Form 10-K
period 1993-12-31
SHERWIN WILLIAMS CO
filed 1994-03-15
CIK 89800

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K

  (MARK ONE)
    [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                       OF 1934 [FEE REQUIRED]
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                                 OR
    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                               ACT OF 1934
                                            [NO FEE REQUIRED]
                             FOR THE TRANSITION PERIOD FROM _______________TO_______________

                         COMMISSION FILE NUMBER 1-4851
                          ----------------------------

                          THE SHERWIN-WILLIAMS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
         (State or other jurisdiction of incorporation or organization)
                                   34-0526850
                      (I.R.S. Employer Identification No.)

                   101 PROSPECT AVENUE, N.W., CLEVELAND, OHIO
                    (Address of principal executive offices)
                                   44115-1075
                                   (Zip Code)

                                 (216) 566-2000
               Registrant's telephone number, including area code
             ------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EXCHANGE ON WHICH
                 TITLE OF EACH CLASS                                   REGISTERED
- ------------------------------------------------------     -----------------------------------
9.875% Debentures due 2016                                 New York Stock Exchange
6.25% Convertible Subordinated Debentures due 1995         New York Stock Exchange
Common Stock, Par Value $1.00                              New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of January 31, 1994, 88,541,364 shares of the Registrant's Common Stock, with a par value of $1.00 each, were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates of the Registrant as of that date was $3,018,773,278.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 15, 1994, as regards the information required to be disclosed in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          THE SHERWIN-WILLIAMS COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this Form 10-K, the terms "Company" and "Registrant" mean The Sherwin-Williams Company and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                               TABLE OF CONTENTS

ITEM NO.                                                                            PAGE NO.
- ---------                                                                           --------
Part I
       1. Business Segment Information
          a. General Development of Business                                            1
          b. Narrative Description of Business                                          1
          c. Financial Information About Business Segments                              7
          d. Foreign and Domestic Operations and Export Sales                           7
       2. Description of Property                                                       8
       3. Legal Proceedings                                                             9
       4. Submission of Matters to a Vote of Security Holders                           9
Part II
       5. Market for Common Equity and Related Stockholder Matters                      9
       6. Selected Financial Data                                                      10
       7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        10
       8. Financial Statements and Supplementary Data                                  16
       9. Changes in and Disagreements on Accounting and Financial Disclosure          17
Part III
      10. Directors and Executive Officers of the Registrant                           18
      11. Executive Compensation                                                       18
      12. Security Ownership of Certain Beneficial Owners and Management               18
      13. Certain Relationships and Related Transactions                               18
Part IV
      14. Financial Statement Schedules, Reports on Form 8-K and Exhibits
          a. Financial Statements, Financial Statement Schedules and Exhibits          19
          b. Reports on Form 8-K                                                       19
Signatures                                                                             36
Consent of Independent Auditors                                                        42

                       NOTE ON INCORPORATION BY REFERENCE

     In Part III of this Form 10-K, various information and data are incorporated by reference from the Company's Definitive Proxy Statement dated March 15, 1994 ("Proxy Statement"). Any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS SEGMENT INFORMATION

GENERAL DEVELOPMENT OF BUSINESS

     In 1993, The Sherwin-Williams Company celebrated 127 years of doing business. The Company was incorporated under the laws of the State of Ohio eighteen years after its founding in 1866. Its core business is the manufacture, distribution and sale of coatings and related products. The expansion of market coverage and increased market share in North America continued in 1993 through the opening of commercial and retail sales outlets, new product introductions and attraction of some of the country's largest retailers as customers.

PAINT STORES SEGMENT

     The Paint Stores Segment exclusively distributes Sherwin-Williams registered trademark branded architectural coatings, industrial maintenance products, industrial finishes and related items produced by the Coatings Segment of the Company and others. Paint, wallcoverings, floorcoverings, window treatments, spray equipment and other associated products are marketed by store personnel and direct sale representatives to the do-it-yourself customer, professional painter, contractor, industrial and commercial maintenance customer, property manager, architect and manufacturer of products requiring a factory finish. Competitors of the Segment are other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated outlets. Product quality, service and price determine the competitive advantage in the highly fragmented paint product market. The loss of any single customer would not have a material adverse effect on the business of the Segment.

     During 1993, the Segment began a long-term project to re-merchandise all of its stores. The project includes implementing new store staffing and equipment models with new interior color schemes, customer informational signage and new sales floor layouts. The result of the complete store re-merchandising is a more appealing customer shopping experience and increased efficiency of store personnel. Additionally, many stores have installed the proprietary new Sher-Tint trademark color matching and tinting system. This new system represents the latest technology in color matching and tinting and is more accurate and much faster than conventional systems. Other technological improvements within the Paint Stores Segment included the installation of a new Executive Information System to provide management with instant access to store operations data.

     In 1994, as part of the Company's continuing emphasis on improving the quality of existing products and on new product development, many new products will be introduced through our national distribution network of stores including a new product called EverClean trademark. This product is a premium latex interior wall paint with superior stain resistance and washability characteristics. EverClean trademark will be launched as part of a national advertising campaign which will be the largest in our Company's history. The advertising campaign will highlight the many other superior quality products available and excellent service customers receive at reasonable prices in their neighborhood Sherwin-Williams stores.

COATINGS SEGMENT

     The Coatings Segment consists of the following six operating units which participate in the manufacture, distribution or sale of coatings and related products: the Coatings, Consumer Brands, Automotive, Transportation Services and Specialty Divisions, and the International Group.

     The Segment has sales to certain customers that, individually, may be a significant portion of its revenues. However, the loss of any single customer would not have a material adverse effect on the overall business of the Segment. All technical expenditures are sponsored by the Company and occur in the Coatings Segment. The expenditures for research and development appear on page 24 of this report.

COATINGS DIVISION

     The Coatings Division manufactures paint and paint related products for the do-it-yourselfer, professional painter, contractor, industrial and commercial maintenance account and manufacturer of factory finished products. Sherwin-Williams registered trademark branded architectural and industrial finishes are manufactured exclusively for the Paint Stores Segment. Labels, color cards, traffic paint, adhesives, private label and other branded products are manufactured for the Paint Stores Segment, the Consumer Brands Division and others. Competitive factors for the Division are product innovation, manufactured product quality, service, distribution and price. Competitors of the Division consist of other coatings manufacturers located throughout the United States. There are approximately 500 such manufacturers at the regional and national levels. The Coatings Division continues to strive to be the lowest cost producer of high quality coatings to gain an advantage over its competitors.

     The Division's already significant emphasis on delivering high quality products and services to its customers grew even stronger in 1993. This commitment to quality and fulfilling customer objectives was highlighted by the certification of all of the Division's manufacturing and technical laboratories under the International Standards Organization's internationally accepted series of guidelines and standards for quality systems. This process, more commonly known as ISO 9000 certification, involves an audit by an independent third party of the Division's documentation of the quality systems in place and adherence to such documentation to gain assurance that customer objectives are being met. Annual independent reviews are subsequently performed to ensure continued compliance with the certification requirements.

     In 1994, the Division's emphasis will be placed on shortening product development cycle time and improving response to customer issues. The formation of regional technical labs will enhance the ability to achieve these goals. Modifications within the manufacturing process that will improve service, increase effective capacity, enhance quality and reduce costs will be continually sought at each facility.

CONSUMER BRANDS DIVISION

     The Consumer Brands Division is responsible for the sales and marketing of branded and private label products by a direct sales staff to unaffiliated home centers, mass merchandisers, independent dealers and distributors. Most of the country's leading retailers are among the Division's regional and national customers. The Division's competition for sales to these leading retailers comes from over 500 regional and national wholesale distributors of branded and private label paint and associated products. The competitive factors that will set the leaders apart from the rest are service, brand recognition, distribution and price.

     In 1993, the Consumer Brands Division made great strides in new technology and product marketing. The Division continues to pursue its mission to supply its customers with the highest quality products, services and programs available in the marketplace. In 1993, the Division developed innovative technology known as Tint-a-Color trademark (automated tinting equipment) and Sense-a-Color trademark (a spectral color analyzer) and successfully introduced them to its retail customers. The Division's introduction of Kids Room trademark paint and the Renaissance registered trademark paint family has resulted in significant incremental volume gains and has helped to further establish the Dutch Boy registered trademark brand as innovative and a market leader. The Division also strives to assist its retail customers with developing and implementing marketing strategies.

     During 1994, new customers and the expansion of product lines to existing customers will further establish Dutch Boy registered trademark as the national market leader in the home center and mass merchandiser segments. In support of this new growth, the Dutch Boy group will begin a promotional venture involving the McDonald Corporation, the National Basketball Association, Turner Network Television, USA Today, Family Circle and Healthy Families America (a national not-for-profit organization for the prevention of child abuse).

AUTOMOTIVE DIVISION

     The Automotive Division develops and manufactures motor vehicle finish and refinish products which are marketed under the Sherwin-Williams registered trademark and other branded labels in the United States and Canada through its network of 144 company-operated branches. The branches are supported by a direct sales staff and products are also marketed through jobbers and wholesale distributors. The Division is the sole distributor of Standox registered trademark branded vehicle refinishing paints in the United States and Canada for American Standox, Inc., its joint venture with Herberts GmbH of Wuppertal, Germany. The Division sells directly to independent automotive body shops, automotive dealerships, fleet owners and refinishers, production shops, body builders and manufacturers requiring a factory finish (OEM).
The Automotive Division has numerous competitors with broad product offerings and several others with niche products. In the last several years, certain foreign competitors have entered the perceived lucrative U.S. automotive aftermarket. Key competitive factors are distribution, product quality, technology and service. Strong distribution and high quality products have been the Division's greatest competitive advantages.

     During 1993, the Automotive Division sought to improve product quality and customer service in several ways. ISO 9002 guidelines and standards were implemented throughout the Division. Cross functional teams were organized to work on coordination of specific issues involved with improving quality and service to the Division's customers and meeting their objectives. The Division also completed assimilation of all passenger car OEM paint production into the Richmond, Kentucky plant.

     The Division's plans for 1994 call for continuing focus on quality and reduction of order cycle time. This will increase plant capacity, reduce working capital requirements and improve customer service. Further, the Division plans to introduce the 3.5 VOC "Plan C" Urethane system and the Waterborne Basecoat for vehicle refinishing. Both of these new products will be designed for the Vehicle Refinish and Fleet/OEM market segments.

TRANSPORTATION SERVICES DIVISION

     The Transportation Services Division provides warehousing, truckload freight, pool assembly, freight brokerage and consolidation services primarily for the Company and for certain external manufacturers, distributors and retailers throughout the United States. This Division provides the Company with total logistics service support which allows increased delivery schedules, lower field inventory levels and fewer out-of-stocks.

     The Transportation Services Division has many different and diverse competitors. In the trucking industry, there are a few large carriers having small or moderate market share while thousands of other carriers compete for the balance of the market. The warehousing and distribution service market is characterized by a large number of competitors with none having dominant share. Since the primary business of the Division is to provide services for the Company's other divisions, gaining market share is not of major significance.

     Installation of the Automated Warehouse Control System (AWCS) was completed in all the full service warehouses during 1993. The AWCS technology, which is proprietary to the Company, improves the efficiency of the order picking process in the warehouses and significantly reduces the manpower necessary to complete a shipping order. Bar code technology is currently being developed for use in conjunction with the AWCS system and for use in other divisions of the Company for manufacturing, shipping, receiving, stocking and selling. Complete implementation of the bar code technology throughout the Company will take several years. The technology is being developed first through the AWCS system by the Transportation Services Division so they will be among the first divisions to have the capability of bar code efficiency.

     The Division achieved ISO 9000 certification for two of its operations in 1993 and will continue to implement procedures to achieve this certification at the remaining centers during 1994. As safety has always been of utmost importance, the trucking subsidiary of the Company was proud to achieve first place, for the second straight year, in the National Industrial Safe Fleet Contest.

     During 1994, the Division will seek to evaluate and install new software to improve shipping and routing procedures currently in place to further provide the Division a competitive advantage.

SPECIALTY DIVISION

     The Specialty Division competes in three areas: custom and industrial aerosols; paint applicators; and retail and wholesale consumer aerosols. The Division participates in the retail and wholesale paint, automotive, sanitary supply, institutional, insecticide and industrial markets. A wide variety of aerosol products are filled, packaged and distributed to regional and national customers. Approximately 7.7 percent of the Division's total sales represent aerosols and paint applicators sold to the Paint Stores Segment. The remaining products are marketed through mass merchandisers, home centers, automotive chains, sanitary supply marketers and maintenance distribution channels. There are various primary competitors in each of the Division's product lines. The main competitive factors are technical know-how, quality, service and price. The Specialty Division has superior quality products, more efficient manufacturing and distribution, frequent customer contact and better customer service at competitive prices which distinguish it from its competitors.

     In 1993, the Specialty Division expanded distribution of the Stonecraft trademark and Marblecraft trademark product lines to major retailers with additional retailers and homecenters expected in 1994. In addition, production capabilities were successfully expanded at the Holland, Michigan manufacturing site to enable the Division to better meet future demand.

     During 1994, the Division plans to complete construction of its Dayton Valley, Nevada warehouse. The completion of this warehouse will permit the Company to consolidate much of its West Coast distribution. The Division also plans the introduction of a new product line consisting of one-ounce bottles of paint and three-ounce aerosol cans that will be targeted for the school supply and arts and craft customer.

INTERNATIONAL GROUP

     Products carrying the Sherwin-Williams registered trademark, Kem-Tone registered trademark and related trade names are manufactured and sold around the world through subsidiaries, joint ventures and licensees. A consolidated foreign subsidiary in Jamaica generally markets a full line of products including architectural coatings, industrial maintenance products, automotive repaint finishes, industrial finishes and a variety of home decorative items. Products manufactured in Kingston, Jamaica are sold through 13 stores and other dealers and by a direct sales force to independent dealers, painters, contractors, automotive body shops and industrial and commercial maintenance accounts in Jamaica. The International Group has many competitors in each of its foreign markets. Service, quality and price are the primary competitive factors in the markets served.

     The Group has 48 licensees in 37 countries. The majority of the licensees' sales are in South America, the strongest market. New licensing agreements were signed in Bermuda, Indonesia, Israel, Malaysia, Panama, Japan and Syria in 1993. New business development will take place following a predetermined regional approach for the establishment of subsidiaries, joint ventures and licensees in selected countries. The International Group derives a substantial part of its income from the licensing of technology, trademarks and trade names to foreign companies.

     An unconsolidated subsidiary in Panama was sold by the Company during 1993 to our long-standing licensee in El Salvador, thereby reinforcing our current position in Central America. During the fourth quarter of 1993, our subsidiary in Mexico introduced a new tinting system, Color Selector trademark, through its exclusive dealers. This system will serve to increase the competitiveness of operations by fulfilling customer needs as well as strengthening the dealer organization in Mexico.

     A new logistics system, currently under development, will be implemented in Mexico in 1994 to provide improved service levels and establish a sound foundation for future expansion. The Interna-tional Group plans to further consolidate all export operations in 1994 to focus its efforts and maximize efficiencies.

OTHER SEGMENT

     The Other Segment is responsible for the acquisition, development, leasing and management of properties for use by the Company and others. Obtaining real estate in the proper location at the appropriate cost is a critical component for achieving the desired operating success, particularly for paint stores and warehouses. This Segment has many competitors consisting of other real estate owners, developers and managers in certain states where we currently hold property. The main competitive factors are the availability of property and price.

     At the end of 1993, the Retail Properties Division owned or leased 207 properties, representing over 1,665,000 square feet of space, which are conducive to the sale of paint and associated products. Such properties include 127 freestanding buildings, for exclusive use by the Paint Stores Segment, and 80 multi-tenant properties, utilized when the basic needs of the paint store can be met and where external rental opportunities can be operated profitably. The paint store must be easily accessible to professional painters and contractors with sufficient access to pickup and delivery areas. Multi-tenant properties are usually smaller "strip" shopping centers with adequate parking, and generally, the paint store will be located at the end of the shopping area for the most convenient access. In 1994, the Division does not anticipate any need to acquire or develop additional locations. The occupancy rate for external space was 78.4 percent at December 31, 1993.

     The Non-Retail Properties Division owned or leased 21 properties approximating 2.6 million square feet. These properties consisted primarily of office buildings, manufacturing facilities and warehouses at the end of 1993. Occasionally, such properties are acquired or developed to provide the lowest cost alternative for warehouse or manufacturing expansion. Locations that have been utilized profitably in the past which can no longer contribute to the Company's future plans are currently offered for sale or lease. Locations that can continue to operate efficiently and achieve the desired rate of return will continue to be held by this Segment.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     With respect to the Paint Stores Segment, there are sufficient suppliers of each product purchased for resale that the Segment does not anticipate any significant sourcing problems. For the Coatings Segment, raw materials and fuel supplies are generally available from various sources in sufficient quantities that the Segment does not anticipate any significant sourcing problems during 1994.

SEASONALITY

     The majority of the sales for the Paint Stores Segment and Coatings Segment traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Other Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of trademarks and trade names contribute significantly to the sales of the Company. The Paint Stores Segment is identified with names such as Sherwin-Williams registered trademark, SuperPaint registered trademark, Pro Mar registered trademark, Glas-Clad registered trademark and Perma-
Clad registered trademark. The Coatings Segment employs a variety of trade names and trademarks in marketing its products, such as Sherwin-Williams registered trademark, Dutch Boy registered trademark, Kem-Tone registered trademark, Martin-Senour registered trademark, Cuprinol registered trademark, Acme registered trademark, Krylon registered trademark, Color Works registered trademark, Illinois Bronze registered trademark, Rust Tough registered trademark, Rubberset registered trademark and Dupli-Color registered trademark.

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole, the International Group derives a substantial part of its income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint products through 1994.

EMPLOYEES

     The Company employed approximately 17,200 persons at December 31, 1993.

ENVIRONMENTAL COMPLIANCE

     See Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 through 16 of this report, for details on environmental compliance.

BUSINESS SEGMENTS

                   (MILLIONS OF DOLLARS)                        1993        1992       1991
- --------------------------------------------------------------------------------------------
NET EXTERNAL SALES
Paint Stores                                                   $ 1,830     $1,682     $1,495
Coatings                                                         1,105      1,052      1,032
Other                                                               14         14         14
- --------------------------------------------------------------------------------------------
Segment totals                                                 $ 2,949     $2,748     $2,541
INTERSEGMENT TRANSFERS
Coatings                                                       $   655     $  598     $  523
Other                                                               17         16         16
- --------------------------------------------------------------------------------------------
Segment totals                                                 $   672     $  614     $  539
OPERATING PROFITS
Paint Stores                                                   $   117     $   91*    $   82
Coatings                                                           194        174*       140
Other                                                                5          6*         8
Corporate expenses -- net                                          (52)       (45)*      (31)
- --------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and
  cumulative effects of changes in accounting methods          $   264     $  226*    $  199
IDENTIFIABLE ASSETS
Paint Stores                                                   $   494     $  464     $  449
Coatings                                                           730        719        713
Other                                                               51         58         55
Corporate                                                          640        489        395
- --------------------------------------------------------------------------------------------
Consolidated totals                                            $ 1,915     $1,730     $1,612
CAPITAL EXPENDITURES
Paint Stores                                                   $    28     $   21     $   18
Coatings                                                            24         40         21
Other                                                                6          3          9
Corporate                                                            5          5          3
- --------------------------------------------------------------------------------------------
Consolidated totals                                            $    63     $   69     $   51
DEPRECIATION
Paint Stores                                                   $    19     $   17     $   16
Coatings                                                            25         24         22
Other                                                                7          6          6
Corporate                                                            4          4          4
- --------------------------------------------------------------------------------------------
Consolidated totals                                            $    55     $   51     $   48

* Beginning January 1, 1992, additional expenses associated with postretirement benefits reduced operating profits $9 million. For comparative purposes with prior years, Paint Stores' Operating Profit for 1992 was $96 million and Coatings' was $178 million, excluding the effects of such additional expenses.

NOTES TO SEGMENT TABLES
     Operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses. Intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales. Corporate expenses include interest which is unrelated to real estate leasing activities, certain provisions for disposition and termination of operations and environmental remediation which are not directly associated with or allocable to any operating segment, and other adjustments.

     Identifiable assets are those directly identified with each Segment's operations. Corporate assets consist primarily of cash, investments, deferred pension assets, headquarters property, plant and equipment and certain property under capital leases.

     Export sales, sales of foreign subsidiaries and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all years presented.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Cleveland, Ohio. The Company's principal manufacturing and distribution facilities, operated by the Coatings Segment, are located as set forth below.

                                     LEASED                                               LEASED
    MANUFACTURING FACILITIES        OR OWNED             DISTRIBUTION FACILITIES         OR OWNED
- ---------------------------------   --------         ------------------------------      --------
Anaheim, California                  Owned           Buford, Georgia                     Leased
Baltimore, Maryland                  Owned           Columbus, Ohio                      Leased
Bedford Heights, Ohio                Owned           Effingham, Illinois                 Leased
Chicago, Illinois                    Owned           Greencastle, Indiana                 Owned
Coffeyville, Kansas                  Owned           Hayward, California                 Leased
Columbus, Ohio                       Owned           Hunt Valley, Maryland               Leased
Crisfield, Maryland                 Leased           Lagrange, Georgia                    Owned
Deshler, Ohio                        Owned           Reno, Nevada                        Leased
Elk Grove, Illinois                  Owned           Sparks, Nevada                      Leased
Emeryville, California               Owned           Waco, Texas                         Leased
Fountain Inn, South Carolina         Owned           Winter Haven, Florida                Owned
Garland, Texas                       Owned           York, Pennsylvania                   Owned
Greensboro, North Carolina           Owned           Calgary, Alberta, Canada            Leased
Holland, Michigan                    Owned           Mississauga, Ontario, Canada        Leased
Morrow, Georgia                      Owned           Richmond Hills, Ontario, Canada     Leased
Newark, New Jersey                   Owned           Scarborough, Ontario, Canada         Owned
Orlando, Florida                     Owned           San Juan, Puerto Rico               Leased
Richmond, Kentucky                   Owned
Kingston, Jamaica                    Owned



     In addition, the Coatings Segment operates 144 company-operated automotive branches, of which 2 are owned, in the United States and Canada and 13 leased stores in Jamaica.

     There were 2,030 company-operated paint stores in the forty-eight contiguous states, Canada and Puerto Rico which constitute the entire operations of the Paint Stores Segment. All stores are leased locations with 207 being leased from the Company's Retail Properties Division in the Other Segment. At the end of 1993, the Segment was comprised of four separate operating geographic divisions: the Mid Western Division with 568 stores primarily located in the midwestern and upper west coast states and western Canada; the Eastern Division which has 441 stores along the upper east coast, New England and eastern Canada; the Southeastern Division which has 516 stores principally covering the lower east and gulf coasts and Puerto Rico; and the South Western Division with 505 stores in the plains states and the lower west coast. The Paint Stores Segment opened 26 new stores in 1993, closed 20, re-merchandised 859 and relocated 66.

     All property within the Other Segment is owned by the Company except for 2 land leases in the Retail Properties Division and a leased warehouse that is sublet to a tenant not associated with the Company.

ITEM 3.   LEGAL PROCEEDINGS

     On June 10, 1993, the People of the State of California ex. rel. Daniel E. Lungren, Attorney General of the State of California, filed a complaint against the Company and its subsidiary, Dupli-Color Products Company (collectively, "Company"), in the Superior Court of the State of California, County of San Francisco. The Complaint alleges violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986, generally referred to as Proposition 65, and Business and Professions Code. Specifically, the Complaint alleges the Company failed to adequately warn California consumers that certain spray paints, primers and other coatings manufactured by the Company contain a chemical known to the State of California to cause birth defects or other reproductive harm. The relief sought demands an undetermined amount of civil penalties and injunctive relief. Pursuant to a Settlement Agreement entered into recently with the State, the Company has agreed to a civil penalty in the amount of $1,022,000. The penalty is subject to certain credits for development costs incurred by the Company associated with the introduction of water based aerosol paint products. Pursuant to the Agreement, the penalty, assuming adjustment for all credits, shall not exceed $675,000. The Settlement Agreement is subject to Court approval.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sherwin-Williams Common Stock is listed on the New York Stock Exchange and traded under the symbol SHW.

                      QUARTERLY STOCK PRICES AND DIVIDENDS

                                          Quarter      High         Low       Dividend
                                          --------------------------------------------
                1993                        1ST       $34.250     $30.000      $ .125
                                            2ND        34.375      30.125        .125
                                            3RD        36.125      29.875        .125
                                            4TH        37.500      32.750        .125
                1992                        1st       $29.875     $25.375      $  .11
                                            2nd        30.250      26.625         .11
                                            3rd        30.875      26.750         .11
                                            4th        32.875      27.000         .11

     The number of shareholders of record for Sherwin-Williams Common Stock, par value $1.00 each, as of January 31, 1994 was 11,853. The closing market value per share as listed on the New York Stock Exchange as of the close of business January 31, 1994 was $34.125.

ITEM 6.   SELECTED FINANCIAL DATA
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                  1993       1992       1991       1990       1989
- ---------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                        $2,949     $2,748     $2,541     $2,267     $2,123
Income before cumulative effects of changes
  in accounting methods                             165        145*       128        123        109
FINANCIAL POSITION
Total assets                                     $1,915     $1,730     $1,612     $1,504     $1,375
Long-term debt                                       38         60         72        138        105
PER COMMON SHARE DATA
Income before cumulative effects of changes
  in accounting methods                          $ 1.85     $ 1.63*    $ 1.45     $ 1.41     $ 1.26
Cash dividends                                      .50        .44        .42        .38        .35

* Includes a reduction, beginning January 1, 1992, for the additional expense of accruing postretirement benefits. (See Note 6, page 28). Such additional expense was $5.7 million after income taxes ($.06 per share) in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- 1993

     During 1993, the Company continued to enhance its financial strength by improving on an already strong balance sheet. Cash and short-term investments increased $102.1 million over 1992 levels to $269.8 million due primarily to 1993's net operating cash flow of over $254 million. The Statements of Consolidated Cash Flows, on page 22 of this report, present more detailed cash flow information. Increases and decreases in other components of working capital occurred primarily due to increased sales and the related increase in manufacturing activity. Reductions in long-term debt combined with the growth in shareholders' equity during the past fourteen years have lowered the debt-to-capitalization ratio from 47.4 percent at the end of 1979 to 3.7 percent at the end of 1993. Total assets, valued at over $1.9 billion, grew by $184.8 million during 1993. The current ratio remained constant at 2.0 when comparing year ends 1993 and 1992.

     Net property, plant and equipment increased $6.2 million from 1992. Capital expenditures of $63.0 million were offset by depreciation expense of $55.1 million and certain retirements of assets. Capital expenditures in 1993 represented principally the opening, remodeling, relocating or re-merchandising of paint stores and the continued upgrade of facilities and equipment at manufacturing, distribution and research sites. Capital expenditures were higher in the Paint Stores Segment due to the upgrading of existing POS devices and the re-merchandising project that began in 1993. In the Coatings Segment, capital expenditures were lower due to the completion in 1992 of the Winter Haven, Florida distribution center. There have been no significant acquisitions of property, plant and equipment during the past three years. In 1994, we plan to continue investing strategically in new facilities, improving or expanding existing facilities and in upgrading equipment. The timing of capital expenditures is anticipated to coincide generally with our operating cash flow. Therefore, we do not anticipate the need for any external financing to specifically support our capital programs.

     Changes in intangible and other assets during 1993 resulted primarily from the amortization of intangible assets associated with prior acquisitions totaling $13.8 million. The deferred pension assets, recorded at $214.6 million, represent the excess fair market value of the assets of the defined benefit pension plans and certain unamortized net losses over the actuarially determined projected plan obligations. The 1993 increase in the deferred pension assets of $24.6 million represents the recognition of the current year net pension credit and the effect of merging the hourly employees' defined benefit pension plan with a frozen participation salaried defined benefit pension plan associated with previously discontinued operations. The merged defined benefit pension plan was overfunded at December 31, 1993. See
Note 5, on page 26 of this report, for further clarification of the excess pension assets and the components of asset recognition. As of December 31, 1993, the assumed discount rate, used in actuarial calculations to determine the present value of benefit obligations, was lowered from 8.5 percent to 7.25 percent to reflect current economic conditions. The effect of this adjustment increased the projected benefit obligation and the unrecognized net loss, which is an accumulation of actuarial gains and losses arising from changes in assumptions and other changes. The unrecognized net loss is amortized over the average remaining service lives of the plan participants beginning in the period after the change was made. The incremental annual pension cost in 1994 resulting from the change in the assumed discount rate will approximate $2.5 million. Additionally, the assumed long-term rate of return on plan assets was lowered from 10.0 percent to 8.5 percent. While this change will result in approximately $4.3 million less annual earnings on plan assets, it also reduces potential future exposure for additional unrecognized net losses for any excess assumed return over the actual plan asset earnings.

     Long-term debt was reduced significantly during 1993 when the Company, in addition to normal debt maturities, acquired $20 million principal of certain outstanding 9.875 percent debentures. If a significant advantageous investing opportunity should arise, we have in place additional financing flexibility, more fully explained in Note 7 on page 29 of this report. We did not utilize any of our short-term borrowing capacity during 1993. Sufficient cash flows should be generated from operations to avoid any short-term borrowings in 1994.

     The current year change in the liability for postretirement benefits other than pensions resulted from the excess of the net postretirement benefit expense, as required by Statement of Financial Accounting Standards (SFAS) No. 106, less the costs for benefit claims incurred. The current portion of the postretirement benefits liability, amounting to $9.1 million, is included in other accruals. The assumed discount rate used to calculate the present value of the postretirement benefit plan obligation was lowered from 8.5 percent to 7.25 percent and the assumed weighted-average annual rate of increase of covered benefits (i.e., the health care cost trend rate) was reduced one percentage point in each year, effective December 31, 1993. These changes increased the unrecognized net loss at December 31, 1993. Because the resulting unrecognized net loss is within the boundaries of the amortization "corridor", the impact on future annual postretirement benefit expense is negligible. Plan amendments made January 1, 1993 significantly reduced the accumulated postretirement benefit obligation creating an unrecognized prior service credit. The reduction of the annual postretirement benefit expense began in 1993 and will continue through 2004. See Note 6, on page 28 of this report, for additional information concerning the Company's postretirement benefit obligations.

     Other long-term liabilities include accruals for environmental related matters and other non-current liabilities. The increase in the total for these accruals to $92.4 million was the result of an increase in the accruals for environmental related matters and certain reclassifications from current liabilities.

     Shareholders' equity increased $127.3 million during 1993 due primarily to current year net income partially offset by dividends paid to shareholders. Treasury stock of 421,500 shares was acquired in 1993 and additional shares were received in exchange for stock issued in accordance with the Company's 1984 Stock Plan. Occasionally, we acquire Company stock for general corporate purposes and, depending on our cash position and market conditions, we may purchase additional shares of stock in the future. See the Statements of Consolidated Shareholders' Equity, on page 23 of this report, and Note 9, on page 31 of this report, for equity and capital stock detail.

     At a meeting held February 16, 1994, the Board of Directors declared a regular quarterly dividend of $.14 per share. This dividend represents the fifteenth consecutive yearly increase and a compounded rate of increase of 31.3 percent since the dividend was reinstated in the fourth quarter of 1979. The 1993 annual dividend of $.50 per share marked the fourteenth consecutive year that the dividend approximated our payout ratio target of 30 percent of the prior year's earnings.

     The Company and certain other companies were named defendants in a number of lawsuits arising from the manufacture and sale of lead pigments and lead paints. It is possible that additional lawsuits may be filed against the Company in the future with similar allegations. The various existing lawsuits seek damages for personal injuries and property damages, along with costs incurred to abate the lead related paint from buildings. The Company believes that such lawsuits are without merit and is vigorously defending them. The Company does not believe that any potential liability ultimately determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's business or financial condition.

     The Company believes that it conducts its operations in compliance with the applicable environmental laws and regulations and has implemented various programs designed to protect the environment and ensure continued compliance.

     The operations of the Company, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose liability on the Company for past operations which were conducted utilizing practices and procedures that were considered acceptable under the laws and regulations existing at the time these operations were conducted. The Company expects the environmental laws and regulations to impose increasingly stringent requirements upon the Company and our industry in the future.

     The Company is involved with environmental compliance and remediation activities at some of its current and former sites. Capital expenditures and expenses for ongoing compliance measures are included in the normal operating expenses of conducting business. These capital expenditures and other expenses were not material to the Company's financial condition or net income during 1993, and the Company does not expect these capital expenditures and other expenses to be material to the Company's financial condition or net income in the future.

     The Company, together with other parties, has also been designated a potentially responsible party under federal and state environmental protection laws for the remediation of hazardous waste at a number of third-party sites, primarily Superfund sites. In general, these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. The Company may be similarly designated with respect to additional third-party sites in the future.

     Although the Company continuously assesses its potential liability for remediation activities with respect to its past operations and third-party sites, any potential liability ultimately determined to be attributable to the Company is subject to a number of uncertainties including, among others, the number of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, and the method and extent of remediation. The Company has accrued for certain environmental remediation activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated.

     As disclosed in the Company's quarterly report filed on Form 10-Q for the quarter ended June 30, 1993, the Company was named a defendant in a lawsuit filed on July 16, 1993 by the United States Department of Justice, on behalf of the United States Environmental Protection Agency, regarding the Company's operations at its southeast Chicago facility. The lawsuit, which alleges violations under various environmental statutes, seeks an undetermined amount of civil penalties and further demands that certain, unspecified, corrective action be taken to clean up the site. The Company is vigorously contesting the allegations.

     During 1993, the Company was also named a defendant in a lawsuit brought by PMC, Inc. regarding one of the Company's former Chemical Division's manufacturing facilities. This facility is located adjacent to the Company's southeast Chicago facility referenced in the prior paragraph and was sold to PMC, Inc. in 1985. PMC, Inc. is seeking an undisclosed amount for environmental remediation costs and other damages based upon contractual and tort theories, and under various environmental laws. The Company is vigorously defending this lawsuit.

     With respect to the Company's southeast Chicago facility and its former manufacturing facility adjacent thereto, both referenced above, the Company has evaluated its potential liability and, based upon its preliminary evaluation, has accrued an appropriate amount. However, due to the uncertainties surrounding these facilities, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of the liability may result in a significant impact on net income for the annual or interim period during which the additional costs are accrued.

     At December 31, 1993, the Company had various environmental related accruals of $61.4 million, compared with $51.9 million at December 31, 1992 and $44.9 million at December 31, 1991. These environmental related accruals are contained in the current liabilities and other long-term liabilities portions of the Company's consolidated balance sheets and are adjusted as information becomes available upon which more accurate estimated costs can be made. In the opinion of the Company's management, any potential liability ultimately attributed to the Company for its environmental related matters will not have a material adverse effect on the Company's financial condition, liquidity or cash flow.

     In addition to the accrual for environmental related matters discussed above, the Company maintains accruals for the disposition and termination of operations. Some of these costs are environmentally related. See Note 4 on page 26 of this report.

RESULTS OF OPERATIONS -- 1993 VS 1992

     Consolidated net sales increased in 1993 by $201.5 million to $2.95 billion, an increase of 7.3 percent. The Paint Stores Segment accounted for $148.6 million, or 73.7 percent, of the consolidated sales increase. The Company's consolidated market share of gallons sold continued to increase as our gallons sold increased at a faster rate than total gallons sold for the paint industry, according to the latest U.S. Government statistics.

     The Paint Stores Segment realized an 8.8 percent sales increase as all operating divisions achieved sales results better than the results of 1992. Comparable-store sales increased 8.5 percent. Modest selling price increases within select product categories were partially offset by selling price adjustments on certain non-paint products to result in overall 1993 price levels remaining relatively constant with the prior year. Therefore, most of the Segment's sales increase resulted from increased paint gallons sold, complemented by volume increases in associated products. Strong sales to wholesale customers, which includes professional painters, contractors, and industrial and commercial maintenance customers, were partially offset by continued soft retail sales in the first half of the year.

     The Coatings Segment had a sales increase of 5.0 percent for 1993. The Consumer Brands Division increased its sales volume in 1993 over the prior year results primarily due to growth in the Dutch Boy registered trademark brand and increased gallons sold to certain national customers. The growth of major customers in our distribution base continued throughout 1993. The Automotive Division had steady sales growth in its domestic branches and the majority of its major product lines resulting in an overall sales increase for 1993. Sales of external paint gallons and certain related products increased compared to 1992. The sales results of the Specialty Division improved primarily due to growth in Krylon registered trademark brand products. Revenue for the real estate operations in the Other Segment was slightly higher in comparison to 1992.

     Consolidated gross profit dollars were 8.1 percent higher than last year as gross profit as a percent of sales increased to 42.5 percent from 42.2 percent in 1992. An increase in the Coatings Segment's gross margin was due primarily to continuing volume gains and the associated improvement in capacity utilization, overall stable raw material costs and cost containment. The Paint Stores Segment's gross margin increased slightly as overall 1993 pricing was flat compared to 1992.

     Consolidated selling, general and administrative expenses remained constant at 33.3 percent when comparing 1993 to 1992. Higher dollars spent occurred in the Coatings Segment as compared to last year due primarily to additional costs for market penetration efforts for new customers, increased promotional expenses associated with the introduction of new products and ongoing brand support.

     Consolidated operating profits increased 11.2 percent in comparison with 1992. Operating profits of the Paint Stores Segment increased 28.5 percent due primarily to volume gains. The Coatings Segment's operating profits increased
11.9 percent due primarily to manufacturing efficiencies due to volume gains, stable raw material costs and ongoing cost containment. The operating profits of the Other Segment decreased in comparison to 1992 due primarily to various provisions made for certain non-retail properties. Corporate expenses increased over 1992 as a result of changes in various provisions and other items which are not directly associated with or allocable to any remaining operating segment. Refer to pages 1 through 7 of this report for additional Business Segment information.

     Interest expense decreased 24.8 percent from last year due to normal maturities and acquisitions of long-term debt and no short-term borrowings being utilized during 1993. Correspondingly, our interest coverage improved to 42.0 times in 1993 compared to 27.4 times in 1992 (based on income before income taxes and cumulative effects of changes in accounting methods). Our fixed charge coverage, which is calculated using interest and rent expense, improved to 3.7 times in 1993 versus 3.4 times in 1992 (based also on income before income taxes and cumulative effects of changes in accounting methods).

     Interest and net investment income increased 48.2 percent to $7.0 million primarily as a result of higher cash and short-term investment balances partially offset by lower effective yields. Other costs and expenses decreased to $7.3 million primarily due to reductions in the net adjustments to prior accruals relating to the disposition and termination of operations and in the provisions for environmental remediation. See Notes 3 and 4, on pages 25 and 26, respectively, of this report, for further detail of other costs and expenses. Income tax expense increased in 1993 as compared to 1992 primarily due to an increase in the federal income tax rate legislated by Congress in the Omnibus Budget Reconciliation Act of 1993. Income before cumulative effects of changes in accounting methods increased 14.2 percent and income per share before cumulative effects of changes in accounting methods increased 13.6 percent.

     During 1993, the Company generated $254.3 million in cash flow from operations. This allowed us to acquire certain outstanding debentures, acquire additional common shares for treasury and increase the annual dividend.

     The Company will be required to adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1994. This new accounting standard requires accrual accounting for postemployment benefits instead of recognizing the expense when the benefit is paid. Company postemployment benefits available to certain individuals include disability benefits, severance benefits, health and life insurance, outplacement counseling, etc. The effect of adopting SFAS No. 112 is not expected to be material to the Company's financial position or results of its operations. There will be no effect on the Company's cash flow from operations due to this change in accounting.

RESULTS OF OPERATIONS -- 1992 VS 1991

     Consolidated net sales in 1992 increased more than $206 million to $2.75 billion, an 8.1 percent increase. The Paint Stores Segment accounted for more than $186 million of the consolidated sales increase. The Company's consolidated market share of gallons sold continued to increase as our gallons sold increased at a faster rate than total gallons sold for the paint industry, according to the latest 1992 U.S. Government statistics available.

     The Paint Stores Segment realized a 12.4 percent sales increase as all operating divisions achieved sales results significantly above the sluggish results of 1991. Comparable store sales increased 11.5 percent. Adjusting for the July 1991 reorganization of the Chemical Coatings business and the

1991 acquisition of Cook Paint and Varnish Company, segment sales improved 10.3 percent with a comparable store sales gain of 9.8 percent for the year. Overall, selling prices remained flat due to competitive price pressures. Thus, most of the Segment's sales increase resulted from increased paint gallons sold, complemented by volume increases in all other product lines. Strong sales to wholesale customers, which includes professional painters, contractors, and industrial and commercial maintenance customers, were partially offset by soft retail sales.

     The Coatings Segment realized a sales increase of 1.9 percent for 1992. Adjusting for the reorganization of the Chemical Coatings business and the acquisitions of the Cuprinol registered trademark brand, the Holland Division of Guardsman Products, Inc., and Cook Paint and Varnish Company in 1991, sales for the Segment improved 2.3 percent over the prior year. The Consumer Brands Division, formed in early 1992, increased its sales volume in 1992 over comparable prior year numbers, primarily in the Dutch Boy registered trademark brand and select private label brands. The Automotive Division showed steady sales growth in its domestic branches and all major wholesale product lines. However, due to sales mix between paint gallons and related products, gallons sold decreased slightly while overall dollars for all product lines increased. The Specialty Division had improved sales results primarily due to the growth in Krylon registered trademark brand products. Revenue for the real estate operations in the Other Segment was up slightly in comparison to 1991.

     Consolidated gross profit as a percent of sales increased to 42.2 percent from 41.0 percent in 1991 and gross profit dollars increased 11.3 percent. The increase in gross margin was due primarily to continuing volume gains and the associated improvement in capacity utilization, overall stable raw material costs, the ongoing improvement of acquired businesses and cost reductions associated with the Chemical Coatings reorganization. Competitive price pressures on select product lines and higher employee benefit expenses, particularly health care expenses, partially offset the improvements noted.

     Consolidated selling, general and administrative expenses increased as a percent of sales to 33.3 percent from 32.5 percent in 1991. These expenses were higher primarily due to the additional 1992 postretirement benefits expense created by the adoption of SFAS No. 106. Also contributing to higher levels of expense were increased promotional expenses associated with the introduction of new products and other increased advertising expenditures.

     Consolidated operating profits increased 13.7 percent in comparison with 1991. Operating profits of the Paint Stores Segment increased 11.1 percent due primarily to volume gains partially offset by continuing competitive price pressures. Excluding the current year effect of SFAS No. 106, Paint Stores Segment operating profits would have increased 16.8 percent. The Coatings Segment's operating profits increased 24.3 percent due primarily to lower costs and improvement of acquired businesses as detailed above. Excluding the current year effect of SFAS No. 106, this segment's operating profits increased 27.2 percent. The operating profits of the Other Segment decreased due to 1992 provisions for the disposition of certain unprofitable non-retail properties. Corporate expenses increased over 1991 as a result of changes in various provisions and other items which are not directly associated with or allocable to any remaining operating segment. Refer to pages 1 through 7 of this report for more Business Segment information.

     Interest expense decreased 30.4 percent from last year due to normal maturities and prepayments of long-term debt. Less short-term borrowings utilized and lower average interest rates paid on short-term borrowings also reduced interest expense as compared to 1991. Our interest coverage improved to
27.4 times in 1992 (based on income before income taxes and cumulative effects of changes in accounting methods) compared to 17.1 times in 1991. Our fixed charge coverage, which is calculated using interest and rent expense, improved to 3.4 times in 1992 (based also on income before income taxes and cumulative effects of changes in accounting methods) versus 3.1 times in 1991.

     Interest and net investment income decreased 7.4 percent to $4.7 million due to lower yields realized than in 1991. Other costs and expenses increased $4.7 million primarily due to an increase in the accrual for disposition and termination of certain operations in 1992. See Notes 3 and 4, on pages 25 and 26, respectively, of this report for further detail of other costs and expenses. An increase in the effective income tax rate is due generally to the reduction in tax-favored investments and other items realized by the Company. Net income decreased 51.0 percent to $62.9 million and net income per share decreased 51.4 percent to $.71. Excluding the cumulative one-time charge of adopting SFAS No. 106 and SFAS No. 109, net income increased
12.8 percent to $144.6 million and net income per share increased 11.9 percent to $1.63.

     During 1992, the Company generated $214.1 million in cash flow from operations. This allowed us to invest in capital programs, prepay certain outstanding debt, increase the annual dividend, and still retain $167.7 million in cash and short-term investments at the end of the year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 1993, 1992 and 1991, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed at Item 14(a)(2) on page 19. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 1993, 1992 and 1991, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 6 and 12 to the consolidated financial statements, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes, respectively.



/s/ Ernst & Young

Cleveland, Ohio
January 20, 1994

REPORT OF MANAGEMENT

Shareholders
The Sherwin-Williams Company

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 1993, 1992 and 1991. The primary responsibility for the integrity of the financial information rests with management. This information is prepared in accordance with generally accepted accounting principles based upon our best estimates and judgments and giving due consideration to materiality.

     The Company maintains accounting and control systems which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. There are limits inherent in all systems of internal control based on the recognition that the cost of such systems should not exceed the benefits to be derived. We believe our system provides this appropriate balance.

     The Board of Directors pursues its responsibility for these financial statements through the Audit Committee, composed exclusively of outside directors. The Committee meets periodically with management, internal auditors and our independent auditors to discuss the adequacy of financial controls, the quality of financial reporting and the nature, extent and results of the audit effort. Both the internal auditors and independent auditors have private and confidential access to the Audit Committee at all times.

J.G. Breen                   L.J. Pitorak                           J.L. Ault
Chairman and                 Senior Vice President -- Finance,      Vice President --
Chief Executive Officer      Treasurer and Chief Financial          Corporate Controller
                             Officer

FINANCIAL STATEMENTS

     See "Item 14 -- Financial Statement Schedules, Reports on Form 8-K and Exhibits" for the required Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
              OF THE REGISTRANT

     The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Proxy Statement which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference.

     The information required by Item 10 regarding Executive Officers is contained under the caption "Executive Officers of the Company" in the Proxy Statement which information under such caption is incorporated herein by reference.

     The information required by Item 10 regarding certain significant employees is contained under the caption "Operating Managers of the Company" in the Proxy Statement which information under such caption is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under certain captions and tables in the Proxy Statement which information under such captions and tables is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under certain captions in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14.   FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

(a)

     (1) Financial Statements

        (i)    Statements of Consolidated Income for the Years Ended
               December 31, 1993, 1992 and 1991
        (ii)   Consolidated Balance Sheets at December 31, 1993, 1992 and 1991
        (iii) Statements of Consolidated Cash Flows for the Years Ended December 31, 1993, 1992 and 1991
        (iv) Statements of Consolidated Shareholders' Equity for the Years Ended December 31, 1993, 1992 and 1991
        (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 1993, 1992 and 1991

     (2) Financial Statement Schedules

               Financial Schedules Nos. VIII and X for the Years Ended December 31, 1993, 1992 and 1991

     (3) Exhibits

               See Exhibits on page 38 of this report

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1993.

                       STATEMENTS OF CONSOLIDATED INCOME

                  (Thousands of Dollars Except Per Share data)

                                                    1993            1992           1991
- ------------------------------------------------------------------------------------------
Net sales                                         $2,949,303     $2,747,843     $2,541,446
Costs and expenses:
     Cost of goods sold                            1,696,959      1,589,430      1,500,298
     Selling, general and administrative
       expenses                                      981,268        914,660        825,859
     Interest expense                                  6,453          8,576         12,326
     Interest and net investment income               (7,020)        (4,738)        (5,114)
     Other                                             7,279         13,921          9,266
- ------------------------------------------------------------------------------------------
                                                   2,684,939      2,521,849      2,342,635
- ------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effects of changes in accounting methods           264,364        225,994        198,811
Income taxes                                          99,137         81,358         70,578
- ------------------------------------------------------------------------------------------
Income before cumulative effects of changes
  in accounting methods                              165,227        144,636        128,233
Cumulative effect of change in accounting
  method for income taxes                                            18,057
Cumulative effect of change in accounting
  method for postretirement benefits other
  than pensions -- net of income taxes of
  $62,464                                                           (99,828)
- ------------------------------------------------------------------------------------------
Net income                                        $  165,227     $   62,865     $  128,233
==========================================================================================
Income per share:
     Before cumulative effects of changes in
       accounting methods                         $     1.85     $     1.63     $     1.45
     Cumulative effect of change in
       accounting method for income taxes                               .20
     Cumulative effect of change in
       accounting method for postretirement
       benefits other than pensions -- net of
       taxes                                                          (1.12)
- ------------------------------------------------------------------------------------------
Net income                                        $     1.85     $      .71     $     1.45
==========================================================================================

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                                    1993            1992           1991
- ------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $  230,092     $  164,701     $  100,766
  Short-term investments                              39,700          3,011
  Accounts receivable, less allowance                297,527        277,314        246,547
  Inventories:
     Finished goods                                  371,572        355,227        356,721
     Work in process and raw materials                57,346         52,557         65,083
- ------------------------------------------------------------------------------------------
                                                     428,918        407,784        421,804
  Other current assets                               154,850        135,354        118,020
- ------------------------------------------------------------------------------------------
     Total current assets                          1,151,087        988,164        887,137
Deferred pension assets                              214,583        189,974        172,430
Intangibles and other assets                         154,925        163,803        175,249
Property, plant and equipment:
  Land                                                45,487         43,585         43,300
  Buildings                                          219,395        210,157        200,484
  Machinery and equipment                            556,694        515,748        473,995
  Construction in progress                            17,178         17,393         17,100
- ------------------------------------------------------------------------------------------
                                                     838,754        786,883        734,879
  Less allowances for depreciation                   444,684        398,969        357,789
- ------------------------------------------------------------------------------------------
                                                     394,070        387,914        377,090
- ------------------------------------------------------------------------------------------
Total Assets                                      $1,914,665     $1,729,855     $1,611,906
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  254,997     $  231,539     $  203,558
  Compensation and taxes withheld                     71,476         66,399         60,212
  Current portion of long-term debt                    1,745         13,303         43,151
  Other accruals                                     199,479        173,148        152,099
  Accrued taxes                                       39,804         21,434         29,402
- ------------------------------------------------------------------------------------------
     Total current liabilities                       567,501        505,823        488,422
Long-term debt                                        37,901         60,079         71,768
Deferred income taxes                                 17,629         15,843         99,793
Postretirement benefits other than pensions          166,025        163,104
Other long-term liabilities                           92,438         79,159         83,960
Shareholders' equity:
  Common stock -- $1.00 par value:
     88,506,337, 88,380,906 and 87,643,066
       shares outstanding at December 31,
       1993, 1992 and 1991, respectively              99,994         99,374         98,483
  Other capital                                      150,203        134,901        116,683
  Retained earnings                                  957,858        828,851        805,689
  Cumulative foreign currency translation
     adjustment                                      (20,384)       (18,923)       (18,885)
  Treasury stock, at cost                           (154,500)      (138,356)      (134,007)
- ------------------------------------------------------------------------------------------
     Total shareholders' equity                    1,033,171        905,847        867,963
- ------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $1,914,665     $1,729,855     $1,611,906
==========================================================================================

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (Thousands of Dollars)

                                                    1993          1992          1991
- ---------------------------------------------------------------------------------------
OPERATIONS
Net income                                       $  165,227     $  62,865     $ 128,233
Non-cash adjustments:
  Cumulative effects of changes in accounting
     methods                                                       81,771
  Depreciation                                       55,063        51,308        47,879
  Deferred income tax expense                       (21,873)       (5,202)       (3,832)
  Provisions for disposition of operations            7,621         7,735         5,432
  Provisions for environmental remediation            4,354         9,450        10,520
  Amortization of intangible assets                  13,753        14,960        12,068
  Defined benefit pension plans net credit          (16,113)      (15,896)      (13,220)
  Net postretirement benefit plans expense            2,921         8,834
  Other                                              16,261         7,491        (1,683)
Change in current items -- net:
  Increase in accounts receivable                   (19,500)      (30,185)      (13,292)
  Decrease (increase) in inventories                (19,553)       15,405       (42,300)
  Increase in accounts payable                       23,458        27,981           703
  Increase (decrease) in accrued taxes               16,697        (7,968)        5,789
  Increase in accrued employee welfare costs         14,957         7,816         3,702
  Other current items                                13,946        (8,903)        5,327
Costs incurred for dispositions of operations        (5,767)      (10,366)       (5,066)
Other                                                 2,836        (2,968)       (4,780)
- ---------------------------------------------------------------------------------------
     Net operating cash                             254,288       214,128       135,480
- ---------------------------------------------------------------------------------------
INVESTING
Capital expenditures                                (62,985)      (68,814)      (50,956)
Decrease (increase) in short-term investments       (36,689)       (3,011)        3,000
Acquisitions of assets                               (3,157)       (2,985)      (37,072)
Other                                                (3,521)         (272)       (3,494)
- ---------------------------------------------------------------------------------------
     Net investing cash                            (106,352)      (75,082)      (88,522)
- ---------------------------------------------------------------------------------------
FINANCING
Payments of long-term debt                          (33,711)      (44,174)      (28,044)
Payments of cash dividends                          (44,373)      (38,759)      (36,727)
Proceeds from stock options exercised                12,626        17,709        13,360
Purchases of stock for treasury                     (16,144)       (4,349)       (1,327)
Other                                                  (943)       (5,538)       10,569
- ---------------------------------------------------------------------------------------
     Net financing cash                             (82,545)      (75,111)      (42,169)
- ---------------------------------------------------------------------------------------
Net increase in cash and cash equivalents            65,391        63,935         4,789
Cash and cash equivalents at beginning of
  year                                              164,701       100,766        95,977
- ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of year         $  230,092     $ 164,701     $ 100,766
=======================================================================================
Taxes paid on income                             $  102,513     $  89,297     $  70,260
Interest paid on debt                                 7,886         7,508        12,715
- ---------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                             (Thousands of Dollars)

                                                                                CUMULATIVE
                                      COMMON        OTHER         RETAINED      TRANSLATION    TREASURY
                                      STOCK        CAPITAL        EARNINGS      ADJUSTMENT      STOCK
- --------------------------------------------------------------------------------------------------------
Balance at January 1, 1991           $ 48,759     $  150,661     $  712,233     $ (15,269)    $ (132,680)
Two-for-one stock split                48,982        (48,982)
Stock issued                              742         15,004                                      (1,327)
Net income                                                          128,233
Cash dividends -- $.42 per share                                    (36,727)
Reduction in unfunded pension
  losses -- net of taxes                                              1,950
Current year translation adjustment                                                (3,616)
- --------------------------------------------------------------------------------------------------------
Balance at December 31, 1991           98,483        116,683        805,689       (18,885)      (134,007)
Treasury stock acquired                                                                             (678)
Stock issued                              891         18,218                                      (3,671)
Net income                                                           62,865
Cash dividends -- $.44 per share                                    (38,759)
Increase in unfunded pension losses
  -- net of taxes                                                      (944)
Current year translation adjustment                                                   (38)
- --------------------------------------------------------------------------------------------------------
Balance at December 31, 1992           99,374        134,901        828,851       (18,923)      (138,356)
Treasury stock acquired                                                                          (13,841)
Stock issued                              620         15,302                                      (2,303)
Net income                                                          165,227
Cash dividends -- $.50 per share                                    (44,373)
Reduction in unfunded pension
  losses -- net of taxes                                              8,153
Current year translation adjustment                                                (1,461)
- --------------------------------------------------------------------------------------------------------
Balance at December 31, 1993         $ 99,994     $  150,203     $  957,858     $ (20,384)    $ (154,500)
========================================================================================================

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Thousands of Dollars Unless Otherwise Indicated)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include all significant controlled subsidiaries. Inter-company accounts and transactions have been eliminated.

BUSINESS SEGMENTS. Business segment information appears on pages 1 through 7 of this report.

FOREIGN CURRENCY TRANSLATION. All consolidated foreign operations use the local currency of the country of operation as the functional currency and translate the local currency asset and liability accounts at year-end exchange rates while income and expense accounts are translated at average exchange rates. The resulting translation adjustments are accumulated as a separate component of Shareholders' Equity titled "Cumulative foreign currency translation adjustment."

CASH FLOWS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated on the basis of cost. Depreciation is provided principally by the straight-line method. The major classes of assets and ranges of depreciation rates are as follows:

          Buildings                                            2%-6 2/3%
          Machinery and equipment                              4%-20%
          Furniture and fixtures                               5%-20%
          Automobiles and trucks                              10%-33 1/3%

INTANGIBLES. Intangible assets were $115,765, $128,222 and $143,038, net of accumulated amortization of $49,562, $35,986 and $19,715, at December 31, 1993, 1992 and 1991, respectively. These assets are amortized by the straight-line method over the expected period of benefit.

TECHNICAL EXPENDITURES. Total technical expenditures include research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $17,190, $15,661 and $18,387 for 1993, 1992 and 1991, respectively.

INTEREST RATE SWAPS. The Company occasionally enters into interest rate swaps primarily to hedge against interest rate risks. These agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts.

NET INCOME PER SHARE. Net income per share was computed based on the average number of shares and share equivalents outstanding during the year. See computation on page 40 of this report.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

     SHORT-TERM INVESTMENTS: The carrying amounts reported in the consolidated balance sheets for marketable debt and equity securities are based on quoted market prices and approximate fair value.

     LONG-TERM DEBT (INCLUDING CURRENT PORTION): The fair values of the Company's publicly traded debentures, shown below, are based on quoted market prices. The fair values of the Company's non-traded debt, also shown below, are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                           DECEMBER 31, 1993             December 31, 1992
     ---------------------------------------------------------------------------------------
                                         CARRYING       FAIR           Carrying       Fair
                                          AMOUNT       VALUE            Amount       Value
     ---------------------------------------------------------------------------------------
     Publicly traded debt                $ 29,235     $ 37,071         $ 49,260     $ 55,538
     Non-traded debt                       10,084        7,446           23,722       19,931
     ---------------------------------------------------------------------------------------

     INTEREST RATE SWAPS: The fair values for the Company's off balance sheet instruments, based on pricing models or formulas using current assumptions for comparable instruments, totaled $1,094 and $2,722 at December 31, 1993 and 1992, respectively.

     NON-TRADED INVESTMENTS: It was not practicable to estimate the fair value of the Company's investment in certain non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts, included in other assets, of $25,778 and $21,431 at December 31, 1993 and 1992, respectively, represent the Company's best estimate of current economic values of these investments.

RECLASSIFICATION. Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform with the 1993 presentation.

NOTE 2 -- INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) method which provides a better matching of current costs and revenues. The following presents the effect on inventories, net income and net income per share had the Company used the first-in, first-out (FIFO) and average cost methods of inventory valuation adjusted for income taxes at the statutory rate and assuming no other adjustments. This information is presented to enable the reader to make comparisons with companies using the FIFO method of inventory valuation.

                                                               1993         1992         1991
- -----------------------------------------------------------------------------------------------
Percentage of total inventories on LIFO                           97%          97%          97%
Excess of FIFO and average cost over LIFO                    $ 80,094     $ 83,505     $ 83,241
Increase (decrease) in net income due to LIFO                   2,217         (174)      (1,344)
Increase (decrease) in net income per share due to LIFO           .02           --         (.02)
- -----------------------------------------------------------------------------------------------

NOTE 3 -- OTHER COSTS AND EXPENSES

     A summary of significant items included in other costs and expenses is as follows:

                                                               1993         1992         1991
- -----------------------------------------------------------------------------------------------
Dividend and royalty income                                  $ (5,445)    $ (6,934)    $ (5,403)
Net expense of financing and investing activities               4,155        2,323          872
Provisions for environmental remediation                        4,354        9,450       10,520
Provisions for disposition and termination of operations
  (see Note 4)                                                  2,621        7,310          872
Miscellaneous                                                   1,594        1,772        2,405
- -----------------------------------------------------------------------------------------------
                                                             $  7,279     $ 13,921     $  9,266
===============================================================================================

     The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the investment income of certain long-term asset funds and the premium associated with the acquisition of $20,000 principal of outstanding 9.875 percent debentures.

     During the three years ended December 31, 1993, provisions for environmental remediation reflect the increased estimated costs of continued compliance with applicable regulations at operating facilities, idle facilities and Superfund sites.

NOTE 4 -- DISPOSITION AND TERMINATION OF OPERATIONS

     The Company is continually re-evaluating its operating facilities with regard to the long-term strategic goals established by management and the board of directors. Operating facilities which are not expected to contribute to the Company's future plans are closed or sold.

     At the time of the decision to close or sell a facility, a provision is made and the expense included in other costs and expenses to reduce property, plant and equipment to its estimated net realizable value. Similarly, provisions are made which reduce all other assets to their estimated net realizable values and provide for the estimated related costs of severance pay, environmental related matters and other shutdown expenses and future operating losses to disposal date. The expenses associated with the related cost provisions are included in cost of goods sold. Adjustments to all previous accruals, as disposition occurs, are included in other costs and expenses.

     During 1993, provisions were made for the closing of certain warehouses, small manufacturing facilities and selected unprofitable retail paint stores as part of production and distribution consolidations. In 1992, the provisions represented primarily the estimated increased operational losses to disposal date of closed facilities. In 1991, provisions were made for the closing of certain operating facilities primarily related to the reorganization of the Chemical Coatings Division.

     A summary of the financial data related to the closing or sale of the facilities, expected to be completed by 1995, is as follows:

                                                               1993         1992         1991
- -----------------------------------------------------------------------------------------------
Beginning accrual -- January 1                               $ 43,206     $ 45,837     $ 45,471
Provisions included in cost of goods sold                       5,000          425        4,560
Provisions and adjustments to prior accruals included in
  costs and expenses -- other                                   2,621        7,310          872
- -----------------------------------------------------------------------------------------------
Total provision                                                 7,621        7,735        5,432
Actual costs incurred                                          (5,767)     (10,366)      (5,066)
- -----------------------------------------------------------------------------------------------
Ending accrual -- December 31                                $ 45,060     $ 43,206     $ 45,837
Net after-tax provision                                      $  4,954     $  5,105     $  3,585
Net after-tax provision per share                            $    .05     $    .06     $    .04
- -----------------------------------------------------------------------------------------------

NOTE 5 -- PENSION BENEFITS

     Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans. Defined benefit plans covering salaried employees provide benefits that are based primarily on years of service and employees' compensation. The defined benefit plan covering hourly employees generally provides benefits of stated amounts for each year of service. Multiemployer plans are primarily defined benefit plans which provide benefits of stated amounts for union employees. On December 31, 1993, the hourly defined benefit pension plan was merged with a frozen participation salaried defined benefit pension plan associated with previously discontinued operations. Based on the latest actuarial information available, plan assets of the resulting merged plan, known as the Employees' Retirement Plan, exceeded the projected benefit obligation.

     A change in the assumed discount rate at December 31, 1993 increased the projected benefit obligation. The effect of the change in the assumed discount rate, which increases the unrecognized net loss shown below, will be amortized over future periods beginning in 1994. The assumed long-term rate of return on plan assets was also reduced at December 31, 1993. The effect of this change will reduce the net pension credit in 1994. The Company's funding policy for defined benefit pension plans is to fund at least the minimum annual contribution required by applicable regulations.

     The net pension credit for defined benefit plans and its components was as follows:

                                                          1993           1992           1991
- -----------------------------------------------------------------------------------------------
Service cost                                           $    2,489     $    2,620     $    2,646
Interest cost                                               8,299          8,167          7,906
Actual return on plan assets                              (25,731)       (16,903)       (27,734)
Net amortization and deferral                              (1,170)        (9,780)         3,962
- -----------------------------------------------------------------------------------------------
Net pension credit                                     $  (16,113)    $  (15,896)    $  (13,220)
- -----------------------------------------------------------------------------------------------

     Based on the latest actuarial information available, the following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets for the defined benefit pension plans:

                                                          1993           1992           1991
- -----------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                            $ (105,530)    $  (92,720)    $  (88,490)
  Accumulated benefit obligation                       $ (107,530)    $  (94,580)    $  (90,155)
  Projected benefit obligation                         $ (117,970)    $ (102,480)    $  (99,635)
Plan assets (consisting primarily of cash, equity
  and fixed income securities) at fair value:
     Salaried employees' plan(s)                          203,222        219,391        209,415
     Employees' Retirement Plan                            89,854         55,588         55,022
- -----------------------------------------------------------------------------------------------
                                                          293,076        274,979        264,437
Plan assets in excess of (less than) projected
  benefit obligation:
     Salaried employees' plan(s)                          166,622        181,011        173,310
     Employees' Retirement Plan                             8,484         (8,512)        (8,508)
- -----------------------------------------------------------------------------------------------
                                                          175,106        172,499        164,802
Unrecognized net asset at January 1, 1986, net of
  amortization                                            (15,708)       (18,630)       (21,552)
Unrecognized prior service cost                             1,201            885            850
Unrecognized net loss                                      53,984         40,621         32,192
Adjustment required to recognize minimum liability
  for the Employees' Retirement Plan                                     (13,515)       (11,902)
- -----------------------------------------------------------------------------------------------
Net pension assets                                     $  214,583     $  181,860     $  164,390
===============================================================================================
Net pension assets recognized in the consolidated
  balance sheets:
     Deferred pension assets                           $  214,583     $  189,974     $  172,430
     Minimum liability included in long-term
       liabilities                                                        (6,489)        (6,169)
     Accrued pension liability included in current
       liabilities                                                        (1,625)        (1,871)
- -----------------------------------------------------------------------------------------------
Net pension assets                                     $  214,583     $  181,860     $  164,390
===============================================================================================
Assumptions used in determining actuarial present
  value of benefit obligations:
     Discount rate                                           7.25%          8.50%          8.50%
     Weighted-average rate of increase in future
       compensation levels                                   5.00%          5.00%          5.00%
     Long-term rate of return on plan assets                 8.50%         10.00%         10.00%
- -----------------------------------------------------------------------------------------------

     The Company's annual contribution for its defined contribution pension plans, which is based on a level percentage of compensation for covered employees, offset the pension credit by $19,809 for 1993, $17,110 for 1992 and $16,000 for 1991. The cost of multiemployer and foreign plans charged to income was immaterial for the three years ended December 31, 1993.

NOTE 6 -- BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits under company-sponsored plans for active and retired employees. The health care plans are contributory and contain cost-sharing features such as deductibles and coinsurance. Certain provisions of the plans concerning deductibles, coinsurance and eligibility were amended as of January 1, 1993. There were 13,883, 13,741 and 13,533 active employees entitled to receive benefits under these plans as of December 31, 1993, 1992 and 1991, respectively. The cost of these benefits for active employees is recognized as claims are incurred and amounted to $35,597, $35,047 and $29,662 for 1993, 1992 and 1991, respectively. The Company has a fund to provide for payment of health care benefits of certain qualified employees. Contributions, exclusive of employee contributions, of $34,000 and $27,500 were made to the fund in 1992 and 1991, respectively. Distributions from the fund amounted to $5,719 in 1993, $35,447 in 1992 and $29,703 in 1991. The Company does not plan to make any further contributions to this fund.

     Substantially all employees of the Company who are not members of a collective bargaining unit are eligible for certain health care and life insurance benefits upon retirement. There were 4,126, 4,201 and 4,205 retired employees entitled to receive benefits as of December 31, 1993, 1992 and 1991, respectively. The health care and life insurance plan amendments decreased the accumulated postretirement benefit obligation resulting in a net prior service credit which is being amortized over future years beginning in 1993. The plans are unfunded.

     During the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1992. The Company recognized a one-time charge to consolidated income on January 1, 1992 of $99,828 ($1.12 per share) for the accumulated postretirement benefit obligation which was not recognized by the Company prior to the adoption of SFAS No. 106. The effect of adopting SFAS No. 106 decreased 1992 income before cumulative effects of changes in accounting methods by $5,654 ($.06 per share). Previously, the Company recognized postretirement benefit costs as claims were incurred which amounted to $7,626 in 1991. Costs for benefit claims expensed when incurred have not been restated for years prior to 1992.

     The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.25% for 1993 and 8.5% for 1992. The change in the assumed discount rate increased the accumulated postretirement benefit obligation at December 31, 1993. The assumed weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) is 10.5 percent for 1994 and decreases gradually to 5.5 percent for 2003 and thereafter. The assumed health care cost trend rate is one percentage point lower in each year than last year's assumption resulting in a decrease to the accumulated postretirement benefit obligation at December 31, 1993. The effect of the changes in the assumed discount rate and health care cost trend rate created an unrecognized net loss which will be amortized over future periods beginning in 1994. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $11,763 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1993 by $1,057.

     Based on the latest actuarial information available, the following table sets forth the amounts recognized in the Company's consolidated balance sheets for postretirement benefits other than pensions:

                                                                       1993           1992
- ---------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation:
     Retirees                                                       $  (94,000)    $  (96,776)
     Fully eligible active participants                                (19,900)       (21,156)
     Other active participants                                         (40,680)       (54,272)
- ---------------------------------------------------------------------------------------------
                                                                      (154,580)      (172,204)
Effect of changes in the accumulated postretirement benefit
  obligation to be amortized over future years:
     Unrecognized prior service credit                                 (29,655)
     Unrecognized net loss                                               9,110
- ---------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability                      $ (175,125)    $ (172,204)
=============================================================================================
Accrued postretirement benefit liabilities recognized in the consolidated balance sheets:
     Amount included in current liabilities                         $   (9,100)    $   (9,100)
     Amount of long-term postretirement benefits other than
       pensions                                                       (166,025)      (163,104)
- ---------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability                      $ (175,125)    $ (172,204)
=============================================================================================
The expense for postretirement benefit plans and its components was as follows:
     Service cost                                                   $    2,450     $    3,938
     Interest cost                                                      11,420         13,886
     Net amortization of unrecognized prior service credit              (2,693)
- ---------------------------------------------------------------------------------------------
Net postretirement benefit expense                                  $   11,177     $   17,824
=============================================================================================

NOTE 7 -- LONG-TERM DEBT

                                                     Sinking Fund/Interim Payments             Amount Outstanding
                                                     -----------------------------    ---------------------------------------
                                        Due Date     Amount          Commence             1993            1992         1991
- -----------------------------------------------------------------------------------------------------------------------------
9.875% Debentures                         2016       $5,000            2007               $ 29,000      $ 49,000     $ 50,000
6.25% Convertible Subordinated            1995        2,000     Payable currently              235           260          289
  Debentures (Convertible into
  common stock at $2.875 a share)
Floating Rate Broward County             Through     Varies     Payable currently            3,994         4,374        4,755
  Industrial Revenue Bond                 2005
8% to 12% Mortgage Notes secured by      Through     Varies     Payable currently            4,418         6,114        6,318
  certain land and buildings, and         2005
  other
8.78% Promissory Notes                                                                                                 10,000
Obligations under capital                                                                      254           331          406
  leases--less current portion of
  $72 in 1993
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 37,901      $ 60,079     $ 71,768
=============================================================================================================================


     Maturities of long-term debt, exclusive of capital lease obligations, are as follows for the next five years: $1,673 in 1994; $1,668 in 1995; $1,113 in 1996; $949 in 1997; and $745 in 1998.

     Interest expense on long-term debt amounted to $6,136, $7,438 and $10,997 for 1993, 1992 and 1991, respectively. There were no interest charges capitalized during the periods presented.

     At December 31, 1993, the Company had two interest rate swap agreements outstanding. These agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The underlying principal amounts of these agreements totaled $35,009 with $25,000 expiring in 1995 and $10,009 in 1997. Counterparties of these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     At December 31, 1993, the Company had standby letters of credit outstanding totaling $24,656 which guarantee various operating activities.

     The Company had the following financing arrangements available, however there were no outstanding borrowings at December 31, 1993.

     Under a credit agreement with a group of eleven banks dated June 22, 1987, the Company may borrow up to $280,000. The termination date of the agreement is automatically extended by one year on each anniversary date, but shall not extend beyond the twentieth anniversary of the agreement. Amounts outstanding under the agreement may be converted into two-year term loans at any time. The credit agreement includes certain restrictive covenants regarding the working capital ratio. There are no compensating balance requirements.

     The Company has a commercial paper program under which $280,000 aggregate principal amount of unsecured short-term notes can be issued.

     Under a shelf registration with the Securities and Exchange Commission covering $200,000 of unsecured debt securities with maturities ranging from nine months to thirty years, the Company may issue securities from time to time in one or more series and will offer the securities on terms determined at the time of sale.

NOTE 8 -- LEASES

     The Company leases stores, warehouses, office space and equipment. Renewal options are available on the majority of leases and, under certain conditions, options exist to purchase some properties. Rental expense for operating leases was $91,672, $86,944 and $82,755 for 1993, 1992 and 1991, respectively. Certain store leases require the payment of contingent rentals based on sales in excess of specified minimums. Contingent rentals included in rent expense were $9,234 in 1993, $8,215 in 1992 and $7,832 in 1991. Certain properties are subleased with various expiration dates. Rental income, as lessor, from real estate leasing activities and sublease rental income for all years presented was not significant.

     Property, plant and equipment includes the following amounts for capital leases, which are amortized by the straight-line method over the lease term:

                                                                 1993        1992       1991
- ---------------------------------------------------------------------------------------------
Buildings                                                       $   841     $  992     $2,660
Machinery and Equipment                                             236        236        404
- ---------------------------------------------------------------------------------------------
                                                                  1,077      1,228      3,064
Less allowance for amortization                                     807        903      2,621
- ---------------------------------------------------------------------------------------------
                                                                $   270     $  325     $  443
=============================================================================================

     Following is a schedule, by year and in the aggregate, of future minimum lease payments under capital leases and noncancellable operating leases having initial or remaining terms in excess of one year at December 31, 1993:

                                                                       Capital     Operating
                                                                       Leases       Leases
- --------------------------------------------------------------------------------------------
1994                                                                    $ 114      $ 69,156
1995                                                                       81        59,739
1996                                                                       65        49,054
1997                                                                       57        36,774
1998                                                                       20        24,834
Later years                                                               135        60,211
- --------------------------------------------------------------------------------------------
Total minimum lease payments                                            $ 472      $299,768
Amount representing interest                                             (129)
Executory costs                                                           (17)
- --------------------------------------------------------------------------------------------
Present value of net minimum lease payments                             $ 326
============================================================================================

NOTE 9 -- CAPITAL STOCK

                                                                      SHARES        SHARES
                                                                    IN TREASURY   OUTSTANDING
- ---------------------------------------------------------------------------------------------
Balance at January 1, 1991                                           10,779,262    86,738,836
Stock issued upon:
     Exercise of stock options                                           60,454       763,494
     Conversion of 6.25% Convertible Subordinated Debentures                           17,736
     Restricted stock grants                                                          123,000
- ---------------------------------------------------------------------------------------------
Balance at December 31, 1991                                         10,839,716    87,643,066
Stock issued upon:
     Exercise of stock options                                          128,463       768,833
     Conversion of 6.25% Convertible Subordinated Debentures                           10,085
Cancellation of restricted stock grants                                               (16,000)
Treasury stock acquired                                                  25,078       (25,078)
- ---------------------------------------------------------------------------------------------
Balance at December 31, 1992                                         10,993,257    88,380,906
Stock issued upon:
     Exercise of stock options                                           73,224       462,736
    Conversion of 6.25% Convertible Subordinated Debentures                             8,695
    Restricted stock grants                                                            75,500
Treasury stock acquired                                                 421,500      (421,500)
- ---------------------------------------------------------------------------------------------
Balance at December 31, 1993                                         11,487,981    88,506,337
=============================================================================================

     An aggregate of 4,087,364, 4,707,520 and 5,598,903 shares of stock at December 31, 1993, 1992 and 1991, respectively, were reserved for conversion of convertible subordinated debentures, future grants of restricted stock, and exercise and future grants of stock options. At December 31, 1993, there were 300,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance.

     The Company has a shareholders' rights plan which designates 1,000,000 shares of the authorized serial preferred stock as cumulative redeemable serial preferred stock which may be issued if the Company becomes the target of coercive and unfair takeover tactics.

NOTE 10 -- STOCK PURCHASE PLAN

     As of December 31, 1993, 10,935 employees participated through regular payroll deductions in the Company's Employee Stock Purchase and Savings Plan. The Company's contribution charged to income amounted to $20,658, $17,321 and $14,620 for 1993, 1992 and 1991, respectively. Additionally, the Company made contributions on behalf of participating employees, which represent salary reductions for income tax purposes, amounting to $10,335 in 1993, $8,646 in 1992 and $7,078 in 1991.

     At December 31, 1993, there were 12,751,338 shares of the Company's stock being held by this plan, representing 14.4 percent of the total number of shares outstanding. Shares of company stock credited to each member's account under the plan are voted by the trustee under confidential instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.

NOTE 11 -- STOCK PLAN

     The Company's stock plan permits the granting of stock options, stock appreciation rights and restricted stock to eligible employees. Non-qualified and incentive stock options have been granted to certain officers and key employees under the current plan at prices not less than fair market value of the shares at the date of grant. The options generally become exercisable to the extent of one-third of the optioned shares for each full year of employment following the date of grant and generally expire ten years after the date of grant.

     Restricted stock grants, with an outstanding balance of 224,000 shares at December 31, 1993, were awarded to certain officers and key employees which require four years of continuous employment from the date of grant before receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. Unamortized deferred compensation expense with respect to the restricted stock amounted to $3,760 at December 31, 1993, $3,456 at December 31, 1992 and $4,204 at December 31, 1991 and is being amortized over the four-year vesting period. Deferred compensation expense aggregated $3,271, $1,366 and $2,185 in 1993, 1992 and 1991, respectively. No stock appreciation rights have been granted.

                                         1993                                 1992                           1991
- ------------------------------------------------------------------------------------------------------------------------
                                               PRICE                            Price                          Price
                              SHARES           RANGE            Shares          Range          Shares          Range
- ------------------------------------------------------------------------------------------------------------------------
Stock Options:
Outstanding beginning of
  year                       2,944,255     $   7.72-$28.88     3,569,190    $ 6.63-$25.13     2,616,152    $ 5.05-$20.31
Granted                        327,000        30.75- 35.88       383,000     27.25- 28.88     1,908,400     19.13- 25.13
Exercised                     (535,960)        9.22- 28.38      (897,296)     6.63- 20.44      (823,948)     5.05- 20.31
Canceled                       (63,750)       10.94- 30.75      (110,639)    10.94- 28.38      (131,414)    10.94- 20.31
- ------------------------------------------------------------------------------------------------------------------------
Outstanding end of year      2,671,545     $   7.72-$35.88     2,944,255    $ 7.72-$28.88     3,569,190    $ 6.63-$25.13
- ------------------------------------------------------------------------------------------------------------------------
Exercisable                  1,579,103                         1,254,890                      1,192,283
Reserved for future grants   1,333,963                         1,672,713                      1,929,074
- ------------------------------------------------------------------------------------------------------------------------

NOTE 12 -- INCOME TAXES

     During the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," effective January 1, 1992. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of January 1, 1992, the Company recognized a one-time benefit to consolidated income of $18,057 ($.20 per share) from the change in accounting for income taxes from the deferred method to the liability method as required by SFAS No.
109. The benefit was reflected in net income for the first quarter of 1992. Tax expense for 1991 has not been restated.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 and 1992 are as follows:

                                                                          1993          1992
- ----------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                                       $  30,580     $ 32,833
     Deferred employee benefit items                                       24,109       19,140
- ----------------------------------------------------------------------------------------------
       Total deferred tax liabilities                                   $  54,689     $ 51,973
Deferred tax assets:
     Dispositions, terminations and other similar
       items                                                            $  30,044     $ 28,341
     Other items (each less than 5% of total assets)                       65,721       46,325
- ----------------------------------------------------------------------------------------------
       Total deferred tax assets                                        $  95,765     $ 74,666
- ----------------------------------------------------------------------------------------------

     For financial reporting purposes, income before income taxes and cumulative effects of changes in accounting methods includes the following components:

                                                            1993          1992          1991
- -----------------------------------------------------------------------------------------------
Domestic                                                 $  260,435     $ 218,248     $ 191,274
Foreign                                                       3,929         7,746         7,537
- -----------------------------------------------------------------------------------------------
                                                         $  264,364     $ 225,994     $ 198,811
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

     Significant components of the provisions for income taxes are as follows:

                                                                Liability             Deferred
                                                                  Method               Method
- -----------------------------------------------------------------------------------------------
                                                            1993          1992          1991
- -----------------------------------------------------------------------------------------------
Current:
  Federal                                                $  100,121     $  72,116     $  61,993
  Foreign                                                     1,483         1,732         1,417
  State and Local                                            19,406        12,712        11,000
- -----------------------------------------------------------------------------------------------
     Total Current                                          121,010        86,560        74,410
Deferred:
  Federal                                                   (18,467)       (4,490)       (3,832)
  Foreign
  State and Local                                            (3,406)         (712)
- -----------------------------------------------------------------------------------------------
     Total Deferred                                         (21,873)       (5,202)       (3,832)
- -----------------------------------------------------------------------------------------------
Total income tax expense                                 $   99,137     $  81,358     $  70,578
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

     The components of the provision for deferred income taxes for the year ended December 31, 1991 are as follows:

                                                                                        1991
- -----------------------------------------------------------------------------------------------
Depreciation                                                                          $    (282)
Dispositions, terminations and other similar items                                       (2,286)
Deferred employee benefit items                                                           8,005
Other items (each less than 5% of the computed
  "expected" tax amount)                                                                 (9,269)
- -----------------------------------------------------------------------------------------------
                                                                                      $  (3,832)
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                 Liability            Deferred
                                                                  Method               Method
- ----------------------------------------------------------------------------------------------
                                                             1993          1992         1991
- ----------------------------------------------------------------------------------------------
Statutory tax rate                                              35.0%        34.0%        34.0%
  Effect of:
     State and local taxes                                       3.9          3.5          3.7
     Other, net                                                 (1.4)        (1.5)        (2.2)
- ----------------------------------------------------------------------------------------------
Effective tax rate                                              37.5%        36.0%        35.5%
==============================================================================================

     It is the Company's intention to reinvest undistributed earnings of foreign subsidiaries; accordingly, no deferred income taxes have been provided thereon. At December 31, 1993, such undistributed earnings amounted to $3,021.

NOTE 13 -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                                           Income per Share
                                                                  Income Before                    --------------------------------
                                                                Cumulative Effects                   Before Cumulative
                                        Net         Gross         of Changes in          Net       Effects of Changes in      Net
                          Quarter      Sales        Profit      Accounting Methods     Income       Accounting Methods       Income
- -----------------------------------------------------------------------------------------------------------------------------------
1993                        1ST       $618,289     $249,561          $ 13,810          $13,810             $ .15             $ .15
                            2ND        824,162      344,240            60,613           60,613               .68               .68
                            3RD        838,824      361,516            64,372           64,372               .72               .72
                            4TH        668,028      297,027            26,432           26,432               .30               .30
- -----------------------------------------------------------------------------------------------------------------------------------
1992                        1st       $594,561     $234,014          $ 11,628         $(70,143)            $ .13             $(.80 )
                            2nd        772,549      315,640            53,650           53,650               .60               .60
                            3rd        772,793      326,944            55,912           55,912               .63               .63
                            4th        607,940      281,815            23,446           23,446               .26               .26
- -----------------------------------------------------------------------------------------------------------------------------------

1993

     Fourth quarter adjustments reduced net income by $1,219 ($.01 per share). The effect on net income was due to a year-end decrease in cost of goods sold for adjustments of inventory quantities and prior quarters' LIFO expense of $15,547 ($.17 per share) primarily offset by increases in administrative and other costs and expenses by provisions for the disposition and termination of certain operations of $4,954 ($.05 per share), provisions for environmental remediation at certain sites of $2,830 ($.03 per share) and other year-end adjustments of $8,983 ($.10 per share).

1992

     Results for the first three quarters of 1992 were restated to reflect the fourth quarter adoptions of SFAS No. 106 and SFAS No. 109 retroactive to January 1, 1992. The adoption of SFAS No. 106 decreased previously reported income before cumulative effects of changes in accounting methods on a per share basis by $.02, $.02 and $.01 for the first, second and third quarters, respectively. The cumulative effects of SFAS No. 106 and SFAS No. 109 were reflected in net income in the first quarter of 1992.

     Net income in the fourth quarter was reduced $1,500 ($.02 per share) due to the current year effect of the adoption of SFAS No. 106. Fourth quarter net income was unaffected by year-end adjustments of inventory and prior quarters' LIFO expense of $18,536 ($.21 per share) which were offset by provisions for environmental remediation of $6,237 ($.07 per share), provisions for disposition and termination of operations of $5,105 ($.06 per share) and other year-end adjustments of $6,847 ($.08 per share).

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE VIII)

     Changes in the allowance for doubtful accounts are as follows:

                                                            1993          1992          1991
- -----------------------------------------------------------------------------------------------
Beginning balance                                          $  1,983     $   2,573     $   2,483
Bad debt expense                                             16,514         9,905        11,045
Net uncollectible accounts written off                       (9,908)      (10,495)      (10,955)
- -----------------------------------------------------------------------------------------------
Ending balance                                             $  8,589     $   1,983     $   2,573
===============================================================================================

     Activity related to other assets:

                                                            1993          1992          1991
- -----------------------------------------------------------------------------------------------
Beginning balance                                          $163,803     $ 175,249     $ 149,740
Charges to expense                                          (15,753)      (19,009)      (16,715)
Asset additions                                               6,875         7,563        42,224
- -----------------------------------------------------------------------------------------------
Ending balance                                             $154,925     $ 163,803     $ 175,249
===============================================================================================

     Charges to expense consist primarily of amortization of intangibles. Asset additions consist primarily of long-term investments in 1993 and 1992 and the acquisition of intangibles and goodwill in 1991.

     Activity related to other long-term liabilities:

                                                            1993          1992          1991
- -----------------------------------------------------------------------------------------------
Beginning balance                                          $ 79,159     $  83,960     $  72,475
Charges to expense                                           17,021        13,473         5,816
Accrual additions (deductions)                               (3,742)      (18,274)        5,669
- -----------------------------------------------------------------------------------------------
Ending balance                                             $ 92,438     $  79,159     $  83,960
===============================================================================================

     Charges to expense consist primarily of adjustments to estimated liabilities and, in 1991, deferred compensation. Accrual additions (deductions) consist primarily of actual costs incurred and balance sheet reclassifications.

SUPPLEMENTARY INCOME STATEMENT INFORMATION
(SCHEDULE X)

                                                            1993          1992          1991
- -----------------------------------------------------------------------------------------------
Maintenance and repairs                                    $ 29,886     $  28,195     $  27,154
Advertising costs                                           144,778       133,082       118,980
- -----------------------------------------------------------------------------------------------

     Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals, taxes other than payroll and income taxes, and royalties are not presented because such amounts are each less than 1% of total net sales or are separately disclosed in the consolidated financial statements.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, and State of Ohio, on the 15th day of March, 1994.

THE SHERWIN-WILLIAMS COMPANY

by     L. E. STELLATO
       ----------------------------
       L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 15, 1994.

Officers and Directors of The Sherwin-Williams Company:

                    SIGNATURE
- --------------------------------------------------------------------------------
J. G. BREEN                            Chairman and Chief Executive Officer,
- ------------------------               Director
J. G. Breen

T. A. COMMES                           President and Chief Operating Officer,
- ------------------------               Director
T. A. Commes

L. J. PITORAK                          Senior Vice President -- Finance,
- ------------------------               Treasurer and Chief Financial Officer
L. J. Pitorak

J. L. AULT                             Vice President -- Corporate Controller
- ------------------------
J. L. Ault

J. M. BIGGAR                           Director
- ------------------------
J. M. Biggar

L. CARTER                              Director
- ------------------------
L. Carter

R. C. DOBAN                            Director
- ------------------------
R. C. Doban

D. E. EVANS                            Director
- ------------------------
D. E. Evans

W. G. MITCHELL                         Director
- ------------------------
W. G. Mitchell

A. M. MIXON, III                       Director
- ------------------------
A. M. Mixon, III

                    SIGNATURE
- -------------------------------------------------
    H. O. PETRAUSKAS                               Director
- ------------------------------
    H. O. Petrauskas

    R. E. SCHEY                                    Director
- ------------------------------
    R. E. Schey

    R. K. SMUCKER                                  Director
- ------------------------------
    R. K. Smucker

    W. W. WILLIAMS                                 Director
- ------------------------------
    W. W. Williams

     The undersigned, by signing his name hereto, does sign this report on behalf of the designated Officers and Directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such Officer and Director.

by          L. E. STELLATO                         March 15, 1994
            -----------------------------------
            L. E. Stellato, Attorney-in-fact

EXHIBITS:

  2.       Not applicable.
  3.  (a)  Amended Articles of Incorporation, as amended April 28, 1993, filed as Exhibit
           4(a) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.
      (b)  Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit
           4(b) to Post-Effective Amendment No. 1, dated April 29, 1988, to Form S-8
           Registration Statement Number 2-91401, and incorporated herein by reference.
  4.  (a)  Indenture between the Company and Chemical Bank, as Trustee, dated June 15, 1988, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-22705, dated
           June 24, 1988, and incorporated herein by reference.
      (b)  Revolving Credit Agreement, by and among the Company and several banking institutions, as amended and restated, effective December 15, 1993 and filed as
           Exhibit 4(f) to Form S-8 Registration Statement No. 33-52227 dated February 10,
           1994, and incorporated herein by reference.
      (c)  Indenture between Sherwin-Williams Development Corporation, as issuer, the
           Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June
           15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626,
           dated June 20, 1986, and incorporated herein by reference.
      (d)  Indenture between the Company and Central National Bank, dated March 1, 1970, filed as Exhibit 4 to Form S-7 Registration Statement Number 2-36240, and
           incorporated herein by reference.
      (e)  Indenture between the Company and The Cleveland Trust Company, as Trustee, dated
           April 17, 1967, filed as Exhibit 2(a) to Amendment No. 1, dated April 18, 1967, to
           Form S-9 Registration Statement Number 2-26295, and incorporated herein by reference.
      (f)  Rights Agreement between the Company and Ameritrust Company National Association,
           dated January 25, 1989, filed as Exhibit 2.1 to Form 8-A, dated January 26, 1989, and incorporated herein by reference.
  9.       Not applicable.
 10.  (a)  Form of Director and Officer Indemnification Agreement filed as Exhibit 28(a) to
           Form S-3 Registration Statement Number 33-22705 dated June 24, 1988, and incorporated herein by reference.
      (b)  Employment Agreements filed as Exhibit 28(b) to Form S-3 Registration Statement
           Number 33-22705 dated June 24, 1988, and incorporated herein by reference.
      (c)  Form of Severance Pay Agreements filed as Exhibit 10(c) to Form 10-K dated March
           13, 1990, and incorporated herein by reference.
      (d)  The Sherwin-Williams Company Deferred Compensation Savings Plan filed as Exhibit
           10(d) to Form 10-K dated March 13, 1992, and incorporated herein by reference.
      (e)  The Sherwin-Williams Company Key Management Deferred Compensation Plan filed as
           Exhibit 28(e) to Form S-3 Registration Statement Number 33-22705 dated June 24,
           1988, and incorporated herein by reference.
      (f)  Form of Executive Disability Income Plan filed as Exhibit 10(g) to Form 10-K dated
           March 13, 1992, and incorporated herein by reference.
      (g)  Form of Executive Life Insurance Plan filed as Exhibit 10(h) to Form 10-K dated
           March 13, 1992, and incorporated herein by reference.
      (h)  Form of Directors' Deferred Fee Plan filed as Exhibit 10(i) to Form 10-K dated
           March 13, 1992, and incorporated herein by reference.

      (i)  License Agreement, dated February 1, 1991, as amended, between the Company and
           SWIMC, Inc. filed as Exhibit 10(j) to Form 10-K dated March 15, 1993, and incorporated herein by reference.
      (j)  License Agreement, dated February 1, 1991, as amended, between the Company and
           DIMC, Inc. filed as Exhibit 10(k) to Form 10-K dated March 15, 1993, and incorporated herein by reference.
      (k)  Form of The Sherwin-Williams Company Management Incentive Plan filed as Exhibit
           10(l) to Form 10-K dated March 15, 1993 and incorporated herein by reference.
 11.       Computation of Net Income Per Share -- Page 40.
 12.       Not applicable.
 13.       Not applicable.
 16.       Not applicable.
 18.       Not applicable.
 21.       Subsidiaries -- Page 41.
 22.       Item 4, Part II of Form 10-Q dated August 11, 1993, and incorporated herein by reference.
 23.       Consent of Independent Auditors -- Page 42.
 24.       Powers of Attorney (filed herewith).
 27.       Not applicable.
 28.       Not applicable.
 99.       Not applicable.