Form 10-Q
period 1994-03-31
SHERWIN WILLIAMS CO
filed 1994-05-16
CIK 89800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended March 31, 1994

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from_______________________________________ to _____________________________



Commission file number 1-4851
                       -------


                        THE SHERWIN-WILLIAMS COMPANY
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             OHIO                                       34-0526850
- - ----------------------------------         -----------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio               44115-1075
- - ------------------------------------------- -----------------------------------
(Address of principal executive offices)                 (Zip Code)



                                (216) 566-2000
 ------------------------------------------------------------------------------
              (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No
                                                    --------        --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value --  86,944,421 shares as of April 30, 1994.

              PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data.

                                                                Three months ended March 31,
                                                       --------------------------------------------
                                                             1994                          1993
- - ---------------------------------------------------------------------------------------------------
Net sales                                              $    639,157                   $    618,289

Costs and expenses:
  Cost of goods sold                                        377,267                        368,728
  Selling, general and administrative expenses              237,882                        228,554
  Interest expense                                              987                          1,700
  Interest and net investment income                         (1,818)                        (1,483)
  Other                                                        (378)                        (1,130)
- - ---------------------------------------------------------------------------------------------------
                                                            613,940                        596,369
- - ---------------------------------------------------------------------------------------------------

Income before income taxes                                   25,217                         21,920

Income taxes                                                  9,709                          8,110
- - ---------------------------------------------------------------------------------------------------

Net income                                             $     15,508                   $     13,810
===================================================================================================

Net income per share                                   $       0.17                   $       0.15
===================================================================================================



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars.

                                                       March 31,          Dec. 31,         March 31,
                                                         1994               1993              1993
- - ------------------------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                           $    115,880        $   230,092      $    95,200
 Short-term investments                                    18,000             39,700            3,000
 Accounts receivable, less allowance                      346,507            297,527          331,623
 Inventories:
  Finished goods                                          415,083            371,572          395,315
  Work in process and raw materials                        60,115             57,346           60,344
- - ------------------------------------------------------------------------------------------------------
                                                          475,198            428,918          455,659
 Other current assets                                      167,345            154,850          132,891
- - ------------------------------------------------------------------------------------------------------
    Total current assets                                1,122,930          1,151,087        1,018,373

Deferred pension assets                                   217,602            214,583          194,531
Other assets                                              157,807            154,925          164,229

Property, plant and equipment                             855,490            838,754          798,563
 Less allowances for depreciation and
  amortization                                            457,565            444,684          411,347
- - ------------------------------------------------------------------------------------------------------
                                                          397,925            394,070          387,216
- - ------------------------------------------------------------------------------------------------------
Total assets                                         $  1,896,264        $ 1,914,665      $ 1,764,349
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $    248,896        $   254,997      $   245,786
  Compensation and taxes withheld                          53,431             71,476           45,904
  Other accruals                                          231,342            201,224          213,138
  Accrued taxes                                            35,512             39,804           26,949
- - ------------------------------------------------------------------------------------------------------
    Total current liabilities                             569,181            567,501          531,777


Long-term debt                                             36,713             37,901           58,827
Postretirement benefits other than pensions               166,625            166,025          164,904
Other long-term liabilities                               108,150            110,067           94,590

Shareholders' equity
 Common stock - $1.00 par value:
  87,917,714, 88,506,337 and 88,705,630
  shares outstanding at March 31, 1994,
  December 31, 1993 and March 31, 1993,
  respectively                                            100,113             99,994           99,739
 Other capital                                            152,603            150,203          141,371
 Retained earnings                                        961,076            957,858          831,578
 Cumulative foreign currency translation
  adjustment                                              (20,635)           (20,384)         (18,846)
 Treasury stock, at cost                                 (177,562)          (154,500)        (139,591)
- - ------------------------------------------------------------------------------------------------------
Total shareholders' equity                              1,015,595          1,033,171          914,251
- - ------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $  1,896,264        $ 1,914,665      $ 1,764,349
======================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of Dollars

                                                                           Three months ended March 31,
                                                                          -----------------------------
                                                                                1994         1993
- - -------------------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                                 $     15,508  $   13,810
Non-cash adjustments:
  Depreciation and amortization                                                  14,110      13,177
  Amortization of intangible assets                                               3,228       3,374
  Increase in deferred pension assets                                            (3,019)     (4,557)
  Other                                                                           2,450       6,450
Change in current assets and liabilities-net                                   (106,251)    (74,424)
Other                                                                            (1,264)         90
- - -------------------------------------------------------------------------------------------------------

Net operating cash                                                              (75,238)    (42,080)

INVESTING
Capital expenditures                                                            (17,971)    (12,031)
Short-term investments                                                           21,700          11
Other                                                                            (7,410)     (5,976)
- - -------------------------------------------------------------------------------------------------------

Net investing cash                                                               (3,681)    (17,996)

FINANCING
Payments or acquisitions of long-term debt                                       (1,183)     (1,555)
Payments of cash dividends                                                      (12,291)    (11,083)
Treasury stock acquired                                                         (23,062)     (1,235)
Proceeds from stock options exercised                                             1,894       4,975
Other                                                                              (651)       (527)
- - -------------------------------------------------------------------------------------------------------

Net financing cash                                                              (35,293)     (9,425)
- - -------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                      (114,212)    (69,501)
Cash and cash equivalents at beginning of year                                  230,092     164,701
- - -------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $    115,880  $   95,200
=======================================================================================================

Taxes paid on income                                                       $     16,461  $    2,131
Interest paid on debt                                                               550       1,033




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 1994 and 1993

Note A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1993. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1994.

Note B--DIVIDENDS

Dividends paid on common stock during the first quarter of 1994 and 1993 were $.14 per share and $.125 per share, respectively.

Note C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The policy loans are netted against premiums and included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

Note D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                                 Three months ended
                                             --------------------------
Thousands of dollars.                        March 31,        March 31,
                                               1994             1993
                                             --------         --------
Dividend and royalty income                  $  1,512         $  1,814
Net loss on financing and
    investing activities                         (447)            (131)

The net loss on financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the investment of certain long-term asset funds and the net expense associated with the Company's investment in broad-based corporate owned life insurance.

Note E--RECLASSIFICATION

Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.



Note F--COMPUTATION OF NET INCOME PER SHARE
                                                                  Three months ended
                                                            ---------------------------------
Thousands of dollars, except per share data.                March 31,               March 31,
                                                              1994                    1993
                                                            ---------               ---------
Fully Diluted
     Average shares outstanding                             88,323,196             88,635,648
     Options - treasury stock method                           661,660                758,577
     Assumed conversion of 6.25% convertible
          subordinated debentures                               78,957                 87,073
                                                          ------------           ------------
     Average fully diluted shares                           89,063,813             89,481,298
                                                          ============           ============

     Net income                                           $     15,508          $      13,810
     Add 6.25% Convertible Subordinated Debentures
          interest -net of tax                                       3                      3
                                                          ------------           ------------
     Net income applicable to fully diluted shares        $     15,511          $      13,813
                                                          ============           ============

     Net income per share                                 $       0.17          $        0.15
                                                          ============           ============

Primary
     Average shares outstanding                             88,323,196             88,635,648
     Options - treasury stock method                           654,857                741,459
                                                          ------------           ------------
     Average shares and equivalents                         88,978,053             89,377,107
                                                          ============           ============

     Net income                                           $     15,508          $      13,810
                                                          ============           ============

     Net income per share                                 $       0.17          $        0.15
                                                          ============           ============






Note G--BUSINESS SEGMENTS

Net External Sales/Operating Profit (Loss)
- - ------------------------------------------


                                                                  Three months ended March 31,
                                          -------------------------------------------------------------------------------------
Thousands of dollars.                                        1994                                        1993
                                          -----------------------------------------      --------------------------------------
                                                 Net                Operating                  Net               Operating
                                               External               Profit                 External              Profit
                                                Sales                 (Loss)                   Sales               (Loss)
                                          -----------------      ------------------      -----------------    ------------------
Paint Stores                               $      391,891          $      (942)             $     362,576         $    (5,523)

Coatings                                          243,757               35,416                    252,106              36,606

Other                                               3,509                1,468                      3,607               1,509
                                           --------------          -----------              -------------         -----------
     Segment totals                        $      639,157               35,942              $     618,289              32,592
                                           ==============                                   =============
Corporate expenses - net                                               (10,725)                                       (10,672)
                                                                   -----------                                    -----------
Income before income taxes                                         $    25,217                                    $    21,920
                                                                   ===========                                    ===========
==============================================================================================================================
Intersegment Transfers
- - ----------------------

                                                         Three months ended March 31,
                                                  --------------------------------------
Thousands of dollars.                                 1994                      1993
                                                  ------------              ------------
     Coatings                                     $    143,827              $    128,080
     Other                                               4,265                     4,047
                                                  ------------              ------------
          Segment totals                          $    148,092              $    132,127
                                                  ============              ============
==============================================================================================================================




Operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses.

Export sales, sales of foreign subsidiaries, and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

Intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales.

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------
Consolidated net sales increased 3.4 percent to $639,157,000 during the first quarter of 1994 from last year's $618,289,000. The Paint Stores Segment's sales improved 8.1 percent, as all operating regions achieved sales results above first quarter 1993 and several new products were successfully introduced. Wholesale product sales, which include professional, contractor, industrial and commercial customers, remained strong. However, retail sales shortfalls due to continued sluggish demand for do-it-yourself products and severe weather throughout most of the country partially offset the wholesale gains. Comparable-store sales were up 7.8 percent for the quarter. Sales for the Coatings Segment decreased 3.3 percent from the first quarter of 1993. The sales decline was largely due to weather-related reduced retail demand as well as the loss of a portion of the business of a home center account. Revenue generated by real estate operations in the Other Segment decreased 2.7 percent from 1993.

Consolidated gross profit as a percent of sales increased in the quarter to
41.0 percent over last year's 40.4 percent. The Paint Stores Segment's gross margins increased from last year due to improved store level pricing discipline and a shift in product sales to higher margin products. The Coatings Segment's gross margins decreased slightly from last year due to sales mix changes in the Automotive and Specialty Divisions which were partially offset by overall production efficiencies.

Consolidated selling, general and administrative expenses as a percent of sales were slightly higher than 1993 for the first quarter. The Paint Stores Segment's SG&A costs as a percent of sales were below last year due primarily to the sales gains achieved in the first quarter. In the Coatings Segment, SG&A expenses as a percent of sales were higher than last year due primarily to the sales decline and increased market penetration efforts for new customers and continued brand support in the Consumer Brands Division despite the lower sales.

Interest expense decreased by 41.9 percent from the first quarter of 1993 due to the normal maturities of long-term debt and the acquisition of certain outstanding long-term debentures at the end of the third quarter in 1993. Net investment income was above last year primarily as a result of higher average cash balances.

Net income for the first quarter of 1994 increased to $15,508,000 or $.17 per share from $13,810,000 or $.15 per share in 1993.


FINANCIAL CONDITION
- - -------------------
The Company's financial position continues to be strong at the end of the first quarter of 1994. Our current ratio improved to 1.97 from 1.92 at March 31, 1993, primarily due to an increase in cash, cash equivalents and short-term investments. Working capital as a percent of sales decreased to 19.3 percent from 19.5 percent last year. Cash and cash equivalents decreased $114.2 million since year end due primarily to capital expenditures of $18.0 million, cash dividends of $12.3 million, treasury stock acquisitions of $23.1 million and normal operating needs for seasonally higher accounts receivable and inventories. Since March 31, 1993, cash and cash equivalents increased $20.7 million, primarily due to cash generated by operations of $213.8 million partially offset by capital expenditures of $68.9 million, payments of cash dividends totaling $45.6 million, reduction in long-term debt of $33.3 million, treasury stock acquisitions of $38.0 million and normal working capital needs. Short-term borrowings were not utilized during the first quarter of 1994. The Company believes that sufficient cash flows should be generated from operations to remain in an investment position for the remainder of 1994. Subsequent to the end of the first quarter of 1994, the Company retired $13.1 million principal of outstanding 9.875 percent debentures.

Capital expenditures during the first quarter of 1994 represented primarily the cost of remerchandising, remodeling or relocating paint stores and the continued upgrade at manufacturing and research facilities. We do not anticipate the need for any external financing to support our capital programs.

During the first quarter of 1994, 707,700 shares of our own stock were acquired through open market purchases. During April 1994, an additional 988,100 shares of stock were purchased. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of stock in the future.

The Company and certain other companies are defendants in lawsuits arising from the manufacture and sale of lead pigments and lead paints. It is possible that additional lawsuits may be filed against the Company in the future with similar allegations. The various existing lawsuits seek damages for personal injuries and property damages, along with costs incurred to abate the lead related paint from buildings. The Company believes that such lawsuits are without merit and is vigorously defending them. The Company does not believe that any potential liability which may ultimately be determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's business or financial condition.

The Company believes that it conducts its operations in compliance with the applicable environmental laws and regulations and has implemented various programs designed to protect the environment and ensure continued compliance.

The operations of the Company, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on the Company for past operations which were conducted utilizing practices and procedures that were considered acceptable under the laws and regulations existing at the time these operations were conducted. The Company expects the environmental laws and regulations to impose increasingly stringent requirements upon the Company and our industry in the future.

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



                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(A)      Exhibits

  2.             Not Applicable.

  4.     (a)     Amended Articles of Incorporation, as amended April 28, 1993, filed as Exhibit 4(a) to Form S-8 Registration Statement No.
                 33-52227 dated February 10, 1994, and incorporated herein by reference.

         (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No. 1, dated April 29, 1988, to Form S-8 Registration Statement Number 2-91401, and incorporated herein by reference.

         (c) Indenture between the Company and Chemical Bank, as Trustee, dated June 15, 1988, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.

         (d) Revolving Credit Agreement, by and among the Company and several banking institutions, as amended and restated, effective December 15, 1993 and filed as Exhibit 4(f) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.

         (e) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as
                 Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.

         (f) Indenture between the Company and Central National Bank, dated March 1, 1970, filed as Exhibit 4 to Form S-7 Registration Statement Number 2-36240, and incorporated herein by reference.

         (g) Indenture between the Company and The Cleveland Trust Company, as Trustee, dated April 17, 1967, filed as Exhibit 2(a) to Amendment No. 1, dated April 18, 1967, to Form S-9 Registration Statement Number 2-26295, and incorporated herein by reference.

         (h) Rights Agreement between the Company and Ameritrust Company National Association, dated January 25, 1989, filed as Exhibit
                 2.1 to Form 8-A, dated January 26, 1989, and incorporated herein by reference.

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

         (f) Asset Purchase Agreement, dated July 17, 1990, as amended, between the Company and DeSoto, Inc., for the purchase of certain assets of DeSoto, Inc.'s U.S. Consumer Paint Business filed as Exhibit 10(g) to Form 10-K dated March 15, 1991, and incorporated herein by reference.

         (g) Form of Executive Disability Income Plan filed as Exhibit 10(g) to Form 10-K dated March 13, 1992, and incorporated herein by reference.

         (h) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to Form 10-K dated March 13, 1992, and incorporated herein by reference.

         (i) Form of Director's Deferred Fee Plan filed as Exhibit 10(i) to Form 10-K dated March 13, 1992, and incorporated herein by reference.

         (j) License Agreement, dated February 1, 1991, as amended, between the Company and SWIMC, Inc. filed as Exhibit 10(j) to Form 10-K dated March 15, 1993, and incorporated herein by reference.

         (k) License Agreement, dated February 1, 1991, as amended, between the Company and DIMC, Inc. filed as Exhibit 10(k) to Form 10-K dated March 15, 1993, and incorporated herein by reference.

         (l) Form of The Sherwin-Williams Company Management Incentive Plan filed as Exhibit 10(l) to Form 10-K dated March 15, 1993, and incorporated herein by reference.

         (m) The Sherwin-Williams Company 1984 Stock Plan, as amended and restated in its entirety, effective April 26, 1989, filed as
                 Exhibit 4(e) to Form S-8 Registration Statement No. 33-28585 dated April 28, 1989, and incorporated herein by reference.

         (n) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 27, 1994 (filed herewith).

 11. Computation of Net Income Per Share - See Note F to Condensed Consolidated Financial Statements (unaudited).

 15.             Not Applicable.

 18.             Not Applicable.

 19.             Not Applicable.

 22.             Not Applicable.

 23.             Not Applicable.

 24.             Not Applicable.

 27.             Not Applicable.

(B)      Reports on Form 8-K - None.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SHERWIN-WILLIAMS COMPANY

May 16, 1994                            By:   /s/J.L. Ault
                                              ------------------------
                                              J.L. Ault
                                              Vice President-
                                              Corporate Controller

May 16, 1994                            By:   /s/L.E. Stellato
                                              ------------------------
                                              L.E. Stellato
                                              Vice President, General
                                              Counsel and Secretary

                                 EXHIBIT INDEX


Exhibit Number                                Exhibit Description
- - --------------           -----------------------------------------------------

 4.     (a)              Amended Articles of Incorporation, as amended April
                         28, 1993, filed as Exhibit 4(a) to Form S-8
                         Registration Statement No. 33-52227 dated February 10,
                         1994, and incorporated herein by reference.

        (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No. 1, dated April 29, 1988, to Form S-8 Registration Statement Number 2-91401, and incorporated herein by reference.

        (c) Indenture between the Company and Chemical Bank, as Trustee, dated June 15, 1988, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.

        (d) Revolving Credit Agreement, by and among the Company and several banking institutions, as amended and restated, effective December 15, 1993 and filed as
                         Exhibit 4(f) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.

        (e) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.

        (f) Indenture between the Company and Central National Bank, dated March 1, 1970, filed as Exhibit 4 to Form S-7 Registration Statement Number 2-36240, and incorporated herein by reference.

        (g) Indenture between the Company and The Cleveland Trust Company, as Trustee, dated April 17, 1967, filed as
                         Exhibit 2(a) to Amendment No. 1, dated April 18, 1967, to Form S-9 Registration Statement Number 2-26295, and incorporated herein by reference.

        (h) Rights Agreement between the Company and Ameritrust Company National Association, dated January 25, 1989, filed as Exhibit 2.1 to Form 8-A, dated January 26, 1989, and incorporated herein by reference.

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

        (f) Asset Purchase Agreement, dated July 17, 1990, as amended, between the Company and DeSoto, Inc., for the purchase of certain assets of DeSoto, Inc.'s U.S. Consumer Paint Business filed as Exhibit 10(g) to Form 10-K dated March 15, 1991, and incorporated herein by reference.

        (g)              Form of Executive Disability Income Plan filed as
                         Exhibit 10(g) to Form 10-K dated March 13, 1992, and incorporated herein by reference.

        (h) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to Form 10-K dated March 13, 1992, and incorporated herein by reference.

        (i) Form of Director's Deferred Fee Plan filed as Exhibit 10(i) to Form 10-K dated March 13, 1992, and incorporated herein by reference.

        (j) License Agreement, dated February 1, 1991, as amended, between the Company and SWIMC, Inc. filed as Exhibit 10(j) to Form 10-K dated March 15, 1993, and incorporated herein by reference.

        (k) License Agreement, dated February 1, 1991, as amended, between the Company and DIMC, Inc. filed as Exhibit 10(k) to Form 10-K dated March 15, 1993, and incorporated herein by reference.

        (l) Form of The Sherwin-Williams Company Management Incentive Plan filed as Exhibit 10(l) to Form 10-K dated March 15, 1993, and incorporated herein by reference.

        (m) The Sherwin-Williams Company 1984 Stock Plan, as amended and restated in its entirety, effective April 26, 1989, filed as Exhibit 4(e) to Form S-8 Registration Statement No. 33-28585 dated April 28, 1989, and incorporated herein by reference.

        (n) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 27, 1994 (filed herewith).

11. Computation of Net Income Per Share - See Note F to Condensed Consolidated Financial Statements (unaudited).