Form 10-Q
period 1994-06-30
SHERWIN WILLIAMS CO
filed 1994-08-12
CIK 89800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the Period Ended June 30, 1994
                                                               -------------
                                       or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from_______________________________________ to ____________



Commission file number 1-4851
                       ------


                         THE SHERWIN-WILLIAMS COMPANY
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              OHIO                                     34-0526850
- ------------------------------------       ----------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                44115-1075
- -------------------------------------------      -----------------------------
 (Address of principal executive offices)                 (Zip Code)



                                (216) 566-2000
   ------------------------------------------------------------------------
             (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No
                                                    ---------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value --  85,499,807 shares as of  July 31, 1994.
                                  ----------

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                         Three months ended June 30,      Six months ended June 30,
                                                       ------------------------------  ------------------------------
                                                            1994            1993            1994             1993
- ---------------------------------------------------------------------------------------------------------------------
Net sales                                              $   880,531      $  824,162      $  1,519,688      $ 1,442,451

Costs and expenses:
    Cost of goods sold                                     501,756         479,922           879,023          848,650
    Selling, general and administrative expenses           265,669         244,073           503,551          472,627
    Interest expense                                           711           1,753             1,698            3,453
    Interest and net investment income                      (1,414)         (1,323)           (3,232)          (2,806)
    Other                                                    3,565           3,526             3,187            2,396
- ---------------------------------------------------------------------------------------------------------------------
                                                           770,287         727,951         1,384,227        1,324,320
- ---------------------------------------------------------------------------------------------------------------------

Income before income taxes                                 110,244          96,211           135,461          118,131

Income taxes                                                41,089          35,598            50,798           43,708
- ---------------------------------------------------------------------------------------------------------------------

Net income                                             $    69,155      $   60,613      $     84,663      $    74,423
=====================================================================================================================
Net income per share                                   $      0.80      $     0.68      $       0.96      $      0.83
=====================================================================================================================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                          JUNE 30,           Dec. 31,          June 30,
                                                            1994               1993              1993
- -------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                            $    103,648       $   230,092       $   113,120
  Short-term investments                                                       39,700            43,000
  Accounts receivable, less allowance                       417,638           297,527           390,605
  Inventories:
    Finished goods                                          417,310           371,572           379,218
    Work in process and raw materials                        63,015            57,346            58,491
- -------------------------------------------------------------------------------------------------------
                                                            480,325           428,918           437,709
  Other current assets                                      171,000           154,850           140,803
- -------------------------------------------------------------------------------------------------------
         Total current assets                             1,172,611         1,151,087         1,125,237

Deferred pension assets                                     220,621           214,583           198,947
Other assets                                                152,901           154,925           159,685

Property, plant and equipment                               871,122           838,754           813,594
  Less allowances for depreciation and
    amortization                                            468,128           444,684           421,510
- -------------------------------------------------------------------------------------------------------
                                                            402,994           394,070           392,084
- -------------------------------------------------------------------------------------------------------
Total assets                                           $  1,949,127       $ 1,914,665       $ 1,875,953
=======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                     $    307,104       $   254,997       $   283,865
  Compensation and taxes withheld                            70,515            71,476            60,239
  Other accruals                                            215,659           201,224           193,478
  Accrued taxes                                              62,023            39,804            48,896
- -------------------------------------------------------------------------------------------------------
         Total current liabilities                          655,301           567,501           586,478


Long-term debt                                               23,497            37,901            58,368
Postretirement benefits other than pensions                 167,225           166,025           166,704
Other long-term liabilities                                 108,298           110,067            99,681

Shareholders' equity
  Common stock - $1.00 par value:
    85,460,609, 88,506,337 and 88,742,876
    shares outstanding at June 30, 1994,
    December 31, 1993 and June 30, 1993,
    respectively                                            100,195            99,994            99,807
  Other capital                                             154,614           150,203           143,132
  Retained earnings                                       1,018,115           957,858           881,102
  Cumulative foreign currency translation
    adjustment                                              (20,638)          (20,384)          (18,745)
  Treasury stock, at cost                                  (257,480)         (154,500)         (140,574)
- -------------------------------------------------------------------------------------------------------
Total shareholders' equity                                  994,806         1,033,171           964,722
- -------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $  1,949,127       $ 1,914,665       $ 1,875,953
=======================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                                1994         1993
- ----------------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                                 $     84,663  $   74,423
Non-cash adjustments:
    Depreciation and amortization                                                28,502      26,787
    Amortization of intangible assets                                             6,468       6,703
    Increase in deferred pension assets                                          (6,038)     (8,973)
    Other                                                                         7,500      13,460
Change in current assets and liabilities-net                                    (99,710)    (68,795)
Other                                                                            (4,960)       (379)
- ----------------------------------------------------------------------------------------------------

Net operating cash                                                               16,425      43,226

INVESTING
Capital expenditures                                                            (39,436)    (30,908)
Short-term investments                                                           39,700     (39,989)
Other                                                                            (4,366)     (2,343)
- ---------------------------------------------------------------------------------------------------

Net investing cash                                                               (4,102)    (73,240)

FINANCING
Payments of long-term debt                                                      (14,405)     (2,829)
Payments of cash dividends                                                      (24,407)    (22,171)
Treasury stock acquired                                                        (102,980)     (2,218)
Proceeds from stock options exercised                                             3,380       6,349
Other                                                                              (355)       (698)
- ---------------------------------------------------------------------------------------------------

Net financing cash                                                             (138,767)    (21,567)
- ---------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                      (126,444)    (51,581)
Cash and cash equivalents at beginning of year                                  230,092     164,701
- ---------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $    103,648  $  113,120
===================================================================================================
Taxes paid on income                                                       $     30,300  $   16,576
Interest paid on debt                                                             1,807       5,053




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 1994 and 1993

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1993. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1994.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 1994 and 1993 were $.14 per share and $.125 per share, respectively.

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The policy loans are netted against premiums and included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                                      Three months ended                  Six months ended
         Thousands of dollars                              June 30,                            June 30,
                                                   --------------------------        -------------------------
                                                     1994              1993             1994            1993
                                                   ---------        ---------        ---------        --------
         Dividend and royalty income               $  4,034         $ 1,008           $ 5,436          $ 2,822
         Provisions for environmental
           remediation                               (2,000)         (4,000)           (2,000)          (4,000)
         Net loss on financing and
           investing activities                      (4,820)           (239)           (5,267)            (370)

The provisions for environmental remediation reflect the increased estimated costs of remediation at operating facilities, idle facilities and Superfund sites.

The net loss on financing and investing activities for 1994 represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and the premium associated with the retirement of $13,100,000 principal of outstanding 9.875 percent debentures.

NOTE E--RECLASSIFICATION

Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.


Note F--COMPUTATION OF NET INCOME PER SHARE
                                                          Three months ended                   Six months ended
Thousands of dollars, except per share data                    June 30,                             June 30,
                                                  --------------------------------     --------------------------------
                                                        1994              1993               1994              1993
                                                  --------------     -------------     --------------     -------------
Fully Diluted
     Average shares outstanding                       86,066,847        88,714,016         87,195,022        88,674,832
     Options - treasury stock method                     555,948           718,371            608,804           735,092
     Assumed conversion of 6.25% Convertible
          Subordinated Debentures                         71,769            85,914             75,363            86,493
                                                  --------------     -------------     --------------     -------------
     Average fully diluted shares                     86,694,564        89,518,301         87,879,189        89,496,417
                                                  ==============     =============     ==============     =============

     Net income                                   $       69,155     $      60,613     $       84,663     $      74,423
     Add 6.25% Convertible Subordinated
          Debentures interest - net of tax                     2                 3                  5                 6
                                                  --------------     -------------     --------------     -------------

     Net income applicable to fully diluted       $       69,157     $      60,616     $       84,668     $      74,429
          shares                                  ==============     =============     ==============     =============

     Net income per share                         $         0.80     $        0.68     $         0.96     $        0.83
                                                  ==============     =============     ==============     =============

Primary
     Average shares outstanding                       86,066,847        88,714,016         87,195,022        88,674,832
     Options - treasury stock method                     541,257           706,023            598,057           723,741
                                                  --------------     -------------     --------------     -------------

     Average shares and equivalents                   86,608,104        89,420,039         87,793,079        89,398,573

     Net income                                   $       69,155     $      60,613     $       84,663     $      74,423
                                                  ==============     =============     ==============     =============

     Net income per share                         $         0.80     $        0.68     $         0.96     $        0.83
                                                  ==============     =============     ==============     =============


NOTE G--BUSINESS SEGMENTS

Net External Sales/Operating Profit (Loss)
- ------------------------------------------
                                        Three months ended June 30,
                              -------------------------------------------------
Thousands of dollars                    1994                    1993
                              -----------------------   -----------------------
                                  NET       OPERATING       Net      Operating
                                EXTERNAL      PROFIT     External      Profit
                                 SALES        (LOSS)       Sales       (Loss)
                              ----------   ----------   ----------   ----------
Paint Stores                  $  545,117   $   47,461   $  504,948   $   42,454

Coatings                         331,781       71,198      315,678       65,951

Other                              3,633        3,471        3,536        2,003
                              ----------   ----------   ----------   ----------

     Segment totals           $  880,531      122,130   $  824,162      110,408
                              ==========                ==========

Corporate expenses-net                        (11,886)                  (14,197)
                                           ----------                ----------

Income before income taxes                 $  110,244                $   96,211
                                           ==========                ==========

                                         Six months ended June 30,
                              -------------------------------------------------
Thousands of dollars                    1994                    1993
                              -----------------------   -----------------------
                                  NET       OPERATING       Net      Operating
                                EXTERNAL      PROFIT     External      Profit
                                 SALES        (LOSS)       Sales       (Loss)
                              ----------   ----------   ----------   ----------
Paint Stores                  $  937,008   $   46,519   $  867,524   $   36,931

Coatings                         575,538      106,614      567,784      102,557

Other                              7,142        4,939        7,143        3,512
                              ----------   ----------   ----------   ----------

     Segment totals           $1,519,688      158,072   $1,442,451      143,000
                              ==========                ==========

Corporate expenses-net                        (22,611)                  (24,869)
                                           ----------                ----------

Income before income taxes                 $  135,461                $  118,131
                                           ==========                ==========

================================================================================

Intersegment Transfers
- ----------------------
                          Three months ended June 30,         Six months ended June 30,
                          ---------------------------         -------------------------
Thousands of dollars          1994            1993               1994           1993
                           ---------       ---------          ---------      ---------
     Coatings              $ 205,225       $ 189,047          $ 349,052      $ 317,127
     Other                     4,380           4,103              8,645          8,150
                           ---------       ---------          ---------      ---------
          Segment totals   $ 209,605       $ 193,150          $ 357,697      $ 325,277
                           =========       =========          =========      =========

================================================================================

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

                     ITEM 2. MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
Consolidated net sales increased 6.8 percent in the second quarter and 5.4 percent in the first six-month period over the comparable 1993 periods. Sales in the Paint Stores Segment increased 8.0 percent over last year for both the second quarter and year-to-date as all operating regions achieved improved sales results over the respective 1993 period. Sales to wholesale customers, which include professional, contractor, industrial and commercial accounts, remain significantly above last year but have been partially offset by continued soft retail sales. Comparable-store sales were up 7.4 percent for the second quarter. Sales of the Coatings Segment increased 5.1 percent and
1.4 percent in the second quarter and year-to-date, respectively. The second quarter sales improvement resulted from increases in the majority of the Segment's product lines. Revenue generated by real estate operations in the Other Segment increased 2.7 percent for the quarter.

Consolidated gross profit as a percent of sales increased over 1993 to 43.0 percent from 41.8 percent for the second quarter and to 42.2 percent from 41.2 percent for the first six months. The Paint Stores Segment's gross margins increased from last year primarily due to favorable product sales mix and continued emphasis on store level pricing discipline. Margins in the Coatings Segment increased from last year for the quarter but remain lower for the first six months. Overall production efficiencies continue to enhance the Segment's margins while being partially offset by sales mix changes to lower-margin items in the Automotive and Specialty Divisions.

Consolidated selling, general and administrative expenses as a percent of sales were higher than 1993 for the second quarter and year-to-date. The Paint Stores Segment's SG&A costs as a percent of sales were below last year due primarily to the sales gains achieved. In the Coatings Segment, SG&A expenses as a percent of sales were higher than last year due primarily to increased market penetration costs of new business and continued brand support in the Consumer Brands and Specialty Divisions.

Interest expense decreased 59.4 percent in the second quarter of 1994 and 50.8 percent year-to-date from the comparable 1993 periods due to the normal maturities of long-term debt and the acquisition of certain outstanding long-term debentures. Net investment income was above last year for the second quarter primarily due to increased investment yields partially offset by reduced cash balances resulting primarily from the purchase of common stock for treasury purposes. Year-to-date investment income remains higher than last year.

Other expenses increased slightly in the second quarter from 1993. Royalty income increased over last year during the quarter and a significant dividend was received from an unconsolidated subsidiary of the Company. However, such gains in revenue were more than offset by an increased net loss on financing and investing activities, which relates to realized gains or losses associated with disposing of fixed assets, the net gains or losses associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance beginning in 1994 and the premium associated with the second quarter acquisition of $13,100,000 principal of outstanding 9.875 percent debentures.

Net income for the second quarter of 1994 increased to $69,155,000 or $.80 per share from $60,613,000 or $.68 per share in 1993. Net income for the first six months of 1994 increased to $84,663,000 or $.96 per share from $74,423,000 or $.83 per share in 1993.

FINANCIAL CONDITION
- -------------------
The Company's financial position continues to be strong. Working capital as a percent of sales increased slightly to 19.5 percent from 19.3 percent last year primarily due to higher inventory levels at the operating divisions. Cash and cash equivalents have decreased $126.4 million since year end. The primary uses of cash during the first half of 1994 were treasury stock acquisitions of $103.0 million, capital expenditures of $39.4 million, cash dividends of $24.4 million and normal operating needs for seasonally higher accounts receivable and inventories. Our current ratio at June 30, 1994 decreased to 1.79 from
1.92 at the end of the second quarter last year primarily due to the decrease in cash, cash equivalents and short-term investments. Since June 30, 1993, cash and cash equivalents decreased $9.5 million, primarily due to cash generated by operations of $227.5 million being offset by treasury stock acquisitions of $116.9 million, capital expenditures of $71.5 million, payments of cash dividends totaling $46.6 million, payments of long-term debt of $45.3
million and normal working capital needs.   Short-term borrowings have not been
utilized during 1994. The Company believes that sufficient cash flows should be generated from operations to support working capital needs for the remainder of 1994.

Capital expenditures during the first six months of 1994 represented primarily the cost of remerchandising, remodeling or relocating paint stores and the continued upgrade at manufacturing and research facilities. We do not anticipate the need for any external financing to support our capital programs.

During the second quarter of 1994, over 2,500,000 shares of our own common stock were acquired through open market purchases. Year-to-date treasury stock acquired exceeds 3,200,000 shares. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of stock in the future. At their July 20, 1994 meeting, the Board of Directors authorized the Company to purchase, in the aggregate, 6,000,000 shares of common stock for treasury purposes.

The Company and certain other companies are defendants in lawsuits arising from the manufacture and sale of lead pigments and lead paints. It is possible that additional lawsuits may be filed against the Company in the future with similar allegations. The various existing lawsuits seek damages for personal injuries and property damage, which include in several cases the costs incurred to abate the lead related paint from buildings. The Company believes that such lawsuits are without merit and is vigorously defending them. The Company does not believe that any potential liability which may ultimately be determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's business or financial condition.

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

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  Reference is made to the legal proceeding reported in the Company's Form 10-K for the fiscal year ended 12/31/93 brought by the People of the State of California ex. re. Daniel E. Lungren, Attorney General of the State of California, against the Company and its subsidiary DupliColor Products Company in the Superior Court of the State of California, County of San Francisco. On April 19, 1994, the Court approved the Settlement Agreement and on July 20, 1994, the Company paid to the people of the State of California a net civil penalty of $675,000 after adjustment for certain available credits for development costs incurred by the Company associated with the introduction of water-based aerosol products. The settlement resolves any differences between the people of the State of California, the Company and DupliColor regarding California's Proposition 65 and California's Business and Profession's Code
Section 17200 as regards certain products manufactured by the Company and/or by DupliColor.

Item 4.  Submission of Matters to a Vote of Security Holders.

  A. The Annual Meeting of the Shareholders of The Sherwin-Williams Company was held on April 27, 1994.

  B. The following persons were nominated to serve, and elected, directors of the Company to serve until the next annual meeting and until their successors are elected: J.M. Biggar, J.G. Breen, L. Carter, T.A. Commes, D.E. Evans, W.G. Mitchell, A.M. Mixon, III, H.O. Petrauskas, R.E. Schey and R.K. Smucker. The Annual Meeting's voting results for each such nominee are as follows:

Name                    For             Withheld        Abstain
- ----                    ---             --------        -------
J.M. Biggar             79,751,643      339,153         26,845
J.G. Breen              79,761,318      339,153         17,170
L. Carter               79,734,781      339,153         43,707
T.A. Commes             79,776,051      339,153          2,437
D.E. Evans              79,748,932      339,153         29,556
W.G. Mitchell           79,748,436      339,153         30,052
A.M. Mixon, III         79,777,456      339,153          1,032
H.O. Petrauskas         79,752,882      339,153         25,606
R.E. Schey              79,735,525      339,153         42,963
R.K. Smucker            79,759,104      339,153         19,384

  C. A resolution to amend the Company's 1994 Stock Plan was adopted; 71,716,385 shares were voted in favor of the resolution, 6,803,910 shares were voted against the resolution and 1,596,846 shares abstained from voting.

Item 5.  Other Information.

  The Registrant is reporting under this Item events which may be considered to be of material importance to the security holders but which is information not otherwise required to be disclosed in Part II of this report. On July 20, 1994, the Registrant issued a press release announcing that the board of directors authorized the Company to purchase, from time to time, six million shares (6,000,000) of the Company's common stock for general corporate purposes. The Registrant attaches hereto as Exhibits 99(a) and (b), respectively, the foregoing press releases. In addition, on August 9, 1994, the Registrant issued a press release announcing it had acquired the assets of The Old Quaker Paint Company of Ontario, California, for an undisclosed purchase price. The Registrant attaches hereto as Exhibits 99(a) and (b), respectively, the foregoing press releases.

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

  (m) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 27, 1994, filed as Exhibit 4(d) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.

   11. Computation of Net Income Per Share - See Note F to Condensed Consolidated Financial Statements (unaudited).

   15.   Not Applicable.

   18.   Not Applicable.

   19.   Not Applicable.

   22.   Not Applicable.

   23.   Not Applicable.

   24.   Not Applicable.

   27.   Not Applicable.

99(a).   Press Release dated July 20, 1994

99(b).   Press Release dated August 9, 1994

   (b)   Reports on Form 8-K - None.


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 THE SHERWIN-WILLIAMS COMPANY


August 10, 1994     By: /s/ S. L. Ault
                        ------------------------------------------------------
                        J.L. Ault
                        Vice President - Corporate Controller


August 10, 1994     By: /s/ L. E. Stellato
                        ------------------------------------------------------
                        L.E. Stellato
                        Vice President, General Counsel and Secretary

                                 EXHIBIT INDEX


Exhibit Number                         Exhibit Description
- --------------  ---------------------------------------------------------------
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

     (m) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 27, 1994, filed as
            Exhibit 4(d) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.

    11. Computation of Net Income Per Share - See Note F to Condensed Consolidated Financial Statements (unaudited).

 99(a).     Press Release dated July 20, 1994.

 99(b).     Press Release dated August 9, 1994.