Form 10-Q
period 1994-09-30
SHERWIN WILLIAMS CO
filed 1994-11-14
CIK 89800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q

                                  (Mark One)

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Period Ended September 30, 1994
                     ------------------
                                      or

[    ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ________________ to ______________


Commission file number 1-4851
                       ------


                         THE SHERWIN-WILLIAMS COMPANY
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           OHIO                                         34-0526850
- -------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio               44115-1075
- ------------------------------------------           ------------------
 (Address of principal executive offices)                (Zip Code)



                                (216) 566-2000
- ------------------------------------------------------------------------------
             (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X       No
           -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value --  85,577,748 shares as of  October 31, 1994.
                                  ----------

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


         THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
         Thousands of dollars, except per share data

                                               Three months ended Sept. 30,    Nine months ended Sept. 30,
                                               ----------------------------    ---------------------------
                                                 1994               1993             1994         1993
         -------------------------------------------------------------------------------------------------
         Net sales                              $876,743          $838,824        $2,396,431    $2,281,275

         Costs and expenses:
             Cost of goods sold                  499,214           477,308         1,378,237     1,325,958
             Selling, general and
                administrative expenses          261,595           253,236           765,146       725,863
             Interest expense                        824             1,760             2,522         5,213
             Interest and net investment income   (1,999)           (1,960)           (5,231)       (4,766)
             Other                                 3,143             4,539             6,330         6,935
         -------------------------------------------------------------------------------------------------
                                                 762,777           734,883         2,147,004     2,059,203
         -------------------------------------------------------------------------------------------------
         Income before income taxes              113,966           103,941           249,427       222,072

         Income taxes                             42,737            39,569            93,535        83,277
         -------------------------------------------------------------------------------------------------
         Net income                             $ 71,229          $ 64,372        $  155,892    $  138,795
         =================================================================================================
         Net income per share                   $   0.83          $   0.72        $     1.79    $     1.55
         =================================================================================================


         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS (UNAUDITED)
         Thousands of dollars

                                                          Sept. 30,            Dec. 31,          Sept. 30,
                                                            1994                 1993              1993
         -------------------------------------------------------------------------------------------------
         ASSETS
         Current assets
           Cash and cash equivalents                      $  147,570         $  230,092         $  147,052
           Short-term investments                                                39,700             31,700
           Accounts receivable, less allowance               388,636            297,527            370,782
           Inventories:
             Finished goods                                  380,123            371,572            367,083
             Work in process and raw materials                63,064             57,346             58,614
         -------------------------------------------------------------------------------------------------
                                                             443,187            428,918            425,697
           Other current assets                              170,112            154,850            140,766
         -------------------------------------------------------------------------------------------------
                  Total current assets                     1,149,505          1,151,087          1,115,997

         Deferred pension assets                             223,118            214,583            203,434
         Other assets                                        146,619            154,925            157,861

         Property, plant and equipment                       880,981            838,754            825,281
           Less allowances for depreciation and
             amortization                                    476,277            444,684            433,780
         -------------------------------------------------------------------------------------------------
                                                             404,704            394,070            391,501
         -------------------------------------------------------------------------------------------------
         Total assets                                     $1,923,946         $1,914,665         $1,868,793
         =================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities
           Accounts payable                               $  241,110         $  254,997         $  243,311
           Compensation and taxes withheld                    73,743             71,476             66,220
           Other accruals                                    217,226            201,224            200,439
           Accrued taxes                                      41,024             39,804             35,753
         -------------------------------------------------------------------------------------------------
                  Total current liabilities                  573,103            567,501            545,723

         Long-term debt                                       20,484             37,901             38,222
         Postretirement benefits other than pensions         167,825            166,025            168,504
         Other long-term liabilities                         106,032            110,067             97,878

         Shareholders' equity
           Common stock - $1.00 par value:
             85,544,337, 88,506,337 and 88,828,580
             shares outstanding at Sept. 30, 1994,
             December 31, 1993 and Sept. 30, 1993,
             respectively                                    100,280             99,994             99,943
           Other capital                                     156,581            150,203            145,814
           Retained earnings                               1,077,369            957,858            934,380
           Cumulative foreign currency translation
             adjustment                                      (20,175)           (20,384)           (19,540)
           Treasury stock, at cost                          (257,553)          (154,500)          (142,131)
         -------------------------------------------------------------------------------------------------
         Total shareholders' equity                        1,056,502          1,033,171          1,018,466
         -------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity       $1,923,946         $1,914,665         $1,868,793
         =================================================================================================


         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED) Thousands of dollars

                                                        Nine months ended Sept. 30,
                                                      -------------------------------
                                                             1994              1993
         ----------------------------------------------------------------------------
         OPERATIONS
         Net income                                       $ 155,892         $ 138,795
         Non-cash adjustments:
             Depreciation and amortization                   43,536            40,879
             Amortization of intangible assets                9,800            10,013
             Increase in deferred pension assets             (8,535)          (13,460)
             Other                                           13,195            15,710
         Change in current assets and liabilities-net      (108,287)          (73,922)
         Costs incurred for disposition of operations        (4,106)           (3,210)
         Other                                               (5,014)               42
         ----------------------------------------------------------------------------
         Net operating cash                                  96,481           114,847

         INVESTING
         Capital expenditures                               (56,930)          (44,425)
         Short-term investments                              39,700           (28,689)
         Other                                               (8,635)           (6,788)
         ----------------------------------------------------------------------------
         Net investing cash                                 (25,865)          (79,902)

         FINANCING
         Payments or acquisitions of long-term debt         (19,183)          (23,390)
         Payments of cash dividends                         (36,381)          (33,266)
         Treasury stock acquired                           (103,053)           (3,775)
         Proceeds from stock options exercised                4,822             8,712
         Other                                                  657              (875)
         ----------------------------------------------------------------------------
         Net financing cash                                (153,138)          (52,594)
         -----------------------------------------------------------------------------
         Net decrease in cash and cash equivalents          (82,522)          (17,649)
         Cash and cash equivalents at beginning of year     230,092           164,701
         ----------------------------------------------------------------------------
         Cash and cash equivalents at end of period       $ 147,570         $ 147,052
         ============================================================================
         Taxes paid on income                             $  96,159         $  71,391
         Interest paid on debt                                2,280             6,558



         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 1994 and 1993

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1993. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1994.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 1994 and 1993 were $.14 per share and $.125 per share, respectively.

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The policy loans are netted against premiums and included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                Three months ended           Nine months ended
Thousands of dollars                 Sept. 30,                   Sept. 30,
                                ------------------           ----------------
                                 1994         1993            1994       1993
                                 ----         ----            ----       ----

Dividend and royalty income     $ 941      $ 1,201           $ 6,377    $ 4,023
Provisions for environmental
  remediation                       0            0            (2,000)    (4,000)
Net loss on financing and
  investing activities         (4,554)      (4,070)           (9,821)    (4,440)

The provisions for environmental remediation reflect the increased estimated costs of remediation at operating facilities, idle facilities and Superfund sites.

The net loss on financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the premium associated with the retirement or acquisition of outstanding 9.875 percent debentures and, in 1994 the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance.

NOTE E--RECLASSIFICATION

Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

NOTE F--COMPUTATION OF NET INCOME PER SHARE

                                                            Three months ended             Nine months ended
Thousands of dollars, except per share data                      Sept. 30,                     Sept. 30,
                                                         ------------------------       ------------------------
                                                           1994           1993             1994          1993
                                                         ---------     ----------       ----------    ----------
Fully Diluted
  Average shares outstanding                             85,525,316    88,776,609       86,638,453    88,708,757
  Options - treasury stock method                           563,310       769,956          593,639       769,956
  Assumed conversion of 6.25% Convertible
    Subordinated Debentures                                  68,174        83,594           72,967        85,527
                                                        -----------   -----------      -----------   -----------
  Average fully diluted shares                           86,156,800    89,630,159       87,305,059    89,564,240
                                                        ===========   ===========      ===========   ===========
  Net income                                            $    71,229   $    64,372      $   155,892   $   138,795
  Add 6.25% Convertible Subordinated
    Debentures interest - net of tax                              1             3                6             8
                                                        -----------   -----------      -----------   -----------
  Net income applicable to fully diluted shares         $    71,230   $    64,375      $   155,898   $   138,803
                                                        ===========   ===========      ===========   ===========

  Net income per share                                  $      0.83   $      0.72      $      1.79   $      1.55
                                                        ===========   ===========      ===========   ===========

Primary
  Average shares outstanding                             85,525,316    88,776,609       86,638,453    88,708,757
  Options - treasury stock method                           551,898       702,161          582,671       716,548
                                                        -----------   -----------      -----------   -----------

  Average shares and equivalents                         86,077,214    89,478,770       87,221,124    89,425,305
                                                        ===========   ===========      ===========   ===========

  Net income                                            $    71,229   $    64,372      $   155,892   $   138,795
                                                        ===========   ===========      ===========   ===========

  Net income per share                                  $      0.83   $      0.72      $      1.79   $      1.55
                                                        ===========   ===========      ===========   ===========

NOTE G--BUSINESS SEGMENTS

Net External Sales/Operating Profit
- -----------------------------------


                                        Three months ended Sept. 30,                      Nine months ended Sept. 30,
                             ----------------------------------------------      --------------------------------------------------
Thousands of dollars                   1994                   1993                        1994                     1993
                            -----------------------   ---------------------      -----------------------   ------------------------

                               NET        OPERATING      Net      Operating         NET       OPERATING      Net         Operating
                             EXTERNAL       PROFIT     External     Profit        EXTERNAL      PROFIT      External      Profit
                              SALES         (LOSS)      Sales       (Loss)         SALES        (LOSS)       Sales        (Loss)
                             --------     ---------    --------   ---------       --------    ---------     --------     ---------
Paint Stores                 $578,351     $ 53,093    $536,598    $ 44,647      $1,515,359    $ 99,613    $1,404,122     $ 81,578

Coatings                      294,714       72,388     298,522      70,235         870,252     179,002       866,306      172,792

Other                           3,678        2,470       3,704       2,063          10,820       7,409        10,847        5,575
                             --------     --------   ---------    --------       ---------    --------     ---------     --------

          Segment totals     $876,743      127,951    $838,824     116,945      $2,396,431     286,024    $2,281,275      259,945
                             ========                 ========                  ==========                ==========

Corporate
  expenses-net                             (13,985)                (13,004)                    (36,597)                   (37,873)
                                           -------                 -------                     -------                    -------

Income before
  income taxes                            $113,966                $103,941                    $249,427                   $222,072
                                          ========                ========                    ========                   ========

=================================================================================================================================


Intersegment Transfers
- ----------------------


                                       Three months ended Sept. 30,                        Nine months ended Sept. 30,
                                   -----------------------------------                   ------------------------------

Thousands of dollars                 1994                       1993                       1994                  1993
                                   --------                   --------                   --------              --------

     Coatings                      $208,423                   $192,536                   $557,475              $509,663
     Other                            4,545                      4,257                     13,190                12,407
                                   --------                   --------                   --------              --------

          Segment totals           $212,968                   $196,793                   $570,665              $522,070
                                   ========                   ========                   ========              ========
=======================================================================================================================






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

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
Consolidated net sales increased 4.5 percent in the third quarter and 5.0 percent in the first nine-month period over the comparable 1993 periods. Sales in the Paint Stores Segment improved 7.8 percent for the third quarter and 7.9 percent year-to-date as all operating regions achieved improved sales results over the respective 1993 period. Sales to wholesale customers, which include professional painter, contractor, industrial and commercial maintenance accounts, remain significantly above last year but were partially offset by continued reduced retail demand. Comparable-store sales were up 6.8 percent for the third quarter. The Coatings Segment's sales decreased 1.3 percent for the third quarter while year-to-date sales remain slightly ahead of last year. The third quarter sales decline was primarily due to reduced demand by certain large customers as they adjust their inventories downward and the effect of the loss of a portion of the business of a home center account. Revenue generated by real estate operations in the Other Segment decreased slightly for the third quarter and year-to-date.

Consolidated gross profit, as a percent of sales, was even with last year at 43.1 percent for the third quarter. Year-to-date margins increased to
42.5 percent from 41.9 percent. Margins in the Paint Stores Segment remain above last year due to continued improved store-level pricing discipline and a favorable product sales mix. The Coatings Segment's margins were even with last year for the third quarter and exceed last year for the first nine months. Despite continued sales mix shifts to lower-margin items in the Specialty and Automotive Divisions, offsetting production efficiencies generated the Segment's year-to-date improvement. Margins of the Coatings Segment have been slightly affected by recent price increases on certain raw materials.

Consolidated selling, general and administrative expenses as a percent of sales were lower than 1993 for the third quarter; however, this percentage remained slightly above last year for the first nine months. The Paint Stores Segment's SG&A costs as a percent of sales were below last year due primarily to containment of administrative expenses combined with the sales gains achieved. In the Coatings Segment, SG&A costs as a percent of sales were below last year for the third quarter due to containment of certain administrative expenses. Year-to-date SG&A expenses, as a percent of sales, for the Coatings Segment were even with last year.

Interest expense decreased 53.2 percent in the third quarter of 1994 and
51.6 percent year-to-date from the comparable 1993 periods due to the normal maturities of long-term debt and the acquisition of certain outstanding long-term debentures. Net investment income was slightly above last year for the third quarter primarily due to increased investment yields partially offset by reduced cash balances resulting primarily from the purchase of common stock for treasury purposes earlier in the year. Year-to-date investment income remains higher than last year.

Net income for the third quarter of 1994 increased to $71,229,000 or $.83 per share from $64,372,000 or $.72 per share in 1993. Net income for the first nine months of 1994 increased to $155,892,000 or $1.79 per share from $138,795,000 or $1.55 per share in 1993.

FINANCIAL CONDITION
- -------------------
The Company's financial position remains strong. Working capital as a percent of sales increased slightly to 19.3 percent from 19.1 percent last year. Cash and cash equivalents have decreased $82.5 million since year end. The primary uses of cash during the first nine months of 1994 were treasury stock acquisitions of $103.1 million, capital expenditures of $56.9 million, cash dividends of $36.4 million and normal operating needs for seasonally higher accounts receivable and inventories. Our current ratio at September 30, 1994 decreased to 2.01 from 2.04 at the end of the third quarter last year primarily due to the decrease in short-term investments. Since September 30, 1993, cash and cash equivalents remained essentially flat due primarily to cash generated by operations of $235.9 million being offset by treasury stock acquisitions of $115.4 million, capital expenditures of $75.5 million, payments of cash dividends totaling $47.5 million, payments of long-term debt of $29.5 million and normal working
capital needs.   Short-term borrowings have not been utilized during 1994.
The Company believes that sufficient cash flows should be generated from operations to support working capital needs for the remainder of 1994.

Capital expenditures during the first nine months of 1994 represented primarily the cost of remerchandising, remodeling or relocating paint stores, the construction of a distribution center and the continued upgrade at manufacturing and research facilities. We do not anticipate the need for any external financing to support our capital programs.

During the third quarter of 1994, the Company did not purchase any additional shares of its own common stock. Year-to-date treasury stock acquired exceeds 3,200,000 shares. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of stock in the future.

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

     (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No. 1, dated April
          29, 1988, to Form S-8 Registration Statement Number 2-91401, and incororated herein by reference.

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

 11. Computation of Net Income Per Share - See Note F to Condensed Consolidated Financial Statements (unaudited).

 15.      Not Applicable.

 18.      Not Applicable.

 19.      Not Applicable.

 22.      Not Applicable.

 23.      Not Applicable.

 24.      Not Applicable.

 27.      Financial Data Schedule for the period ended September 30, 1994.

(b)  Reports on Form 8-K  None.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE SHERWIN-WILLIAMS COMPANY


November 14, 1994            By:   /s/ J.L. Ault
                                 -------------------------------
                                 J.L. Ault
                                 Vice President - Corporate Controller


November 14, 1994            By:   /s/ L.E. Stellato
                                  ------------------------------
                                  L.E. Stellato
                                  Vice President, General Counsel and Secretary

                                 EXHIBIT INDEX


Exhibit Number                       Exhibit Description
- --------------                       -------------------
 4.  (a)    Amended Articles of Incorporation, as amended April 28, 1993, filed as Exhibit 4(a) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.

     (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No. 1, dated April
            29, 1988, to Form S-8 Registration Statement Number 2-91401, and incororated herein by reference.

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


 27.       Financial Data Schedule for the period ended September 30, 1994.