Form 10-K
period 1994-12-31
SHERWIN WILLIAMS CO
filed 1995-03-15
CIK 89800

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

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                            OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                                    [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM             TO
                                                -----------    -----------

                         COMMISSION FILE NUMBER 1-4851
                         -----------------------------

                          THE SHERWIN-WILLIAMS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OHIO                                         34-0526850
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                 organization)

   101 PROSPECT AVENUE, N.W., CLEVELAND, OHIO                       44115-1075
    (Address of principal executive offices)                        (Zip Code)

                                 (216) 566-2000
               Registrant's telephone number, including area code
             ------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:


                 TITLE OF EACH CLASS                       NAME OF EXCHANGE ON WHICH REGISTERED
- ---------------------------------------------------        ------------------------------------
9.875% Debentures due 2016                                      New York Stock Exchange
6.25% Convertible Subordinated Debentures due 1995              New York Stock Exchange
Common Stock, Par Value $1.00                                   New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     As of January 31, 1995, 84,983,104 shares of the Registrant's Common Stock, with a par value of $1.00 each, were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates of the Registrant as of that date was $2,823,238,061.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 15, 1995, as regards the information required to be disclosed in Part III.

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

                               TABLE OF CONTENTS

ITEM NO.                                                                            PAGE NO.
- ---------                                                                           --------
Part I
       1. Business Segment Information
          a. General Development of Business                                            1
          b. Narrative Description of Business                                          1
          c. Financial Information About Business Segments                              6
          d. Foreign and Domestic Operations and Export Sales                           6
       2. Description of Property                                                       7
       3. Legal Proceedings                                                             7
       4. Submission of Matters to a Vote of Security Holders                           8
       Executive Officers of the Registrant                                             8

Part II
       5. Market for Common Equity and Related Stockholder Matters                     10
       6. Selected Financial Data                                                      10
       7. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                10
       8. Financial Statements and Supplementary Data                                  16
       9. Changes in and Disagreements on Accounting and Financial Disclosure          17

Part III
      10. Directors and Executive Officers of the Registrant                           18
      11. Executive Compensation                                                       18
      12. Security Ownership of Certain Beneficial Owners and Management               18
      13. Certain Relationships and Related Transactions                               18

Part IV
      14. Financial Statement Schedule, Reports on Form 8-K and Exhibits
          a. Financial Statements, Financial Statement Schedule and Exhibits           19
          b. Reports on Form 8-K                                                       19

Signatures                                                                             37
Consent of Independent Auditors                                                        43

                       NOTE ON INCORPORATION BY REFERENCE

     In Part III of this Form 10-K, various information and data are incorporated by reference from the Company's Definitive Proxy Statement dated March 15, 1995 ("Proxy Statement"). Any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS SEGMENT INFORMATION

GENERAL DEVELOPMENT OF BUSINESS

     The Sherwin-Williams Company, which was first incorporated under the laws of the State of Ohio eighteen years after its founding in 1866, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers throughout North America.

PAINT STORES SEGMENT

     The Paint Stores Segment exclusively distributes Sherwin-Williams(R) branded architectural coatings, industrial maintenance products, industrial finishes and related items produced by the Coatings Segment of the Company and others. Paint, wallcoverings, floorcoverings, window treatments, spray equipment and otherassociated products are marketed by store personnel and direct sale representatives to the do-it-yourself customer, professional painter, contractor, industrial and commercial maintenance customer, property manager, architect and manufacturer of products requiring a factory finish. Competitors of the Segment are other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated outlets. Product quality, service and price determine the competitive advantage in the highly fragmented paint product market. The loss of any single customer would not have a material adverse effect on the business of the Segment.

     During 1994, the Company launched an extensive national advertising campaign, highlighting the many superior products available, including its revolutionary new product called EverClean(TM). Led by EverClean(TM), our new product introductions during 1994 exceeded expectations. In our continuing efforts to be AMERICA'S PAINT COMPANY, the Company became an official sponsor of major league baseball with exclusive rights in the paint category. The sponsorship includes regular advertising on the new baseball network, a joint venture between ABC and NBC. Baseball stadiums across the country have selected Sherwin-Williams to be their coatings supplier. New ballparks such as Jacobs Field in Cleveland, Ohio and The Ballpark in Arlington, Arlington, Texas used Sherwin-Williams' products during their construction. These and many other ballparks use a wide variety of Sherwin-Williams' products for ongoing touch-up and maintenance needs. In addition to these national efforts, advertising programs with many of the individual baseball teams were also implemented. Among other items, local sponsorship may include prominent stadium signage and extensive radio, television and print advertising.

     In 1995, in addition to the continued advertising campaigns, new product introductions and re-merchandising of paint stores, customer satisfaction and employee productivity will be enhanced by the configuration of an in-store computer network. This network will allow for the compilation of, and access to, store operations data by management. It will also seek to improve color accuracy and enhance inventory management by increasing the number of inventory turns and product availability while reducing obsolescence.

COATINGS SEGMENT

     The five divisions within the Coatings Segment (Coatings, Consumer Brands, Automotive, Transportation Services and Specialty) participate in the manufacture, distribution or sale of coatings and related products. During 1994, the Segment's former International Group was realigned to allow the Segment's domestic expertise in the areas of manufacturing, product development, personnel and marketing to be applied to its international operations in efforts to better serve its customers.

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

COATINGS DIVISION

     The Coatings Division manufactures paint and paint-related products for the do-it-yourselfer, professional painter, contractor, industrial and commercial maintenance account and manufacturer of factory finished products. Sherwin-Williams(R) branded architectural and industrial finishes are manufactured exclusively for the Paint Stores Segment. Labels, color cards, traffic paint, adhesives, private label and other branded products are manufactured for the Paint Stores Segment, the Consumer Brands Division and others. Competitive factors for the Division are product innovation, manufactured product quality, service, distribution and price. Domestic competitors of the Division consist of other coatings manufacturers located throughout the United States. There are approximately 800 such manufacturers at the regional and national levels. As part of the realignment of the former International Group, the Coatings Division integrated the international operations which concentrated predominantly in the architectural paint business into their Division. There are many competitors in each of the foreign markets served as the Division sells its products around the world through subsidiaries and joint ventures and licenses technology, trademarks and trade names to foreign companies. At December 31, 1994, the Division had 44 licensing agreements in 36 foreign countries. The majority of the licensees' sales are in South America, the strongest market. New licensing agreements were signed in Bahamas, Belgium, Cyprus, India and Peoples Republic of China in 1994. New business development will take place following a predetermined regional approach for the establishment of subsidiaries, joint ventures and licensees in selected countries. The Coatings Division continues to strive to be the lowest cost producer of high quality coatings to gain an advantage over its competitors.

     During 1994, in conjunction with the Consumer Brands Division, the Coatings Division continued its commitment to customer service as evidenced by the installation of a toll-free telephone service established to receive customer comments and inquiries. The Division's emphasis on delivering high-quality products to its customers also continued in 1994 through the development of regional technical labs which have led to a reduction in product development cycle time.

     In 1995, the Coatings Division will concentrate on quality improvement projects and processes, focusing primarily on manufacturing consistency, production planning and process technology. Modifications within the manufacturing process that will improve service, increase effective capacity, enhance quality and reduce costs will be continually sought at each facility.

CONSUMER BRANDS DIVISION

     The Consumer Brands Division is responsible for the sales and marketing of branded and private label products by a direct sales staff to unaffiliated home centers, mass merchandisers, independent dealers and distributors. Many of the country's leading retailers are among the Division's regional and national customers. The Division's competition for sales to these leading retailers comes from over 500 regional and national wholesale distributors of branded and private label paint and associated products. The competitive factors that will set the leaders apart from the rest are service, brand recognition, distribution and price.

     In 1994, the Consumer Brands Division launched its largest promotion of Dutch Boy(R) Paints ever. In conjunction with the National Basketball Association (NBA), USA Today and Healthy Families America, a non-profit child abuse prevention group, Dutch Boy(R) sponsored promotion of an "In The Paint" player of the week throughout the NBA season. The players selected were invited to join the Healthy Families Team to act as spokespeople in their local communities on behalf of Healthy Families America. Publication of the player selected was announced in the Tuesday edition of USA Today and on all Turner Network Television (TNT) NBA broadcasts. The campaign was well received by retailers and many provided additional support by matching our 50 cent per gallon donation for each gallon of Kid's Room(TM) Paint sold at their outlets.

     During 1995, the Consumer Brands Division will continue expansion of its branded paint and stain products with strategic placement of premium products supported by award-winning point of sale materials and demographically-targeted marketing programs. In addition to traditional forms of brand promotion, including continued ventures with the NBA, TNT, American Telephone and Telegraph, USA Today and others, Dutch Boy(R) Paints will also sponsor and produce its own nationally-broadcast cable television show on decorating called Room by Room(TM). The show will air on the new Home and Garden Television Network on which Dutch Boy(R) has become a charter sponsor. Also, Martin-Senour(R) will, for the first time, introduce a celebrity spokesperson, Chi Chi Rodriguez, to promote its product line.

AUTOMOTIVE DIVISION

     The Automotive Division develops and manufactures motor vehicle finish and refinish products which are marketed under the Sherwin-Williams(R) and other branded labels in the United States and Canada through its network of 139 company-operated branches. The branches are supported by a direct sales staff and products are also marketed through jobbers and wholesale distributors. The Division is the sole distributor of Standox(R) branded vehicle refinishing paints in the United States and Canada for American Standox, Inc., its joint venture with Herberts GmbH of Wuppertal, Germany. The Division sells directly to independent automotive body shops, automotive dealerships, fleet owners and refinishers, production shops, body builders and manufacturers requiring a factory finish (OEM). The Automotive Division has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. In the last several years, certain foreign competitors have entered the perceived lucrative U.S. automotive aftermarket. The Division assumed additional international responsibilities related to the automotive-related factory finish business in 1994 due to the former International Group's realignment within the Segment. A consolidated foreign subsidiary in Jamaica generally markets a full line of products. Products manufactured in Kingston, Jamaica are sold through 9 stores and other dealers and by a direct sales force to independent dealers, painters, contractors, automotive body shops and industrial and commercial maintenance accounts in Jamaica. A portion of the income for the Division comes from the licensing of technology, trademarks and trade names to foreign companies. The Division has 15 licensees in 14 foreign countries, including a new agreement signed in Syria in 1994. Key competitive factors for the Automotive Division are distribution, product quality, technology and service. Strong distribution and high quality products have been the Division's greatest competitive advantages.

     During 1994, the Automotive Division continued to strive to improve product quality and customer service, as servicing the Division's customers and meeting their objectives remains the highest priority. Evidencing the commitment to quality, ISO 9002 certification was achieved at the Richmond, Kentucky plant during the year. ISO standards now represent the Division's quality benchmark for the future. Reduction of order cycle times has led to better customer service and more efficient inventory management.

     The Division's plans for 1995 call for opening a new state-of-the-art distribution center in Richmond, Kentucky. This facility will enhance customer service capabilities while allowing for more efficient inventory and freight management. The ISO certification program will be expanded to additional facilities in 1995. Additionally, the Division plans to introduce the 3.5 Volatile Organic Compound (VOC) Single Stage Urethane System for vehicle refinishing. This new product significantly reduces the VOC contaminants to the environment and has been designed for the Vehicle Refinish and Fleet/OEM market segments.

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

     During 1994, testing and installation of an automated transportation planning system was completed at the Effingham distribution center. This technology improves the efficiency of routing and shipping procedures. Installation of the automated system is planned for all sites in 1995. ISO 9003 certification was achieved at three additional facilities in 1994 and the Division will continue to pursue this certification at the remaining centers in 1995.

     During 1995, the Division will expand its mission to the Company by consolidating the distribution and transportation requirements of the Specialty Division into its operations. Additional 1995 plans call for the opening of a new full-service distribution facility in Fredericksburg, Pennsylvania that will allow for consolidation of existing activity, leading to more efficient customer service in the surrounding region.

SPECIALTY DIVISION

     The Specialty Division competes in three areas: custom and industrial aerosols; paint applicators; and retail and wholesale consumer aerosols. The Division participates in the retail and wholesale paint, automotive, homecare products, institutional, insecticide and industrial markets. A wide variety of aerosol products are filled, packaged and distributed to regional and national customers. Approximately 8.2 percent of the Division's total sales represent aerosols and paint applicators sold to the Paint Stores Segment. The remaining products are marketed through mass merchandisers, home centers, automotive chains and maintenance distribution channels. There are various primary competitors in each of the Division's product lines. The main competitive factors are technical know-how, quality, service and price. The Specialty Division has superior quality products, more efficient manufacturing and distribution, frequent customer contact and better customer service at competitive prices which distinguish it from its competitors.

     In 1994, the Specialty Division completed construction of the Dayton Valley, Nevada distribution center. This center is a state-of-the-art, safety compliant facility for aerosol products. In efforts to provide more efficient service to our customers, the responsibility for operation of this and other Specialty Division distribution centers will be assumed by the Transportation Services Division in 1995. In addition, in conjunction with the realignment of the former International Group in 1994, the Division assumed responsibility for exports and any potential international operations or licensees related to its product lines.

     During 1995, the Division will introduce Rust Tough(R) Latex for Metal under the Krylon(R) label. It will be our first latex rust preventative product offered to the retail market. The Division plans to promote this product through advertising programs aimed at retail customers.

OTHER SEGMENT

     The Other Segment is responsible for the acquisition, development, leasing and management of properties for use by the Company and others. Obtaining real estate in the proper location at the appropriate cost is a critical component for achieving the desired operating success, particularly for paint stores and distribution centers. This segment has many competitors consisting of other real estate owners, developers and managers in certain states where we currently hold property. The main competitive factors are the availability of property and price.

     At the end of 1994, the Retail Properties Division owned or leased 209 properties, representing over 1,700,000 square feet of space, which are conducive to the sale of paint and associated products. Such properties include 127 freestanding buildings, for exclusive use by the Paint Stores Segment, and 82 multi-tenant properties, utilized when the basic needs of the paint store can be met and where external rental opportunities can be profitably operated. The paint store must be easily accessible to professional painters and contractors with sufficient access to pickup and delivery areas. Multi-tenant properties are usually smaller "strip" shopping centers with adequate parking and, generally, the paint store will be located at the end of the shopping area for the most convenient access. In 1995, the Division anticipates continued growth in the number of retail properties needed by the Paint Stores Segment. Two freestanding locations currently under construction will be completed and one additional freestanding location will be developed. The occupancy rate for external space was 82.2 percent at December 31, 1994.

     The Non-Retail Properties Division owned or leased 19 properties approximating 2.6 million square feet. These properties consisted primarily of office buildings, manufacturing facilities and distribution centers at the end of 1994. Occasionally, such properties are acquired or developed to provide the lowest cost alternative for distribution or manufacturing expansion. Locations that have been utilized profitably in the past which can no longer contribute to the Company's future plans are currently offered for sale or lease. Locations that can continue to operate efficiently and achieve the desired rate of return will continue to be held by this segment.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     With respect to the Paint Stores Segment, there are sufficient suppliers of each product purchased for resale that the Segment does not anticipate any significant sourcing problems. For the Coatings Segment, raw materials and fuel supplies are generally available from various sources in sufficient quantities that the Segment does not anticipate any significant sourcing problems during 1995.

SEASONALITY

     The majority of the sales for the Paint Stores Segment and Coatings Segment traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Other Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of trademarks and trade names collectively contribute significantly to the sales of the Company. The Paint Stores Segment is identified with names such as Sherwin-Williams(R), SuperPaint(R), Pro Mar(R), EverClean(TM), Glas-Clad(R), Perma-Clad(R) and Old Quaker(R). The Coatings Segment employs a variety of trade names and trademarks in marketing its products, such as Sherwin-Williams(R), Dutch Boy(R), Kem-Tone(R), Martin-Senour(R), Cuprinol(R), Old Quaker(R), Acme(R), Krylon(R), Color Works(R), Illinois Bronze(R), Rust Tough(R), Rubberset(R) and Dupli-Color(R).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole, the Automotive and Coatings Divisions' international operations derive a substantial part of their income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint products through 1995.

EMPLOYEES

     The Company employed approximately 17,900 persons at December 31, 1994.

ENVIRONMENTAL COMPLIANCE

     See Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 through 15 of this report, for further details on environmental compliance.


BUSINESS SEGMENTS

(MILLIONS OF DOLLARS)                                           1994        1993       1992
- --------------------------------------------------------------------------------------------
NET EXTERNAL SALES
Paint Stores                                                    $1,986     $1,830     $1,682
Coatings                                                         1,100      1,105      1,052
Other                                                               14         14         14
- --------------------------------------------------------------------------------------------
Segment totals                                                  $3,100     $2,949     $2,748

INTERSEGMENT TRANSFERS
Coatings                                                        $  720     $  655     $  598
Other                                                               18         17         16
- --------------------------------------------------------------------------------------------
Segment totals                                                  $  738     $  672     $  614

OPERATING PROFITS
Paint Stores                                                    $  141     $  117     $   91
Coatings                                                           201        194        174
Other                                                                8          5          6
Corporate expenses -- net                                          (51)       (52)       (45)
- --------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and
  cumulative effects of changes in accounting methods           $  299     $  264     $  226

IDENTIFIABLE ASSETS
Paint Stores                                                    $  517     $  494     $  464
Coatings                                                           757        730        719
Other                                                               44         51         58
Corporate                                                          644        640        489
- --------------------------------------------------------------------------------------------
Consolidated totals                                             $1,962     $1,915     $1,730

CAPITAL EXPENDITURES
Paint Stores                                                    $   26     $   29     $   23
Coatings                                                            46         28         40
Other                                                                1          1          1
Corporate                                                            6          5          5
- --------------------------------------------------------------------------------------------
Consolidated totals                                             $   79     $   63     $   69

DEPRECIATION
Paint Stores                                                    $   23     $   21     $   19
Coatings                                                            30         27         26
Other                                                                3          3          2
Corporate                                                            5          4          4
- --------------------------------------------------------------------------------------------
Consolidated totals                                             $   61     $   55     $   51

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

     Identifiable assets are those directly identified with each segment's operations. Corporate assets consist primarily of cash, investments, deferred pension assets and headquarters' property, plant and equipment.

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

                                      Leased                                            Leased
Manufacturing facilities             or Owned     Distribution facilities              or Owned
- ---------------------------------    --------     ---------------------------------    --------
Anaheim, California                   Owned      Bedford Heights, Ohio                 Leased
Baltimore, Maryland                   Owned      Buford, Georgia                       Leased
Bedford Heights, Ohio                 Owned      Dayton Valley, Nevada                 Owned
Chicago, Illinois                     Owned      Effingham, Illinois                   Leased
Coffeyville, Kansas                   Owned      Greencastle, Indiana                  Owned
Columbus, Ohio                        Owned      Hunt Valley, Maryland                 Leased
Crisfield, Maryland                   Leased     Lagrange, Georgia                     Owned
Deshler, Ohio                         Owned      Reno, Nevada                          Leased
Elk Grove, Illinois                   Owned      Sparks, Nevada                        Leased
Emeryville, California                Owned      Waco, Texas                           Leased
Fort Wayne, Indiana                   Leased     Winter Haven, Florida                 Owned
Fountain Inn, South Carolina          Owned      York, Pennsylvania                    Owned
Garland, Texas                        Owned      Calgary, Alberta, Canada              Leased
Greensboro, North Carolina            Owned      Mississauga, Ontario, Canada          Leased
Holland, Michigan                     Owned      Richmond Hill, Ontario, Canada        Leased
Morrow, Georgia                       Owned      Scarborough, Ontario, Canada          Owned
Newark, New Jersey                    Owned      San Juan, Puerto Rico                 Leased
Orlando, Florida                      Owned
Richmond, Kentucky                    Owned
Victorville, California               Owned
Kingston, Jamaica                     Owned

     In addition, the Coatings Segment operates 139 company-operated automotive branches, of which 1 is owned, in the United States and Canada and 9 leased stores in Jamaica.

     There were 2,046 company-operated paint stores in the forty-eight contiguous states, Canada and Puerto Rico which constitute the entire operations of the Paint Stores Segment. All stores are leased locations with 209 being leased from the Company's Retail Properties Division in the Other Segment. At the end of 1994, the Segment was comprised of four separate operating geographic divisions: the Mid Western Division with 576 stores primarily located in the midwestern and upper west coast states and western Canada; the Eastern Division which has 436 stores along the upper east coast and New England states and eastern Canada; the Southeastern Division which has 525 stores principally covering the lower east and gulf coast states and Puerto Rico; and the South Western Division with 509 stores in the plains and the lower west coast states. The Paint Stores Segment opened 35 new stores in 1994, closed 19, re-merchandised 492, and relocated 55.

     All property within the Other Segment is owned by the Company except for 2 land leases in the Retail Properties Division.

ITEM 3.   LEGAL PROCEEDINGS

     As previously reported in the Company's Quarterly Report for the period ended June 30, 1993, on July 16, 1993, the United States Department of Justice, on behalf of the United States Environmental

Protection Agency, filed a complaint against the Company in the United States District Court for the Northern District of Illinois. The complaint alleges violations under various environmental statutes concerning the Company's operations at its southeast Chicago facility. The relief sought demands an undetermined amount of civil penalties and further demands certain, unspecified corrective action be taken to clean up the site.

     On September 27, 1994, the United States Environmental Protection Agency instituted a civil administrative action against the Company alleging violations of the Emergency Planning and Community Right-to-Know Act (EPCRA). The action is pending before the Administrator of the EPA and was brought in response to voluntary disclosures made by the Company regarding its possible failure to submit certain reporting forms required by EPCRA. The relief sought by the EPA includes corrective measures and civil penalties, which, taking into effect the voluntary nature of the disclosures made by the Company, is reasonably expected to be less than $200,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the current Executive
Officers, the positions and offices with the Company held by them as of February
28, 1995 and the date when each was first elected or appointed an Executive
Officer:

                                                                              Date When
                                                                            First Elected
          Name               Age              Present Position               or Appointed
- -------------------------    ---     -----------------------------------    --------------
John G. Breen                60      Chairman and Chief Executive               1979
                                     Officer, Director
Thomas A. Commes             52      President and Chief Operating              1979
                                     Officer, Director
John L. Ault                 49      Vice President -- Corporate                1987
                                     Controller
Frank E. Butler              59      President & General Manager,               1994
                                     Coatings Division
Christopher M. Connor        38      President & General Manager,               1994
                                     Specialty Division
Conway G. Ivy                53      Vice President -- Corporate                1979
                                     Planning and Development
T. Scott King                42      President & General Manager,               1994
                                     Consumer Brands Division
Thomas Kroeger               46      Vice President -- Human Resources          1987
John C. Macatee              43      President, Paint Stores Group              1994
Larry J. Pitorak             48      Senior Vice President -- Finance,          1978
                                     Treasurer and Chief Financial
                                     Officer
Joseph M. Scaminace          41      President & General Manager,               1994
                                     Automotive Division
Louis E. Stellato            44      Vice President, General Counsel and        1989
                                     Secretary

     Following is a brief account of each Executive Officer's business experience with the Company during the last five year period:

     Mr. Breen has served as Chairman and Chief Executive Officer since June 1986 and has served as a Director since April 1979.

     Mr. Commes has served as President and Chief Operating Officer since June 1986 and has served as a Director since April 1980.

     Mr. Ault has served as Vice President -- Corporate Controller since January 1987.

     Mr. Butler has served as President & General Manager, Coatings Division since February 1992 prior to which he served as President & General Manager, Consumer Division commencing May 1984.

     Mr. Connor has served as President & General Manager, Specialty Division since April 1994 prior to which he served as Senior Vice President -- Marketing, Paint Stores Group commencing September 1992. From June 1986 to September 1992, Mr. Connor served as President & General Manager, Western Division, Paint Stores Group.

     Mr. Ivy has served as Vice President -- Corporate Planning and Development since April 1992 prior to which he served as Vice President and Treasurer commencing January 1989.

     Mr. King has served as President & General Manager, Consumer Brands Division since February 1992 prior to which he served as Vice President, Director of Sales and Marketing, Consumer Division commencing June 1987.

     Mr. Kroeger has served as Vice President -- Human Resources since October 1987.

     Mr. Macatee has served as President, Paint Stores Group since September 1992 prior to which he served as President & General Manager, South Central Division, Paint Stores Group commencing June 1986.

     Mr. Pitorak has served as Senior Vice President -- Finance, Treasurer and Chief Financial Officer since April 1992 prior to which he served as Senior Vice President -- Finance and Chief Financial Officer commencing July 1991. From February 1988 to July 1991, Mr. Pitorak served as Vice President, General Counsel and Secretary.

     Mr. Scaminace has served as President & General Manager, Automotive Division since April 1994 prior to which he served as President & General Manager, Specialty Division commencing September 1985.

     Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991 prior to which he served as Assistant Secretary and Corporate Director of Taxes commencing December 1989.

     There are no family relationships between any of the persons named.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Sherwin-Williams Common Stock is listed on the New York Stock Exchange and traded under the symbol SHW.

                      QUARTERLY STOCK PRICES AND DIVIDENDS

                                  Quarter      High         Low       Dividend
                                  --------------------------------------------
               1994                 1ST       $35.750     $31.250      $  .14
                                    2ND        32.500      29.500         .14
                                    3RD        34.125      30.250         .14
                                    4TH        33.375      29.750         .14

               1993                 1st       $34.250     $30.000      $  .125
                                    2nd        34.375      30.125         .125
                                    3rd        36.125      29.875         .125
                                    4th        37.500      32.750         .125

     The number of shareholders of record for Sherwin-Williams Common Stock, par value $1.00 each, as of January 31, 1995 was 12,312. The closing market value per share as listed on the New York Stock Exchange as of the close of business January 31, 1995 was $33.500.

ITEM 6.   SELECTED FINANCIAL DATA
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                   1994       1993       1992       1991       1990
- ---------------------------------------------------------------------------------------------------
OPERATIONS
Net Sales                                        $3,100     $2,949     $2,748     $2,541     $2,267
Income before cumulative effects of changes
  in accounting methods                             187        165        145*       128        123

FINANCIAL POSITION
Total assets                                     $1,962     $1,915     $1,730     $1,612     $1,504
Long-term debt                                       20         38         60         72        138

PER COMMON SHARE DATA
Income before cumulative effects of changes
  in accounting methods                          $ 2.15     $ 1.85     $ 1.63*    $ 1.45     $ 1.41
Cash dividends                                      .56        .50        .44        .42        .38

* Includes a reduction, beginning January 1, 1992, for the additional expense of accruing postretirement benefits. (See Note 6, page 29). Such additional expense was $5.7 million after income taxes ($.06 per share) in 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- 1994

     During 1994, the Company generated more than $250.5 million in cash flow from operations. This cash flow provided the opportunity to reduce long-term debt by repurchasing certain outstanding debentures, to purchase over four million shares of the Company's common stock for treasury and to increase the annual dividend to shareholders. The Statements of Consolidated Cash Flows, on page 22 of this report, present more detailed cash flow information. Cash and short-term investments decreased $18.4 million from 1993 levels to $251.4 million. Increases and decreases in other components of working capital occurred primarily due to increased sales and the related increase in manufacturing activity. Current year reductions in long-term debt and growth in shareholders' equity lowered the debt-to-capitalization ratio to 2.0 percent at the end of 1994. Total assets, valued at over $1.9 billion, grew by $47.4 million during 1994. The current ratio decreased to 2.0 at December 31, 1994 from 2.1 at the end of 1993 primarily due to the decrease in cash and short-term investments.

     Net property, plant and equipment increased $15.1 million from 1993. Capital expenditures of $78.7 million were offset by depreciation expense of $60.6 million and certain retirements of assets. Capital expenditures in 1994 were principally for the opening, remodeling or relocating of paint stores and the construction and upgrade of facilities and equipment at manufacturing, distribution and research sites. In the Coatings Segment, capital expenditures were higher primarily due to expanding the manufacturing capacity at the Garland, Texas facility and the completion of a 180,000 square-foot distribution center in Dayton Valley, Nevada for use by the Transportation Services Division in consolidating certain distribution facilities on the west coast. There have been no significant acquisitions of property, plant and equipment during the past three years. In 1995, the most significant capital expenditures planned are the construction of a 1,000,000 square-foot distribution center in Fredericksburg, Pennsylvania and a 263,000 square-foot automotive products distribution center in Richmond, Kentucky. We plan to continue investing strategically in new facilities, improving or expanding existing facilities and in upgrading equipment. We do not anticipate the need for any external financing to specifically support our capital programs.

     Changes in intangible and other noncurrent assets during 1994 resulted primarily from the amortization of intangible assets associated with prior acquisitions totaling $13.2 million. The $226.0 million of deferred pension assets represents the excess fair market value of the assets of the defined benefit pension trusts. As of December 31, 1994, the assumed discount rate was raised to 8.25 percent from 7.25 percent, decreasing the projected benefit obligation and the unrecognized net loss. The higher interest rate environment during 1994 caused the actual return on plan assets in the defined benefit pension trusts to be less than the 8.5 percent assumption used in the actuarial calculation, even though the returns realized on the fixed income portfolios exceeded comparable benchmark indices. This shortfall in the actual return increased the net amortization and deferral component of the net pension credit and the unrecognized net loss at December 31, 1994. The unrecognized net loss is an accumulation of actuarial gains and losses which is amortized over the average remaining service lives of the plan participants beginning in the period after the change or difference occurred. Thus, the net pension credit in 1995 will be reduced by approximately $3.2 million from the increasing amount of unrecognized net loss. See Note 5, on page 27 of this report, for further clarification of the excess pension assets, unrecognized items and the components of the net pension credit.

     Long-term debt was reduced during 1994 when the Company acquired $13.1 million principal of certain outstanding 9.875 percent debentures in addition to normal maturities. As more fully explained in Note 7, on page 30 of this report, if a significant advantageous investing opportunity should arise, we have in place additional financing flexibility. We did not utilize any of our short-term borrowing capacity during 1994. Sufficient cash flows should be generated from operations to avoid any short-term borrowings in 1995.

     The current year change in the liability for postretirement benefits other than pensions resulted from the excess of the net postretirement benefit expense, as required by Statement of Financial Accounting Standards No. 106, less the costs for benefit claims incurred. The current portion of the postretirement benefits liability, amounting to $8.2 million, is included in other accruals. As of December 31, 1994, the assumed discount rate used to calculate the present value of the postretirement benefit plan obligation was raised to 8.25 percent from 7.25 percent, similar to the change in the assumption for determining the defined benefit pension plan liability. This change decreased the accumulated postretirement benefit obligation and the unrecognized net loss at

December 31, 1994. Because the resulting unrecognized net loss is within the boundaries of the amortization "corridor", the impact on future annual postretirement benefit expense is negligible. Plan amendments made January 1, 1993 significantly reduced the accumulated postretirement benefit obligation, creating an unrecognized prior service credit. The reduction of the annual postretirement benefit expense for these amendments began in 1993 and will continue through 2004. See Note 6, on page 29 of this report, for additional information concerning the Company's postretirement benefit obligations.

     Other long-term liabilities include accruals for environmental-related matters and other unrelated non-current liabilities. The decrease in the total accrual to $119.1 million was primarily due to the resolution of certain obligations sooner than anticipated and the reclassification of certain amounts to current liabilities.

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

     The operations of the Company, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose liability on the Company for past operations which were conducted utilizing practices and procedures considered acceptable under the laws and regulations existing at that time. The Company expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and our industry in the future. The Company believes it conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and ensure continued compliance.

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

     Capital expenditures and expenses for ongoing compliance measures are included in the normal operating expenses of conducting business. The Company's capital expenditures and other expenses for ongoing compliance measures were not material to the Company's financial condition or net income during 1994, and the Company does not expect such capital expenditures and other expenses to be material to the Company's financial condition or net income in the future.

     The Company accrues for certain environmental remediation activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. The Company continuously assesses its potential liability for remediation activities with respect to its past operations and third-party sites. Any potential liability ultimately determined to be attributable to the Company, however, is subject to a number of uncertainties including, among others, the number of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, and the method and extent of remediation. The Company's environmental-related accruals are adjusted as information becomes available upon which more accurate costs can be reasonably estimated.

     The Company is a defendant in a lawsuit filed by the United States Department of Justice, on behalf of the United States Environmental Protection Agency, regarding the Company's operations at its southeast Chicago facility. The lawsuit, which alleges violations under various environmental statutes, seeks an undeterminable amount of civil penalties and further demands that certain, unspecified, corrective action be taken to clean up the site. The Company is also a defendant in a lawsuit brought by PMC, Inc. regarding one of the Company's former Chemical Division's manufacturing facilities. This facility is located adjacent to the Company's southeast Chicago facility referenced above and was sold to PMC, Inc. in 1985. PMC, Inc. is seeking an undisclosed amount for environmental remediation costs and other damages based upon contractual and tort theories, and under various environmental laws. The Company is vigorously defending both of these lawsuits.

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

     In the opinion of the Company's management, any potential liability ultimately attributed to the Company for its environmental-related matters will not have a material adverse effect on the Company's financial condition, liquidity or cash flow. See Note 9, on page 31 of this report, for discussion of the environmental-related accruals included in the Company's consolidated balance sheets.

     Shareholders' equity increased $20.2 million during 1994 due primarily to current year net income partially offset by dividends paid to shareholders and the purchase of treasury stock. The Company acquired 4,013,800 shares of its common stock and additional shares were received in exchange for certain other stock issued in accordance with the Company's stock plans. From time to time in the future, depending on our cash position and market conditions, we may acquire additional Company stock for general corporate purposes. At December 31, 1994, the Company had unfulfilled Board authorization to purchase up to 5,194,000 additional shares for treasury purposes. See the Statements of Consolidated Shareholders' Equity, on page 23 of this report, and Note 10, on page 32 of this report, for equity and capital stock detail.

     At a meeting held February 15, 1995, the Board of Directors increased the quarterly dividend to $.16 per share. This represents the sixteenth consecutive increase and a compounded rate of increase of 30.2 percent since the dividend was reinstated in the fourth quarter of 1979. The 1994 annual dividend of $.56 per share marked the fifteenth consecutive year that the dividend approximated our payout ratio target of 30 percent of the prior year's earnings.

RESULTS OF OPERATIONS -- 1994 VS 1993

     Consolidated net sales increased in 1994 by $150.8 million to $3.1 billion, an increase of 5.1 percent. The growth in sales was driven primarily by gains in the Paint Stores Segment.

     The Paint Stores Segment realized an 8.5 percent sales increase, despite continued sluggish retail sales, as all operating divisions achieved sales results better than the results of 1993. Comparable-store sales increased 7.8 percent. Strong emphasis was placed on store-level pricing discipline, however, continued competitive pressures allowed the implementation of only selective price increases during the year. Most of the Segment's sales increase resulted from increased paint gallons sold to wholesale customers, complemented by wholesale sales increases in most other major product lines. Wholesale customers include professional painters, contractors and industrial and commercial maintenance customers.

     Sales of the Coatings Segment were essentially flat for 1994. Reduced demand by certain large customers as they adjusted their inventories downward affected many of the divisions within the

Segment. The Consumer Brands Division also was impacted by the loss of a portion of the business of a home center account. New customers added to our distribution base during 1994 partially offset the effect of the above declines. Improved 1994 sales for the Automotive Division resulted primarily from sales growth in its branch distribution network and strong gains at original equipment manufacturers. Krylon(R) branded products provided the primary impetus for the improved sales results of the Specialty Division. Revenue for the real estate operations in the Other Segment was also flat in comparison to 1993.

     Consolidated gross profit dollars were 6.0 percent higher than last year while gross profit as a percent of sales increased to 42.8 percent from 42.5 percent in 1993. The Paint Stores Segment's 1994 gross margin remained constant in comparison to 1993. Despite continued sales mix shifts to lower-margin items in the Specialty and Automotive Divisions, manufacturing efficiencies, stable raw material costs for most of the year, cost containment and a favorable sales mix in the Segment's other divisions led to an increase in the Coatings Segment's 1994 gross margin.

     Consolidated selling, general and administrative expenses decreased as a percent of sales to 32.9 percent from 33.3 percent in 1993. The Paint Stores Segment's SG&A costs as a percent of sales were below last year due primarily to containment of selling and administrative expenses combined with the sales gain achieved. The Coatings Segment's SG&A expenditures were approximately the same in 1994 as in 1993. Due to this segment's flat sales, a slight increase in SG&A costs as a percent of sales resulted.

     As a result of the above, consolidated operating profits increased 14.0 percent over 1993. The Paint Stores Segment's operating profits improved 20.3 percent due primarily to volume gains and the containment of SG&A costs. Despite sluggish sales, the Coatings Segment's operating profits increased 3.4 percent due primarily to the favorable edge in gross margin. The operating profits of the Other Segment increased in comparison to 1993 due primarily to reduced interest expense on long-term debt allocable to the real estate operations of the Segment. The reduction is the result of various debt acquisitions. Corporate expenses, which are not directly associated with or allocable to any operating segment, were approximately the same as 1993. Refer to pages 1 through 6 of this report for additional Business Segment information.

     Total interest expense decreased 50.1 percent from last year due to repurchases of long-term debt and normal maturities. Correspondingly, our interest coverage improved to 93.8 times in 1994 compared to 42.0 times in 1993. Our fixed charge coverage, which is calculated using interest and rent expense, improved to 4.1 times in 1994 versus 3.7 times in 1993.

     Interest and net investment income increased 17.1 percent to $8.2 million primarily as a result of increased investment yields partially offset by reduced cash and short-term investment balances resulting primarily from the purchase of common stock for treasury purposes during the year. Other costs and expenses increased in 1994 primarily due to increased costs related to financing and investing activities which are further explained in Note 3 on page 26 of this report. As shown in Note 13, on page 33 of this report, the effective income tax rate remained the same in 1994 as in 1993.

     Net income increased 12.9 percent to $186.6 million and net income per share increased 16.2 percent to $2.15. Approximately $.04 of the increase in net income per share over 1993 was due to the purchase of common stock for treasury purposes at various times throughout 1994.

RESULTS OF OPERATIONS -- 1993 VS 1992

     Consolidated net sales increased 7.3 percent to $2.95 billion as all segments improved sales during the year. The Company's consolidated market share of gallons sold continued to increase as our gallons sold increased at a faster rate than total gallons sold for the paint industry, according to U.S. Government statistics.

     The Paint Stores Segment, which accounted for 73.7 percent of the Company's sales improvement, realized an 8.8 percent sales increase. Strong sales to wholesale customers were partially offset by continued soft retail sales in the first half of the year. Comparable-store sales increased 8.5 percent. Modest selling price increases within select product categories were partially offset by selling price adjustments on certain non-paint products to result in overall 1993 price levels remaining relatively constant with the prior year. Therefore, most of the Segment's sales increase resulted from increased paint gallons sold, complemented by volume increases in certain associated products.

     The Coatings Segment had a sales increase of 5.0 percent for 1993. The Consumer Brands Division increased its sales volume in 1993 over the prior year results primarily due to growth in the Dutch Boy(R) brand and increased gallons sold to certain national customers. The Automotive Division had steady sales growth in its domestic branches and the majority of its major product lines resulting in an overall sales increase for 1993. The sales results of the Specialty Division improved primarily due to growth in Krylon(R) brand products. Revenue for the real estate operations in the Other Segment was essentially the same as 1992.

     Consolidated gross profit as a percent of sales increased to 42.5 percent from 42.2 percent in 1992. The Paint Stores Segment's gross margin increased slightly. An increase in the Coatings Segment's gross margin was due primarily to continuing volume gains and the associated improvement in capacity utilization, overall stable raw material costs and cost containment.

     Consolidated selling, general and administrative expenses remained constant at 33.3 percent when comparing 1993 to 1992. Higher dollars spent occurred in the Coatings Segment as compared to last year due primarily to additional costs for market penetration efforts for new customers, increased promotional expenses associated with the introduction of new products and ongoing brand support.

     Consolidated operating profits increased 11.2 percent in comparison with 1992. Operating profits of the Paint Stores Segment increased 28.5 percent due primarily to volume gains. The Coatings Segment's operating profits increased
11.9 percent due primarily to gains in gross profit. The operating profits of the Other Segment decreased in comparison to 1992 due primarily to various provisions made for disposition of certain non-retail properties. Corporate expenses increased over 1992 as a result of changes in various provisions and other items which are not directly associated with or allocable to any operating segment. Refer to pages 1 through 6 of this report for additional Business Segment information.

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

     Interest and net investment income increased 48.2 percent to $7.0 million primarily as a result of higher cash and short-term investment balances partially offset by lower effective yields. Other costs and expenses decreased to $7.3 million primarily due to reductions in the net adjustments to prior accruals relating to the disposition and termination of operations and in the provisions for environmental remediation. See Notes 3 and 4, on page 26 of this report, for further detail of other costs and expenses. The effective income tax rate increased in 1993 as compared to 1992, as shown in Note 13, on page 33 of this report, primarily due to an increase in the federal income tax rate legislated by Congress in the Omnibus Budget Reconciliation Act of 1993. Income before cumulative effects of changes in accounting methods increased 14.2 percent and income per share before cumulative effects of changes in accounting methods increased 13.6 percent.

     During 1993, the Company generated $256.0 million in cash flow from operations. This allowed us to acquire certain outstanding debentures, acquire additional common shares for treasury, increase the annual dividend and still increase our cash and short-term investments by more than $100 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 1994, 1993 and 1992, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed at Item 14(a)(2) on page 19. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 1994, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 6 and 13 to the consolidated financial statements, in 1992 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes, respectively.


/s/ Ernst & Young LLP

Cleveland, Ohio
January 19, 1995

REPORT OF MANAGEMENT

Shareholders
The Sherwin-Williams Company

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 1994, 1993 and 1992. The primary responsibility for the integrity of the financial information rests with management. This information is prepared in accordance with generally accepted accounting principles based upon our best estimates and judgments and giving due consideration to materiality.

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

/s/ J. G. Breen                 /s/ L. J. Pitorak                        /s/ J. L. Ault
- --------------------            --------------------------               -----------------------------
J. G. Breen                     L. J. Pitorak                            J. L. Ault
Chairman and                    Senior Vice President -- Finance,        Vice President --
Chief Executive Officer         Treasurer and Chief Financial Officer    Corporate Controller

FINANCIAL STATEMENTS

     See "Item 14 -- Financial Statement Schedule, Reports on Form 8-K and Exhibits" for the required Financial Statements.

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

     The information required by Item 10 regarding Executive Officers is contained under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K which information under such caption is incorporated herein by reference.

     The information required by Item 10 regarding certain significant employees is contained under the captions "Corporate Officers of the Company" and "Operating Managers of the Company" (excluding the Executive Officers) in the Proxy Statement which information under such captions is incorporated herein by reference.

     The information required by Item 10 regarding Item 405 of Regulation S-K is contained under the caption "Section 16(a) Reporting Compliance" in the Proxy Statement which information under such caption is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under certain captions and tables in the Proxy Statement which information under such captions and tables is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the caption "Security Ownership of Management" in the Proxy Statement which information under such caption is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14.   FINANCIAL STATEMENT SCHEDULE, REPORTS ON FORM 8-K AND EXHIBITS

(a)
     (1)   Financial Statements
           (i)   Statements of Consolidated Income for the Years Ended December 31, 1994, 1993
                 and 1992
           (ii)  Consolidated Balance Sheets at December 31, 1994, 1993 and 1992
           (iii) Statements of Consolidated Cash Flows for the Years Ended December 31, 1994,
                 1993 and 1992
           (iv)  Statements of Consolidated Shareholders' Equity for the Years Ended December
                 31, 1994, 1993 and 1992
           (v)   Notes to Consolidated Financial Statements for the Years Ended December 31,
                 1994, 1993 and 1992
     (2)   Financial Statement Schedule
                 Financial Schedule No. II for the Years Ended December 31, 1994, 1993 and 1992
                 -- All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
     (3)   Exhibits
                 See Exhibit Index at page 39 of this report which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.


                       STATEMENTS OF CONSOLIDATED INCOME

                  (Thousands of Dollars Except Per Share Data)

                                                        1994           1993           1992
- ------------------------------------------------------------------------------------------
Net sales                                         $3,100,069     $2,949,303     $2,747,843
Costs and expenses:
     Cost of goods sold                            1,772,671      1,696,959      1,589,430
     Selling, general and administrative
       expenses                                    1,018,470        981,268        914,660
     Interest expense                                  3,217          6,453          8,576
     Interest and net investment income               (8,222)        (7,020)        (4,738)
     Other                                            15,420          7,279         13,921
- ------------------------------------------------------------------------------------------
                                                   2,801,556      2,684,939      2,521,849
- ------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effects of changes in accounting methods           298,513        264,364        225,994
Income taxes                                         111,942         99,137         81,358
- ------------------------------------------------------------------------------------------
Income before cumulative effects of changes
  in accounting methods                              186,571        165,227        144,636
Cumulative effect of change in accounting
  method for income taxes                                                           18,057
Cumulative effect of change in accounting
  method for postretirement benefits other
  than pensions -- net of income taxes of
  $62,464                                                                          (99,828)
- ------------------------------------------------------------------------------------------
Net income                                        $  186,571     $  165,227     $   62,865
===========================================================================================
Income per share:
     Before cumulative effects of changes in
       accounting methods                         $     2.15     $     1.85     $     1.63
     Cumulative effect of change in
       accounting method for income taxes                                              .20
     Cumulative effect of change in
       accounting method for postretirement
       benefits other than pensions --
       net of taxes                                                                  (1.12)
- ------------------------------------------------------------------------------------------
     Net income                                   $     2.15     $     1.85     $      .71
===========================================================================================

See notes to consolidated financial statements.


                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                                        1994           1993           1992
- ------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $  251,415     $  230,092     $  164,701
  Short-term investments                                             39,700          3,011
  Accounts receivable, less allowance                310,984        297,527        277,314
  Inventories:
     Finished goods                                  396,299        371,572        355,227
     Work in process and raw materials                62,921         57,346         52,557
- ------------------------------------------------------------------------------------------
                                                     459,220        428,918        407,784
  Deferred income taxes                               73,956         58,705         38,536
  Other current assets                                93,049         96,145         96,818
- ------------------------------------------------------------------------------------------
     Total current assets                          1,188,624      1,151,087        988,164

Deferred pension assets                              225,962        214,583        189,974
Intangibles and other assets                         138,243        154,925        163,803
Property, plant and equipment:
  Land                                                42,211         45,487         43,585
  Buildings                                          227,390        219,395        210,157
  Machinery and equipment                            596,878        556,694        515,748
  Construction in progress                            26,074         17,178         17,393
- ------------------------------------------------------------------------------------------
                                                     892,553        838,754        786,883
  Less allowances for depreciation                   483,351        444,684        398,969
- ------------------------------------------------------------------------------------------
                                                     409,202        394,070        387,914
- ------------------------------------------------------------------------------------------
Total Assets                                      $1,962,031     $1,914,665     $1,729,855
===========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  258,930     $  254,997     $  231,539
  Compensation and taxes withheld                     79,110         71,476         66,399
  Other accruals                                     218,240        187,324        170,751
  Accrued taxes                                       40,768         39,804         21,434
- ------------------------------------------------------------------------------------------
     Total current liabilities                       597,048        553,601        490,123
Long-term debt                                        20,465         37,901         60,079
Postretirement benefits other than pensions          172,114        166,025        163,104
Other long-term liabilities                          119,060        123,967        110,702
Shareholders' equity:
  Common stock -- $1.00 par value:
     84,825,830, 88,506,337 and 88,380,906
       shares outstanding at December 31,
       1994, 1993 and 1992, respectively             100,370         99,994         99,374
  Other capital                                      159,562        150,203        134,901
  Retained earnings                                1,096,066        957,858        828,851
  Cumulative foreign currency translation
     adjustment                                      (20,006)       (20,384)       (18,923)
  Treasury stock, at cost                           (282,648)      (154,500)      (138,356)
- ------------------------------------------------------------------------------------------
     Total shareholders' equity                    1,053,344      1,033,171        905,847
- ------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $1,962,031     $1,914,665     $1,729,855
===========================================================================================

See notes to consolidated financial statements.


                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (Thousands of Dollars)

                                                       1994          1993          1992
- ---------------------------------------------------------------------------------------
OPERATIONS
Net income                                         $186,571      $165,227      $ 62,865
Non-cash adjustments:
  Cumulative effect of changes in accounting
     methods                                                                     81,771
  Depreciation                                       60,571        55,063        51,308
  Deferred income tax expense                       (18,329)      (21,873)       (5,202)
  Provisions for disposition of operations           15,412         7,621         7,735
  Provisions for environmental remediation            4,700         4,354         9,450
  Amortization of intangible assets                  13,153        13,753        14,960
  Defined benefit pension plans net credit          (11,379)      (16,113)      (15,896)
  Net postretirement benefit plans expense            5,139         2,921         8,834
  Other                                              11,222        16,261         7,491
Change in current items-net:
  Increase in accounts receivable                   (11,606)      (19,500)      (30,185)
  Decrease (increase) in inventories                (28,748)      (19,553)       15,405
  Increase in accounts payable                        3,933        23,458        27,981
  Increase (decrease) in accrued taxes                  964        16,697        (7,968)
  Increase in accrued employee welfare costs          5,507        14,957         7,816
  Other current items                                22,882        13,946        (8,903)
Costs incurred for dispositions of operations        (6,949)       (5,767)      (10,366)
Other                                                (2,520)        4,528        (2,968)
- ---------------------------------------------------------------------------------------
     Net operating cash                             250,523       255,980       214,128
- ---------------------------------------------------------------------------------------
INVESTING
Capital expenditures                                (78,660)      (62,985)      (68,814)
Decrease (increase) in short-term investments        39,700       (36,689)       (3,011)
Acquisitions of assets                               (9,215)       (3,157)       (2,985)
Other                                                 6,347        (5,213)         (272)
- ---------------------------------------------------------------------------------------
     Net investing cash                             (41,828)     (108,044)      (75,082)
- ---------------------------------------------------------------------------------------
FINANCING
Payments of long-term debt                          (19,607)      (33,711)      (44,174)
Payments of cash dividends                          (48,363)      (44,373)      (38,759)
Proceeds from stock options exercised                 6,301         9,535        13,101
Purchases of stock for treasury                    (128,148)      (16,144)       (4,349)
Other                                                 2,445         2,148          (930)
- ---------------------------------------------------------------------------------------
     Net financing cash                            (187,372)      (82,545)      (75,111)
- ---------------------------------------------------------------------------------------
Net increase in cash and cash equivalents            21,323        65,391        63,935
Cash and cash equivalents at beginning of year      230,092       164,701       100,766
- ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $251,415      $230,092      $164,701
===========================================================================================
Taxes paid on income                               $132,573      $102,513      $ 89,297
Interest paid on debt                                 3,314         7,886         7,508
- ---------------------------------------------------------------------------------------

See notes to consolidated financial statements.


                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                             (Thousands of Dollars)

                                                                            Cumulative
                                     Common        Other      Retained      Translation  Treasury
                                      Stock       Capital     Earnings      Adjustment   Stock
- -------------------------------------------------------------------------------------------------
Balance at January 1, 1992           $ 98,483    $116,683    $  805,689     $(18,885)   $(134,007)
Treasury stock acquired                                                                      (678)
Stock issued                              891      18,218                                  (3,671)
Net income                                                       62,865
Cash dividends -- $.44 per share                                (38,759)
Increase in unfunded pension
  losses -- net of taxes                                           (944)
Current year translation adjustment                                              (38)
- -------------------------------------------------------------------------------------------------
Balance at December 31, 1992           99,374     134,901       828,851      (18,923)    (138,356)
Treasury stock acquired                                                                   (13,841)
Stock issued                              620      15,302                                  (2,303)
Net income                                                      165,227
Cash dividends -- $.50 per share                                (44,373)
Reduction in unfunded pension
  losses -- net of taxes                                          8,153
Current year translation adjustment                                           (1,461)
- -------------------------------------------------------------------------------------------------
Balance at December 31, 1993           99,994     150,203       957,858      (20,384)    (154,500)
Treasury stock acquired                                                                  (126,794)
Stock issued                              376       9,359                                  (1,354)
Net income                                                      186,571
Cash dividends -- $.56 per share                                (48,363)
Current year translation adjustment                                              378
- -------------------------------------------------------------------------------------------------
Balance at December 31, 1994         $100,370    $159,562    $1,096,066     $(20,006)   $(282,648)
=================================================================================================

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Thousands of Dollars Unless Otherwise Indicated)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include all significant controlled subsidiaries. Inter-company accounts and transactions have been eliminated.

Business segments. Business segment information appears on pages 1 through 6 of this report.

Foreign currency translation. All consolidated foreign operations use the local currency of the country of operation as the functional currency and translate the local currency asset and liability accounts at year-end exchange rates while income and expense accounts are translated at average exchange rates. The resulting translation adjustments are accumulated as a separate component of Shareholders' Equity titled "Cumulative foreign currency translation adjustment".

Cash flows. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property, plant and equipment. Property, plant and equipment is stated on the basis of cost. Depreciation is provided principally by the straight-line method. The major classes of assets and ranges of depreciation rates are as follows:

        Buildings                                  2% -  6 2/3%
        Machinery and equipment                    4% - 20%
        Furniture and fixtures                     5% - 20%
        Automobiles and trucks                    10% - 33 1/3%

Investment in Life Insurance. The Company invests in broad-based corporate owned life insurance. The cash surrender value of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

Intangibles. Intangible assets were $105,821, $115,765 and $128,222, net of accumulated amortization of $62,744, $49,562 and $35,986, at December 31, 1994, 1993 and 1992, respectively. These assets are amortized by the straight-line method over the expected period of benefit.

Technical expenditures. Total technical expenditures include research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $16,319, $17,190 and $15,661 for 1994, 1993 and 1992, respectively.

Net income per share. Net income per share was computed based on the average number of shares and share equivalents outstanding during the year. See computation on page 41 of this report.

Letters of credit. The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements, which expire in 1995, provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $20,091, $24,656 and $29,882 at December 31, 1994, 1993 and 1992,
respectively.

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

     Investments in Securities: The Company maintains certain long-term investments in a fund to provide for payment of health care benefits of certain qualified employees. These investments are classified as held-to-maturity securities with the related carrying amounts included in Other Assets. The estimated fair values of these securities, shown below, are based on quoted market prices.

                                                                       December 31,
    -----------------------------------------------------------------------------------------
                                                                 1994        1993        1992
    -----------------------------------------------------------------------------------------
    Carrying amount                                           $37,726     $38,064     $39,027
    Fair value                                                 37,668      43,235      45,847
    -----------------------------------------------------------------------------------------

     Long-term debt (including current portion): The fair values of the Company's publicly traded debentures, shown below, are based on quoted market prices. The fair values of the Company's non-traded debt, also shown below, are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                             December 31,
    ---------------------------------------------------------------------------------------------
                                            1994                 1993                 1992
    ---------------------------------------------------------------------------------------------
                                     CARRYING    FAIR     Carrying    Fair     Carrying    Fair
                                      AMOUNT     VALUE     Amount     Value     Amount     Value
    ---------------------------------------------------------------------------------------------
    Publicly traded debt              $16,077   $17,643   $29,235    $37,071   $49,260    $55,538
    Non-traded debt                     5,083     3,243    10,084      7,446    23,722     19,931
    ---------------------------------------------------------------------------------------------

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

          The fair values for the Company's off-balance-sheet instruments, shown below, are based on pricing models or formulas using current assumptions for comparable instruments. All fair value amounts shown represent a liability position at the respective date.

                                                                       December 31,
    -----------------------------------------------------------------------------------------
                                                                 1994        1993        1992
    -----------------------------------------------------------------------------------------
    Carrying amount                                           $ 1,802     $ 2,309     $ 2,773
    Fair value                                                  1,996       1,094       2,722
    Notional amount                                             9,446      35,009      85,421
    Number of agreements outstanding                                1           2           4
    -----------------------------------------------------------------------------------------

     Non-traded investments: It was not practicable to estimate the fair value of the Company's investment in certain non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts, included in other assets, of $18,829, $25,778 and $21,431 at December 31, 1994, 1993 and
     1992, respectively, represent the Company's best estimate of current economic values of these investments.

Reclassification. Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation.


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

                                                                 1994         1993         1992
- -----------------------------------------------------------------------------------------------
Percentage of total inventories on LIFO                            97%          97%          97%
Excess of FIFO and average cost over LIFO                     $80,199      $80,094      $83,505
Increase (decrease) in net income due to LIFO                     (68)       2,217         (174)
Increase in net income per share due to LIFO                       --          .02           --
- -----------------------------------------------------------------------------------------------

NOTE 3 -- OTHER COSTS AND EXPENSES

     A summary of significant items included in other costs and expenses is as follows:

                                                                 1994         1993         1992
- -----------------------------------------------------------------------------------------------
Dividend and royalty income                                   $(7,500)     $(5,445)     $(6,934)
Net expense of financing and investing activities              12,660        4,155        2,323
Provisions for environmental remediation                        4,700        4,354        9,450
Provisions for disposition and termination of operations
  (see Note 4)                                                  1,812        2,621        7,310
Miscellaneous                                                   3,748        1,594        1,772
- -----------------------------------------------------------------------------------------------
                                                              $15,420      $ 7,279      $13,921
===============================================================================================

     The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the premium associated with the retirement or acquisition of certain outstanding
9.875 percent debentures and, in 1994, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance.

     During the three years ended December 31, 1994, provisions for environmental remediation reflect the increased estimated costs of environmental remediation at operating facilities, idle facilities and Superfund sites.

NOTE 4 -- DISPOSITION AND TERMINATION OF OPERATIONS

     The Company is continually re-evaluating its operating facilities with regard to the long-term strategic goals established by management and the board of directors. Operating facilities which are not expected to contribute to the Company's future plans are closed or sold.

     At the time of the decision to close or sell a facility, a provision is made and the expense included in other costs and expenses to reduce property, plant and equipment to its estimated net realizable value. Similarly, provisions are made which reduce all other assets to their estimated net realizable values and provide for the estimated related costs of severance pay, environmental-related matters and other shutdown expenses and future operating losses to disposal date. The expenses associated with the related closing cost provisions are included in cost of goods sold. Adjustments to all previous accruals, as disposition occurs, are included in other costs and expenses. A portion of the ending accruals represents estimated expenditures for environmental-related matters which are anticipated to occur beyond one year. Accordingly, that portion of the ending accruals has been classified as a long-term liability (see Note 9) with the remaining amount included in other current liabilities.

     The provisions made in 1994 represent additional estimated environmental remediation costs for property adjacent to a site closing and the costs associated with closing certain warehouses which are to be replaced by larger, more efficient facilities during 1995. In 1993, provisions were made for the closing of certain warehouses, small manufacturing facilities and selected unprofitable retail paint stores as part of production and distribution consolidations. In 1992, the provisions represented primarily the estimated increased operational losses to disposal date of closed facilities.

     A summary of the financial data related to the closing or sale of the facilities is as follows:

                                                                 1994         1993         1992
- -----------------------------------------------------------------------------------------------
Beginning accruals -- January 1                               $45,060      $43,206      $45,837
Provisions included in cost of goods sold                      13,600        5,000          425
Provisions and adjustments to prior accruals included in
  costs and expenses -- other                                   1,812        2,621        7,310
- -----------------------------------------------------------------------------------------------
Total provision                                                15,412        7,621        7,735
Actual costs incurred                                          (6,949)      (5,767)     (10,366)
- -----------------------------------------------------------------------------------------------
Ending accruals -- December 31                                $53,523      $45,060      $43,206
===============================================================================================
Net after-tax provision                                       $10,018      $ 4,954      $ 5,105
Net after-tax provision per share                             $   .12      $   .05      $   .06
- -----------------------------------------------------------------------------------------------

NOTE 5 -- PENSION BENEFITS

     Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans. Defined benefit plans covering salaried employees provide benefits that are based primarily on years of service and employees' compensation. The defined benefit plan covering hourly employees generally provides benefits of stated amounts for each year of service. Multi-employer plans are primarily defined benefit plans which provide benefits of stated amounts for union employees. Plan assets consist primarily of cash, equity and fixed-income securities. There were 969,400 shares of the Company's stock included in these assets at December 31, 1994, 1993 and 1992, respectively.

     On December 31, 1993, the hourly defined benefit pension plan was merged with a frozen participation salaried defined benefit pension plan associated with previously discontinued operations. The plan assets of the resulting merged plan, known as the Employees' Retirement Plan, exceed the projected benefit obligation. The Company's funding policy for defined benefit pension plans is to fund at least the minimum annual contribution required by applicable regulations.

     Due to increased rates of high quality long-term investments, the assumed discount rate was changed December 31, 1994, decreasing the projected benefit obligation. The increased interest rates during 1994 negatively impacted the return on plan assets in the defined benefit pension trusts. The effect of the change in the assumed discount rate and the reduced earnings on plan assets resulted in a net increase in the unrecognized net loss which will be amortized beginning in 1995. Changes in the assumed discount rate and rate of return on plan assets at December 31, 1993 previously increased the unrecognized net loss whose 1994 amortization reduced the net pension credit.


     The net pension credit for defined benefit plans and its components was as follows:

                                                             1994           1993           1992
- -----------------------------------------------------------------------------------------------
Service cost                                            $   2,800      $   2,489      $   2,620
Interest cost                                               8,402          8,299          8,167
Actual return on plan assets                                7,418        (25,731)       (16,903)
Net amortization and deferral                             (29,999)        (1,170)        (9,780)
- -----------------------------------------------------------------------------------------------
Net pension credit                                      $ (11,379)     $ (16,113)     $ (15,896)
===============================================================================================

     Based on the latest actuarial information available, the following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets for the defined benefit pension plans:

                                                             1994           1993           1992
- -----------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                             $(103,860)     $(105,530)     $ (92,720)
  Accumulated benefit obligation                        $(105,480)     $(107,530)     $ (94,580)
  Projected benefit obligation                          $(111,650)     $(117,970)     $(102,480)
Plan assets at fair value:
     Salaried employees' plan(s)                        $ 196,911      $ 203,222      $ 219,391
     Employees' Retirement Plan                            80,930         89,854         55,588
- -----------------------------------------------------------------------------------------------
                                                          277,841        293,076        274,979
Plan assets in excess of (less than) projected
  benefit obligation:
     Salaried employees' plan(s)                          157,661        166,622        181,011
     Employees' Retirement Plan                             8,530          8,484         (8,512)
- -----------------------------------------------------------------------------------------------
                                                          166,191        175,106        172,499
Unrecognized net asset at January 1, 1986, net of
  amortization                                            (12,787)       (15,708)       (18,630)
Unrecognized prior service cost                               441          1,201            885
Unrecognized net loss                                      72,117         53,984         40,621
Adjustment required to recognize minimum liability
  for the Employees' Retirement Plan                                                    (13,515)
- -----------------------------------------------------------------------------------------------
Net pension assets                                      $ 225,962      $ 214,583      $ 181,860
===============================================================================================
Net pension assets recognized in the consolidated
  balance sheets:
     Deferred pension assets                            $ 225,962      $ 214,583      $ 189,974
     Minimum liability included in long-term
       liabilities                                                                       (6,489)
     Accrued pension liability included in current
       liabilities                                                                       (1,625)
- -----------------------------------------------------------------------------------------------
Net pension assets                                      $ 225,962      $ 214,583      $ 181,860
===============================================================================================
Assumptions used in determining actuarial present
  value of benefit obligations:
     Discount rate                                          8.25%          7.25%          8.50%
     Weighted-average rate of increase in future
       compensation levels                                  5.00%          5.00%          5.00%
     Long-term rate of return on plan assets                8.50%          8.50%         10.00%
- -----------------------------------------------------------------------------------------------

     The Company's annual contribution for its defined contribution pension plans, which is based on a level percentage of compensation for covered employees, offset the pension credit by $20,193 for

1994, $19,809 for 1993 and $17,110 for 1992. The cost of multiemployer and foreign plans charged to income was immaterial for the three years ended December 31, 1994.

NOTE 6 -- BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits under company-sponsored plans for active and retired employees. The health care plans are contributory and contain cost-sharing features such as deductibles and coinsurance. Certain provisions of the plans concerning deductibles, coinsurance and eligibility were amended as of January 1, 1993. There were 14,160, 13,883 and 13,741 active employees entitled to receive benefits under these plans as of December 31, 1994, 1993 and 1992, respectively. The cost of these benefits for active employees is recognized as claims are incurred and amounted to $32,694, $35,597 and $35,047 for 1994, 1993 and 1992, respectively. The Company has a fund to provide for payment of health care benefits of certain qualified employees. Distributions from the fund amounted to $4,662 in 1994, $5,719 in 1993 and $35,447 in 1992. The Company last contributed to the fund in 1992 and does not intend to make any further contributions.

     Substantially all employees of the Company who are not members of a collective bargaining unit are eligible for certain health care and life insurance benefits upon retirement. There were 4,093, 4,126 and 4,201 retired employees entitled to receive benefits as of December 31, 1994, 1993 and 1992, respectively. The health care and life insurance plan amendments decreased the accumulated postretirement benefit obligation resulting in a net prior service credit which was first amortized beginning in 1993. The plans are unfunded.

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

     The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 8.25%, 7.25% and 8.50% for 1994, 1993 and 1992, respectively. Due to the increased interest rates of high quality long-term investments, the assumed discount rate was changed December 31, 1994 decreasing the accumulated postretirement benefit obligation, the effect of which decreased the unrecognized net loss. The assumed weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) is 9.5 percent for 1995 and decreases gradually to 5.5 percent for 2003 and thereafter. The assumed health care cost trend rate was lowered one percentage point at December 31, 1993 for each year thereafter, which decreased the accumulated postretirement benefit obligation. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $12,174 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1994 by $1,064.


     Based on the latest actuarial information available, the following table sets forth the amounts recognized in the Company's consolidated balance sheets for postretirement benefits other than pensions:

                                                             1994           1993           1992
- -----------------------------------------------------------------------------------------------
Actuarial present value of accumulated
  postretirement benefit obligation:
     Retirees                                           $ (93,049)     $ (94,000)     $ (96,776)
     Fully eligible active participants                   (14,240)       (19,900)       (21,156)
     Other active participants                            (41,811)       (40,680)       (54,272)
- -----------------------------------------------------------------------------------------------
                                                         (149,100)      (154,580)      (172,204)
Effect of changes in the accumulated postretirement
  benefit obligation to be amortized over future
  years:
     Unrecognized prior service credit                    (26,961)       (29,655)
     Unrecognized net (gain) loss                          (4,203)         9,110
- -----------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability          $(180,264)     $(175,125)     $(172,204)
===============================================================================================
Accrued postretirement benefit liabilities
  recognized in the consolidated balance sheets:
     Amount included in current liabilities             $  (8,150)     $  (9,100)     $  (9,100)
     Amount of long-term postretirement benefits
       other than pensions                               (172,114)      (166,025)      (163,104)
- -----------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability          $(180,264)     $(175,125)     $(172,204)
===============================================================================================
The expense for postretirement benefit plans and
  its components was as follows:
     Service cost                                       $   3,112      $   2,450      $   3,938
     Interest cost                                         11,459         11,420         13,886
     Net amortization of unrecognized prior service
       credit                                              (2,693)        (2,693)
     Net amortization and deferral                             61
- -----------------------------------------------------------------------------------------------
Net postretirement benefit expense                      $  11,939      $  11,177      $  17,824
===============================================================================================

NOTE 7 -- LONG-TERM DEBT
                                              Sinking Fund/Interim Payments                     Amount Outstanding
                                        ------------------------------------------    ---------------------------------------
                                        Due Date     Amount          Commence             1994          1993         1992
- -----------------------------------------------------------------------------------------------------------------------------
9.875% Debentures                         2016       $5,000            2007            $15,900       $29,000      $49,000
8% to 12% Mortgage Notes secured by      Through     Varies     Payable currently        3,365         4,418        6,114
  certain land and buildings and          2005
  other
8.5% Promissory Note                      2004       Varies            1996              1,000
Floating Rate Broward County                                                                           3,994        4,374
  Industrial Revenue Bond
6.25% Convertible Subordinated            1995                                                           235          260
  Debentures (Convertible into
  common stock at $2.875 a share)
Other Obligations                                                                          200           254          331
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                       $20,465       $37,901      $60,079
=============================================================================================================================

     Maturities of long-term debt are as follows for the next five years: $926 in 1995; $755 in 1996; $662 in 1997; $467 in 1998; and $506 in 1999.

     Interest expense on long-term debt amounted to $2,768, $6,136 and $7,438 for 1994, 1993 and 1992, respectively. There were no interest charges capitalized during the periods presented.

     The Company had the following financing arrangements available, however there were no outstanding borrowings at December 31, 1994.

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

NOTE 8 -- LEASES

     The Company leases stores, warehouses, office space and equipment. Renewal options are available on the majority of leases and, under certain conditions, options exist to purchase some properties. Rental expense for operating leases was $93,637, $91,672 and $86,944 for 1994, 1993 and 1992, respectively. Certain store leases require the payment of contingent rentals based on sales in excess of specified minimums. Contingent rentals included in rent expense were $8,985 in 1994, $9,234 in 1993 and $8,215 in 1992. Certain properties are subleased with various expiration dates. Rental income, as lessor, from real estate leasing activities and sublease rental income for all years presented was not significant.

     Following is a schedule, by year and in the aggregate, of future minimum lease payments under noncancellable operating leases having initial or remaining terms in excess of one year at December 31, 1994:

               1995                                                   $ 73,435
               1996                                                     61,982
               1997                                                     49,003
               1998                                                     36,250
               1999                                                     24,925
               Later years                                              57,891
                                                                      --------
               Total minimum lease payments                           $303,486
                                                                      ========

NOTE 9 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                          1994           1993           1992
- --------------------------------------------------------------------------------------------
Environmental-related                                 $ 71,049       $ 65,755       $ 53,252
Other                                                   48,011         58,212         57,450
- --------------------------------------------------------------------------------------------
                                                      $119,060       $123,967       $110,702
============================================================================================

     The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former sites. Also, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the remediation of hazardous waste at a number of third-party sites, primarily Superfund sites. In general, these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. The Company provides for its estimated potential liability for investigation and remediation costs with respect to such third-party sites.

     The Company initially provides for the estimated cost of certain environmental-related activities relating to its current, former and third-party sites when minimum costs can be reasonably estimated. These estimates are determined based on currently-available facts regarding each site. If the best estimate of costs can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of these matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

     In addition to the long-term portion of environmental-related accruals shown above, current accruals for certain environmental-related liabilities associated with the disposition and termination of operations (see Note 4) and those associated with other current, former and third-party sites are included in other accruals in current liabilities on the balance sheet.


NOTE 10 -- CAPITAL STOCK

                                                                    Shares        Shares
                                                                 in Treasury   Outstanding
- -------------------------------------------------------------------------------------------
Balance at January 1, 1992                                        10,839,716    87,643,066
Stock issued upon:
  Exercise of stock options                                          128,463       768,833
  Conversion of 6.25% Convertible Subordinated Debentures                           10,085
Cancellation of restricted stock grants                                            (16,000)
Treasury stock acquired                                               25,078       (25,078)
- -------------------------------------------------------------------------------------------
Balance at December 31, 1992                                      10,993,257    88,380,906
Stock issued upon:
  Exercise of stock options                                           73,224       462,736
  Conversion of 6.25% Convertible Subordinated Debentures                            8,695
  Restricted stock grants                                                           75,500
Treasury stock acquired                                              421,500      (421,500)
- -------------------------------------------------------------------------------------------
Balance at December 31, 1993                                      11,487,981    88,506,337
Stock issued upon:
  Exercise of stock options                                           42,292       319,124
  Conversion of 6.25% Convertible Subordinated Debentures                           20,169
Cancellation of restricted stock grants                                             (6,000)
Treasury stock acquired                                            4,013,800    (4,013,800)
- -------------------------------------------------------------------------------------------
Balance at December 31, 1994                                      15,544,073    84,825,830
==========================================================================================

     An aggregate of 5,663,772, 4,087,364 and 4,707,520 shares of stock at December 31, 1994, 1993 and 1992, respectively, were reserved for conversion of convertible subordinated debentures, and exercise and future grants of stock options. At December 31, 1994, there were 300,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance.

     The Company has a shareholders' rights plan which designates 1,000,000 shares of the authorized serial preferred stock as cumulative redeemable serial preferred stock which may be issued if the Company becomes the target of coercive and unfair takeover tactics.

NOTE 11 -- STOCK PURCHASE PLAN

     As of December 31, 1994, 10,918 employees participated through regular payroll deductions in the Company's Employee Stock Purchase and Savings Plan. The Company's contribution charged to income amounted to $22,242, $20,658 and $17,321 for 1994, 1993 and 1992, respectively. Additionally, the Company made contributions on behalf of participating employees, which represent salary reductions for income tax purposes, amounting to $11,456 in 1994, $10,335 in 1993 and $8,646 in 1992.

     At December 31, 1994, there were 12,848,911 shares of the Company's stock being held by this plan, representing 15.2 percent of the total number of shares outstanding. Shares of company stock credited to each member's account under the plan are voted by the trustee under confidential instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.

NOTE 12 -- STOCK PLAN

     The Company's stock plan permits the granting of stock options, stock appreciation rights and restricted stock to eligible employees. The 1994 Stock Plan succeeded the 1984 Stock Plan which expired on February 15, 1994. Although no further grants may be made under the 1984 Stock Plan, all rights granted under such plan remain. The 1994 Stock Plan authorized an additional 2,000,000 shares to be added to authorized shares of the 1984 Stock Plan which were not granted as of the 1984 Stock Plan's expiration date. Non-qualified and incentive stock options have been granted to certain officers and key employees under the plans at prices not less than fair market value of the shares, as defined by the plans, at the date of grant. The options generally become exercisable to the extent of one-third of the optioned shares for each full year of employment following the date of grant and generally expire ten years after the date of grant.

     Restricted stock grants, with an outstanding balance of 218,000 shares at December 31, 1994, were awarded to certain officers and key employees which require four years of continuous employment from the date of grant before receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. Unamortized deferred compensation expense with respect to the restricted stock amounted to $1,612 at December 31, 1994, $3,760 at December 31, 1993 and $3,456 at December 31, 1992 and is being amortized over the four-year vesting period. Deferred compensation expense aggregated $1,416, $3,271 and $1,366 in 1994, 1993 and 1992, respectively. No stock appreciation rights have been granted.

                                           1994                              1993                           1992
- ---------------------------------------------------------------------------------------------------------------------------
                                                  PRICE                            Price                          Price
                                SHARES            RANGE            Shares          Range          Shares          Range
- ---------------------------------------------------------------------------------------------------------------------------
Stock Options:
Outstanding beginning
  of year                      2,671,545    $ 7.72-$35.88         2,944,255    $ 7.72-$28.88     3,569,190    $ 6.63-$25.13
Granted                          334,400     32.19- 35.06           327,000     30.75- 35.88       383,000     27.25- 28.88
Exercised                       (361,416)     7.72- 31.63          (535,960)     9.22- 28.38      (897,296)     6.63- 20.44
Canceled                         (38,070)    12.56- 33.25           (63,750)    10.94- 30.75      (110,639)    10.94- 28.38
- ---------------------------------------------------------------------------------------------------------------------------
Outstanding end of year        2,606,459    $10.94-$35.88         2,671,545    $ 7.72-$35.88     2,944,255    $ 7.72-$28.88
- ---------------------------------------------------------------------------------------------------------------------------
Exercisable                    1,969,569                          1,579,103                      1,254,890
Reserved for future grants     2,995,630                          1,333,963                      1,672,713
- ---------------------------------------------------------------------------------------------------------------------------

NOTE 13 -- INCOME TAXES

     During 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect. As of January 1, 1992, the Company recognized a one-time benefit to consolidated income of $18,057 ($.20 per share) from the change in accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994, 1993 and 1992 are as follows:

                                                               1994          1993          1992
- -----------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                          $ 23,829       $30,580       $32,833
     Deferred employee benefit items                         26,494        24,109        19,140
- -----------------------------------------------------------------------------------------------
       Total deferred tax liabilities                      $ 50,323       $54,689       $51,973
===============================================================================================
Deferred tax assets:
     Dispositions, terminations and other similar items    $ 36,076       $30,044       $28,341
     Other items                                             77,013        65,721        46,325
- -----------------------------------------------------------------------------------------------
       Total deferred tax assets                           $113,089       $95,765       $74,666
===============================================================================================

     Significant components of the provisions for income taxes are as follows:

                                                               1994         1993        1992
- --------------------------------------------------------------------------------------------
Current:
  Federal                                                  $106,132     $100,121     $72,116
  Foreign                                                     1,775        1,483       1,732
  State and Local                                            22,364       19,406      12,712
- --------------------------------------------------------------------------------------------
     Total Current                                          130,271      121,010      86,560
Deferred:
  Federal                                                   (15,465)     (18,467)     (4,490)
  Foreign
  State and Local                                            (2,864)      (3,406)       (712)
- --------------------------------------------------------------------------------------------
     Total Deferred                                         (18,329)     (21,873)     (5,202)
- --------------------------------------------------------------------------------------------
Total income tax expense                                   $111,942     $ 99,137     $81,358
============================================================================================

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                               1994        1993          1992
- ---------------------------------------------------------------------------------------------
Statutory tax rate                                             35.0%       35.0%         34.0%
  Effect of:
     State and local taxes                                      4.2         3.9           3.5
     Investment vehicles                                       (2.0)       (1.1)         (0.6)
     Other, net                                                 0.3        (0.3)         (0.9)
- ---------------------------------------------------------------------------------------------
Effective tax rate                                             37.5%       37.5%         36.0%
=============================================================================================

     It is the Company's intention to reinvest undistributed earnings of foreign subsidiaries; accordingly, no deferred income taxes have been provided thereon. At December 31, 1994, such undistributed earnings amounted to $3,941.


NOTE 14 -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                              NET
                                     NET          GROSS         NET         INCOME
                      QUARTER       SALES        PROFIT        INCOME      PER SHARE
- ------------------------------------------------------------------------------------
1994                    1ST       $ 639,157     $ 261,890     $ 15,508       $.17
                        2ND         880,531       378,775       69,155        .80
                        3RD         876,743       377,529       71,229        .83
                        4TH         703,638       309,204       30,679        .36
- ------------------------------------------------------------------------------------
1993                    1st       $ 618,289     $ 249,561     $ 13,810       $.15
                        2nd         824,162       344,240       60,613        .68
                        3rd         838,824       361,516       64,372        .72
                        4th         668,028       297,027       26,432        .30
- ------------------------------------------------------------------------------------

1994

     Net income for the fourth quarter was reduced $809 ($.01 per share) due to certain year-end adjustments. A net decrease in cost of goods sold resulted from physical inventory adjustments of $19,017 ($12,361 after-tax, $.14 per share) which were partially offset by certain provisions for the disposition and termination of operations of $13,600 ($8,840 after-tax, $.10 per share). A net increase in administrative expenses due to other year-end adjustments of $2,150 ($1,398 after-tax, $.01 per share) and in other costs and expenses due to the remaining provisions for the disposition and termination of operations of $1,812 ($1,178 after-tax, $.02 per share) and provisions for environmental remediation at certain sites of $2,700 ($1,755 after-tax, $.02 per share) more than offset the gain in cost of goods sold.

1993

     Fourth quarter adjustments reduced net income by $1,219 ($.01 per share). The effect on net income was due to a year-end decrease in cost of goods sold for adjustments of inventory quantities and prior quarters' LIFO expense of $15,547 ($.17 per share) primarily offset by increases in administrative and other costs and expenses by provisions for the disposition and termination of certain operations of $4,954 ($.05 per share), provisions for environmental remediation at certain sites of $2,830 ($.03 per share), and other year-end adjustments of $8,983 ($.10 per share).


VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

     Changes in the allowance for doubtful accounts are as follows:

                                                               1994          1993          1992
- -----------------------------------------------------------------------------------------------
Beginning balance                                           $ 8,589       $ 1,983       $ 2,573
Bad debt expense                                             11,801        16,514         9,905
Net uncollectible accounts written off                       (9,570)       (9,908)      (10,495)
- -----------------------------------------------------------------------------------------------
Ending balance                                             $ 10,820       $ 8,589       $ 1,983
===============================================================================================

     Activity related to other assets:

                                                               1994          1993          1992
- -----------------------------------------------------------------------------------------------
Beginning balance                                           $54,079       $40,124       $24,403
Charges to expense                                           20,850        13,785        15,028
Other additions                                               5,924           170           693
- -----------------------------------------------------------------------------------------------
Ending balance                                              $80,853       $54,079       $40,124
===============================================================================================

     Charges to expense consist primarily of amortization of intangibles and, in 1994, adjustments to reduce certain assets to their estimated net realizable values. Other additions consist primarily of actual costs incurred and balance sheet reclassifications.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, and State of Ohio, on the 15th day of March, 1995.

THE SHERWIN-WILLIAMS COMPANY

By:      /s/   L. E. STELLATO
    ------------------------------------
         L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 15, 1995.

          SIGNATURE
- ----------------------------

     J. G. BREEN                 Chairman and Chief Executive Officer,
- ----------------------------         Director
     J. G. Breen

     T. A. COMMES                President and Chief Operating Officer,
- ----------------------------         Director
     T. A. Commes

     L. J. PITORAK               Senior Vice President -- Finance,
- ----------------------------         Treasurer and Chief Financial Officer
     L. J. Pitorak

     J. L. AULT                  Vice President -- Corporate Controller
- ----------------------------
     J. L. Ault

     J. M. BIGGAR                Director
- ----------------------------
     J.M. Biggar

     L. CARTER                   Director
- ----------------------------
     L. Carter

     D. E. EVANS                 Director
- ----------------------------
     D. E. Evans

     R. W. MAHONEY               Director
- ----------------------------
     R. W. Mahoney

     W. G. MITCHELL              Director
- ----------------------------
     W. G. Mitchell

     A. M. MIXON, III            Director
- ----------------------------
     A. M. Mixon, III

     H. O. PETRAUSKAS            Director
- ----------------------------
     H. O. Petrauskas

          SIGNATURE
- ----------------------------

     R. E. SCHEY                 Director
- ----------------------------
     R. E. Schey

     R. K. SMUCKER               Director
- ----------------------------
     R. K. Smucker

     The undersigned, by signing his name hereto, does sign this report on behalf of the designated Officers and Directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such Officer and Director.

By:       /s/ L. E. STELLATO                       March 15, 1995
    --------------------------------
    L. E. Stellato, Attorney-in-fact

EXHIBIT INDEX

  2.        Not applicable.
  3.   (a)  Amended Articles of Incorporation, as amended April 28, 1993, filed as Exhibit
            4(a) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.
       (b)  Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit
            4(b) to Post-Effective Amendment No. 1, dated April 29, 1988, to Form S-8
            Registration Statement Number 2-91401, and incorporated herein by reference.
  4.   (a)  Indenture between the Company and Chemical Bank, as Trustee, dated June 15, 1988, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-22705, dated
            June 24, 1988, and incorporated herein by reference.
       (b)  Revolving Credit Agreement, by and among the Company and several banking institutions, as amended and restated, effective December 15, 1993 and filed as
            Exhibit 4(f) to Form S-8 Registration Statement No. 33-52227 dated February 10,
            1994, and incorporated herein by reference.
       (c)  Indenture between Sherwin-Williams Development Corporation, as issuer, the
            Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June
            15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number
            33-6626, dated June 20, 1986, and incorporated herein by reference.
       (d)  Indenture between the Company and Central National Bank, dated March 1, 1970, filed as Exhibit 4 to Form S-7 Registration Statement Number 2-36240, and
            incorporated herein by reference.
       (e)  Indenture between the Company and The Cleveland Trust Company, as Trustee, dated
            April 17, 1967, filed as Exhibit 2(a) to Amendment No. 1, dated April 18, 1967, to Form S-9 Registration Statement Number 2-26295, and incorporated herein by reference.
       (f)  Rights Agreement between the Company and Ameritrust Company National Association,
            dated January 25, 1989, filed as Exhibit 2.1 to Form 8-A, dated January 26, 1989, and incorporated herein by reference.
  9.        Not applicable.
 10.  *(a)  Form of Director and Officer Indemnification Agreement filed as Exhibit 28(a) to
            Form S-3 Registration Statement Number 33-22705 dated June 24, 1988, and incorporated herein by reference.
      *(b)  Employment Agreements filed as Exhibit 28(b) to Form S-3 Registration Statement
            Number 33-22705 dated June 24, 1988, and incorporated herein by reference.
      *(c)  Form of Severance Pay Agreements filed as Exhibit 10(c) to Form 10-K dated March
            13, 1990, and incorporated herein by reference.
      *(d)  The Sherwin-Williams Company Deferred Compensation Savings Plan filed as Exhibit
            10(d) to Form 10-K dated March 13, 1992, and incorporated herein by reference.
      *(e)  The Sherwin-Williams Company Key Management Deferred Compensation Plan filed as
            Exhibit 28(e) to Form S-3 Registration Statement Number 33-22705 dated June 24,
            1988, and incorporated herein by reference.
       (f)  Asset Purchase Agreement, dated July 17, 1990, as amended, between the Company and DeSoto, Inc., for the purchase of certain assets of DeSoto, Inc.'s U.S.
            Consumer Paint Business filed as Exhibit 10(g) to Form 10-K dated March 15, 1991, and incorporated herein by reference.
      *(g)  Form of Executive Disability Income Plan filed as Exhibit 10(g) to Form 10-K dated March 13, 1992, and incorporated herein by reference.
      *(h)  Form of Executive Life Insurance Plan filed as Exhibit 10(h) to Form 10-K dated
            March 13, 1992, and incorporated herein by reference.

      *(i)  Form of Directors' Deferred Fee Plan filed as Exhibit 10(i) to Form 10-K dated
            March 13, 1992, and incorporated herein by reference.
       (j)  License Agreement, dated February 1, 1991, as amended, between the Company and
            SWIMC, Inc. filed as Exhibit 10(j) to Form 10-K dated March 15, 1993, and incorporated herein by reference.
       (k)  License Agreement, dated February 1, 1991, as amended, between the Company and
            DIMC, Inc. filed as Exhibit 10(k) to Form 10-K dated March 15, 1993, and incorporated herein by reference.
      *(l)  Form of The Sherwin-Williams Company Management Compensation Program (filed herewith).
      *(m)  The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 27, 1994, filed as Exhibit 4(d) to Form S-8
            Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.
 11.        Computation of Net Income Per Share -- Page 41.
 12.        Not applicable.
 13.        Not applicable.
 16.        Not applicable.
 18.        Not applicable.
 21.        Subsidiaries -- Page 42.
 22.        Not applicable.
 23.        Consent of Independent Auditors -- Page 43.
 24.        Powers of Attorney (filed herewith).
 27.        Financial Data Schedule.
 28.        Not applicable.
 99.        Not applicable.

  *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.