Form 10-Q
period 1995-03-31
SHERWIN WILLIAMS CO
filed 1995-05-05
CIK 89800

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended March 31, 1995
                     --------------

                                       or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
For the transition period from ------------------- to ---------------------



Commission file number 1-4851
                       ------


                         THE SHERWIN-WILLIAMS COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                OHIO                                    34-0526850
- ------------------------------------       ------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


101 Prospect Avenue, N.W.,  Cleveland, Ohio               44115-1075
- -------------------------------------------       ---------------------------
  (Address of principal executive offices)                (Zip Code)


                                (216) 566-2000
- -------------------------------------------------------------------------------
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

Common Stock, $1.00 Par Value -- 85,154,748 shares as of April 30, 1995.
                                 ----------

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of Dollars, except per share data.



                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1995             1994
- --------------------------------------------------------------------------------
Net sales                                           $   716,796     $   639,157

Cost and expenses:
  Cost of goods sold                                    424,237         377,267
  Selling, general and administrative expenses          264,625         237,882
  Interest expense                                          647             987
  Interest and net investment income                     (2,584)         (1,818)
  Other                                                     135            (378)
- --------------------------------------------------------------------------------
                                                        687,060         613,940
- --------------------------------------------------------------------------------

Income before taxes                                      29,736          25,217

Income taxes                                             11,003           9,709
- --------------------------------------------------------------------------------

Net income                                          $    18,733     $    15,508
================================================================================

Net income per share                                $      0.22     $      0.17
================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars.

                                                                           MARCH 31,            Dec. 31,           March 31,
                                                                             1995                 1994               1994
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                $  137,995          $  251,415          $  115,880
  Short-term investments                                                            0                   0              18,000
  Accounts receivable, less allowance                                         378,346             310,984             346,507
  Inventories:
    Finished goods                                                            452,272             396,299             415,083
    Work in process and raw materials                                          66,823              62,921              60,115
- ------------------------------------------------------------------------------------------------------------------------------
                                                                              519,095             459,220             475,198
  Other current assets                                                        173,217             167,005             167,345
- ------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                  1,208,653           1,188,624           1,122,930

Deferred pension assets                                                       227,714             225,962             217,602
Other assets                                                                  151,960             138,243             157,807

Property, plant and equipment                                                 913,318             892,553             855,490
  Less allowances for depreciation and
    amortization                                                              498,706             483,351             457,565
- ------------------------------------------------------------------------------------------------------------------------------
                                                                              414,612             409,202             397,925
- ------------------------------------------------------------------------------------------------------------------------------
Total assets                                                               $2,002,939          $1,962,031          $1,896,264
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                         $  301,087          $  258,930          $  248,896
  Compensation and taxes withheld                                              58,883              79,110              53,431
  Other accruals                                                              254,829             218,240             231,342
  Accrued taxes                                                                36,577              40,768              35,512
- ------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                               651,376             597,048             569,181

Long-term debt                                                                 20,752              20,465              36,713
Postretirement benefits other than pensions                                   173,164             172,114             166,625
Other long-term liabilities                                                    96,049             119,060             108,150

Shareholders' equity
  Common stock - $1.00 par value:
    85,119,519, 84,825,830 and 87,917,714
    shares outstanding at March 31, 1995,
    December 31, 1994 and March 31, 1994,
    respectively                                                              100,698             100,370             100,113
  Other capital                                                               163,303             159,562             152,603
  Retained earnings                                                         1,101,191           1,096,066             961,076
  Cumulative foreign currency translation
    adjustment                                                                (19,794)            (20,006)            (20,635)
  Treasury stock, at cost                                                    (283,800)           (282,648)           (177,562)
- ------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  1,061,598           1,053,344           1,015,595
- ------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $2,002,939          $1,962,031          $1,896,264
==============================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of Dollars



                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1995             1994
- --------------------------------------------------------------------------------
OPERATIONS
Net income                                          $    18,733     $    15,508
Non-cash adjustments:
  Depreciation and amortization                          15,039          14,110
  Amortization of intangible assets                       3,475           3,228
  Increase in deferred pension assets                    (1,752)         (3,019)
  Other                                                   7,465           2,450
Change in current assets and liabilities-net            (99,457)       (106,251)
Other                                                    (4,249)         (1,264)
- --------------------------------------------------------------------------------

Net operating cash                                      (60,746)        (75,238)

INVESTING
Capital expenditures                                    (22,097)        (17,971)
Short-term investments                                        0          21,700
Acquisition of assets                                    (7,935)           (525)
Other                                                   (11,183)         (6,885)
- --------------------------------------------------------------------------------

Net investing cash                                      (41,215)         (3,681)

FINANCING
Payments of cash dividends                              (13,610)        (12,291)
Treasury stock acquired                                  (1,152)        (23,062)
Proceeds from stock options exercised                     3,143           1,894
Other                                                       160          (1,834)
- --------------------------------------------------------------------------------

Net financing cash                                      (11,459)        (35,293)
- --------------------------------------------------------------------------------

Net decrease in cash and cash equivalents              (113,420)       (114,212)
Cash and cash equivalents at beginning of year          251,415         230,092
- --------------------------------------------------------------------------------

Cash and cash equivalents at end of quarter         $   137,995     $   115,880
================================================================================

Taxes paid on income                                $    14,604     $    16,461
Interest paid on debt                                       335             550



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 1995 and 1994

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.

NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 1995 and 1994 were $.16 per share and $.14 per share, respectively.

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

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                                                                   Three months ended
                                                                                -------------------------
                Thousands of dollars.                                           MARCH 31,       March 31,
                                                                                  1995            1994
                                                                                ---------       ---------
        Dividend and royalty income                                              $  6,547        $  1,512
        Net expense of financing and
             investing activities                                                  (1,704)           (447)
        Provisions for environmental remediation                                   (3,000)
        Provisions for disposition and termination of operations                   (1,500)

The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds and the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance.

NOTE E--RECLASSIFICATION

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1994 presentation.

NOTE F--COMPUTATION OF NET INCOME PER SHARE

                                                                   Three months ended
                                                                -------------------------
Thousands of dollars, except per share data.                    MARCH 31,       March 31,
                                                                  1995            1994
                                                               ----------      ----------
Fully Diluted
     Average shares outstanding                                85,057,930      88,323,196
     Options - treasury stock method                              532,865         661,660
     Assumed conversion of 6.25% convertible
          subordinated debentures                                  15,884          78,957
                                                               ----------      ----------
     Average fully diluted shares                              85,606,679      89,063,813
                                                               ==========      ==========

     Net income                                             $      18,733   $      15,508
     Add 6.25% Convertible Subordinated Debentures
          interest-net of tax                                                           3
                                                               ----------      ----------

     Net income applicable to fully diluted shares          $      18,733   $      15,511
                                                               ==========      ==========

     Net income per share                                   $        0.22   $        0.17
                                                               ==========      ==========

Primary
     Average shares outstanding                                85,057,930      88,323,196
     Options - treasury stock method                              527,925         654,857
                                                               ----------      ----------
     Average shares and equivalents                            85,585,855      88,978,053
                                                               ==========      ==========

     Net income                                             $      18,733   $      15,508
                                                               ==========      ==========

     Net income per share                                   $        0.22   $        0.17
                                                               ==========      ==========




All 6.25% Convertible Subordinated Debentures outstanding at December 31, 1994 were converted to common stock during the first quarter of 1995 without incurring further interest.

NOTE G--BUSINESS SEGMENTS

Net External Sales/Operating Profit (Loss)
- ------------------------------------------


                                                            Three months ended March 31,
                                           ----------------------------------------------------------
Thousands of dollars.                                 1995                            1994
                                           -------------------------        -------------------------
                                              NET         OPERATING            Net         Operating
                                            EXTERNAL       PROFIT            External       Profit
                                             SALES         (LOSS)             Sales         (Loss)
                                           ----------    -----------        ----------    -----------
Paint Stores                               $  444,031    $       725        $  391,891    $      (942)

Coatings                                      269,338         37,913           243,757         35,416

Other                                           3,427          2,784             3,509          1,468
                                           ----------    -----------        ----------    -----------

     Segment totals                        $  716,796         41,422        $  639,157         35,942
                                           ==========                       ==========

Corporate expenses - net                                     (11,686)                         (10,725)
                                                         -----------                      -----------

Income before income taxes                               $    29,736                      $    25,217
                                                         ===========                      ===========
=====================================================================================================

Intersegment Transfers
- ----------------------


                                                         Three months ended March 31,
                                                         -----------------------------
Thousands of dollars.                                       1995               1994
                                                         -----------        ----------
     Coatings                                            $   150,022        $  143,827
     Other                                                     4,466             4,265
                                                         -----------        ----------

          Segment totals                                 $   154,488        $  148,092
                                                         ===========        ==========
=====================================================================================================


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

                     ITEM 2. MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Consolidated net sales increased to $716,796,000 during the first quarter of 1995, improving 12.1 percent over last year. Sales in all operating regions of the Paint Stores Segment exceeded last year, leading to an overall increase of
13.3 percent for this Segment in the first quarter. Sales to wholesale customers, which include professional, contractor, industrial and commercial maintenance accounts, remained strong. Sales in the Coatings Segment increased
10.5 percent over last year. Improvements were generated from increased volume related to new business obtained during 1994, as well as sales increases in the automotive branches and several specialty product lines. Revenue generated by real estate operations in the Other Segment decreased 2.3 percent from 1994.

Consolidated gross profit as a percent of sales decreased in the quarter to
40.8 percent from last year's 41.0 percent. Margins in the Paint Stores Segment decreased from last year due to difficulties in implementing selling price increases. The Coatings Segment's gross margins increased over 1994's first quarter primarily due to successful implementation of selective selling price increases combined with the realization of manufacturing efficiencies, which lessened the effect of increased raw materials costs.

Consolidated selling, general and administrative expenses as a percent of sales for the first quarter were lower than last year. The Paint Stores Segment's SG&A percentage was favorable to last year due to the increased sales combined with lower-than-planned spending. In the Coatings Segment, SG&A expenses as a percent of sales were higher than last year due primarily to increased market penetration costs incurred by the Consumer Brands Division in pursuit of new business, offset somewhat by lower-than-planned spending in the Specialty and Automotive Divisions.

Interest expense decreased by 34.5 percent from the first quarter of 1994 due to the normal maturities of long-term debt and the acquisition of certain outstanding long-term 9.875% debentures during the second quarter of 1994. Net investment income was above last year primarily due to increased yields.

Royalty income increased significantly over the first quarter of 1994 due to the receipt of a dividend from an unconsolidated subsidiary. This was offset, however, by an increase in the net expense of financing and investing activities, as well as increased provisions for disposition and termination of operations and for environmental remediation.

Net income for the first quarter of 1995 increased to $18,733,000 or $.22 per share from $15,508,000 or $.17 per share in 1994. The increase in earnings per share was partially due to a lower number of average shares outstanding caused by significant treasury stock purchases made during 1994.


FINANCIAL CONDITION
- -------------------

The Company remains in a strong financial position at the end of the first quarter of 1995. Working capital as a percent of sales decreased to 18.8 percent from 19.3 percent last year. Cash and cash equivalents decreased $113.4 million since year end due primarily to capital expenditures of $22.1 million, cash dividends of $13.6 million and normal operating needs for seasonally higher accounts receivable and inventories. A decrease in the current ratio to
1.86 from 1.97 at March 31, 1994 occurred primarily due to an increase in accounts payable and other accruals.

Since March 31, 1994, cash and cash equivalents increased $22.1 million, primarily due to cash generated by operations of $265 million offset by treasury stock acquisitions of $106.2 million, capital expenditures of $82.8 million, payments of cash dividends totaling $49.7 million, a reduction in long-term debt of $19.2 million, acquisitions of assets of $16.6 million and normal working capital needs. Short-term borrowings were not utilized during the first quarter of 1995. The Company believes that sufficient cash flows should be generated from operations to remain in an investment position for the remainder of 1995.

Capital expenditures during the first quarter of 1995 represented primarily the cost of remerchandising, remodeling or relocating paint stores, the construction or expansion of distribution centers and the continued upgrade at manufacturing and research facilities. We do not anticipate the need for any external financing to support our capital programs.

During the first quarter of 1995, approximately 34,700 shares of our own stock were received in exchange from the exercise of stock options. We did not acquire any of our own stock through open market purchases during this time period. We acquire our own stock from time to time for general corporate purposes and, depending upon our cash position and market conditions, we may acquire shares of our own stock in the future.

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

The operations of the Company, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on the Company for past operations which were conducted utilizing practices and procedures that were considered acceptable under the laws and regulations existing at that time. The Company expects the environmental laws and regulations to impose increasingly stringent requirements upon the Company and our industry in the future. The Company believes it conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and ensure continued compliance.

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

Although the Company continuously assesses its potential liability for remediation activities with respect to its past operations and third-party sites, any potential liability ultimately determined to be attributable to the Company is subject to a number of uncertainties including, among others, the number of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, and the method and extent of remediation. The Company has accrued for certain environmental remediation activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. These environmental-related accruals are adjusted as information becomes available upon which more accurate costs can be reasonably estimated. In the opinion of the Company's management, any potential liability ultimately attributed to the Company for its environmental-related matters will not have a material adverse effect on the Company's financial condition, liquidity or cash flow.

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)     Exhibits



                (11) Computation of Net Income Per Share - See Note F to Condensed Consolidated Financial Statements (Unaudited).



                (27)    Financial Data Schedule for the period ended March 31,
                        1995.



        (b)     Reports on Form 8-K



                None.




                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE SHERWIN-WILLIAMS COMPANY


May 5, 1995                         By:     /s/ J.L. Ault
                                            --------------------------------
                                            J.L. Ault
                                            Vice President-
                                            Corporate Controller


May 5, 1995                         By:     /s/ L.E. Stellato
                                            --------------------------------
                                            L.E. Stellato
                                            Vice President, General
                                            Counsel and Secretary