Form 10-Q
period 1995-06-30
SHERWIN WILLIAMS CO
filed 1995-08-11
CIK 89800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

        [ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 For the Period Ended June 30, 1995

                                      or

        [   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 For the transition period
        from                 to
            -----------------  -----------------


Commission file number 1-4851



                          THE SHERWIN-WILLIAMS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          OHIO                                            34-0526850
- --------------------------------                  ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                     44115-1075
- ------------------------------------------                    --------------
(Address of principal executive offices)                       (Zip Code)



                                 (216) 566-2000
- --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)



Indicate by  check mark  whether the  registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                   ------    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value -- 85,265,195 shares as of July 31, 1995.

                                                  PART I.  FINANCIAL INFORMATION

                                                   Item 1.  Financial Statements


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data
                                                 Three months ended June 30,       Six months ended June 30,
                                                 ---------------------------       -------------------------
                                                  1995             1994               1995         1994
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                      $904,729           $880,531         $1,621,525    $1,519,688

Costs and expenses:
  Cost of goods sold                            516,782            501,756            941,019       879,023
  Selling, general and administrative expenses  271,035            265,669            535,660       503,551
  Interest expense                                  562                711              1,209         1,698
  Interest and net investment income             (2,042)            (1,414)            (4,626)       (3,232)
  Other                                           2,191              3,565              2,326         3,187
- ------------------------------------------------------------------------------------------------------------------------------------
                                                788,528            770,287          1,475,588     1,384,227
- ------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                      116,201            110,244            145,937       135,461

Income taxes                                     42,994             41,089             53,997        50,798
- ------------------------------------------------------------------------------------------------------------------------------------

Net income                                     $ 73,207           $ 69,155         $   91,940      $ 84,663
====================================================================================================================================

Net income per share                           $   0.85           $   0.80         $     1.07      $   0.96
====================================================================================================================================






SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                             June 30,    Dec. 31,    June 30,
                                              1995         1994        1994
- --------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                $  148,438  $  251,415   $  103,648
  Accounts receivable, less allowance         437,084     310,984      417,638
  Inventories:
    Finished goods                            442,362     396,299      417,310
    Work in process and raw materials          74,868      62,921       63,015
- --------------------------------------------------------------------------------
                                              517,230     459,220      480,325
  Other current assets                        176,988     167,005      171,000
- --------------------------------------------------------------------------------
         Total current assets               1,279,740   1,188,624    1,172,611

Deferred pension assets                       229,465     225,962      220,621
Other assets                                  148,429     138,243      152,901

Property, plant and equipment                 935,126     892,553      871,122
  Less allowances for depreciation
    and amortization                          508,481     483,351      468,128
- --------------------------------------------------------------------------------
                                              426,645     409,202      402,994
- --------------------------------------------------------------------------------
Total assets                               $2,084,279  $1,962,031   $1,949,127
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                         $  300,061  $  258,930   $  307,104
  Compensation and taxes withheld              62,452      79,110       70,515
  Other accruals                              250,350     218,240      215,659
  Accrued taxes                                57,029      40,768       62,023
- --------------------------------------------------------------------------------
         Total current liabilities            669,892     597,048      655,301


Long-term debt                                 20,732      20,465       23,497
Postretirement benefits other than pensions   174,214     172,114      167,225
Other long-term liabilities                    96,474     119,060      108,298

Shareholders' equity
  Common stock - $1.00 par value:
    85,237,391, 84,825,830 and
    85,460,609 shares outstanding
    at June 30, 1995, December 31,
    1994 and June 30, 1994,
    respectively                              100,863     100,370      100,195
  Other capital                               166,736     159,562      154,614
  Retained earnings                         1,160,762   1,096,066    1,018,115
  Cumulative foreign currency
    translation adjustment                    (19,926)    (20,006)     (20,638)
  Treasury stock, at  cost                   (285,468)   (282,648)    (257,480)
- --------------------------------------------------------------------------------
Total shareholders' equity                  1,122,967   1,053,344      994,806
- --------------------------------------------------------------------------------
Total liabilities and shareholders' equity $2,084,279  $1,962,031   $1,949,127
================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                Six months ended June 30,
                                                -------------------------
                                                    1995        1994
- --------------------------------------------------------------------------------
OPERATIONS
Net income                                      $  91,940   $  84,663
Non-cash adjustments:
    Depreciation and amortization                  30,205      28,502
    Amortization of intangible assets               6,743       6,468
    Increase in deferred pension assets            (3,503)     (6,038)
    Other                                           9,208       7,500
Change in current assets and liabilities-net     (140,716)    (99,710)
Other                                              (7,338)     (4,950)
- --------------------------------------------------------------------------------

Net operating cash                                (13,461)     16,435

INVESTING
Capital expenditures                              (49,309)    (39,436)
Short-term investments                                  0      39,700
Acquisition of assets                              (7,935)       (531)
Other                                              (8,794)     (3,845)
- --------------------------------------------------------------------------------

Net investing cash                                (66,038)     (4,112)

FINANCING
Payments of long-term debt                           (765)    (14,405)
Payments of cash dividends                        (27,245)    (24,407)
Treasury stock acquired                            (2,820)   (102,980)
Proceeds from stock options exercised               6,584       3,380
Other                                                 768        (355)
- --------------------------------------------------------------------------------

Net financing cash                                (23,478)   (138,767)
- --------------------------------------------------------------------------------

Net decrease in cash and cash equivalents        (102,977)   (126,444)
Cash and cash equivalents at beginning of period  251,415     230,092
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of period      $ 148,438   $ 103,648
================================================================================
Taxes paid on income                            $  37,827   $  30,300
Interest paid on debt                               1,264       1,807




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 1995 and 1994

Note A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.

Note B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 1995 and 1994 were $.16 per share and $.14 per share, respectively.

Note C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender value of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

Note D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                             Three months ended                        Six months ended
        Thousands of dollars                     June 30,                                  June 30,
                                          ----------------------                    ---------------------
                                          1995              1994                    1995             1994
                                          ----              ----                    ----             ----
        Dividend and royalty income      $ 1,269          $ 4,034                 $ 7,816          $ 5,436
        Provisions for environmental
          remediation                                      (2,000)                 (3,000)          (2,000)
        Provisions for disposition and
          termination of operations                                                (1,500)
        Net expense of financing and
          investing activities            (2,724)          (4,820)                 (4,428)          (5,267)

The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and, in 1994, the premium associated with the retirement of $13,100,000 principal of outstanding 9.875 percent debentures.

Note E--RECLASSIFICATION

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

Note F--COMPUTATION OF NET INCOME PER SHARE

                                                                 Three months ended                       Six months ended
    Thousands of dollars, except per share data                        June 30,                               June 30,
                                                           -------------------------------          -------------------------------
                                                              1995                 1994                 1995                1994
                                                              ----                 ----                 ----                ----
    Fully Diluted
         Average shares outstanding                         85,203,138          86,066,847           85,130,534          87,195,022
         Options - treasury stock method                       588,297             555,948              574,199             608,804
         Assumed conversion of 6.25% Convertible
              Subordinated Debentures                                               71,769                7,942              75,363
                                                           -----------         -----------          -----------         -----------
         Average fully diluted shares                       85,791,435          86,694,564           85,712,675          87,879,189
                                                           ===========         ===========          ===========         ===========
         Net income                                        $    73,207         $    69,155          $    91,940         $    84,663
         Add 6.25% Convertible Subordinated
              Debentures interest - net of tax                                           2                                        5
                                                           -----------         -----------          -----------         -----------
         Net income applicable to fully diluted shares     $    73,207         $    69,157          $    91,940         $    84,668
                                                           ===========         ===========          ===========         ===========
         Net income per share                              $      0.85         $      0.80          $      1.07         $      0.96
                                                           ===========         ===========          ===========         ===========
    Primary
         Average shares outstanding                         85,203,138          86,066,847           85,130,534          87,195,022
         Options - treasury stock method                       571,504             541,257              549,715             598,057
                                                           -----------         -----------          -----------         -----------
         Average shares and equivalents                     85,774,642          86,608,104           85,680,249          87,793,079
                                                           ===========         ===========          ===========         ===========
         Net income                                        $    73,207         $    69,155          $    91,940         $    84,663
                                                           ===========         ===========          ===========         ===========
         Net income per share                              $      0.85         $      0.80          $      1.07         $      0.96
                                                           ===========         ===========          ===========         ===========

All 6.25% Convertible Subordinated Debentures outstanding at December 31, 1994 were converted to common stock during the first quarter of 1995 without incurring further interest.

Note G--BUSINESS SEGMENTS

Net External Sales/Operating Profit (Loss)
- -----------------------------------------


                                  Three months ended June 30,                             Six months ended June 30,
                         ------------------------------------------------    -----------------------------------------------------
Thousands of dollars            1995                      1994                         1995                      1994
                         ----------------------    ----------------------    ------------------------    ------------------------
                           NET        OPERATING      Net        Operating       NET         OPERATING      Net          Operating
                         EXTERNAL      PROFIT      External      Profit       EXTERNAL        PROFIT     External        Profit
                           SALES       (LOSS)        Sales       (Loss)         SALES         (LOSS)       Sales         (Loss)
                         ---------    ---------    ---------    ---------    -----------    ---------    -----------    ---------
Paint Stores             $ 579,064    $  52,381    $ 545,117    $  47,461    $ 1,023,095    $  53,106    $   937,008    $  46,519

Coatings                   322,282       73,038      331,781       71,198        591,620      110,951        575,538      106,614

Other                        3,383        3,119        3,633        3,471          6,810        5,903          7,142        4,939
                         ---------    ---------    ---------    ---------    -----------    ---------    -----------    ---------
     Segment totals      $ 904,729      128,538    $ 880,531      122,130    $ 1,621,525      169,960    $ 1,519,688      158,072
                         =========                 =========                 ===========                 ===========
Corporate expenses-net                  (12,337)                  (11,886)                    (24,023)                    (22,611)
                                      ---------                 ---------                   ---------                   ---------
Income before income taxes            $ 116,201                 $ 110,244                   $ 145,937                   $ 135,461
                                      =========                 =========                   =========                   =========

===================================================================================================================================
Intersegment Transfers
- ----------------------

Thousands of dollars                     Three months ended June 30,                              Six months ended June 30,
                                      ----------------------------------                    ------------------------------------
                                        1995                      1994                        1995                        1994
                                      ---------                 ---------                   ---------                   ---------
  Coatings                            $ 201,538                 $ 205,225                   $ 351,560                   $ 349,052
  Other                                   4,682                     4,380                       9,148                       8,645
                                      ---------                 ---------                   ---------                   ---------
     Segment totals                   $ 206,220                 $ 209,605                   $ 360,708                   $ 357,697
                                      =========                 =========                   =========                   =========


===================================================================================================================================


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


                      Item 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Consolidated net sales increased 2.7 percent in the second quarter and 6.7 percent in the first six months over the comparable 1994 periods. The Paint Stores Segment's sales increased 6.2 and 9.2 percent for the same two periods, respectively, as all operating regions achieved improved sales results over 1994. Increased gallons sold, particularly to wholesale customers, which include professional painter, contractor, industrial and commercial maintenance accounts, generated the majority of this improvement. Retail sales continue to decline from last year. Comparable-store sales were up 4.9 percent in the second quarter and 8.1 percent in the first six months. Despite a 2.9 percent sales decrease for the Coatings Segment in the second quarter caused by reduced retail demand, year-to-date sales remain 2.8 percent higher than last year. Revenue generated by real estate operations in the Other Segment decreased slightly for the second quarter and year-to-date.

Consolidated gross profit as a percent of sales declined to 42.9 percent from
43.0 percent for the second quarter and to 42.0 percent from 42.2 percent for the first six months. The Paint Stores Segment's gross margins decreased from last year primarily due to difficulties in implementing price increases to cover increased raw material costs earlier in the year. Margins in the Coatings Segment increased from last year primarily due to the combination of manufacturing efficiencies, higher volume and increased selling prices which helped to offset the effect of increased raw material costs.

Consolidated selling, general and administrative expenses as a percent of sales were lower than last year for the second quarter and year-to-date. SG&A expenses as a percent of sales were below last year in the Paint Stores Segment due primarily to containment of expenses to offset margin deficits. The Coatings Segment's SG&A expenses as a percent of sales were higher than last year due primarily to the sales shortfall in the second quarter and increased market penetration costs for new customers in the Consumer Brands Division throughout the year.

Interest expense continues to decline from 1994 due to the normal maturities of long-term debt and the acquisition of certain outstanding long-term debentures in the second quarter of 1994. Net investment income was above last year for the second quarter and first six months due to increased investment yields in 1995 combined with lower cash balances in 1994 which resulted from the purchase of common stock for treasury purposes.

Other expenses decreased in the second quarter and first six months from 1994. Year-to-date royalty income exceeded last year due to increased dividends received from an unconsolidated subsidiary of the Company. In addition, the net expense of financing and investing activities is lower than last year for the quarter and year-to-date primarily due to the 1994 premium associated with the acquisition of long-term debt offset somewhat by increased 1995 expenses related to the Company's investment in broad-based corporate owned life insurance.

Net income for the second quarter of 1995 increased to $73,207,000 or $.85 per share from $69,155,000 or $.80 per share in 1994. Net income for the first six months of 1995 increased to $91,940,000 or $1.07 per share from $84,663,000 or $.96 per share in 1994 due in part to a lower average number of shares outstanding due to significant treasury stock purchases made during 1994.

FINANCIAL CONDITION
- -------------------

The Company's financial position remains strong. Cash and cash equivalents decreased $103 million since year end due to capital expenditures of $49.3 million, cash dividends of $27.2 million and normal operating needs for seasonally higher accounts receivable and inventories. A 1995 increase in the current ratio to 1.91 from 1.79 at the end of the second quarter occurred primarily due to increased cash, receivables and inventories. Since June 30, 1994, cash and cash equivalents increased $44.8 million primarily due to cash generated by operations of $220.6 million being offset by treasury stock acquisitions of $28.0 million, capital expenditures of $88.5 million, payments of cash dividends totaling $51.2 million, acquisitions of assets of $16.6
million and normal working capital needs.   Short-term borrowings have not been
utilized during 1995. The Company believes that sufficient cash flows should be generated from operations to remain in an investment position for the remainder of the year.

Capital expenditures during the first six months of 1995 represented primarily the cost of remerchandising, remodeling or relocating paint stores, the construction or expansion of distribution centers and the continued upgrade at manufacturing and research facilities. We do not anticipate the need for any external financing to support our capital programs.

During the first six months of 1995, approximately 81,800 shares of our own stock were received in exchange from the exercise of stock options. We did not acquire any shares of our own stock through open market purchases during this time period. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of stock in the future.

The Company and certain other companies are defendants in lawsuits arising from the manufacture and sale of lead pigments and lead paints. It is possible that additional lawsuits may be filed against the Company in the future with similar allegations. The various existing lawsuits seek damages for personal injuries and property damage, along with costs incurred to abate the lead related paint from buildings. The Company believes that such lawsuits are without merit and is vigorously defending them. The Company does not believe that any potential liability which may ultimately be determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's business or financial condition.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         A. The Annual Meeting of the Shareholders of The Sherwin-Williams Company was held on April 26, 1995.

         B. The following persons were nominated to serve, and were elected, directors of the Company to serve until the next annual meeting and until their successors are elected: J.M. Biggar, J.G. Breen, L. Carter, T.A. Commes, D.E. Evans, R.W. Mahoney, W.G. Mitchell, A.M. Mixon, III, H.O. Petrauskas and R.K. Smucker. The Annual Meeting's voting results for each such nominee are as follows:

Name                      For                  Withheld         Abstain
- ----                      ---                  --------         -------
J.M. Biggar               74,678,332           242,274          19,082
J.G. Breen                74,668,201           242,274          29,213
L. Carter                 74,666,025           242,274          31,389
T.A. Commes               74,680,448           242,274          16,966
D.E. Evans                74,647,664           242,274          49,750
R.W. Mahoney              74,684,280           242,274          13,134
W.G. Mitchell             74,692,956           242,274           4,458
A.M. Mixon, III           74,690,764           242,274           6,650
H.O. Petrauskas           74,679,170           242,274          18,244
R.K. Smucker              74,675,520           242,274          21,894

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits

             (11) Computation of Net Income Per Share - See Note F to Condensed Consolidated Financial Statements (Unaudited).

             (27)    Financial Data Schedule for the period ended June 30, 1995.

         (b)  Reports on Form 8-K

             None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE SHERWIN-WILLIAMS COMPANY

August 11, 1995                       By:  /s/ J.L. Ault
                                           --------------
                                           J.L. Ault
                                           Vice President-Corporate Controller

August 11, 1995                       By:  /s/ L.E. Stellato
                                           -------------------
                                           L.E. Stellato
                                           Vice President, General Counsel
                                             and Secretary