Form 10-Q
period 1995-09-30
SHERWIN WILLIAMS CO
filed 1995-11-13
CIK 89800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended September 30, 1995
                                          ------------------
                                       or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from_______________________________________ to ______________________________



Commission file number 1-4851
                       ------


                         THE SHERWIN-WILLIAMS COMPANY
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   OHIO                                   34-0526850
      ------------------------------           --------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                44115-1075
------------------------------------------     --------------------------------
(Address of principal executive offices)                   (Zip Code)



                                (216) 566-2000
          ---------------------------------------------------------
             (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No   ____
                                                       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value -- 84,958,330 shares as of October 31, 1995.

              PART I.  FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                        Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                        ----------------------------   ---------------------------
                                                                1995        1994          1995           1994
------------------------------------------------------------------------------------------------------------------
Net sales                                                   $   911,387  $   876,743  $   2,532,912  $   2,396,431

Costs and expenses:
    Cost of goods sold                                          520,889      499,214      1,461,908      1,378,237
    Selling, general and administrative expenses                273,970      261,595        809,630        765,146
    Interest expense                                                612          824          1,821          2,522
    Interest and net investment income                           (2,997)      (1,999)        (7,623)        (5,231)
    Other                                                           (52)       3,143          2,274          6,330
------------------------------------------------------------------------------------------------------------------
                                                                792,422      762,777      2,268,010      2,147,004
------------------------------------------------------------------------------------------------------------------

Income before income taxes                                      118,965      113,966        264,902        249,427

Income taxes                                                     44,017       42,737         98,014         93,535
------------------------------------------------------------------------------------------------------------------

Net income                                                  $    74,948  $    71,229  $     166,888  $     155,892
==================================================================================================================
Net income per share                                        $      0.87  $      0.83  $        1.95  $        1.79
==================================================================================================================





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                SEPT. 30,            Dec. 31,           Sept. 30,
                                                                  1995                 1994                1994
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                  $     211,308       $     251,415       $     147,570
  Short-term investments                                             5,000
  Accounts receivable, less allowance                              417,218             310,984             388,636
  Inventories:
    Finished goods                                                 391,819             396,299             380,123
    Work in process and raw materials                               73,694              62,921              63,064
------------------------------------------------------------------------------------------------------------------
                                                                   465,513             459,220             443,187
  Other current assets                                             183,885             167,005             170,112
------------------------------------------------------------------------------------------------------------------
         Total current assets                                    1,282,924           1,188,624           1,149,505

Deferred pension assets                                            231,671             225,962             223,118
Other assets                                                       152,346             138,243             146,619

Property, plant and equipment                                      964,313             892,553             880,981
  Less allowances for depreciation and
    amortization                                                   521,723             483,351             476,277
------------------------------------------------------------------------------------------------------------------
                                                                   442,590             409,202             404,704
------------------------------------------------------------------------------------------------------------------
Total assets                                                 $   2,109,531       $   1,962,031       $   1,923,946
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                           $     262,587       $     258,930       $     241,110
  Compensation and taxes withheld                                   77,675              79,110              73,743
  Other accruals                                                   224,175             218,240             203,326
  Accrued taxes                                                     53,684              40,768              41,024
------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                 618,121             597,048             559,203


Long-term debt                                                      22,711              20,465              20,484
Postretirement benefits other than pensions                        175,264             172,114             167,825
Other long-term liabilities                                        114,699             119,060             119,932

Shareholders' equity
  Common stock - $1.00 par value:
    85,105,727, 84,825,830 and 85,544,337
    shares outstanding at Sept. 30, 1995,
    December 31, 1994 and Sept. 30, 1994,
    respectively                                                   100,933             100,370             100,280
  Other capital                                                    168,626             159,562             156,581
  Retained earnings                                              1,222,065           1,096,066           1,077,369
  Cumulative foreign currency translation
    adjustment                                                     (20,375)            (20,006)            (20,175)
  Treasury stock, at cost                                         (292,513)           (282,648)           (257,553)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                       1,178,736           1,053,344           1,056,502
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                   $   2,109,531       $   1,962,031       $   1,923,946
==================================================================================================================





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                   Nine months ended Sept. 30,
                                                                   --------------------------
                                                                       1995           1994
---------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                       $     166,888  $     155,892
Non-cash adjustments:
    Depreciation and amortization                                       45,987         43,536
    Amortization of intangible assets                                   10,152          9,800
    Increase in deferred pension assets                                 (5,709)        (8,535)
    Other                                                               11,359         13,195
Change in current assets and liabilities-net                           (94,898)      (108,287)
Costs incurred for disposition of operations                            (3,766)        (4,106)
Other                                                                   (9,053)        (5,014)
---------------------------------------------------------------------------------------------
Net operating cash                                                     120,960         96,481

INVESTING
Capital expenditures                                                   (74,967)       (56,930)
Short-term investments                                                  (5,000)        39,700
Acquisition of assets                                                  (33,896)        (9,197)
Other                                                                   (6,075)           562
---------------------------------------------------------------------------------------------
Net investing cash                                                    (119,938)       (25,865)

FINANCING
Payments of long-term debt                                                (784)       (19,183)
Payments of cash dividends                                             (40,890)       (36,381)
Treasury stock acquired                                                 (9,865)      (103,053)
Proceeds from stock options exercised                                    7,794          4,822
Other                                                                    2,616            657
---------------------------------------------------------------------------------------------
Net financing cash                                                     (41,129)      (153,138)
---------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              (40,107)       (82,522)
Cash and cash equivalents at beginning of period                       251,415        230,092
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $     211,308  $     147,570
=============================================================================================
Taxes paid on income                                             $      86,348  $      96,159
Interest paid on debt                                                    1,447          2,280





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 1995 and 1994

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 1995 and 1994 were $.16 per share and $.14 per share, respectively.

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender value of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                                      Three months ended                 Nine months ended
         Thousands of dollars                              Sept. 30,                         Sept. 30,
                                                   -------------------------         -------------------------
                                                    1995              1994            1995              1994
                                                   ------           --------         -------          --------
         Dividend and royalty income               $1,032           $    941         $ 8,848          $  6,377
         Provisions for environmental
           remediation                                                                (3,000)           (2,000)
         Provisions for disposition and
           termination of operations                                                  (1,500)
         Net expense of financing and
           investing activities                    (2,388)            (4,554)         (6,815)           (9,821)

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

NOTE F--COMPUTATION OF NET INCOME PER SHARE

                                                                   Three months ended                      Nine months ended
Thousands of dollars, except per share data                             Sept. 30,                               Sept. 30,
                                                              ------------------------------          ------------------------------
                                                                 1995               1994                 1995               1994
                                                              ----------          ----------          ----------         -----------
Fully Diluted
     Average shares outstanding                               85,219,169          85,525,316          85,160,079          86,638,453
     Options - treasury stock method                             547,742             563,310             556,301             593,639
     Assumed conversion of 6.25% Convertible
          Subordinated Debentures                                                     68,174               5,295              72,967
                                                              ----------          ----------          ----------         -----------
     Average fully diluted shares                             85,766,911          86,156,800          85,721,675          87,305,059
                                                              ==========          ==========          ==========         ===========
     Net income                                              $    74,948         $    71,229         $   166,888        $    155,892
     Add 6.25% Convertible Subordinated Debentures
          interest - net of tax                                                            1                                       6
                                                              ----------          ----------          ----------         -----------
     Net income applicable to fully diluted shares           $    74,948         $    71,230         $   166,888        $    155,898
                                                              ==========          ==========          ==========         ===========
     Net income per share                                    $      0.87         $      0.83         $      1.95        $       1.79
                                                              ==========          ==========          ==========         ===========
Primary
     Average shares outstanding                               85,219,169          85,525,316          85,160,079          86,638,453
     Options - treasury stock method                             539,280             551,898             546,236             582,671
                                                              ----------          ----------          ----------         -----------
     Average shares and equivalents                           85,758,449          86,077,214          85,706,315          87,221,124
                                                              ==========          ==========          ==========         ===========
     Net income                                              $    74,948         $    71,229         $   166,888        $    155,892
                                                              ==========          ==========          ==========         ===========
     Net income per share                                    $      0.87         $      0.83         $      1.95        $       1.79
                                                              ==========          ==========          ==========         ===========

All 6.25% Convertible Subordinated Debentures outstanding at December 31, 1994 were converted to common stock during the first quarter of 1995 without incurring further interest.

NOTE G--BUSINESS SEGMENTS

Net External Sales/Operating Profit (Loss)
-----------------------------------------

                                    Three months ended Sept. 30,                      Nine months ended Sept. 30,
                            --------------------------------------------    --------------------------------------------------
Thousands of dollars                 1995                   1994                     1995                      1994
                            ---------------------   --------------------    -----------------------   ------------------------
                               NET      OPERATING     Net      Operating       NET       OPERATING       Net        Operating
                            EXTERNAL     PROFIT     External     Profit     EXTERNAL       PROFIT      External       Profit
                              SALES      (LOSS)       Sales      (Loss)       SALES        (LOSS)        Sales        (Loss)
                            ---------   ---------   ---------   --------    -----------   ---------   -----------   ----------
Paint Stores                $ 610,854   $  59,308   $ 578,351   $ 53,093    $ 1,633,949   $ 112,414   $ 1,515,359   $   99,613
Coatings                      297,011      68,793     294,714     72,388        888,631     179,744       870,252      179,002
Other                           3,522       3,128       3,678      2,470         10,332       9,031        10,820        7,409
                            ---------   ---------   ---------   --------    -----------   ---------   -----------   ----------
   Segment totals           $ 911,387     131,229   $ 876,743    127,951    $ 2,532,912     301,189   $ 2,396,431      286,024
                            =========               =========               ===========               ===========
Corporate expenses-net                    (12,264)               (13,985)                   (36,287)                   (36,597)
                                        ---------               --------                  ---------                 ----------
Income before income taxes              $ 118,965              $ 113,966                  $ 264,902                 $  249,427
                                        =========              =========                  =========                 ==========
====================================================================================================================================


Intersegment Transfers
----------------------

                                         Three months ended Sept. 30,                         Nine months ended Sept. 30,
                                        --------------------------------                  ------------------------------------
Thousands of dollars                       1995                   1994                      1995                       1994
                                        ---------               --------                  ---------                 ----------
Coatings                                $ 205,368              $ 208,423                  $ 556,928                 $  557,475
Other                                       4,673                  4,545                     13,821                     13,190
                                        ---------               --------                  ---------                 ----------

   Segment totals                       $ 210,041              $ 212,968                  $ 570,749                 $  570,665
                                        =========              =========                  =========                 ==========
====================================================================================================================================


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

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 4.0 percent in the third quarter and 5.7 percent in the first nine months over the comparable 1994 periods. Wholesale volume gains in the Paint Stores Segment led to sales increases of 5.6 and 7.8 percent over last year for the quarter and nine months, respectively.
Wholesale customers include professional painter, contractor, industrial and commercial maintenance accounts. Sales to retail customers continue to decline from last year. Comparable-store sales were up 4.5 percent in the third quarter and 7.3 percent in the first nine months. Sales in the Coatings Segment increased 0.8 and 2.1 percent over last year in the third quarter and year-to-date, respectively. Reduced retail demand continues to adversely affect a portion of the sales in this segment. Revenue generated by real estate operations in the Other Segment decreased slightly for the third quarter and year-to-date due primarily to the disposition of certain revenue-generating properties during late 1994.

Consolidated gross profit as a percent of sales declined to 42.8 percent from
43.1 percent for the third quarter and to 42.3 percent from 42.5 percent for the first nine months. Margins in the Paint Stores Segment increased from last year primarily due to gallon sales improvement combined with successful implementation of selling price increases to partially offset increased raw material costs. The Coatings Segment's margins decreased from last year for the third quarter and year-to-date primarily due to increased raw material costs combined with lower production volume.

Consolidated selling, general and administrative expenses as a percent of sales were higher than last year for the third quarter and year-to-date. SG&A expenses as a percent of sales were below last year in the Paint Stores Segment due primarily to careful containment of SG&A spending throughout 1995. The Coatings Segment's SG&A expenses as a percent of sales were higher than last year due primarily to lower-than-planned sales and increased market penetration costs earlier in the year for new customers in the Consumer Brands Division.

Interest expense continues to decline from 1994 due to the normal maturities of long-term debt and the acquisition of certain outstanding long-term debentures during 1994. Net investment income was above last year for the third quarter and first nine months due to increased investment yields in 1995 combined with lower cash balances in 1994 which resulted from the purchase of common stock for treasury purposes.

Other expenses decreased in the third quarter and first nine months from 1994. Year-to-date dividend income exceeded last year due to increased amounts received from certain unconsolidated subsidiaries of the Company. The net expense of financing and investing activities is lower than last year for the third quarter due primarily to a 1994 loss associated with long-term investments offset somewhat by increased 1995 expenses related to the Company's investment in broad-based corporate owned life insurance. In addition to these factors, it is also lower for the first nine months due to the 1994 premium associated with the acquisition of long-term debt.

Net income for the third quarter of 1995 increased to $74,948,000 or $.87 per share from $71,229,000 or $.83 per share in 1994. Net income for the first nine months of 1995 increased to $166,888,000 or $1.95 per share from $155,892,000 or $1.79 per share in 1994.

FINANCIAL CONDITION
-------------------

The Company's financial position continues to be strong at the end of the third quarter of 1995. Cash and cash equivalents decreased $40.1 million since year end. The primary uses of cash during the first nine months of 1995 were capital expenditures of $75 million, cash dividends of $40.9 million, acquisitions of assets of $33.9 million and normal operating needs for seasonally higher accounts receivable and inventories. Our current ratio increased to 2.08 from 2.06 at the end of the third quarter primarily due to increased cash, receivables and inventories. Since September 30, 1994, cash and cash equivalents increased $63.7 million primarily due to cash generated by operations of $275 million being offset by treasury stock acquisitions of $35 million, capital expenditures of $96.7 million, payments of cash dividends totaling $52.9 million, acquisitions of assets of $33.9 million and normal
working capital needs.   Short-term borrowings have not been utilized during
1995. The Company believes that sufficient cash flows should be generated from operations to remain in an investment position for the remainder of the year.

Capital expenditures during the first nine months of 1995 represented primarily the cost of remerchandising, remodeling or relocating paint stores, the construction or expansion of distribution centers and the continued upgrade at manufacturing and research facilities. We do not anticipate the need for any external financing to support our capital programs.

During the third quarter of 1995, approximately 200,000 shares of our own stock were acquired through open market purchases. In addition, approximately 83,400 shares were received in exchange from the exercise of stock options during the first nine months. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of stock in the future.

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


                          PART II. OTHER INFORMATION

Item 1.    Legal Proceeding.
           -----------------

           The civil administrative action instituted against the Company by the United States Environmental Protection Agency on September 27, 1994 was settled by the Company on August 31, 1995. Under the terms of the settlement, the Company agreed to pay a fine of $105,000 and further agreed to conduct an internal audit of certain relevant records of its Specialty Division to ensure compliance of such division with the Emergency Planning and Community Right to Know Act.

Item 5.    Other Information.
           ------------------

           See attached Press Release.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)   Exhibits

                 (11) Computation of Net Income Per Share -- See Note F to Condensed Consolidated Financial Statements (Unaudited).

                 (27) Financial Data Schedule for the period ended September 30, 1995.

                 (99)  Press Release dated November 6, 1995.

           (b)   Reports on Form 8-K

                 None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE SHERWIN-WILLIAMS COMPANY

November 13, 1995            By: /s/ J.L. Ault
                                 -------------
                                 J.L. Ault
                                 Vice President-Corporate Controller


November 13, 1995            By: /s/ L.E. Stellato
                                 -----------------
                                 L.E. Stellato
                                 Vice President, General Counsel and Secretary