Form 10-K405
period 1995-12-31
SHERWIN WILLIAMS CO
filed 1996-03-13
CIK 89800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K

 (MARK ONE)
    [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 [FEE REQUIRED]

                            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                                OR
    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                                   [NO FEE REQUIRED]

                            FOR THE TRANSITION PERIOD FROM ______ TO _______


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

          Securities registered pursuant to Section 12(b) of the Act:


          TITLE OF EACH CLASS                               NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------                               ------------------------------------
          9.875% Debentures due 2016                        New York Stock Exchange
          Common Stock, Par Value $1.00                     New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of January 31, 1996, 85,523,699 shares of the Registrant's Common Stock, with a par value of $1.00 each, were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates of the Registrant as of that date was $3,578,435,300.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 13, 1996, as regards certain information required to be disclosed in Part III.

================================================================================

                          THE SHERWIN-WILLIAMS COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this Form 10-K, the terms "Company" and "Registrant" mean The Sherwin-Williams Company and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                               TABLE OF CONTENTS

ITEM NO.                                                                            PAGE NO.
---------                                                                           --------
Part I
       1. Business Segment Information
          a. General Development of Business                                            1
          b. Narrative Description of Business                                          1
          c. Financial Information About Business Segments                              7
          d. Foreign and Domestic Operations and Export Sales                           7
       2. Description of Property                                                       8
       3. Legal Proceedings                                                             9
       4. Submission of Matters to a Vote of Security Holders                           9
       Executive Officers of the Registrant                                             9
Part II
       5. Market for Common Equity and Related Stockholder Matters                     11
       6. Selected Financial Data                                                      11
       7. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                11
       8. Financial Statements and Supplementary Data                                  18
       9. Changes in and Disagreements on Accounting and Financial Disclosure          19
Part III
      10. Directors and Executive Officers of the Registrant                           20
      11. Executive Compensation                                                       20
      12. Security Ownership of Certain Beneficial Owners and Management               20
      13. Certain Relationships and Related Transactions                               20
Part IV
      14. Financial Statement Schedule, Reports on Form 8-K and Exhibits
          a. Financial Statements, Financial Statement Schedule and Exhibits           21
          b. Reports on Form 8-K                                                       21
Signatures                                                                             39
Exhibit Index                                                                          41
Consent of Independent Auditors                                                        45

                       NOTE ON INCORPORATION BY REFERENCE

     In Part III of this Form 10-K, various information and data are incorporated by reference from the Company's Definitive Proxy Statement dated March 13, 1996 ("Proxy Statement"). Any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS SEGMENT INFORMATION

GENERAL DEVELOPMENT OF BUSINESS

     The Sherwin-Williams Company, which was first incorporated under the laws of the State of Ohio eighteen years after its founding in 1866, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily throughout North America.

PAINT STORES SEGMENT

     The Paint Stores Segment exclusively distributes Sherwin-Williams(R) branded architectural coatings, industrial maintenance products and industrial finishes produced by the Coatings Segment of the Company and similar coatings and related items produced by others. Paint, wallcoverings, floorcoverings, window treatments, spray equipment and other associated products are marketed by store personnel and direct sale representatives to the do-it-yourself customer, professional painter, contractor, industrial and commercial maintenance customer, property manager, architect and manufacturer of products requiring a factory finish. Competitors of the Segment are other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated outlets. Product quality, service and price determine the competitive advantage in the highly fragmented paint product market. The loss of any single customer would not have a material adverse effect on the business of the Segment.

     In order to sustain continued growth in the competitive marketplace, the Segment recognizes that the superior knowledge of, and service provided by, its store employees are critical to success. Substantial progress was made during 1995 in employee selection, training, development and retention. All store employees are required to complete an Employee Certification Process in order to become certified in their position and eligible for promotion. This process, coined internally as Sherwin-Williams University or "SWU", requires employees to complete specific training in all areas of in-store activity, such as product knowledge, product application, customer service and store operations. By the end of 1995, virtually all paint store employees had received such certification in their positions. While customers receive the ultimate benefit through enhanced customer service, employees are also more knowledgeable and able to better manage their operations. This training, along with a new job posting system which allows employees to preview and apply for internal promotion opportunities if they meet the certification and eligibility requirements, has improved employee retention to approximately three times better than the industry average in 1995. This investment in store employees will have an impact on the future growth and success of the Paint Stores Segment.

     During 1996, the Segment plans to introduce several new products, including the following: Woodscapes(TM), a premium exterior stain line designed to provide long-lasting color with an extended warranty; Healthspec(TM), an interior paint product line with low odor characteristics which will permit application in occupied commercial buildings such as hospitals, institutions and schools; and LowTemp 35(TM), an exterior latex house paint to be marketed to contractors which will permit application in temperatures as low as 35 degrees Fahrenheit, extending their painting season up to 20 percent in some areas of the country. In response to consumer demand, a semi-gloss has also been added to the EverClean(R) product line. Marketing programs for this line expansion will be targeted at both retail and wholesale customers in 1996. In addition to promoting new products, aggressive advertising campaigns will also highlight the wide selection of wallcovering products available with a low-price guarantee at Sherwin-Williams stores, further emphasizing the wide array of products and services available through the stores.

COATINGS SEGMENT

     The five divisions within the Coatings Segment (Coatings, Consumer Brands, Automotive, Transportation Services and Diversified Brands) participate in the manufacture, distribution or sale of coatings and related products.

     The Segment has sales to certain customers that, individually, may be a significant portion of its revenues. However, the loss of any single customer would not have a material adverse effect on the overall business of the Segment. All technical expenditures are sponsored by the Company and occur in the Coatings Segment. The expenditures for research and development appear on page 26 of this report.

COATINGS DIVISION

     The Coatings Division manufactures paint and paint-related products for do-it-yourself customers, professional painters, contractors, industrial and commercial maintenance accounts, and manufacturers of factory finished products. Sherwin-Williams(R) branded architectural and industrial finishes are manufactured exclusively for the Paint Stores Segment. Labels, color cards, traffic paint, adhesives, private label and other branded products are manufactured for the Paint Stores Segment, the Consumer Brands Division and other divisions of the Company. Competitive factors for the Division are product innovation, manufactured product quality, service, distribution and price. Domestic competitors of the Division consist of other coatings manufacturers located throughout the United States. There are approximately 900 such manufacturers at the regional and national levels. The Coatings Division continues to strive to be the lowest cost producer of high quality coatings to gain an advantage over its competitors. The Coatings Division integrated the Company's international architectural operations into the Division's operations beginning in 1994. There are many competitors in each of the foreign markets served as the Division sells its products around the world through subsidiaries and joint ventures and licenses technology, trademarks and trade names. At December 31, 1995, the Division had 41 licensing agreements in 32 foreign countries. The majority of the licensees' sales are in South America, the strongest market. New licensing agreements were signed in Belgium, Lebanon and Vietnam in 1995. The Division increased the focus on international growth during 1995, acquiring Sherwin-Williams Argentina I. y C.S.A. (a former licensee) and purchasing a manufacturing facility for its Brazilian operations. Additional new business development will take place following a predetermined regional approach for the establishment of subsidiaries, joint ventures and licensees in selected countries.

     During 1995, the Division integrated the manufacturing processes of several newly-acquired companies into its operations. This integration includes application of the Division's manufacturing quality standards to the new operations to achieve overall production synergies which will increase effective capacity while enhancing product quality. In 1995, the Division began full operations at its Fort Wayne, Indiana powder coatings facility and also began construction of a new powder coatings facility in Harrisburg, Pennsylvania. Powder coatings technology represents an environmentally-friendly coating which can be applied with minimal waste. The addition of these facilities into its manufacturing base will allow the Division to meet the increasing demand for powder coatings.

     In 1996, the primary goal of the Division will involve integrating the manufacturing operations of the Pratt & Lambert United, Inc. (Pratt & Lambert) facilities which were acquired in January 1996 into the Division's core operations. Raw material and conversion cost synergies are expected to be achieved while increasing production volume. In addition, continued efforts will be made toward improving product quality and customer service, as well as continued attainment and/or renewal of ISO 9000 certification at all of the Division's newly-acquired and existing facilities.

CONSUMER BRANDS DIVISION

     The Consumer Brands Division is responsible for the sales and marketing of branded and private label products by a direct sales staff to unaffiliated home centers, mass merchandisers, independent dealers and distributors. Many of the country's leading retailers are among the Division's regional and national customers. The Division's competition for sales to these leading retailers comes from over 500 regional and national paint manufacturers and distributors of branded and private label paint and associated products. The competitive factors that will set the leaders apart from the rest are service, brand recognition, distribution and price.

     During 1995, the Division targeted the best regional home centers for paint and stain partnerships to expand its distribution outlets throughout the United States with notable success being achieved in previously under-represented geographic regions. This progress took place despite the consolidation of retailers in the home center and independent paint store categories. The acquisition of F.L.R. Paints, Incorporated earlier in the year provided the addition of the H&C(R) product line of concrete stains and sealers. This product line is marketed nationally as a masonry coating with superior waterproofing and color enhancing qualities. Also during 1995, the Division successfully launched its own nationally-broadcast television show, Room by Room(TM), on the Home and Garden Television Network. This advertising method allows the Division to reach millions of potential customers while providing decorating suggestions for the average do-it-yourselfer.

     In 1996, the Division will build on its already strong marketing programs, focusing on its new Ralph Lauren(TM) product line, which was first introduced at the end of 1995. In addition, the Division will integrate marketing and sales programs for Pratt & Lambert products, which have a strong presence in the independently-owned paint and decorator stores. With continued emphasis on demographically-targeted marketing programs and strategic product placement, the Division looks forward to becoming the total paint and stain supplier to more independent dealers, home centers and mass merchants across the United States in the upcoming year.

AUTOMOTIVE DIVISION

     The Automotive Division develops and manufactures motor vehicle finish and refinish products which are marketed under the Sherwin-Williams(R) and other branded labels in the United States and Canada through its network of 143 company-operated branches. The branches are supported by a direct sales staff, and products are also marketed through jobbers and wholesale distributors. The Division is the sole distributor of Standox(R) branded vehicle refinishing paints in the United States and Canada for American Standox, Inc., a joint venture. The Division sells directly to independent automotive body shops, automotive dealerships, fleet owners and refinishers, production shops, body builders and manufacturers requiring a factory finish (OEM). The Automotive Division has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. A subsidiary in Jamaica generally markets a full line of products. Products manufactured in Kingston, Jamaica are sold through 9 stores and other dealers and by a direct sales force to independent dealers, painters, contractors, automotive body shops and industrial and commercial maintenance accounts in Jamaica. A portion of the income for the Division comes from the licensing of technology, trademarks and trade names to foreign companies. The Division has 16 licensees in 15 foreign countries, including new agreements signed in Syria and India in 1995. Key competitive factors for the Automotive Division are distribution, product quality, technology and service. Strong distribution and high quality products have been the Division's greatest competitive advantages.

     The Division opened its new state-of-the-art distribution service center in Richmond, Kentucky during 1995 and achieved ISO 9002 combined manufacturing/distribution certification at this site. The remaining distribution facilities of the Division were also certified during 1995, which emphasizes the Division's ongoing commitment to quality. New product development and customer service also remain primary goals to the Division. Several new products were introduced during the year to meet customer needs and expectations, including the 3.5 volatile organic compounds (VOC) Acrylic Urethane (WesThane(TM)) system and the new high solids 2.1 VOC clearcoats. These technically-advanced products were successfully designed to meet customer requirements while adhering to strict VOC environmental regulations.

     During 1996, the Division will continue the development of new products and will introduce the spectrophotometer as an important sales aid at the jobber and shop mixing locations. This color-reading device will be used to select colors to exact specifications using the latest technological advances. In furtherance of the Division's international growth, Productos Quimicos Y Pinturas, S.A. de C.V. and its affiliated companies (Productos) were acquired in January 1996. Productos is the second largest automotive paint distributor in Mexico, manufacturing and marketing the Excelo(TM) brand product line for the vehicle refinish market. The Division will concentrate on combining this acquisition with its other international operations in 1996.

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

     The Division's new 1,000,000 square foot state-of-the-art distribution service center in Fredericksburg, Pennsylvania began shipments in November 1995. This facility replaces four smaller facilities and will serve Paint Stores, Consumer Brands and Diversified Brands Divisions' customers throughout northeastern United States and Canada. Expansion of the Midwest distribution service center in Effingham, Illinois was also substantially completed, bringing the total square footage at that site to 1,300,000. These facilities will bring further efficiencies to the Division's overall distribution function while maintaining its standard of quality service. To emphasize its commitment to quality, the Division continued its pursuit of ISO 9003 certification during 1995, achieving such certification at all of its operating facilities except its new Fredericksburg facility.

     The Division's primary focus in 1996 will be to identify logistic synergies and merge the distribution functions of Pratt & Lambert with the Company. Efforts will be focused on implementing plans which will best serve customer needs while achieving overall cost savings for the Company.

DIVERSIFIED BRANDS DIVISION

     The Diversified Brands Division (formerly the Specialty Division) competes in three areas: custom and industrial aerosols; paint applicators; and retail and wholesale consumer aerosols. The Division participates in the retail and wholesale paint, automotive, homecare products, institutional, insecticide and industrial markets. A wide variety of aerosol products are filled, packaged and distributed to regional and national customers. Approximately 8.1 percent of the Division's total sales represent aerosols and paint applicators sold to the Paint Stores Segment. The remaining products are marketed through mass merchandisers, home centers, automotive chains and maintenance distribution channels. There are various primary competitors in each of the Division's product lines. The main competitive factors are technical know-how, quality, service and price. Superior quality products, excellent regulatory-complying products, leadership positions in electronic commerce and strong customer relationships have enabled the Division to distinguish itself from the competition.

     Several new products were introduced by the Division during 1995, including Krylon(R) Living Color(R) Latex Enamel. Living Color(R) enamel represents the first spray product to deliver a latex paint in aerosol form while offering a versatile color palette to meet a variety of decorating needs. The product reinforces the Company's leadership in spray paint technology under the Krylon(R) brand, offering superior gloss, low odor and soap and water clean-up while being VOC compliant. Other product introductions during 1995 included the Dupli-Color(R) Flawless(TM) kit, which makes it easier for consumers to make scratch repairs on their vehicles, and Rust Tough(R) Water-Based Enamel, a corrosion-protectant coating. These products exemplify the rewards of countless hours of research and development, to which the Division is committed.

     The new products introduced in 1995 will continue to be marketed via extensive advertising efforts throughout 1996, including a national television commercial featuring Krylon(R) Living Color(R), providing a positive impact on sales. The Division will also continue its research and development activities in search of products which meet or exceed customer expectations and which are technologically advanced in relation to those of its competitors.

OTHER SEGMENT

     The Other Segment is responsible for the acquisition, development, leasing and management of properties for use by the Company and others. Obtaining real estate in the proper location at the appropriate cost is a critical component for achieving the desired operating success, particularly for paint stores and distribution service centers. This Segment has many competitors consisting of other real estate owners, developers and managers in certain states where we currently hold property. The main competitive factors are the availability of property and price.

     At the end of 1995, the Retail Properties Division owned or leased 211 properties, representing over 1,700,000 square feet of space, which are conducive to the sale of paint and associated products. Such properties include 131 freestanding buildings, for exclusive use by the Paint Stores Segment, and 80 multi-tenant properties, utilized when the basic needs of the paint store can be met and where external rental opportunities can be profitably operated. The paint store must be easily accessible to professional painters and contractors with sufficient access to pickup and delivery areas. Multi-tenant properties are usually smaller "strip" shopping centers with adequate parking and, generally, the paint store will be located at the end of the shopping area for the most convenient access. In 1996, the Division does not anticipate significant growth in the number of owned retail properties needed by the Paint Stores Segment. The occupancy rate for external space was 90.1 percent at December 31, 1995.

     The Non-Retail Properties Division owned or leased 20 properties approximating 3.7 million square feet. These properties consisted primarily of office buildings, manufacturing facilities and distribution service centers at the end of 1995. Occasionally, such properties are acquired or developed to provide the lowest cost alternative for expansion of distribution operations. Locations that have been utilized profitably in the past which can no longer contribute to the Company's future plans are currently offered for sale or lease. At the end of 1995, the Non-Retail Properties Division had achieved an overall occupancy rate of 93.9 percent.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     With respect to the Paint Stores Segment, there are sufficient suppliers of each product purchased for resale that the Segment does not anticipate any significant sourcing problems. For the Coatings Segment, raw materials and fuel supplies are generally available from various sources in sufficient quantities that the Segment does not anticipate any significant sourcing problems during 1996.

SEASONALITY

     The majority of the sales for the Paint Stores Segment and Coatings Segment traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Other Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of trademarks and trade names collectively contribute significantly to the sales of the Company. The Paint Stores Segment is identified with names such as Sherwin-Williams(R), SuperPaint(R), Pro Mar(R), EverClean(R), Glas-Clad(R), Perma-Clad(R), Old Quaker(R), and Con-Lux(R). The

Coatings Segment employs a variety of trade names and trademarks in marketing its products, such as Sherwin-Williams(R), Dutch Boy(R), Kem-Tone(R), Martin-Senour(R), Cuprinol(R), Old Quaker(R), H&C(R), White Lightning(R), Acme(R), Krylon(R), Standox(R), Rust Tough(R), Rubberset(R) and Dupli-Color(R).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole, the Automotive and Coatings Divisions' international operations derive a substantial part of their income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint products through 1996.

EMPLOYEES

     The Company employed approximately 18,500 persons at December 31, 1995.

ENVIRONMENTAL COMPLIANCE

     See Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 11 through 17 of this report, for further details on environmental compliance.

BUSINESS SEGMENTS
(MILLIONS OF DOLLARS)

                                                                1995        1994       1993
--------------------------------------------------------------------------------------------
NET EXTERNAL SALES
Paint Stores                                                   $ 2,131     $1,986     $1,830
Coatings                                                         1,129      1,100      1,105
Other                                                               14         14         14
--------------------------------------------------------------------------------------------
Segment totals                                                 $ 3,274     $3,100     $2,949
INTERSEGMENT TRANSFERS
Coatings                                                       $   801     $  720     $  655
Other                                                               19         18         17
--------------------------------------------------------------------------------------------
Segment totals                                                 $   820     $  738     $  672
OPERATING PROFITS
Paint Stores                                                   $   158     $  141     $  117
Coatings                                                           202        201        194
Other                                                               13          8          5
Corporate expenses -- net                                          (55)       (51)       (52)
--------------------------------------------------------------------------------------------
Income before income taxes                                     $   318     $  299     $  264
IDENTIFIABLE ASSETS
Paint Stores                                                   $   550     $  517     $  494
Coatings                                                           846        757        730
Other                                                               45         44         51
Corporate                                                          700        644        640
--------------------------------------------------------------------------------------------
Consolidated totals                                            $ 2,141     $1,962     $1,915
CAPITAL EXPENDITURES
Paint Stores                                                   $    29     $   26     $   29
Coatings                                                            68         46         28
Other                                                                4          1          1
Corporate                                                            7          6          5
--------------------------------------------------------------------------------------------
Consolidated totals                                            $   108     $   79     $   63
DEPRECIATION
Paint Stores                                                   $    24     $   23     $   21
Coatings                                                            31         30         27
Other                                                                2          3          3
Corporate                                                            6          5          4
--------------------------------------------------------------------------------------------
Consolidated totals                                            $    63     $   61     $   55

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

                                   Leased
                                     or
Manufacturing facilities           Owned
------------------------           ------
Anaheim, California                Owned
Baltimore, Maryland                Owned
Bedford Heights, Ohio              Owned
Bradenton, Florida                 Leased
Chicago, Illinois                  Owned
Coffeyville, Kansas                Owned
Columbus, Ohio                     Owned
Crisfield, Maryland                Leased
Deshler, Ohio                      Owned
Edison, New Jersey                 Owned
Elk Grove, Illinois                Owned
Emeryville, California             Owned
Fort Wayne, Indiana                Leased
Fountain Inn, South Carolina       Owned
Garland, Texas                     Owned
Greensboro, North Carolina (2)     Owned
Holland, Michigan                  Owned
Lawrenceville, Georgia             Owned
Morrow, Georgia                    Owned
Newark, New Jersey                 Owned
Orlando, Florida                   Owned
Richmond, Kentucky                 Owned
Victorville, California            Owned
Kingston, Jamaica                  Owned

                                   Leased
                                     or
Distribution facilities            Owned
-----------------------            ------
Bedford Heights, Ohio              Leased
Buford, Georgia                    Leased
Dayton Valley, Nevada              Owned
Effingham, Illinois                Leased
Fredericksburg, Pennsylvania       Owned
Hunt Valley, Maryland              Leased
Lagrange, Georgia                  Owned
Reno, Nevada                       Leased
Richmond, Kentucky                 Owned
Sparks, Nevada                     Leased
Waco, Texas                        Leased
Winter Haven, Florida              Owned
York, Pennsylvania                 Owned
Calgary, Alberta, Canada           Leased
Mississauga, Ontario, Canada       Leased
Richmond Hill, Ontario, Canada     Leased
Scarborough, Ontario, Canada       Owned
San Juan, Puerto Rico              Leased

     In addition, the Coatings Segment operates 143 company-operated automotive branches, of which 1 is owned, in the United States and Canada and 9 leased stores in Jamaica.

     There were 2,089 company-operated paint stores in the United States, Canada and Puerto Rico at December 31, 1995, which constitute the entire operations of the Paint Stores Segment. All stores are leased locations with 209 being leased from the Company's Retail Properties Division in the Other Segment. At the end of 1995, the Paint Stores Segment was comprised of four separate operating geographic divisions: the Mid Western Division with 582 stores primarily located in the midwestern and upper west coast states and western Canada; the Eastern Division which has 449 stores along the upper east coast and New England states and eastern Canada; the Southeastern Division which has 545 stores principally covering the lower east and gulf coast states and Puerto Rico; and the South Western Division with 513 stores in the plains and the lower west coast states. The Paint Stores Segment opened 59 new stores in 1995, closed 16, relocated 44, and re-merchandised 429, thereby completing the re-merchandising program which began in 1993.

     All property within the Other Segment is owned by the Company except for 2 land leases in the Retail Properties Division and one property lease in the Non-Retail Properties Division.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the current Executive Officers, the positions and offices with the Company held by them as of February 29, 1996 and the date when each was first elected or appointed an Executive
Officer:

                                                                              Date When
                                                                            First Elected
          Name               Age              Present Position               or Appointed
          ----               ---              ----------------              --------------
John G. Breen                61      Chairman and Chief Executive               1979
                                     Officer, Director
Thomas A. Commes             53      President and Chief Operating              1979
                                     Officer, Director
John L. Ault                 50      Vice President -- Corporate                1987
                                     Controller
Frank E. Butler              60      President & General Manager,               1994
                                     Coatings Division
Christopher M. Connor        39      President & General Manager,               1994
                                     Diversified Brands Division
Conway G. Ivy                54      Vice President -- Corporate                1979
                                     Planning and Development
T. Scott King                43      President & General Manager,               1994
                                     Consumer Brands Division
Thomas Kroeger               47      Vice President -- Human Resources          1987
John C. Macatee              44      President, Paint Stores Group              1994
Larry J. Pitorak             49      Senior Vice President -- Finance,          1978
                                     Treasurer and Chief Financial
                                     Officer
Joseph M. Scaminace          42      President & General Manager,               1994
                                     Automotive Division
Louis E. Stellato            45      Vice President, General Counsel and        1989
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

     Mr. Connor has served as President & General Manager, Diversified Brands Division (formerly Specialty Division) since April 1994 prior to which he served as Senior Vice President -- Marketing, Paint Stores Group commencing September 1992. From June 1986 to September 1992, Mr. Connor served as President & General Manager, Western Division, Paint Stores Group.

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

                      QUARTERLY STOCK PRICES AND DIVIDENDS

                                  Quarter      High         Low       Dividend
                                  --------------------------------------------
               1995                 1ST       $34.875     $32.000      $  .16
                                    2ND        38.000      33.375         .16
                                    3RD        37.125      34.125         .16
                                    4TH        41.500      34.375         .16
               1994                 1st       $35.750     $31.250      $  .14
                                    2nd        32.500      29.500         .14
                                    3rd        34.125      30.250         .14
                                    4th        33.375      29.750         .14

     The number of shareholders of record for Sherwin-Williams Common Stock, par value $1.00 each, as of January 31, 1996 was 12,074. The closing market value per share as listed on the New York Stock Exchange as of the close of business on January 31, 1996 was $42.125.

ITEM 6.   SELECTED FINANCIAL DATA
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                  1995       1994       1993       1992       1991
---------------------------------------------------------------------------------------------------
OPERATIONS
Net Sales                                        $3,274     $3,100     $2,949     $2,748     $2,541
Income before cumulative effects of changes
  in accounting methods                             201        187        165        145*       128
FINANCIAL POSITION
Total assets                                     $2,141     $1,962     $1,915     $1,730     $1,612
Long-term debt                                       24         20         38         60         72
PER COMMON SHARE DATA
Income before cumulative effects of changes
  in accounting methods                          $ 2.34     $ 2.15     $ 1.85     $ 1.63*    $ 1.45
Cash dividends                                      .64        .56        .50        .44        .42

* Includes a reduction, beginning January 1, 1992, for the additional expense of accruing postretirement benefits. Such additional expense was $5.7 million after income taxes ($.06 per share) in 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

-- Effective February 1, 1995, the Company acquired all outstanding shares of F.L.R. Paints, Incorporated thus acquiring the H&C(R) brand of high performance concrete stains and sealers.

-- Effective August 29, 1995, the Company acquired the assets of Con-Lux Coatings, Inc., a manufacturer of environmentally-compliant, high performance chemical coatings, industrial maintenance and architectural finish products.

-- Effective November 1, 1995, the Company acquired the assets of White Lightning Products Corp., a manufacturer of high quality caulks and sealants.

-- Effective December 1, 1995, the Company acquired its licensee, Sherwin-Williams Argentina I.y C.S.A., one of the top three paint companies in the Argentine decorative coatings market.

-- During the fourth quarter of 1995, an Agreement and Plan of Merger to acquire all outstanding shares of common stock, at a price of $35 per share, was entered into with Pratt & Lambert United, Inc. (Pratt & Lambert), a manufacturer of coatings and adhesives sold to independent dealers, mass merchandisers, home centers and specialty markets. On January 10, 1996, the merger was effected, making Pratt & Lambert a wholly-owned subsidiary of the Company.

FINANCIAL CONDITION -- 1995

     The Company generated more than $282.7 million in cash flow from operations during 1995 and ended the year financially strong. The Company's financial strength entering 1995 and the year's cash flow allowed us to take advantage of the opportunity to make several key acquisitions and to increase the Company's investments in property and equipment which enhance manufacturing and distribution efficiency. The Consolidated Balance Sheets and Statements of Consolidated Cash Flows, on pages 23 and 24 of this report, present more detail of the Company's strong financial position and operating cash flow. Cash and short-term investments increased $18.1 million to $269.5 million at December 31, 1995. Increases and decreases in other components of working capital occurred primarily due to increased sales and moderate increases in manufacturing activity. Total assets grew by $179 million during 1995 to $2.1 billion. The current ratio of 2.0 remained constant at December 31, 1995 and 1994.

     Net property, plant and equipment increased $47.2 million from 1994. Capital expenditures of $108.4 million and fixed assets acquired of $9.4 million were partially offset by depreciation expense of $62.9 million and certain retirements of assets. Capital expenditures in 1995 were principally for the opening, remodeling or relocating of paint stores, the construction of distribution service centers and the upgrading of manufacturing facilities and research sites. Capital expenditures increased in the Paint Stores Segment during 1995 primarily due to increased store openings. In the Coatings Segment, capital expenditures increased due to completing the distribution service centers in Fredericksburg, Pennsylvania and Richmond, Kentucky and costs of the new powder coatings manufacturing facility currently under construction in Harrisburg, Pennsylvania. Capital expenditures also increased in the Other Segment primarily due to renovation costs at certain of the Company's managed properties. In 1996, the most significant capital expenditures planned relate to installation of new point-of-sale terminals in the Company's paint stores and improvements to a manufacturing facility of S-W Brazil. We plan to continue investing strategically in upgrading or expanding existing facilities, including those obtained through acquisition. We do not anticipate the need for any specific external financing to support our capital programs.

     Intangible assets and other long-term investments associated with acquisitions, including the Company's investment in its unconsolidated subsidiary in Argentina, accounted for the majority of the increase in other long-term assets. Intangible assets acquired during 1995 of $31.8 million exceeded 1995 amortization expense of $15.0 million. The balance of deferred pension assets of $233.6 million at December 31, 1995 represents the excess fair market value of the assets of the defined benefit pension plans over the actuarially-determined projected benefit obligations. The 1995 increase represents the recognition of the current year net pension credit, whose components are further described in Note 6 on page 30 of this report. Due to decreased interest rates on high-quality, long-term investments, the assumed discount rate used in computing the actuarial present value of the benefit obligations of these plans was lowered to 7.25 percent at December 31, 1995, thereby increasing the unrecognized net loss of the plans. The unrecognized net loss represents the cumulative unamortized portion of items deferred in previous years due to changes in assumptions or actual results which differed from estimates in those years. These items are amortized as a component of the net pension credit over the average remaining service lives of the employees in the plans beginning in the year following their deferral. The actual return on plan assets of the defined benefit pension plans during 1995 exceeded the assumed asset earnings rate primarily due to actual returns realized on equity investments. These excess earnings are also deferred, causing an offsetting decrease to the cumulative unrecognized net loss amount. The effects of these changes, combined with an increased asset base, will increase the net pension credit in the coming year.

     The increase in long-term debt at December 31, 1995 was primarily due to debt incurred on several 1995 acquisitions. Debt may be added to the Company balance sheet if it exists on an acquired company and cannot be retired or if debt instruments are issued to defer a portion of the purchase price provided the seller. The Company did not incur any short-term borrowings during 1995 nor incur any borrowings to finance current operations. As more fully explained in
Note 8, on page 33 of this report, the Company arranged additional financing flexibility during 1995. In addition, in early 1996, the Company increased the value of its commercial paper program to $600,000 and increased the value of its shelf registration of debt securities to $450,000. Certain short-term borrowings were incurred in January 1996 for the acquisition of Pratt & Lambert shares as explained below and in Note 2, on page 28 of this report. It is expected that the Company will remain in a borrowing position throughout 1996.

     The long-term liability for postretirement benefits increased from the excess of the net postretirement benefit expense, as determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, over the costs for benefit claims incurred. The current portion of the accrued postretirement benefit liability, amounting to $8.2 million at December 31, 1995, is included in other accruals. Similar to the change in assumptions of the Company's defined benefit pension plans, the assumed discount rate used to calculate the actuarial present value of the accumulated postretirement benefit obligation was lowered to 7.25 percent at December 31, 1995, causing a cumulative unrecognized net loss for the postretirement plan. The effect of this change on the net postretirement benefit expense for 1996 will be negligible as the cumulative unrecognized net loss is below the threshold for required amortization. Plan amendments made January 1, 1993 significantly reduced the accumulated postretirement benefit obligation at that date, creating an unrecognized prior service credit. The reduction of the annual postretirement benefit expense for these amendments began in 1993 and will continue through 2004. See Note 7, on page 31 of this report, for additional information concerning the Company's postretirement benefit obligations.

     Other long-term liabilities include accruals for environmental-related liabilities and other non-current items. The decrease in these liabilities at December 31, 1995 is due to the fulfillment of certain obligations during 1995 and the reclassification of certain amounts to current liabilities. See Note 10, on page 34 of this report, for additional information concerning the Company's other long-term liabilities.

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

     In the opinion of the Company's management, any potential liability ultimately attributed to the Company for its environmental-related matters will not have a material adverse effect on the Company's financial condition, liquidity, cash flow or, except as set forth in the preceding paragraph, net income. See Note 10, on page 34 of this report, for discussion of the environmental-related accruals included in the Company's consolidated balance sheets.

     Capital expenditures and expenses for ongoing environmental compliance measures are included in the normal operating expenses of conducting business. The Company's capital expenditures and other expenses for ongoing environmental compliance measures were not material to the Company's financial condition or net income during 1995, and the Company does not expect such capital expenditures and other expenses to be material to the Company's financial condition or net income in the future.

     Shareholders' equity increased $158.8 million during 1995 due primarily to current year net income offset partially by dividends paid to shareholders. The Company acquired 411,300 shares of its common stock in addition to shares received in exchange for stock issued in accordance with the Company's stock plans. Treasury stock amounting to 385,572 shares was issued to acquire the assets of White Lightning Products Corp. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of stock in the future. See the Statements of Consolidated Shareholders' Equity, on page 25 of this report, and Note 12, on page 35 of this report, for equity and capital stock detail.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accounting for assets to be disposed is also addressed by SFAS No. 121. The Company will adopt SFAS No. 121 during 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

     At a meeting held February 21, 1996, the Board of Directors increased the quarterly dividend to $.175 per share. This represents the seventeenth consecutive increase and a compounded rate of increase of 28.9 percent since the dividend was reinstated in the fourth quarter of 1979. The 1995 annual dividend of $.64 per share marked the sixteenth consecutive year that the dividend approximated our payout ratio target of 30 percent of the prior year's earnings.

     The 1996 acquisition of Pratt & Lambert shares, for an approximate purchase price of $400 million, will impact the short-term borrowing position of the Company. The Company financed the merger through the use of available cash, a $50 million floating term note and other available sources of financing. The floating term note is accompanied by a two-year interest rate swap agreement. The swap agreement involves the exchange of fixed and floating rate interest payment obligations based upon a $50 million notional amount. Any market risk of the swap agreement related to the fluctuation in interest rates will be offset by a change to the interest payment obligation on the Company's floating term note. Preliminary estimates of the fair market value of the net assets to be recorded pursuant to the merger will approximate $58.3 million, with approximately $337.6 million recorded as goodwill. These estimates are tentative, pending completion of final appraisals. The goodwill ultimately recorded for the purchase will be amortized over its estimated life. Immediately after the merger, the Company repaid approximately $95 million of Pratt & Lambert's outstanding debt via issuance of short-term commercial paper. See Note 2, on page 28 of this report, for further details of the merger, subsequent debt repayment and related interest rate swap agreement.

RESULTS OF OPERATIONS -- 1995 VS 1994

     Consolidated net sales increased 5.6 percent, to $3.27 billion, over 1994 due primarily to volume and price increases in the Paint Stores Segment.

     Sales in the Paint Stores Segment increased 7.3 percent for the year as all divisions achieved sales improvements, particularly in paint and paint-related product lines. Comparable store sales increased 6.5 percent. Increased paint gallons sold to wholesale customers, which includes professional painters, contractors, and industrial and commercial maintenance accounts, generated the majority of the sales increase. Volume sales to retail customers remained sluggish. Selling price increases implemented to partially offset increased raw materials costs also contributed to the sales improvements.

     External sales in the Coatings Segment increased 2.7 percent over 1994. The Consumer Brands Division was the primary contributor to this sales increase due to increased gallon sales, particularly in its Dutch Boy(R) brand. In the Automotive Division, sales increases in the automotive branches were partially offset by declines in two of its major product lines which resulted from soft automotive aftermarket sales throughout 1995. Reduced consumer demand in the custom, automotive and industrial markets led to flat sales as compared to 1994 in the Diversified Brands Division. Revenue for the real estate operations in the Other Segment increased slightly for the year.

     Consolidated gross profit as a percent of sales was slightly lower than 1994, decreasing to 42.7 percent from 42.8 percent. Margins increased slightly in the Paint Stores Segment due to gallon sales improvement combined with successful implementation of supplemental selling price increases during the year to partially offset increased costs for raw materials. The Coatings Segment's margins were lower than 1994 due to the adverse effects of raw material cost increases combined with a sales mix toward lower-margin products in the Automotive Division and production volume decreases in the Diversified Brands Division.

     Consolidated selling, general and administrative expenses as a percent of sales declined to 32.8 percent from 32.9 percent in 1994. The Paint Stores Segment carefully contained SG&A spending throughout 1995, leading to favorable SG&A costs as a percent of sales. The Coatings Segment's SG&A expenses as a percent of sales were higher than 1994 primarily due to increased market penetration costs for new customers in the Consumer Brands Division and to the marginally higher sales amount.

     Consolidated operating profits increased 4.0 percent in 1995. In the Paint Stores Segment, operating profits increased 12.7 percent over 1994 due to increased volume and controlled SG&A spending. Operating profits in the Coatings Segment improved 0.6 percent for the year. Increased raw material costs during 1995 combined with moderate production volume increases adversely impacted this Segment's results. The operating profits of the Other Segment increased in 1995 due primarily to reduced interest expense on average long-term debt allocable to its real estate operations combined with provisions incurred in 1994 for disposition of certain non-retail properties. Corporate expenses increased in 1995 due primarily to various environmental and disposition provisions which are not directly associated with or allocable to any individual segment. Refer to pages 1 through 7 of this report for additional Business Segment information.

     Interest expense decreased 21.3 percent for the year due to reduced average long-term debt resulting from normal maturities and 1994 debt purchases. As a result, interest coverage increased to 126.8 times from 93.8 times in 1994. Our fixed charge coverage, which is calculated using interest and rent expense, improved to 4.2 times from 4.1 times in 1994.

     Interest and net investment income increased 40.1 percent in 1995 due primarily to increased investment yields. Other costs and expenses decreased in 1995 primarily due to increased dividends and a net reduction of other expenses as more fully described in Note 4 on page 29 of this report. The effective income tax rate decreased in 1995, as shown in Note 14 on page 36 of this report, primarily due to increased tax-exempt investment vehicles.

     Net income increased 7.5 percent in 1995 to $200.7 million from $186.6 million in 1994. Net income per share increased 8.8 percent to $2.34 from $2.15.

     We believe that the acquisition of Pratt & Lambert has long-term strategic benefits for the Company and will be essentially earnings neutral for the year 1996.

RESULTS OF OPERATIONS -- 1994 VS 1993

     Consolidated net sales increased in 1994 by $150.8 million to $3.1 billion, an increase of 5.1 percent. The growth in sales was driven primarily by gains in the Paint Stores Segment.

     The Paint Stores Segment realized an 8.5 percent sales increase, despite continued sluggish retail sales, as all operating divisions achieved sales results better than the results of 1993. Comparable-store sales increased 7.8 percent. Strong emphasis was placed on store level pricing discipline, however, continued competitive pressures allowed the implementation of only selective price increases during the year. Most of the Segment's sales increase resulted from increased paint gallons sold to wholesale customers, complemented by wholesale sales increases in most other major product lines.

     Sales of the Coatings Segment were essentially flat for 1994. Reduced demand by certain large customers as they adjusted their inventories downward affected many of the divisions within the Segment. The Consumer Brands Division also was impacted by the loss of a portion of the business of a home center account. New customers added to our distribution base during 1994 partially offset the effect of the above declines. Improved 1994 sales for the Automotive Division resulted primarily from sales growth in its branch distribution network and strong gains at original equipment manufacturers. Krylon(R) branded products provided the primary impetus for the improved sales results of the Diversified Brands Division.

     Consolidated gross profit dollars were 6.0 percent higher than 1993 while gross profit as a percent of sales increased to 42.8 percent from 42.5 percent in 1993. The Paint Stores Segment's 1994 gross margin remained constant in comparison to 1993. Despite continued sales mix shifts to lower-margin items in the Diversified Brands and Automotive Divisions, manufacturing efficiencies, stable raw material costs for most of the year, cost containment and a favorable sales mix in the Segment's other divisions led to an increase in the Coatings Segment's 1994 gross margin.

     Consolidated selling, general and administrative expenses decreased as a percent of sales to 32.9 percent from 33.3 percent in 1993. The Paint Stores Segment's SG&A costs as a percent of sales were below 1993 due primarily to containment of selling and administrative expenses combined with the sales gain achieved. The Coatings Segment's SG&A expenditures were approximately the same in 1994 as in 1993. Due to this segment's flat sales, a slight increase in SG&A costs as a percent of sales resulted.

     As a result of the above, consolidated operating profits increased 14.0 percent over 1993. The Paint Stores Segment's operating profits improved 20.3 percent due primarily to volume gains and the containment of SG&A costs. Despite sluggish sales, the Coatings Segment's operating profits increased 3.4 percent due primarily to the favorable edge in gross margin. The operating profits of the Other Segment increased in comparison to 1993 due primarily to reduced interest expense on long-term debt allocable to the real estate operations as a result of various debt purchases. Corporate expenses, which are not directly associated with or allocable to any operating segment, were approximately the same as 1993.

     Total interest expense decreased 50.1 percent from 1993 due to purchases of long-term debt and normal maturities. Correspondingly, our interest coverage improved to 93.8 times in 1994 compared to 42.0 times in 1993. Our fixed charge coverage, which is calculated using interest and rent expense, improved to 4.1 times in 1994 versus 3.7 times in 1993.

     Interest and net investment income increased 17.1 percent to $8.2 million primarily as a result of increased investment yields partially offset by reduced cash and short-term investment balances resulting primarily from the purchase of common stock for treasury purposes during the year. Other costs and expenses increased in 1994 primarily due to increased costs related to financing and investing activities which are further explained in Note 4 on page 29 of this report. As shown in Note 14, on page 36 of this report, the effective income tax rate remained the same in 1994 as in 1993.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 1995, 1994 and 1993, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed at Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 1995, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents farily, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Cleveland, Ohio
January 19, 1996

REPORT OF MANAGEMENT

Shareholders
The Sherwin-Williams Company

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 1995, 1994 and 1993. The primary responsibility for the integrity of the financial information rests with management. This information is prepared in accordance with generally accepted accounting principles based upon our best estimates and judgments and giving due consideration to materiality.

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

/s/ J. G. Breen                 /s/ L. J. Pitorak                        /s/ J. L. Ault
J. G. Breen                     L. J. Pitorak                            J. L. Ault
Chairman and                    Senior Vice President -- Finance,        Vice President --
Chief Executive Officer         Treasurer and Chief Financial Officer    Corporate Controller

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS

     None

                                    PART IV

ITEM 14.   FINANCIAL STATEMENT SCHEDULE, REPORTS ON FORM 8-K AND EXHIBITS

(a)
     (1)   Financial Statements
           (i)   Statements of Consolidated Income for the Years Ended December 31, 1995, 1994
                 and 1993
           (ii)  Consolidated Balance Sheets at December 31, 1995, 1994 and 1993
           (iii) Statements of Consolidated Cash Flows for the Years Ended December 31, 1995,
                 1994 and 1993
           (iv)  Statements of Consolidated Shareholders' Equity for the Years Ended December
                 31, 1995, 1994 and 1993
           (v)   Notes to Consolidated Financial Statements for the Years Ended December 31,
                 1995, 1994 and 1993
     (2)   Financial Statement Schedule
                 Financial Schedule No. II for the Years Ended December 31, 1995, 1994 and 1993
                 -- All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
     (3)   Exhibits
                 See Exhibit Index at page 41 of this report which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                       STATEMENTS OF CONSOLIDATED INCOME

                  (Thousands of Dollars Except Per Share Data)

                                                    1995            1994           1993
------------------------------------------------------------------------------------------
Net sales                                         $3,273,819     $3,100,069     $2,949,303
Costs and expenses:
     Cost of goods sold                            1,877,083      1,772,671      1,696,959
     Selling, general and administrative
       expenses                                    1,075,442      1,018,470        981,268
     Interest expense                                  2,532          3,217          6,453
     Interest and net investment income              (11,518)        (8,222)        (7,020)
     Other                                            11,782         15,420          7,279
------------------------------------------------------------------------------------------
                                                   2,955,321      2,801,556      2,684,939
------------------------------------------------------------------------------------------
Income before income taxes                           318,498        298,513        264,364
Income taxes                                         117,844        111,942         99,137
------------------------------------------------------------------------------------------
Net income                                        $  200,654     $  186,571     $  165,227
===========================================================================================
Net income per share                              $     2.34     $     2.15     $     1.85
===========================================================================================

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                                    1995            1994           1993
------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $  249,484     $  251,415     $  230,092
  Short-term investments                              20,000                        39,700
  Accounts receivable, less allowance                334,304        310,984        297,527
  Inventories:
     Finished goods                                  395,817        396,299        371,572
     Work in process and raw materials                67,270         62,921         57,346
------------------------------------------------------------------------------------------
                                                     463,087        459,220        428,918
  Deferred income taxes                               71,583         73,956         58,705
  Other current assets                               100,440         93,049         96,145
------------------------------------------------------------------------------------------
     Total current assets                          1,238,898      1,188,624      1,151,087
Deferred pension assets                              233,574        225,962        214,583
Intangibles and other assets                         212,224        138,243        154,925
Property, plant and equipment:
  Land                                                45,203         42,211         45,487
  Buildings                                          282,011        227,390        219,395
  Machinery and equipment                            629,786        596,878        556,694
  Construction in progress                            30,434         26,074         17,178
------------------------------------------------------------------------------------------
                                                     987,434        892,553        838,754
  Less allowances for depreciation                   531,077        483,351        444,684
------------------------------------------------------------------------------------------
                                                     456,357        409,202        394,070
------------------------------------------------------------------------------------------
Total Assets                                      $2,141,053     $1,962,031     $1,914,665
===========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  276,863     $  258,930     $  254,997
  Compensation and taxes withheld                     78,148         79,110         71,476
  Other accruals                                     232,035        218,240        187,324
  Accrued taxes                                       31,891         40,768         39,804
------------------------------------------------------------------------------------------
     Total current liabilities                       618,937        597,048        553,601
Long-term debt                                        24,018         20,465         37,901
Postretirement benefits other than pensions          175,766        172,114        166,025
Other long-term liabilities                          110,206        119,060        123,967
Shareholders' equity:
  Common stock -- $1.00 par value:
     85,454,813, 84,825,830 and 88,506,337
     shares outstanding at December 31, 1995,
     1994 and 1993, respectively                     101,110        100,370         99,994
  Other capital                                      182,311        159,562        150,203
  Retained earnings                                1,242,167      1,096,066        957,858
  Cumulative foreign currency translation
     adjustment                                      (20,657)       (20,006)       (20,384)
  Treasury stock, at cost                           (292,805)      (282,648)      (154,500)
------------------------------------------------------------------------------------------
     Total shareholders' equity                    1,212,126      1,053,344      1,033,171
------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $2,141,053     $1,962,031     $1,914,665
===========================================================================================

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (Thousands of Dollars)

                                                    1995          1994          1993
---------------------------------------------------------------------------------------
OPERATIONS
Net income                                        $ 200,654     $ 186,571     $ 165,227
Non-cash adjustments:
  Depreciation                                       62,947        60,571        55,063
  Deferred income tax expense                        (3,316)      (18,329)      (21,873)
  Provisions for disposition of operations            6,267         5,712         4,916
  Provisions for environmental remediation           10,136        14,400         7,059
  Amortization of intangible assets                  14,971        13,153        13,753
  Defined benefit pension plans net credit           (7,612)      (11,379)      (16,113)
  Net increase in postretirement liability            3,652         5,139         2,921
  Other                                              10,077        15,099        23,746
Change in current items -- net:
  Increase in accounts receivable                   (19,571)      (13,836)      (26,106)
  Decrease (increase) in inventories                  3,922       (28,748)      (19,553)
  Increase in accounts payable                       17,283         3,933        23,458
  Increase (decrease) in accrued taxes               (8,877)          964        16,697
  Increase in accrued employee welfare costs          8,246         6,991        14,957
  Other current items                               (13,066)       19,751        13,067
Costs incurred for disposition of operations         (4,703)       (6,949)       (5,767)
Other                                                 1,715        (2,520)        4,528
---------------------------------------------------------------------------------------
     Net operating cash                             282,725       250,523       255,980
---------------------------------------------------------------------------------------
INVESTING
Capital expenditures                               (108,392)      (78,660)      (62,985)
Decrease (increase) in short-term investments       (20,000)       39,700       (36,689)
Acquisitions of assets                              (72,349)       (9,215)       (3,157)
Increase in other investments                       (27,250)
Other                                                 2,189         7,806        (5,213)
---------------------------------------------------------------------------------------
     Net investing cash                            (225,802)      (40,369)     (108,044)
---------------------------------------------------------------------------------------
FINANCING
Payments of long-term debt                             (804)      (19,607)      (33,711)
Payments of cash dividends                          (54,553)      (48,363)      (44,373)
Proceeds from stock options exercised                11,104         6,301         9,535
Purchases of stock for treasury                     (17,367)     (128,148)      (16,144)
Other                                                 2,766           986         2,148
---------------------------------------------------------------------------------------
     Net financing cash                             (58,854)     (188,831)      (82,545)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                        (1,931)       21,323        65,391
Cash and cash equivalents at beginning of
  year                                              251,415       230,092       164,701
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of year          $ 249,484     $ 251,415     $ 230,092
=======================================================================================
Taxes paid on income                              $ 122,687     $ 132,573     $ 102,513
Interest paid on debt                                 2,526         3,314         7,886
---------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                             (Thousands of Dollars)

                                                                              Cumulative
                                      Common        Other       Retained      Translation Treasury
                                      Stock        Capital      Earnings      Adjustment   Stock
--------------------------------------------------------------------------------------------------
Balance at January 1, 1993          $   99,374     $134,901     $ 828,851     $(18,923)  $(138,356)
Treasury stock acquired                                                                    (13,841)
Stock issued                               620       15,302                                 (2,303)
Net income                                                        165,227
Cash dividends -- $.50 per share                                  (44,373)
Increase in unfunded pension
  losses -- net of taxes                                            8,153
Current year translation adjustment                                            (1,461)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1993            99,994      150,203       957,858     (20,384)    (154,500)
Treasury stock acquired                                                                   (126,794)
Stock issued                               376        9,359                                 (1,354)
Net income                                                        186,571
Cash dividends -- $.56 per share                                  (48,363)
Current year translation adjustment                                               378
--------------------------------------------------------------------------------------------------
Balance at December 31, 1994           100,370      159,562     1,096,066     (20,006)    (282,648)
Treasury stock acquired                                                                    (14,404)
Stock issued                               740       22,749                                  4,247
Net income                                                        200,654
Cash dividends -- $.64 per share                                  (54,553)
Current year translation adjustment                                              (651)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1995        $  101,110     $182,311     $1,242,167    $(20,657)  $(292,805)
==================================================================================================

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

Nature of operations. The Company is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily in North America.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Environmental Matters. Capital expenditures for ongoing environmental compliance measures are recorded in the consolidated balance sheets and related expenses are included in the normal operating expenses of conducting business. The Company is involved with environmental compliance and remediation activities at some of its current and former sites and at a number of third-party sites. The Company accrues for certain environmental remediation activities for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. All accrued amounts are recorded on an undiscounted basis. See Note 4 and Note 10 for discussion of the environmental-related expense and accruals included in the financial statements.

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

Intangibles. Intangible assets were $122,862, $105,821 and $115,765, net of accumulated amortization of $65,114, $62,744 and $49,562, at December 31, 1995, 1994 and 1993, respectively. These assets are amortized by the straight-line method over the expected period of benefit. The Company reviews such assets for impairment and revises the related estimated remaining lives if necessary.

Technical expenditures. Total technical expenditures include research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $17,238, $16,319 and $17,190 for 1995, 1994 and 1993, respectively.

Advertising expenses. The cost of advertising is expensed as incurred. The Company incurred $152,588, $148,973 and $144,778 in advertising costs during 1995, 1994 and 1993, respectively.

Impact of Recently Issued Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Net income per share. Net income per share was computed based on the average number of shares and share equivalents outstanding during the year. See computation on page 43 of this report.

Letters of credit. The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements, which expire in 1996, provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $17,075, $20,091 and $24,656 at December 31, 1995, 1994 and 1993,
respectively.

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

                                                                       December 31,
    -----------------------------------------------------------------------------------------
                                                               1995        1994        1993
    -----------------------------------------------------------------------------------------
    Carrying amount                                           $34,085     $37,726     $38,064
    Fair value                                                 34,709      37,668      43,235
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

                                                             December 31,
    ---------------------------------------------------------------------------------------------
                                            1995                 1994                 1993
    ---------------------------------------------------------------------------------------------
                                     CARRYING    FAIR     Carrying    Fair     Carrying    Fair
                                      AMOUNT     VALUE     Amount     Value     Amount     Value
    ---------------------------------------------------------------------------------------------
    Publicly traded debt             $ 15,900   $20,065   $16,077    $17,643   $29,235    $37,071
    Non-traded debt                     8,715     6,162     5,083      3,243    10,084      7,446
    ---------------------------------------------------------------------------------------------

     Interest rate swaps: The Company occasionally enters into interest rate swaps primarily to hedge against interest rate risks. These agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

          The fair values for the Company's off-balance-sheet instruments, shown below, are based on pricing models or formulas using current assumptions for comparable instruments. All fair value amounts shown represent a liability position at the respective date.

                                                                        December 31,
    -----------------------------------------------------------------------------------------
                                                                1995        1994       1993
    -----------------------------------------------------------------------------------------
    Carrying amount                                            $ 1,275     $1,802     $ 2,309
    Fair value                                                     943      1,996       1,094
    Notional amount                                              9,711      9,446      35,009
    Number of agreements outstanding                                 1          1           2
    -----------------------------------------------------------------------------------------

     Non-traded investments: It was not practicable to estimate the fair value of the Company's investment in certain non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts, included in other assets, of $31,491, $18,829 and $25,778 at December 31, 1995, 1994 and
     1993, respectively, represent the Company's best estimate of current economic values of these investments.

Reclassification. Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

NOTE 2 -- SUBSEQUENT EVENTS

     Acquisition. Effective January 8, 1996, the Company accepted for payment 10,825,550 shares of common stock (or approximately 96.3% of the total shares outstanding) of Pratt & Lambert United, Inc. (Pratt & Lambert) pursuant to a cash tender offer commenced on November 9, 1995 pursuant to the Agreement and Plan of Merger dated as of November 4, 1995 (Merger Agreement) entered into between the Company, SWACQ, Inc. (a wholly-owned subsidiary of the Company) and Pratt & Lambert. The terms of the Merger Agreement provided that the Company would acquire all of the outstanding shares of Pratt & Lambert for a cash price of $35 per share, or a total purchase price of approximately $400,000. Pursuant to the laws of the State of New York, the merger was effected on January 10, 1996 (merger date) without a vote of the shareholders. Effective on the merger date, SWACQ, Inc. was merged into Pratt & Lambert, making Pratt & Lambert a wholly-owned subsidiary of the Company. As a result of the merger, all shares not tendered were converted into the right to receive $35 per share in cash, without interest.

     The acquisition was financed through the use of available cash, a $50,000 floating term note and other available sources of financing. The floating term note is accompanied by a two-year interest rate swap agreement which involves the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amount. The notional amount upon which the interest is based is $50,000. Any market risk of the swap agreement related to the fluctuation in interest rates will be offset by a change to the interest payment obligation on the Company's floating term note.

     The merger will be accounted for under the purchase method of accounting, and the results of operations of Pratt & Lambert will be included in the results of operations of the Company beginning in 1996. Pratt & Lambert is principally engaged in the production and sale of coatings and adhesives to the dealer, mass merchandiser, home center and specialty markets. In August 1994, Pratt & Lambert, Inc. merged with United Coatings, Inc., a supplier primarily to the mass merchant market. Pratt & Lambert's annual sales during 1995 were approximately $479,000.

     Debt Repayment. Subsequent to the merger, the Company repaid approximately $95,000 of Pratt & Lambert's outstanding debt. The debt repayment was financed through the issuance of short-term commercial paper. Depending on cash flows and market conditions in 1996, a portion of the short-term commercial paper may be refinanced into long-term debt.

NOTE 3 -- INVENTORIES

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

                                                              1995          1994         1993
-----------------------------------------------------------------------------------------------
Percentage of total inventories on LIFO                           97%          97%          97%
Excess of FIFO and average cost over LIFO                   $ 102,725     $ 80,199     $ 80,094
Increase (decrease) in net income due to LIFO                 (14,642)         (68)       2,217
Increase (decrease) in net income per share due to LIFO          (.17)          --          .02
-----------------------------------------------------------------------------------------------

NOTE 4 -- OTHER COSTS AND EXPENSES

     A summary of significant items included in other costs and expenses is as follows:

                                                              1995          1994         1993
-----------------------------------------------------------------------------------------------
Dividend and royalty income                                 $ (10,433)    $ (7,500)    $ (5,445)
Net expense of financing and investing activities               9,376       12,660        4,155
Provisions for environmental remediation                       10,136        4,700        6,059
Provisions for disposition and termination of
  operations (see Note 5)                                       1,007        1,812          916
Miscellaneous                                                   1,696        3,748        1,594
-----------------------------------------------------------------------------------------------
                                                            $  11,782     $ 15,420     $  7,279
===============================================================================================

     The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the premium associated with the retirement or acquisition of certain outstanding
9.875 percent debentures during 1993 and 1994, and, in 1994 and 1995, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance.

     During the three years ended December 31, 1995, provisions for environmental remediation reflect the increased estimated costs of environmental-related matters at current, former and third-party sites (see Note
10).

NOTE 5 -- DISPOSITION AND TERMINATION OF OPERATIONS

     The Company is continually re-evaluating its operating facilities with regard to the long-term strategic goals established by management and the board of directors. Operating facilities which are not expected to sufficiently contribute to the Company's future plans are closed or sold.

     At the time of the decision to close or sell a facility, a provision is made and the expense included in other costs and expenses to reduce property, plant and equipment to its estimated net realizable value. Similarly, provisions are made which reduce all other assets to their estimated net realizable values and provide for all qualified exit costs such as lease cancellation penalties, post-closure rent expenses and incremental post-closure expenses, and the estimated costs of employee termination benefits if management has approved a termination plan and communicated such plan to the affected employees. The expenses associated with the provisions for such exit costs and termination benefits are included in cost of goods sold. Adjustments to all previous accruals, as closure or disposition occurs, are included in other costs and expenses. In prior years, the provisions for disposition, actual costs and accruals balances in the table below included certain amounts for environmental-related matters. All such matters are now disclosed together in Note 10.

     The provisions made in 1995 represent the reduction to net realizable value for certain assets and exit costs associated with closing certain warehouses due to distribution consolidations within the Company. In 1994, provisions were made for the closing of certain warehouses which were replaced during 1995 by larger, more efficient facilities. In 1993, provisions were made for the closing of certain warehouses, small manufacturing facilities and selected unprofitable retail paint stores as part of production and distribution consolidations.

     A summary of the financial data related to the closing or sale of the facilities is as follows:

                                                               1995         1994         1993
-----------------------------------------------------------------------------------------------
Beginning accruals -- January 1                              $ 25,982     $ 26,110     $ 25,722
Provisions included in cost of goods sold                       5,260        3,900        4,000
Provisions and adjustments to prior accruals included in
  costs and expenses -- other                                   1,007        1,812          916
-----------------------------------------------------------------------------------------------
     Total provisions                                           6,267        5,712        4,916
Actual costs incurred                                          (4,704)      (5,840)      (4,528)
-----------------------------------------------------------------------------------------------
Ending accruals -- December 31                               $ 27,545     $ 25,982     $ 26,110
===============================================================================================
Net after-tax provision                                      $  4,073     $  3,713     $  3,195
Net after-tax provision per share                            $    .05     $    .04     $    .04
-----------------------------------------------------------------------------------------------

NOTE 6--PENSION BENEFITS

     Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans. Defined benefit plans covering salaried employees provide benefits that are based primarily on years of service and employees' compensation. The defined benefit plan covering hourly employees generally provides benefits of stated amounts for each year of service. Multi-employer plans are primarily defined benefit plans which provide benefits of stated amounts for union employees. The Company's funding policy for defined benefit pension plans is to fund at least the minimum annual contribution required by applicable regulations. Plan assets consist primarily of cash, equity and fixed-income securities. There were 969,400 shares of the Company's stock included in these assets at December 31, 1995, 1994 and 1993.

     Due to decreased rates of high-quality long-term investments, the assumed discount rate was changed December 31, 1995, increasing the projected benefit obligation. The decreased interest rates during 1995 positively impacted the return on plan assets in the defined benefit pension trusts. The effect of the change in the assumed discount rate and the increased earnings on plan assets resulted in a net decrease in the unrecognized net loss, whose amortization will be reduced beginning in 1996. Changes in the assumed discount rate and rate of return on plan assets at December 31, 1994 and 1993 previously increased the unrecognized net loss, whose amortization in 1995 and 1994, respectively, reduced the net pension credit.

     The net pension credit for defined benefit plans and its components was as follows:

                                                          1995           1994           1993
-----------------------------------------------------------------------------------------------
Service cost                                           $    2,401     $    2,800     $    2,489
Interest cost                                               8,929          8,402          8,299
Actual return on plan assets                              (53,926)         7,418        (25,731)
Net amortization and deferral                              34,984        (29,999)        (1,170)
-----------------------------------------------------------------------------------------------
Net pension credit                                     $   (7,612)    $  (11,379)    $  (16,113)
===============================================================================================

     Based on the latest actuarial information available, the following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets for the defined benefit pension plans:

                                                          1995           1994           1993
-----------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
     Vested benefit obligation                         $ (116,335)    $ (103,860)    $ (105,530)
     Accumulated benefit obligation                    $ (118,585)    $ (105,480)    $ (107,530)
     Projected benefit obligation                      $ (128,335)    $ (111,650)    $ (117,970)
Plan assets at fair value                                 323,216        277,841        293,076
-----------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                              194,881        166,191        175,106
Unrecognized net asset at January 1, 1986, net of
  amortization                                             (9,865)       (12,787)       (15,708)
Unrecognized prior service cost                               393            441          1,201
Unrecognized net loss                                      48,165         72,117         53,984
-----------------------------------------------------------------------------------------------
Deferred pension assets recognized in the
  consolidated balance sheets                          $  233,574     $  225,962     $  214,583
===============================================================================================
Assumptions used in determining actuarial present
  value of benefit obligations:
     Discount rate                                          7.25%          8.25%          7.25%
     Weighted-average rate of increase in future
       compensation levels                                  5.00%          5.00%          5.00%
     Long-term rate of return on plan assets                8.50%          8.50%          8.50%
-----------------------------------------------------------------------------------------------

     The Company's annual contribution for its defined contribution pension plans, which is based on a level percentage of compensation for covered employees, offset the pension credit by $20,326 for 1995, $20,193 for 1994 and $19,809 for 1993. The cost of multiemployer and foreign plans charged to income was immaterial for the three years ended December 31, 1995.

NOTE 7 -- BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits under company-sponsored plans for active and retired employees. The health care plans are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 14,823, 14,160 and 13,883 active employees entitled to receive benefits under these plans as of December 31, 1995, 1994 and 1993, respectively. The cost of these benefits for active employees is recognized as claims are incurred and amounted to $37,194, $32,694 and $35,597 for 1995, 1994 and 1993, respectively. The
Company has a fund, to which it no longer intends to contribute, that provides for payment of health care benefits of certain qualified employees. Distributions from the fund amounted to $5,265 in 1995, $4,662 in 1994 and $5,719 in 1993.

     Substantially all employees of the Company who were hired prior to January 1, 1993 and who are not members of a collective bargaining unit are eligible for certain health care and life insurance benefits upon retirement from active service with the Company. There were 4,008, 4,093 and 4,126 retired employees entitled to receive benefits as of December 31, 1995, 1994 and 1993, respectively. The plans are unfunded.

     The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.25% in 1995 and 1993 and 8.25% in 1994. The change in the assumed discount rate at December 31, 1995, caused by decreased interest rates of high-quality long-term investments, increased the accumulated postretirement benefit obligation, the effect of which increased the unrecognized net loss. Amortization of the loss will begin in 1996. The assumed weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) is 8.5 percent for 1996 and decreases gradually to 5.5 percent for 2003 and thereafter. The assumed health care cost trend rate was lowered one percentage point at December 31, 1993 for each year thereafter, which decreased the accumulated postretirement benefit obligation. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $11,667 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1995 by $1,036.

     Based on the latest actuarial information available, the following table sets forth the amounts recognized in the Company's consolidated balance sheets for postretirement benefits other than pensions:

                                                          1995           1994           1993
-----------------------------------------------------------------------------------------------
Actuarial present value of accumulated
  postretirement benefit obligation:
     Retirees                                          $ (105,200)    $  (93,049)    $  (94,000)
     Fully eligible active participants                   (17,590)       (14,240)       (19,900)
     Other active participants                            (49,120)       (41,811)       (40,680)
-----------------------------------------------------------------------------------------------
                                                         (171,910)      (149,100)      (154,580)
Effect of changes in the accumulated postretirement
  benefit obligation to be amortized over future
  years:
     Unrecognized prior service credit                    (24,268)       (26,961)       (29,655)
     Unrecognized net (gain) loss                          12,262         (4,203)         9,110
-----------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability         $ (183,916)    $ (180,264)    $ (175,125)
===============================================================================================
Accrued postretirement benefit liabilities
  recognized in the consolidated balance sheets:
     Amount included in current liabilities            $   (8,150)    $   (8,150)    $   (9,100)
     Amount of long-term postretirement benefits
       other than pensions                               (175,766)      (172,114)      (166,025)
-----------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability         $ (183,916)    $ (180,264)    $ (175,125)
===============================================================================================
The expense for postretirement benefit plans and
  its components was as follows:
     Service cost                                      $    2,723     $    3,112     $    2,450
     Interest cost                                         11,998         11,459         11,420
     Net amortization of unrecognized prior service
       credit                                              (2,693)        (2,693)        (2,693)
     Net amortization and deferral                                            61
-----------------------------------------------------------------------------------------------
     Net postretirement benefit expense                $   12,028     $   11,939     $   11,177
===============================================================================================

NOTE 8 -- LONG-TERM DEBT

                                                           Sinking Fund/
                                                         Interim Payments                       Amount Outstanding
                                                     ------------------------    ---------------------------------------------
                                        Due Date     Amount      Commence             1995            1994           1993
------------------------------------------------------------------------------------------------------------------------------
9.875% Debentures                         2016       $5,000         2007         $     15,900     $     15,900    $     29,000
8% to 12% Mortgage Notes                 Through     Varies       Payable               2,632            3,365           4,418
  secured by certain land and             2005                   currently
  buildings and other
8.5% Promissory Note                      2004       Varies         1996                  978            1,000
8.15% Promissory Note                     2000                                          1,000
8% Promissory Notes                      Through     Varies         1996                3,350
                                          1999
Floating Rate Broward County
  Industrial Revenue Bond                                                                                                3,994
6.25% Convertible Subordinated
  Debentures (Convertible into
  common stock at $2.875 a share)                                                                                          235
Other Obligations                                                                         158              200             254
------------------------------------------------------------------------------------------------------------------------------
                                                                                 $     24,018     $     20,465    $     37,901
==============================================================================================================================

     Maturities of long-term debt are as follows for the next five years: $755 in 1996; $662 in 1997; $467 in 1998; $2,506 in 1999; and $1,178 in 2000.

     Interest expense on long-term debt amounted to $2,387, $2,768 and $6,136 for 1995, 1994 and 1993, respectively. There were no interest charges capitalized during the periods presented.

     The Company had the following other financing arrangements available at December 31, 1995 outlined below. There were no outstanding borrowings under these arrangements at the end of 1995.

     Under a 364-day revolving credit agreement with a group of thirteen banks effective August 31, 1995, the Company may borrow up to $100,000. The agreement may be extended for additional 364-day periods under the terms thereof.

     Under a five-year revolving credit agreement with the same group of thirteen banks effective August 31, 1995, as amended November 30, 1995, the Company may borrow up to $500,000. The agreement may be extended for additional one-year periods under the terms thereof. Amounts outstanding under the agreement may be converted into two-year term loans at any time.

     Both revolving credit agreements contain net worth and certain non-financial covenants. There are no compensating balance arrangements.

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

     Subsequent to the date of the financial statements, the Company issued a $50,000 term note and approximately $205,000 in other available sources of financing as more fully explained in Note 2.

NOTE 9 -- LEASES

     The Company leases certain stores, warehouses, office space and equipment. Renewal options are available on the majority of leases and, under certain conditions, options exist to purchase some properties. Rental expense for operating leases was $95,536, $93,637 and $91,672 for 1995, 1994 and 1993,
respectively. Certain store leases require the payment of contingent rentals based on sales in excess of specified minimums. Contingent rentals included in rent expense were $9,102 in 1995, $8,985 in 1994 and $9,234 in 1993. Rental income, as lessor, from real estate leasing activities and sublease rental income for all years presented was not significant.

     Following is a schedule, by year and in the aggregate, of future minimum lease payments under noncancellable operating leases having initial or remaining terms in excess of one year at December 31, 1995:

               1996                                                   $ 72,026
               1997                                                     61,097
               1998                                                     47,739
               1999                                                     35,275
               2000                                                     23,775
               Later years                                              61,157
                                                                      --------
               Total minimum lease payments                           $301,069
                                                                      ========

NOTE 10 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                        1995           1994           1993
--------------------------------------------------------------------------------------------
Environmental-related                                 $ 70,310       $ 71,049       $ 65,755
Other                                                   39,896         48,011         58,212
--------------------------------------------------------------------------------------------
                                                      $110,206       $119,060       $123,967
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

     In addition to the long-term portion of environmental-related accruals shown above, current accruals for certain environmental-related liabilities associated with current, former and third-party sites are included in other accruals in current liabilities on the consolidated balance sheets.

NOTE 11 -- STOCK PURCHASE PLAN

     As of December 31, 1995, 11,203 employees participated through regular payroll deductions in the Company's Employee Stock Purchase and Savings Plan. The Company's contribution charged to income amounted to $26,795, $22,242 and $20,658 for 1995, 1994 and 1993, respectively. Additionally, the Company made contributions on behalf of participating employees, which represent salary reductions for income tax purposes, amounting to $12,775 in 1995, $11,456 in 1994 and $10,335 in 1993.

     At December 31, 1995, there were 13,075,095 shares of the Company's stock being held by this plan, representing 15.3 percent of the total number of shares outstanding. Shares of company stock credited to each member's account under the plan are voted by the trustee under confidential instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.

NOTE 12 -- CAPITAL STOCK

                                                                    Shares        Shares
                                                                 in Treasury   Outstanding
-------------------------------------------------------------------------------------------
Balance at January 1, 1993                                        10,993,257    88,380,906
Stock issued upon:
  Exercise of stock options                                           73,224       462,736
  Conversion of 6.25% Convertible Subordinated Debentures                            8,695
  Restricted stock grants                                                           75,500
Treasury stock acquired                                              421,500      (421,500)
-------------------------------------------------------------------------------------------
Balance at December 31, 1993                                      11,487,981    88,506,337
Stock issued upon:
  Exercise of stock options                                           42,292       319,124
  Conversion of 6.25% Convertible Subordinated Debentures                           20,169
Cancellation of restricted stock grants                                             (6,000)
Treasury stock acquired                                            4,013,800    (4,013,800)
-------------------------------------------------------------------------------------------
Balance at December 31, 1994                                      15,544,073    84,825,830
Stock issued upon:
  Exercise of stock options                                           85,613       521,043
  Conversion of 6.25% Convertible Subordinated Debentures                           61,668
  Restricted stock grants                                                           72,000
Treasury Stock:
  Acquired                                                           411,300      (411,300)
  Issued for acquisition                                            (385,572)      385,572
-------------------------------------------------------------------------------------------
Balance at December 31, 1995                                      15,655,414    85,454,813
==========================================================================================

     An aggregate of 4,889,865, 5,663,772 and 4,087,364 shares of stock at December 31, 1995, 1994 and 1993, respectively, were reserved for future restricted stock grants, the exercise and future grants of stock options, and, prior to their expiration in February 1995, the conversion of convertible subordinated debentures. At December 31, 1995, there were 300,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance.

     The Company has a shareholders' rights plan which designates 1,000,000 shares of the authorized serial preferred stock as cumulative redeemable serial preferred stock which may be issued if the Company becomes the target of coercive and unfair takeover tactics.

NOTE 13 -- STOCK PLAN

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

     Restricted stock grants, with an outstanding balance of 186,000 shares at December 31, 1995, were awarded to certain officers and key employees which require four years of continuous employment from the date of grant before receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. There were 104,000 and 121,500 shares issued without restriction pursuant to these grants during 1995 and 1993, respectively. Unamortized deferred compensation expense with respect to the restricted stock amounted to $4,024 at December 31, 1995, $1,612 at December 31, 1994 and $3,760 at December 31, 1993 and is being amortized over the four-year vesting period. Deferred compensation expense aggregated $1,563, $1,416 and $3,271 in 1995, 1994 and 1993, respectively. No stock appreciation rights have been granted.

-------------------------------------------------------------------------------------------------------------------------
                                      1995                              1994                           1993
-------------------------------------------------------------------------------------------------------------------------
                                             PRICE                            Price                          Price
                              SHARES         RANGE            Shares          Range          Shares          Range
-------------------------------------------------------------------------------------------------------------------------
Stock Options:
Outstanding beginning of
  year                       2,606,459    $10.94 - $35.88    2,671,545    $ 7.72-$35.88     2,944,255    $ 7.72-$28.88
Granted                        504,200     32.69 -  36.56      334,400     32.19- 35.06       327,000     30.75- 35.88
Exercised                     (606,656)    10.94 -  33.25     (361,416)     7.72- 31.63      (535,960)     9.22- 28.38
Canceled                       (15,869)    25.13 -  35.31      (38,070)    12.56- 33.25       (63,750)    10.94- 30.75
-------------------------------------------------------------------------------------------------------------------------
Outstanding end of year      2,488,134    $10.94 - $36.56    2,606,459    $10.94-$35.88     2,671,545    $ 7.72-$35.88
-------------------------------------------------------------------------------------------------------------------------
Exercisable                  1,671,194                       1,969,569                      1,579,103
Reserved for future
  grants                     2,401,731                       2,995,630                      1,333,963
-------------------------------------------------------------------------------------------------------------------------

NOTE 14--INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are currently in effect.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995, 1994 and 1993 are as follows:

                                                            1995         1994        1993
-------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                         $ 21,630     $ 23,829     $30,580
     Deferred employee benefit items                        26,360       26,494      24,109
-------------------------------------------------------------------------------------------
       Total deferred tax liabilities                     $ 47,990     $ 50,323     $54,689
===========================================================================================
Deferred tax assets:
     Dispositions, environmental and other similar
       items                                              $ 32,425     $ 36,076     $30,044
     Other items (each less than 5% of total assets)        82,193       77,013      65,721
-------------------------------------------------------------------------------------------
       Total deferred tax assets                          $114,618     $113,089     $95,765
===========================================================================================

     Significant components of the provisions for income taxes are as follows:

                                                           1995         1994         1993
-------------------------------------------------------------------------------------------
Current:
  Federal                                                $ 97,936     $106,132     $100,121
  Foreign                                                   2,470        1,775        1,483
  State and Local                                          20,754       22,364       19,406
-------------------------------------------------------------------------------------------
     Total Current                                        121,160      130,271      121,010
Deferred:
  Federal                                                  (3,062)     (15,465)     (18,467)
  Foreign
  State and Local                                            (254)      (2,864)      (3,406)
-------------------------------------------------------------------------------------------
     Total Deferred                                        (3,316)     (18,329)     (21,873)
-------------------------------------------------------------------------------------------
Total income tax expense                                 $117,844     $111,942     $ 99,137
===========================================================================================

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                       1995      1994     1993
----------------------------------------------------------------------------------------------
Statutory tax rate                                                     35.0%     35.0%    35.0%
  Effect of:
     State and local taxes                                              4.2       4.2      3.9
     Investment vehicles                                               (2.6)     (2.0)    (1.1)
     Other, net                                                         0.4       0.3     (0.3)
----------------------------------------------------------------------------------------------
Effective tax rate                                                     37.0%     37.5%    37.5%
==============================================================================================

     It is the Company's intention to reinvest undistributed earnings of foreign subsidiaries; accordingly, no deferred income taxes have been provided thereon. At December 31, 1995, such undistributed earnings amounted to $4,500. Included in the Company's deferred tax assets are valuation reserves of $17,784, $14,021 and $9,758 at December 31, 1995, 1994 and 1993, respectively, resulting from the uncertainty as to future recognition of certain foreign net operating losses and other foreign assets.

NOTE 15--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                1995
---------------------------------------------------------------------
                                                              NET
               NET           GROSS            NET           INCOME
QUARTER       SALES          PROFIT          INCOME        PER SHARE
---------------------------------------------------------------------
  1ST       $ 716,796       $  292,559      $ 18,733         $ .22
  2ND         904,729          387,947        73,207           .85
  3RD         911,387          390,498        74,948           .87
  4TH         740,907          325,732        33,766           .39

     Year-end adjustments during the fourth quarter of $1,565 increased net income by $1,017 ($.01 per share). Cost of goods sold decreased by a net of $8,268 ($5,374 after-tax, $.06 per share) as a result of physical inventory adjustments of $13,528 ($8,793 after-tax, $.10 per share) which were partially offset by certain provisions for the disposition and termination of operations of $5,260 ($3,419 after-tax, $.04 per share). Administrative expenses were increased by $60 ($39 after-tax, no per share effect) due to other year-end adjustments. Other costs and expenses increased $6,643 ($4,318 after-tax, $.05 per share) due to the provisions for environmental-related matters at certain current, former and third-party sites of $7,136 ($4,638 after-tax, $.05 per share) which were partially offset by reductions to prior accruals for the disposition and termination of operations of $493 ($320 after-tax, no per share effect).

                                1994
--------------------------------------------------------------------
                                                             Net
               Net           Gross            Net           Income
Quarter       Sales          Profit          Income       per Share
--------------------------------------------------------------------
  1st       $ 639,157       $261,890        $ 15,508         $.17
  2nd         880,531        378,775          69,155          .80
  3rd         876,743        377,529          71,229          .83
  4th         703,638        309,204          30,679          .36

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

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

     Changes in the allowance for doubtful accounts are as follows:

                                                               1995          1994         1993
------------------------------------------------------------------------------------------------
Beginning balance                                            $  10,820     $  8,589     $  1,983
Bad debt expense                                                13,793       11,801       16,514
Net uncollectible accounts written off                          (9,459)      (9,570)      (9,908)
------------------------------------------------------------------------------------------------
Ending balance                                               $  15,154     $ 10,820     $  8,589
================================================================================================

     Activity related to other asset reserves:

                                                               1995          1994         1993
------------------------------------------------------------------------------------------------
Beginning balance                                            $  80,853     $ 54,079     $ 40,124
Charges to expense                                              15,672       20,850       13,785
Other additions (deductions)                                   (12,628)       5,924          170
------------------------------------------------------------------------------------------------
Ending balance                                               $  83,897     $ 80,853     $ 54,079
================================================================================================

     Charges to expense consist primarily of amortization of intangibles and, in 1994, adjustments to reduce certain assets to their estimated net realizable values. Other additions (deductions) consist primarily of actual costs incurred and balance sheet reclassifications and, in 1995, removal of fully-amortized items.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, and State of Ohio, on the 13th day of March, 1996.

THE SHERWIN-WILLIAMS COMPANY

By: /s/        L. E. STELLATO
    ------------------------------------------
         L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 13, 1996.

                    SIGNATURE
                    ---------
*   J. G. BREEN                                      Chairman and Chief Executive Officer,
-----------------------------------                  Director (Principal Executive Officer)
    J. G. Breen

*   T. A. COMMES                                     President and Chief Operating Officer,
-----------------------------------                  Director
    T. A. Commes

*   L. J. PITORAK                                    Senior Vice President -- Finance,
-----------------------------------                  Treasurer and Chief Financial Officer
    L. J. Pitorak                                    (Principal Financial Officer)

*   J. L. AULT                                       Vice President -- Corporate Controller
-----------------------------------                  (Principal Accounting Officer)
    J. L. Ault

*   J. M. BIGGAR                                     Director
-----------------------------------
    J. M. Biggar

*   L. CARTER                                        Director
-----------------------------------
    L. Carter

*   D. E. COLLINS                                    Director
-----------------------------------
    D. E. Collins

*   D. E. EVANS                                      Director
-----------------------------------
    D. E. Evans

*   R. W. MAHONEY                                    Director
-----------------------------------
    R. W. Mahoney

*   W. G. MITCHELL                                   Director
-----------------------------------
    W. G. Mitchell


                    SIGNATURE
                    ---------
*   A. M. MIXON, III                                 Director
-----------------------------------
    A. M. Mixon, III

*   H. O. PETRAUSKAS                                 Director
-------------------------------
    H. O. Petrauskas

*   R. K. SMUCKER                                    Director
-------------------------------
    R. K. Smucker

* The undersigned, by signing his name hereto, does sign this report on behalf of the designated Officers and Directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such Officer and Director.

By: /s/    L. E. STELLATO                          March 13, 1996
   -----------------------------------
    L. E. Stellato, Attorney-in-fact

EXHIBIT INDEX

  2.        Not applicable.
  3.   (a)  Amended Articles of Incorporation, as amended April 28, 1993, filed as Exhibit
            4(a) to Form S-8 Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.
       (b)  Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit
            4(b) to Post-Effective Amendment No. 1, dated April 29, 1988, to Form S-8
            Registration Statement Number 2-91401, and incorporated herein by reference.
  4.   (a)  Indenture between the Company and Chemical Bank, as Trustee, dated as of February
            1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number
            333-01093, dated February 20, 1996 (also deemed to be filed as Exhibit 4(b) to
            Form S-3 Registration Statement Number 33-22705, dated June 24, 1988), and incorporated herein by reference.
       (b)  364-Day Revolving Credit Agreement, by and among the Company and several banking institutions, dated August 31, 1995, filed as Exhibit (b)(1) to the Tender Offer
            Statement on Schedule 14D-1/Schedule 13D filed November 9, 1995, as amended, and incorporated herein by reference.
       (c)  Five Year Revolving Credit Agreement, by and among the Company and several banking institutions, dated August 31, 1995, filed as Exhibit (b)(2) to the
            Tender Offer Statement on Schedule 14D-1/Schedule 13D filed November 9, 1995, as amended, and incorporated herein by reference.
       (d)  Addendum to Five Year Revolving Credit Agreement, by and among the Company and several banking institutions, dated November 30, 1995 (filed herewith).
       (e)  Term Loan/Bankers' Acceptance Agreement, by and between the Company and SunTrust
            Bank, Atlanta, dated January 9, 1996 (filed herewith).
       (f)  Term Loan/Bankers' Acceptance Agreement, by and between the Company and SunTrust
            Bank, Atlanta, dated February 1, 1996 (filed herewith).
       (g)  Indenture between Sherwin-Williams Development Corporation, as issuer, the
            Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June
            15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number
            33-6626, dated June 20, 1986, and incorporated herein by reference.
       (h)  Rights Agreement between the Company and Ameritrust Company National Association,
            dated January 25, 1989, filed as Exhibit 2.1 to Form 8-A, dated January 26, 1989, and incorporated herein by reference.
  9.        Not applicable.
 10.  *(a)  Form of Director and Officer Indemnification Agreement filed as Exhibit 28(a) to
            Form S-3 Registration Statement Number 33-22705 dated June 24, 1988, and incorporated herein by reference.
      *(b)  Employment Agreements with J.G. Breen, T.A. Commes and C.G. Ivy filed as Exhibit
            28(b) to Form S-3 Registration Statement Number 33-22705 dated June 24, 1988, and incorporated herein by reference.
      *(c)  Amendments to Employment Agreements with J.G. Breen, T.A. Commes and C.G. Ivy
            (filed herewith).
      *(d)  Form of Severance Pay Agreements filed as Exhibit 10(c) to Form 10-K dated March
            13, 1990, and incorporated herein by reference.
      *(e)  The Sherwin-Williams Company Deferred Compensation Savings Plan filed as Exhibit
            10(d) to Form 10-K dated March 13, 1992, and incorporated herein by reference.
      *(f)  Amendment No. 1 to The Sherwin-Williams Company Deferred Compensation Plan (filed herewith).

      *(g)  The Sherwin-Williams Company Key Management Deferred Compensation Plan (1994
            Amendment and Restatement) (filed herewith).
       (h)  Asset Purchase Agreement, dated July 17, 1990, as amended, between the Company and DeSoto, Inc., for the purchase of certain assets of DeSoto, Inc.'s U.S.
            Consumer Paint Business filed as Exhibit 10(g) to Form 10-K dated March 15, 1991, and incorporated herein by reference.
      *(i)  Form of Executive Disability Income Plan filed as Exhibit 10(g) to Form 10-K dated March 13, 1992, and incorporated herein by reference.
      *(j)  Form of Executive Life Insurance Plan filed as Exhibit 10(h) to Form 10-K dated
            March 13, 1992, and incorporated herein by reference.
      *(k)  Form of Directors' Deferred Fee Plan filed as Exhibit 10(i) to Form 10-K dated
            March 13, 1992, and incorporated herein by reference.
       (l)  License Agreement, dated February 1, 1991, as amended, between the Company and
            SWIMC, Inc. filed as Exhibit 10(j) to Form 10-K dated March 15, 1993, and incorporated herein by reference.
       (m)  License Agreement, dated February 1, 1991, as amended, between the Company and
            DIMC, Inc. filed as Exhibit 10(k) to Form 10-K dated March 15, 1993, and incorporated herein by reference.
      *(n)  Form of The Sherwin-Williams Company Management Compensation Program filed as
            Exhibit 10(l) to Form 10-K dated March 15, 1995, and incorporated herein by reference.
      *(o)  The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 27, 1994, filed as Exhibit 4(d) to Form S-8
            Registration Statement No. 33-52227 dated February 10, 1994, and incorporated herein by reference.
       (p)  Agreement and Plan of Merger, dated as of November 4, 1995, by and among the
            Company, SWACQ, Inc. and Pratt & Lambert United, Inc., filed as Exhibit(c)(1) to the Tender Offer Statement on Schedule 14D-1/Schedule 13D filed November 9, 1995, as amended, and incorporated herein by reference.
 11.        Computation of Net Income Per Share -- Page 43.
 12.        Not applicable.
 13.        Not applicable.
 16.        Not applicable.
 18.        Not applicable.
 21.        Subsidiaries -- Page 44.
 22.        Not applicable.
 23.        Consent of Independent Auditors -- Page 45.
 24.        Powers of Attorney (filed herewith).
 27.        Financial Data Schedule.
 28.        Not applicable.
 99.        Not applicable.
  *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.