Form 10-Q
period 1996-03-31
SHERWIN WILLIAMS CO
filed 1996-05-14
CIK 89800

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Period Ended March 31, 1996
                     --------------

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____________________ to ______________________



Commission file number 1-4851
                       ------


                          THE SHERWIN-WILLIAMS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              OHIO                                             34-0526850
              ----                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                       44115-1075
- -------------------------------------------                      ----------
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

Common Stock, $1.00 Par Value -- 85,631,781 shares as of April 30, 1996.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                Three months ended March 31,
                                                ----------------------------
                                                    1996            1995
- ----------------------------------------------------------------------------
Net sales                                        $ 857,771       $ 716,796

Costs and expenses:
    Cost of goods sold                             520,278         424,237
    Selling, general and administrative expenses   299,659         264,625
    Interest expense                                 5,436             647
    Interest and net investment income              (1,597)         (2,584)
    Other                                            2,393             135
- ----------------------------------------------------------------------------
                                                   826,169         687,060
- ----------------------------------------------------------------------------

Income before income taxes                          31,602          29,736

Income taxes                                        12,009          11,003
- ----------------------------------------------------------------------------

Net income                                       $  19,593       $  18,733
============================================================================

Net income per share                             $    0.23       $    0.22
============================================================================





See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                     March 31,      Dec. 31,      March 31,
                                                        1996          1995          1995
- --------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                         $   12,849    $  249,484     $  137,995
  Short-term investments                                     0        20,000              0
  Accounts receivable, less allowance                  479,586       334,304        378,346
  Inventories:
    Finished goods                                     496,354       395,817        452,272
    Work in process and raw materials                  100,680        67,270         66,823
- --------------------------------------------------------------------------------------------
                                                       597,034       463,087        519,095
  Other current assets                                 244,128       172,023        173,217
- --------------------------------------------------------------------------------------------
         Total current assets                        1,333,597     1,238,898      1,208,653

Deferred pension assets                                237,499       233,574        227,714
Other assets                                           638,505       212,224        151,960

Property, plant and equipment                        1,071,221       987,434        913,318
  Less allowances for depreciation and
    amortization                                       548,493       531,077        498,706
- --------------------------------------------------------------------------------------------
                                                       522,728       456,357        414,612
- --------------------------------------------------------------------------------------------
Total assets                                        $2,732,329    $2,141,053     $2,002,939
============================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                             $  315,100    $        0     $        0
  Accounts payable                                     326,124       276,863        301,087
  Compensation and taxes withheld                       70,125        78,148         58,883
  Other accruals                                       319,274       232,035        232,329
  Accrued taxes                                         45,733        31,891         36,577
- --------------------------------------------------------------------------------------------
         Total current liabilities                   1,076,356       618,937        628,876


Long-term debt                                         127,393        24,018         20,752
Postretirement benefits other than pensions            182,757       175,766        173,164
Other long-term liabilities                            125,343       110,206        118,549

Shareholders' equity
  Common stock - $1.00 par value:
    85,599,279, 85,454,813 and 85,119,519
    shares outstanding at March 31, 1996,
    December 31, 1995 and March 31, 1995,
    respectively                                       101,258       101,110        100,698
  Other capital                                        185,773       182,311        163,303
  Retained earnings                                  1,246,784     1,242,167      1,101,191
  Cumulative foreign currency translation
    adjustment                                         (20,472)      (20,657)       (19,794)
  Treasury stock, at cost                             (292,863)     (292,805)      (283,800)
- --------------------------------------------------------------------------------------------
Total shareholders' equity                           1,220,480     1,212,126      1,061,598
- --------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $2,732,329    $2,141,053     $2,002,939
============================================================================================

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                  Three months ended March 31,
                                                ------------------------------
                                                     1996              1995
- ------------------------------------------------------------------------------
OPERATIONS
Net income                                      $    19,593       $    18,733
Non-cash adjustments:
    Depreciation                                     17,780            15,039
    Amortization of intangible assets                 6,484             3,475
    Increase in deferred pension assets              (3,925)           (1,752)
    Other                                             1,502             7,523
Change in current assets and liabilities-net        (98,228)          (99,515)
Other                                                (3,982)           (4,249)
- ------------------------------------------------------------------------------

Net operating cash                                  (60,776)          (60,746)

INVESTING
Capital expenditures                                (31,891)          (22,097)
Decrease in short-term investments                   20,000
Acquisitions of assets                             (491,983)           (9,635)
Decrease in other investments                        21,173
Other                                                   138            (9,483)
- ------------------------------------------------------------------------------

Net investing cash                                 (482,563)          (41,215)

FINANCING
Increase in short-term borrowings                   381,474
Payments of short-term borrowings                   (96,724)
Increase in long-term debt                          105,205             1,000
Payments of long-term debt                          (70,988)             (743)
Payments of cash dividends                          (14,976)          (13,610)
Treasury stock acquired                                 (30)           (1,152)
Proceeds from stock options exercised                 2,886             3,143
Other                                                  (143)              (97)
- ------------------------------------------------------------------------------

Net financing cash                                  306,704           (11,459)
- ------------------------------------------------------------------------------

Net decrease in cash and cash equivalents          (236,635)         (113,420)
Cash and cash equivalents at beginning of year      249,484           251,415
- ------------------------------------------------------------------------------

Cash and cash equivalents at end of period      $    12,849       $   137,995
=============================================================================

Taxes paid on income                            $     4,110       $    14,604
Interest paid on debt                                 4,000               335





See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 1996 and 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.


NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 1996 and 1995 were $.175 per share and $.16 per share, respectively.


NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender value of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.


NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                                                               Three months ended
                                                                             --------------------------
             Thousands of dollars                                            MARCH 31,        March 31,
                                                                               1996              1995
                                                                             ---------        ---------
         Dividend and royalty income                                         $   1,159        $   6,547
         Net expense of financing and
              investing activities                                              (3,661)          (1,704)
         Provisions for environmental remediation                                                (3,000)
         Provisions for disposition and termination of operations                                (1,500)

The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds and the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance.

NOTE E--ACQUISITION AND MERGER

Effective January 10, 1996, the Company, through its wholly-owned subsidiary, SWACQ, Inc., acquired all outstanding stock and completed its merger with Pratt & Lambert United, Inc. (Pratt & Lambert) for a total cash purchase price of approximately $400,000. The excess purchase price over the fair value of the net assets acquired is being amortized over 40 years using the straight-line method.

For financial statement purposes, the acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of Pratt & Lambert since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statement of consolidated income for the three months ended March 31, 1995 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the merger had occurred on January 1, 1995. The following pro forma data reflects adjustments for interest expense, net investment income, depreciation expense and amortization of intangible assets. In management's opinion, the pro forma financial information is not indicative of the results of operations which would have occurred had the acquisition of Pratt & Lambert taken place on January 1, 1995 or of future results of operations of the combined companies under the ownership and operation of the Company.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------

             Thousands of dollars,                     Three months ended
                    except per share data                March 31, 1995
                                                       ------------------
         Net sales                                            $  803,796
                                                              ==========
         Net income                                               13,766
                                                             ===========
         Net income per share                                       0.16
                                                             ===========


NOTE F--RECLASSIFICATION

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

NOTE G--COMPUTATION OF NET INCOME PER SHARE

                                                      Three months ended
                                              ----------------------------------
Thousands of dollars, except per share data      MARCH 31,            March 31,
                                                   1996                 1995
                                               -----------           -----------
Fully Diluted
     Average shares outstanding                 85,566,564            85,057,930
     Options - treasury stock method               664,912               532,865
     Assumed conversion of 6.25% convertible
          subordinated debentures                                         15,884
                                               -----------           -----------
     Average fully diluted shares               86,231,476            85,606,679
                                               ===========           ===========

     Net income                                $    19,593           $    18,733
                                               ===========           ===========
     Net income per share                      $      0.23           $      0.22
                                               ===========           ===========

Primary
     Average shares outstanding                 85,566,564            85,057,930
     Options - treasury stock method               631,037               527,925
                                               -----------           -----------
     Average shares and equivalents             86,197,601            85,585,855
                                               ===========           ===========

     Net income                                $    19,593           $    18,733
                                               ===========           ===========

     Net income per share                      $      0.23           $      0.22
                                               ===========           ===========



All 6.25% Convertible Subordinated Debentures outstanding at January 1, 1995 were converted to common stock during the first quarter of 1995 without incurring further interest.

NOTE H--BUSINESS SEGMENTS

Net External Sales/Operating Profit
- -----------------------------------

                                               Three months ended March 31,
                                -------------------------------------------------------
Thousands of dollars                      1996                          1995
                                ------------------------      -------------------------
                                   NET                           Net
                                 EXTERNAL      OPERATING       External      Operating
                                  SALES         PROFIT          Sales          Profit
                                ---------    ----------       ----------    -----------
Paint Stores                    $ 474,697    $    5,508       $  444,031    $       725

Coatings                          379,779        43,376          269,338         37,913

Other                               3,295         3,339            3,427          2,784
                                ---------    ----------       ----------    -----------
     Segment totals             $ 857,771        52,223       $  716,796         41,422
                                =========                     ==========
Corporate expenses - net                        (20,621)                        (11,686)
                                             ----------                     -----------
Income before income taxes                   $   31,602                     $    29,736
                                             ==========                     ===========
=======================================================================================

Intersegment Transfers
- ----------------------
                                             Three months ended March 31,
                                             ----------------------------
Thousands of dollars                             1996             1995
                                             ----------       ----------
     Coatings                                $  178,653       $  164,147
     Other                                        5,172            4,466
                                             ----------       ----------
          Segment totals                     $  183,825       $  168,613
                                             ==========       ==========
=======================================================================================



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

                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Consolidated net sales during the first quarter of 1996 increased 19.7 percent, to $857,771,000, over the comparable 1995 period. The majority of this increase was related to the January 1996 acquisition of Pratt & Lambert United, Inc. (Pratt & Lambert) and other smaller acquisitions which occurred at various times since the first quarter of 1995. Excluding these acquisitions, comparable sales increased 2.4 percent. Sales in the Paint Stores Segment increased 6.9 percent, or 5.3 percent excluding the effects of the acquisitions. Comparable store sales were up 4.1 percent. Increased gallons sold to wholesale customers, which includes professional painters, contractors and industrial and maintenance accounts, combined with improved retail demand generated the majority of these increases. Incremental sales from acquisitions caused the Coatings Segment's sales to increase 41.0 percent over the first quarter of 1995. Excluding these acquisitions, sales declined 2.5 percent primarily due to weather-related home center sales declines and reduced gallon sales to many national customers. Revenue generated by real estate operations in the Other Segment decreased 3.9 percent from 1995.

Consolidated gross profit as a percent of sales declined to 39.3 percent from
40.8 percent in 1995. Excluding the effects of all acquisitions, first quarter margins exceeded last year. Sales increases in higher-margin product lines led to improved margins in the Paint Stores Segment. Margins in the Coatings Segment declined from last year primarily due to low margins of the acquired businesses which also have lower SG&A percent of sales ratios.

Consolidated selling, general and administrative expenses as a percent of sales were lower than last year for the first quarter. Excluding all acquisitions, the SG&A percentage compared to 1995 was slightly higher. The Paint Stores Segment's containment of selling and administrative expenditures allowed its SG&A percentage to remain essentially equal to last year. The Coatings Segment's SG&A expenses as a percent of sales were lower than last year primarily due to controlled administrative spending at its acquired businesses. Excluding all acquisitions, the Coatings Segment's SG&A percentage was higher than last year due primarily to increased merchandising costs related to new products and new customers.

The increase in interest expense from the first quarter of 1995 is due to increased long-term debt and the incurrence of short-term borrowings during the first quarter of 1996. Net investment income decreased from last year due to reduced average cash balances but was favorably impacted by increased average yields.

Other costs and expenses in the first quarter were adversely affected by reduced dividend and royalty income which resulted from the 1995 receipt of a dividend from an unconsolidated subsidiary and increased net expenses of financing and investing activities. Non-recurring 1995 provisions for environmental remediation and for disposition and termination of operations partially offset these increases to other costs and expenses.

Net income for the first quarter of 1996 increased to $19,593,000, or $.23 per share, from $18,733,000, or $.22 per share, in 1995. Excluding the results of operations of all acquisitions and the related costs of financing the acquisitions from the 1996 first quarter results, net income increased to $20,420,000, or $.24 per share.

In accordance with the consensus guidance in Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", all first quarter 1996 results of operations exclude the results of operations of certain Pratt & Lambert subsidiaries which are currently being offered for sale. These subsidiaries include all non-wood products' operations of Pierce & Stevens Corp., a manufacturer of specialty chemicals, and Miracle Adhesives

Corporation, a manufacturer of adhesives for the construction industry. The total operating profit related to these subsidiaries, approximately $558,000, has been excluded from the statement of consolidated income for the three months ended March 31, 1996. The Company has considered proceeds from the sales of these subsidiaries in its allocation of purchase price pursuant to APB Opinion No. 16, and expects ultimate sales to occur within one year from the original acquisition date.

FINANCIAL POSITION
- ------------------

During the first quarter, cash and cash equivalents decreased $236.6 million, long-term debt increased $105.2 million and short-term borrowings increased $381.5 million. These funds were used for acquisitions of assets of $492.0 million, payments of short-term borrowings and long-term debt of $167.7 million, capital expenditures of $31.9 million, cash dividends of $15.0 million and normal operating needs for seasonally-higher accounts receivable and inventories. The Company continues to maintain a favorable financial position with a current ratio of 1.24 at March 31, 1996. The decrease in this ratio from 2.00 at December 31, 1995 and the corresponding decrease in working capital occurred primarily due to the increased short-term borrowings. The increase in Other Assets of $426.3 million since December 31, 1995 is primarily related to acquisitions of intangible assets and goodwill recorded pursuant to the acquisitions. The increase in short-term borrowings and long-term debt occurred due to the Company's issuance of two $50.0 million long-term notes and the incurrence of short-term borrowings under its existing commercial paper program. The proceeds from these borrowings were used to acquire Pratt & Lambert and other smaller acquisitions, repayment of Pratt & Lambert debt, and to finance seasonally high working capital. The Company has additional unused short-term borrowing availability of $284.9 million at March 31, 1996 under its commercial paper program. This program is backed by the Company's revolving credit agreements.

Since March 31, 1995, cash and cash equivalents decreased $125.1 million, short-term borrowings increased $382.1 million and long-term debt increased $108.6 million. Cash generated by operations during this period of $282.7 million was offset by acquisitions of assets of $556.4 million, payments of short-term borrowings and long-term debt of $167.8 million, capital expenditures of $118.2 million, payments of cash dividends of $55.9 million, acquisitions of treasury stock of $16.2 million and normal working capital needs. The Company expects to remain in a borrowing position throughout 1996.

Capital expenditures during the first quarter of 1996 resulted primarily from the costs of relocating or remodeling paint stores and the expansion or upgrade of distribution centers and manufacturing and research facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the first quarter of 1996, approximately 1,500 shares of our own stock were received in exchange from the exercise of stock options. During the first quarter of 1996, the Company did not acquire any shares of its stock through open market purchases. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire shares of our own stock in the future.

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

                          PART II. OTHER INFORMATION

Item 1.    Legal Proceeding
           ----------------

On December 19, 1995, the Michigan Department of Environmental Quality issued a letter of violation with regard to the Company's Holland, Michigan facility alleging that certain equipment located at such facility did not have proper permits in violation of Michigan's Air Pollution Control Act. The relief sought by the Department includes corrective measures and civil penalties. Taking into effect the voluntary nature of the disclosures made by the Company, the Company reasonably expects such penalties to be less than $110,000.

Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------

           (a)   Exhibits

                 (11) Computation of Net Income Per Share - See Note G to Condensed Consolidated Financial Statements (Unaudited).

                 (27)  Financial Data Schedule for the period ended March 31,
                       1996.

           (b)   Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K dated January 8, 1996 (and a Current Report on Form 8-K/A dated February 8, 1996 amending such Form 8-K) reporting in Item 2 that the Company, through its wholly-owned subsidiary, SWACQ, Inc., had completed its merger with Pratt & Lambert United, Inc. The Company filed as part of Item 7 of such Current Report the following financial statements and pro forma financial information:

                 (i) Audited Consolidated Balance Sheets of Pratt & Lambert as of December 31, 1994 and 1993 and audited Statements of Consolidated Income, Statements of Consolidated Shareholders' Equity and Statements of Consolidated Cash Flows for the fiscal years ended December 31, 1994 and 1993 which were incorporated therein by reference from Pratt & Lambert's Annual Report on Form 10-K for the fiscal year ended December 31, 1994;

                 (ii) Unaudited Consolidated Condensed Balance Sheet of Pratt & Lambert as of September 30, 1995 and Unaudited Consolidated Income Statement and Statement of Consolidated Cash Flows for the nine months ended September 30, 1995 which were incorporated therein by reference from Pratt & Lambert's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995;

                 (iii) Unaudited Pro Forma Combined Condensed Balance Sheet which combines the Unaudited Consolidated Condensed Balance Sheet of Pratt & Lambert with the Unaudited Consolidated Balance Sheet of the Company as of September 30, 1995, along with a description of the pro forma adjustments; and

                 (iv) Unaudited Pro Forma Combined Condensed Statements of Income which combine the consolidated results of Pratt & Lambert with the consolidated results of the Company for the year ended December 31, 1994 and for the nine months ended September 30, 1995, along with a description of the related pro forma adjustments.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE SHERWIN-WILLIAMS COMPANY

May 14, 1996                            By:   /s/ J.L. Ault
                                              -------------
                                              J.L. Ault
                                              Vice President-
                                              Corporate Controller

May 14, 1996                            By:   /s/ L.E. Stellato
                                              -----------------
                                              L.E. Stellato
                                              Vice President, General
                                              Counsel and Secretary