Form 10-Q
period 1996-06-30
SHERWIN WILLIAMS CO
filed 1996-08-13
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Period Ended June 30, 1996
                                                -------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ___________________ to ______________________



Commission file number 1-4851
                       --------


                          THE SHERWIN-WILLIAMS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              OHIO                                             34-0526850
- ---------------------------------                      -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                  44115-1075
- -------------------------------------------            -------------------------
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

Common Stock, $1.00 Par Value -- 85,791,603 shares as of July 31, 1996.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                     Three months ended June 30,     Six months ended June 30,
                                                   -----------------------------------------------------------
                                                       1996           1995              1996           1995
- --------------------------------------------------------------------------------------------------------------
Net sales                                          $ 1,145,254    $   904,729       $ 2,003,025    $ 1,621,525

Costs and expenses:
    Cost of goods sold                                 675,273        516,782         1,195,551        941,019
    Selling, general and administrative expenses       330,453        271,035           630,112        535,660
    Interest expense                                     7,014            562            12,450          1,209
    Interest and net investment income                  (1,701)        (2,042)           (3,298)        (4,626)
    Other                                                2,116          2,191             4,509          2,326
- --------------------------------------------------------------------------------------------------------------
                                                     1,013,155        788,528         1,839,324      1,475,588
- --------------------------------------------------------------------------------------------------------------

Income before income taxes                             132,099        116,201           163,701        145,937

Income taxes                                            50,197         42,994            62,206         53,997
- --------------------------------------------------------------------------------------------------------------

Net income                                         $    81,902    $    73,207       $   101,495    $    91,940
==============================================================================================================

Net income per share                               $      0.95    $      0.85       $      1.18    $      1.07
==============================================================================================================





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                 JUNE 30,       Dec. 31,       June 30,
                                                   1996           1995           1995
- ---------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                   $    12,666    $   249,484    $   148,438
  Short-term investments                                0         20,000              0
  Accounts receivable, less allowance             602,200        334,304        437,084
  Inventories:
    Finished goods                                481,607        395,817        442,362
    Work in process and raw materials             101,665         67,270         74,868
- ---------------------------------------------------------------------------------------
                                                  583,272        463,087        517,230
  Other current assets                            258,355        172,023        176,988
- ---------------------------------------------------------------------------------------
         Total current assets                   1,456,493      1,238,898      1,279,740

Deferred pension assets                           241,424        233,574        229,465
Other assets                                      712,724        212,224        148,429

Property, plant and equipment                   1,112,658        987,434        935,126
  Less allowances for depreciation and
    amortization                                  573,465        531,077        508,481
- ---------------------------------------------------------------------------------------
                                                  539,193        456,357        426,645
- ---------------------------------------------------------------------------------------
Total assets                                  $ 2,949,834    $ 2,141,053    $ 2,084,279
=======================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                       $   323,335    $         0    $         0
  Accounts payable                                390,847        276,863        300,061
  Compensation and taxes withheld                  81,519         78,148         62,452
  Other accruals                                  325,234        232,035        227,850
  Accrued taxes                                    88,790         31,891         57,029
- ---------------------------------------------------------------------------------------
         Total current liabilities              1,209,725        618,937        647,392


Long-term debt                                    134,638         24,018         20,732
Postretirement benefits other than pensions       182,080        175,766        174,214
Other long-term liabilities                       129,630        110,206        118,974

Shareholders' equity
  Common stock - $1.00 par value:
    85,773,837, 85,454,813 and 85,237,391
    shares outstanding at June 30, 1996,
    December 31, 1995 and June 30, 1995,
    respectively                                  101,432        101,110        100,863
  Other capital                                   190,640        182,311        166,736
  Retained earnings                             1,313,691      1,242,167      1,160,762
  Cumulative foreign currency translation
    adjustment                                    (19,139)       (20,657)       (19,926)
  Treasury stock, at cost                        (292,863)      (292,805)      (285,468)
- ---------------------------------------------------------------------------------------
Total shareholders' equity                      1,293,761      1,212,126      1,122,967
- ---------------------------------------------------------------------------------------
Total liabilities and shareholders' equity    $ 2,949,834    $ 2,141,053    $ 2,084,279
=======================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                Six months ended June 30,
                                                -------------------------
                                                    1996         1995
- -----------------------------------------------------------------------
OPERATIONS
Net income                                       $ 101,495    $  91,940
Non-cash adjustments:
    Depreciation                                    36,761       30,205
    Amortization of intangible assets               13,163        6,743
    Increase in deferred pension assets             (7,850)      (3,503)
    Other                                            4,905        9,392
Change in current assets and liabilities-net       (89,357)    (140,900)
Other                                              (10,928)      (7,338)
- -----------------------------------------------------------------------

Net operating cash                                  48,189      (13,461)

INVESTING
Capital expenditures                               (69,281)     (49,309)
Decrease in short-term investments                  20,000
Acquisitions of assets                            (586,613)      (9,635)
Decrease in other investments                       20,561
Other                                               20,689       (7,094)
- -----------------------------------------------------------------------

Net investing cash                                (594,644)     (66,038)

FINANCING
Increase in short-term borrowings                  922,985
Payments of short-term borrowings                 (629,025)
Increase in long-term debt                         113,071
Payments of long-term debt                         (74,385)        (765)
Payments of cash dividends                         (29,971)     (27,245)
Treasury stock acquired                                (30)      (2,820)
Proceeds from stock options exercised                7,177        6,584
Other                                                 (185)         768
- -----------------------------------------------------------------------

Net financing cash                                 309,637      (23,478)
- -----------------------------------------------------------------------

Net decrease in cash and cash equivalents         (236,818)    (102,977)
Cash and cash equivalents at beginning of year     249,484      251,415
- -----------------------------------------------------------------------

Cash and cash equivalents at end of period       $  12,666    $ 148,438
=======================================================================

Taxes paid on income                             $  12,267    $  37,827
Interest paid on debt                               11,248        1,264



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands of dollars, except per share data, unless otherwise indicated)

Periods ended June 30, 1996 and 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 1996 and 1995 were $.175 per share and $.16 per share, respectively.

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender value of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:


                                                        Three months ended                  Six months ended
                                                             June 30,                            June 30,
                                                     ---------------------------        ------------------------
                                                        1996             1995              1996              1995
                                                     ---------         ---------        ---------         ---------
         Dividend and royalty income                 $   1,617         $   1,269        $  2,778          $   7,816
         Provisions for environmental
           remediation                                                                                       (3,000)
         Provisions for disposition and
           termination of operations                                                                         (1,500)
         Net expense of financing and
           investing activities                         (3,953)           (2,724)         (7,613)            (4,428)

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

For financial statement purposes, the acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of Pratt & Lambert since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statement of consolidated income for the three months and six months ended June 30, 1995 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the merger had occurred on January 1, 1995. The following pro forma data reflects adjustments for interest expense, net investment income, depreciation expense and amortization of intangible assets. In management's opinion, the pro forma financial information is not indicative of the results of operations which would have occurred had the acquisition of Pratt & Lambert taken place on January 1, 1995 or of future results of operations of the combined companies under the ownership and operation of the Company.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------

                                    Three months ended         Six months ended
                                        June 30, 1995            June 30, 1995
                                    ------------------         ----------------
         Net sales                      $ 1,021,567               $ 1,826,787
                                        ===========               ===========

         Net income                          72,849                   86,793
                                        ===========               ===========

         Net income per share                  0.85                     1.01
                                        ===========               ===========


NOTE F--RECLASSIFICATION

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

NOTE G--COMPUTATION OF NET INCOME PER SHARE

                                                     Three months ended        Six months ended
                                                         June 30,                  June 30,
                                               -------------------------   -------------------------
                                                   1996          1995          1996          1995
                                               -----------   -----------   -----------   -----------
Fully Diluted
     Average shares outstanding                 85,720,518    85,203,138    85,643,541    85,130,534
     Options - treasury stock method               731,950       588,297       719,031       574,199
     Assumed conversion of 6.25% Convertible
          Subordinated Debentures                                                              7,942
                                               -----------   -----------   -----------   -----------

     Average fully diluted shares               86,452,468    85,791,435    86,362,572    85,712,675
                                               ===========   ===========   ===========   ===========

     Net income                                $    81,901   $    73,207   $   101,495   $    91,940
                                               ===========   ===========   ===========   ===========

     Net income per share                      $      0.95   $      0.85   $      1.18   $      1.07
                                               ===========   ===========   ===========   ===========

Primary
     Average shares outstanding                 85,720,518    85,203,138    85,643,541    85,130,534
     Options - treasury stock method               685,206       571,504       658,122       549,715
                                               -----------   -----------   -----------   -----------

     Average shares and equivalents             86,405,724    85,774,642    86,301,663    85,680,249
                                               ===========   ===========   ===========   ===========

     Net income                                $    81,901   $    73,207   $   101,495   $    91,940
                                               ===========   ===========   ===========   ===========

     Net income per share                      $      0.95   $      0.85   $      1.18   $      1.07
                                               ===========   ===========   ===========   ===========

All 6.25% Convertible Subordinated Debentures outstanding at December 31, 1994 were converted to common stock during the first quarter of 1995 without incurring further interest.

NOTE H--BUSINESS SEGMENTS

Net External Sales/Operating Profit
- -----------------------------------



                                          Three months ended June 30,                         Six months ended June 30,
                              ------------------------------------------------    ------------------------------------------------
                                       1996                      1995                      1996                      1995
                              ----------------------    ----------------------    ----------------------    ----------------------
                                  NET                       Net                       NET                       Net
                               EXTERNAL    OPERATING     External    Operating     EXTERNAL    OPERATING     External    Operating
                                 SALES      PROFIT         Sales      Profit         SALES      PROFIT         Sales      Profit
                              ----------   ---------    ----------   ---------    ----------   ---------    ----------   ---------
Paint Stores                  $  659,318   $  58,684    $  579,064   $  52,381    $1,134,015   $  64,192    $1,023,095   $  53,106

Coatings                         482,667      92,664       322,282      73,038       862,446     136,040       591,620     110,951

Other                              3,269       3,276         3,383       3,119         6,564       6,615         6,810       5,903
                              ----------   ---------    ----------   ---------    ----------   ---------    ----------   ---------

     Segment totals           $1,145,254     154,624    $  904,729     128,538    $2,003,025     206,847    $1,621,525     169,960
                              ==========                ==========                ==========                ==========

Corporate expenses-net                       (22,525)                  (12,337)                  (43,146)                  (24,023)
                                           ---------                 ---------                 ---------                 ---------

Income before income taxes                 $ 132,099                 $ 116,201                 $ 163,701                 $ 145,937
                                           =========                 =========                 =========                 =========

==================================================================================================================================

Intersegment Transfers
- ----------------------


                                               Three months ended June 30,                           Six months ended June 30,
                                           -----------------------------------                 -----------------------------------
                                              1996                      1995                      1996                      1995
                                           ---------                 ---------                 ---------                 ---------
     Coatings                              $ 261,762                 $ 221,002                 $ 440,415                 $ 385,149
     Other                                     5,280                     4,682                    10,452                     9,148
                                           ---------                 ---------                 ---------                 ---------

          Segment totals                   $ 267,042                 $ 225,684                 $ 450,867                 $ 394,297
                                           =========                 =========                 =========                 =========

==================================================================================================================================

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Consolidated net sales increased 26.6 percent in the second quarter and 23.5 percent in the first six months of 1996 over the comparable 1995 periods. Excluding the results of operations of Pratt & Lambert United, Inc. (Pratt & Lambert) acquired during January 1996, and other smaller acquisitions acquired since the second quarter of 1995, comparable sales increased 8.9 and 6.0 percent for the same periods. Sales in the Paint Stores Segment increased 13.9 and 10.8 percent over last year for the second quarter and six months, respectively, primarily due to increased paint gallons sold to wholesale customers, which include professional painter, contractor, industrial and commercial maintenance accounts. Year-to-date retail sales also improved over 1995. Excluding the effects of all acquisitions, sales in the Paint Stores Segment increased 9.3 percent for the quarter and 7.6 percent for the first six months. Comparable-store sales were up 7.9 percent in the quarter and 6.6 percent year-to-date. The Coatings Segment's sales increased 49.8 percent in the second quarter and 45.8 percent for the first six months primarily due to incremental sales from acquisitions. Excluding these acquisitions, sales increased 8.2 percent in the quarter due to increased gallons sold to Coatings' national customers as well as sales increases in the automotive branches and diversified product lines. Year-to-date sales excluding acquisitions were up 3.3 percent over last year. Revenue generated by real estate operations in the Other Segment declined slightly for the quarter and six months.

Low margins on the acquired businesses caused consolidated gross profit as a percent of sales to decline to 41.0 percent for the second quarter from 42.9 percent last year and to 40.3 percent for the first six months from 42.0 percent last year. Excluding the effects of all acquisitions, consolidated second quarter and year-to-date margins were higher than last year. A favorable product mix led to second quarter and year-to-date margin improvements in the Paint Stores Segment excluding all acquisitions. Margins in the Coatings Segment exceeded last year for the quarter and first six months, after excluding the effects of all acquisitions, due to stable raw material costs and increased sales of higher-margin products.

Consolidated selling, general and administrative expenses as a percent of sales were favorable to last year for the quarter and first six months primarily due to lower-than-average expenses related to the acquisitions. Excluding these acquisitions, the SG&A percentage was unfavorable to last year for both time periods. SG&A expenses as a percent of sales in the Paint Stores Segment remained essentially equal to last year excluding all acquisitions for both the quarter and first six months. The Coatings Segment's SG&A percentages were unfavorable to last year for the quarter and year-to-date excluding all acquisitions due primarily to increased advertising and merchandising costs for new products and customers.

The increase in long-term debt and the incurrence of short-term borrowings during 1996 which resulted from the financing of acquisitions and working capital led to higher second quarter and year-to-date interest expense compared to last year. Net investment income was lower than last year for both periods due to lower average cash and short-term investment balances offset partially by higher average yields.

Other expenses were essentially equal to last year for the quarter but exceeded last year for the first six months. The year-to-date increase is primarily due to increased expenses related to the Company's investment in broad-based corporate owned life insurance and lower net gains associated with the investment of certain long-term asset funds.

Net income for the second quarter of 1996 increased to $81,902,000, or $.95 per share, from $73,207,000, or $.85 per share, in 1995. Net income for the first six months of 1996 increased to $101,495,000, or $1.18 per share, from $91,940,000, or $1.07 per share, in 1995. Excluding the results of operations of all acquisitions and the related financing costs, net income increased 8.2 and
10.6 percent for the quarter and six months, respectively.

In accordance with the consensus guidance in Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", all second quarter and year-to-date 1996 results of operations exclude the results of operations of certain Pratt & Lambert subsidiaries which are currently being offered for sale. These subsidiaries include essentially all operations of Pierce & Stevens Corp., a manufacturer of specialty chemicals, and Miracle Adhesives Corporation, a manufacturer of adhesives for the construction industry. The total operating profit related to these subsidiaries, approximately $1,853,000 for the second quarter and $2,411,000 for the first six months of 1996, has been excluded from the respective statement of consolidated income. The Company has considered proceeds from the sales of these subsidiaries in its allocation of purchase price pursuant to APB Opinion No. 16, and expects ultimate sales to occur within one year from the original acquisition date.

During the first six months of 1996, cash and cash equivalents decreased $236.8 million, long-term debt increased $110.6 million and short-term borrowings increased $323.3 million. Short-term borrowings incurred during the year relate to the Company's commercial paper program, which had unused borrowing availability of $276.7 million at June 30, 1996. This program is backed by the Company's revolving credit agreements. The increase in long-term debt is primarily related to the Company's issuance of two $50.0 million long-term notes. The proceeds of these borrowings and the decline in cash were used to acquire Pratt & Lambert and other smaller acquisitions totaling $586.6 million, payments of both Pratt & Lambert and the Company's long-term debt and short-term borrowings totaling $703.4 million, capital expenditures of $69.3 million, cash dividends of $30.0 million and normal operating needs for seasonally higher accounts receivable and inventories. The Company's current ratio of 1.20 remains favorable at June 30, 1996. The decrease in this ratio from 1.98 at the end of last year's second quarter occurred primarily due to the increased short-term borrowings and related decrease in cash. Other Assets increased $564.3 million since December 31, 1995, of which approximately $529 million related to goodwill and intangible assets acquired during the year.

Since June 30, 1995, cash and cash equivalents decreased $135.8 million, short-term borrowings increased $323.3 million and long-term debt increased $113.9 million. Cash generated by operations during this period of $344.4 million was offset by asset acquisitions of $651.0 million, payments of debt of $703.4 million, capital expenditures of $128.4 million, payments of cash dividends of $57.3 million, treasury stock acquisitions of $14.6 million and normal working capital needs. The Company expects to remain in a borrowing position throughout 1996.

Capital expenditures during the first six months of 1996 represented primarily the costs of updating or installing point-of-sale terminals at the paint stores, relocating or remodeling paint stores, and the expansion or upgrade of distribution centers and manufacturing and research facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the first six months of 1996, approximately 1,500 shares of our own stock were received in exchange from the exercise of stock options. We did not acquire any of our own shares through open market purchases during this time period. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire shares of our own stock in the future.

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

                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

         A. The Annual Meeting of the Shareholders of The Sherwin-Williams Company was held on April 24, 1996.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting and until their successors are elected: J.M. Biggar, J.G. Breen, D.E. Collins, T.A. Commes, D.E. Evans, R.W. Mahoney, W.G. Mitchell, A.M. Mixon, III, H.O. Petrauskas and R.K. Smucker. The Annual Meeting's voting results for each such nominee are as follows:

Name                          For                Withheld
- ----                          ---                --------
J.M. Biggar                   77,542,475         963,349
J.G. Breen                    77,520,131         985,693
D.E. Collins                  77,559,692         946,132
T.A. Commes                   77,528,105         977,719
D.E. Evans                    77,503,365       1,002,459
R.W. Mahoney                  77,557,943         947,881
W.G. Mitchell                 77,554,546         951,278
A.M. Mixon, III               77,558,339         947,485
H.O. Petrauskas               77,554,812         951,012
R.K. Smucker                  77,551,695         954,129


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits

                  (11) Computation of Net Income Per Share - See Note G to Condensed Consolidated Financial Statements (Unaudited).

                  (27)    Financial Data Schedule for the period ended June 30,
                          1996.

           (b)    Reports on Form 8-K - None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE SHERWIN-WILLIAMS COMPANY



August 13, 1996                               By:   /s/ J.L. Ault
                                                    ---------------------
                                                    J.L. Ault
                                                    Vice President-
                                                    Corporate Controller

August 13, 1996                               By:   /s/ L.E. Stellato
                                                    ---------------------
                                                    L.E. Stellato
                                                    Vice President, General
                                                    Counsel and Secretary