Form 10-Q
period 1996-09-30
SHERWIN WILLIAMS CO
filed 1996-11-13
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from             to
                                                   ------------     -----------


Commission file number 1-4851
                       ------


                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           OHIO                                              34-0526850
----------------------------------                     -------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                  44115-1075
-------------------------------------------             ------------------------
  (Address of principal executive offices)                    (Zip Code)



                                 (216) 566-2000
--------------------------------------------------------------------------------
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

Common Stock, $1.00 Par Value -- 85,851,851 shares as of October 31, 1996.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                           Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                           -------------------------------------------------------------
                                                             1996             1995           1996             1995
------------------------------------------------------------------------------------------------------------------------

Net sales                                                $ 1,171,010   $     911,387  $   3,174,035   $   2,532,912

Costs and expenses:
    Cost of goods sold                                       678,773         520,889      1,874,324       1,461,908
    Selling, general and administrative expenses             338,242         273,970        968,354         809,630
    Interest expense                                           6,566             612         19,016           1,821
    Interest and net investment income                        (1,539)         (2,997)        (4,837)         (7,623)
    Other                                                      1,120             (52)         5,629           2,274
--------------------------------------------------------------------------------------------------------------------
                                                           1,023,162         792,422      2,862,486       2,268,010
--------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   147,848         118,965        311,549         264,902

Income taxes                                                  59,298          44,017        121,504          98,014
--------------------------------------------------------------------------------------------------------------------

Net income                                               $    88,550   $      74,948  $     190,045   $     166,888
====================================================================================================================

Net income per share                                     $      1.02   $        0.87  $        2.20   $        1.95
====================================================================================================================







SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                            Sept. 30,       Dec. 31,           Sept. 30,
                                                              1996            1995               1995
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                             $      6,194      $    249,484      $    211,308
  Short-term investments                                           0            20,000             5,000
  Accounts receivable, less allowance                        584,023           334,304           417,218
  Inventories:
    Finished goods                                           476,538           395,817           391,819
    Work in process and raw materials                        103,978            67,270            73,694
---------------------------------------------------------------------------------------------------------
                                                             580,516           463,087           465,513
  Other current assets                                       223,313           172,023           183,885
---------------------------------------------------------------------------------------------------------
         Total current assets                              1,394,046         1,238,898         1,282,924

Deferred pension assets                                      245,244           233,574           231,671
Other assets                                                 749,561           212,224           152,346

Property, plant and equipment                              1,154,790           987,434           964,313
  Less allowances for depreciation and
    amortization                                             601,577           531,077           521,723
---------------------------------------------------------------------------------------------------------
                                                             553,213           456,357           442,590
---------------------------------------------------------------------------------------------------------
Total assets                                            $  2,942,064      $  2,141,053      $  2,109,531
=========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                 $    221,321      $          0      $          0
  Accounts payable                                           367,522           276,863           262,587
  Compensation and taxes withheld                             97,705            78,148            77,675
  Other accruals                                             344,724           232,035           224,175
  Accrued taxes                                               95,361            31,891            53,684
---------------------------------------------------------------------------------------------------------
         Total current liabilities                         1,126,633           618,937           618,121


Long-term debt                                               137,641            24,018            22,711
Postretirement benefits other than pensions                  183,220           175,766           175,264
Other long-term liabilities                                  126,874           110,206           114,699

Shareholders' equity
  Common stock - $1.00 par value:
    85,827,633, 85,454,813 and 85,105,727
    shares outstanding at Sept. 30, 1996,
    December 31, 1995 and Sept. 30, 1995,
    respectively                                             101,508           101,110           100,933
  Other capital                                              193,247           182,311           168,626
  Retained earnings                                        1,387,214         1,242,167         1,222,065
  Cumulative foreign currency translation
    adjustment                                               (20,530)          (20,657)          (20,375)
  Treasury stock, at cost                                   (293,743)         (292,805)         (292,513)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                 1,367,696         1,212,126         1,178,736
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $  2,942,064      $  2,141,053      $  2,109,531
=========================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                                 Nine months ended Sept. 30,
                                                                              --------------------------------
                                                                                    1996              1995
--------------------------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                                  $       190,045   $       166,888
Non-cash adjustments:
    Depreciation                                                                     55,632            45,987
    Amortization of intangible assets                                                20,208            10,152
    Increase in deferred pension assets                                             (11,670)           (5,709)
    Other                                                                             5,431            11,568
Change in current assets and liabilities-net                                        (37,798)          (95,107)
Costs incurred for disposition of operations                                         (4,652)           (3,766)
Other                                                                               (17,528)           (9,053)
--------------------------------------------------------------------------------------------------------------

Net operating cash                                                                  199,668           120,960

INVESTING
Capital expenditures                                                                (85,969)          (74,967)
Decrease in short-term investments                                                   20,000            (5,000)
Acquisitions of assets                                                             (599,754)          (35,596)
Increase in other investments, net                                                   20,388
Other                                                                                 5,287            (4,375)
--------------------------------------------------------------------------------------------------------------

Net investing cash                                                                 (640,048)         (119,938)

FINANCING
Increase in short-term borrowings                                                 2,219,471
Payments of short-term borrowings                                                (2,027,525)
Increase in long-term debt                                                          119,004
Payments of long-term debt                                                          (75,379)             (784)
Payments of cash dividends                                                          (44,998)          (40,890)
Treasury stock acquired                                                                                (9,865)
Proceeds from stock options exercised                                                 8,200             7,794
Other                                                                                (1,683)            2,616
--------------------------------------------------------------------------------------------------------------

Net financing cash                                                                  197,090           (41,129)
--------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                          (243,290)          (40,107)
Cash and cash equivalents at beginning of year                                      249,484           251,415
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                  $         6,194   $       211,308
==============================================================================================================

Taxes paid on income                                                        $        71,711   $        86,348
Interest paid on debt                                                                17,278             1,447






SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Thousands of dollars, except per share data, unless otherwise indicated)

Periods ended September 30, 1996 and 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 1996 and 1995 were $.175 per share and $.16 per share, respectively.

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender value of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:


                                                         Three months ended            Nine months ended
                                                           September 30,                  September 30,
                                                     ---------------------------    -----------------------
                                                        1996         1995              1996          1995
                                                     ---------     ---------        ---------    ----------
         Dividend and royalty income                 $   1,001     $   1,032        $   3,780    $   8,848
         Provisions for environmental
           remediation                                                                              (3,000)
         Provisions for disposition and
           termination of operations                                                                (1,500)
         Net expense of financing and
           investing activities                         (2,955)       (2,388)         (10,568)      (6,815)

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

For financial statement purposes, the acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of Pratt & Lambert since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statement of consolidated income for the three months and nine months ended September 30, 1995 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the merger had occurred on January 1, 1995. The following pro forma data reflects adjustments for interest expense, net investment income, depreciation expense and amortization of intangible assets. In management's opinion, the pro forma financial information is not indicative of the results of operations which would have occurred had the acquisition of Pratt & Lambert taken place on January 1, 1995 or of future results of operations of the combined companies under the ownership and operation of the Company.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
                   ------------------------------------------

                                      Three months ended          Nine months ended
                                      September  30, 1995         September 30, 1995
                                      -------------------         ------------------

         Net sales                        $ 1,016,601                $ 2,843,388
                                          ===========                ===========

         Net income                            72,273                    159,098
                                          ===========                ===========

         Net income per share                    0.84                       1.86
                                          ===========                ===========


NOTE F--RECLASSIFICATION

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

NOTE G--COMPUTATION OF NET INCOME PER SHARE

                                                                  Three months ended                   Nine months ended
                                                                     September 30,                       September 30,
                                                           --------------------------------   -----------------------------
                                                               1996                1995           1996               1995
                                                           -------------       ------------   -----------        ----------
Fully Diluted
     Average shares outstanding                               85,810,223         85,219,169      85,699,102        85,160,079
     Options - treasury stock method                             684,320            547,742         685,674           556,301
     Assumed conversion of 6.25% Convertible
          Subordinated Debentures                                                                                       5,295
                                                           -------------      -------------   -------------     -------------

     Average fully diluted shares                             86,494,543         85,766,911      86,384,776        85,721,675
                                                           =============      =============   =============     =============

     Net income                                          $        88,550    $        74,948 $       190,045    $      166,888
                                                           =============      =============   =============     =============

     Net income per share                                $          1.02    $          0.87 $          2.20    $         1.95
                                                           =============      =============   =============     =============

Primary
     Average shares outstanding                               85,810,223         85,219,169      85,699,102        85,160,079
     Options - treasury stock method                             662,956            539,280         659,733           546,236
                                                           -------------      -------------   -------------     -------------

     Average shares and equivalents                           86,473,179         85,758,449      86,358,835        85,706,315
                                                           =============      =============   =============     =============

     Net income                                          $        88,550    $        74,948 $       190,045    $      166,888
                                                           =============      =============   =============     =============

     Net income per share                                $          1.02    $          0.87 $          2.20    $         1.95
                                                           =============      =============   =============     =============

All 6.25% Convertible Subordinated Debentures outstanding at December 31, 1994 were converted to common stock during the first quarter of 1995 without incurring further interest.

NOTE H--BUSINESS SEGMENTS

Net External Sales/Operating Profit
-----------------------------------



                                         Three months ended September 30,                  Nine months ended September 30,
                            --------------------------------------------------  ----------------------------------------------------
                                        1996                   1995                       1996                         1995
                            ------------------------  -----------------------   -------------------------  -------------------------
                                 NET                     Net                         NET                        Net
                              EXTERNAL     OPERATING   External     Operating      EXTERNAL     OPERATING     External    Operating
                                SALES       PROFIT      Sales        Profit         SALES        PROFIT        Sales        Profit
                            ------------  ----------  ----------   ----------    -----------   ----------   -----------  -----------

Paint Stores                $   705,593   $   75,389  $  610,854   $   59,308    $ 1,839,608   $  139,581   $ 1,633,949  $  112,414

Coatings                        461,853       90,429     297,011       68,793      1,324,299      226,469       888,631     179,744

Other                             3,564        3,333       3,522        3,128         10,128        9,948        10,332       9,031
                            ------------  ----------- -----------  -----------   ------------  -----------  ------------ -----------

     Segment totals         $ 1,171,010      169,151  $  911,387      131,229    $ 3,174,035      375,998   $ 2,532,912     301,189
                            ============              ===========                ============               ============

Corporate expenses-net                       (21,303)                 (12,264)                    (64,449)                  (36,287)
                                           ----------                ---------                   ---------                 ---------

Income before income taxes                $  147,848               $  118,965                  $  311,549                $  264,902
                                          ===========              ===========                 ===========               ===========

====================================================================================================================================

Intersegment Transfers
----------------------


                                             Three months ended September 30,                      Nine months ended September 30,
                                          ------------------------------------                 -------------------------------------
                                              1996                    1995                        1996                       1995
                                          -----------              -----------                 -----------               -----------

     Coatings                             $  233,119               $  230,355                  $  673,534                $  615,504
     Other                                     5,176                    4,673                      15,628                    13,821
                                          -----------              -----------                 -----------               -----------

          Segment totals                  $  238,295               $  235,028                  $  689,162                $  629,325
                                          ===========              ===========                 ===========               ===========


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

                       Item 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 28.5 percent in the third quarter and 25.3 percent in the first nine months of 1996 over the comparable 1995 periods. Excluding the results of operations of Pratt & Lambert United, Inc. (Pratt & Lambert) acquired during January 1996, and other smaller acquisitions acquired since the third quarter of 1995, comparable sales increased 9.7 and 7.3 percent for the same periods. Increased paint gallons sold to both retail and wholesale customers in the Paint Stores Segment led to sales increases of 15.5 and 12.6 percent for the third quarter and nine months, respectively. Wholesale customers include professional painter, contractor, industrial and commercial maintenance accounts. Excluding the effects of all acquisitions, the Paint Stores Segment's sales increased 11.1 percent for the quarter and 8.9 percent for the first nine months while comparable-store sales were up 11.3 and 9.1 percent for the same periods. Incremental sales from acquisitions helped achieve sales increases in the Coatings Segment of 55.5 and 49.0 percent for the third quarter and nine months, respectively. Excluding acquisitions, sales increased 7.1 and 4.6 percent due primarily to increased gallons sold to national customers and increased sales from new customers and new products in its diversified product lines. Revenue generated by real estate operations in the Other Segment increased slightly over 1995 for the third quarter but year-to-date revenue remains lower than last year.

Low margins on the acquired businesses caused consolidated gross profit as a percent of sales to decline to 42.0 percent for the third quarter from 42.8 percent last year and to 40.9 percent for the first nine months from 42.3 percent last year. Excluding the acquisitions, margins were higher than last year for both time periods. The Paint Stores Segment's third quarter and year-to-date margins, both including and excluding acquisitions, were higher than last year primarily due to increased retail sales. Margins in the Coatings Segment excluding all acquisitions were higher than last year for the quarter and nine months due to stable raw material costs, favorable operating costs and increased sales of higher-margin products.

Consolidated selling, general and administrative expenses as a percent of sales were favorable to last year for the quarter and first nine months due to lower-than-average expenses for the acquired businesses. The Paint Stores Segment's SG&A expenses as a percent of sales, both including and excluding acquisitions, were favorable to last year for the third quarter and nine months due to controlled spending combined with the increased sales. SG&A expenses as a percent of sales in the Coatings Segment were unfavorable to last year after excluding the effects of acquisitions due primarily to increased advertising and merchandising costs related to new customers and the introduction of new products.

Interest expense remained higher than last year for the third quarter and nine months due to the increase in long-term debt and short-term borrowings during 1996 which resulted from the financing of acquisitions and working capital earlier in the year. Net investment income was lower than last year for both periods due to lower average cash and short-term investment balances offset partially by higher average yields.

Other costs and expenses were higher than last year for both the third quarter and first nine months of 1996 due primarily to increased expenses related to the Company's investment in broad-based corporate owned life insurance.

Net income for the third quarter of 1996 increased to $88,550,000, or $1.02 per share, from $74,948,000, or $.87 per share, in 1995. Net income for the first nine months of 1996 increased to $190,045,000, or $2.20 per share, from $166,888,000, or $1.95 per share, in 1995. Excluding the results of operations of all acquisitions and the related financing costs, net income increased 15.2 and 12.7 percent for the quarter and nine months, respectively.

In accordance with the consensus guidance in Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", all third quarter and year-to-date 1996 results of operations exclude the results of operations of certain Pratt & Lambert subsidiaries through their respective dates of sale. These subsidiaries, which were sold during the third quarter of 1996, include essentially all operations of Pierce & Stevens Corp., a manufacturer of specialty chemicals, and Miracle Adhesives Corporation, a manufacturer of adhesives for the construction industry. The total operating profit related to these subsidiaries prior to their sale, approximately $577,000 in the third quarter and $2,988,000 through the first nine months of 1996, has been excluded from the statement of consolidated income. The Company considered estimated proceeds from the sales of these subsidiaries in its preliminary allocation of purchase price pursuant to APB Opinion No. 16.

During the first nine months of 1996, cash and cash equivalents decreased $243.3 million, long-term debt increased $113.6 million and short-term borrowings, amounts incurred less payments, increased $221.3 million. Cumulative short-term borrowings of $2,219.5 million incurred during the year relate to the Company's commercial paper program, which had unused borrowing availability of $378.7 million at September 30, 1996. This program is backed by the Company's revolving credit agreements. The increase in long-term debt is primarily related to the Company's issuance of two $50.0 million long-term notes. The proceeds of these borrowings and the decline in cash were used for the acquisition of Pratt & Lambert and other smaller acquisitions, payments of both Pratt & Lambert and the Company's long-term debt and short-term borrowings totaling $2,102.9 million, capital expenditures of $86.0 million, cash dividends of $45.0 million and normal operating needs. The Company's current ratio of 1.24 remains favorable at September 30, 1996. The decrease in this ratio from 2.08 at the end of last year's third quarter occurred primarily due to the increased short-term borrowings and related decrease in cash. Other Assets increased $537.3 million since December 31, 1995, of which approximately 511.9 million related to goodwill and intangible assets acquired during the year. Goodwill was reduced in the quarter primarily due to a re-allocation of the purchase price of Pratt & Lambert due to the difference between the carrying amount of certain Pratt & Lambert subsidiaries at the date of sale and the proceeds from the sale.

Since September 30, 1995, cash and cash equivalents decreased $205.1 million, net short-term borrowings increased $221.3 million and long-term debt increased $114.9 million. Cash generated by operations during this period of $361.4 million and total short-term borrowing proceeds of $2,220.1 million were offset by asset acquisitions of $600.0 million, payments of debt of $2,102.9 million, capital expenditures of $119.4 million, payments of cash dividends of $58.7 million, treasury stock acquisitions of $8.4 million and normal working capital needs. The Company expects to remain in a borrowing position throughout 1996.

Capital expenditures during the first nine months of 1996 represented primarily the costs of updating or installing point-of-sale terminals at the paint stores, relocating or remodeling paint stores, and the expansion or upgrade of distribution centers and manufacturing and research facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the first nine months of 1996, approximately 23,900 shares of our own stock were received in exchange from the exercise of stock options. We did not acquire any of our own shares through open market purchases during this time. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire shares of our own stock in the future.

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

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits

                  (11) Computation of Net Income Per Share - See Note G to
                       Condensed Consolidated Financial Statements (Unaudited).

                  (27) Financial Data Schedule for the period ended September
                       30, 1996.

           (b)    Reports on Form 8-K

                  None.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE SHERWIN-WILLIAMS COMPANY



November 13, 1996                         By:   /s/ J.L. Ault
                                                -------------
                                                J.L. Ault
                                                Vice President-
                                                Corporate Controller

November 13, 1996                         By:   /s/ L.E. Stellato
                                                -----------------
                                                L.E. Stellato
                                                Vice President, General
                                                Counsel and Secretary