Form 10-K405
period 1996-12-31
SHERWIN WILLIAMS CO
filed 1997-03-12
CIK 89800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EXCHANGE ON WHICH
               TITLE OF EACH CLASS                   REGISTERED
          ---------------------------------   ------------------------------

          9.875% Debentures due 2016           New York Stock Exchange
          Common Stock, Par Value $1.00        New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No  _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At January 31, 1997, 172,155,968 shares of the Registrant's Common Stock, with a par value of $1.00 each, were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates of the Registrant at that date was $4,744,253,442. The number of shares of Common Stock has been restated to reflect the effect of the Company's two-for-one stock split to be distributed on or about March 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 12, 1997 relating to certain information required to be disclosed in Part III.

================================================================================

                          THE SHERWIN-WILLIAMS COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this Form 10-K, the terms "Company" and "Registrant" mean The Sherwin-Williams Company and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                               TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.
---------                                                               --------
Part I
       1. Business Segment Information                                      1
       2. Description of Property                                           9
       3. Legal Proceedings                                                10
       4. Submission of Matters to a Vote of Security Holders              10
       Executive Officers of the Registrant                                11

Part II
       5. Market for Common Equity and Related Stockholder Matters         13
       6. Selected Financial Data                                          13
       7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       14
       8. Financial Statements and Supplementary Data                      20
       9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        21

Part III
      10. Directors and Executive Officers of the Registrant               22
      11. Executive Compensation                                           22
      12. Security Ownership of Certain Beneficial Owners and
           Management                                                      22
      13. Certain Relationships and Related Transactions                   22

Part IV
      14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     23

Signatures                                                                 45
Exhibit Index                                                              47
Consent of Independent Auditors                                            51

                       NOTE ON INCORPORATION BY REFERENCE

     In Part III of this Form 10-K, various information and data are incorporated by reference from the Company's Definitive Proxy Statement dated March 12, 1997 ("Proxy Statement"). Any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                PRELIMINARY NOTE

     References contained in this Form 10-K to the number or value of shares of the Company's Common Stock (including per share data) have been restated to reflect the effect of the two-for-one stock split to be distributed on or about March 28, 1997 to shareholders of record on March 3, 1997.

                                     PART I

ITEM 1.   BUSINESS SEGMENT INFORMATION

GENERAL DEVELOPMENT OF BUSINESS

     The Sherwin-Williams Company, which was first incorporated under the laws of the State of Ohio eighteen years after its founding in 1866, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers in North and South America.

PAINT STORES SEGMENT

     The Paint Stores Segment is the exclusive distributor of Sherwin-Williams(R) branded architectural coatings, industrial maintenance products, industrial finishes and related items produced by the Coatings Segment of the Company and others. The Paint Stores Segment is also a distributor of similar coatings and other products manufactured by third parties. Paint, wallcoverings, floorcoverings, window treatments, spray equipment and other associated products are marketed by store personnel and direct sales representatives to the do-it-yourself customer, professional painter, contractor, industrial and commercial maintenance customer, property manager, architect and manufacturer of products requiring a factory finish. Competitors of the Segment are other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated outlets. Product quality, service and price determine the competitive advantage in the highly fragmented paint product market. The loss of any single customer would not have a material adverse effect on the business of the Segment.

     During 1996, the Paint Stores Segment integrated a number of acquired businesses. The Segment obtained 27 stores as part of the Pratt & Lambert United, Inc. (Pratt & Lambert) acquisition and also completed various other acquisitions, including Pro-Line Paint Company, Seagrave Coatings Corporation, Mercury Paint Company and Brod-Dugan Company. The Pro-Line and Seagrave acquisitions provide the Segment with expanded presence in the industrial and marine markets, while the Mercury and Brod-Dugan acquisitions add 25 stores selling well-known and respected brands to contractors and retail customers.

     The Segment's base business performed exceptionally well during 1996. LowTemp 35(TM) Exterior Latex Paint, a high quality exterior latex paint which can be applied in temperatures as low as 35 degrees Fahrenheit, was one of many new products introduced during 1996. This product was selected by the editors of "Today's Homeowner" magazine as one of the fifty best new products for 1997. The editorial staff of the magazine conducted a yearlong search for the best new products based on characteristics such as innovation, quality, durability, ease of use, price, warranty and environmental friendliness. LowTemp 35(TM) exhibited the desired attributes and was selected as the most innovative new paint product. After receiving this same award for its EverClean(R) product line in 1995, the Segment was especially honored to receive such high recognition for the second consecutive year.

     In 1997, the Segment will continue to capitalize on its achievements and product knowledge by further enhancement of existing products and continued introduction of new and innovative products. Over thirty new products will be introduced in the coming year, including a new family of interior primers under the Prep-Rite(TM) label. These primers will have labels which will clearly instruct the consumer to use the right primer based on the type of surface to be painted. Advertising campaigns will highlight many of these new products while continuing to emphasize the Segment's existing superior-quality products. In addition, following the successful print advertising campaign in 1996 which highlighted the Segment's increased wallcovering product selection and its readily-accessible customer service team, advertising will be expanded in 1997 to include national television promotion of the Segment's wallcovering product line and its low-price guarantee available at all Sherwin-Williams' stores.

COATINGS SEGMENT

     The five divisions within the Coatings Segment (Coatings, Consumer Brands, Automotive, Transportation Services and Diversified Brands) participate in the manufacture, distribution and/or sale of coatings and related products.

     The Segment has sales to certain customers that, individually, may be a significant portion of its revenues. However, the loss of any single customer would not have a material adverse effect on the overall business of the Segment. All technical expenditures are sponsored by the Company and occur in the Coatings Segment. The expenditures for research and development appear on page 29 of this report.

COATINGS DIVISION

     In the United States, the Coatings Division manufactures paint and paint-related products for do-it-yourself customers, professional painters, contractors, industrial and commercial maintenance accounts, and manufacturers of factory finished products. Sherwin-Williams(R) branded architectural and industrial finishes are manufactured exclusively for the Paint Stores Segment. Labels, color cards, traffic paint, adhesives, private label and other branded products are manufactured for the Paint Stores Segment, the Consumer Brands Division and other divisions of the Company. Competitive factors for the Division are product innovation, manufactured product quality, service, distribution and price. Domestic competitors of the Division consist of other coatings manufacturers located throughout the United States. There are approximately 900 such manufacturers at the regional and national levels. The Coatings Division continues to strive to be the lowest cost producer of high quality coatings to gain an advantage over its competitors.

     Worldwide, there are many competitors in each of the foreign markets served by the Division as it manufactures, distributes and sells its products through wholly-owned subsidiaries, joint ventures and licensees of technology, trademarks and trade names. During 1996, the Division assumed the management of the architectural paints and coatings business of Globo S.A. Tintas e Pigmentos located in Brazil and the industrial coatings portion of the Stierling Group of companies located in the Republic of Chile, after the Company's acquisition of such businesses. At December 31, 1996, the Division included 9 subsidiaries and joint ventures in 8 foreign countries and 37 licensing agreements in 30 foreign countries. The majority of the sales from licensees and subsidiaries are in South America, the Division's strongest international market. New licensing agreements were signed in the Dominican Republic and Vietnam in 1996. In addition, new licensees in Argentina, China and Greece were obtained through the Pratt & Lambert acquisition. In 1997, the Division will continue to develop new business internationally by following a predetermined regional approach for the establishment of subsidiaries, joint ventures and licensees in selected countries.

     During 1996, the Coatings Division focused on integrating the operations of Pratt & Lambert and several smaller domestic acquisitions into its own operations. The integration benefits included the consolidation and overhead cost synergies while producing record gallon output. The Division's priorities for foreign acquisitions were to lower the cost of production through manufacturing efficiencies, better manufactured product quality, and improved service and distribution. The Division also continued to expand its powder coatings operations during 1996, completing construction of a new plant in Harrisburg, Pennsylvania and obtaining a new plant as part of the Pratt & Lambert transaction. The Division's first powder coatings plant in Fort Wayne, Indiana obtained ISO 9001 certification of its quality control system.

     In 1997, the Division will continue to integrate the manufacturing facilities obtained in 1996 as well as the manufacturing facility the Division obtained in January 1997 as part of the Thompson Minwax Holding Corp. (Thompson Minwax) acquisition. The integration of the acquired plants into the existing organization requires an analysis of the strategic fit of each of the Division's facilities, acquired and existing, in relation to the total manufacturing capability of the Division. Those facilities that do not fit well into the strategic plan will be closed and their production transferred to more efficient, more strategically located plants. As part of the analysis of the strategic fit of each facility, the Coatings Division will complete the closing of certain non-strategic facilities in 1997, while increasing the capacity and efficiency of other facilities. When the rationalization is completed, the Division will undergo a complete logistics and product sourcing review to further improve the efficiency of the manufacturing and distribution network. Throughout 1997, the Division also plans to continue its heightened research and development activities through new process developments that bring the manufacturing of products closer to the end user and through increased support of new product introductions.

CONSUMER BRANDS DIVISION

     The Consumer Brands Division is responsible for the sales and marketing of branded and private label products by a direct sales staff to unaffiliated home centers, mass merchandisers, independent dealers and distributors. Many of the country's leading retailers are among the Division's regional and national customers. The Division's competition for sales to these leading retailers comes from over 400 regional and national paint manufacturers and distributors of branded and private label paint and associated products. The competitive factors that set the leaders apart from the rest are service, brand recognition, distribution and price.

     The acquisition of Pratt & Lambert provided the Division sales and marketing responsibility over the Pratt & Lambert(R), Fabulon(R) and M.L. Campbell(R) brands. In addition to expanding sales of branded products through independently-owned paint and decorator stores, the acquisition enabled the Division to significantly enlarge its distribution of private label products in the mass merchandiser and home center channels. The home center channel continues to consolidate, creating competition for the business of the best regional and national home centers. The Division has been successful in targeting the majority of the strong home centers. The Division's launch of the Ralph Lauren(TM) paint line was highly successful in 1996, with distribution through both the independent store and home center channels. The Division created the color palette for this upscale paint line and provides the technical expertise for the easy-to-use textural finishes that represent a breakthrough development for the paint industry.

     In 1997, the Division will introduce several new products, including the launch of a new line of paints under the Martha Stewart(TM) label in early spring. In addition, the acquisition of Thompson Minwax will add the full line of Thompson's(R) exterior stains and sealants to enhance the Division's position in the market for both wood stains and concrete coatings. These products are an excellent balance with the Division's existing Cuprinol(R) wood stains and H&C(R) concrete coatings lines. The acquisition of Thompson Minwax will also assist the Division in expanding internationally, as it will add a line of interior varnishes and exterior stains under the Ronseal(TM) brand name in the United Kingdom and Ireland. Marketing programs for 1997 will target these new lines in addition to continued advertising of the Division's Dutch Boy(R), Pratt & Lambert(R) and other brands.

AUTOMOTIVE DIVISION

     The Automotive Division develops, manufactures and markets motor vehicle finish and refinish products under the Sherwin-Williams(R) and other branded labels in the United States and Canada through its network of 135 company-operated branches at December 31, 1996. The branches are supported by a direct sales staff. Products are also marketed through independent jobbers and wholesale distributors. The Division is the sole distributor of Standox(R) branded vehicle refinishing paints in the United States and Canada for American Standox, Inc., a joint venture. The Division sells directly to independent automotive body shops, automotive dealerships, fleet owners and refinishers, production shops, body builders and manufacturers requiring a factory finish
(OEM). A subsidiary in Jamaica generally markets a full line of products. Products manufactured in Kingston, Jamaica are sold through 9 stores and other dealers and by a direct sales force to independent dealers, painters, contractors, automotive body shops and industrial and commercial maintenance accounts in Jamaica. A portion of the income for the Division comes from the licensing of technology, trademarks and trade names to foreign companies. The Division has 12 licensees in 14 foreign countries, including a new agreement signed in Indonesia in 1996. Key competitive factors for the Automotive Division are technology, product quality, distribution and service. The Automotive Division has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. Strong distribution and high quality products have been the Division's greatest competitive advantages.

     The Division's international operations grew substantially in 1996. Productos Quimicos y Pinturas, S.A. de C.V. and its affiliated companies were acquired in January 1996, expanding the Division's presence in the Mexican market with the highly recognized Excelo(TM) brand products. In May 1996, Lazzuril Tintas S/A, a Brazilian automotive coatings company, was acquired. Late in 1996, the Division assumed the management of the automotive coatings business of the Stierling Group of companies, a leading producer of automotive coatings in Chile. The addition of these businesses in Mexico and South America will positively impact the Division's name recognition in these areas, providing the opportunity for future growth.

     During 1996, the Division's domestic business concentrated on continued improvement in product quality and color matching technology, achieving much success. The Division also increased its presence in automotive racing circuits promoting its Ultra 7000(R) product line. The Division sponsored two high-performance dragsters which appeared in races throughout the U.S. The dragsters are painted to match the Ultra 7000(R) black and rainbow product labels, providing an opportunity for the painting technicians and fans of those racing circuits to see the Division's products.

     In 1997, the Division will seek to expand its OEM business through commercialization of new interior waterborne coatings and exterior accessory coatings. The Division will continue to emphasize its improved color-matching capabilities to all markets as well as its commitment to developing new technology. Recent technological advancements have also assisted the Division in the development of new products with lower volatile organic compound (VOC) content to meet new regulations which will be effective in mid-1997. The Division's sales force will receive extensive training in early 1997 on changes in product attributes of these new VOC-compliant products and related application techniques which they can provide to the Division's customers. This commitment to improved products, technology and training enhances the Division's position for continued growth.

TRANSPORTATION SERVICES DIVISION

     The Transportation Services Division provides warehousing, truckload freight, pool assembly, freight brokerage and consolidation services primarily for the Company and for certain external manufacturers, distributors and retailers throughout the United States and Canada. This Division provides the Company with total logistics service support which allows increased delivery schedules, lower field inventory levels and fewer out-of-stocks.

     The Transportation Services Division has many different and diverse competitors. In the trucking industry, there are a few large carriers having small or moderate market share while thousands of other carriers compete for the balance of the market. The warehousing and distribution service market is characterized by a large number of competitors with none having dominant share. Since the primary business of the Division is to provide services for the Company's other divisions, gaining market share is not an objective.

     The Division spent the majority of 1996 integrating and consolidating the distribution centers obtained through the Pratt & Lambert acquisition into its existing distribution network. Consolidation efforts were successful, allowing the Division to achieve logistic and distribution synergies while continuing to meet strong demand. In its ongoing endeavor to improve distribution efficiency, a state-of-the-art truck routing software package was installed during 1996. This routing package represents a computerized fleet planning device which provides optimal loading, delivery and route information based on daily distribution requirements, thereby lowering overall costs.

     In 1997, the Division will integrate the Thompson Minwax traffic functions into the existing network and continue to strive for increased productivity and efficiency in distribution by implementing a supply chain management system. This system will evaluate service quality based on criteria such as timeliness, dispatch effectiveness and service levels. When combined with the routing software package installed in 1996, the Division will be able to more efficiently monitor its distribution functions from start to finish. The Division will also continue its consolidation of distribution centers into larger regional locations. Construction of a 695,000 square foot state-of-the-art distribution service center in Reno, Nevada is scheduled to begin in early 1997, which will allow for the consolidation of four existing centers in the northern Nevada area.

DIVERSIFIED BRANDS DIVISION

     The Diversified Brands Division competes in the following areas: retail and wholesale consumer aerosols; custom and industrial aerosols; paint applicators; and cleaning products. The Division participates in the retail and wholesale paint, automotive, homecare products, institutional, insecticide and industrial markets. A wide variety of aerosol products are filled, packaged and distributed to regional, national and international customers. Products are marketed through mass merchandisers, home centers, automotive chains and maintenance distribution channels in the United States, Canada, Mexico and Brazil. Approximately 6.2 percent of the Division's total sales in 1996 represented aerosols and paint applicators sold to the Paint Stores Segment. There are various primary competitors in each of the Division's product lines. The main competitive factors are technical know-how, quality, service and price. Superior quality products, excellent regulatory-complying products, technical leadership positions in electronic commerce and strong customer relationships have enabled the Division to distinguish itself from the competition.

     In 1996, the Division added consumer, industrial and janitorial cleaning products, with reputable brand names such as Cello(R) and Spring Fresh(R), to its product selection in the United States through the acquisitions of the Household and Professional Products Division of Grow Group, Inc. (Cleaning Solutions Group) and Sunshine Quality Products, Inc. The Division capitalized on these acquisitions by introducing a full line of industrial maintenance cleaners under the Sprayon(R) label at the end of 1996. This line of cleaning products represents the first full-line program of its kind to the industrial maintenance channel and complements the Division's other product lines. The Division also expanded internationally in 1996 through the acquisition of Industria Quimica Elgin Ltda., a leading producer and marketer of aerosol paint under the Colorgin(TM) brand label in Brazil. The extensive distribution network of Industria Quimica positions the Division to benefit from the emerging aerosol paint market in South America.

     New products will continue to be an important element for growth in 1997. Following the highly-successful 1996 introduction of Krylon(R) Living Color(R) Latex Enamel, a latex paint in aerosol form, the Division will expand its Krylon(R) Living Color(R) and Krylon(R) Decorator product lines in the 1997 season to include a complementary line of small-can enamels available in both latex and alkyd formulas. Other product launches will include a Cello(R) line of cleaning products for professional janitorial contractors and a Dupli-Color(R) automotive bulk paint and chemical line, available in 25 colors, to be marketed to retail customers. Efforts in 1997 will also be targeted toward the integration of manufacturing and marketing operations of Thompson Minwax. Product lines to be added include various interior stains and varnishes under the Minwax(R) brand name, finishing and enamel coating products under the Formby's(R) and Red Devil(R) brand names and specialty lubricants under the Tri-Flow(TM) brand name.

OTHER SEGMENT

     The Other Segment is responsible for the acquisition, development, leasing and management of properties for use by the Company and others generally within the United States. Obtaining real estate in the proper location at the appropriate cost is a critical component for achieving the desired operating success, particularly for paint stores and distribution service centers. This Segment has many competitors consisting of other real estate owners, developers and managers in areas where we currently hold property. The main competitive factors are the availability of property and price.

     At the end of 1996, the Retail Properties Division owned or leased 221 properties, representing over 1,700,000 square feet of space, which are conducive to the sale of paint and associated products. Such properties include 140 freestanding buildings, for exclusive use by the Paint Stores Segment, and 81 multi-tenant properties, utilized when the basic needs of the paint store can be met and where external rental opportunities can be profitably operated. The paint store must be easily accessible to professional painters and contractors with sufficient access to pickup and delivery areas. Multi-tenant properties are usually smaller "strip" shopping centers with adequate parking and, generally, the paint store will be located at the end of the shopping area for the most convenient access. In 1997, the Division does not anticipate significant growth in the number of owned retail properties needed by the Paint Stores Segment. The occupancy rate for external space was 86.6 percent at December 31, 1996.

     The Non-Retail Properties Division owned or leased 29 properties at the end of 1996 consisting of office buildings, idle manufacturing facilities, distribution service centers and vacant land. Occasionally, such properties are acquired or developed to provide the lowest cost alternative for expansion of distribution operations. Locations that have been utilized profitably in the past which can no longer contribute to the Company's future plans are offered for sale or lease. At the end of 1996, three idle or vacant properties obtained in the acquisition of Pratt & Lambert were under contract for sale, with settlement to occur in early 1997. One of the Division's largest tenants terminated its office space lease as of December 31, 1996, vacating over 300,000 square feet of office and storage space. While lease commitments have already been obtained for over 60 percent of this space, the vacancy will adversely impact the Non-Retail Properties Division in 1997.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     With respect to the Paint Stores Segment, there are sufficient suppliers of each product purchased for resale that the Segment does not anticipate any significant sourcing problems. For the Coatings Segment, raw materials and fuel supplies are generally available from various sources in sufficient quantities that the Segment does not anticipate any significant sourcing problems during 1997.

SEASONALITY

     The majority of the sales for the Paint Stores Segment and Coatings Segment traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Other Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of trademarks and trade names collectively contribute significantly to the sales of the Company. The Paint Stores Segment is identified with names such as Sherwin-Williams(R), SuperPaint(R), Pro Mar(R), EverClean(R), Glas-Clad(R), Perma-Clad(R), Old Quaker(R), Con-Lux(R), Mercury(TM) and Brod-Dugan(TM). The Coatings Segment employs a variety of trade names and trademarks in marketing its products, such as Sherwin-Williams(R), Dutch Boy(R), Kem-Tone(R), Martin-Senour(R), Cuprinol(R), H&C(R), White Lightning(R), Krylon(R), Standox(R), Rust Tough(R), Excelo(TM), Lazzuril(TM), Colorgin(TM), Pratt & Lambert(R), Ralph Lauren(TM), Rubberset(R) and Dupli-Color(R).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole, the Automotive and Coatings Divisions' international operations derive a portion of their income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint products through 1997.

EMPLOYEES

     The Company employed approximately 20,800 persons at December 31, 1996.

ENVIRONMENTAL COMPLIANCE

     See Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 14 through 19 of this report, for further details on environmental compliance.

BUSINESS SEGMENTS

(MILLIONS OF DOLLARS)                                           1996        1995       1994
--------------------------------------------------------------------------------------------
NET EXTERNAL SALES
Paint Stores                                                   $ 2,410     $2,131     $1,986
Coatings                                                         1,709      1,129      1,100
Other                                                               14         14         14
--------------------------------------------------------------------------------------------
Segment totals                                                 $ 4,133     $3,274     $3,100

INTERSEGMENT TRANSFERS
Coatings                                                       $   924     $  801     $  720
Other                                                               21         19         18
--------------------------------------------------------------------------------------------
Segment totals                                                 $   945     $  820     $  738

OPERATING PROFITS
Paint Stores                                                   $   206     $  158     $  141
Coatings                                                           260        202        201
Other                                                               13         13          8
Corporate expenses-net                                            (104)       (55)       (51)
--------------------------------------------------------------------------------------------
Income before income taxes                                     $   375     $  318     $  299

IDENTIFIABLE ASSETS
Paint Stores                                                   $   634     $  550     $  517
Coatings                                                         1,764        846        757
Other                                                               45         45         44
Corporate                                                          552        700        644
--------------------------------------------------------------------------------------------
Consolidated totals                                            $ 2,995     $2,141     $1,962

CAPITAL EXPENDITURES
Paint Stores                                                   $    40     $   29     $   26
Coatings                                                            68         68         46
Other                                                                3          4          1
Corporate                                                           12          7          6
--------------------------------------------------------------------------------------------
Consolidated totals                                            $   123     $  108     $   79

DEPRECIATION
Paint Stores                                                   $    26     $   24     $   23
Coatings                                                            40         31         30
Other                                                                3          2          3
Corporate                                                            7          6          5
--------------------------------------------------------------------------------------------
Consolidated totals                                            $    76     $   63     $   61

NOTES TO SEGMENT TABLE

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

                                       Leased
                                         or
       Manufacturing facilities        Owned
---------------------------------------------
Anaheim, California                    Owned
Baltimore, Maryland                    Owned
Bedford Heights, Ohio                  Owned
Bradenton, Florida                     Leased
Buffalo, New York                      Leased
Chicago, Illinois                      Owned
Coffeyville, Kansas                    Owned
Columbus, Ohio                         Owned
Crisfield, Maryland                    Leased
Deshler, Ohio                          Owned
Edison, New Jersey                     Owned
Elk Grove, Illinois                    Owned
Emeryville, California                 Owned
Ennis, Texas                           Leased
Fort Wayne, Indiana                    Leased
Fort Worth, Texas                      Owned
Fountain Inn, South Carolina           Owned
Garland, Texas                         Owned
Greensboro, North Carolina (2)         Owned
Harrisburg, Pennsylvania               Leased
Havre de Grace, Maryland               Owned
Holland, Michigan                      Owned
Indianapolis, Indiana                  Leased
Kankakee, Illinois                     Leased
Lawrenceville, Georgia                 Owned
Memphis, Tennessee                     Leased
Morrow, Georgia                        Owned
Newark, New Jersey                     Owned
Orlando, Florida                       Owned
Richmond, Kentucky                     Owned
Victorville, California                Owned
Wichita, Kansas                        Owned
Buenos Aires, Argentina                Owned
Fort Erie, Ontario, Canada             Owned
Kingston, Jamaica                      Owned
Mexico City, Mexico                    Owned
Santiago, Chile                        Owned
Sao Bernardo, Brazil                   Leased
Sao Bernardo, Brazil (2)               Owned
Tabao, Brazil                          Owned
Texcoco, Mexico                        Owned

                                       Leased
                                         or
        Distribution facilities        Owned
---------------------------------------------
Bedford Heights, Ohio                  Leased
Buford, Georgia                        Leased
Dayton Valley, Nevada                  Owned
Effingham, Illinois                    Leased
Fredericksburg, Pennsylvania           Owned
Reno, Nevada                           Leased
Richmond, Kentucky                     Owned
Sparks, Nevada                         Leased
Waco, Texas                            Leased
Winter Haven, Florida                  Owned
Buenos Aires, Argentina                Owned
Calgary, Alberta, Canada               Leased
Mexico City, Mexico                    Owned
Mississauga, Ontario, Canada           Leased
Montreal, Quebec, Canada               Owned
Richmond Hill, Ontario, Canada         Leased
San Juan, Puerto Rico                  Leased
Santiago, Chile                        Owned
Sao Bernardo, Brazil (2)               Owned
Scarborough, Ontario, Canada           Owned
Tabao, Brazil                          Owned
Texcoco, Mexico                        Owned

     In addition, the Coatings Segment included 135 company-operated automotive branches, of which 1 was owned, in the United States and Canada and 9 leased stores in Jamaica at December 31, 1996.

     The operations of the Paint Stores Segment included 2,156 company-operated specialty paint stores in the United States, Canada and Puerto Rico at December 31, 1996. All stores are leased locations with 219 being leased from the Company's Retail Properties Division in the Other Segment. The Paint Stores Segment is divided into four separate operating divisions, each of which is responsible for the stores located within its geographical region. At the end of 1996, the Mid Western Division operated 598 stores primarily located in the midwestern and upper west coast states and western Canada, the Eastern Division operated 450 stores along the upper east coast and New England states and eastern Canada, the Southeastern Division operated 570 stores principally covering the lower east and gulf coast states and Puerto Rico, and the South Western Division operated 538 stores in the plains and the lower west coast states. The Paint Stores Segment opened 23 net new stores in 1996, added 55 stores through acquisitions (of which 11 were closed) and relocated 38.

     All property within the Other Segment is owned by the Company except for 4 land leases in the Retail Properties Division and 4 warehouse leases in the Non-Retail Properties Division.

ITEM 3.   LEGAL PROCEEDINGS

     On July 16, 1993, the United States Department of Justice, on behalf of the United States Environmental Protection Agency, filed a complaint against the Company in the United States District Court for the Northern District of Illinois. The complaint alleged violations under various environmental statutes concerning the Company's operations at its southeast Chicago, Illinois facility. The complaint demanded an undetermined amount of civil penalties and further demanded certain, unspecified corrective action be taken to clean up the site. Pursuant to a Consent Decree entered into recently with the United States of America, on behalf of the Administrator of the United States Environmental Protection Agency, the Company has agreed to (i) comply with applicable environmental laws and regulations, (ii) pay a civil penalty in the amount of $4,700,000, (iii) spend $1,100,000 at two environmental remediation/restoration projects located in the south side of Chicago, Illinois which are unrelated to the Company's activities, (iv) conduct an investigation at its southeast Chicago, Illinois facility to determine the nature, extent and potential impact, if any, of environmental contamination at the facility, and (v) implement selected remedial action measures, if required, to address any environmental contamination identified pursuant to the investigation. The Consent Decree is subject to Court approval.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the current Executive Officers, the positions and offices with the Company held by them as of February 28, 1997 and the date when each was first elected or appointed an Executive Officer.

                                                                              Date When
                                                                            First Elected
          Name               Age              Present Position               or Appointed
-------------------------    ---     -----------------------------------    --------------
John G. Breen                62      Chairman and Chief Executive               1979
                                     Officer, Director
Thomas A. Commes             54      President and Chief Operating              1979
                                     Officer, Director
John L. Ault                 51      Vice President -- Corporate                1987
                                     Controller
Frank E. Butler              61      President & General Manager,               1994
                                     Coatings Division
Christopher M. Connor        40      President & General Manager,               1994
                                     Diversified Brands Division
Conway G. Ivy                55      Vice President -- Corporate                1979
                                     Planning and Development
T. Scott King                44      President & General Manager,               1994
                                     Consumer Brands Division
Thomas Kroeger               48      Vice President -- Human Resources          1987
John C. Macatee              45      President, Paint Stores Group              1994
Larry J. Pitorak             50      Senior Vice President -- Finance,          1978
                                     Treasurer and Chief Financial
                                     Officer
Joseph M. Scaminace          43      President & General Manager,               1994
                                     Automotive Division
Louis E. Stellato            46      Vice President, General Counsel and        1989
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

     Mr. Connor has served as President & General Manager, Diversified Brands Division since April 1994 prior to which he served as Senior Vice
President -- Marketing, Paint Stores Group commencing September 1992. From June 1986 to September 1992, Mr. Connor served as President & General Manager, Western Division, Paint Stores Group.

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

     Mr. Scaminace has served as President & General Manager, Automotive Division since April 1994 prior to which he served as President & General Manager, Diversified Brands Division commencing September 1985.

     Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991.

     There are no family relationships between any of the persons named.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     Sherwin-Williams Common Stock is listed on the New York Stock Exchange and traded under the symbol SHW.


                                  QUARTERLY STOCK PRICES AND DIVIDENDS*

                                  Quarter      High         Low       Dividend
                                  --------------------------------------------
               1996                 1ST       $22.688     $19.500     $  .0875
                                    2ND        23.500      20.938        .0875
                                    3RD        23.563      21.125        .0875
                                    4TH        28.875      22.813        .0875
               1995                 1st       $17.438     $16.000     $  .08
                                    2nd        19.000      16.688        .08
                                    3rd        18.563      17.063        .08
                                    4th        20.750      17.188        .08

     The number of shareholders of record for Sherwin-Williams Common Stock, par value $1.00 per share, at January 31, 1997 was 11,887. The closing market value per share as listed on the New York Stock Exchange at the close of business on January 31, 1997 was $27.750.*

* Per share data reflects the effect of the stock split described in Note 17 to the consolidated financial statements.

ITEM 6.   SELECTED FINANCIAL DATA
(Millions of Dollars, except per share data)

                                                  1996       1995       1994       1993       1992
---------------------------------------------------------------------------------------------------
OPERATIONS
Net Sales                                        $4,133     $3,274     $3,100     $2,949     $2,748
Income before cumulative effects of changes
  in accounting methods                             229        201        187        165        145*
FINANCIAL POSITION
Total assets                                     $2,995     $2,141     $1,962     $1,915     $1,730
Long-term debt                                      143         24         20         38         60
PER COMMON SHARE DATA**
Income before cumulative effects of changes
  in accounting methods                          $ 1.33     $ 1.17     $ 1.07     $  .93     $  .82*
Cash dividends                                      .35        .32        .28        .25        .22

 * Includes a reduction, beginning January 1, 1992, for the additional expense of accruing postretirement benefits. Such additional expense was $5.7 million after income taxes ($.03 per share**) in 1992.

** Per share data reflects the effect of the stock split described in Note 17 to the consolidated financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- 1996

     During 1996, the Company invested more than $670.7 million in the acquisitions of Pratt & Lambert United, Inc. (Pratt & Lambert) in January and many smaller domestic and foreign acquisitions that followed. These acquisitions were financed through the use of $267.6 million of cash and cash equivalents and short-term investments available at the beginning of 1996 plus short-term borrowings, long-term debt and excess operating cash flow generated during the year. Nearly $332.6 million in net operating cash flow was generated in 1996 providing the funds to invest in property, plant and equipment, to increase the annual dividend to shareholders and to partially finance the acquisition activity. The Company's Consolidated Balance Sheets and Statements of Consolidated Cash Flows, on pages 25 and 26 of this report, provide more detailed information on the Company's financial position and cash flows.

     Changes in the components of working capital included an increase in short-term borrowings incurred during the year through the use of a portion of the Company's commercial paper program, which had unused borrowing availability of $433.8 million at December 31, 1996. This program is fully backed by the Company's revolving credit agreements. Other current assets increased $113.7 million, of which approximately $56.0 million is related to a settlement receivable with certain insurance carriers pertaining to environmental-related matters, and approximately $68.0 million is related to various assets acquired, including the Company's investment in a subsidiary in Chile which was not consolidated at December 31, 1996. Increased current deferred income taxes related primarily to the tax effects of purchase accruals recorded in connection with acquisitions. Increases in other components of working capital occurred primarily due to the effects of the acquisitions and related increases in sales and manufacturing activity. The Company's current ratio declined to 1.35 at December 31, 1996. The decrease in this ratio from 2.0 at the end of 1995 occurred primarily due to the increased short-term borrowings and related decreases in cash and cash equivalents and short-term investments.

     Deferred pension assets, totaling $254.4 million at December 31, 1996, represent the excess fair market value of the assets in the defined benefit pension trusts over the actuarially-determined projected benefit obligations. The 1996 increase in deferred pension assets resulted primarily from net deferred pension assets acquired combined with the recognition of the net pension credit further described in Note 6 on page 32 of this report. The actual return on plan assets of the defined benefit pension plans exceeded the assumed asset earnings rate of 8.5 percent primarily due to favorable actual returns realized on equity investments. These excess earnings are deferred, decreasing the cumulative unrecognized net loss. The effect of this decrease, combined with an increased asset base, will increase the net pension credit in 1997. The increase in goodwill of $507.7 million and the increase in intangible and other long-term assets of $54.7 million primarily relates to acquisitions of $612.5 million offset by amortization expense of $27.4 million and other reductions in long-term assets from 1995. Goodwill represents the excess cost over fair value of net assets acquired in purchase business combinations, and intangible assets represent the cost of trademarks and other intangibles acquired.

     Net property, plant and equipment increased $93.0 million during 1996 primarily due to capital expenditures of $122.7 million and net fixed assets acquired of $55.6 million, offset partially by depreciation expense of $76.2 million and dispositions or retirements of certain assets. Capital expenditures in 1996 represented primarily the costs of upgrading or installing point-of-sale computer systems in paint stores, relocating or remodeling paint stores, new powder coatings manufacturing facilities, and upgrading distribution centers and manufacturing facilities. The increase in capital expenditures in the Paint Stores Segment in 1996 occurred primarily due to the upgrade or installation of new point-of-sale computer systems in most of the Segment's stores. In the Coatings Segment, increased capital expenditures in 1996 relating to a new Brazilian manufacturing facility in the Coatings Division were offset by lower construction costs in the Transportation Services and Automotive Divisions due to the 1995 completion of distribution centers in Fredericksburg, Pennsylvania and Richmond, Kentucky. Capital expenditures in the Corporate area increased due to the increased cost of a replacement aircraft. In 1997, the most significant planned capital expenditures are the continued replacement of point-of-sale computer systems in the paint stores, the construction of a 695,000 square foot distribution center in Reno, Nevada and various productivity improvement projects at manufacturing facilities. The Company will continue to invest strategically in upgrading or expanding its facilities and equipment. We do not anticipate the need for any specific external financing to support these capital programs. Total assets grew to just under $3.0 billion during 1996, an increase of $853.5 million from December 31, 1995.

     Long-term debt increased $118.7 million to $142.7 million at December 31, 1996. The issuance of two $50.0 million floating term notes in conjunction with the purchase of Pratt & Lambert and the subsequent refinancing of their existing debt and the issuance of various fixed rate notes totaling $22.0 million in conjunction with other acquisitions accounted for the majority of the change in long-term debt. Long-term debt assumed as part of certain acquisitions and other changes in long-term debt, totaling $69.1 million, were more than offset by payments of $72.4 million. As more fully explained in Note 16 on page 43 of this report, the Company increased the aggregate principal amount of short-term debt which can be issued under its commercial paper program to $1.45 billion in January 1997. This program is fully supported by revolving credit agreements in the same aggregate amount. Proceeds from borrowings under this program were used to purchase all outstanding shares of Thompson Minwax Holding Corp. (Thompson Minwax) in January 1997. Subsequently, in February 1997, the Company issued $100.0 million of 6.25% notes due February 1, 2000, $100.0 million of 6.5% notes due February 1, 2002 and $200.0 million of 6.85% notes due February 1, 2007 under its previously existing shelf registration with the Securities and Exchange Commission. In addition, the Company issued $150.0 million of 7.375% debentures due February 1, 2027 and $150.0 million of 7.45% debentures due February 1, 2097 in a private offering not registered under the Securities Act of 1933, as amended. The net proceeds from the sale of the notes and debentures were used to refinance a portion of the Company's commercial paper outstanding. Due to the refinancing, the size of the commercial paper program and related revolving credit agreements will be re-evaluated in 1997. The Company expects to remain in a borrowing position throughout 1997.

     The increase in the long-term postretirement liability occurred due to the combination of postretirement liabilities assumed in acquisitions and the excess of the net postretirement expense, as determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, over the costs for benefit claims incurred. The current portion of the accrued postretirement liability is included in other accruals. See Note 7, on page 34 of this report, for additional information concerning the Company's postretirement obligations.

     Other long-term liabilities include accruals for environmental-related items and other miscellaneous items. The increase of $104.9 million during 1996 occurred due primarily to adjustments made to previously recorded environmental-related accruals, liabilities assumed for environmental-related matters as a result of acquisitions and other items. In addition, the Company accrued certain additional environmental-related expenses in accordance with the early adoption of the American Institute of Certified Public Accountants Statement of Position 96-1 (SOP 96-1), "Environmental Remediation Liabilities". See Note 1, on page 28 of this report, for further information concerning the Company's adoption of SOP 96-1 and see Note 10, on page 37 of this report, for additional information concerning the Company's other long-term liabilities.

     The Company and certain other companies are defendants in a number of lawsuits arising from the manufacture and sale of lead pigments and lead paints. It is possible that additional lawsuits may be filed against the Company in the future with similar allegations. The various existing lawsuits seek damages for personal injuries and property damages, along with costs involving the abatement of lead related paint from buildings and medical monitoring costs. The Company believes that such lawsuits are without merit and is vigorously defending them. The Company does not believe that any potential liability ultimately determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's business or financial condition.

     The operations of the Company, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose liability on the Company for past operations which were conducted utilizing practices and procedures considered acceptable under the laws and regulations existing at that time. The Company expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and our industry in the future. The Company believes it conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and promote continued compliance.

     Capital expenditures and other expenses related to ongoing environmental compliance measures are included in the normal operating expenses of conducting business. The Company's capital expenditures and other expenses related to ongoing environmental compliance measures were not material to the Company's financial condition or net income during 1996, and the Company does not expect such capital expenditures and other expenses to be material to the Company's financial condition or net income in the future.

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

     The Company accrues for certain environmental remediation-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued, such as SOP 96-1, which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

     Pursuant to a Consent Decree entered into with the United States of America, on behalf of the Environmental Protection Agency, which has been filed in the United States District Court for the Northern District of Illinois and which is subject to court approval, the Company has agreed, in part, to (i) conduct an investigation at its southeast Chicago, Illinois facility to determine the nature, extent and potential impact, if any, of environmental contamination at the facility, and (ii) implement remedial action measures, if required, to address any environmental contamination identified pursuant to the investigation. In addition, the Company is a defendant in a lawsuit brought by PMC, Inc. regarding one of the Company's former Chemical Division's manufacturing facilities which is located adjacent to the Company's southeast Chicago, Illinois facility. This former manufacturing facility was sold to PMC, Inc. in 1985. PMC, Inc. is seeking an undisclosed amount for environmental remediation costs and other damages based upon contractual and tort theories, and under various environmental laws. The Company is vigorously defending this lawsuit.

     With respect to the Company's southeast Chicago, Illinois facility and its former manufacturing facility adjacent thereto, the Company has evaluated its potential liability and, based upon its preliminary evaluation, has accrued an appropriate amount. However, due to the uncertainties surrounding these facilities, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of the liability may result in a significant impact on net income for the annual or interim period during which the additional costs are accrued.

     In the opinion of the Company's management, any potential liability ultimately attributed to the Company for its environmental-related matters will not have a material adverse effect on the Company's financial condition, liquidity, cash flow or, except as set forth in the preceding paragraph, net income. See Note 10, on page 37 of this report, for discussion of the environmental-related accruals included in the Company's consolidated balance sheets.

     Shareholders' equity increased $189.1 million during 1996 due primarily to current year net income offset partially by dividends paid to shareholders. Approximately 77,800 shares of the Company's common stock were received in exchange from the exercise of stock options during 1996. We did not acquire any of our own shares through open market purchases during this time period. Depending upon our cash position and market conditions in the future, we may acquire shares of our own stock for general corporate purposes.

     At a meeting held January 29, 1997, the Board of Directors declared a two-for-one common stock split and increased the quarterly dividend to $.10 per share on a post-split basis, both payable to shareholders of record on March 3, 1997. The increase in the quarterly dividend represents the eighteenth consecutive annual increase and a compounded rate of increase of 28.0 percent since the dividend was reinstated in the fourth quarter of 1979. The 1996 annual dividend of $.35 per share (on a post-split basis) marked the seventeenth consecutive year that the dividend approximated our payout ratio target of 30 percent of the prior year's earnings.

     The January 1997 acquisition of Thompson Minwax, for an approximate purchase price of $830 million, included funds to extinguish all of Thompson Minwax's previously-existing debt. Preliminary estimates of the fair market value of the net assets to be recorded pursuant to the acquisition will approximate $257.3 million, with approximately $572.7 million recorded as goodwill. These estimates are tentative, pending completion of final appraisals. The goodwill ultimately recorded for the purchase will be amortized over its estimated life. See Note 16, on page 43 of this report, for additional information related to the acquisition.

RESULTS OF OPERATIONS -- 1996 VS 1995

     Consolidated net sales increased to $4.13 billion in 1996, a 26.2 percent increase over 1995. Excluding incremental sales from Pratt & Lambert and other smaller acquisitions (collectively, Acquisitions) after date of acquisition, net sales for 1996 increased 7.5 percent.

     Sales in the Paint Stores Segment increased 13.1 percent over 1995, or 9.1 percent excluding Acquisitions, due primarily to increased paint gallons sold to both retail and wholesale customers. Comparable store sales were up 10.0 percent for the year. Despite selling price reductions on certain non-paint product lines in 1996, volume gains generated overall sales increases in all non-paint product lines except window treatments.

     Incremental sales from Acquisitions led to an external sales increase of
51.4 percent over 1995 in the Coatings Segment. Excluding Acquisitions, external sales increased 4.7 percent. Increased gallons sold to national accounts and independent dealers led to a net external sales increase excluding Acquisitions over last year in the Consumer Brands Division. In the Automotive Division, 1996 external sales gains excluding Acquisitions were generated primarily from sales growth in its branch distribution network. The addition of new products and new customers in the Diversified Brands Division during 1996 helped to achieve sales gains in its custom, automotive, hardware and industrial product lines excluding Acquisitions. Revenue generated by real estate operations in the Other Segment decreased slightly compared to 1995 due to the disposition of certain properties in late 1995 and in 1996.

     Lower gross profit margins from some of the Acquisitions' businesses caused consolidated gross profit as a percent of sales to decline to 41.8 percent from
42.7 percent in 1995. Excluding

Acquisitions, gross profit margins increased to 44.4 percent. Gross profit margins in the Paint Stores Segment, both including and excluding Acquisitions, were higher than last year due to increased sales of its higher margin product lines combined with increased retail sales. Stable product costs combined with a favorable sales mix led to improved gross profit margins over last year in the Coatings Segment excluding Acquisitions.

     Consolidated selling, general and administrative (SG&A) expenses as a percent of sales were favorable to last year, declining to 31.7 percent from
32.8 percent, due to lower-than-average expenses in the Acquisitions' businesses. Excluding Acquisitions, SG&A expenses as a percent of sales increased to 33.5 percent. The Paint Stores Segment's controlled spending throughout 1996 combined with its sales gains led to favorable SG&A expenses as a percent of sales on both an as-reported basis and excluding Acquisitions. The Coatings Segment's SG&A expenses as a percent of sales excluding Acquisitions were unfavorable to last year due primarily to increased merchandising costs, advertising and promotional expenses related to product introductions in the Consumer Brands and Diversified Brands Divisions.

     Consolidated operating profits increased 30.3 percent over 1995, or 19.2 percent excluding Acquisitions. Operating profits of the Paint Stores Segment increased 30.2 percent, or 28.1 percent excluding Acquisitions, due to volume gains and the continued containment of SG&A expenses. The Coatings Segment's operating profits excluding Acquisitions increased 11.9 percent due to stable raw material costs and manufacturing efficiencies resulting from volume gains. The operating profits of the Other Segment increased in comparison to 1995 primarily due to the reduction in costs associated with disposed properties. Corporate expenses increased over 1995 due to increased interest expense, decreased net investment income and increases in other costs and expenses which are not directly associated with or allocable to any individual operating segment. Refer to pages 1 through 8 of this report for additional Business Segment information.

     The increases in long-term debt and short-term borrowings which occurred in 1996 due to the financing of Acquisitions caused interest expense to increase significantly over 1995. Correspondingly, interest coverage decreased to 16.3 times from 126.8 times in 1995. Fixed charge coverage, which is calculated using interest and gross rent expense, declined to 3.9 times from 4.2 times in 1995.

     Net interest and investment income was lower than 1995 due to lower average cash and short-term investment balances offset partially by higher average yields. Other costs and expenses increased in 1996 due to increased provisions for dispositions and termination of operations and for environmental remediation-related matters and other items as more fully discussed in Note 4 on page 31 of this report. The effective income tax rate increased in 1996, as shown in Note 14, on page 41 of this report, primarily due to the increase in non-deductible tax items, primarily goodwill.

     Net income increased 14.2 percent in 1996 to $229.2 million from $200.7 million in 1995. Excluding Acquisitions, net income increased 12.6 percent. Net income per share increased 13.7 percent in 1996 to $1.33 from $1.17.

     In accordance with the consensus guidance in Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", all 1996 results of operations exclude the results of operations of certain Pratt & Lambert subsidiaries through their respective dates of sale. These subsidiaries, which were sold during the third quarter of 1996, include essentially all operations of Pierce & Stevens Corp., a manufacturer of specialty chemicals, and Miracle Adhesives Corporation, a manufacturer of adhesives for the construction industry. The total operating profit related to these subsidiaries prior to their sale, approximately $3.0 million in 1996, has been excluded from the statement of consolidated income. The net gain realized on the sale of these subsidiaries was insignificant to the allocation of purchase price pursuant to APB Opinion No. 16.

     The acquisition of Thompson Minwax in January 1997 will affect our results of operations beginning in 1997.

RESULTS OF OPERATIONS -- 1995 VS 1994

     Consolidated net sales increased 5.6 percent, to $3.27 billion, over 1994 due primarily to volume and price increases in the Paint Stores Segment.

     Sales in the Paint Stores Segment increased 7.3 percent for 1995 as all divisions achieved sales improvements, particularly in paint and paint-related product lines. Comparable store sales increased 6.5 percent. Increased paint gallons sold to wholesale customers generated the majority of the sales increase. Volume sales to retail customers remained sluggish. Selling price increases implemented to partially offset increased raw materials costs also contributed to the sales improvements.

     External sales in the Coatings Segment increased 2.7 percent over 1994. The Consumer Brands Division was the primary contributor to this sales increase due to increased gallon sales, particularly in its Dutch Boy(R) brand. In the Automotive Division, sales increases in the automotive branches were partially offset by declines in two of its major product lines which resulted from soft automotive aftermarket sales throughout 1995. Reduced consumer demand in the custom, automotive and industrial markets led to flat sales as compared to 1994 in the Diversified Brands Division. Revenue for the real estate operations in the Other Segment increased slightly for 1995.

     Consolidated gross profit as a percent of sales was slightly lower than 1994, decreasing to 42.7 percent from 42.8 percent. Gross profit margins increased slightly in the Paint Stores Segment due to gallon sales improvement combined with successful implementation of supplemental selling price increases during the year to partially offset increased costs for raw materials. The Coatings Segment's gross profit margins were lower than 1994 due to the adverse effects of raw material cost increases combined with a sales mix toward lower-margin products in the Automotive Division and production volume decreases in the Diversified Brands Division.

     Consolidated SG&A expenses as a percent of sales declined to 32.8 percent from 32.9 percent in 1994. The Paint Stores Segment carefully contained SG&A spending throughout 1995, leading to favorable SG&A expenses as a percent of sales. The Coatings Segment's SG&A expenses as a percent of sales were higher than 1994 primarily due to increased market penetration costs for new customers in the Consumer Brands Division and to the marginally higher sales amount.

     Consolidated operating profits increased 4.0 percent in 1995. In the Paint Stores Segment, operating profits increased 12.7 percent over 1994 due to increased volume and controlled SG&A spending. Operating profits in the Coatings Segment improved 0.6 percent for 1995. Increased raw material costs during 1995 combined with moderate production volume increases adversely impacted this Segment's results. The operating profits of the Other Segment increased in 1995 due primarily to reduced interest expense on average long-term debt allocable to its real estate operations combined with provisions incurred in 1994 for disposition of certain non-retail properties. Corporate expenses increased in 1995 due primarily to various environmental remediation-related and disposition provisions which are not directly associated with or allocable to any individual segment.

     Interest expense decreased 21.3 percent during 1995 due to reduced average long-term debt resulting from normal maturities and 1994 debt purchases. As a result, interest coverage increased to 126.8 times from 93.8 times in 1994. Our fixed charge coverage, which is calculated using interest and gross rent expense, improved to 4.2 times from 4.1 times in 1994.

     Interest and net investment income increased 40.1 percent in 1995 due primarily to increased investment yields. Other costs and expenses decreased in 1995 primarily due to increased dividends and a net reduction of other expenses as more fully described in Note 4 on page 31 of this report. The effective income tax rate decreased in 1995, as shown in Note 14 on page 41 of this report, primarily due to increased tax-exempt investment vehicles.

     Net income increased 7.5 percent in 1995 to $200.7 million from $186.6 million in 1994. Net income per share increased 9.3 percent to $1.17 from $1.07.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 1996, 1995 and 1994, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 23, 1997, except for Note 17,
as to which the date is January 29, 1997

REPORT OF MANAGEMENT

Shareholders
The Sherwin-Williams Company

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 1996, 1995 and 1994. The primary responsibility for the integrity of the financial information rests with management. This information is prepared in accordance with generally accepted accounting principles based upon our best estimates and judgments and giving due consideration to materiality.

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

FINANCIAL STATEMENTS

     See "Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the required Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT

     The information required by Item 10 regarding Directors is contained under the caption "Election of Directors (Proposal 1)" in the Proxy Statement which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year which information under such caption is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is contained on pages 7 through 18 of the Proxy Statement and under the captions "Directors' Fees" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement which information is incorporated herein by reference.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS

     None

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements
           (i)   Statements of Consolidated Income for the Years Ended December
                 31, 1996, 1995 and 1994
           (ii)  Consolidated Balance Sheets at December 31, 1996, 1995 and 1994
           (iii) Statements of Consolidated Cash Flows for the Years Ended
                 December 31, 1996, 1995 and 1994
           (iv)  Statements of Consolidated Shareholders' Equity for the Years
                 Ended December 31, 1996, 1995 and 1994
           (v)   Notes to Consolidated Financial Statements for the Years Ended
                 December 31, 1996, 1995 and 1994
     (2)   Financial Statement Schedule
                 Financial Schedule No. II for the Years Ended December 31,
                 1996, 1995 and 1994 -- All other schedules for which
                 provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
     (3)   Exhibits
                 See Exhibit Index at page 47 of this report which is
                 incorporated herein by reference.

(b) Reports on Form 8-K -- Current Report on Form 8-K dated November 22, 1996 reporting, under Item 5, the signing of a definitive agreement to purchase Thompson Minwax Holding Corp.

                         STATEMENTS OF CONSOLIDATED INCOME

                    (Thousands of Dollars Except Per Share Data)

                                                         Year ended December 31,
-----------------------------------------------------------------------------------------
                                                    1996           1995           1994
-----------------------------------------------------------------------------------------
Net sales                                        $4,132,879     $3,273,819     $3,100,069
Costs and expenses:
     Cost of goods sold                           2,405,178      1,877,083      1,772,671
     Selling, general and administrative
       expenses                                   1,309,086      1,075,442      1,018,470
     Interest expense                                24,537          2,532          3,217
     Interest and net investment income              (6,819)       (11,518)        (8,222)
     Other                                           25,520         11,782         15,420
-----------------------------------------------------------------------------------------
                                                  3,757,502      2,955,321      2,801,556
-----------------------------------------------------------------------------------------
Income before income taxes                          375,377        318,498        298,513
Income taxes                                        146,220        117,844        111,942
-----------------------------------------------------------------------------------------
Net income                                       $  229,157     $  200,654     $  186,571
=========================================================================================
Net income per share*                            $     1.33     $     1.17     $     1.07
=========================================================================================

*Per share data reflects the effect of the stock split described in Note 17.

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                                                    December 31,
----------------------------------------------------------------------------------------------
                                                         1996           1995           1994
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $    1,880     $  249,484     $  251,415
  Short-term investments                                                 20,000
  Accounts receivable, less allowance                    452,421        334,304        310,984
  Inventories:
     Finished goods                                      529,148        395,817        396,299
     Work in process and raw materials                   113,539         67,270         62,921
----------------------------------------------------------------------------------------------
                                                         642,687        463,087        459,220
  Deferred income taxes                                  105,065         71,583         73,956
  Other current assets                                   214,134        100,440         93,049
----------------------------------------------------------------------------------------------
     Total current assets                              1,416,187      1,238,898      1,188,624
Deferred pension assets                                  254,376        233,574        225,962
Goodwill                                                 546,461         38,792         19,538
Intangibles and other assets                             228,175        173,432        118,705
Property, plant and equipment:
  Land                                                    53,705         45,203         42,211
  Buildings                                              312,954        282,011        227,390
  Machinery and equipment                                716,015        629,786        596,878
  Construction in progress                                51,258         30,434         26,074
----------------------------------------------------------------------------------------------
                                                       1,133,932        987,434        892,553
  Less allowances for depreciation                       584,541        531,077        483,351
----------------------------------------------------------------------------------------------
                                                         549,391        456,357        409,202
----------------------------------------------------------------------------------------------
Total Assets                                          $2,994,590     $2,141,053     $1,962,031
==============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                               $  168,001
  Accounts payable                                       385,928     $  276,863     $  258,930
  Compensation and taxes withheld                        103,353         78,148         79,110
  Other accruals                                         327,768        232,035        218,240
  Accrued taxes                                           65,957         31,891         40,768
----------------------------------------------------------------------------------------------
     Total current liabilities                         1,051,007        618,937        597,048
Long-term debt                                           142,679         24,018         20,465
Postretirement benefits other than pensions              184,551        175,766        172,114
Other long-term liabilities                              215,121        110,206        119,060
Shareholders' equity:
  Common stock -- $1.00 par value*: 171,831,178,
     170,909,626 and 169,651,660 shares outstanding
     at December 31, 1996, 1995 and 1994,
     respectively                                        101,650        101,110        100,370
  Other capital                                          203,223        182,311        159,562
  Retained earnings                                    1,411,295      1,242,167      1,096,066
  Cumulative foreign currency translation
     adjustment                                          (18,982)       (20,657)       (20,006)
  Treasury stock, at cost                               (295,954)      (292,805)      (282,648)
----------------------------------------------------------------------------------------------
     Total shareholders' equity                        1,401,232      1,212,126      1,053,344
----------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity            $2,994,590     $2,141,053     $1,962,031
==============================================================================================

*Common share amounts reflect the effect of the stock split described in Note
 17.

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (Thousands of Dollars)

                                                        Year Ended December 31,
--------------------------------------------------------------------------------------
                                                   1996          1995          1994
--------------------------------------------------------------------------------------
OPERATIONS
Net income                                       $ 229,157     $ 200,654     $ 186,571
Non-cash adjustments:
  Depreciation                                      76,176        62,947        60,571
  Deferred income tax expense                      (14,215)       (3,316)      (18,329)
  Provisions for disposition of operations          17,366         6,267         5,712
  Provisions for environmental remediation          15,494        10,136        14,400
  Amortization of intangible assets                 27,447        14,971        13,153
  Defined benefit pension plans net credit         (15,298)       (7,612)      (11,379)
  Net increase in postretirement liability           3,258         3,652         5,139
  Other                                              1,658        10,077        15,099
Change in current items-net:
  Increase in accounts receivable                  (20,338)      (19,571)      (13,836)
  Decrease (increase) in inventories               (85,911)        3,922       (28,748)
  Increase in accounts payable                      60,410        17,283         3,933
  Increase (decrease) in accrued taxes              33,147        (8,877)          964
  Increase in accrued employee welfare costs         9,779         8,246         6,991
  Other current items                               (6,893)      (13,066)       19,751
Costs incurred for disposition of operations        (6,993)       (4,704)       (5,840)
Other                                                8,321         1,716        (3,629)
--------------------------------------------------------------------------------------
     Net operating cash                            332,565       282,725       250,523
--------------------------------------------------------------------------------------
INVESTING
Capital expenditures                              (122,720)     (108,392)      (78,660)
Decrease (increase) in short-term investments       20,000       (20,000)       39,700
Acquisitions of assets                            (670,755)      (72,349)       (9,215)
Decrease (increase) in other investments            37,829       (49,833)       (2,397)
Other                                               15,898         5,824         8,744
--------------------------------------------------------------------------------------
     Net investing cash                           (719,748)     (244,750)      (41,828)
--------------------------------------------------------------------------------------
FINANCING
Net increase in short-term borrowings              134,654
Increase in long-term debt                         101,792
Payments of long-term debt                         (72,426)         (804)      (19,607)
Payments of cash dividends                         (60,029)      (54,553)      (48,363)
Proceeds from stock options exercised               12,800        11,104         6,301
Treasury stock acquired                             (3,149)      (17,367)     (128,148)
Other financing of acquisitions                     22,000        18,948         1,459
Other                                                3,937         2,766           986
--------------------------------------------------------------------------------------
     Net financing cash                            139,579       (39,906)     (187,372)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                     (247,604)       (1,931)       21,323
Cash and cash equivalents at beginning of
  year                                             249,484       251,415       230,092
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of year         $   1,880     $ 249,484     $ 251,415
======================================================================================
Taxes paid on income                             $ 144,359     $ 122,687     $ 132,573
Interest paid on debt                               22,950         2,526         3,314
--------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                  (Thousands of Dollars Except Per Share Data)

                                                                            Cumulative
                                     Common       Other       Retained      Translation Treasury
                                     Stock       Capital      Earnings      Adjustment   Stock
------------------------------------------------------------------------------------------------
Balance at January 1, 1994          $ 99,994     $150,203     $ 957,858    $(20,384)   $(154,500)
Treasury stock acquired                                                                 (126,794)
Stock issued                             376        9,359                                 (1,354)
Net income                                                      186,571
Cash dividends -- $.28 per share*                               (48,363)
Current year translation
  adjustment                                                                    378
------------------------------------------------------------------------------------------------
Balance at December 31, 1994         100,370      159,562     1,096,066     (20,006)    (282,648)
Treasury stock acquired                                                                  (14,404)
Stock issued                             740       22,749                                  4,247
Net income                                                      200,654
Cash dividends -- $.32 per share*                               (54,553)
Current year translation
  adjustment                                                                   (651)
------------------------------------------------------------------------------------------------
Balance at December 31, 1995         101,110      182,311     1,242,167     (20,657)    (292,805)
Stock issued                             540       20,912                                 (3,149)
Net income                                                      229,157
Cash dividends -- $.35 per share*                               (60,029)
Current year translation
  adjustment                                                                  1,675
------------------------------------------------------------------------------------------------
Balance at December 31, 1996        $101,650     $203,223    $1,411,295    $(18,982)   $(295,954)
================================================================================================

*Per share data reflects the effect of the stock split described in Note 17.

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Thousands of Dollars Unless Otherwise Indicated)
       (All common share amounts and per share data reflect the effect of the stock split described in Note 17.)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include all significant controlled subsidiaries. Inter-company accounts and transactions have been eliminated.

Business segments. Business segment information appears on pages 1 through 8 of this report.

Foreign currency translation. All consolidated non-highly inflationary foreign operations use the local currency of the country of operation as the functional currency and translate the local currency asset and liability accounts at year-end exchange rates while income and expense accounts are translated at average exchange rates. The resulting translation adjustments are accumulated as a separate component of Shareholders' Equity titled "Cumulative foreign currency translation adjustment". All consolidated highly inflationary foreign operations use the Company's currency as the functional currency.

Cash flows. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Nature of operations. The Company is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers in North and South America.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Environmental matters. Capital expenditures for ongoing environmental compliance measures are recorded in the consolidated balance sheets and related expenses are included in the normal operating expenses of conducting business. The Company is involved with environmental compliance and remediation activities at some of its current and former sites and at a number of third-party sites. The Company accrues for certain environmental remediation-related activities for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. All accrued amounts are recorded on an undiscounted basis. In 1996, the Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". SOP 96-1 proscribes that accrued environmental remediation-related expenses include direct costs of remediation and indirect costs related to the remediation effort. Although the Company previously accrued for the direct costs of remediation and certain indirect costs, additional indirect costs were required to be accrued by the Company at the time of adopting SOP 96-1 such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The effect of initially applying the provisions of SOP 96-1 has been treated as a change in accounting estimate and is not material to the accompanying financial statements. See Note 4 and Note 10 for discussions of the environmental remediation-related expense and accruals included in the financial statements.

Stock-based compensation. The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. See Note 13 for pro forma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123.

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
          Automobiles and trucks                                    10% - 33 1/3%

Investment in life insurance. The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

Goodwill. Goodwill represents the cost in excess of fair value of net assets acquired in purchase transactions and is amortized on a straight-line basis over periods not exceeding 40 years. The Company evaluates the recoverability of goodwill at each balance sheet date and would record an impairment if necessary. Accumulated amortization of goodwill was $18,186, $3,821 and $2,714 at December 31, 1996, 1995 and 1994, respectively.

Intangibles. Intangible assets were $104,206, $84,070 and $86,283, net of accumulated amortization of $74,450, $61,293 and $60,030 at December 31, 1996, 1995 and 1994, respectively. These assets are amortized by the straight-line method over the expected period of benefit. The Company reviews such assets for impairment and revises the related estimated remaining lives if necessary.

Technical expenditures. Total technical expenditures include research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $18,661, $17,238 and $16,319 for 1996, 1995 and 1994, respectively.

Advertising expenses. The cost of advertising is expensed as incurred. The Company incurred $212,448, $152,588 and $148,973 in advertising costs during 1996, 1995 and 1994, respectively.

Net income per share. Net income per share was computed based on the average number of shares and share equivalents outstanding during the year after adjustment for the effect of the two-for-one stock split described in Note 17. See computation on page 49 of this report.

Letters of credit. The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements, which expire in 1997, provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $17,092, $17,075 and $20,091 at December 31, 1996, 1995 and 1994,
respectively.

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

     Investments in securities: The Company maintains certain long-term investments, classified as available for sale securities, in a fund to provide for payment of health care benefits of certain qualified employees. The estimated fair values of these securities, included in other assets, of $31,785, $34,709 and $37,668 at December 31, 1996, 1995 and 1994,
     respectively, are based on quoted market prices.

     Long-term debt (including current portion): The fair values of the Company's publicly traded debentures, shown below, are based on quoted market prices. The fair values of the Company's non-traded debt, also shown below, are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                         December 31,
    ------------------------------------------------------------------------------------------
                                        1996                  1995                 1994
    ------------------------------------------------------------------------------------------
                                 CARRYING     FAIR     Carrying    Fair     Carrying    Fair
                                  AMOUNT     VALUE      Amount     Value     Amount     Value
    ------------------------------------------------------------------------------------------
    Publicly traded debt         $ 15,900   $ 18,670   $15,900    $20,065   $16,077    $17,643
    Non-traded debt               130,460    110,295     8,715      6,162     5,083      3,243
    ------------------------------------------------------------------------------------------

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

                                                                        December 31,
    ----------------------------------------------------------------------------------------
                                                              1996        1995        1994
    ----------------------------------------------------------------------------------------
    Carrying amount                                         $   (808)    $(1,275)    $(1,802)
    Fair value                                                   770        (943)     (1,996)
    Notional amount                                          109,669       9,711       9,446
    Number of agreements outstanding                               3           1           1
    ----------------------------------------------------------------------------------------

     Non-traded investments: It was not practicable to estimate the fair value of the Company's investment in certain non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts, included in other assets, of $100,797, $31,491 and $18,829 at December 31, 1996, 1995 and
     1994, respectively, represent the Company's best estimate of current economic values of these investments.

Reclassification. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2 -- ACQUISITIONS AND MERGERS

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

     For financial statement purposes, the acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of Pratt & Lambert since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statement of consolidated income for the year ended December 31, 1995 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the merger had occurred on January 1, 1995. The following pro forma data reflects adjustments for interest expense, net investment income, depreciation expense and amortization of intangible assets. In management's opinion, the pro forma financial information is not indicative of the results of operations which would have occurred had the acquisition of Pratt & Lambert taken place on January 1, 1995 or of future results of operations of the combined companies under the ownership and operation of the Company.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
           ---------------------------------------------------------

                                                                        1995
                                                                     ----------
               Net sales                                             $3,670,181
                                                                     ==========
               Net income                                            $  183,806
                                                                     ==========
               Net income per share                                  $     1.07
                                                                     ==========

     In addition, during the three-year period ended December 31, 1996, the Company also purchased various domestic automotive and retail paint distributors, coatings manufacturers, and aerosol and liquid filling businesses. Various foreign architectural and automotive paint manufacturing and aerosol filling businesses located in South America were also acquired during the period. The results of operations of these businesses were not material to consolidated pro forma results.

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

                                                              1996         1995          1994
-----------------------------------------------------------------------------------------------
Percentage of total inventories on LIFO                          96%           97%          97%
Excess of FIFO and average cost over LIFO                   $ 94,138     $ 102,725     $ 80,199
Increase (decrease) in net income due to LIFO                  4,698       (14,642)         (68)
Increase (decrease) in net income per share due to LIFO          .03          (.09)          --
-----------------------------------------------------------------------------------------------

NOTE 4 -- OTHER COSTS AND EXPENSES

     A summary of significant items included in Other Costs and Expenses is as follows:

                                                              1996         1995          1994
-----------------------------------------------------------------------------------------------
Dividend and royalty income                                 $ (5,127)    $ (10,433)    $ (7,500)
Net expense of financing and investing activities             13,226         9,376       12,660
Provisions for environmental matters -- net (see Note
  10)                                                         15,494        10,136        4,700
Provisions for disposition and termination of operations
  (see Note 5)                                                 5,506         1,007        1,812
Miscellaneous                                                 (3,579)        1,696        3,748
-----------------------------------------------------------------------------------------------
                                                            $ 25,520     $  11,782     $ 15,420
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

     During the year ended December 31, 1996, provisions for environmental matters reflect the increased estimated costs of environmental remediation at current, former and third-party sites, and certain additional costs relating to the early adoption of SOP 96-1 (see Note 1), which were partially offset by a settlement of $56,000 with certain insurance carriers pertaining to environmental-related matters. For the years ended December 31, 1995 and 1994, the provisions for environmental remediation reflect only the increased estimated environmental remediation costs at such sites.

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

     The provisions made during 1996, charged to current operations, provided for the reduction to net realizable value of certain assets and exit costs related to one manufacturing facility and consolidations of certain redundant distribution and administrative facilities. The 1995 provisions represent the reduction to net realizable value for certain assets and exit costs associated with closing certain warehouses due to distribution consolidation. In 1994, provisions were made for the closing of certain warehouses which were replaced during 1995 by larger, more efficient facilities.

     A summary of the financial data related to the closing or sale of the facilities is as follows:

                                                               1996         1995         1994
-----------------------------------------------------------------------------------------------
Beginning accruals -- January 1                              $ 27,545     $ 25,982     $ 26,110
Provisions included in cost of goods sold                      11,860        5,260        3,900
Provisions and adjustments to prior accruals included in
  costs and expenses -- other                                   5,506        1,007        1,812
-----------------------------------------------------------------------------------------------
     Total provisions charged to current operations            17,366        6,267        5,712
Accruals related to acquired sites                             22,626
Actual expenditures                                            (6,993)      (4,704)      (5,840)
-----------------------------------------------------------------------------------------------
Ending accruals -- December 31                               $ 60,544     $ 27,545     $ 25,982
===============================================================================================
Net after-tax provision charged to current operations        $ 11,288     $  4,073     $  3,713
Net after-tax provision per share                            $    .07     $    .03     $    .02
-----------------------------------------------------------------------------------------------

NOTE 6 -- PENSION BENEFITS

     Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans. Defined benefit plans covering salaried employees provide benefits that are based primarily on years of service and employees' compensation. The defined benefit plan covering hourly employees generally provides benefits of stated amounts for each year of service. Multi-employer plans are primarily defined benefit plans which provide benefits of stated amounts for union employees. The Company's funding policy for defined benefit pension plans is to fund at least the minimum annual contribution required by applicable regulations. Plan assets consist primarily of cash, equity investments and fixed-income securities. There were 1,938,800 shares of the Company's stock included in these assets at December 31, 1996, 1995 and 1994.

     At December 31, 1995, the assumed discount rate was changed due to decreased rates of high-quality long-term investments, increasing the projected benefit obligation. The decreased interest rates during 1995 positively impacted the return on plan assets in the defined benefit pension trusts. The effect of the change in the assumed discount rate and the increased earnings on plan assets resulted in a net decrease in the unrecognized net loss, whose amortization was reduced beginning in 1996 thereby increasing the net pension credit. A change in the assumed discount rate and rate of return on plan assets at December 31, 1994 previously increased the unrecognized net loss, whose amortization in 1995 reduced the net pension credit.

     The net pension credit for defined benefit plans and its components was as follows:

                                                          1996           1995           1994
-----------------------------------------------------------------------------------------------
Service cost                                           $    3,516     $    2,401     $    2,800
Interest cost                                              10,933          8,929          8,402
Actual return on plan assets                              (49,923)       (53,926)         7,418
Net amortization and deferral                              20,176         34,984        (29,999)
-----------------------------------------------------------------------------------------------
Net pension credit                                     $  (15,298)    $   (7,612)    $  (11,379)
===============================================================================================

     Based on the latest actuarial information available, the following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets for the defined benefit pension plans. Certain defined benefit plans formerly sponsored by Pratt & Lambert United, Inc. and its subsidiaries are included beginning in 1996.

                                                          1996           1995           1994
-----------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
     Vested benefit obligation                         $ (148,534)    $ (116,335)    $ (103,860)
     Accumulated benefit obligation                    $ (151,376)    $ (118,585)    $ (105,480)
     Projected benefit obligation                      $ (158,876)    $ (128,335)    $ (111,650)
Plan assets at fair value                                 391,865        323,216        277,841
-----------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit
  obligation                                              232,989        194,881        166,191
Unrecognized net asset at January 1, 1986, net of
  amortization                                             (6,943)        (9,865)       (12,787)
Unrecognized prior service cost                               858            393            441
Unrecognized net loss                                      27,472         48,165         72,117
-----------------------------------------------------------------------------------------------
Deferred pension assets recognized in the
  consolidated balance sheets                          $  254,376     $  233,574     $  225,962
===============================================================================================
Assumptions used in determining actuarial present
  value of benefit obligations:
          Discount rate                                     7.25%          7.25%          8.25%
          Weighted-average rate of increase in
            future compensation levels                      5.00%          5.00%          5.00%
          Long-term rate of return on plan assets           8.50%          8.50%          8.50%
-----------------------------------------------------------------------------------------------

     The Company's annual contribution for its defined contribution pension plans, which is based on a level percentage of compensation for covered employees, offset the pension credit by $24,730 for

1996, $20,326 for 1995 and $20,193 for 1994. The cost of multiemployer and foreign plans charged to income was immaterial for the three years ended December 31, 1996.

NOTE 7 -- BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits under company-sponsored plans for active and retired employees. Beginning in 1996, these plans include certain health care and postretirement benefit plans formerly sponsored by Pratt & Lambert United, Inc. and its subsidiaries. The health care plans are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 16,935, 14,823 and 14,160 active employees entitled to receive benefits under these plans as of December 31, 1996, 1995 and 1994, respectively. The cost of these benefits for active employees is recognized as claims are incurred and amounted to $44,221, $37,194 and $32,694 for 1996, 1995 and 1994, respectively.
The Company has a fund, to which it no longer intends to contribute, that provides for payment of health care benefits of certain qualified employees. Distributions from the fund amounted to $4,618 in 1996, $5,265 in 1995 and $4,662 in 1994.

     Substantially all employees of the Company who were hired prior to January 1, 1993 and who are not members of a collective bargaining unit are eligible for certain health care and life insurance benefits upon retirement from active service with the Company. There were 4,152, 4,008 and 4,093 retired employees entitled to receive benefits as of December 31, 1996, 1995 and 1994, respectively. The plans are unfunded.

     The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.25% in 1996 and 1995, and 8.25% in 1994. The change in the assumed discount rate at December 31, 1995, caused by decreased interest rates of high-quality long-term investments, increased the accumulated postretirement benefit obligation, the effect of which increased the unrecognized net loss. The assumed weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) is 7.75 percent for 1997 and decreases gradually to 5.5 percent for 2003 and thereafter. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $10,450 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1996 by $885.

     Based on the latest actuarial information available, the following table sets forth the amounts recognized in the Company's consolidated balance sheets for postretirement benefits other than pensions:

                                                          1996           1995           1994
-----------------------------------------------------------------------------------------------
Actuarial present value of accumulated
  postretirement benefit obligation:
     Retirees                                          $ (109,116)    $ (105,200)    $  (93,049)
     Fully eligible active participants                   (20,486)       (17,590)       (14,240)
     Other active participants                            (53,577)       (49,120)       (41,811)
-----------------------------------------------------------------------------------------------
                                                         (183,179)      (171,910)      (149,100)
Effect of changes in the accumulated postretirement
  benefit obligation to be amortized over future
  years:
     Unrecognized prior service credit                    (21,570)       (24,268)       (26,961)
     Unrecognized net (gain) loss                          11,288         12,262         (4,203)
-----------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability         $ (193,461)    $ (183,916)    $ (180,264)
===============================================================================================
Accrued postretirement benefit liabilities
  recognized in the consolidated balance sheets:
     Amount included in current liabilities            $   (8,910)    $   (8,150)    $   (8,150)
     Amount of long-term postretirement benefits
       other than pensions                               (184,551)      (175,766)      (172,114)
-----------------------------------------------------------------------------------------------
Total accrued postretirement benefit liability         $ (193,461)    $ (183,916)    $ (180,264)
===============================================================================================
The expense for postretirement benefit plans and
  its components was as follows:
     Service cost                                      $    3,327     $    2,723     $    3,112
     Interest cost                                         12,483         11,998         11,459
     Net amortization of unrecognized prior service
       credit                                              (2,696)        (2,693)        (2,693)
     Net amortization and deferral                                                           61
-----------------------------------------------------------------------------------------------
Net postretirement benefit expense                     $   13,114     $   12,028     $   11,939
===============================================================================================

NOTE 8 -- LONG-TERM DEBT

                                                         Sinking Fund/
                                                       Interim Payments               Amount Outstanding
                                                     ---------------------    ----------------------------------
                                        Due Date     Amount      Commence       1996         1995         1994
----------------------------------------------------------------------------------------------------------------
Floating Rate Notes                      Through                              $100,000
                                          1999
9.875% Debentures                         2016       $5,000        2007         15,900     $ 15,900     $ 15,900
6% Promissory Notes                      Through                                11,233
                                          2002
8% to 8.5% Promissory Notes              Through     Varies       Payable        6,985        5,328        1,000
                                          2004                   currently
7% Promissory Notes                      Through     Varies       Payable        4,400
                                          2000                   currently
8% to 12% Promissory Notes               Through     Varies       Payable        3,242        2,632        3,365
  partially secured by                    2005                   currently
  certain land and
  buildings and other
4.75% Promissory Note                     2000                                     800
Other Obligations                                                                  119          158          200
----------------------------------------------------------------------------------------------------------------
                                                                              $142,679     $ 24,018     $ 20,465
================================================================================================================

     Maturities of long-term debt are as follows for the next five years: $3,800 in 1997; $53,805 in 1998; $59,094 in 1999; $5,799 in 2000; and $3,861 in 2001.

     Interest expense on long-term debt amounted to $8,602, $2,387 and $2,768 for 1996, 1995 and 1994, respectively. There were no interest charges capitalized during the periods presented.

     The Company had other financing arrangements available at December 31, 1996 as outlined below.

     Effective August 31, 1995, the Company entered into 364-day and five year revolving credit agreements with a group of banks to borrow up to an aggregate of $600,000. There were no outstanding borrowings under these agreements at the end of 1996 or 1995. In 1997, the Company terminated these agreements and entered into new revolving credit agreements as more fully explained in Note 16.

     Under a shelf registration with the Securities and Exchange Commission covering $450,000 of unsecured debt securities with maturities greater than nine months from the date of issue, the Company may issue securities from time to time in one or more series and will offer the securities on terms determined at the time of sale. In 1997, the Company issued debt securities under this shelf registration as more fully explained in Note 16.

     Effective January 24, 1996, the Company increased the aggregate principal amount of unsecured short-term notes which can be issued under its commercial paper program to $600,000. In 1997, the Company increased the aggregate principal amount of such notes to $1,450,000 as more fully explained in Note 16. At December 31, 1996, outstanding borrowings under this program totaled $166,246 and are included in short-term borrowings on the balance sheet. The weighted-average interest rate related to these borrowings was 5.71% at December 31, 1996.

NOTE 9 -- LEASES

     The Company leases certain stores, warehouses, office space and equipment. Renewal options are available on the majority of leases and, under certain conditions, options exist to purchase some properties. Rental expense for operating leases was $104,894, $95,536 and $93,637 for 1996, 1995 and 1994,
respectively. Certain store leases require the payment of contingent rentals based on sales in excess of specified minimums. Contingent rentals included in rent expense were $9,877 in 1996, $9,102 in 1995 and $8,985 in 1994. Rental income, as lessor, from real estate leasing activities and sublease rental income for all years presented was not significant.

     Following is a schedule, by year and in the aggregate, of future minimum lease payments under noncancellable operating leases having initial or remaining terms in excess of one year at December 31, 1996:

                    1997                                         $ 79,190
                    1998                                           65,032
                    1999                                           50,590
                    2000                                           37,980
                    2001                                           25,361
                    Later years                                    74,012
                                                                 --------
                    Total minimum lease payments                 $332,165
                                                                 ========

NOTE 10 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                        1996           1995           1994
--------------------------------------------------------------------------------------------
Environmental-related                                 $139,057       $ 70,310       $ 71,049
Other                                                   76,064         39,896         48,011
--------------------------------------------------------------------------------------------
                                                      $215,121       $110,206       $119,060
============================================================================================

     The long-term liability for environmental-related items represents the Company's provision for the estimated costs associated with environmental remediation-related activities at some of its current and former sites. Also, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the remediation of hazardous waste at a number of third-party sites, primarily Superfund sites. In general, these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. The Company provides for, and includes in long-term liabilities, its estimated potential liability for investigation and remediation costs with respect to such third-party sites.

     The Company initially provides for the estimated cost of certain environmental-related activities relating to its current, former and third-party sites when minimum costs can be reasonably estimated. These estimates are determined based on currently-available facts regarding each site. If the best estimate of costs can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company estimates the cost of similar environmental-related activities at sites obtained through acquisition on the same basis as described above. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of such matters will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

     The increase in environmental-related liabilities in 1996 reflects adjustments to previously recorded estimated costs resulting from the ongoing evaluation of environmental matters at certain current, former and third-party sites, liabilities recorded relating to certain sites acquired in connection with 1996 acquisitions, and the accrual of certain additional costs relating to the early adoption of SOP 96-1 (see Note 1).

     In addition to the long-term portion of environmental-related accruals shown above, current accruals for certain environmental-related liabilities are included in other accruals in current liabilities on the consolidated balance sheets.

     During 1996, taxes associated with acquisitions and other events significantly increased other long-term liabilities.

NOTE 11 -- STOCK PURCHASE PLAN

     As of December 31, 1996, 12,373 employees participated through regular payroll deductions in the Company's Employee Stock Purchase and Savings Plan. The Company's contribution charged to income amounted to $29,935, $26,795 and $22,242 for 1996, 1995 and 1994, respectively. Additionally, the Company made contributions on behalf of participating employees, which represent salary reductions for income tax purposes, amounting to $15,282 in 1996, $12,775 in 1995 and $11,456 in 1994.

     At December 31, 1996, there were 26,267,922 shares of the Company's stock being held by this plan, representing 15.3 percent of the total number of shares outstanding. Shares of company stock credited to each member's account under the plan are voted by the trustee under confidential instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.

NOTE 12 -- CAPITAL STOCK

                                                                    Shares        Shares
                                                                 in Treasury   Outstanding
-------------------------------------------------------------------------------------------
Balance at January 1, 1994                                        22,975,962   177,012,674
Stock issued upon:
  Exercise of stock options                                           84,584       638,248
  Conversion of 6.25% Convertible Subordinated Debentures                           40,338
Cancellation of restricted stock grants                                            (12,000)
Treasury stock acquired                                            8,027,600    (8,027,600)
-------------------------------------------------------------------------------------------
Balance at December 31, 1994                                      31,088,146   169,651,660
Stock issued upon:
  Exercise of stock options                                          171,226     1,042,086
  Conversion of 6.25% Convertible Subordinated Debentures                          123,336
  Restricted stock grants                                                          144,000
Treasury Stock:
  Acquired                                                           822,600      (822,600)
  Issued for acquisition                                            (771,144)      771,144
-------------------------------------------------------------------------------------------
Balance at December 31, 1995                                      31,310,828   170,909,626
Stock issued upon:
  Exercise of stock options                                          158,688       918,552
  Restricted stock grants                                                            3,000
-------------------------------------------------------------------------------------------
Balance at December 31, 1996                                      31,469,516   171,831,178
===========================================================================================

     An aggregate of 8,686,286, 9,779,730 and 11,327,544 shares of stock at December 31, 1996, 1995 and 1994, respectively, were reserved for future restricted stock grants, the exercise and future grants of stock options, and, prior to their expiration in February 1995, the conversion of convertible subordinated debentures. At December 31, 1996, there were 300,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance.

     The Company has a shareholders' rights plan which designates 1,000,000 shares of the authorized serial preferred stock as cumulative redeemable serial preferred stock which may be issued if the Company becomes the target of coercive and unfair takeover tactics.

NOTE 13 -- STOCK PLAN

     The Company's stock plan permits the granting of stock options, stock appreciation rights and restricted stock to eligible employees. The 1994 Stock Plan succeeded the 1984 Stock Plan which expired on February 15, 1994. Although no further grants may be made under the 1984 Stock Plan, all rights granted under such plan remain. The 1994 Stock Plan authorized an additional 4,000,000 shares to be added to authorized shares of the 1984 Stock Plan which were not granted as of the 1984 Stock Plan's expiration date. Non-qualified and incentive stock options have been granted to certain officers and key employees under the plans at prices not less than fair market value of the shares, as defined by the plans, at the date of grant. The options generally become exercisable to the extent of one-third of the optioned shares for each full year of employment following the date of grant and generally expire ten years after the date of grant.

     Restricted stock grants, with an outstanding balance of 375,000 shares at December 31, 1996, were awarded to certain officers and key employees which require four years of continuous employment from the date of grant before vesting and receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. There were 208,000 shares issued pursuant to these grants during 1995. No shares were issued during 1996 and 1994. Unamortized deferred compensation expense with respect to the restricted stock amounted to $2,962, $4,024 and $1,612 at December 31, 1996, 1995 and 1994, respectively, and is being amortized over the four-year vesting period. Deferred compensation expense aggregated $3,983, $1,563 and $1,416 in 1996, 1995 and 1994, respectively. No stock appreciation rights have been granted. A summary of restricted stock granted during 1996 and 1995 is as follows:

                                                         1996         1995
                    --------------------------------------------------------
                    Shares granted                        3,000      196,000
                    Weighted-average fair value of
                      options granted during year       $ 20.72       $16.35

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No. 25, because the exercise price of the Company's employee stock options is not less than fair market price of the shares at the date of grant, no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement for 1996 and 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for all options granted in 1996 and 1995:

                                                              1996        1995
               -----------------------------------------------------------------
               Risk-free interest rate                         5.99%       6.25%
               Expected life of option                       3 YEARS     3 years
               Expected dividend yield of stock                2.00%       2.00%
               Expected volatility of stock                    0.201       0.221

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The amounts below represent the pro forma information calculated through use of the Black-Scholes model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                           1996          1995
               -----------------------------------------------------------------
               Pro forma net income                      $ 228,126     $ 200,229
               Pro forma earnings per share:
                 Primary                                     $1.33         $1.17
                 Fully Diluted                               $1.32         $1.17

     Due to the required phase-in provisions, the effects of applying SFAS No. 123 to arrive at the above pro forma amounts are not representative of the expected effects on pro forma net income or earnings per share in future years.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1995 and 1994, is shown in the following table in accordance with SFAS No. 123 beginning in 1995:

                                        1996                        1995                          1994
------------------------------------------------------------------------------------------------------------------
                                             Weighted-                   Weighted-
                                              Average                     Average
                                Optioned     Exercise       Optioned     Exercise      Optioned
                                 Shares        Price         Shares        Price        Shares       Price Range
------------------------------------------------------------------------------------------------------------------
Outstanding beginning of
  year                          4,976,268     $ 12.77       5,212,918     $ 11.23      5,343,090    $  3.86-$17.94
Granted                         1,648,500       20.82       1,008,400       16.39        668,800      16.10- 17.53
Exercised                      (1,077,240)      11.28      (1,213,312)       9.19       (722,832)      3.86- 15.82
Canceled                         (112,932)      18.36         (31,738)      15.72        (76,140)      6.28- 16.63
------------------------------------------------------------------------------------------------------------------
Outstanding end of year         5,434,596     $ 14.91       4,976,268     $ 12.35      5,212,918    $  5.47-$17.94
==================================================================================================================
Exercisable at end of year      3,011,242     $ 11.99       3,342,388     $ 11.03      3,939,138
Weighted-average fair value
  of options granted during
  year                              $3.57                       $3.50
Reserved for future grants      3,251,686                   4,803,462                  5,991,260

     Exercise prices for optioned shares outstanding as of December 31, 1996 ranged from $6.28 to $25.63. A summary of these options by range of exercise prices is shown as follows:

                                      Outstanding                Exercisable
                                 ----------------------     ----------------------      Weighted-
                                              Weighted-                  Weighted-       Average
                                               Average                    Average       Remaining
           Range of               Optioned    Exercise      Optioned     Exercise      Contractual
       Exercise Prices             Shares       Price        Shares        Price       Life (years)
---------------------------------------------------------------------------------------------------
< $ 8.00                            246,752    $  6.81        246,752     $  6.81          1.50
  $ 8.00-$11.99                   1,348,220       9.31      1,348,220        9.31          3.75
  $12.00-$18.00                   2,216,476      15.79      1,405,226       15.42          6.83
> $18.00                          1,623,148      20.87         11,044       18.05          9.00
---------------------------------------------------------------------------------------------------
                                  5,434,596    $ 14.91      3,011,242     $ 11.99          6.50
===================================================================================================

NOTE 14 -- INCOME TAXES

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996, 1995 and 1994 are as follows:

                                                           1996         1995         1994
-------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                        $ 24,393     $ 21,630     $ 23,829
     Deferred employee benefit items                       27,873       26,360       26,494
-------------------------------------------------------------------------------------------
          Total deferred tax liabilities                 $ 52,266     $ 47,990     $ 50,323
===========================================================================================
Deferred tax assets:
     Dispositions, environmental and other similar
       items                                             $ 55,143     $ 32,425     $ 36,076
     Other items (each less than 5% of total assets)      100,679       82,193       77,013
-------------------------------------------------------------------------------------------
          Total deferred tax assets                      $155,822     $114,618     $113,089
===========================================================================================

     Significant components of the provisions for income taxes are as follows:

                                                           1996         1995         1994
-------------------------------------------------------------------------------------------
Current:
     Federal                                             $124,847     $ 97,936     $106,132
     Foreign                                                8,542        2,470        1,775
     State and Local                                       27,046       20,754       22,364
-------------------------------------------------------------------------------------------
          Total Current                                   160,435      121,160      130,271
Deferred:
     Federal                                              (12,169)      (3,062)     (15,465)
     State and Local                                       (2,046)        (254)      (2,864)
-------------------------------------------------------------------------------------------
          Total Deferred                                  (14,215)      (3,316)     (18,329)
-------------------------------------------------------------------------------------------
Total income tax expense                                 $146,220     $117,844     $111,942
===========================================================================================

     For financial reporting purposes, income before income taxes include the following components:

                                                            1996          1995          1994
-----------------------------------------------------------------------------------------------
Domestic                                                  $ 343,445     $ 309,467     $ 290,768
Foreign                                                      31,932         9,031         7,745
-----------------------------------------------------------------------------------------------
                                                          $ 375,377     $ 318,498     $ 298,513
===============================================================================================

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                              1996      1995      1994
---------------------------------------------------------------------------------------
Statutory tax rate                                             35.0%     35.0%     35.0%
     Effect of:
          State and local taxes                                 4.3       4.2       4.2
          Investment vehicles                                  (2.9)     (2.6)     (2.0)
          Other, net                                            2.6       0.4       0.3
---------------------------------------------------------------------------------------
Effective tax rate                                             39.0%     37.0%     37.5%
=======================================================================================

     The provision includes estimated taxes payable on that portion of retained earnings of foreign subsidiaries expected to be received by the Company. No provision was made with respect to $9,063 of retained earnings at December 31, 1996 that have been invested by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

     Included in the Company's deferred tax assets are valuation reserves of $19,158, $17,784 and $14,021 at December 31, 1996, 1995 and 1994, respectively, resulting from the uncertainty as to future recognition of certain foreign net operating losses and other foreign assets.

NOTE 15--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                 1996
----------------------------------------------------------------------
                                                               NET
               NET            GROSS            NET           INCOME
QUARTER       SALES           PROFIT          INCOME        PER SHARE
----------------------------------------------------------------------
  1ST       $  857,771       $  337,493      $ 19,593         $ .12
  2ND        1,145,254          469,981        81,902           .48
  3RD        1,171,010          492,237        88,550           .51
  4TH          958,844          427,990        39,112           .23

     Net income during the fourth quarter decreased by $1,176 (no per share effect) due to net before-tax adjustments of $1,809. Cost of goods sold decreased by a net of $9,516 ($6,185 after-tax, $.04 per share) as a result of physical inventory adjustments of $17,380 ($11,297 after-tax, $.07 per share) which were partially offset by provisions for the closing costs associated with certain operations of $7,560 ($4,914 after-tax, $.03 per share) and other year-end adjustments of $304 ($198 after-tax, no per share effect). Administrative expenses were reduced by $5,623 ($3,655 after-tax, $.02 per share) due to other year-end adjustments. Other costs and expenses increased $16,948 ($11,017 after-tax, $.07 per share) due to the provision of $11,621 ($7,554 after-tax, $.05 per share) for environmental remediation-related matters at current, former and third-party sites and to the provision of $5,327 ($3,463 after-tax, $.02 per share) for the adjustment to net realizable value of certain net fixed assets.

                                1995
---------------------------------------------------------------------
                                                              Net
               Net           Gross            Net           Income
Quarter       Sales          Profit          Income        per Share
---------------------------------------------------------------------
  1st       $ 716,796       $292,559        $ 18,733         $ .11
  2nd         904,729        387,947          73,207           .43
  3rd         911,387        390,498          74,948           .44
  4th         740,907        325,732          33,766           .20

     Year-end adjustments during the fourth quarter of $1,565 increased net income by $1,017 (no per share effect). Cost of goods sold decreased by a net of $8,268 ($5,374 after-tax, $.03 per share) as a result of physical inventory adjustments of $13,528 ($8,793 after-tax, $.05 per share) which were partially offset by certain provisions for the disposition and termination of operations of $5,260 ($3,419 after-tax, $.02 per share). Administrative expenses were increased by $60 ($39 after-tax, no per share effect) due to other year-end adjustments. Other costs and expenses increased $6,643 ($4,318 after-tax, $.03 per share) due to the provisions for environmental-related matters at certain current, former and third-party sites of $7,136 ($4,638 after-tax, $.03 per share) which were partially offset by reductions to prior accruals for the disposition and termination of operations of $493 ($320 after-tax, no per share effect).

NOTE 16 -- SUBSEQUENT EVENTS

     Effective January 7, 1997, the Company acquired all outstanding shares of stock of Thompson Minwax Holding Corp. (Thompson Minwax) pursuant to a definitive stock purchase agreement dated November 22, 1996 among the Company, Silver Acquisition Corp. (a wholly-owned subsidiary of the Company) and Forstman Little & Co. and its affiliates. The total amount of funds required to acquire the shares and pay off certain indebtedness of Thompson Minwax was approximately $830 million, subject to adjustment based on the closing date shareholders' equity of Thompson Minwax.

     The acquisition was financed with proceeds from the Company's commercial paper program. Effective January 3, 1997, the Company increased the aggregate principal amount of unsecured short-term notes which can be issued under this program to $1,450,000. The Company's commercial paper program is supported by the following new revolving credit agreements dated January 3, 1997: (1) a 364-day revolving credit agreement with a group of 30 banks, under which the Company may borrow up to $290,000; and (2) a five-year revolving credit agreement with the same group of 30 banks, under which the Company may borrow up to $1,160,000.

     Thompson Minwax is a major producer and marketer in the United States of interior stains and varnishes under the Minwax(R) brand name, exterior water sealers and stains under the Thompson's(R) brand name, finishing and enamel coating products under the Formby's(R) and Red Devil(R) brand names, and high-performance specialty lubricants under the Tri-Flow(TM) brand name. Ronseal Limited, a subsidiary of Thompson Minwax, is a major producer and seller of interior and exterior stains in Ireland and the United Kingdom under the Ronseal(TM) brand name.

     The acquisition will be accounted for under the purchase method of accounting, and the results of operations of Thompson Minwax will be included in the results of operations of the Company beginning in 1997. The annual sales of Thompson Minwax during 1996 were approximately $364,000.

     On February 10, 1997, the Company issued $400,000 of debt securities under its shelf registration with the Securities and Exchange Commission consisting of $100,000 of 6.25% notes due February 1, 2000, $100,000 of 6.5% notes due
February 1, 2002 and $200,000 of 6.85% notes due February 1, 2007. In addition, on February 10, 1997, the Company issued $150,000 of 7.375% debentures due February 1, 2027 and $150,000 of 7.45% debentures due February 1, 2097 in a private offering not registered under the Securities Act of 1933, as amended. Each of the notes and debentures are senior unsecured securities of the Company. The net proceeds from the sale of such notes and debentures were used to refinance a portion of the Company's commercial paper debt outstanding.

NOTE 17 -- STOCK SPLIT

     On January 29, 1997, the Company's board of directors declared a two-for-one common stock split to be effected in the form of a 100 percent stock dividend to be distributed on or about March 28, 1997 to holders of record on March 3, 1997. Accordingly, all numbers of common shares and per share data have been restated to reflect the stock split. The par value of the additional shares of common stock to be issued in connection with the stock split will be credited to common stock and a like amount charged to other capital in 1997.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

     Changes in the allowance for doubtful accounts are as follows:

                                                               1996          1995         1994
------------------------------------------------------------------------------------------------
Beginning balance                                            $  15,154     $ 10,820     $  8,589
Bad debt expense                                                19,095       13,793       11,801
Net uncollectible accounts written off                         (11,618)      (9,459)      (9,570)
------------------------------------------------------------------------------------------------
Ending balance                                               $  22,631     $ 15,154     $ 10,820
================================================================================================

     Activity related to other asset reserves:

                                                              1996          1995         1994
-----------------------------------------------------------------------------------------------
Beginning balance                                           $  83,897     $ 80,853     $ 54,079
Charges to expense                                             28,838       15,672       20,850
Other additions (deductions)                                     (814)     (12,628)       5,924
-----------------------------------------------------------------------------------------------
Ending balance                                              $ 111,921     $ 83,897     $ 80,853
===============================================================================================

     Charges to expense consist primarily of amortization of goodwill and intangibles and, in 1994, adjustments to reduce certain assets to their estimated net realizable values. Other additions (deductions) consist primarily of actual costs incurred and balance sheet reclassifications and, in 1995, removal of fully-amortized items.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, and State of Ohio, on the 12th day of March, 1997.

THE SHERWIN-WILLIAMS COMPANY

By: /s/ L. E. STELLATO
    ------------------------------------
        L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 12, 1997.

                    SIGNATURE
                    ---------

* J. G. BREEN                                      Chairman and Chief Executive Officer,
-------------------------------------------------  Director (Principal Executive Officer)
  J. G. Breen

* T. A. COMMES                                     President and Chief Operating Officer,
-------------------------------------------------  Director
  T. A. Commes

* L. J. PITORAK                                    Senior Vice President -- Finance,
-------------------------------------------------  Treasurer and Chief Financial Officer
  L. J. Pitorak                                    (Principal Financial Officer)

* J. L. AULT                                       Vice President -- Corporate Controller
-------------------------------------------------  (Principal Accounting Officer)
  J. L. Ault

* J. M. BIGGAR                                     Director
-------------------------------------------------
  J. M. Biggar

* D. E. COLLINS                                    Director
-------------------------------------------------
  D. E. Collins

* D. E. EVANS                                      Director
-------------------------------------------------
  D. E. Evans

* R. W. MAHONEY                                    Director
-------------------------------------------------
  R. W. Mahoney

* W. G. MITCHELL                                   Director
-------------------------------------------------
  W. G. Mitchell

* A. M. MIXON, III                                 Director
-------------------------------------------------
  A. M. Mixon, III

                    SIGNATURE
                    ---------

* C. E. MOLL                                       Director
-------------------------------------------------
  C. E. Moll

* H. O. PETRAUSKAS                                 Director
-------------------------------------------------
  H. O. Petrauskas

* R. K. SMUCKER                                    Director
-------------------------------------------------
  R. K. Smucker

* The undersigned, by signing his name hereto, does sign this report on behalf of the designated Officers and Directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such Officer and Director.

By: /s/ L. E. STELLATO                             March 12, 1997
    ---------------------------------------------
        L. E. Stellato, Attorney-in-fact

                                 EXHIBIT INDEX

  3. (a) Amended Articles of Incorporation, as amended April 28, 1993, filed as Exhibit 4(a) to Form S-8 Registration Statement No. 33-52227, dated February 10, 1994, and incorporated herein by reference.
       (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No. 1, dated April 29,
            1988, to Form S-8 Registration Statement Number 2-91401, and incorporated herein by reference.
  4. (a) Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3
            Registration Statement Number 333-01093, dated February 20, 1996
            (also deemed to be filed as Exhibit 4(b) to Form S-3 Registration
            Statement Number 33-22705, dated June 24, 1988), and incorporated herein by reference.
       (b) 364-Day Revolving Credit Agreement, dated January 3, 1997, between the Company, Texas Commerce Bank National Association, as
            Administrative Agent, The Chase Manhattan Bank, as Competitive
            Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 99.2 to Form 8-K, dated
            January 7, 1997, and incorporated herein by reference.
       (c) Five Year Revolving Credit Agreement, dated January 3, 1997, between the Company, Texas Commerce Bank National Association, as
            Administrative Agent, The Chase Manhattan Bank, as Competitive
            Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 99.1 to Form 8-K, dated
            January 7, 1997, and incorporated herein by reference.
       (d) Term Loan/Bankers' Acceptance Agreement, by and between the Company and SunTrust Bank, Atlanta, dated January 9, 1996, filed as Exhibit
            4(e) to Form 10-K, dated March 13, 1996, and incorporated herein by reference.
       (e) Term Loan/Bankers' Acceptance Agreement, by and between the Company and SunTrust Bank, Atlanta, dated February 1, 1996, filed as
            Exhibit 4(f) to Form 10-K, dated March 13, 1996, and incorporated herein by reference.
       (f) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings
            Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to
            Form S-3 Registration Statement Number 33-6626, dated June 20,
            1986, and incorporated herein by reference.
       (g)  Rights Agreement between the Company and Ameritrust Company
            National Association, dated January 25, 1989, filed as Exhibit 2.1 to Form 8-A, dated January 26, 1989, and incorporated herein by reference.
 10.  *(a)  Form of Director and Officer Indemnification Agreement filed as
            Exhibit 28(a) to Form S-3 Registration Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.
      *(b) Employment Agreements with J.G. Breen, T.A. Commes and C.G. Ivy filed as Exhibit 28(b) to Form S-3 Registration Statement Number
            33-22705, dated June 24, 1988, and incorporated herein by reference.
      *(c) Amendments to Employment Agreements with J.G. Breen, T.A. Commes and C.G. Ivy filed as Exhibit 10(c) to Form 10-K, dated March 13,
            1996, and incorporated herein by reference.
      *(d)  Form of Severance Pay Agreements filed as Exhibit 10(c) to Form
            10-K, dated March 13, 1990, and incorporated herein by reference.
      *(e) The Sherwin-Williams Company Deferred Compensation Savings Plan filed as Exhibit 10(d) to Form 10-K, dated March 13, 1992, and incorporated herein by reference.

      *(f)  Amendment No. 1 to The Sherwin-Williams Company Deferred
            Compensation Plan filed as Exhibit 10(f) to Form 10-K, dated March
            13, 1996, and incorporated herein by reference.
      *(g)  The Sherwin-Williams Company Key Management Deferred Compensation
            Plan (1994 Amendment and Restatement) filed as Exhibit 10(g) to
            Form 10-K, dated March 13, 1996, and incorporated herein by reference.
      *(h)  Form of Executive Disability Income Plan filed as Exhibit 10(g) to
            Form 10-K, dated March 13, 1992, and incorporated herein by reference.
      *(i)  Form of Executive Life Insurance Plan filed as Exhibit 10(h) to
            Form 10-K, dated March 13, 1992, and incorporated herein by reference.
      *(j)  Form of Directors' Deferred Fee Plan filed as Exhibit 10(i) to Form
            10-K, dated March 13, 1992, and incorporated herein by reference.
       (k)  License Agreement, dated February 1, 1991, as amended, between the
            Company and SWIMC, Inc. filed as Exhibit 10(j) to Form 10-K, dated
            March 15, 1993, and incorporated herein by reference.
       (l)  License Agreement, dated February 1, 1991, as amended, between the
            Company and DIMC, Inc. filed as Exhibit 10(k) to Form 10-K, dated
            March 15, 1993, and incorporated herein by reference.
      *(m)  Form of The Sherwin-Williams Company Management Compensation
            Program filed as Exhibit 10(l) to Form 10-K, dated March 15, 1995, and incorporated herein by reference.
      *(n) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective January 29, 1997 (filed herewith).
       (o) Agreement and Plan of Merger, dated as of November 4, 1995, among the Company, SWACQ, Inc. and Pratt & Lambert United, Inc., filed as
            Exhibit(c)(1) to the Tender Offer Statement on Schedule
            14D-1/Schedule 13D, filed November 9, 1995, as amended, and incorporated herein by reference.
       (p)  Stock Purchase Agreement, dated November 22, 1996, among the
            Company, Silver Acquisition Corp., Forstmann Little & Co.
            Subordinated Debt and Equity Management Buyout Partnership -- V,
            L.P., MTF Partners, L.P. and certain individual shareholders who are signatories thereto, filed as Exhibit 2 to Form 8-K, dated
            January 7, 1997, and incorporated herein by reference.
      *(q)  Split-Dollar Agreement, dated March 25, 1996, among the Company,
            National City Bank and John G. and Mary Breen (filed herewith).
      *(r)  The Sherwin-Williams Company Estate Protection Plan Trust, dated
            November 15, 1996, between the Company and National City Bank
            (filed herewith).
 11.        Computation of Net Income Per Share -- Page 49.
 21.        Subsidiaries -- Page 50.
 23.        Consent of Independent Auditors -- Page 51.
 24.        Powers of Attorney (filed herewith).
 27.        Financial Data Schedule.

  *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.