Form 10-Q
period 1997-03-31
SHERWIN WILLIAMS CO
filed 1997-05-14
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________to______________________



Commission file number 1-4851
                       ------


                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                               34-0526850
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



 101 PROSPECT AVENUE, N.W., CLEVELAND, OHIO                       44115-1075
-------------------------------------------                   ------------------
  (Address of principal executive offices)                        (Zip Code)



                                 (216) 566-2000
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value - 172,344,527 shares as of April 30, 1997.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                     Three months ended March 31,
                                                     ---------------------------
                                                        1997             1996
--------------------------------------------------------------------------------

Net sales                                            $ 1,069,787    $   857,771

Costs and expenses:
    Cost of goods sold                                   626,173        520,278
    Selling, general and administrative expenses         387,876        299,659
    Interest expense                                      20,798          5,436
    Interest and net investment income                    (2,960)        (1,597)
    Other                                                    (25)         2,393
-------------------------------------------------------------------------------
                                                       1,031,862        826,169
-------------------------------------------------------------------------------

Income before income taxes                                37,925         31,602

Income taxes                                              14,791         12,009
-------------------------------------------------------------------------------

Net income                                           $    23,134    $    19,593
===============================================================================

Net income per share                                 $      0.13    $      0.11
===============================================================================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                                MARCH 31,            Dec. 31,             March 31,
                                                                                 1997                 1996                 1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                 $    58,203           $     1,880           $    12,849
  Accounts receivable, less allowance                                           596,846               452,421               479,586
  Inventories:
    Finished goods                                                              629,999               529,148               496,354
    Work in process and raw materials                                           125,193               113,539               100,680
------------------------------------------------------------------------------------------------------------------------------------
                                                                                755,192               642,687               597,034
  Other current assets                                                          240,062               319,199               244,128
------------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                 1,650,303             1,416,187             1,333,597

Deferred pension assets                                                         258,141               254,376               237,499
Goodwill                                                                      1,206,596               546,461               448,435
Other assets                                                                    404,467               228,175               190,070

Property, plant and equipment                                                 1,245,657             1,133,932             1,071,221
  Less allowances for depreciation and
    amortization                                                                604,007               584,541               548,493
------------------------------------------------------------------------------------------------------------------------------------
                                                                                641,650               549,391               522,728
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                $ 4,161,157           $ 2,994,590           $ 2,732,329
===================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                     $   498,967           $   168,001           $   315,100
  Accounts payable                                                              399,541               385,928               326,124
  Compensation and taxes withheld                                                83,030               103,353                70,125
  Current portion of long-term debt                                              52,676                 2,133                 1,444
  Other accruals                                                                415,302               325,635               317,830
  Accrued taxes                                                                  72,860                65,957                45,733
------------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                            1,522,376             1,051,007             1,076,356

Long-term debt                                                                  795,673               142,679               127,393
Postretirement benefits other than pensions                                     203,862               184,551               182,757
Other long-term liabilities                                                     237,479               215,121               125,343

Shareholders' equity
    Common stock - $1.00 par value:
    172,335,790, 171,831,178 and 171,198,558
    shares outstanding at March 31,
    1997, December 31, 1996 and March 31, 1996,
    respectively                                                                203,825               101,650               101,258
  Other capital                                                                 102,853               203,223               185,773
  Retained earnings                                                           1,417,225             1,411,295             1,246,784
  Cumulative foreign currency translation
    adjustment                                                                  (24,942)              (18,982)              (20,472)
  Treasury stock, at cost                                                      (297,194)             (295,954)             (292,863)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    1,401,767             1,401,232             1,220,480
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $ 4,161,157           $ 2,994,590           $ 2,732,329
===================================================================================================================================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                                                    Three months ended March 31,
                                                                                              --------------------------------------
                                                                                                    1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                                                     $    23,134              $    19,593
Non-cash adjustments:
    Depreciation                                                                                    20,802                   17,780
    Amortization of goodwill and intangible assets                                                  15,543                    6,484
    Increase in deferred pension assets                                                             (3,651)                  (3,925)
    Net increase in postretirement liability                                                         1,349                    1,184
    Other                                                                                            2,464                      318
Change in current assets and liabilities-net                                                      (138,014)                 (98,228)
Proceeds of insurance settlement                                                                    53,883
Other                                                                                                3,124                   (3,982)
------------------------------------------------------------------------------------------------------------------------------------
Net operating cash                                                                                 (21,366)                 (60,776)

INVESTING
Capital expenditures                                                                               (33,883)                 (31,891)
Decrease in short-term investments                                                                                           20,000
Acquisitions of assets                                                                            (869,081)                (491,983)
Decrease (increase) in other investments                                                           (15,959)                  26,212
Other                                                                                               (8,914)                  (4,901)
-----------------------------------------------------------------------------------------------------------------------------------

Net investing cash                                                                                (927,837)                (482,563)

FINANCING
Net increase in short-term borrowings                                                              330,362                  284,750
Increase in long-term debt                                                                         704,699                  105,205
Payments of long-term debt                                                                          (1,170)                 (70,988)
Payments of cash dividends                                                                         (17,206)                 (14,976)
Proceeds from stock options exercised                                                                2,409                    2,886
Costs related to issuance of debt                                                                  (13,872)
Other                                                                                                  304                     (173)
-----------------------------------------------------------------------------------------------------------------------------------

Net financing cash                                                                               1,005,526                  306,704
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                56,323                 (236,635)
Cash and cash equivalents at beginning of year                                                       1,880                  249,484
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                     $    58,203              $    12,849
===================================================================================================================================

Taxes paid on income                                                                           $    19,675              $     4,110
Interest paid on debt                                                                               13,514                    4,000


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 1997 and 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.


NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 1997 and 1996 were $.10 per share and $.0875 per share, respectively, on a post-split basis (see Note F).


NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.


NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                                     THREE MONTHS ENDED
                                                   ------------------------
     (Thousands of dollars)                        MARCH 31,       March 31,
                                                     1997            1996
                                                   --------        ---------
    Dividend and royalty income                    $   914          $ 1,159
    Net expense of financing and
     investing activities                           (2,354)          (3,661)
    Foreign exchange gain (loss)                     1,034              (38)


The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds and the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance.

NOTE E--ACQUISITION AND MERGER

Effective January 7, 1997, the Company, through a wholly-owned subsidiary, acquired all outstanding shares of Thompson Minwax Holding Corp. (Thompson Minwax). The total amount of funds required to acquire the shares and pay off certain indebtedness of Thompson Minwax was approximately $830 million. The excess purchase price over the fair value of the net assets acquired is being amortized over 40 years using the straight-line method.

For financial statement purposes, the acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of Thompson Minwax since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statement of consolidated income for the three months ended March 31, 1996 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the merger had occurred on January 1, 1996. The following pro forma data reflects adjustments for interest expense, net investment income and amortization of goodwill and intangible assets. In management's opinion, the pro forma financial information is not necessarily indicative of the results of operations which would have occurred had the acquisition of Thompson Minwax taken place on January 1, 1996 or of future results of operations of the combined companies under the ownership and operation of the Company.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME

       (Thousands of dollars,                            Three months ended
        except per share data)                             March 31, 1996
                                                         ------------------
    Net sales                                                  $ 947,355
                                                               =========
    Net income                                                 $  14,578
                                                               =========
    Net income per share                                       $    0.08
                                                               =========


NOTE F--STOCK SPLIT

The par value of additional shares of common stock issued in connection with a two-for-one stock split distributed during March 1997 was credited to common stock and a like amount charged to other capital.

NOTE G--RECLASSIFICATION

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE H--COMPUTATION OF NET INCOME PER SHARE

                                                    Three months ended
                                               ------------------------------
Thousands of dollars, except per share data       MARCH 31,          March 31,
                                                    1997                1996
                                               --------------     -----------
Fully Diluted
  Average shares outstanding                     172,248,545      171,133,128
  Options - treasury stock method                  1,685,265        1,329,824
                                                ------------      -----------

  Average fully diluted shares                   173,933,810      172,462,952
                                                 ===========      ===========


  Net income                                    $     23,134     $     19,593
                                                ============     ============


  Net income per share                          $       0.13     $       0.11
                                                ============     ============


Primary
  Average shares outstanding                     172,248,545      171,133,128
  Options - treasury stock method                  1,677,674        1,262,073
                                                ------------      -----------

  Average shares and equivalents                 173,926,219      172,395,201
                                                ============      ===========


  Net income                                    $     23,134     $     19,593
                                                ============     ============


  Net income per share                          $       0.13     $       0.11
                                                ============     ============

NOTE I--BUSINESS SEGMENTS

NET EXTERNAL SALES/OPERATING PROFIT

                                                                      Three months ended March 31,
                                              ------------------------------------------------------------------------------
Thousands of dollars                                        1997                                       1996
                                              ----------------------------------      -------------------------------------
                                                    NET                                     Net
                                                  EXTERNAL          OPERATING             External             Operating
                                                   SALES             PROFIT                Sales                 Profit
                                              -----------------------------------      ----------------     ---------------

Paint Stores                                  $   532,173            $    7,127           $   474,697           $    5,508

Coatings                                          534,780                65,261               379,779               43,376

Other                                               2,834                 2,948                 3,295                3,339
                                              -----------            ----------           -----------           ----------

     Segment totals                           $ 1,069,787                75,336           $   857,771               52,223
                                              ===========                                 ===========

Corporate expenses - net                                                (37,411)                                   (20,621)
                                                                     ----------                                 ----------

Income before income taxes                                           $   37,925                                 $   31,602
                                                                     ==========                                 ==========

================================================================================

INTERSEGMENT TRANSFERS


                                        Three months ended March 31,
                                   ------------------------------------------
Thousands of dollars                   1997                         1996
                                   ----------                    -----------
  Coatings                          $206,104                       $178,653
  Other                                5,266                          5,172
                                    --------                       --------
     Segment total                  $211,370                       $183,825
                                    ========                       ========

===============================================================================

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

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales were $1,069,787,000 during the first quarter of 1997, a
24.7 percent increase over the comparable period in 1996. Excluding the results of operations of Thompson Minwax Holding Corp. (Thompson Minwax), acquired during January 1997, and other smaller acquisitions which occurred at various times since the first quarter of 1996, comparable first quarter sales increased
5.8 percent. First quarter sales in the Paint Stores Segment were 12.1 percent higher than last year. Comparable store sales were up 9.4 percent. Excluding the effects of the acquisitions, sales increased 7.6 percent. The sales increase was generated by increased paint gallons sold to both retail and wholesale customers combined with sales gains in the Segment's complementary product lines (wallcovering, floorcovering and associated products). Wholesale customers include professional painters, contractors and industrial and maintenance accounts. The Coatings Segment's first quarter sales increased 40.8 percent over 1996 due primarily to incremental sales from acquisitions. Excluding these acquisitions, sales were up 3.6 percent due primarily to increased sales to national customers generated by new products and increased promotional sales in its diversified product lines. Revenue generated by real estate operations in the Other Segment declined 16.3 percent due to the loss of a large tenant in one of its office buildings as of December 31, 1996.

Consolidated gross profit as a percent of sales increased to 41.5 percent from
39.3 percent in 1996. Excluding the effects of all acquisitions, first quarter margins were higher than last year. The Paint Store Segment's increased retail sales combined with sales gains in its higher-margin paint and paint-related product lines led to improved first quarter margins. Excluding the acquisitions, the Paint Stores Segment's margins were essentially even with last year. Margins in the Coatings Segment were higher than last year for the first quarter on both an as-reported basis and excluding the acquisitions due to manufacturing efficiencies realized from increased gallon sales combined with sales increases of higher-margin products.

Consolidated selling, general and administrative expenses as a percent of sales were unfavorable to last year on both an as-reported basis and excluding the acquisitions. First quarter SG&A expenses as a percent of sales were favorable to last year in the Paint Stores Segment due to lower-than-average incremental expenses of the acquisitions. Excluding the acquisitions, the Paint Stores Segment's SG&A percentage was essentially even with last year. The
Coatings Segment's SG&A percentage was unfavorable to last year on both an as-reported basis and excluding the acquisitions due primarily to increased marketing and merchandising expenses related to new products, new customers and product expansion at existing customers.

The increase in interest expense from the first quarter of 1996 is due to additional debt incurred since the end of March 1996 primarily to finance acquisitions. Average short-term borrowing rates remained even with 1996.

Other costs and expenses were lower than the first quarter of 1996 due to decreased expenses of investing and financing activities combined with an increased foreign currency translation gain.

Net income increased to $23,134,000 for the first quarter of 1997, an 18.1 percent increase over last year, while net income per share increased to $0.13 per share from $0.11 per share last year. Excluding the results of operations of all acquisitions and the related financing costs, net income increased 18.8 percent while net income per share increased to $0.13 per share.

FINANCIAL CONDITION

During the first three months of 1997, cash and cash equivalents increased $56.3 million, net long-term debt increased $703.5 million and net short-term borrowings increased $330.9 million. Short-term borrowings incurred during the quarter relate to the Company's commercial paper program, which had unused borrowing availability of $951.0 million at March 31, 1997. The aggregate principal amount of unsecured short-term notes which can be issued under this program was increased to $1,450.0 million in January 1997. Outstanding borrowings under this program are backed by the Company's revolving credit agreements, whose maximum borrowing amount was increased to $1,450.0 million in January 1997 and subsequently reduced to $1,080.0 million in March 1997. The increase in long-term debt during the quarter is related to $400.0 million of debt securities issued under the Company's shelf registration statement and $300.0 million of debentures issued in a private offering not registered under the Securities Act of 1933, as amended. Net cash used by operations of $21.4 million during the first three months of 1997 includes the receipt of approximately $53.9 million related to a settlement with certain insurance carriers pertaining to environmental-related matters, which settlement was recorded in income during 1996. The proceeds from the issuance of short-term borrowings and long-term debt were used for the Thompson Minwax acquisition and other smaller acquisitions totaling $869.1 million, capital expenditures of $33.9 million, cash dividends of $17.2 million, costs related to the issuance of debt of $13.9 million and normal operating needs for seasonally higher working capital. The Company's current ratio declined to 1.08 at March 31, 1997 from
1.35 at December 31, 1996. The decrease in this ratio occurred primarily due to the increased short-term borrowings and effects of acquisitions. The increase in goodwill is primarily related to the Thompson Minwax acquisition and other smaller acquisitions. Other assets increased $176.3 million primarily due to intangible assets acquired during the quarter. The increase in common stock and related decrease in other capital during the quarter occurred due to the par value of $101.9 million which was credited to common stock and a like amount charged to other capital for additional common shares issued in the form of a two-for-one stock split in March 1997.

Since March 31, 1996, cash and cash equivalents increased $45.4 million, short-term borrowings increased $183.9 million and long-term debt increased $719.5 million. Cash generated by operations during this period of $372.0 million combined with the net borrowing proceeds were offset by acquisitions of $1,047.9 million, capital expenditures of $124.7 million, payments of cash dividends of $62.3 million, debt issue costs of $13.9 million and normal working capital needs. The Company expects to remain in a borrowing position throughout 1997.

Capital expenditures during the first quarter of 1997 represented primarily the costs of upgrading or installing point-of-sale terminals at the paint stores, and costs for capacity expansion or upgrade of distribution centers and manufacturing and research facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the first three months of 1997, approximately 9,900 shares of our own stock were received in exchange from the exercise of stock options. We did not acquire any of our own shares through open market purchases during this time period. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of our own stock in the future. At the April 23, 1997 board meeting, the Board of Directors authorized the Company to purchase, in the aggregate, 10,000,000 shares of common stock.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented in comparative statements. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded from the calculation. Due to the immaterial amount of common stock equivalents in the Company's current primary earnings per share calculation, the adoption of SFAS No. 128 will result in no change to the primary earnings per share amounts reported for the three months ended March 31, 1997 and March 31, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is also expected to be immaterial.

The Company and certain other companies are defendants in a number of lawsuits arising from the manufacture and sale of lead pigments and lead paints. It is possible that additional lawsuits may be filed against the Company in the future with similar allegations. The various existing lawsuits seek damages for personal injuries and property damage, along with costs involving the abatement of lead related paint from buildings and medical monitoring costs. The Company believes that such lawsuits are without merit and is vigorously defending them. The Company does not believe that any potential liability which may ultimately be determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's business or financial condition.

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

Although the Company continuously assesses its potential liability for remediation activities with respect to its past operations and third-party sites, any potential liability ultimately determined to be attributable to the Company is subject to a number of uncertainties including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. The Company has accrued for certain environmental remediation activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. These environmental-related accruals are adjusted as information becomes available upon which more accurate costs can be reasonably estimated. In the opinion of the Company's management, any potential liability ultimately attributed to the Company for its environmental-related matters will not have a material adverse effect on the Company's financial condition, liquidity or cash flow.

                           PART II. OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS
                  -----------------

                  As previously reported, on December 19, 1995, the Michigan Department of Environmental Quality issued a letter of violation with regard to the Company's Holland, Michigan facility alleging that certain equipment located at such facility did not have proper permits in violation of Michigan's Air Pollution Control Act. On January 16, 1997, the State of Michigan Circuit Court for the 30th Judicial Circuit, Ingham County approved a Consent Judgment pursuant to which the Company agreed to (a) pay a civil penalty in the amount of $131,000, which includes an amount of $30,000 to fund state implementation plans relating to air emissions and (b) take certain other corrective measures and perform certain recordkeeping, reporting and testing regarding the Company's operations at such facility.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits

                  (3)(i) Amended Articles of Incorporation, as amended April 25, 1997 (filed herewith).

                  (10)(a) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 23, 1997 (filed herewith).

                  (10)(b) The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997 (filed herewith).

                  (10)(c) Amendment No. 1 to 364-Day Revolving Credit Agreement, dated March 31, 1997, between the Company, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto (filed herewith).

                  (10)(d) Amendment No. 1 to Five Year Revolving Credit Agreement, dated March 31, 1997, between the Company, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto (filed herewith).

                  (11) Computation of Net Income Per Share - See Note H to Condensed Consolidated Financial Statements (Unaudited).

                  (27) Financial Data Schedule for the period ended March 31, 1997 (filed herewith).

         (b)       Reports on Form 8-K

                  (i) The Company filed a Current Report on Form 8-K dated January 7, 1997 reporting in Item 2 that the Company, through a wholly-owned subsidiary, had completed its acquisition of all of the outstanding shares of capital stock of Thompson Minwax Holding Corp. ("Thompson Minwax"). The Company filed as part of
                           Item 7 of such Current Report the following financial statements and pro forma financial information:

                           (1) Unaudited Consolidated Balance Sheet of Thompson Minwax as of September 30, 1996 and Unaudited Consolidated Income Statement and Consolidated Cash Flow Statement of Thompson Minwax for the nine months ended September 30, 1996.

                           (2) Audited Consolidated Balance Sheet of Thompson Minwax as of December 31, 1995 (As Restated) and Audited Consolidated Statement of Operations and Accumulated Deficit and Consolidated Statement of Cash Flows of Thompson Minwax for the fiscal year ended December 31, 1995 (As Restated).

                           (3) Unaudited Pro Forma Combined Condensed Balance Sheet which combines the Unaudited Consolidated Balance Sheet of Thompson Minwax with the Unaudited Consolidated Balance Sheet of the Company as of September 30, 1996, along with a description of the pro forma adjustments.

                           (4) Unaudited Pro Forma Combined Condensed Statements of Income which combine the consolidated results of Thompson Minwax with the consolidated results of the Company for the year ended December 31, 1995 and for the nine months ended September 30, 1996, along with a description of the related pro forma adjustments.

                  (ii) The Company filed a Current Report on Form 8-K dated January 29, 1997 reporting in Item 5 the announcement of (a) the two-for-one stock split distributed on March 28, 1997, (b) the increase in the Company's quarterly dividend and (c) the Company's operating results for the quarter and year ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE SHERWIN-WILLIAMS COMPANY

May 14, 1997                   By:      /S/ J.L. AULT
                                        --------------------------------------
                                            J.L. Ault
                                            Vice President-Corporate Controller

May 14, 1997                  By:      /S/ L.E. STELLATO
                                       ---------------------------------------
                                           L.E. Stellato
                                           Vice President, General Counsel and
                                             Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.       EXHIBIT

(3)(i) Amended Articles of Incorporation, as amended April 25, 1997 (filed herewith).

(10)(a) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 23, 1997
                  (filed herewith).

(10)(b) The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997 (filed herewith).

(10)(c) Amendment No. 1 to 364-Day Revolving Credit Agreement, dated March 31, 1997, between the Company, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto (filed herewith).

(10)(d) Amendment No. 1 to Five Year Revolving Credit Agreement, dated March 31, 1997, between the Company, Texas Commerce Bank National Association, as Administrative Agent, The Chase Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto (filed herewith).

(11) Computation of Net Income Per Share - See Note H to Condensed Consolidated Financial Statements (Unaudited).

(27)              Financial Data Schedule for the period ended March 31, 1997
                  (filed herewith).