Form 10-Q
period 1997-06-30
SHERWIN WILLIAMS CO
filed 1997-08-13
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Period Ended June 30, 1997
                                              -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from _______________ to_______________

Commission file number 1-4851
                       ------

                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 OHIO                                    34-0526850
-------------------------------------                 -----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                 44115-1075
 ------------------------------------------                 ----------
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

Common Stock, $1.00 Par Value - 172,640,418 shares as of July 31, 1997.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                       Three months ended June 30,       Six months ended June 30,
                                                     --------------------------------------------------------------
                                                            1997             1996             1997            1996
-------------------------------------------------------------------------------------------------------------------

Net sales                                            $ 1,373,351      $ 1,145,254      $ 2,443,138      $ 2,003,025

Costs and expenses:
    Cost of goods sold                                   775,795          675,273        1,401,968        1,195,551
    Selling, general and administrative expenses         419,013          330,453          806,889          630,112
    Interest expense                                      21,339            7,014           42,137           12,450
    Interest and net investment income                    (2,078)          (1,701)          (5,038)          (3,298)
    Other                                                  6,491            2,116            6,466            4,509
-------------------------------------------------------------------------------------------------------------------
                                                       1,220,560        1,013,155        2,252,422        1,839,324
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                               152,791          132,099          190,716          163,701

Income taxes                                              59,588           50,197           74,379           62,206
-------------------------------------------------------------------------------------------------------------------
Net income                                           $    93,203      $    81,902      $   116,337      $   101,495
===================================================================================================================
Net income per share                                 $      0.54      $      0.47      $      0.67      $      0.59
===================================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars


                                                           JUNE 30,         Dec. 31,          June 30,
                                                            1997             1996              1996
------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                             $     7,406      $     1,880      $    12,666
  Short-term investments                                          0                0                0
  Accounts receivable, less allowance                       688,732          452,421          602,200
  Inventories:
    Finished goods                                          607,282          529,148          481,607
    Work in process and raw materials                       144,383          113,539          101,665
------------------------------------------------------------------------------------------------------
                                                            751,665          642,687          583,272
  Other current assets                                      240,320          319,199          258,355
------------------------------------------------------------------------------------------------------
         Total current assets                             1,688,123        1,416,187        1,456,493

Deferred pension assets                                     264,269          254,376          241,424
Goodwill                                                  1,223,596          546,461          533,738
Other assets                                                386,376          228,175          178,986

Property, plant and equipment                             1,285,114        1,133,932        1,112,658
  Less allowances for depreciation and
    amortization                                            628,130          584,541          573,465
------------------------------------------------------------------------------------------------------
                                                            656,984          549,391          539,193
------------------------------------------------------------------------------------------------------
Total assets                                            $ 4,219,348      $ 2,994,590      $ 2,949,834
======================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                 $   386,107      $   168,001      $   323,335
  Accounts payable                                          462,760          385,928          390,847
  Compensation and taxes withheld                            89,783          103,353           81,519
  Current portion of long-term debt                          52,330            2,169            3,740
  Other accruals                                            409,114          325,599          321,494
  Accrued taxes                                             126,049           65,957           88,790
------------------------------------------------------------------------------------------------------
         Total current liabilities                        1,526,143        1,051,007        1,209,725


Long-term debt                                              796,233          142,679          134,638
Postretirement benefits other than pensions                 197,775          184,551          182,080
Other long-term liabilities                                 216,115          215,121          129,630

Shareholders' equity
  Common stock - $1.00 par value:
    172,424,246, 171,831,178 and 171,547,674
    shares outstanding at June 30, 1997,
    December 31, 1996 and June 30, 1996,
    respectively                                            204,019          101,650          101,432
  Other capital                                             109,577          203,223          190,640
  Retained earnings                                       1,492,344        1,411,295        1,313,691
  Cumulative foreign currency translation
    adjustment                                              (22,506)         (18,982)         (19,139)
  Treasury stock, at cost                                  (300,352)        (295,954)        (292,863)
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                1,483,082        1,401,232        1,293,761
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $ 4,219,348      $ 2,994,590      $ 2,949,834
======================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                          1997          1996
--------------------------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                                             $ 116,337   $  101,495
Non-cash adjustments:
    Depreciation                                                                          41,831       36,761
    Amortization of goodwill and intangible assets                                        24,535       13,163
    Increase in deferred pension assets                                                   (9,778)      (7,850)
    Net increase in postretirement liability                                               2,798        2,377
    Other                                                                                  2,940        2,528
Change in current assets and liabilities-net                                            (121,843)     (89,357)
Proceeds of insurance settlement                                                          53,883
Costs incurred for disposition of operations                                              (5,651)      (2,685)
Other                                                                                    (13,224)      (8,243)
--------------------------------------------------------------------------------------------------------------

Net operating cash                                                                        91,828       48,189

INVESTING
Capital expenditures                                                                     (72,298)     (69,281)
Decrease in short-term investments                                                             0       20,000
Acquisitions of assets                                                                  (867,876)    (586,613)
(Increase) decrease in other investments                                                 (15,022)      28,797
Other                                                                                     (6,559)      12,453
--------------------------------------------------------------------------------------------------------------

Net investing cash                                                                      (961,755)    (594,644)

FINANCING
Net increase in short-term borrowings                                                    217,502      293,960
Increase in long-term debt                                                               705,767      113,071
Payments of long-term debt                                                                (2,052)     (74,385)
Payments of cash dividends                                                               (35,288)     (29,971)
Proceeds from stock options exercised                                                      2,825        7,177
Costs related to issuance of debt                                                        (14,253)
Other                                                                                        952         (215)
--------------------------------------------------------------------------------------------------------------

Net financing cash                                                                       875,453      309,637
--------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                  5,526     (236,818)
Cash and cash equivalents at beginning of year                                             1,880      249,484
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $   7,406   $   12,666
==============================================================================================================

Taxes paid on income                                                                   $  30,509   $   12,267
Interest paid on debt                                                                     22,897       11,248


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 1997 and 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 1997 and 1996 were $.10 per share and $.0875 per share, respectively, on a post-split basis (see Note F).

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:


                                                         Three months ended                  Six months ended
         (Thousands of dollars)                                 June 30,                         June 30,
                                                     ----------------------------       ---------------------------
                                                        1997             1996              1997             1996
                                                     ---------         ---------        ---------         ---------
         Dividend and royalty income                 $    954          $   1,617        $ 1,868           $   2,778
         Net expense of financing and
           investing activities                        (1,937)            (3,953)        (4,291)             (7,613)
         Foreign exchange gain(loss)                   (5,890)              (461)        (7,469)               (749)

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

For financial statement purposes, the acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of Thompson Minwax since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statements of consolidated income for the three months and six months ended June 30, 1996 were prepared in accordance with Accounting Principles Board Opinion No. 16 and assume the merger had occurred on January 1, 1996. The following pro forma data reflects adjustments for interest expense, net investment income and amortization of goodwill and intangible assets. In management's opinion, the pro forma financial information is not necessarily indicative of the results of operations which would have occurred had the acquisition of Thompson Minwax taken place on January 1, 1996 or of future results of operations of the combined companies under the ownership and operation of the Company.

                          UNAUDITED PRO FORMA COMBINED
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  -------------------------------------------

         (Thousands of dollars,    Three months ended   Six months ended
         except per share data)       June 30, 1996       June 30, 1996
                                   ------------------   ----------------

         Net sales                     $1,253,487          $2,200,842
                                       ==========          ==========

         Net income                        87,797             102,374
                                       ==========          ==========

         Net income per share                0.51                0.59
                                       ==========          ==========

NOTE F--STOCK SPLIT

The par value of additional shares of common stock issued in connection with a two-for-one stock split distributed during March 1997 was credited to common stock and a like amount charged to other capital.

NOTE G--CAPITAL STOCK

On April 23, 1997, the Company adopted a new shareholder rights plan to replace the original shareholder rights plan in effect since January 25, 1989. Under the new rights plan, shareholders of record on May 6, 1997 received a dividend of one right for each share of Sherwin-Williams common stock held. Each right entitles the holder, upon the occurrence of certain events, to purchase one one-hundredth (1/100th) of a share of Cumulative Redeemable Serial Preferred Stock, without par value, or in certain circumstances Sherwin-Williams common stock, for one hundred ten dollars ($110.00), subject to adjustment. The Bank of New York became rights agent under the new rights plan on May 27, 1997. In connection with the adoption of the new rights plan, the Company redeemed the rights outstanding under the original rights plan.

NOTE H--RECLASSIFICATION

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE I--COMPUTATION OF NET INCOME PER SHARE


                                               Three months ended                  Six months ended
                                                     June 30,                           June 30,
                                         -----------------------------     -----------------------------
                                             1997             1996             1997               1996
                                         ------------     ------------     ------------     ------------
Fully Diluted
     Average shares outstanding           172,382,852      171,441,037      172,315,699      171,287,083
     Options - treasury stock method        1,759,633        1,463,899        1,759,633        1,438,062
                                         ------------     ------------     ------------     ------------

     Average fully diluted shares         174,142,485      172,904,936      174,075,332      172,725,145
                                         ============     ============     ============     ============

     Net income                          $     93,202     $     81,901     $    116,337     $    101,495
                                         ============     ============     ============     ============

     Net income per share                $       0.54     $       0.47     $       0.67     $       0.59
                                         ============     ============     ============     ============

Primary
     Average shares outstanding           172,382,852      171,441,037      172,315,699      171,287,083
     Options - treasury stock method        1,684,803        1,370,412        1,681,239        1,316,243
                                         ------------     ------------     ------------     ------------

     Average shares and equivalents       174,067,655      172,811,449      173,996,938      172,603,326
                                         ============     ============     ============     ============

     Net income                          $     93,202     $     81,901     $    116,337     $    101,495
                                         ============     ============     ============     ============

     Net income per share                $       0.54     $       0.47     $       0.67     $       0.59
                                         ============     ============     ============     ============


NOTE J--BUSINESS SEGMENTS

Net External Sales/Operating Profit
-----------------------------------



                                         Three months ended June 30,                   Six months ended June 30,
                           -----------------------------------------------   -------------------------------------------------
                                     1997                     1996                      1997                    1996
                           ----------------------- -----------------------   -----------------------  ------------------------
                               NET                       Net                      NET                      Net
                            EXTERNAL     OPERATING    External   Operating     EXTERNAL    OPERATING     External   Operating
                              SALES       PROFIT        Sales      Profit        SALES       PROFIT       Sales       Profit
                           -----------  ---------- ------------ ----------   ------------  ---------  ------------ -----------

Paint Stores                $  716,767   $  64,453  $  659,318   $ 58,684    $ 1,248,940   $  71,580   $ 1,134,015  $  64,192

Coatings                       653,893     121,483     482,667     92,664      1,188,673     186,744       862,446    136,040

Other                            2,691       2,977       3,269      3,276          5,525       5,925         6,564      6,615
                            -----------  ---------- -----------  ---------   ------------  ----------  ------------ ----------

     Segment totals         $1,373,351     188,913  $1,145,254    154,624    $ 2,443,138     264,249   $ 2,003,025    206,847
                            ===========             ===========              ============              ============

Corporate expenses-net                     (36,122)               (22,525)                   (73,533)                 (43,146)
                                          ---------               --------                  ---------                ---------

Income before income taxes               $ 152,791               $132,099                  $ 190,716                $ 163,701
                                         ==========              =========                 ==========               ==========

==============================================================================================================================

Intersegment Transfers
----------------------



                                             Three months ended June 30,                         Six months ended June 30,
                                         ----------------------------------                -----------------------------------
                                             1997                   1996                       1996                     1995
                                         ----------              ----------                ----------               ----------

     Coatings                            $ 296,492               $ 261,762                 $ 502,596                $ 440,415
     Other                                   5,329                   5,280                    10,595                   10,452
                                         ----------              ----------                ----------               ----------

          Segment totals                 $ 301,821               $ 267,042                 $ 513,191                $ 450,867
                                         ==========              ==========                ==========               ==========


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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 19.9 percent in the second quarter and 22.0 percent in the first six months over the comparable 1996 periods. Excluding the results of operations of Thompson Minwax Holding Corp. (Thompson Minwax), acquired during January 1997, and other smaller acquisitions which occurred at various times since the second quarter of 1996, comparable sales increased 4.6 percent in the quarter and 5.6 percent in the first half of the year. Net sales in the Paint Stores Segment increased 8.7 percent in the second quarter and 10.1 percent in the first six months primarily due to increased paint gallons sold to both retail and wholesale customers, combined with sales gains in each of its remaining product lines (wallcovering, floorcovering, spray equipment and associated products). Wholesale customers include professional painters, contractors, and industrial and commercial maintenance accounts. Comparable-store sales were up 6.9 percent in the quarter and 7.9 percent in the first six months. Excluding the effects of all acquisitions, comparable sales in the Paint Stores Segment increased 7.2 and 7.4 percent for the quarter and year-to-date, respectively. The Coatings Segment's incremental sales from acquisitions led to a 35.5 percent sales increase in the second quarter and a
37.8 percent year-to-date sales increase. Excluding these acquisitions, the Segment's sales increased 1.1 percent and 3.3 percent for the respective periods due to increased sales of new products, offset partially by the soft retail environment of the second quarter due to poor weather, a soft automotive refinish collision repair market due to the mild first quarter winter and the partial phase-out of sales to a large customer. Revenue generated by real estate operations in the Other Segment declined 17.7 percent in the quarter and 15.8 percent in the first six months due to the loss of a large tenant in one of its office buildings as of December 31, 1996.

Consolidated gross profit as a percent of sales increased to 43.5 percent for the second quarter from 41.0 percent last year and to 42.6 percent for the first six months from 40.3 percent last year. Excluding the effects of all acquisitions, consolidated second quarter and year-to-date margins were higher than last year. The Paint Stores Segment's gross margins were slightly lower than last year for the quarter and year-to-date due primarily to an unfavorable product mix. Excluding acquisitions, the Segment's margins were lower than last year for the quarter but above last year for the first six months. Margins in the Coatings Segment were higher than last year for the second quarter and first six months on both an as-reported basis and excluding the effects of acquisitions due primarily to increased volume and higher-than-average margins realized on its acquired businesses.

Consolidated selling, general and administrative expenses as a percent of sales were unfavorable to last year for the second quarter and first six months on both an as-reported basis and excluding the acquisitions. The Paint Stores Segment's second quarter and year-to-date SG&A ratio was favorable to last year due primarily to lower-than-average incremental expenses related to the acquisitions. Excluding the acquisitions, the Segment's SG&A percentage was favorable to last year for the quarter and essentially even with last year for the first six months. SG&A expenses as a percent of sales for the second quarter and first six months were unfavorable to last year in the Coatings Segment on both an as-reported basis and excluding the acquisitions due primarily to increased merchandising costs related to new products and new customers.

Interest expense in the second quarter and first six months was higher than the comparable periods of last year due to additional debt incurred since the end of June 1996 to finance acquisitions. Average short-term borrowing rates were slightly higher than last year.

Other costs and expenses were higher than last year for the quarter and first six months due primarily to increased foreign currency exchange losses offset partially by decreased expenses of financing and investing activities.

Net income for the second quarter of 1997 increased 13.8 percent over last year to $93,203,000, or $.54 per share, from $81,902,000, or $.47 per share, in 1996.
Year-to-date net income through June 30, 1997 increased 14.6 percent to $116,337,000, or $.67 per share, from $101,495,000, or $.59 per share, in 1996.
Excluding the results of operations of all acquisitions and the related financing costs, net income increased 12.2 percent for the quarter and 13.9 percent for the first six months.

FINANCIAL CONDITION
-------------------

During the first six months of 1997, cash and cash equivalents increased $5.5 million, net long-term debt increased $703.7 million and short-term borrowings increased $218.1 million. Short-term borrowings incurred during the year relate to the Company's commercial paper program, which had unused borrowing availability of $613.9 million at June 30, 1997. The aggregate principal amount of unsecured short-term notes which can be issued under this program was increased to $1,450.0 million in January 1997 and subsequently decreased to $1,000.0 million in May 1997. Outstanding borrowings under this program are backed by the Company's revolving credit agreements, whose maximum borrowing amount was increased to $1,450.0 million in January 1997 and subsequently reduced to $1,080.0 million in March 1997. The increase in long-term debt since December 31, 1996 relates to the Company's issuance of $400.0 million of debt securities issued under the Company's shelf registration statement and $300.0 million of debentures which were originally issued in a private offering not registered under the Securities Act of 1933, as amended. On July 2, 1997, the Company completed offers to exchange all of its outstanding $300.0 million of debentures for an equal principal amount of newly-issued debentures containing identical terms except that the newly-issued debentures were registered under the Securities Act of 1933, as amended. The proceeds from the issuance of these borrowings were used for the Thompson Minwax acquisition and other smaller acquisitions totaling $867.9 million, capital expenditures of $72.3 million, cash dividends of $35.3 million, costs related to the issuance of debt of $14.3 million and normal operating needs for seasonally higher accounts receivable and inventories. Net cash received from operations of $91.8 million during the first six months of 1997 includes the receipt of approximately $53.9 million related to a settlement with certain insurance carriers pertaining to environmental-related matters, which settlement was recorded in income during 1996. The decrease in the Company's current ratio from 1.35 at December 31, 1996 to 1.11 at June 30, 1997 occurred primarily due to the increase in short-term borrowings and the reclassification of certain long-term debt to current liabilities. The increase in goodwill occurred due to the recording of the Thompson Minwax acquisition and other smaller acquisitions in accordance with Accounting Principles Board Opinion No. 16. Other assets increased $158.2 million since December 31, 1996 due primarily to the addition of intangible assets from acquisitions. The increase in common stock and related decrease in other capital since December 31, 1996 occurred due to the par value of $101.9 million which was credited to common stock and a like amount charged to other capital for additional common shares issued in the form of a two-for-one stock split in March 1997.

Since June 30, 1996, cash and cash equivalents decreased $5.3 million, short-term borrowings increased $62.8 million and net long-term debt increased $710.2 million. The proceeds of these borrowings combined with cash generated by operations during this period of $376.2 million were used for acquisitions of $952.0 million, capital expenditures of $125.7 million, payments of cash dividends of $65.3 million, debt issue costs of $14.3 million and normal working capital needs. The Company expects to remain in a borrowing position throughout 1997.

Capital expenditures during the first six months of 1997 represented primarily the costs of upgrading or installing point-of-sale terminals at the paint stores, and costs for construction, capacity expansion or upgrade of distribution centers and manufacturing and research facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the first six months of 1997, approximately 72,000 shares of our own stock were received in exchange from the exercise of stock options. We did not acquire any of our own shares through open market purchases during this time period. We acquire our own stock for general corporate purposes and, depending upon our cash position and market conditions, we may acquire additional shares of our own stock in the future. At the April 23, 1997 board meeting, the Board of Directors authorized the Company to purchase, in the aggregate, 10,000,000 shares of common stock.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented in comparative statements. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded from the calculation. The adoption of SFAS No. 128 will result in immaterial changes to the primary earnings per share amounts reported. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is also expected to be immaterial.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         A. The Annual Meeting of Shareholders of The Sherwin-Williams Company was held on April 23, 1997. Holders of Common Stock of record at the close of business on March 3, 1997 were the only shareholders entitled to vote at the Annual Meeting of Shareholders. The additional shares of Common Stock which were issued in March 1997 pursuant to the two-for-one stock split were not entitled to be voted at the Annual Meeting of Shareholders.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting and until their successors are elected: J. M. Biggar, J. G. Breen, D. E. Collins, T. A. Commes,
D. E. Evans, R. W. Mahoney, W. G. Mitchell, A. M. Mixon, III, C. E. Moll, H. O. Petrauskas and R. K. Smucker. The voting results of the Annual Meeting of Shareholders for each such nominee are as follows:

         Name                      For                       Withheld
         ----                      ---                       --------

         J. M. Biggar           78,916,417                   473,452
         J. G. Breen            78,898,973                   490,895
         D. E. Collins          78,928,617                   461,251
         T. A. Commes           78,916,952                   472,916
         D. E. Evans            78,786,950                   602,918
         R. W. Mahoney          78,936,903                   452,965
         W. G. Mitchell         78,937,592                   452,276
         A. M. Mixon, III       78,944,111                   445,757
         C. E. Moll             78,909,612                   480,256
         H. O. Petrauskas       78,914,183                   475,685
         R. K. Smucker          78,908,559                   481,309

         C. A resolution to amend The Sherwin-Williams Company 1994 Stock Plan was adopted with 56,676,387 shares voting for, 17,827,158 shares voting against, 1,272,833 shares abstaining and 3,613,490 broker non-votes.

         D. A resolution to approve The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors was adopted with 67,751,075 shares voting for, 6,860,949 shares voting against, 1,503,293 shares abstaining and 3,274,551 broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

       (a)  Exhibits

            (10)(a) The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) (filed herewith).

            (10)(b)       Forms of Severance Pay Agreements (filed herewith).

            (10)(c) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) (filed herewith).

            (11) Computation of Net Income Per Share - See Note I to Condensed Consolidated Financial Statements (Unaudited).

            (27) Financial Data Schedule for the period ended June 30, 1997 (filed herewith).

       (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated April 23, 1997 reporting in Item 5 that the Company (a) approved and ordered the redemption of outstanding stock purchase rights issued pursuant to the Rights Agreement, dated January 25, 1989, between the Company and Ameritrust Company National Association (now known as KeyBank National Association), as Rights Agent and (b) authorized and declared a dividend distribution, payable on May 6, 1997, of stock purchase rights issued pursuant to the terms of a Rights Agreement, dated as of April 23, 1997, between the Company and KeyBank National Association, as Rights Agent.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE SHERWIN-WILLIAMS COMPANY

August 13, 1997              By:  /s/ J.L. Ault
                                  -----------------------------------
                                  J.L. Ault
                                  Vice President-Corporate Controller

August 13, 1997              By:  /s/ L.E. Stellato
                                  -----------------------------------
                                  L.E. Stellato
                                  Vice President, General Counsel and Secretary

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO. EXHIBIT
----------- -------

(10)(a) The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) (filed herewith).

(10)(b)     Forms of Severance Pay Agreements (filed herewith).

(10)(c) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) (filed herewith).

(11) Computation of Net Income Per Share - See Note I to Condensed Consolidated Financial Statements (Unaudited).

(27) Financial Data Schedule for the period ended June 30, 1997 (filed herewith).