Form 10-Q
period 1997-09-30
SHERWIN WILLIAMS CO
filed 1997-11-14
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997
                                                    ------------------

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____________________ to _______________________



Commission file number 1-4851
                      -------


                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    OHIO                                         34-0526850
      -------------------------------                         ----------------
      (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                      44115-1075
 ------------------------------------------                    ----------------
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

Common Stock, $1.00 Par Value - 172,857,989 shares as of October 31, 1997.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                             Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                        ------------------------------------------------------------------------
                                                            1997               1996               1997                1996
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                             $     1,346,531   $       1,171,010  $       3,789,669    $     3,174,035

Costs and expenses:
    Cost of goods sold                                        763,140             678,773          2,165,108          1,874,324
    Selling, general and administrative expenses              398,065             338,242          1,204,954            968,354
    Interest expense                                           20,250               6,566             62,387             19,016
    Interest and net investment income                         (1,350)             (1,539)            (6,388)            (4,837)
    Other                                                       3,785               1,120             10,251              5,629
--------------------------------------------------------------------------------------------------------------------------------
                                                            1,183,890           1,023,162          3,436,312          2,862,486
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                    162,641             147,848            353,357            311,549

Income taxes                                                   63,430              59,298            137,809            121,504
--------------------------------------------------------------------------------------------------------------------------------

Net income                                            $        99,211   $          88,550  $         215,548    $       190,045
================================================================================================================================

Net income per share                                  $          0.57   $            0.51  $            1.24    $          1.10
================================================================================================================================









SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                 SEPT. 30,                Dec. 31,                 Sept. 30,
                                                                    1997                    1996                     1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                 $           18,241       $           1,880        $           6,194
  Accounts receivable, less allowance                                  672,106                 452,421                  584,023
  Inventories:
    Finished goods                                                     581,118                 529,148                  476,538
    Work in process and raw materials                                  133,830                 113,539                  103,978
--------------------------------------------------------------------------------------------------------------------------------
                                                                       714,948                 642,687                  580,516
  Other current assets                                                 247,939                 319,199                  223,313
--------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                        1,653,234               1,416,187                1,394,046

Deferred pension assets                                                269,848                 254,376                  245,244
Goodwill                                                             1,203,107                 546,461                  519,811
Other assets                                                           379,952                 228,175                  229,750

Property, plant and equipment                                        1,318,695               1,133,932                1,154,790
  Less allowances for depreciation and
    amortization                                                       638,330                 584,541                  601,577
--------------------------------------------------------------------------------------------------------------------------------
                                                                       680,365                 549,391                  553,213
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                $        4,186,506       $       2,994,590        $       2,942,064
================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                     $          287,380       $         168,001        $         221,321
  Accounts payable                                                     430,503                 385,928                  367,522
  Compensation and taxes withheld                                      117,268                 103,353                   97,705
  Current portion of long-term debt                                     53,150                   2,169                    2,113
  Other accruals                                                       370,158                 325,599                  342,611
  Accrued taxes                                                        158,333                  65,957                   95,361
--------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                   1,416,792               1,051,007                1,126,633


Long-term debt                                                         799,594                 142,679                  137,641
Postretirement benefits other than pensions                            198,863                 184,551                  183,220
Other long-term liabilities                                            209,396                 215,121                  126,874

Shareholders' equity
    Common stock - $1.00 par value:
    172,810,409, 171,831,178 and 171,655,266
    shares outstanding at Sept. 30, 1997,
    December 31, 1996 and Sept. 30, 1996,
    respectively                                                       204,441                 101,650                  101,508
  Other capital                                                        115,792                 203,223                  193,247
  Retained earnings                                                  1,574,292               1,411,295                1,387,214
  Cumulative foreign currency translation
    adjustment                                                         (31,234)                (18,982)                 (20,530)
  Treasury stock, at cost                                             (301,430)               (295,954)                (293,743)
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           1,561,861               1,401,232                1,367,696
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $        4,186,506       $       2,994,590        $       2,942,064
================================================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                                     Nine months ended Sept. 30,
                                                                                 -------------------------------------
                                                                                       1997                1996
----------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                                     $          215,548   $         190,045
Non-cash adjustments:
    Depreciation                                                                           66,110              55,632
    Amortization of goodwill and intangible assets                                         37,080              20,208
    Increase in deferred pension assets                                                   (15,357)            (11,670)
    Net increase in postretirement liability                                                3,886               1,647
    Other                                                                                   3,169                 184
Change in current assets and liabilities-net                                              (68,427)            (37,798)
Proceeds of insurance settlement                                                           53,937
Costs incurred for disposition of operations                                               (9,036)             (4,652)
Other                                                                                     (28,666)            (13,928)
----------------------------------------------------------------------------------------------------------------------

Net operating cash                                                                        258,244             199,668

INVESTING
Capital expenditures                                                                     (122,061)            (85,969)
Decrease in short-term investments                                                                             20,000
Acquisitions of assets                                                                   (877,321)           (599,754)
(Increase) decrease in other investments                                                  (12,317)             30,535
Other                                                                                       1,408              (4,860)
----------------------------------------------------------------------------------------------------------------------

Net investing cash                                                                     (1,010,291)           (640,048)

FINANCING
Net increase in short-term borrowings                                                     118,776             191,946
Increase in long-term debt                                                                711,505             119,004
Payments of long-term debt                                                                 (3,609)            (75,379)
Payments of cash dividends                                                                (52,552)            (44,998)
Proceeds from stock options exercised                                                       7,633               8,200
Costs related to issuance of debt                                                         (14,253)
Other                                                                                         908              (1,683)
----------------------------------------------------------------------------------------------------------------------

Net financing cash                                                                        768,408             197,090
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                  16,361            (243,290)
Cash and cash equivalents at beginning of year                                              1,880             249,484
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $           18,241   $           6,194
======================================================================================================================

Taxes paid on income                                                           $           69,147   $          71,711
Interest paid on debt                                                                      53,528              17,278






SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 1997 and 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 1997 and 1996 were $.10 per share and $.0875 per share, respectively, on a post-split basis (see Note F).

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in other costs and expenses.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:


                                                              Three months ended                       Nine months ended
           (Thousands of dollars)                                  Sept. 30,                               Sept. 30,
                                                       -------------------------------          ----------------------------
                                                         1997                   1996              1997                1996
                                                       --------               --------          --------            --------
           Royalty income                              $   723                $ 1,001           $ 2,591             $ 3,780
           Net expense of financing and
             investing activities                       (1,736)                (2,956)           (6,320)            (10,570)
           Foreign exchange and other
             foreign gain (loss)                        (2,420)                  (179)           (5,612)             (1,835)

The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds and the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other financing activities.

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

For financial statement purposes, the acquisition is being accounted for under the purchase method of accounting. Accordingly, the results of operations of Thompson Minwax since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statements of consolidated income for the three months and nine months ended September 30, 1996 were prepared in accordance with Accounting Principles Board Opinion No. 16 and assume the merger had occurred on January 1, 1996. The following pro forma data reflects adjustments for interest expense, net investment income and amortization of goodwill and intangible assets. In management's opinion, the pro forma financial information is not necessarily indicative of the results of operations which would have occurred had the acquisition of Thompson Minwax taken place on January 1, 1996 or of future results of operations of the combined companies under the ownership and operation of the Company.


                          UNAUDITED PRO FORMA COMBINED
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  -------------------------------------------
    (Thousands of dollars,       Three months ended          Nine months ended
    except per share data)         Sept. 30, 1996             Sept. 30, 1996
                                 ------------------          -----------------

    Net sales                       $ 1,261,563                 $ 3,462,405
                                    ===========                 ===========

    Net income                           84,055                     186,249
                                    ===========                 ===========

    Net income per share                   0.49                        1.08
                                    ===========                 ===========

NOTE F--STOCK SPLIT

The par value of additional shares of common stock issued in connection with a two-for-one stock split distributed during March 1997 was credited to common stock and a like amount charged to other capital.

NOTE G--SUBSEQUENT EVENT

On October 6, 1997, the Company issued $50,000,000 of 5.5% bonds due October 15, 2027. The bonds provide that the holders, individually or in the aggregate, may exercise a put option which would require the Company to repay the bond(s) at an earlier date. This option is first available to the holders on October 15, 1999, and then annually on each October 15 thereafter. The proceeds from these borrowings were used to refinance short-term commercial paper.

NOTE H--RECLASSIFICATION

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.




NOTE I--COMPUTATION OF NET INCOME PER SHARE
                                                          Three months ended                        Nine months ended
                                                            September 30,                             September 30,
                                                 ---------------------------------         --------------------------------
                                                     1997                 1996                  1997                1996
                                                 ------------         ------------         ------------         ------------
Fully Diluted
     Average shares outstanding                   172,740,123          171,620,446          172,457,173          171,398,204
     Options - treasury stock method                1,706,984            1,368,640            1,715,941            1,371,349
                                                 ------------         ------------         ------------         ------------

     Average fully diluted shares                 174,447,107          172,989,086          174,173,114          172,769,553
                                                 ============         ============         ============         ============

     Net income                                  $     99,211         $     88,550         $    215,548         $    190,045
                                                 ============         ============         ============         ============

     Net income per share                        $       0.57         $       0.51         $       1.24         $       1.10
                                                 ============         ============         ============         ============

Primary
     Average shares outstanding                   172,740,123          171,620,446          172,457,173          171,398,204
     Options - treasury stock method                1,685,068            1,325,913            1,682,515            1,319,466
                                                 ------------         ------------         ------------         ------------

     Average shares and equivalents               174,425,191          172,946,359          174,139,688          172,717,670
                                                 ============         ============         ============         ============

     Net income                                  $     99,211         $     88,550         $    215,548         $    190,045
                                                 ============         ============         ============         ============

     Net income per share                        $       0.57         $       0.51         $       1.24         $       1.10
                                                 ============         ============         ============         ============

NOTE J--BUSINESS SEGMENTS

Net External Sales/Operating Profit

                                   Three months ended September 30,                  Nine months ended September 30,
                           -----------------------------------------------    ----------------------------------------------
                                    1997                     1996                      1997                    1996
                           ---------------------    ----------------------    ---------------------    ---------------------
                              NET                      Net                       NET                      Net
                            EXTERNAL   OPERATING     External   Operating      EXTERNAL   OPERATING     External   Operating
                             SALES      PROFIT        Sales       Profit        SALES       PROFIT       Sales       Profit
                           ----------  ---------    ----------  ----------    ----------  ---------    ----------  ---------

Paint Stores               $  752,360  $  80,786    $  705,593  $  75,389     $2,001,300  $ 152,366    $1,839,608  $139,581

Coatings                      591,246    114,401       461,853     90,429      1,779,919    301,145     1,324,299   226,469

Other                           2,925      2,963         3,564      3,333          8,450      8,888        10,128     9,948
                           ----------   --------    ----------  ---------     ----------  ---------    ----------  --------

   Segment totals          $1,346,531    198,150    $1,171,010    169,151     $3,789,669    462,399    $3,174,035   375,998
                           ==========               ==========                ==========               ==========

Corporate expenses-net                   (35,509)                 (21,303)                 (109,042)                (64,449)
                                        --------                ---------                 ---------                --------

Income before income taxes              $162,641                $ 147,848                 $ 353,357                 311,549
                                        ========                =========                 ==========               ========

===========================================================================================================================

Intersegment Transfers

                                      Three months ended September 30,                  Nine months ended September 30,
                                      --------------------------------              -------------------------------------
                                         1997                 1996                       1997                      1996
                                      -----------        -------------              ------------             ------------
Coatings                              $   292,961        $     233,119              $    795,557             $    673,534
Other                                       5,366                5,176                    15,961                   15,628
     Segment totals                   -----------        -------------              ------------             ------------

                                      $   298,327        $     238,295              $    811,518             $    689,162
                                      ===========        =============              ============             ============
===========================================================================================================================


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


                      ITEM 2. MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 15.0 percent during the third quarter of 1997 and 19.4 percent during the first nine months over the comparable 1996 periods. Excluding the results of operations of Thompson Minwax Holding Corp. (Thompson Minwax), acquired in January 1997, and other smaller acquisitions which occurred at various times since the third quarter of 1996, comparable sales increased 2.6 percent for the quarter and 4.5 percent for the first nine-month period. Increased paint gallons sold in the Paint Stores Segment, particularly to wholesale customers, led to a sales increase of 6.6 percent for the third quarter and 8.8 percent for the first nine months. Wholesale customers include professional painter, contractor, industrial and commercial maintenance accounts. Comparable-store sales were up 5.5 percent in the quarter and 6.5 percent year-to-date. Excluding the effects of acquisitions, the Paint Stores Segment's third quarter sales increased 6.1 percent and year-to-date sales increased 6.9 percent. Incremental sales from acquisitions led to sales increases in the Coatings Segment of 28.0 percent for the third quarter and
34.4 percent for the first nine months. Excluding the effects of these acquisitions, third quarter sales declined 2.6 percent due primarily to reduced customer out-the-door sales but remained 1.2 percent higher than last year for nine months. Revenue generated by real estate operations in the Other Segment declined 17.9 and 16.6 percent for the third quarter and year-to-date, respectively, due to the loss of a large tenant in one of its office buildings as of December 31, 1996.

Consolidated gross profit as a percent of sales increased to 43.3 and 42.9 percent in the third quarter and first nine months, respectively, from 42.0 and
40.9 percent in the comparable 1996 periods. Excluding the effects of acquisitions, consolidated third quarter and year-to-date margins increased similarly over last year. Margins in the Paint Stores Segment were higher than last year for the quarter due primarily to increased gallons sold to higher-margin retail customers combined with sales gains in its higher-margin paint and paint-related product lines. Year-to-date margins were equal to last year. Excluding the effects of acquisitions, the Segment's margins were higher than last year for both time periods. The Coatings Segment's third quarter and year-to-date margins were higher than last year on both an as-reported basis and excluding the acquisitions due primarily to increased volume, a favorable sales mix and higher-than-average margins realized on its acquired businesses.

Consolidated selling, general and administrative expenses as a percent of sales were unfavorable to last year for the third quarter and nine months. Excluding the effects of acquisitions, the SG&A ratio was equal to last year for the third quarter but remained unfavorable on a year-to-date basis. SG&A expenses as a percent of sales in the Paint Stores Segment were unfavorable to last year for the quarter due to increased fixed costs but were favorable to last year for the nine months due to lower-than-average expenses related to the acquired businesses. Excluding the effects of acquisitions, the Segment's SG&A ratio was unfavorable for both time periods. The Coatings Segment's SG&A expenses as a percent of sales were unfavorable to last year for the quarter and year-to-date due primarily to increased merchandising and administrative costs related to new products, new customers and expanded service. Excluding the effects of acquisitions, the Coatings Segment's SG&A ratio was favorable for the third quarter but remained unfavorable on a year-to-date basis.

The increase in interest expense over 1996 for the both the third quarter and nine months is due to additional debt incurred since the end of September 1996 to finance acquisitions. Average short-term borrowing rates were slightly higher than last year.

Other costs and expenses were higher than last year for the third quarter and nine months due primarily to increased foreign currency exchange losses, offset partially in both periods by decreased expenses of financing and investing activities.

Net income for the third quarter of 1997 increased 12.0 percent to $99,211,000, or $.57 per share, from $88,550,000, or $.51 per share, in 1996. For the first nine months of 1997, net income increased 13.4 percent to $215,548,000 or $1.24 per share, from $190,045,000, or $1.10 per share, in 1996. Excluding the effects of acquisitions and the related financing costs, net income increased
12.6 and 12.3 percent for the quarter and year-to-date, respectively.

FINANCIAL CONDITION
-------------------

During the first nine months of 1997, cash and cash equivalents increased $16.4 million, net long-term debt increased $707.9 million and short-term borrowings increased $119.4 million. Short-term borrowings incurred during the year relate to the Company's commercial paper program, which had unused borrowing availability of $712.6 million at September 30, 1997. The aggregate principal amount of unsecured short-term notes which can be issued under this program was increased to $1,450.0 million in January 1997 and subsequently decreased to $1,000.0 million in May 1997. Outstanding borrowings under this program are backed by the Company's revolving credit agreements, whose maximum borrowing amount was increased to $1,450.0 million in January 1997 and subsequently reduced to $1,080.0 million in March 1997. The increase in long-term debt since December 31, 1996 relates to the Company's issuance of $400.0 million of debt securities issued under the Company's shelf registration statement and $300.0 million of debentures which were originally issued in a private offering not registered under the Securities Act of 1933, as amended. In July 1997, the Company completed offers to exchange all of its outstanding $300.0 million of debentures for an equal principal amount of newly-issued debentures containing identical terms except that the newly-issued debentures were registered under the Securities Act of 1933, as amended. The proceeds from these borrowings and net cash provided by operations of $258.2 million were used to acquire Thompson Minwax and other smaller businesses totaling $877.3 million, capital expenditures of $122.1 million, cash dividends of $52.6 million, costs related to the issuance of debt of $14.3 million and normal operating needs. Net cash provided by operations during the first nine months of 1997 includes the receipt of approximately $53.9 million related to a settlement with certain insurance carriers pertaining to environmental-related matters, which settlement was recorded in income in 1996. The Company's current ratio decreased to 1.17 from
1.35 at December 31, 1996 due primarily to increased short-term borrowings, the reclassification of certain long-term debt to current and increased current taxes payable. The increase in goodwill of $656.6 million since December 31, 1996 relates to goodwill recorded in accordance with APB Opinion No. 16 upon the purchase of Thompson Minwax and other smaller acquisitions. The increase in other assets occurred primarily due to intangible assets acquired. The increase in common stock and related decrease in other capital since December 31, 1996 occurred due to the par value of $101.9 million of additional common shares issued in a two-for-one stock split in March 1997.

Since September 30, 1996, cash and cash equivalents increased $12.0 million, short-term borrowings increased $66.1 million and long-term debt increased $713.0 million. The proceeds from these borrowings and net cash generated by operations of $391.1 million during this twelve-month period were used for acquisitions of $984.8 million, capital expenditures of $158.8 million, payments of cash dividends of $67.6 million, debt issue costs of $14.3 million and normal working capital needs. The Company expects to remain in a borrowing position throughout the remainder of 1997.

Capital expenditures during the first nine months of 1997 represented primarily the costs of upgrading or installing point-of-sale terminals at the paint stores and costs for construction, capacity expansion or upgrade of distribution centers and manufacturing and research facilities. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 1997.

During the first nine months of 1997, approximately 107,000 shares of our own stock were received from the exercise of stock options. We did not acquire any of our own shares through open market purchases during this time period. We acquire our own stock for general corporate purposes and, depending on our cash position and market conditions, we may acquire additional shares of our own stock in the future. In April 1997, the Board of Directors authorized the Company to purchase in the aggregate, 10,000,000 shares of common stock.

The Company is continuing to review its computer systems to identify those that could be affected by the Year 2000 issue. The Company has also commenced remediation projects to correct certain of the affected systems and is in the process of developing a corrective action plan to address the Year 2000 issue in all affected systems. Management is also in the process of determining the total cost for system changes (including testing and implementation).

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

                         PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

    (a)   Exhibits

          (10) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1997 (filed herewith).

          (11) Computation of Net Income Per Share - See Note I to Condensed Consolidated Financial Statements (Unaudited).

          (27) Financial Data Schedule for the period ended September 30, 1997 (filed herewith).

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   THE SHERWIN-WILLIAMS COMPANY

November 14, 1997                  By:  /s/ J.L. Ault
                                       -----------------------------------
                                       J.L. Ault
                                       Vice President-Corporate Controller

November 14, 1997                  By:  /s/ L.E. Stellato
                                       -----------------------------------
                                       L.E. Stellato
                                       Vice President, General Counsel and
                                       Secretary

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT NO.         EXHIBIT
-----------         -------

(10) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as
                    Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

(11) Computation of Net Income Per Share - See Note I to Condensed Consolidated Financial Statements (Unaudited).

(27) Financial Data Schedule for the period ended September 30, 1997 (filed herewith).