Form 10-K
period 1997-12-31
SHERWIN WILLIAMS CO
filed 1998-03-11
CIK 89800

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At January 31, 1998, 172,993,132 shares of the Registrant's Common Stock, with a par value of $1.00 each, were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates of the Registrant at that date was $4,916,017,711.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 11, 1998 relating to certain information required to be disclosed in Part III.

================================================================================

                          THE SHERWIN-WILLIAMS COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this Form 10-K, the terms "Company" and "Registrant" mean The Sherwin-Williams Company and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                               TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.
--------                                                                --------
Part I
      1.  Business Segment Information                                      1
      2.  Description of Property                                           9
      3.  Legal Proceedings                                                10
      4.  Submission of Matters to a Vote of Security Holders              10
      Executive Officers of the Registrant                                 11

Part II
      5.  Market for Common Equity and Related Stockholder Matters         13
      6.  Selected Financial Data                                          13
      7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14
      8.  Financial Statements and Supplementary Data                      22
      9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       24

Part III
     10.  Directors and Executive Officers of the Registrant               25
     11.  Executive Compensation                                           25
     12.  Security Ownership of Certain Beneficial Owners and
            Management                                                     25
     13.  Certain Relationships and Related Transactions                   25

Part IV
     14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K                                                            26

Signatures                                                                 49
Exhibit Index                                                              51
Consent of Ernst & Young LLP, Independent Auditors                         55

                       NOTE ON INCORPORATION BY REFERENCE

     In Part III of this Form 10-K, various information and data are incorporated by reference from the Company's Definitive Proxy Statement dated March 11, 1998 ("Proxy Statement"). Any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference only of that specific information and data into this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS SEGMENT INFORMATION

GENERAL DEVELOPMENT OF BUSINESS

     The Sherwin-Williams Company, which was first incorporated under the laws of the State of Ohio eighteen years after its founding in 1866, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America.

PAINT STORES SEGMENT

     The Paint Stores Segment is the marketer and seller of Sherwin-Williams(R) branded architectural coatings, industrial maintenance products, product finishes and related items produced by the Company's Coatings Segment. It is also a distributor of Con-Lux(R), Old Quaker(TM), Mercury(R) and other controlled-brand products produced by the Coatings Segment in addition to complementary coatings and other products manufactured by third parties. Paint, wallcoverings, floorcoverings, window treatments, spray equipment and other associated products are marketed by store personnel and direct sales representatives to the do-it-yourself customer, architect, professional painter, contractor, industrial and commercial maintenance customer, property manager and manufacturer of products requiring a factory finish. Competitors of the Segment are other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, service and price determine the competitive advantage in the highly fragmented paint and coatings markets. The loss of any single customer would not have a material adverse effect on the business of the Segment.

     During 1997, the Paint Stores Segment was successful in expanding its customer base through the addition of new stores, new products and the expansion into new markets made possible by internal efforts and from previous acquisitions. There were several key new architectural products introduced in 1997: a variety of primers sold under the Prep-Rite(TM) label; a new exterior high gloss latex sold under the SuperPaint(R) label with unique technology allowing for a high gloss with quick drying time; new chemical coatings products including low volatile organic compound (VOC) enamels and primers sold under the Kem(R) and Kem Aqua(R) labels; and, new industrial maintenance products including a variety of VOC-compliant products designed for high performance tank liners, industrial and marine markets, and other unique functions. These new products, along with the Segment's existing product base and product technologies obtained through acquisitions, helped the Segment achieve significant sales gains in 1997. The Segment also completed its first full year in new markets entered through acquired businesses, which include certain industrial and marine markets and the business and commercial aircraft markets. A new business unit has been formed to service the aviation market in order to capitalize on the acquired aircraft technology. The Segment will continue to aggressively pursue opportunities in all its markets and will expand its product lines as prudently needed to meet customer demand.

     To enhance its stores technologically, in 1998 the Segment will complete the installation of a satellite network among its stores. This network will bring all associated products onto a perpetual inventory system along with the current perpetual inventories for manufactured products, thus allowing the Segment to achieve purchasing efficiencies, better inventory control and sharing of inventory data among the stores. In 1998, the Segment also plans to introduce approximately twenty new products, including a new line of VOC-compliant interior stains, sealers and varnishes under the Wood Classics(TM) label. This line will offer unparalleled drying speed, a large color selection and maximum user flexibility. A new advertising campaign will be used to promote the Segment's full family of quality products and to increase customer awareness of the outstanding service available through the Sherwin-Williams' stores. The campaign theme is: "When Only the Best Will Do, Ask Sherwin-Williams.(TM)" The Product Finishes Business Unit of the Coatings

Division has been transferred to the Paint Stores Segment to provide improved management of the product line throughout the technical, manufacturing and selling processes. For financial reporting purposes, the results of this business unit will be reflected in the Paint Stores Segment beginning in 1998.

COATINGS SEGMENT

     The five divisions within the Coatings Segment (Coatings, Consumer Brands, Automotive, Transportation Services and Diversified Brands) participated in the manufacture, distribution and/or sale of coatings and related products. In 1998, the Coatings and Consumer Brands Divisions have been consolidated to form one division responsible for technical, manufacturing and selling of products to the dealer, home center and mass merchandiser markets.

     The Segment has sales to certain customers that, individually, may be a significant portion of its revenues. However, the loss of any single customer would not have a material adverse effect on the overall business of the Segment. All technical expenditures sponsored by the Company occurred in the Coatings Segment. The expenditures for research and development appear on page 32 of this report.

COATINGS DIVISION

     In the United States, the Coatings Division manufactures paint and paint-related products for do-it-yourself customers, professional painters, contractors, industrial and commercial maintenance accounts, and manufacturers of factory finished products. Sherwin-Williams(R) branded and controlled-branded architectural and industrial finishes are manufactured for the Paint Stores Segment. Labels, color cards, traffic paint, adhesives, private label and other branded products were manufactured for the Paint Stores Segment, the Consumer Brands Division and other divisions of the Company. Competitive factors for the Division are product innovation, product quality, service, distribution and price. Domestic competitors of the Division consist of other coatings manufacturers located throughout the United States. There are approximately 800 such manufacturers at the regional and national levels. The Coatings Division continues to strive to be the lowest cost supplier of high quality coatings in order to gain an advantage over its competitors.

     Worldwide, there are many competitors in each of the foreign markets served by the Division as it manufactures, distributes and sells its products through wholly-owned subsidiaries, joint ventures and licensees of technology, trademarks and trade names. At December 31, 1997, the Division included 8 subsidiaries and 3 joint ventures in 9 foreign countries and 34 licensing agreements in 26 foreign countries. The majority of the sales from licensees and subsidiaries are in South America, the Division's most important international market. A new licensing agreement was signed in Thailand in 1997. In 1998, the Division will continue to develop new business internationally by following a predetermined regional approach for the establishment of subsidiaries, joint ventures and licensees in selected countries.

     During 1997, the Coatings Division's efforts were focused on the rationalization of its existing facilities, primarily the transfer of production from one of its Chicago manufacturing facilities to other facilities in order to obtain improved efficiency. As a result of these changes, the ongoing integration of acquired businesses and new products for the Consumer Brands Division, the Division struggled with service and production problems in some of its manufacturing areas. In spite of these issues, the Division was able to improve overall productivity per gallon at the plant level. The Division's expansion of its powder coatings operations continued in 1997 with the addition of facilities in Arlington, Texas, Ontario, California and Spartanburg, South Carolina. Continued quality efforts at these plants were demonstrated by ISO 9001 certification at the Harrisburg, Pennsylvania plant and QS certification (automotive) at the Fort Wayne, Indiana plant -- the first manufacturing plant of the Company to obtain such certification.

     Expansion through acquisitions also continued in 1997. In addition to Thompson Minwax Holding Corp. (Thompson Minwax), the acquisition of Sumare Industria Quimica, S.A. in February 1997 provided accelerated entry into the Brazilian industrial maintenance and product finishes coatings market. The acquisition of Pinturas Andina S.A. in June 1997 provided further expansion into the Chilean architectural coatings market. The Coatings Division's growth the past several years, both internally and through acquisitions, has brought significant challenges throughout the year but has also provided many future opportunities for continued improvement.

     In 1998, the Coatings Division will embark on a year of change. The Product Finishes Business Unit has been transferred to the Paint Stores Segment, certain caulks and sealants' business will transfer to the Diversified Brands Division, and the Division's remaining operations will be consolidated with those of the Consumer Brands Division. The newly-consolidated business will operate as the Coatings Division. This consolidation is expected to create improved efficiency by allowing the Coatings Division to be more responsive to the demands of, and changes in, the marketplace. The Division's priorities will include the development of common goals and the elimination of duplicate duties in efforts to obtain overall enhanced quality and service for its customers. Internationally, the Division plans to consolidate production in Chile in a new facility, expand production capacity in Brazil and launch a new industrial coatings program in Argentina.

CONSUMER BRANDS DIVISION

     Consolidated with the Coatings Division since the beginning of 1998, the Consumer Brands Division is responsible for the sales and marketing of branded and private label products by a direct sales staff to unaffiliated home centers, mass merchandisers, independent dealers and distributors. Many of the country's leading retailers are among the Division's regional and national customers. The Division's competition for sales to these leading retailers comes from over 400 regional and national paint manufacturers and distributors of branded and private label paint and associated products. Important competitive factors are service, brand recognition, distribution and price.

     The Thompson Minwax acquisition brought the Thompson's(R) brand of exterior stains and watersealers to the Division's domestic product line and the Ronseal(TM) brand of interior varnishes and exterior stains to its product lines in the United Kingdom and Ireland. A new line of fence care products under the Thompson's(R) label was introduced in 1997, providing an entry into a currently untapped market. The integration of these acquired brands along with the brands obtained from the acquisition of Pratt & Lambert United, Inc. was aided by the addition of new advertising campaigns highlighting product attributes. The Division also launched its new line of paints under the Martha Stewart Everyday Colors(TM) label in May 1997. This line represents a new interior latex paint line consisting of 256 colors blended to provide unique shades in a high-quality, durable paint.

     In 1998, the Division, as part of the combined Coatings Division, will introduce new exterior and interior coatings product lines under the Dutch Boy(R) label. The exterior line, to be sold under the name Climate Guard(TM), consists of five different formulations designed to address the varying needs of regional climates. The interior line is a one-coat paint product aimed at the entry-level price market and will be sold under the name Classic One(TM). These products provide an excellent complement to the existing Dutch Boy(R) line. The Division will also launch a new advertising campaign in 1998 focusing on the protective qualities of the Thompson's(R) brand, particularly the waterseal and stain lines, in addition to continued promotion of its existing lines. The Thompson's Wood Protector(R) line is designed to provide protection from mildew and graying of color while also providing superior waterproofing protection. The Thompson's(R) stains, offered in semi-transparent and solid form, offer various qualities such as protection from water, fading and scuffing. With its new products and a streamlined management process, the Division hopes to significantly expand distribution in the coming year.

AUTOMOTIVE DIVISION

     The Automotive Division develops, manufactures and markets motor vehicle finish and refinish products under Sherwin-Williams(R) and other branded labels in the United States, Canada, Mexico and other countries. Through its network of 135 company-operated branches (as of December 31, 1997), supported by a direct sales staff, the Division sells directly to independent automotive body shops, automotive dealerships, fleet owners and refinishers, production shops, body builders and manufacturers requiring a factory finish. Products are also marketed through independent jobbers and wholesale distributors. The Division sold its joint venture interest in American Standox, Inc. in January 1998 and has retained the right to continue distributing Standox(R) branded vehicle refinishing paints to certain customers on a non-exclusive basis.

     Key competitive factors for the Automotive Division are technology, product quality, distribution and service. The Automotive Division has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. Strong distribution and high quality products have been the Division's greatest competitive advantages.

     A subsidiary in Jamaica manufactures and markets products that are sold through 10 stores and other dealers and by a direct sales force to independent dealers, painters, contractors, automotive body shops and industrial and commercial maintenance accounts. In recent years, the Division has further expanded its international presence through acquisitions in Mexico, Brazil and Chile. These acquired international automotive operations performed well during 1997, and the Division plans further market penetration in these areas in the future. Additionally, the Division has 14 licensees of automotive technology in 14 foreign countries.

     During 1997, the Division was successful in expanding its original equipment manufacturer business, particularly with VOLVO Trucks North America, Inc. (VOLVO). The Division's success resulted from continued improvement in product quality and color matching technology. The Division also introduced Vortex(TM) basecoat to the Class-8 heavy truck market, positioning itself for further growth. Vortex(TM) is the first low-bake waterborne basecoat system to be used in production by the heavy truck manufacturing market. It allows heavy truck manufacturers to offer a wider multitude of colors while still reducing solvent emissions without sacrificing performance.

     In 1998, the Division will continue to strengthen its market image and business through the introduction of new products, improved product quality and commitment to technological development. It will continue to meet customer demand for products that are compliant with national VOC regulations, and will seek to expand its presence in the factory finish market segment. Due to these efforts, the Company expects increased market penetration in both domestic and international regions during 1998.

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

     The Division successfully integrated the transportation and distribution functions of Thompson Minwax during 1997 while maintaining quality service. A supply chain management system,

Centralized Truckload Management, was implemented in 1997. This system tenders and monitors all truck load business via electronic data interchange, allowing for real-time tracking of in-transit truck load shipments and providing an enhanced technological measurement of carrier performance. The Division also experienced an improved safety record during the year, lowering its overall incident rate for recordable accidents.

     In 1998, the Division plans to open two new distribution centers. The Sierra, Nevada distribution center, a 695,000 square foot state-of-the-art facility, will service the West Coast and a 200,000 square foot facility in Vaughn, Ontario will service the Division's Eastern and Central Canadian operations. These facilities will improve efficiency in the Division's overall distribution network through the consolidation of smaller centers and the synergies of combination. The facilities will contain the most advanced technology available with respect to computer systems, asset protection and safety. The Division will also continue to focus on technological innovations to improve distribution center productivity, truckload control and fleet operations. These innovations will include the installation of in-cab computers, an improved dispatch system, an improved fuel-efficient tractor fleet and automation within the distribution facilities.

DIVERSIFIED BRANDS DIVISION

     The Diversified Brands Division competes in the following areas: retail and wholesale consumer aerosols; custom, industrial and automotive aerosols; interior stains, varnishes and wood finishing products; paint applicators; and cleaning products. The Division participates in the retail and wholesale paint, automotive, homecare products, institutional, insecticide and industrial markets. A wide variety of aerosol products are filled, packaged and distributed to regional, national and international customers. Products are marketed through mass merchandisers, home centers, automotive chains, independent dealers, industrial maintenance distributors and grocery stores in the United States, Canada, Mexico, Brazil and Chile. Approximately 7.8 percent of the Division's total sales in 1997 represented aerosols, paint applicators and interior stains sold to the Paint Stores Segment. In 1997, in its Cleaning Solutions Group, the Division lost some powdered detergent sales due to its unwillingness to match a competitor's price, and it incurred operating difficulties. Despite these problems, the Division was able to post significant improvements in 1997 over 1996. There are various primary competitors in each of the Division's product lines. The main competitive factors are technical expertise, quality, service and price. Superior quality products, excellent regulatory-complying products, breadth of product line, technical leadership in electronic commerce and strong customer relationships have enabled the Division to distinguish itself from the competition.

     The Thompson Minwax acquisition brought several new product lines to the Division's vast product offering, thereby expanding its market presence. Product lines added include interior stains and varnishes under the Minwax(R) name, finishing and enamel coatings under the Formby's(R) and Red Devil(R) brand names, wood floor staining systems under the Duraseal(R) name and high-performance specialty lubricants under the Tri-Flow(TM) brand name. The Minwax(R) line provides the Division with a complete line of leading wood finishing products that hold the top market position within their respective categories. Innovation and leadership within the industry have led to consistent growth in this product line. Since this acquisition, the Division has expanded distribution and product selection in several national home centers. The Division also expanded internationally in 1997 through the October acquisition of Marson Chilena, S.A., a leading producer and marketer of aerosol paint in Chile.

     In 1998, the Division's efforts will be targeted toward increased distribution of its current product line and expanded growth of its product offerings. In addition to new products offered under its Krylon(R), Cello(R) and Sprayon(R) labels, the Division will expand its Dupli-Color(R) product line to include engine enamels, high heat products and truck bed coatings. The Red Devil(R) brand will be expanded to include a new aerosol product line. The applicator product line will also feature two new patent-pending products for 1998. A new roller frame will be introduced under the Kwik-

Release(TM) brand, and a new paint brush line featuring crinkle filament bristles will be introduced under The Wave(TM) brand. These bristles are designed to hold more latex paint than any existing brushes, thereby increasing the painter's productivity. The Division will also concentrate on improving sales of its existing product lines, particularly its janitorial, industrial and consumer cleaning products. Also in 1998, the Division will assume the management responsibilities for the Company's caulk and sealant business and the Ronseal(TM) brand of interior varnishes and exterior stains. With continued focus on customer satisfaction combined with high-quality products, the Division is prepared to meet or exceed customer expectations while improving sales and maintaining profitability.

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

     At the end of 1997, the Retail Properties Division owned or leased 220 properties, representing over 1,800,000 square feet of space, which are conducive to the sale of paint and associated products. Such properties include 134 freestanding buildings, for exclusive use by the Paint Stores Segment, and 86 multi-tenant properties, utilized when the basic needs of the paint store can be met and where external rental opportunities can be profitably operated. Multi-tenant properties are usually smaller "strip" shopping centers with adequate parking and, generally, the paint store will be located at the end of the shopping area for the most convenient access. The paint store must be easily accessible to professional painters and contractors with sufficient access to pickup and delivery areas. In 1998, the Division does not anticipate significant growth in the number of owned retail properties needed by the Paint Stores Segment. The occupancy rate for external space was 81.1 percent at December 31, 1997.

     The Non-Retail Properties Division owned or leased 27 properties at the end of 1997 consisting of office buildings, distribution service centers, idle manufacturing facilities and vacant land. Occasionally, such properties are acquired or developed to provide the lowest cost alternative for expansion of distribution operations. Locations that have been utilized profitably in the past which can no longer contribute to the Company's future plans are offered for sale or lease. By the end of 1997, the Division had obtained lease commitments for all of the office space vacated by a former large tenant as of December 31, 1996. This space will be fully occupied by March 31, 1998. In addition, it was able to obtain a tax credit for the rehabilitation of the building containing this space, resulting in a 20% tax credit on all capital expenditures made to the building over a five-year period.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     With respect to the Paint Stores Segment, there are sufficient suppliers of each product purchased for resale that the Segment does not anticipate any significant sourcing problems. For the Coatings Segment, raw materials and fuel supplies are generally available from various sources in sufficient quantities that the Segment does not anticipate any significant sourcing problems during 1998.

SEASONALITY

     The majority of the sales for the Paint Stores Segment and Coatings Segment traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Other Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of trademarks and trade names collectively contribute significantly to the sales of the Company. The Paint Stores Segment is identified with names such as Sherwin-Williams(R), SuperPaint(R), Pro Mar(R), EverClean(R), Glas-Clad(R), Perma-Clad(R), Old Quaker(TM), Con-Lux(R), Mercury(TM) and Brod-Dugan(TM). The Coatings Segment employs a variety of trade names and trademarks in marketing its products, such as Sherwin-Williams(R), Thompson's(R), Dutch Boy(R), Kem-Tone(R), Martin-Senour(R), Cuprinol(R), Pratt & Lambert(R), Globo(TM), Andina(TM), H&C(R), Lazzuril(TM), Excelo(TM), Western(R), Colorgin(TM), Rubberset(R), Dupli-Color(R), Rust Tough(R), Sprayon(R), Minwax(R), White Lightning(R), Krylon(R), Cello(R), Formby's(R), Red Devil(R), Tri-Flow(TM), Marson(TM) and Ronseal(TM).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole, the Automotive and Coatings Divisions' international operations derive a portion of their income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint and coatings products through 1998.

EMPLOYEES

     The Company employed approximately 25,000 persons at December 31, 1997.

ENVIRONMENTAL COMPLIANCE

     See Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 14 of this report, for further details on environmental compliance.

BUSINESS SEGMENTS

(MILLIONS OF DOLLARS)                                          1997     1996     1995
--------------------------------------------------------------------------------------
NET EXTERNAL SALES
Paint Stores                                                  $2,605   $2,410   $2,131
Coatings                                                       2,264    1,709    1,129
Other                                                             12       14       14
--------------------------------------------------------------------------------------
Segment totals                                                $4,881   $4,133   $3,274

INTERSEGMENT TRANSFERS
Coatings                                                      $1,015   $  924   $  801
Other                                                             21       21       19
--------------------------------------------------------------------------------------
Segment totals                                                $1,036   $  945   $  820

OPERATING PROFITS
Paint Stores                                                  $  225   $  206   $  158
Coatings                                                         345      260      202
Other                                                             12       13       13
Corporate expenses-net                                          (155)    (104)     (55)
--------------------------------------------------------------------------------------
Income before income taxes                                    $  427   $  375   $  318

IDENTIFIABLE ASSETS
Paint Stores                                                  $  689   $  634   $  550
Coatings                                                       2,711    1,764      846
Other                                                             73       45       45
Corporate                                                        563      552      700
--------------------------------------------------------------------------------------
Consolidated totals                                           $4,036   $2,995   $2,141

CAPITAL EXPENDITURES
Paint Stores                                                  $   27   $   40   $   29
Coatings                                                         114       68       68
Other                                                              9        3        4
Corporate                                                         14       12        7
--------------------------------------------------------------------------------------
Consolidated totals                                           $  164   $  123   $  108

DEPRECIATION
Paint Stores                                                  $   28   $   26   $   24
Coatings                                                          52       40       31
Other                                                              3        3        2
Corporate                                                          7        7        6
--------------------------------------------------------------------------------------
Consolidated totals                                           $   90   $   76   $   63

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

     Net external sales and operating profits of consolidated foreign subsidiaries were $550 million and $54 million, respectively, for 1997. Identifiable assets of consolidated foreign subsidiaries totaled $240 million at December 31, 1997. Domestic operations account for the remaining net external sales, operating profits and identifiable assets. Corporate expenses and identifiable assets do not include any significant foreign operations. No single geographic area outside the United

States was significant relative to consolidated net external sales or consolidated identifiable assets. Consolidated foreign operations were not material for any year prior to 1997.

     Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all years presented.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Cleveland, Ohio. The Company's principal manufacturing and distribution facilities, operated by the Coatings Segment, are located as set forth below.

                                        Leased
                                          or
Manufacturing facilities                Owned
------------------------                ------
Anaheim, California                     Owned
Arlington, Texas                        Leased
Baltimore, Maryland                     Owned
Bedford Heights, Ohio                   Owned
Chicago, Illinois                       Owned
Coffeyville, Kansas                     Owned
Columbus, Ohio                          Owned
Crisfield, Maryland                     Leased
Deshler, Ohio                           Owned
Edison, New Jersey                      Owned
Elk Grove, Illinois                     Owned
Emeryville, California                  Owned
Ennis, Texas                            Leased
Flora, Illinois                         Owned
Fort Wayne, Indiana                     Leased
Fort Worth, Texas                       Owned
Fountain Inn, South Carolina            Owned
Garland, Texas                          Owned
Greensboro, North Carolina (2)          Owned
Harrisburg, Pennsylvania                Leased
Havre de Grace, Maryland                Owned
Holland, Michigan                       Owned
Kankakee, Illinois                      Leased
Lawrenceville, Georgia                  Owned
Memphis, Tennessee                      Leased
Memphis, Tennessee                      Owned
Morrow, Georgia                         Owned
Newark, New Jersey                      Owned
Olive Branch, Mississippi               Owned
Ontario, California                     Leased
Orlando, Florida                        Owned
Richmond, Kentucky                      Owned
San Diego, California                   Leased
Spartanburg, South Carolina             Leased
Victorville, California                 Owned
Wichita, Kansas                         Owned
Arica, Chile                            Owned
Buenos Aires, Argentina                 Owned
Fort Erie, Ontario, Canada              Owned
Kingston, Jamaica                       Owned
Mexico City, Mexico                     Owned
Santiago, Chile                         Leased
Santiago, Chile (2)                     Owned
Sao Paulo, Brazil (5)                   Owned
Sheffield, England                      Owned
Zaragoza, Mexico                        Owned

Distribution facilities
------------------------
Bedford Heights, Ohio                   Leased
Buford, Georgia                         Leased
Dayton Valley, Nevada                   Owned
Effingham, Illinois                     Leased
Fredericksburg, Pennsylvania            Owned
Reno, Nevada                            Leased
Richmond, Kentucky                      Owned
Sparks, Nevada                          Leased
Waco, Texas                             Leased
Winter Haven, Florida                   Owned
Buenos Aires, Argentina                 Owned
Kingston, Jamaica                       Owned
Mexico City, Mexico                     Owned
Montreal, Quebec, Canada                Owned
Richmond Hill, Ontario, Canada          Leased
San Juan, Puerto Rico                   Leased
Santiago, Chile (2)                     Owned
Sao Paulo, Brazil (5)                   Owned
Scarborough, Ontario, Canada            Owned
Zaragoza, Mexico                        Owned

     In addition, the Coatings Segment included 135 company-operated automotive branches, of which 1 was owned, in the United States and Canada and 10 leased stores in Jamaica at December 31, 1997.

     The operations of the Paint Stores Segment included 2,195 company-operated specialty paint stores in the United States, Canada and Puerto Rico at December 31, 1997. All stores are leased locations with 220 being leased from the Company's Retail Properties Division in the Other Segment. The Paint Stores Segment is divided into four separate operating divisions, each of which is responsible for the stores located within its geographical region. At the end of 1997, the Mid Western Division operated 613 stores primarily located in the midwestern and upper west coast states and western Canada, the Eastern Division operated 458 stores along the upper east coast and New England states and eastern Canada, the Southeastern Division operated 583 stores principally covering the lower east and gulf coast states and Puerto Rico, and the South Western Division operated 541 stores in the plains and the lower west coast states. The Paint Stores Segment opened 39 net new stores in 1997 and relocated 40.

     All property within the Other Segment is owned by the Company except for 4 land leases in the Retail Properties Division and 2 warehouse leases in the Non-Retail Properties Division.

ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to the legal proceeding reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 brought by the United States Department of Justice, on behalf of the United States Environmental Protection Agency, against the Company in the United States District Court for the Northern District of Illinois. On November 5, 1997, the Court approved the Consent Decree previously entered into between the Company and the United States of America, on behalf of the Administrator of the United States Environmental Protection Agency, under which the Company agreed to (i) comply with applicable environmental laws and regulations, (ii) pay a civil penalty in the amount of $4,700,000, (iii) spend $1,100,000 at two environmental remediation/restoration projects located in the south side of Chicago, Illinois which are unrelated to the Company's activities, (iv) conduct an investigation at its southeast Chicago, Illinois facility to determine the nature, extent and potential impact, if any, of environmental contamination at the facility, and
(v) implement selected remedial action measures, if required, to address any environmental contamination identified pursuant to the investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the current Executive Officers, the positions and offices with the Company held by them as of February 28, 1998 and the date when each was first elected or appointed an Executive Officer.

             Name                  Age                   Present Position
             ----                  ---                   ----------------
John G. Breen                      63     Chairman and Chief Executive Officer, Director
Thomas A. Commes                   55     President and Chief Operating Officer,
                                          Director
Larry J. Pitorak                   51     Senior Vice President -- Finance, Treasurer
                                          and Chief Financial Officer
John L. Ault                       52     Vice President -- Corporate Controller
Christopher M. Connor              41     President, Paint Stores Group
Michael A. Galasso                 50     President & General Manager,
                                          Automotive Division
Thomas E. Hopkins                  40     Vice President -- Human Resources
Conway G. Ivy                      56     Vice President -- Corporate Planning and
                                          Development
Joseph M. Scaminace                44     President & General Manager, Coatings Division
Louis E. Stellato                  47     Vice President, General Counsel and Secretary
Richard M. Wilson                  45     President & General Manager, Diversified
                                          Brands Division

     The following is a brief account of each Executive Officer's business experience with the Company during the last five years:

     Mr. Breen has served as Chairman and Chief Executive Officer since June 1986 and has served as a Director since April 1979.

     Mr. Commes has served as President and Chief Operating Officer since June 1986 and has served as a Director since April 1980.

     Mr. Pitorak has served as Senior Vice President -- Finance, Treasurer and Chief Financial Officer since April 1992.

     Mr. Ault has served as Vice President -- Corporate Controller since January 1987.

     Mr. Connor has served as President, Paint Stores Group since August 1997 prior to which he served as President & General Manager, Diversified Brands Division commencing April 1994. From September 1992 to April 1994, Mr. Connor served as Senior Vice President -- Marketing, Paint Stores Group.

     Mr. Galasso has served as President & General Manager, Automotive Division since June 1997 prior to which he served as Vice President &
Director -- Operations, Automotive Division commencing May 1992.

     Mr. Hopkins has served as Vice President -- Human Resources since August 1997 prior to which he served as Vice President -- Human Resources, Paint Stores Group commencing February 1996. From November 1989 to February 1996, Mr. Hopkins served as Director of Human Resources, Paint Stores Group.

     Mr. Ivy has served as Vice President -- Corporate Planning and Development since April 1992.

     Mr. Scaminace has served as President & General Manager, Coatings Division since June 1997 prior to which he served as President & General Manager, Automotive Division commencing April 1994. From September 1985 to April 1994, Mr. Scaminace served as President & General Manager, Diversified Brands Division.

     Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991.

     Mr. Wilson has served as President & General Manager, Diversified Brands Division since August 1997 prior to which he served as Senior Vice
President -- Marketing, Paint Stores Group commencing April 1994. From June 1987 to April 1994, Mr. Wilson served as President & General Manager, Southeastern Division, Paint Stores Group.

     There are no family relationships between any of the persons named.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     Sherwin-Williams Common Stock is listed on the New York Stock Exchange and traded under the symbol SHW.

                     QUARTERLY STOCK PRICES AND DIVIDENDS
                Quarter       High          Low        Dividend
                -----------------------------------------------
1997              1ST        $29.125      $25.938      $  .10
                  2ND         32.375       24.125         .10
                  3RD         33.375       27.063         .10
                  4TH         30.188       25.188         .10
1996              1st        $22.688      $19.500      $  .0875
                  2nd         23.500       20.938         .0875
                  3rd         23.563       21.125         .0875
                  4th         28.875       22.813         .0875

     The number of shareholders of record for Sherwin-Williams Common Stock, par value $1.00 per share, at January 31, 1998 was 12,061. The closing market value per share as listed on the New York Stock Exchange at the close of business on January 31, 1998 was $28.625.

ITEM 6.   SELECTED FINANCIAL DATA
(Millions of Dollars, except per share data)

                               1997     1996     1995     1994     1993
------------------------------------------------------------------------
OPERATIONS
Net Sales                     $4,881   $4,133   $3,274   $3,100   $2,949
Net Income                       261      229      201      187      165

FINANCIAL POSITION
Total assets                  $4,036   $2,995   $2,141   $1,962   $1,915
Long-term debt                   844      143       24       20       38

PER COMMON SHARE DATA
Net income -- basic*          $ 1.51   $ 1.34   $ 1.18   $ 1.08   $  .93
Net income -- diluted*          1.50     1.33     1.17     1.07      .92
Cash dividends                   .40      .35      .32      .28      .25

* Amounts reflect adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective December 31, 1997. All amounts shown for periods prior to adoption have been restated. See Note 1, page 31, and Note 16, page 47, for further per share information.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- 1997

     Net operating cash flow generated by the Company during 1997 exceeded $439.5 million. This cash flow, combined with a net increase in total debt of $691.9 million, provided the funds to invest in property, plant and equipment, to increase the annual dividend to shareholders, and to invest in the acquisitions of Thompson Minwax Holding Corp. (Thompson Minwax) and other smaller domestic and foreign acquisitions throughout 1997. The Company's Consolidated Balance Sheets and Statements of Consolidated Cash Flows, on pages 28 and 29 of this report, provide more detailed information on the Company's financial position and cash flows.

     The Company's current ratio increased to 1.37 at December 31, 1997 from
1.35 at the end of 1996. Other current assets decreased $78.1 million due primarily to the receipt of approximately $53.9 million from various insurance companies related to environmental matters. Short-term borrowings, primarily related to the Company's commercial paper program, decreased $61.0 million during the year. The Company's commercial paper program had unused borrowing availability of $893.3 million at December 31, 1997. Outstanding borrowings under the commercial paper program are fully backed by the Company's revolving credit agreements. Increases in other components of net working capital occurred during 1997 due to the effects of acquisitions combined with increased sales and manufacturing activity.

     Deferred pension assets of $276.1 million at December 31, 1997 represent the excess of the fair market value of the assets in the Company's defined benefit pension plans over the actuarially-determined projected benefit obligations. The 1997 increase in deferred pension assets of $21.7 million represents primarily the recognition of the current year net pension credit, described in Note 6 on page 36 of this report, and the recording of a settlement of a portion of the accumulated benefit obligation in one of its defined benefit pension plans in accordance with Statement of Financial Accounting Standards
(SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The assumed discount rate used to compute the actuarial present value of benefit obligations was lowered to 7.0 percent at December 31, 1997 due to decreased rates of high-quality, long-term investments, thereby increasing the benefit obligations and unrecognized net loss of the plans. The deferral of the increase in the actual return on plan assets during 1997 over the assumed return of 8.5 percent, which occurred due primarily to favorable returns on equity investments, caused an offsetting decrease to the cumulative unrecognized net loss of the plans. The net effect of these deferred items, combined with an increased asset base, will result in an increase to the net pension credit in 1998. Goodwill, which represents the excess cost over the fair value of net assets acquired in purchase business combinations, increased $614.7 million, and intangible assets, which represent items such as trademarks and patents, increased $206.0 million over 1996. These increases relate primarily to goodwill and intangible assets acquired during 1997 and other adjustments of $869.7 million reduced by amortization expense of $49.0 million during the year. The decrease in other assets of $60.1 million occurred primarily due to the reclassification of certain asset values associated with a previously unconsolidated foreign joint venture acquired in 1996 which was accounted for at cost and the reclassification of certain amounts to long-term liabilities.

     Net property, plant and equipment increased $142.9 million to $692.3 million at December 31, 1997 due to net fixed assets acquired of $61.8 million and capital expenditures of $164.0 million offset by depreciation expense of $90.2 million and the disposition or retirement of certain assets. Capital expenditures in 1997 represented primarily the costs of installing or upgrading point-of-sale terminals in the paint stores and costs for the construction, capacity expansion or upgrade of manufacturing and distribution centers. The decrease in capital expenditures during 1997 in the Paint Stores Segment occurred due primarily to reduced spending related to the installation of point-of-sale terminals in the paint stores. The Coatings Segment's increase in capital expenditures during 1997 relates to construction costs for three new powder coatings facilities in Texas, California and South Carolina, construction costs for a new manufacturing facility in Brazil, construction costs for a new distribution center in Nevada and costs for capacity expansion at some of its existing facilities. Capital expenditures in the Other Segment increased due to costs related to refurbishing vacant tenant space prior to re-leasing. In 1998, the Company expects that its most significant capital expenditures will relate to construction of new facilities in Brazil and Chile, various capacity and productivity improvement projects at manufacturing facilities and new or upgraded information systems equipment. The Company does not anticipate the need for any specific external financing to support these capital programs.

     Long-term debt increased $701.2 million during the year to $843.9 million at December 31, 1997. As more fully explained in Note 8, on page 39 of this report, the net increase relates to the February 1997 issuance of $400.0 million of debt securities under the Company's $450.0 million shelf registration with the Securities and Exchange Commission, the February 1997 issuance of $300.0 million of debentures in private offerings not registered under the Securities Act of 1933, as amended (Securities Act), and the October 1997 issuance of the $50.0 million of debt securities remaining under the Company's $450.0 million shelf registration. The net proceeds from these borrowings were used to refinance a portion of the Company's commercial paper debt, which was incurred primarily to finance the acquisition of Thompson Minwax. In connection with the issuance of the long-term debt referenced above, in May 1997, the Company decreased the aggregate principal amount of unsecured short-term notes which may be issued under its commercial paper program to $1,000.0 million from $1,450.0 million, and in December 1997, the Company filed a new shelf registration with the Securities and Exchange Commission covering $150.0 million of debt securities. No securities have been issued pursuant to this shelf registration. The Company expects to remain in a borrowing position throughout 1998.

     The increase in the Company's long-term postretirement benefit liability occurred due to the excess of the net postretirement benefit expense over the costs for benefit claims incurred and the addition of postretirement obligations assumed in acquisitions. The current portion of the accrued postretirement liability, amounting to $9.5 million at December 31, 1997, is included in other accruals. The assumed discount rate used to calculate the actuarial present value of the postretirement benefit obligations was lowered to 7.0 percent at December 31, 1997 due to decreased rates of high-quality, long-term investments, thereby increasing the cumulative unrecognized net loss for the postretirement plans. The effect of this change on the net postretirement benefit expense for 1998 will be minimal as the cumulative unrecognized net loss is below the threshold for required amortization. See Note 7, on page 38 of this report, for further information on the Company's postretirement benefit obligations.

     Other long-term liabilities include accruals for environmental-related liabilities and other non-current miscellaneous items. The increase of $69.1 million during 1997 primarily relates to the increased accruals for environmental-related liabilities and the reclassification of certain amounts from current liabilities and other assets. See Note 10, on page 41 of this report, for additional information concerning the Company's other long-term liabilities.

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

     The operations of the Company, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose liability on the Company for past operations which were conducted utilizing practices and procedures considered acceptable under the laws and regulations existing at that time. The Company expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and our industry in the future. The Company believes it conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs to protect the environment and promote continued compliance.

     Capital expenditures and other expenses related to ongoing environmental compliance measures are included in the normal operating expenses of conducting business. The Company's capital expenditures and other expenses related to ongoing environmental compliance measures were not material to the Company's financial condition or net income during 1997, and the Company does not expect such capital expenditures and other expenses to be material to the Company's financial condition or net income in the future.

     The Company is involved with environmental compliance and remediation activities at some of its current and former sites (including former sites which were previously owned and/or operated by businesses acquired by the Company). The Company, together with other parties, has also been designated a potentially responsible party under federal and state environmental protection laws for the remediation of hazardous waste at a number of third-party sites, primarily Superfund sites. The Company may be similarly designated with respect to additional third-party sites in the future.

     The Company accrues for certain environmental remediation-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. The Company also accrues for certain environmental remediation-related activities relating to sites obtained through acquisitions in a similar manner. The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued, such as SOP 96-1 that was adopted in 1996, which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

     Pursuant to a Consent Decree entered into with the United States of America, on behalf of the Environmental Protection Agency, filed in the United States District Court for the Northern District of Illinois, the Company has agreed, in part, to (i) conduct an investigation at its southeast Chicago, Illinois facility to determine the nature, extent and potential impact, if any, of environmental contamination at the facility, and (ii) implement remedial action measures, if required, to address any environmental contamination identified pursuant to the investigation. In addition, the Company is a defendant in a lawsuit brought by PMC, Inc. regarding one of the Company's former Chemical Division's manufacturing facilities which is located adjacent to the Company's southeast Chicago, Illinois facility. This former manufacturing facility was sold to PMC, Inc. in 1985. PMC, Inc. is seeking an undisclosed amount for environmental remediation costs and other damages based upon contractual and tort theories, and under various environmental laws. The Company is vigorously defending this lawsuit.

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

     The Company does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity, cash flow or, except as set forth in the preceding paragraph, net income. See Note 10, on page 41 of this report, for discussion of the environmental-related accruals included in the Company's consolidated balance sheets.

     Shareholders' equity increased more than $190.9 million during 1997 due primarily to the excess current year net income over dividends paid to shareholders. The par value of $101.9 million for additional common shares issued in the form of a two-for-one stock split in March 1997 was credited to Common Stock and a like amount charged to other capital. The Company did not acquire any of its own shares through open market purchases during this period. Approximately 160,700 shares of the Company's Common Stock were received in exchange for stock issued in accordance with the Company's stock plans. The Company acquires its own stock for general corporate purposes and, depending on its future cash position and market conditions, it may acquire additional shares in the future. In April 1997, the Board of Directors authorized the Company to purchase, in the aggregate, 10,000,000 shares of Common Stock. The increase of $14.1 million in the cumulative foreign currency translation adjustment occurred due primarily to the strengthening of the U.S. dollar over the Company's foreign subsidiaries' currencies. The Company's Brazilian subsidiaries, which had been accounted for under highly inflationary accounting rules, are now accounted for under non-highly inflationary accounting rules beginning July 1, 1997. As of that date, the Brazilian Real is the functional currency for all Brazilian operations, and any resulting translation adjustments have been included in the cumulative foreign currency translation adjustment of shareholders' equity.

     The Company is engaged in a company-wide project to prepare the Company's computer systems and applications for the change in date from the year 1999 to 2000. This project consists of identifying and taking appropriate corrective action to address the Year 2000 issue in affected systems and applications. The Company expects its Year 2000 project (including testing and implementation) to be completed on a timely basis. All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The Company does not expect these costs and expenses to be material to the Company's financial condition, annual results of operation or cash flows.

     In addition, the Company commenced a multi-year, company-wide information technology project to enhance the Company's computer systems. The project will provide efficiencies and further integration of operations. The Company currently expects that full implementation of this project will involve significant capital expenditures over the next several years. Certain costs and expenses related to this project, including amortization costs, are charged against income on a current basis. While this project will reduce the Company's cash flows from operations in the first year, anticipated benefits in subsequent years will reduce any impact on cash flows. The capital expenditures, costs and expenses are not expected to have a material adverse effect on the Company's annual results of operations.

     The Company is exposed to market risk through various financial instruments, including fixed rate debt instruments and interest rate swaps. The Company does not believe that any potential loss related to these financial instruments in future earnings, fair values or cash flows from possible near-term market movements will have a material adverse effect on the Company's financial condition or results of operations.

     At a meeting held February 4, 1998, the Board of Directors increased the quarterly dividend to $.1125 per share. This represents the nineteenth consecutive annual increase and a compounded annual rate of increase of 27.2 percent since the dividend was reinstated in the fourth quarter of 1979. The 1997 annual dividend of $.40 per share marked the eighteenth consecutive year that the dividend approximated our payout ratio target of 30 percent of the prior year's earnings.

RESULTS OF OPERATIONS -- 1997 vs 1996

     Consolidated net sales increased 18.1 percent over 1996 to $4.88 billion in 1997. Excluding incremental sales from Thompson Minwax and other smaller domestic and foreign acquisitions (collectively, the 1997 Acquisitions) which occurred at various times since December 31, 1996, net sales for 1997 increased
3.7 percent.

     The Paint Stores Segment's sales during 1997 increased 8.1 percent, or 6.6 percent excluding the 1997 Acquisitions, due primarily to increased paint gallons sold to wholesale customers combined with wholesale volume increases in the remaining major product lines. Wholesale customers include professional painters, contractors and industrial and commercial maintenance customers. Although volume sales to retail customers were soft in the second half of the year, overall retail sales increased in 1997 compared to 1996, thereby contributing to the sales improvement in the Paint Stores Segment.

     External sales in the Coatings Segment increased 32.5 percent during 1997 due primarily to incremental sales from the 1997 Acquisitions. Excluding the 1997 Acquisitions, sales declined 0.5 percent. Sales were affected by the loss of certain business due to our unwillingness to match or exceed the low prices offered by our competition. The Company expects sales from new products and product lines and the expansion of its presence at several retailers to offset the lost sales; however, the Segment's overall expected sales increase will be tempered during the first half of 1998 as compared to the first half of 1997. Reduced gallons sold to national accounts and home center customers, which resulted from poor out-the-door sales and the loss of certain product lines at one of its customers, accounted for a slight sales decline in the Consumer Brands Division after excluding the 1997 Acquisitions. External sales in the Automotive Division were higher than last year on both an as-reported basis and excluding the 1997 Acquisitions due primarily to sales gains in its automotive branches and at original equipment manufacturers combined with foreign sales gains resulting from increased market penetration in those areas. In the Diversified Brands Division, sales gains in the industrial and applicator product lines were offset by reduced sales to some customers in the retail national (formerly hardware) and cleaning solutions businesses, leading to slightly lower sales excluding the 1997 Acquisitions as compared to last year. External sales in the Coatings Segment's consolidated foreign subsidiaries increased significantly during 1997 and represented 11.3 percent of the Company's consolidated net sales due primarily to the Company's acquisition activity. Revenue generated by real estate operations in the Other Segment was lower than last year due to the loss of a large tenant in one of its office buildings at the end of 1996.

     Consolidated gross profit as a percent of sales increased to 43.0 percent from 41.8 percent in 1996 due in part to the effects of the 1997 Acquisitions, although improved gross profit margins were also obtained excluding the 1997 Acquisitions. The Paint Stores Segment's 1997 gross margin excluding the 1997 Acquisitions was higher than last year due primarily to sales gains in its higher-margin paint and paint-related product lines. Margins in the Coatings Segment were higher than last year due to above-average margins realized from some of the 1997 Acquisitions' businesses combined with a favorable sales mix in most of its divisions and favorable factory operations in the Automotive Division.

     Consolidated selling, general and administrative expenses as a percent of sales increased to 32.2 percent from 31.7 percent in 1996. Excluding the 1997 Acquisitions, SG&A expenses as a percent of sales were even with last year. The Paint Stores Segment's SG&A expenses as a percent of sales were favorable to last year on both an as-reported basis and excluding the 1997 Acquisitions due to cost containment combined with the sales gains achieved. Increased merchandising and administrative costs related to new products, new customers and improved service levels led to an unfavorable SG&A ratio in the Coatings Segment for 1997 compared to 1996.

     Consolidated operating profits increased 21.6 percent in 1997, or 7.2 percent excluding the 1997 Acquisitions. Operating profits of the Paint Stores Segment increased 9.3 percent, or 8.9 percent excluding the 1997 Acquisitions, due primarily to increased paint volume combined with containment of selling, general and administrative expenses. The Coatings Segment's operating profits excluding the 1997 Acquisitions were 6.6 percent higher than last year due primarily to the realization of manufacturing efficiencies in certain business units. Operating profits of the Coatings Segment's consolidated foreign subsidiaries represented 12.6 percent of the Company's consolidated operating profits due primarily to profits from the Company's acquisitions. There are certain risks in transacting business internationally, such as changes in applicable laws and regulatory requirements, political instability, general economic and labor conditions, fluctuations in currency exchange rates and expatriation restrictions, which could adversely affect the financial condition or results of operation of the Company's consolidated foreign subsidiaries. The operating profits of the Other Segment decreased in 1997 due primarily to vacant lease space during part of the year related to the loss of a large tenant in one of its office buildings. Corporate expenses increased in 1997 due primarily to increased interest expense and net losses relating to translation of certain foreign investments which are not directly associated with or allocable to any individual operating segment. Refer to page 1 of this report for additional Business Segment Information.

     Interest expense increased significantly in 1997 due to the increases in long-term debt related to the financing of the 1997 Acquisitions. As a result, interest coverage decreased to 6.3 times from 16.3 times in 1996. Our fixed charge coverage, which is calculated using interest and rent expense, declined to 3.2 times from 3.9 times in 1996.

     Net interest and investment income increased in 1997 due primarily to higher average cash and short-term investment balances and higher average yields. See Note 4, on page 35 of this report, for further detail on other costs and expenses. As shown in Note 14, on page 44 of this report, the effective income tax rate in 1997 remained unchanged from the 1996 rate.

     Net income increased 13.7 percent in 1997 to $260.6 million from $229.2 million in 1996. Excluding the Acquisitions, net income increased 14.9 percent. Net income per common share-basic, calculated in accordance with SFAS No. 128 adopted for the fourth quarter ended December 31, 1997, increased 12.7 percent to $1.51 from $1.34 (as restated to conform to SFAS No. 128). See Note 1, on page 31 of this report, for additional discussion on the Company's adoption of SFAS No. 128 and Note 16, on page 47 of this report, for detailed computations. As a consequence of the lost external sales in the Coatings Segment in 1997, the Company's anticipated increase in net income during the first half of 1998 will be slightly impacted.

     Although the costs and expenses of the Company's Year 2000 project and the expenses associated with the information technology project will slightly impact operating profits and net income in 1998, the Company expects that 1998 sales and earnings will exceed the sales and earnings recorded in 1997.

RESULTS OF OPERATIONS -- 1996 vs 1995

     Consolidated net sales increased to $4.13 billion in 1996, a 26.2 percent increase over 1995. Excluding incremental sales from Pratt & Lambert United, Inc. and other smaller acquisitions (collectively, the 1996 Acquisitions) after date of acquisition, net sales for 1996 increased 7.5 percent.

     Sales in the Paint Stores Segment increased 13.1 percent over 1995, or 9.1 percent excluding the 1996 Acquisitions, due primarily to increased paint gallons sold to both retail and wholesale customers. Comparable store sales were up 10.0 percent for the year. Despite selling price reductions on certain non-paint product lines in 1996, volume gains generated overall sales increases in all non-paint product lines except window treatments.

     Incremental sales from the 1996 Acquisitions led to an external sales increase of 51.4 percent over 1995 in the Coatings Segment. Excluding the 1996 Acquisitions, external sales increased 4.7 percent. Increased gallons sold to national accounts and independent dealers led to a net external sales increase excluding the 1996 Acquisitions over 1995 in the Consumer Brands Division. In the Automotive Division, 1996 external sales gains excluding the 1996 Acquisitions were generated primarily from sales growth in its branch distribution network. The addition of new products and new customers in the Diversified Brands Division during 1996 helped achieve sales gains in its custom, automotive, hardware and industrial product lines excluding the 1996 Acquisitions. Revenue generated by real estate operations in the Other Segment decreased slightly compared to 1995 due to the disposition of certain properties in late 1995 and in 1996.

     Lower gross profit margins from some of the 1996 Acquisitions' businesses caused consolidated gross profit as a percent of sales to decline to 41.8 percent from 42.7 percent in 1995. Excluding the 1996 Acquisitions, gross profit margins increased to 44.4 percent. Gross profit margins in the Paint Stores Segment, both including and excluding the 1996 Acquisitions, were higher than 1995 due to increased sales of its higher margin product lines combined with increased retail sales. Stable product costs combined with a favorable sales mix led to improved gross profit margins over 1995 in the Coatings Segment excluding the 1996 Acquisitions.

     Consolidated selling, general and administrative (SG&A) expenses as a percent of sales were favorable to 1995, declining to 31.7 percent from 32.8 percent, due to lower-than-average expenses in the 1996 Acquisitions' businesses. Excluding the 1996 Acquisitions, SG&A expenses as a percent of sales increased to 33.5 percent. The Paint Stores Segment's controlled spending throughout 1996 combined with its sales gains led to favorable SG&A expenses as a percent of sales on both an as-reported basis and excluding the 1996 Acquisitions. The Coatings Segment's SG&A expenses as a percent of sales excluding the 1996 Acquisitions were unfavorable to 1995 due primarily to increased merchandising costs, advertising and promotional expenses related to product introductions in the Consumer Brands and Diversified Brands Divisions.

     Consolidated operating profits increased 30.3 percent over 1995, or 19.2 percent excluding the 1996 Acquisitions. Operating profits of the Paint Stores Segment increased 30.2 percent, or 28.1 percent excluding the 1996 Acquisitions, due to volume gains and the continued containment of SG&A expenses. The Coatings Segment's operating profits excluding the 1996 Acquisitions increased 11.9 percent due to stable raw material costs and manufacturing efficiencies resulting from volume gains. The operating profits of the Other Segment increased in comparison to 1995 primarily due to the reduction in costs associated with disposed properties. Corporate expenses increased over 1995 due to increased interest expense, decreased net investment income and increases in other costs and expenses which are not directly associated with or allocable to any individual operating segment.

     The increases in long-term debt and short-term borrowings which occurred in 1996 due to the financing of the 1996 Acquisitions caused interest expense to increase significantly over 1995. Correspondingly, interest coverage decreased to 16.3 times from 126.8 times in 1995. Fixed charge coverage, which is calculated using interest and gross rent expense, declined to 3.9 times from 4.2 times in 1995.

     Net interest and investment income was lower than 1995 due to lower average cash and short-term investment balances offset partially by higher average yields. Other costs and expenses increased in 1996 due to increased provisions for dispositions and termination of operations and for environmental remediation-related matters and other items as more fully discussed in Note 4 on page 35 of this report. The effective income tax rate increased in 1996, as shown in Note 14, on page 44 of this report, primarily due to the increase in non-deductible tax items, primarily goodwill.

     Net income increased 14.2 percent in 1996 to $229.2 million from $200.7 million in 1995. Excluding the 1996 Acquisitions, net income increased 12.6 percent. Net income per share increased 13.7 percent in 1996 to $1.34 from $1.18 (as restated in accordance with SFAS No. 128).

     In accordance with the consensus guidance in Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", all 1996 results of operations exclude the results of operations of certain Pratt & Lambert United, Inc. subsidiaries through their respective dates of sale. These subsidiaries, which were sold during the third quarter of 1996, include essentially all operations of Pierce & Stevens Corp., a manufacturer of specialty chemicals, and Miracle Adhesives Corporation, a manufacturer of adhesives for the construction industry. The total operating profit related to these subsidiaries prior to their sale, approximately $3.0 million in 1996, has been excluded from the statement of consolidated income. The net gain realized on the sale of these subsidiaries was insignificant to the allocation of purchase price pursuant to APB Opinion No. 16.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 1997, 1996 and 1995, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 23, 1998

REPORT OF MANAGEMENT

Shareholders
The Sherwin-Williams Company

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended December 31, 1997, 1996 and 1995. The primary responsibility for the integrity of the financial information rests with management. This information is prepared in accordance with generally accepted accounting principles based upon our best estimates and judgments and giving due consideration to materiality.

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

FORWARD-LOOKING STATEMENT

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business Segment Information" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risks and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; and unusual weather conditions.

     Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

     The information required by Item 10 regarding compliance with Section 16 of the Securities Exchange Act of 1934 is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement which information under such caption is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is contained on pages 7 through 17 of the Proxy Statement and under the captions "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement which information is incorporated herein by reference.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS

     None

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements
              (i)     Statements of Consolidated Income for the Years Ended
                      December 31, 1997, 1996 and 1995
              (ii)    Consolidated Balance Sheets at December 31, 1997, 1996 and
                      1995
              (iii)   Statements of Consolidated Cash Flows for the Years Ended
                      December 31, 1997, 1996 and 1995
              (iv)    Statements of Consolidated Shareholders' Equity for the
                      Years Ended December 31, 1997, 1996 and 1995
              (v)     Notes to Consolidated Financial Statements for the Years
                      Ended December 31, 1997, 1996 and 1995
       (2)    Financial Statement Schedule
                      Financial Schedule No. II for the Years Ended December 31,
                      1997, 1996 and 1995 -- All other schedules for which
                      provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and
                      therefore have been omitted.
       (3)    Exhibits
                      See Exhibit Index at page 51 of this report which is
                      incorporated herein by reference.

(b) Reports on Form 8-K -- The Company did not file any Reports on Form 8-K during the quarterly period ended December 31, 1997.

                         STATEMENTS OF CONSOLIDATED INCOME

                    (Thousands of Dollars Except Per Share Data)

                                             Year ended December 31,
----------------------------------------------------------------------------
                                         1997         1996          1995
----------------------------------------------------------------------------
Net sales                             $4,881,103   $4,132,879    $3,273,819
Costs and expenses:
  Cost of goods sold                   2,784,392    2,405,178     1,877,083
  Selling, general and
   administrative expenses             1,573,510    1,309,086     1,075,442
  Interest expense                        80,837       24,537         2,532
  Interest and net investment
   income                                 (8,278)      (6,819)      (11,518)
  Other                                   23,365       25,520        11,782
----------------------------------------------------------------------------
                                       4,453,826    3,757,502     2,955,321
----------------------------------------------------------------------------
Income before income taxes               427,277      375,377       318,498
Income taxes                             166,663      146,220       117,844
----------------------------------------------------------------------------
Net income                            $  260,614   $  229,157    $  200,654
============================================================================
Net income per common share:
  Basic                               $     1.51   $     1.34    $     1.18
============================================================================
  Diluted                             $     1.50   $     1.33    $     1.17
============================================================================

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                                      December 31,
------------------------------------------------------------------------------
                                             1997         1996         1995
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents               $    3,530   $    1,880   $  249,484
  Short-term investments                                                20,000
  Accounts receivable, less allowance        546,314      452,421      334,304
  Inventories:
     Finished goods                          587,680      529,148      395,817
     Work in process and raw materials       133,988      113,539       67,270
------------------------------------------------------------------------------
                                             721,668      642,687      463,087
  Deferred income taxes                      124,669      105,065       71,583
  Other current assets                       136,072      214,134      100,440
------------------------------------------------------------------------------
     Total current assets                  1,532,253    1,416,187    1,238,898
Goodwill                                   1,161,129      546,461       38,792
Intangible assets                            310,221      104,206       84,070
Deferred pension assets                      276,086      254,376      233,574
Other assets                                  63,854      123,969       89,362
Property, plant and equipment:
  Land                                        64,367       53,705       45,203
  Buildings                                  383,485      312,954      282,011
  Machinery and equipment                    841,343      716,015      629,786
  Construction in progress                    68,649       51,258       30,434
------------------------------------------------------------------------------
                                           1,357,844    1,133,932      987,434
  Less allowances for depreciation           665,586      584,541      531,077
------------------------------------------------------------------------------
                                             692,258      549,391      456,357
------------------------------------------------------------------------------
Total Assets                              $4,035,801   $2,994,590   $2,141,053
==============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                   $  106,913   $  168,001
  Accounts payable                           424,184      385,928   $  276,863
  Compensation and taxes withheld            118,709      103,353       78,148
  Current portion of long-term debt           53,926        2,133          755
  Other accruals                             367,392      325,635      231,280
  Accrued taxes                               44,539       65,957       31,891
------------------------------------------------------------------------------
     Total current liabilities             1,115,663    1,051,007      618,937
Long-term debt                               843,919      142,679       24,018
Postretirement benefits other than
  pensions                                   199,839      184,551      175,766
Other long-term liabilities                  284,200      215,121      110,206
Shareholders' equity:
  Common stock -- $1.00 par value:
     172,907,418, 171,831,178 and
     170,909,626 shares outstanding at
     December 31, 1997, 1996 and 1995,
     respectively                            204,538      101,650      101,110
  Other capital                              119,695      203,223      182,311
  Retained earnings                        1,602,454    1,411,295    1,242,167
  Treasury stock, at cost                   (301,418)    (295,954)    (292,805)
  Cumulative foreign currency
     translation adjustment                  (33,089)     (18,982)     (20,657)
------------------------------------------------------------------------------
     Total shareholders' equity            1,592,180    1,401,232    1,212,126
------------------------------------------------------------------------------
Total Liabilities and Shareholders'
  Equity                                  $4,035,801   $2,994,590   $2,141,053
==============================================================================

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (Thousands of Dollars)

                                                                 Year Ended December 31,
-----------------------------------------------------------------------------------------------
                                                             1997          1996         1995
-----------------------------------------------------------------------------------------------
OPERATIONS
Net income                                                $   260,614   $ 229,157    $ 200,654
Non-cash adjustments:
  Depreciation                                                 90,202      76,176       62,947
  Deferred income tax expense                                  59,247     (13,798)      (3,316)
  Provisions for disposition of operations                      4,152      17,366        6,267
  Provisions for environmental-related matters                  7,607      15,494       10,136
  Amortization of intangible assets                            49,044      27,447       14,971
  Defined benefit pension plans net credit                    (20,173)    (15,298)      (7,612)
  Net increase in postretirement liability                      5,452       3,258        3,652
  Other                                                        15,133       8,408       10,077
Change in current items-net:
  Increase in accounts receivable                             (22,190)    (20,338)     (19,571)
  Decrease (increase) in inventories                          (30,940)    (85,911)       3,922
  Increase in accounts payable                                  6,841      60,410       17,283
  Increase (decrease) in accrued taxes                        (24,671)     33,147       (8,877)
  Other current items                                           4,398      11,869        1,471
Proceeds of insurance settlement                               53,900
Increase in long-term accrued taxes                            12,174       4,735        2,477
Costs incurred for environmental-related matters              (18,052)     (9,400)      (6,291)
Costs incurred for disposition of operations                  (17,585)     (6,993)      (4,704)
Other                                                           4,377       3,586         (761)
-----------------------------------------------------------------------------------------------
     Net operating cash                                       439,530     339,315      282,725
-----------------------------------------------------------------------------------------------
INVESTING
Capital expenditures                                         (163,955)   (122,720)    (108,392)
Decrease (increase) in short-term investments                              20,000      (20,000)
Acquisitions of assets                                       (884,525)   (670,755)     (72,349)
Decrease (increase) in other investments                       (5,633)     37,829      (49,833)
Other                                                          (6,375)      9,148        5,824
-----------------------------------------------------------------------------------------------
     Net investing cash                                    (1,060,488)   (726,498)    (244,750)
-----------------------------------------------------------------------------------------------
FINANCING
Net (decrease) increase in short-term borrowings              (61,692)    134,654
Increase in long-term debt                                    750,653     101,792
Payments of long-term debt                                     (2,194)    (72,426)        (804)
Payments of cash dividends                                    (69,027)    (60,029)     (54,553)
Proceeds from stock options exercised                          14,760      12,800       11,104
Treasury stock acquired                                        (8,437)     (3,149)     (17,367)
Other financing of acquisitions                                 4,542      22,000       18,948
Debt issue costs                                               (6,050)
Other                                                              53       3,937        2,766
-----------------------------------------------------------------------------------------------
     Net financing cash                                       622,608     139,579      (39,906)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            1,650    (247,604)      (1,931)
Cash and cash equivalents at beginning of year                  1,880     249,484      251,415
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $     3,530   $   1,880    $ 249,484
===============================================================================================
Taxes paid on income                                      $   119,464   $ 144,359    $ 122,687
Interest paid on debt                                          59,572      22,950        2,526
-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                  (Thousands of Dollars Except Per Share Data)

                                                                                       Cumulative
                                                                                         Foreign
                                                                                        Currency
                                        Common      Other      Retained    Treasury    Translation
                                        Stock      Capital     Earnings      Stock     Adjustment
--------------------------------------------------------------------------------------------------
Balance at January 1, 1995             $100,370   $ 159,562   $1,096,066   $(282,648)   $(20,006)
Treasury stock acquired                                                      (14,404)
Stock issued                                740      22,749                    4,247
Net income                                                       200,654
Cash dividends -- $.32 per share                                 (54,553)
Current year translation adjustment                                                         (651)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1995            101,110     182,311    1,242,167    (292,805)    (20,657)
Stock issued                                540      20,912                   (3,149)
Net income                                                       229,157
Cash dividends -- $.35 per share                                 (60,029)
Current year translation adjustment                                                        1,675
--------------------------------------------------------------------------------------------------
Balance at December 31, 1996            101,650     203,223    1,411,295    (295,954)    (18,982)
Two-for-one stock split                101,876    (101,876)
Stock issued                             1,012      21,321                   (5,464)
Stock acquired for trust                            (2,973)
Net income                                                      260,614
Cash dividends -- $.40 per share                                (69,027)
Unfunded pension losses-net of taxes                               (428)
Current year translation adjustment                                                     (14,107)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $204,538   $ 119,695   $1,602,454   $(301,418)   $(33,089)
==================================================================================================

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Thousands of Dollars Unless Otherwise Indicated)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include all controlled subsidiaries. Inter-company accounts and transactions have been eliminated.

Business segments. Business segment information appears on pages 1 through 9 of this report.

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

Nature of operations. The Company is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Environmental matters. Capital expenditures for ongoing environmental compliance measures are recorded in the consolidated balance sheets and related expenses are included in the normal operating expenses of conducting business. The Company is involved with environmental compliance and remediation activities at some of its current and former sites and at a number of third-party sites. The Company accrues for certain environmental remediation-related activities for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. All accrued amounts are recorded on an undiscounted basis. In 1996, the Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". SOP 96-1 proscribes that accrued environmental remediation-related expenses include direct costs of remediation and indirect costs related to the remediation effort. Although the Company previously accrued for the direct costs of remediation and certain indirect costs, additional indirect costs were required to be accrued by the Company at the time of adopting SOP 96-1 such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms. The effect of initially applying the provisions of SOP 96-1 was treated as a change in accounting estimate and was not material to the accompanying financial statements. See Note 4 and Note 10 for discussions of the environmental remediation-related expense and accruals included in the financial statements.

Stock-based compensation. The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. See Note 13 for pro forma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".

Property, plant and equipment. Property, plant and equipment is stated on the basis of cost. Depreciation is provided principally by the straight-line method. The major classes of assets and ranges of depreciation rates are as follows:

Buildings                                 2% -  6-2/3%
Machinery and equipment                   4% - 20%
Furniture and fixtures                    5% - 20%
Automobiles and trucks                   10% - 33-1/3%

Investment in life insurance. The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses. Such expense is immaterial to income before income taxes.

Goodwill. Goodwill represents the cost in excess of fair value of net assets acquired in purchase transactions and is amortized on a straight-line basis over periods not exceeding 40 years. The Company evaluates the recoverability of goodwill at each balance sheet date and would record an impairment if necessary. Accumulated amortization of goodwill was $48,596, $18,186 and $3,821 at December 31, 1997, 1996 and 1995, respectively.

Intangibles. Accumulated amortization of intangible assets was $85,242, $74,450 and $61,293 at December 31, 1997, 1996 and 1995, respectively. These assets are amortized by the straight-line method over the expected period of benefit. The Company reviews such assets for impairment and revises the related estimated remaining lives if necessary.

Technical expenditures. Total technical expenditures include research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $24,748, $18,661 and $17,238 for 1997, 1996 and 1995, respectively.

Advertising expenses. The cost of advertising is expensed as incurred. The Company incurred $295,942, $212,448 and $152,588 in advertising costs during 1997, 1996 and 1995, respectively.

Earnings per share. Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Accordingly, basic net income per share was computed based on the weighted-average number of common shares outstanding during the year, and diluted net income per share was computed based on the weighted-average number of common shares outstanding plus all potentially dilutive securities outstanding during the year. All per share amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 128. See Note 16 for computation.

Letters of credit. The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements, which expire in 1998, provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $18,844, $17,092 and $17,075 at December 31, 1997, 1996 and 1995,
respectively.

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

     Investments in securities: The Company maintains certain long-term investments, classified as available for sale securities, in a fund to provide for payment of health care benefits of certain qualified employees. The estimated fair values of these securities, included in other assets, of $28,751, $31,785 and $34,709 at December 31, 1997, 1996 and 1995, respectively, are based on quoted market prices.

     Long-term debt (including current portion): The fair values of the Company's publicly traded debentures, shown below, are based on quoted market prices. The fair values of the Company's non-traded debt, also shown below, are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                          December 31,
    -------------------------------------------------------------------------------------------
                                        1997                  1996                  1995
    -------------------------------------------------------------------------------------------
                                 CARRYING     Fair     Carrying     Fair     Carrying    Fair
                                  AMOUNT     Value      Amount     Value      Amount     Value
    -------------------------------------------------------------------------------------------
    Publicly traded debt         $764,725   $826,400   $ 15,900   $ 18,670   $15,900    $20,065
    Non-traded debt               133,012    122,354    130,460    110,295     8,715      6,162
    -------------------------------------------------------------------------------------------

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

                                                                     December 31,
    ---------------------------------------------------------------------------------------
                                                              1997        1996       1995
    ---------------------------------------------------------------------------------------
    Carrying amount                                                     $   (808)   $(1,275)
    Fair value                                              $    443         770       (943)
    Notional amount                                          100,000     109,669      9,711
    Number of agreements outstanding                               2           3          1
    ---------------------------------------------------------------------------------------

     Non-traded investments: It was not practicable to estimate the fair value of the Company's investment in certain non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts, included in other assets, of $17,587, $100,797 and $31,491 at December 31, 1997, 1996 and
     1995, respectively, represent the Company's best estimate of current economic values of these investments.

Reclassification. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

NOTE 2 -- ACQUISITION AND MERGER

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

     For financial statement purposes, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Thompson Minwax since the date of acquisition are included in the Company's statements of consolidated income. The following unaudited pro forma combined condensed statement of consolidated income for the year ended December 31, 1996 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the merger had occurred on January 1, 1996. The following pro forma data reflects adjustments for interest expense, net investment income and amortization of goodwill and intangible assets. In management's opinion, the pro forma financial information is not necessarily indicative of the results of operations which would have occurred had the acquisition of Thompson Minwax taken place on January 1, 1996 or of future results of operations of the combined companies under the ownership and operation of the Company.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENT OF CONSOLIDATED INCOME
          ------------------------------------------------------------

                                                       1996
                                                    -----------
Net sales                                           $4,497,250
Net income                                             217,794
Net income per common share-basic                         1.27
Net income per common share-diluted                       1.26

     Effective January 10, 1996, the Company, through its wholly-owned subsidiary, SWACQ, Inc., acquired all outstanding stock and completed its merger with Pratt & Lambert United, Inc. (Pratt & Lambert) for a total cash purchase price of approximately $400,000. The excess purchase price over the fair value of the net assets acquired is being amortized over 40 years using the straight-line method. For financial statement purposes, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Pratt & Lambert are included in the Company's statements of consolidated income since the date of acquisition.

     In addition, during the three-year period ended December 31, 1997, the Company purchased various domestic automotive and retail paint distributors, coatings manufacturers, and aerosol and liquid filling businesses. Various foreign architectural and automotive paint manufacturing and aerosol filling businesses located in South America were also acquired during the three-year period. The results of operations of these businesses were not material to consolidated pro forma results.

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

                                                             1997       1996       1995
------------------------------------------------------------------------------------------
Percentage of total inventories on LIFO                         93%       96%         97%
Excess of FIFO and average cost over LIFO                  $104,637   $94,138    $102,725
Increase (decrease) in net income due to LIFO                (3,604)    4,698     (14,642)
Increase (decrease) in net income per basic share due to
  LIFO                                                         (.02)      .03        (.09)
------------------------------------------------------------------------------------------

NOTE 4 -- OTHER COSTS AND EXPENSES

     A summary of significant items included in Other Costs and Expenses is as follows:

                                               1997        1996        1995
-----------------------------------------------------------------------------
Dividend and royalty income                   $(3,361)   $(5,127)    $(10,433)
Net expense of financing and investing
  activities                                   16,559     11,764        9,376
Provisions for environmental
  matters -- net (see Note 10)                    107     15,494       10,136
Provisions for disposition and termination
  of operations (see Note 5)                    4,152      5,506        1,007
Miscellaneous                                   5,908     (2,117)       1,696
-----------------------------------------------------------------------------
                                              $23,365    $25,520     $ 11,782
=============================================================================

     The net expense of financing and investing activities represents the net realized gains and losses from disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net gains and losses relating to translation of certain foreign investments and the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance.

     The provisions for environmental matters reflect the increased estimated costs of environmental remediation at current, former and third-party sites. Beginning in 1996, such provisions include estimates of certain indirect costs related to environmental matters which are required to be accrued in accordance with SOP 96-1 (see Note 1). In 1997, the provisions for environmental matters were partially offset by a settlement of $7,500 with certain insurance carriers pertaining to environmental-related matters. In 1996, a similar settlement of $56,000 with certain other insurance carriers partially offset the provisions for environmental matters required. For the year ended December 31, 1995, the provisions for environmental remediation reflect only the increased estimated environmental remediation costs at such sites and do not include the additional estimated indirect costs required by adopting SOP 96-1.

NOTE 5 -- DISPOSITION AND TERMINATION OF OPERATIONS

     The Company is continually re-evaluating its operating facilities with regard to the long-term strategic goals established by management and the board of directors. Operating facilities which are not expected to sufficiently contribute to the Company's future plans are closed or sold.

     At the time of the decision to close or sell a facility, a provision is made and the expense included in Other Costs and Expenses to reduce property, plant and equipment to its estimated net realizable value. Similarly, provisions are made which reduce all other assets to their estimated net realizable values and provide for all qualified exit costs such as lease cancellation penalties, post-closure rent expenses, incremental post-closure expenses, and the estimated costs of employee termination benefits if management has approved a termination plan and communicated such plan to the affected employees. The expenses associated with the provisions for all other assets and for such exit costs and termination benefits are included in Cost of Goods Sold. Adjustments to all previous accruals, as closure or disposition occurs, are included in Other Costs and Expenses.

     There were no provisions made in 1997. The provisions made during 1996 provided for the reduction to net realizable value of certain assets and exit costs related to one manufacturing facility and consolidations of certain redundant distribution and administrative facilities. The 1995 provisions represent the reduction to net realizable value for certain assets and exit costs associated with closing certain warehouses due to distribution consolidation.

     A summary of the financial data related to the closing or sale of the facilities is as follows:

                                                1997        1996        1995
------------------------------------------------------------------------------
Beginning accruals -- January 1               $ 60,544    $ 27,545    $ 25,982
Provisions included in cost of goods sold                   11,860       5,260
Provisions and adjustments to prior
  accruals included in costs and
  expenses -- other                              4,152       5,506       1,007
------------------------------------------------------------------------------
     Total charges to current operations         4,152      17,366       6,267
Accruals related to acquired sites                          22,626
Actual expenditures                            (17,585)     (6,993)     (4,704)
------------------------------------------------------------------------------
Ending accruals -- December 31                $ 47,111    $ 60,544    $ 27,545
==============================================================================
Net after-tax charges to current
  operations                                  $  2,699    $ 11,288    $  4,073
Net after-tax charges per basic share         $    .02    $    .07    $    .03
------------------------------------------------------------------------------

NOTE 6 -- PENSION BENEFITS

     Substantially all employees of the Company participate in noncontributory defined benefit or defined contribution pension plans. Defined benefit plans covering salaried employees provide benefits that are based primarily on years of service and employees' compensation. The defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service. Multi-employer plans are primarily defined benefit plans which provide benefits of stated amounts for union employees. The Company's funding policy for defined benefit pension plans is to fund at least the minimum annual contribution required by applicable regulations. Plan assets consist primarily of cash, equity investments and fixed-income securities. There were 1,938,800 shares of the Company's stock included in these assets at December 31, 1997, 1996 and 1995.

     The assumed discount rate used to determine the actuarial present value of benefit obligations was lowered at December 31, 1997 due to decreased rates of high-quality, long-term investments, thereby increasing the projected benefit obligation. The net effect of the change in the assumed discount rate and the increased plan asset earnings resulted in a decrease to the unrecognized net loss at December 31, 1997. A previous decrease to the assumed discount rate at December 31, 1995 caused a net decrease to the unrecognized net loss at that date, thereby increasing the net pension credit in 1996.

     The net pension credit for defined benefit plans and its components was as follows:

                                                1997        1996        1995
------------------------------------------------------------------------------
Service cost                                  $  2,570    $  3,516    $  2,401
Interest cost                                   11,859      10,933       8,929
Actual return on plan assets                   (60,143)    (49,923)    (53,926)
Net amortization and deferral                   25,541      20,176      34,984
------------------------------------------------------------------------------
Net pension credit                            $(20,173)   $(15,298)   $ (7,612)
==============================================================================

     Based on the latest actuarial information available, the following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets for the defined benefit pension plans. Certain defined benefit plans formerly sponsored by Pratt & Lambert United, Inc. and its subsidiaries are included beginning in 1996, and certain defined benefit plans formerly sponsored by Thompson Minwax Holding Corp. are included beginning in 1997.

                                                1997         1996         1995
---------------------------------------------------------------------------------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation                   $(163,152)   $(148,534)   $(116,335)
  Accumulated benefit obligation              $(166,577)   $(151,376)   $(118,585)
  Projected benefit obligation (PBO)          $(175,204)   $(158,876)   $(128,335)
---------------------------------------------------------------------------------
Plan assets at fair value in:
  Plans with assets in excess of the PBO        434,730      391,865      323,216
  Plans with assets less than the PBO            11,541
---------------------------------------------------------------------------------
                                                446,271      391,865      323,216
Excess (deficient) plan assets in:
  Plans with assets in excess of the PBO        276,427      232,989      194,881
  Plans with assets less than the PBO            (5,360)
---------------------------------------------------------------------------------
                                                271,067      232,989      194,881
Unrecognized net asset at January 1, 1986,
  net of amortization                            (4,304)      (6,943)      (9,865)
Unrecognized prior service cost                     808          858          393
Unrecognized net loss                             3,903       27,472       48,165
Adjustment required to recognize minimum
  liability                                        (708)
---------------------------------------------------------------------------------
Net pension assets                            $ 270,766    $ 254,376    $ 233,574
=================================================================================
Net pension assets recognized in the
  consolidated balance sheets:
     Deferred pension assets                  $ 276,086    $ 254,376    $ 233,574
     Minimum liability included in
       long-term liabilities                       (708)
     Accrued pension liability included in
       current liabilities                       (4,612)
---------------------------------------------------------------------------------
                                              $ 270,766    $ 254,376    $ 233,574
=================================================================================
Assumptions used in determining actuarial
  present value of benefit obligations:
     Discount rate                                 7.00%        7.25%        7.25%
     Weighted-average rate of increase in
       future compensation levels                  5.00%        5.00%        5.00%
     Long-term rate of return on plan
       assets                                      8.50%        8.50%        8.50%
=================================================================================

     The Company's annual contribution for its defined contribution pension plans, which is based on a level percentage of compensation for covered employees, offset the pension credit by $28,255 for 1997, $24,730 for 1996 and $20,326 for 1995. The cost of multi-employer and foreign plans charged to income was immaterial for the three years ended December 31, 1997.

NOTE 7 -- BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits under company-sponsored plans for active and retired employees. Beginning in 1996, these plans include certain health care and postretirement benefit plans formerly sponsored by Pratt & Lambert United, Inc. and its subsidiaries. Beginning in 1997, these plans include certain health care and postretirement benefit plans formerly sponsored by Thompson Minwax Holding Corp. The health care plans are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 16,049, 16,935 and 14,823 active employees entitled to receive benefits under these plans as of December 31, 1997, 1996 and 1995, respectively. The cost of these benefits for active employees is recognized as claims are incurred and amounted to $47,484, $44,221 and $37,194 for 1997, 1996 and 1995, respectively. The
Company has a fund, to which it no longer intends to contribute, that provides for payment of health care benefits of certain qualified employees. Distributions from the fund amounted to $5,025 in 1997, $4,618 in 1996 and $5,265 in 1995.

     Employees of the Company who were hired prior to January 1, 1993 and who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for certain health care and life insurance benefits upon retirement from active service, subject to the terms, conditions and limitations of the applicable plans. There were 4,229, 4,152 and 4,008 retired employees entitled to receive benefits as of December 31, 1997, 1996 and 1995, respectively. The plans are unfunded.

     The assumed discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.0% in 1997 and 7.25% in 1996 and 1995. The discount rate was lowered at December 31, 1997, due to decreased interest rates of high-quality long-term investments, thereby increasing the accumulated postretirement benefit obligation, the effect of which increased the unrecognized net loss. The assumed weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) is 7.2 percent for 1998 and decreases gradually to 5.5 percent for 2003 and thereafter. The health care cost trend rate has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $14,689 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1997 by $1,191.

     Based on the latest actuarial information available, the following table sets forth the amounts recognized in the Company's consolidated balance sheets for postretirement benefits other than pensions:

                                                1997         1996         1995
---------------------------------------------------------------------------------
Actuarial present value of accumulated
  postretirement benefit obligation:
     Retirees                                 $(119,600)   $(109,116)   $(105,200)
     Fully eligible active participants         (22,530)     (20,486)     (17,590)
     Other active participants                  (63,877)     (53,577)     (49,120)
---------------------------------------------------------------------------------
                                               (206,007)    (183,179)    (171,910)
Effect of changes in the accumulated
  postretirement benefit obligation to be
  amortized over future years:
     Unrecognized prior service credit          (20,116)     (21,570)     (24,268)
     Unrecognized net loss                       16,784       11,288       12,262
---------------------------------------------------------------------------------
Total accrued postretirement benefit
  liability                                   $(209,339)   $(193,461)   $(183,916)
=================================================================================

                                                1997         1996         1995
---------------------------------------------------------------------------------
Accrued postretirement benefit liabilities
  recognized in the consolidated balance
  sheets:
     Amount included in current
       liabilities                            $  (9,500)   $  (8,910)   $  (8,150)
     Amount of long-term postretirement
       benefits other than pensions            (199,839)    (184,551)    (175,766)
---------------------------------------------------------------------------------
Total accrued postretirement benefit
  liability                                   $(209,339)   $(193,461)   $(183,916)
=================================================================================
The expense for postretirement benefit
  plans and its components was as follows:
     Service cost                             $   3,720    $   3,327    $   2,723
     Interest cost                               13,708       12,483       11,998
     Net amortization of unrecognized
       prior service credit                      (2,689)      (2,696)      (2,693)
---------------------------------------------------------------------------------
Net postretirement benefit expense            $  14,739    $  13,114    $  12,028
=================================================================================

NOTE 8 -- LONG-TERM DEBT

                                                                          Amount Outstanding
                                                                    -------------------------------
                                                      DUE DATE        1997        1996       1995
---------------------------------------------------------------------------------------------------
6.85% Notes                                             2007        $199,710
7.375% Debentures                                       2027         149,900
7.45% Debentures                                        2097         149,390
6.5% Notes                                              2002          99,955
6.25% Notes                                             2000          99,948
Floating Rate Notes                                 Through 1999      50,000    $100,000
5.5% Notes                                              2027          49,922
9.875% Debentures                                   2007 to 2016      15,900      15,900    $15,900
6% to 9% Promissory Notes                           Through 2004      23,791      22,618      5,328
8% to 12% Promissory Notes partially secured by     Through 2005       4,495       3,242      2,632
  certain land and buildings and other
4.75% Promissory Note                                   2000             800         800
Other Obligations                                                        108         119        158
---------------------------------------------------------------------------------------------------
                                                                    $843,919    $142,679    $24,018
===================================================================================================

     Maturities of long-term debt are as follows for the next five years:
$53,926 in 1998; $63,781 in 1999; $105,932 in 2000; $4,141 in 2001; and $102,949
in 2002.

     Interest expense on long-term debt amounted to $52,351, $8,602 and $2,387 for 1997, 1996 and 1995, respectively. There were no interest charges capitalized during the periods presented.

     Effective August 31, 1995, the Company entered into revolving credit agreements with a group of banks to borrow up to an aggregate of $600,000. There were no outstanding borrowings under these agreements at the end of 1996 or 1995. Effective January 3, 1997, these agreements were terminated and the Company entered into the following new revolving credit agreements: 1) a 364-day revolving credit agreement, under which the Company may borrow up to $290,000; and, 2) a five-year revolving credit agreement, under which the Company may borrow up to $1,160,000. Effective March 31, 1997, the maximum borrowing amounts under these agreements were reduced to $216,000 and $864,000, respectively. There were no outstanding borrowings under these agreements at the end of 1997. Effective January 2, 1998, the aggregate amount of these agreements was further reduced to $1,064,000.

     On February 10, 1997, the Company issued $400,000 of debt securities under its $450,000 shelf registration with the Securities and Exchange Commission consisting of $100,000 of 6.25% notes due February 1, 2000, $100,000 of 6.5% notes due February 1, 2002 and $200,000 of 6.85% notes due February 1, 2007. In addition, on February 10, 1997, the Company issued $150,000 of 7.375% debentures due February 1, 2027 and $150,000 of 7.45% debentures due February 1, 2097 in a private offering not registered under the Securities Act of 1933, as amended (Securities Act). In July 1997, the Company completed offers to exchange all of its outstanding $300,000 of debentures for an equal principal amount of newly-issued debentures containing identical terms except that the newly-issued debentures were registered under the Securities Act. The net proceeds from these borrowings were used to refinance a portion of the Company's commercial paper debt.

     On October 6, 1997, the Company issued the remaining $50,000 of debt securities under this shelf registration consisting of 5.5% notes, due October 15, 2027, with provisions that the holders, individually or in the aggregate, may exercise a put option which would require the Company to repay the securities at an earlier date. This option is first available to the holders on October 15, 1999, and then annually on each October 15 thereafter. The net proceeds from this borrowing were used to refinance short-term commercial paper debt.

     In December 1997, the Company filed a new shelf registration with the Securities and Exchange Commission covering $150,000 of unsecured debt securities with maturities greater than nine months from the date of issue. The Company may issue these securities from time to time in one or more series and will offer the securities on terms determined at the time of sale.

     The aggregate principal amount of unsecured short-term notes which may be issued under the Company's commercial paper program was increased from $600,000 to $1,450,000 in January 1997 and subsequently decreased to $1,000,000 in May 1997. At December 31, 1997, outstanding borrowings under this program totaled $106,748 and are included in short-term borrowings on the balance sheet. The weighted-average interest rate related to these borrowings was 5.89% at December 31, 1997.

NOTE 9 -- LEASES

     The Company leases certain stores, warehouses, manufacturing facilities, office space and equipment. Renewal options are available on the majority of leases and, under certain conditions, options exist to purchase some properties. Rental expense for operating leases was $113,339, $104,894 and $95,536 for 1997, 1996 and 1995, respectively. Certain store leases require the payment of contingent rentals based on sales in excess of specified minimums. Contingent rentals included in rent expense were $10,396 in 1997, $9,877 in 1996 and $9,102 in 1995. Rental income, as lessor, from real estate leasing activities and sublease rental income for all years presented was not significant.

     Following is a schedule, by year and in the aggregate, of future minimum lease payments under noncancellable operating leases having initial or remaining terms in excess of one year at December 31, 1997:

1998                                         $ 84,004
1999                                           68,973
2000                                           55,168
2001                                           41,967
2002                                           26,512
Later years                                    81,089
                                             --------
Total minimum lease payments                 $357,713
                                             ========

NOTE 10 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                        1997          1996          1995
------------------------------------------------------------------------------------------
Environmental-related                                 $143,276      $139,057      $ 70,310
Other                                                  140,924        76,064        39,896
------------------------------------------------------------------------------------------
                                                      $284,200      $215,121      $110,206
==========================================================================================

     The accrual for environmental-related long-term liabilities represents the Company's provisions for estimated costs associated with extended environmental remediation-related activities at some of its current and former sites. Also, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the remediation of hazardous waste at a number of third-party sites, primarily Superfund sites. In general, these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. The Company provides for, and includes in long-term liabilities, its estimated potential long-term liability for investigation and remediation costs with respect to such third-party sites.

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

     The increase in the accrual for environmental-related long-term liabilities in 1996 reflects adjustments to the previous accrual resulting from the ongoing evaluation of environmental matters at certain current, former and third-party sites, liabilities accrued relating to certain sites obtained in 1996 acquisitions, and the accrual of certain additional indirect costs relating to the adoption of SOP 96-1 (see Note 1).

     In addition to the accrual for environmental-related long-term liabilities shown above, accruals for certain current environmental-related liabilities are included in other accruals in current liabilities on the consolidated balance sheets.

NOTE 11 -- STOCK PURCHASE PLAN

     As of December 31, 1997, 14,448 employees participated through regular payroll deductions in the Company's Employee Stock Purchase and Savings Plan. The Company's contribution charged to income amounted to $33,582, $29,935 and $26,795 for 1997, 1996 and 1995, respectively. Additionally, the Company made contributions on behalf of participating employees, which represent salary reductions for income tax purposes, amounting to $18,905 in 1997, $15,282 in 1996 and $12,775 in 1995.

     At December 31, 1997, there were 25,560,734 shares of the Company's stock being held by this plan, representing 14.8 percent of the total number of shares outstanding. Shares of company stock credited to each member's account under the plan are voted by the trustee under instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.

NOTE 12 -- CAPITAL STOCK

                                                                   Shares             Shares
                                                                in Treasury        Outstanding
-------------------------------------------------------------------------------------------------
Balance at January 1, 1995                                        31,088,146        169,651,660
Stock issued upon:
     Exercise of stock options                                       171,226          1,042,086
     Conversion of 6.25% Convertible Subordinated Debentures                            123,336
     Restricted stock grants                                                            144,000
Treasury Stock:
     Acquired                                                        822,600           (822,600)
     Issued for acquisition                                         (771,144)           771,144
-------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                      31,310,828        170,909,626
Stock issued upon:
     Exercise of stock options                                       158,688            918,552
     Restricted stock grants                                                              3,000
-------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                      31,469,516        171,831,178
Stock issued upon:
     Exercise of stock options                                       160,739            967,040
     Restricted stock grants                                                            109,200
-------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                      31,630,255        172,907,418
=================================================================================================

     An aggregate of 21,594,603, 8,686,286 and 9,779,730 shares of stock at December 31, 1997, 1996 and 1995, respectively, were reserved for future grants of restricted stock and the exercise and future grants of stock options. At December 31, 1997, shares outstanding include 115,000 shares of stock held in a revocable trust. At December 31, 1997, there were 300,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance (3,000,000 shares of the authorized serial preferred stock have been designated as cumulative redeemable serial preferred stock which may be issued pursuant to the Company's shareholders' rights plan if the Company becomes the target of coercive and unfair takeover tactics).

NOTE 13--STOCK PLAN

     The Company's 1994 Stock Plan permits the granting of stock options, stock appreciation rights and restricted stock to eligible employees. The 1994 Stock Plan succeeded the 1984 Stock Plan which expired on February 15, 1994. Although no further grants may be made under the 1984 Stock Plan, all rights granted under such plan remain. In April 1997, the 1994 Stock Plan was amended to authorize an additional 14,000,000 shares to the shares then available for future grants. Non-qualified and incentive stock options have been granted to certain officers and key employees under the plans at prices not less than fair market value of the shares, as defined by the plans, at the date of grant. The options generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. In April 1997, the 1997 Stock Plan for Nonemployee Directors was adopted. This plan provides for the granting of stock options and restricted stock to members of the Board of Directors who are not employees of the Company. There were 400,000 shares authorized as available for grant under the 1997 Stock Plan. Grants made pursuant to the 1997 Stock Plan are authorized by the Board of Directors. The number of options and any period of service required before the options may be exercised is determined by the Board of Directors at the time of grant. No options may be exercised more than ten years from the date of grant.

     Restricted stock grants, with an outstanding balance of 361,000 shares at December 31, 1997, were awarded to certain officers and key employees which generally require four years of continuous employment from the date of grant before vesting and receiving the shares without restriction. The number of shares to be received without restriction is based on the Company's performance relative to a peer group of companies. There were 123,200 and 208,000 shares vested and delivered pursuant to these grants during 1997 and 1995, respectively. No shares were vested during 1996. Unamortized deferred compensation expense with respect to the restricted stock amounted to $5,401, $2,962 and $4,024 at December 31, 1997, 1996 and 1995, respectively, and is being amortized over the four-year vesting period. Deferred compensation expense aggregated $528, $3,983 and $1,563 in 1997, 1996 and 1995, respectively. No stock appreciation rights have been granted.

     A summary of restricted stock granted during 1997, 1996 and 1995 is as follows:

                                      1997      1996     1995
  -------------------------------------------------------------
  Shares granted                     232,000    3,000   196,000
  Weighted-average fair value
       of restricted shares granted
       during year                   $ 27.91   $20.72   $ 16.35

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No. 25, because the exercise price of the Company's employee stock options is not less than fair market price of the shares at the date of grant, no compensation is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, is required by that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for all options granted:

                                               1997      1996      1995
  -----------------------------------------------------------------------
  Risk-free interest rate                       6.10%     5.99%     6.25%
  Expected life of option                     3 YEARS   3 years   3 years
  Expected dividend yield of stock              2.00%     2.00%     2.00%
  Expected volatility of stock                  0.164     0.201     0.221

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

                               1997        1996        1995
-------------------------------------------------------------
Pro forma net income         $257,757    $228,126    $200,229
Pro forma net income per
  common share:
     Basic                      $1.49       $1.33       $1.18
     Diluted                    $1.48       $1.32       $1.17

     Due to the required phase-in provisions, the effects of applying SFAS No. 123 to arrive at the above pro forma amounts are not representative of the expected effects on pro forma net income or earnings per share in future years.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1996 and 1995, is shown in the following table in accordance with SFAS No. 123:

                                       1997                      1996                      1995
--------------------------------------------------------------------------------------------------------
                                           WEIGHTED-                 Weighted-                 Weighted-
                                           AVERAGE                    Average                   Average
                               OPTIONED    EXERCISE      Optioned    Exercise      Optioned    Exercise
                                SHARES      PRICE         Shares       Price        Shares       Price
--------------------------------------------------------------------------------------------------------
Outstanding beginning of
  year                         5,434,596    $14.91       4,976,268    $12.35       5,212,918    $11.23
Granted                        1,746,500     27.93       1,648,500     20.82       1,008,400     16.39
Exercised                     (1,127,779)    12.88      (1,077,240)    11.28      (1,213,312)     9.19
Canceled                        (242,846)    22.68        (112,932)    18.36         (31,738)    15.72
--------------------------------------------------------------------------------------------------------
Outstanding end of year        5,810,471    $18.47       5,434,596    $14.91       4,976,268    $12.35
========================================================================================================
Exercisable at end of year     2,924,515    $13.96       3,011,242    $11.99       3,342,388    $11.03
Weighted-average fair value
  of options granted during
  year                             $4.53                     $3.57                     $3.50
Reserved for future grants    15,784,132                 3,251,686                 4,803,462

     Exercise prices for optioned shares outstanding as of December 31, 1997 ranged from $6.47 to $32.28. A summary of these options by range of exercise prices is shown as follows:

                                   Outstanding              Exercisable
                               --------------------    ---------------------     Weighted-
                                          Weighted-                Weighted-      Average
                                           Average                  Average      Remaining
          Range of             Optioned   Exercise     Optioned    Exercise     Contractual
       Exercise Prices          Shares      Price       Shares       Price      Life (years)
--------------------------------------------------------------------------------------------
less than    $10.00            1,087,866   $ 9.04      1,087,866    $ 9.04          1.88
             $10.00-$14.99       322,202    13.61        322,202     13.61          3.94
             $15.00-$22.00     2,635,235    18.41      1,470,988     17.41          7.35
greater than $22.00            1,765,168    27.67         43,459     22.96          9.09
--------------------------------------------------------------------------------------------
                               5,810,471   $18.47      2,924,515    $13.96          6.66
============================================================================================

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997, 1996 and 1995 are as follows:

                                                            1997        1996         1995
--------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                         $ 38,605    $ 24,393     $ 21,630
     Deferred employee benefit items                        26,128      27,873       26,360
--------------------------------------------------------------------------------------------
          Total deferred tax liabilities                  $ 64,733    $ 52,266     $ 47,990
============================================================================================
Deferred tax assets:
     Dispositions, environmental and other similar
       items                                              $ 61,537    $ 55,143     $ 32,425
     Other items (each less than 5% of total assets)        99,120     100,679       82,193
--------------------------------------------------------------------------------------------
          Total deferred tax assets                       $160,657    $155,822     $114,618
============================================================================================

     Significant components of the provisions for income taxes are as follows:

                                                            1997        1996         1995
--------------------------------------------------------------------------------------------
Current:
     Federal                                              $ 87,626    $124,847     $ 97,936
     Foreign                                                 3,472       8,125        2,470
     State and Local                                        16,318      27,046       20,754
--------------------------------------------------------------------------------------------
          Total Current                                    107,416     160,018      121,160
Deferred:
     Federal                                                46,890     (12,169)      (3,062)
     Foreign                                                 2,375         417
     State and Local                                         9,982      (2,046)        (254)
--------------------------------------------------------------------------------------------
          Total Deferred                                    59,247     (13,798)      (3,316)
--------------------------------------------------------------------------------------------
Total income tax expense                                  $166,663    $146,220     $117,844
============================================================================================

     For financial reporting purposes, income before income taxes include the following components:

                                                            1997        1996         1995
--------------------------------------------------------------------------------------------
Domestic                                                  $382,325    $343,445     $309,467
Foreign                                                     44,952      31,932        9,031
--------------------------------------------------------------------------------------------
                                                          $427,277    $375,377     $318,498
============================================================================================

     A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                            1997        1996         1995
--------------------------------------------------------------------------------------------
Statutory tax rate                                            35.0%       35.0%        35.0%
     Effect of:
          State and local taxes                                4.0         4.3          4.2
          Investment vehicles                                 (3.3)       (2.9)        (2.6)
          Other, net                                           3.3         2.6          0.4
--------------------------------------------------------------------------------------------
Effective tax rate                                            39.0%       39.0%        37.0%
============================================================================================

     The provision includes estimated taxes payable on that portion of retained earnings of foreign subsidiaries expected to be received by the Company. No provision was made with respect to $14,761 of retained earnings at December 31, 1997 that have been invested by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

     Included in the Company's deferred tax assets are valuation reserves of $19,836, $19,158 and $17,784 at December 31, 1997, 1996 and 1995, respectively, resulting from the uncertainty as to future recognition of certain foreign net operating losses and other foreign assets.

NOTE 15 -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                 1997
----------------------------------------------------------------------
                                               NET            NET
                       GROSS       NET     INCOME PER     INCOME PER
QUARTER  NET SALES     PROFIT    INCOME    SHARE-BASIC   SHARE-DILUTED
----------------------------------------------------------------------
  1ST    $1,069,787   $443,614  $23,134       $.13           $.13
  2ND     1,373,351    597,556   93,203        .54            .54
  3RD     1,346,531    583,391   99,211        .58            .57
  4TH     1,091,434    472,150   45,066        .26            .26

     Year-end adjustments during the fourth quarter slightly decreased net income with no effect on net income per share. Cost of goods sold decreased by a net of $2,998 ($1,949 after-tax, $.01 per share) as a result of physical inventory adjustments of $6,967 ($4,529 after-tax, $.03 per share) which were partially offset by various year end charges of $3,969 ($2,580 after-tax, $.02 per share). Administrative expenses were reduced $2,451 ($1,593 after-tax, $.01 per share) due to other year-end adjustments. Other costs and expenses increased $5,525 ($3,591 after-tax, $.02 per share) due to provisions for environmental-related matters at certain current, former and third-party sites of $493 ($320 after-tax, no per share effect) and increases to prior accruals for the disposition and termination of operations of $5,032 ($3,271 after-tax, $.02 per share).

                                 1996
----------------------------------------------------------------------
                                               Net            Net
                       Gross       Net     Income per     Income per
Quarter  Net Sales     Profit    Income    Share-Basic   Share-Diluted
----------------------------------------------------------------------
  1st    $  857,771   $337,493   $19,593      $.11           $.11
  2nd     1,145,254    469,981    81,902       .48            .47
  3rd     1,171,010    492,237    88,550       .52            .51
  4th       958,844    427,990    39,112       .23            .23

     Net income during the fourth quarter decreased by $1,176 ($.01 per share) due to net before-tax adjustments of $1,809. Cost of goods sold decreased by a net of $9,516 ($6,185 after-tax, $.04 per share) as a result of physical inventory adjustments of $17,380 ($11,297 after-tax, $.07 per share) which were partially offset by provisions for the closing costs associated with certain operations of $7,560 ($4,914 after-tax, $.03 per share) and other year-end adjustments of $304 ($198 after-tax, no per share effect). Administrative expenses were reduced by $5,623 ($3,655 after-tax, $.02 per share) due to other year-end adjustments. Other costs and expenses increased $16,948 ($11,017 after-tax, $.06 per share) due to the provision of $11,621 ($7,554 after-tax, $.04 per share) for environmental-related matters at current, former and third-party sites and to the provision of $5,327 ($3,463 after-tax, $.02 per share) for the adjustment to net realizable value of certain net fixed assets.

NOTE 16 -- NET INCOME PER COMMON SHARE

                                                   1997            1996            1995
-------------------------------------------------------------------------------------------
BASIC
Average common shares outstanding               172,107,459     171,117,390     169,941,813
===========================================================================================
Net income                                     $    260,614    $    229,157    $    200,654
===========================================================================================
Net income per common share                    $       1.51    $       1.34    $       1.18
===========================================================================================
DILUTED
Average common shares outstanding               172,107,459     171,117,390     169,941,813
Non-vested restricted stock grants (see
  Note 13)                                          312,988         300,000         349,600
Stock options -- treasury stock method            1,611,895       1,408,386       1,107,734
Assumed conversion of 6.25% Convertible
  Subordinated Debentures                                                             7,942
-------------------------------------------------------------------------------------------
Average common shares assuming dilution         174,032,342     172,825,776     171,407,089
===========================================================================================
Net income                                     $    260,614    $    229,157    $    200,654
===========================================================================================
Net income per common share                    $       1.50    $       1.33    $       1.17
===========================================================================================

     Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 adopted for the quarter ending December 31, 1997. All net income per share amounts shown for periods prior to adoption have been restated to conform to the provisions of SFAS No. 128. The effect of adopting SFAS No. 128 increased net income per share -- basic by $.01 in each year shown above over the previous method of computing net income per share.

     All 6.25% Convertible Subordinated Debentures outstanding at December 31, 1994 were converted to common stock during the first quarter of 1995 without incurring further interest.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

     Changes in the allowance for doubtful accounts are as follows:

                                                             1997         1996         1995
---------------------------------------------------------------------------------------------
Beginning balance                                          $  22,631    $  15,154    $ 10,820
Bad debt expense                                              15,741       19,095      13,793
Net uncollectible accounts written off                       (11,481)     (11,618)     (9,459)
---------------------------------------------------------------------------------------------
Ending balance                                             $  26,891    $  22,631    $ 15,154
=============================================================================================

Activity related to other asset reserves:
                                                             1997         1996         1995
---------------------------------------------------------------------------------------------
Beginning balance                                          $ 111,921    $  83,897    $ 80,853
Charges to expense                                            49,499       28,838      15,672
Other additions (deductions)                                  (7,840)        (814)    (12,628)
---------------------------------------------------------------------------------------------
Ending balance                                             $ 153,580    $ 111,921    $ 83,897
=============================================================================================

     Charges to expense consist primarily of amortization of goodwill and intangibles. Other additions (deductions) consist primarily of actual costs incurred and balance sheet reclassifications and, in 1997 and 1995, removal of fully-amortized items.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, and State of Ohio, on the 11th day of March, 1998.

THE SHERWIN-WILLIAMS COMPANY

By: /s/ L. E. STELLATO
    ------------------------------------
       L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 11, 1998.

                         SIGNATURE
                         ---------

* J. G. BREEN                                                Chairman and Chief Executive Officer,
-----------------------------------------------------------  Director (Principal Executive Officer)
  J. G. Breen

* T. A. COMMES                                               President and Chief Operating Officer,
-----------------------------------------------------------  Director
  T. A. Commes

* L. J. PITORAK                                              Senior Vice President -- Finance,
-----------------------------------------------------------  Treasurer and Chief Financial Officer
  L. J. Pitorak                                              (Principal Financial Officer)

* J. L. AULT                                                 Vice President -- Corporate Controller
-----------------------------------------------------------  (Principal Accounting Officer)
  J. L. Ault

* J. M. BIGGAR                                               Director
-----------------------------------------------------------
  J. M. Biggar

* D. E. COLLINS                                              Director
-----------------------------------------------------------
  D. E. Collins

* D. E. EVANS                                                Director
-----------------------------------------------------------
  D. E. Evans

* R. W. MAHONEY                                              Director
-----------------------------------------------------------
  R. W. Mahoney

* W. G. MITCHELL                                             Director
-----------------------------------------------------------
  W. G. Mitchell

* A. M. MIXON, III                                           Director
-----------------------------------------------------------
  A. M. Mixon, III

                         SIGNATURE
                         ---------

* C. E. MOLL                                                 Director
-----------------------------------------------------------
  C. E. Moll

* H. O. PETRAUSKAS                                           Director
-----------------------------------------------------------
  H. O. Petrauskas

* R. K. SMUCKER                                              Director
-----------------------------------------------------------
  R. K. Smucker

* The undersigned, by signing his name hereto, does sign this report on behalf of the designated Officers and Directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such Officer and Director.

By: /s/ L. E. STELLATO                                       March 11, 1998
-----------------------------------------------------------
       L. E. Stellato, Attorney-in-fact

                                 EXHIBIT INDEX

 3.   (a)  Amended Articles of Incorporation, as amended April 25,
           1997, filed as Exhibit 3(i) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
      (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No.
           1, dated April 29, 1988, to Form S-8 Registration Statement
           Number 2-91401, and incorporated herein by reference.
 4. (a) Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form
           S-3 Registration Statement Number 333-41659, dated December
           8, 1997 (also deemed to be filed as Exhibit 4(a) to Form S-3
           Registration Statement 333-01093, dated February 20, 1996 and as Exhibit 4(b) to Form S-3 Registration Statement
           Number 33-22705, dated June 24, 1988), and incorporated herein by reference.
      (b) 364-Day Revolving Credit Agreement, dated January 3, 1997, between the Company, Texas Commerce Bank National
           Association, as Administrative Agent, The Chase Manhattan
           Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 99.2 to Form 8-K, dated January 7, 1997, and incorporated herein by reference.
      (c)  Amendment No. 1 to 364-Day Revolving Credit Agreement, dated
           March 31, 1997, between the Company, Texas Commerce Bank
           National Association, as Administrative Agent, The Chase
           Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
      (d) Five Year Revolving Credit Agreement, dated January 3, 1997, between the Company, Texas Commerce Bank National
           Association, as Administrative Agent, The Chase Manhattan
           Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 99.1 to Form 8-K, dated January 7, 1997, and incorporated herein by reference.
      (e) Amendment No. 1 to Five Year Revolving Credit Agreement, dated March 31, 1997, between the Company, Texas Commerce
           Bank National Association, as Administrative Agent, The
           Chase Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 10(d) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
      (f)  Term Loan/Bankers' Acceptance Agreement, by and between the
           Company and SunTrust Bank, Atlanta, dated February 1, 1996, filed as Exhibit 4(f) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
      (g) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as
           Exhibit 4(b) to Form S-3 Registration Statement Number
           33-6626, dated June 20, 1986, and incorporated herein by reference.
      (h)  Rights Agreement between the Company and The Bank of New
           York, as successor Rights Agent to KeyBank National
           Association, dated April 23, 1997, filed as Exhibit 1 to
           Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.  *(a)  Form of Director and Corporate Officer Indemnity Agreement
           (filed herewith).

     *(b)  Employment Agreements with J.G. Breen, T.A. Commes and C.G.
           Ivy filed as Exhibit 28(b) to Form S-3 Registration
           Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.
     *(c)  Amendments to Employment Agreements with J.G. Breen, T.A.
           Commes and C.G. Ivy filed as Exhibit 10(c) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995, and incorporated herein by reference.
     *(d) Forms of Severance Pay Agreements, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(e) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in
           Exhibit 10(d) (filed herewith).
     *(f)  The Sherwin-Williams Company Deferred Compensation Savings
           Plan filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(g)  Amendment No. 1 to The Sherwin-Williams Company Deferred
           Compensation Savings Plan filed as Exhibit 10(f) to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     *(h)  The Sherwin-Williams Company Key Management Deferred
           Compensation Plan (1994 Amendment and Restatement) filed as
           Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     *(i)  Form of Executive Disability Income Plan filed as Exhibit
           10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(j) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(k)  Form of The Sherwin-Williams Company Management Compensation
           Program filed as Exhibit 10(l) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
     *(l) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 23, 1997, filed as
           Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
     *(m)  The Sherwin-Williams Company 1997 Stock Plan for Nonemployee
           Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(n)  The Sherwin-Williams Company Director Deferred Fee Plan
           (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
      (o) Agreement and Plan of Merger, dated as of November 4, 1995, among the Company, SWACQ, Inc. and Pratt & Lambert United,
           Inc., filed as Exhibit(c)(1) to the Tender Offer Statement on Schedule 14D-1/Schedule 13D, filed November 9, 1995, as amended, and incorporated herein by reference.

      (p)  Stock Purchase Agreement, dated November 22, 1996, among the
           Company, Silver Acquisition Corp., Forstmann Little & Co.
           Subordinated Debt and Equity Management Buyout Partnership
           -- V, L.P., MTF Partners, L.P. and certain individual shareholders who are signatories thereto, filed as Exhibit 2 to Form 8-K, dated January 7, 1997, and incorporated herein by reference.
     *(q)  Split-Dollar Agreement, dated March 25, 1996, among the
           Company, National City Bank and John G. and Mary Breen filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
     *(r) The Sherwin-Williams Company Estate Protection Plan Trust, dated November 15, 1996, between the Company and National
           City Bank filed as Exhbit 10(r) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
21.        Subsidiaries -- Page 54.
23.        Consent of Ernst & Young LLP, Independent Auditors -- Page
           55.
24.        Powers of Attorney (filed herewith).
27.        Financial Data Schedule.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   EXHIBIT 21

SUBSIDIARIES

UNITED STATES SUBSIDIARIES

Contract Transportation Systems Co.
DIMC, Inc.
Dupli-Color Products Company
Rubberset Company
Sherwin-Williams Automotive Finishes Corp.
Sherwin-Williams Diversified Brands, Inc.
SW Racing Corp.
SWIMC, Inc.
The Sherwin-Williams Acceptance Corporation
Thompson Minwax International Corp.

FOREIGN SUBSIDIARIES

Compania Sherwin-Williams, S.A. de C.V.
Distribuidora Excelo, S.A. de C.V.
Globo Tintas Ltda.
Kriesol, S.A.
Marson Chilena, S.A.
Pinturas Excelo, S.A. de C.V.
Productos Quimicos y Pinturas, S.A. de C.V.
Proquipsa, S.A. de C.V.
Quetzal Pinturas, S.A. de C.V.
Ronseal (Ireland) Limited
Ronseal Limited (U.K.)
Sherwin-Williams Argentina I.y C.S.A.
Sherwin-Williams do Brasil Industria e Comercio Ltda.
Sherwin-Williams Canada Inc.
Sherwin-Williams Cayman Islands Limited
Sherwin-Williams Chile S.A.
Sherwin-Williams Foreign Sales Corporation Limited
Sherwin-Williams Japan Co., Ltd.
Sherwin-Williams (Caribbean) N.V.
Sherwin-Williams (West Indies) Limited
The Sherwin-Williams Company Resources Limited
147926 Canada Inc.

                                   EXHIBIT 23

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference of our report dated January 23, 1998, with respect to the consolidated financial statements and schedule of The Sherwin-Williams Company included in the Annual Report (Form 10-K) for the year ended December 31, 1997, in the following registration statements and related prospectuses:

REGISTRATION
   NUMBER                               DESCRIPTION
------------                            -----------
333-41659       The Sherwin-Williams Company Form S-3 Registration Statement
333-25671       The Sherwin-Williams Company 1997 Stock Plan for Nonemployee
                  Directors Form S-8 Registration Statement
333-25669       The Sherwin-Williams Company 1994 Stock Plan Form S-8
                  Registration Statement
333-25607       The Sherwin-Williams Company S-4 Registration Statement
333-01093       The Sherwin-Williams Company Form S-3 Registration Statement
333-00725       The Sherwin-Williams Company Form S-4 Registration Statement
33-62229        The Sherwin-Williams Company Employee Stock Purchase and
                  Savings Plan Form S-8 Registration Statement
2-80510         Post-Effective Amendment Number 5 to Form S-8 Registration
                  Statement relating to The Sherwin-Williams Company
                  Employee Stock Purchase and Savings Plan
33-52227        The Sherwin-Williams Company 1994 Stock Plan Form S-8
                  Registration Statement
33-28585        The Sherwin-Williams Company 1984 Stock Plan Form S-8
                  Registration Statement
33-22705        The Sherwin-Williams Company Form S-3 Registration Statement

Cleveland, Ohio
March 9, 1998

                                                   ERNST & YOUNG LLP