Form 10-Q
period 1998-03-31
SHERWIN WILLIAMS CO
filed 1998-05-14
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998
                                          ---------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ___________ to ____________


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



101 Prospect Avenue, N.W., Cleveland, Ohio                     44115-1075
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)



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

Common Stock, $1.00 Par Value - 173,502,996 shares as of April 30, 1998.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data


                                                    Three months ended March 31,
                                                   -----------------------------
                                                         1998            1997
--------------------------------------------------------------------------------

Net sales                                            $ 1,104,147    $ 1,069,787

Costs and expenses:
  Cost of goods sold                                     649,208        626,173
  Selling, general and administrative expenses           394,222        387,876
  Interest expense                                        18,587         20,798
  Interest and net investment income                      (1,308)        (2,960)
  Other                                                    2,796            (25)
-------------------------------------------------------------------------------
                                                       1,063,505      1,031,862
-------------------------------------------------------------------------------

Income before income taxes                                40,642         37,925

Income taxes                                              15,444         14,791
-------------------------------------------------------------------------------

Net income                                           $    25,198    $    23,134
===============================================================================


Net income per common share:
  Basic                                              $      0.15    $      0.13
===============================================================================

  Diluted                                            $      0.14    $      0.13
===============================================================================





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars


                                                           MARCH 31,         Dec. 31,         March 31,
                                                              1998             1997             1997
------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                              $     2,734      $     3,530      $    58,203
  Accounts receivable, less allowance                        638,694          546,314          596,846
  Inventories:
    Finished goods                                           639,224          587,680          629,999
    Work in process and raw materials                        128,968          133,988          125,193
------------------------------------------------------------------------------------------------------
                                                             768,192          721,668          755,192
  Other current assets                                       269,672          260,741          240,062
------------------------------------------------------------------------------------------------------
         Total current assets                              1,679,292        1,532,253        1,650,303

Goodwill                                                   1,151,789        1,161,129        1,206,596
Intangible assets                                            305,775          310,221          290,491
Deferred pension assets                                      282,282          276,086          258,141
Other assets                                                  71,866           63,854          113,976

Property, plant and equipment                              1,389,736        1,357,844        1,245,657
  Less allowances for depreciation                           686,929          665,586          604,007
------------------------------------------------------------------------------------------------------
                                                             702,807          692,258          641,650
------------------------------------------------------------------------------------------------------
Total assets                                             $ 4,193,811      $ 4,035,801      $ 4,161,157
======================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                  $   280,752      $   106,913      $   498,967
  Accounts payable                                           454,830          424,184          399,541
  Compensation and taxes withheld                             91,521          118,709           83,030
  Current portion of long-term debt                           53,979           53,926           52,676
  Other accruals                                             376,183          367,392          415,302
  Accrued taxes                                               53,778           44,539           72,860
------------------------------------------------------------------------------------------------------
         Total current liabilities                         1,311,043        1,115,663        1,522,376

Long-term debt                                               791,673          843,919          795,673
Postretirement benefits other than pensions                  201,269          199,839          203,862
Other long-term liabilities                                  280,599          284,200          237,479

Shareholders' equity
  Common stock - $1.00 par value:
    173,700,341, 172,907,418 and 172,335,790
    shares outstanding at March 31, 1998,
    December 31, 1997 and March 31, 1997,
    respectively                                             205,360          204,538          203,825
  Other capital                                              131,255          119,695          102,853
  Retained earnings                                        1,608,581        1,602,882        1,417,225
  Accumulated other comprehensive
    income                                                   (33,658)         (33,517)         (24,942)
  Treasury stock, at cost                                   (302,311)        (301,418)        (297,194)
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                 1,609,227        1,592,180        1,401,767
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $ 4,193,811      $ 4,035,801      $ 4,161,157
======================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                         Three months ended March 31,
                                                       -------------------------------
                                                              1998              1997
--------------------------------------------------------------------------------------
OPERATIONS
Net income                                               $    25,198      $    23,134
Non-cash adjustments:
    Depreciation                                              23,197           20,802
    Amortization of goodwill and intangible assets            12,427           15,543
    Increase in deferred pension assets                       (6,000)          (3,651)
    Net increase in postretirement liability                   1,430            1,349
    Other                                                      5,761            5,176
Change in current assets and liabilities-net                (121,164)        (127,602)
Proceeds of insurance settlement                                               53,883
Other                                                        (20,817)          (7,288)
-------------------------------------------------------------------------------------

Net operating cash                                           (79,968)         (18,654)

INVESTING
Capital expenditures                                         (39,089)         (33,883)
Acquisitions of assets                                                       (869,081)
Increase in other investments                                 (8,541)         (15,959)
Other                                                         13,630          (11,626)
-------------------------------------------------------------------------------------

Net investing cash                                           (34,000)        (930,549)

FINANCING
Net increase in short-term borrowings                        173,840          330,362
Increase in long-term debt                                                    704,699
Payments of long-term debt                                   (52,102)          (1,170)
Payments of cash dividends                                   (19,499)         (17,206)
Proceeds from stock options exercised                         10,739            2,409
Costs related to issuance of debt                                             (13,872)
Other                                                            194              304
-------------------------------------------------------------------------------------

Net financing cash                                           113,172        1,005,526
-------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents            (796)          56,323
Cash and cash equivalents at beginning of year                 3,530            1,880
-------------------------------------------------------------------------------------

Cash and cash equivalents at end of period               $     2,734      $    58,203
=====================================================================================

Taxes paid on income                                     $     5,453      $    19,675
Interest paid on debt                                         30,195           13,514










SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 1998 and 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.


NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 1998 and 1997 were $.1125 per share and $.10 per share, respectively.


NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.


NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:


                                                      Three months ended
                                                    ------------------------
         (Thousands of dollars)                     MARCH 31,      March 31,
                                                       1998          1997
                                                    ---------     ----------
         Dividend and royalty income                 $   916       $   914
         Net expense of financing and
              investing activities                     2,433         3,071
         Foreign currency gain (loss)                 (3,099)       (1,678)

The net expense of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and, in 1998, the net gain related to the sale of the Company's joint venture interest in American Standox, Inc.


NOTE E--COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity. The March 31, 1997 and December 31, 1997 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, total comprehensive income, which includes net income and other comprehensive income, amounted to $25,057 and $17,174, respectively.


NOTE F--RECLASSIFICATION

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE G--NET INCOME PER COMMON SHARE


                                                     Three months ended
                                                 -----------------------------
Thousands of dollars, except per share data        MARCH 31,         March 31,
                                                     1998              1997
                                                 ------------     ------------
Basic
     Average common shares outstanding            172,903,717      171,653,545
                                                 ============     ============

     Net income                                  $     25,198     $     23,134
                                                 ============     ============

     Net income per common share                 $       0.15     $       0.13
                                                 ============     ============


Diluted
     Average common shares outstanding            172,903,717      171,653,545
     Non-vested restricted stock grants               242,900          416,500
     Stock options - treasury stock method          1,406,889        1,677,674
                                                 ------------     ------------
     Average common shares assuming dilution      174,553,506      173,747,719
                                                 ============     ============

     Net income                                  $     25,198     $     23,134
                                                 ============     ============

     Net income per common share                 $       0.14     $       0.13
                                                 ============     ============


Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 adopted for the quarter ending December 31, 1997. All net income per share amounts shown for the quarter ending March 31, 1997 have been restated to conform to the provisions of SFAS No. 128. The adoption of SFAS No. 128 for the three months ended March 31, 1997 had no effect on net income per share from the previous method of computing net income per share.

NOTE H--BUSINESS SEGMENTS

Net External Sales/Operating Profit
-----------------------------------



                                                                           Three months ended March 31,
                                                          -------------------------------------------------------------------
Thousands of dollars                                                  1998                                    1997
                                                          ----------------------------           ----------------------------
                                                              NET                                     Net
                                                            EXTERNAL        OPERATING               External       Operating
                                                             SALES           PROFIT                  Sales           Profit
                                                          -----------      -----------           ------------      ----------

Paint Stores                                              $  581,265        $  11,247             $  532,173        $  7,127

Coatings                                                     519,835           66,998                534,780          65,261

Other                                                          3,047            3,156                  2,834           2,948
                                                          -----------      -----------           ------------      ----------

     Segment totals                                       $1,104,147           81,401             $1,069,787          75,336
                                                          ===========                            ============

Corporate expenses - net                                                      (40,759)                               (37,411)
                                                                           -----------                             ----------

Income before income taxes                                                  $  40,642                               $ 37,925
                                                                           ===========                             ==========

=============================================================================================================================

Intersegment Transfers
----------------------


                                                                              Three months ended March 31,
                                                                           ----------------------------------
Thousands of dollars                                                         1998                  1997
                                                                           -----------           ------------

     Coatings                                                               $ 226,548             $  206,104
     Other                                                                      5,608                  5,266
                                                                           -----------           ------------

          Segment totals                                                    $ 232,156             $  211,370
                                                                           ===========           ============

=============================================================================================================================


Operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses.

Net external sales and operating profits of consolidated foreign subsidiaries were $132.5 million and $8.8 million, respectively, for the first quarter of 1998, and $124.8 million and $11.1 million, respectively, for the first quarter of 1997. Identifiable assets of these subsidiaries totaled $152.3 million and $194.3 million, respectively, at March 31, 1998 and 1997. Domestic operations account for the remaining net external sales, operating profits and identifiable assets. Corporate expenses and identifiable assets do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated identifiable assets.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 3.2 percent during the first quarter of 1998, to $1,104,147,000, over the comparable period in 1997. First quarter sales in the Paint Stores Segment were 9.2 percent higher than last year due to increased paint gallons sold to both retail and wholesale customers combined with sales gains in its remaining product lines (wallcovering, floorcovering, spray equipment and associated products). Wholesale customers include professional painters, contractors and industrial and commercial maintenance accounts. Comparable-store sales were 7.8 percent higher than last year for the quarter. The Coatings Segment's first quarter sales decreased 2.8 percent from 1997 due primarily to the loss of certain coatings, aerosol and detergent business which resulted from the Segment's unwillingness to make pricing concessions. Revenue generated by real estate operations in the Other Segment increased 7.5 percent in the first quarter due to the attainment of lease commitments for former vacant space.

Consolidated gross profit as a percent of sales for the first quarter decreased to 41.2 percent from 41.5 percent in 1997. First quarter margins in the Paint Stores Segment were higher than last year due to increased gallons sold to its retail customers combined with sales gains in its paint and paint-related product lines. The Coatings Segment's margins were slightly lower than last year due primarily to increased raw material costs combined with sales shifts to lower-margin customers and products.

Consolidated selling, general and administrative expenses as a percent of sales were favorable to last year for the first quarter. In the Paint Stores Segment, SG&A expenses as a percent of sales were essentially even with last year. The Coatings Segment's SG&A ratio was favorable to last year in the first quarter due primarily to the implementation of cost controls to offset the effect of certain lost business.

The decrease in interest expense from the first quarter of 1997 occurred due to lower average borrowings outstanding throughout the quarter. Average short-term borrowing rates were slightly higher than last year.

Other costs and expenses were higher than last year for the first quarter due to increased foreign currency exchange losses combined with increased expenses of financing and investing activities, offset partially by a gain on the sale of the Company's joint venture interest in American Standox, Inc.

Net income for the first quarter of 1998 increased 8.9 percent to $25,198,000, while diluted net income per common share increased to $.14 per share from $.13 per share in the first quarter of 1997.

FINANCIAL CONDITION
-------------------

During the first three months of 1998, cash and cash equivalents decreased $0.8 million, net long-term debt decreased $52.2 million and short-term borrowings increased $173.8 million. Short-term borrowings outstanding relate to the Company's commercial paper program, which had unused borrowing availability of $719.2 million at March 31, 1998. This program is backed by the Company's revolving credit agreements. The decrease in long-term debt is primarily related to the payment of a $50.0 million floating rate note during the first quarter. The proceeds from the issuance of short-term borrowings were used for capital expenditures of $39.1 million, cash dividends of $19.5 million and normal operating needs for seasonally higher accounts receivable and inventories. The Company's current ratio declined to 1.28 from 1.37 at December 31, 1997. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since March 31, 1997, cash and cash equivalents decreased $55.5 million primarily due to cash generated by operations of $381.2 million offset by capital expenditures of $169.2 million, reductions in short-term borrowings and net long-term debt of $220.9 million, payments of cash dividends of $71.3 million and normal working capital needs. The Company expects to remain in a borrowing position throughout 1998.

Capital expenditures during the first quarter of 1998 represented primarily the costs of upgrading or installing point-of-sale terminals in the paint stores and costs for construction, capacity expansion or upgrade of distribution centers and manufacturing facilities. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 1998.

During the first three months of 1998, approximately 29,500 shares of our own stock were received from the exercise of stock options. We did not acquire any of our own shares through open market purchases during this time period. We acquire our own stock for general corporate purposes and, depending on our cash position and market conditions, we may acquire additional shares of our own stock in the future.

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

The Company accrues for certain environmental remediation-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. The Company does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity or cash flow.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. A discussion of these risks, uncertainties and other factors is included in the Company's reports filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

         (a)      Exhibits

                  (11) Net Income Per Common Share - See Note G to Condensed Consolidated Financial Statements (Unaudited).

                  (27) Financial Data Schedule for the period ended March 31, 1998 (filed herewith).

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated March 30, 1998 reporting in Item 5 that (a) effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which replaced the calculation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share and (b) in accordance with SFAS No. 128 and Item 601(c)(2) of Regulation S-K, the Company was restating its Financial Data Schedules for the fiscal years ended December 31, 1995 and December 31, 1996 and for the quarterly periods ended March 31, 1996, June 30, 1996, September 30, 1996, March 31, 1997, June 30, 1997 and
                  September 30, 1997 to conform to the restated prior-period earnings per share data presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE SHERWIN-WILLIAMS COMPANY

May 14, 1998                     By:      /s/ J. L. Ault
                                          --------------
                                          J.L. Ault
                                          Vice President-Corporate Controller

May 14, 1998                     By:      /s/ L. E. Stellato
                                          ------------------
                                          L.E. Stellato
                                          Vice President, General Counsel and
                                          Secretary

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.       EXHIBIT
-----------       -------


     (11) Net Income Per Common Share - See Note G to Condensed Consolidated Financial Statements (Unaudited).

     (27) Financial Data Schedule for the period ended March 31, 1998 (filed herewith).