Form 10-Q
period 1998-06-30
SHERWIN WILLIAMS CO
filed 1998-08-14
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Period Ended June 30, 1998
                                              -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _____________ to ______________



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



                                 (216) 566-2000
               ---------------------------------------------------
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

Common Stock, $1.00 Par Value - 172,895,006 shares as of July 31, 1998.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data


                                                     Three months ended June 30,        Six months ended June 30,
                                                     ----------------------------      ----------------------------
                                                         1998             1997             1998             1997
                                                     -----------      -----------      -----------      -----------

Net sales                                            $ 1,377,785      $ 1,373,351      $ 2,481,932      $ 2,443,138

Costs and expenses:
  Cost of goods sold                                     778,320          775,795        1,427,528        1,401,968
  Selling, general and administrative expenses           418,557          419,013          812,779          806,889
  Interest expense                                        19,428           21,339           38,015           42,137
  Interest and net investment income                      (2,180)          (2,078)          (3,488)          (5,038)
  Other                                                    3,257            6,491            6,053            6,466
                                                     -----------      -----------      -----------      -----------
                                                       1,217,382        1,220,560        2,280,887        2,252,422
                                                     -----------      -----------      -----------      -----------

Income before income taxes                               160,403          152,791          201,045          190,716

Income taxes                                              60,953           59,588           76,397           74,379
                                                     -----------      -----------      -----------      -----------

Net income                                           $    99,450      $    93,203      $   124,648      $   116,337
                                                     ===========      ===========      ===========      ===========


Net income per common share:
  Basic                                              $      0.58      $      0.54      $      0.72      $      0.68
                                                     ===========      ===========      ===========      ===========

  Diluted                                            $      0.57      $      0.54      $      0.71      $      0.67
                                                     ===========      ===========      ===========      ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars


                                                           JUNE 30,         Dec. 31,         June 30,
                                                             1998             1997             1997
                                                         -----------      -----------      -----------
ASSETS
Current assets
  Cash and cash equivalents                              $    20,754      $     3,530      $     7,406
  Accounts receivable, less allowance                        725,850          546,314          688,732
  Inventories
    Finished goods                                           596,668          587,680          607,282
    Work in process and raw materials                        126,780          133,988          144,383
                                                         -----------      -----------      -----------
                                                             723,448          721,668          751,665
  Other current assets                                       269,945          260,741          240,320
                                                         -----------      -----------      -----------
         Total current assets                              1,739,997        1,532,253        1,688,123

Goodwill                                                   1,142,546        1,161,129        1,223,596
Intangible assets                                            301,075          310,221          315,149
Deferred pension assets                                      288,086          276,086          264,269
Other assets                                                  73,845           63,854           71,227

Property, plant and equipment                              1,419,806        1,357,844        1,285,114
  Less allowances for depreciation and amortization          704,975          665,586          628,130
                                                         -----------      -----------      -----------
                                                             714,831          692,258          656,984
                                                         -----------      -----------      -----------
Total assets                                             $ 4,260,380      $ 4,035,801      $ 4,219,348
                                                         ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                  $   268,656      $   106,913      $   386,107
  Accounts payable                                           452,402          424,184          462,760
  Compensation and taxes withheld                             97,375          118,709           89,783
  Current portion of long-term debt                           62,540           53,926           52,330
  Other accruals                                             352,087          367,392          409,114
  Accrued taxes                                              108,065           44,539          126,049
                                                         -----------      -----------      -----------
         Total current liabilities                         1,341,125        1,115,663        1,526,143

Long-term debt                                               783,132          843,919          796,233
Postretirement benefits other than pensions                  202,692          199,839          197,775
Other long-term liabilities                                  275,919          284,200          216,115

Shareholders' equity
 Common stock - $1.00 par value:
    172,805,155, 172,907,418 and 172,424,246 shares
    outstanding at June 30, 1998, December 31, 1997
    and June 30, 1997, respectively                          205,477          204,538          204,019
  Other capital                                              133,481          119,695          109,577
  Retained earnings                                        1,688,529        1,602,882        1,492,344
  Accumulated other comprehensive income                     (34,205)         (33,517)         (22,506)
  Treasury stock, at cost                                   (335,770)        (301,418)        (300,352)
                                                         -----------      -----------      -----------
Total shareholders' equity                                 1,657,512        1,592,180        1,483,082
                                                         -----------      -----------      -----------
Total liabilities and shareholders' equity               $ 4,260,380      $ 4,035,801      $ 4,219,348
                                                         ===========      ===========      ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                       Six months ended June 30,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
OPERATIONS
Net income                                             $ 124,648      $ 116,337
Non-cash adjustments
    Depreciation                                          47,062         41,831
    Amortization of goodwill and intangible assets        24,881         24,535
    Increase in deferred pension assets                  (12,000)        (9,778)
    Net increase in postretirement liability               2,853          2,798
    Other                                                 10,043         10,663
Change in current assets and liabilities-net            (128,440)      (121,843)
Proceeds of insurance settlement                                         53,883
Costs incurred for disposition of operations              (5,450)        (7,221)
Other                                                    (25,940)       (13,224)
                                                       ---------      ---------

Net operating cash                                        37,657         97,981

INVESTING
Capital expenditures                                     (77,920)       (72,298)
Acquisitions of assets                                                 (867,876)
Increase in other investments                             (6,993)       (15,022)
Other                                                     14,211        (12,712)
                                                       ---------      ---------

Net investing cash                                       (70,702)      (967,908)

FINANCING
Net increase in short-term borrowings                    161,743        217,502
Increase in long-term debt                                              705,767
Payments of long-term debt                               (52,913)        (2,052)
Payments of cash dividends                               (39,001)       (35,288)
Proceeds from stock options exercised                     13,544          2,825
Treasury stock acquired                                  (34,352)
Costs related to issuance of debt                                       (14,253)
Other                                                      1,248            952
                                                       ---------      ---------

Net financing cash                                        50,269        875,453
                                                       ---------      ---------

Net increase in cash and cash equivalents                 17,224          5,526
Cash and cash equivalents at beginning of year             3,530          1,880
                                                       ---------      ---------

Cash and cash equivalents at end of period             $  20,754      $   7,406
                                                       =========      =========

Taxes paid on income                                   $  12,758      $  30,509
Interest paid on debt                                     38,136         22,897







SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 1998 and 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 1998 and 1997 were $.1125 per share and $.10 per share, respectively.

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:


                                                Three months ended        Six months ended
         (Thousands of dollars)                       June 30,                June 30,
                                               --------------------      --------------------
                                                 1998         1997         1998         1997
                                               -------      -------      -------      -------
         Dividend and royalty income           $   483      $   954      $ 1,399      $ 1,868
         Net income (expense) of financing
           and investing activities                840         (884)       3,273        2,187
         Foreign exchange loss                  (2,233)      (6,006)      (5,461)      (7,567)

The net income (expense) of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and, in the six months ended June 30, 1998, the net gain related to the sale of the Company's joint venture interest in American Standox, Inc.

NOTE E--COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity. The June 30, 1997 and December 31, 1997 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Total comprehensive income, which includes net income and other comprehensive income, amounted to $98,903,000 and $95,639,000 during the second quarter of 1998 and 1997, respectively, and $123,960,000 and $112,813,000 for the first six months of 1998 and 1997, respectively.

NOTE F--RECLASSIFICATION

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE G--COMPUTATION OF NET INCOME PER COMMON SHARE


                                                         Three months ended              Six months ended
                                                             June 30,                         June 30,
                                                  -----------------------------     ------------------------------
                                                       1998             1997             1998              1997
                                                  ------------     ------------     ------------     -------------
Basic
     Average common shares outstanding             172,567,999      171,965,852      172,735,858      171,809,699
                                                  ============     ============     ============     =============

     Net income                                   $     99,450     $     93,203     $    124,648     $    116,337
                                                  ============     ============     ============     =============

     Net income per common share                  $       0.58     $       0.54     $       0.72     $       0.68
                                                  ============     ============     ============     =============

Diluted
     Average common shares outstanding             172,567,999      171,965,852      172,735,858      171,809,699
     Non-vested restricted stock grants                242,900          291,900          242,900          354,200
     Stock options - treasury stock method           1,686,275        1,684,803        1,546,582        1,681,239
                                                  ------------     ------------     ------------     -------------

     Average common shares outstanding assuming
       dilution                                    174,497,174      173,942,555      174,525,340      173,845,138
                                                  ============     ============     ============     =============

     Net income                                   $     99,450     $     93,203     $    124,648     $    116,337
                                                  ============     ============     ============     =============

     Net income per common share                  $       0.57     $       0.54     $       0.71     $       0.67
                                                  ============     ============     ============     =============


Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 adopted for the quarter ending December 31, 1997. All net income per common share amounts shown for the three months and six months ended June 30, 1997 have been restated to conform to SFAS No. 128. The adoption of SFAS No. 128 for the three months ended June 30, 1997 had no effect on net income per common share from the previous method of computing net income per common share. The adoption of SFAS No. 128 for the six months ended June 30, 1997 increased basic net income per common share by $.01 from the previous method of computing net income per common share. There was no effect on diluted net income per common share for the six-month period.

NOTE H--BUSINESS SEGMENTS

Net External Sales/Operating Profit
-----------------------------------



                                            Three months ended June 30,                     Six months ended June 30,
                            --------------------------------------------------------------------------------------------------------
Thousands of dollars                   1998                     1997                       1998                       1997
                            -----------------------    -----------------------    -----------------------    -----------------------
                                NET                       Net                        NET                        Net
                             EXTERNAL      OPERATING    External     Operating     EXTERNAL    OPERATING      External     Operating
                               SALES        PROFIT        Sales       Profit        SALES       PROFIT          Sales       Profit
                            ----------     --------    ----------   ----------    ----------   ----------    ---------   ----------

Paint Stores                $  760,119     $ 70,303    $  716,767   $   64,453    $1,341,384   $   81,550   $1,248,940   $   71,580

Coatings                       614,527      121,191       653,893      121,483     1,134,362      188,189    1,188,673      186,744

Other                            3,139        4,002         2,691        2,977         6,186        7,158        5,525        5,925
                            ----------     --------    ----------   ----------    ----------   ----------   ----------   ----------

     Segment totals         $1,377,785      195,496    $1,373,351      188,913    $2,481,932      276,897   $2,443,138      264,249
                            ==========                 ==========                 ==========                ==========

Corporate expenses-net                      (35,093)                   (36,122)                   (75,852)                  (73,533)
                                           --------                 ----------                 ----------                ----------

Income before income taxes                 $160,403                 $  152,791                 $  201,045                $  190,716
                                           ========                 ==========                 ==========                ==========

====================================================================================================================================

Intersegment Transfers
----------------------


                                                 Three months ended June 30,                          Six months ended June 30,
                                           -----------------------------------                 ------------------------------------
Thousands of dollars                         1998                       1997                      1998                      1997
                                           --------                 ----------                 ----------                ----------

     Coatings                              $316,133                 $  296,492                 $  542,681                $  502,596
     Other                                    6,140                      5,329                     11,748                    10,595
                                           --------                 ----------                 ----------                ----------

          Segment totals                   $322,273                 $  301,821                 $  554,429                $  513,191
                                           ========                 ==========                 ==========                ==========


===================================================================================================================================

Operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses.

Net external sales and operating profits of consolidated foreign subsidiaries were $140.5 million and $5.6 million, respectively, for the second quarter of 1998 compared to $139.6 million and $3.7 million, respectively, in the second quarter of 1997. For the first six months of 1998, net external sales and operating profits were $273.0 million and $8.3 million, respectively, and, for the first six months of 1997, $264.4 million and $4.3 million, respectively. Identifiable assets of these subsidiaries totaled $136.5 million and $110.5 million at June 30, 1998 and 1997, respectively. Domestic operations accounted for the remaining net external sales, operating profits and identifiable assets. Corporate expenses and identifiable assets do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated identifiable assets.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 0.3 percent in the second quarter and 1.6 percent in the first six months over the comparable 1997 periods. Net sales in the Paint Stores Segment increased 6.0 percent in the second quarter and 7.4 percent in the first six months primarily due to increased paint gallons sold to both retail and wholesale customers, combined with sales gains in each of the remaining product lines (wallcoverings, floorcoverings, spray equipment and associated products). Comparable-store sales were up 3.8 percent in the quarter and 5.5 percent in the first six months. Net sales in the Coatings Segment decreased 6.0 percent in the second quarter and 4.6 percent year-to-date due principally to the continuing effects of the 1997 loss of certain coatings, aerosol and detergent business due to pricing concessions the Company was unwilling to make. A soft automotive refinish collision repair market due to the mild winter throughout much of the nation curtailed automotive sales within the Coatings Segment. Revenue generated by real estate operations in the Other Segment increased 16.6 percent in the quarter and 12.0 percent in the first six months, after large declines in 1997 due to the loss of a large tenant in one of its office buildings, as vacated space was leased to new tenants.

Consolidated gross profit as a percent of sales remained at 43.5 percent for the second quarter and declined slightly to 42.5 percent for the first six months from 42.6 percent for the same period in 1997. The Paint Stores Segment's gross profit margins were slightly higher than last year for the quarter as selective price increases helped offset some of the raw material price increases, while year-to-date margins were slightly lower than a year ago due primarily to an unfavorable product mix. Gross profit margins in the Coatings Segment were lower than last year for the second quarter and first six months due primarily to increased raw material costs and the effects of the lost business partially offset by selective selling price increases, the efficiencies of increased volume and general and administrative cost reductions.

Consolidated selling, general and administrative expenses as a percent of sales were slightly more favorable than last year for the second quarter and were 0.3 percent of sales more favorable than last year for the first six months. The Paint Stores Segment's second quarter and year-to-date SG&A ratio was essentially flat with last year. SG&A expenses as a percent of sales for the second quarter and first six months in the Coatings Segment were favorable as general and administrative cost reductions helped to mitigate the effect on operating profits of the lost business.

Interest expense in the second quarter and first six months was lower than the comparable periods of last year due to the reduction of total debt since the end of June 1997. Average short-term borrowing rates were slightly higher than last year.

Other costs and expenses were lower than last year for the quarter due primarily to decreased foreign currency exchange losses. For the first six months of 1998, other costs and expenses were slightly lower than last year as foreign currency exchange losses were offset partially by a net gain on the sale of the Company's joint venture interest in American Standox, Inc.

Net income for the second quarter of 1998 increased 6.7 percent over last year to $99,450,000, or $.57 per common share - diluted, from $93,203,000, or $.54 per common share - diluted, in 1997. Year-to-date net income through June 30, 1998 increased 7.1 percent to $124,648,000, or $.71 per common share - diluted, from $116,337,000, or $.67 per common share - diluted, in 1997.

FINANCIAL CONDITION
-------------------

During the first six months of 1998, cash and cash equivalents increased $17.2 million, net long-term debt decreased $60.8 million and short-term borrowings increased $161.7 million. Short-term borrowings incurred during the six months relate to the Company's commercial paper program, which had unused borrowing availability of $731.3 million at June 30, 1998. This program is backed by the Company's revolving credit agreements, whose maximum borrowing amount is $1,080.0 million. The decrease in long-term debt since December 31, 1997 is primarily due to the payment of a $50.0 million floating rate note during the first quarter. The increase in short-term borrowings since the end of last year relates to capital expenditures of $77.9 million, cash dividends of $39.0 million and normal operating needs for seasonally higher accounts receivable and inventories. The decrease in the Company's current ratio from 1.37 at December 31, 1997 to 1.30 at June 30, 1998 occurred primarily due to the increase in short-term borrowings.

Since June 30, 1997, cash and cash equivalents increased $13.3 million, short-term borrowings decreased $117.5 million and net long-term debt decreased $13.1 million. Cash generated by operations during this period of $379.2 million was used for capital expenditures of $169.6 million, payments of cash dividends of $72.7 million and normal working capital needs. The Company expects to remain in a borrowing position throughout 1998.

Capital expenditures during the first six months of 1998 represented primarily the costs of upgrading or installing point-of-sale terminals at the paint stores, upgrading and installing other computer hardware and construction, capacity expansion or upgrade of distribution centers and manufacturing facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the first six months of 1998, the Company received approximately 32,500 shares of its common stock in exchange from the exercise of stock options. During the second quarter of 1998, the Company acquired 1,000,000 shares of its common stock through open market purchases for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company has authorization to purchase an additional 9,000,000 shares of its common stock.

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

The Company is engaged in a company-wide project to prepare for the change in date from the year 1999 to 2000. The Company has assembled a Year 2000 project team consisting of Company employees and third party consultants. The goal of the Year

2000 project is to assure that there are no major interruptions in the Company's business operations relating to the transition to the Year 2000. The scope of the Company's Year 2000 project includes (a) identifying and taking appropriate corrective action to remedy the Company's software, hardware and embedded technology, (b) working with key third parties, including financial institutions, customers and suppliers, with which the Company does business electronically to ensure that such business is not adversely affected by the Year 2000, and (c) contacting other key third parties and requesting assurances that such third parties will be Year 2000 compliant.

The Company substantially has completed the inventory and risk assessment phases for its mission critical systems and is in the process of remediating and testing affected mission critical systems. The Company's target for completing its Year 2000 project with regard to its mission critical systems is mid-1999. The Company anticipates that some remediation and testing for other systems will continue through the end of 1999.

The Company is in contact with certain key third parties, including financial institutions, customers and suppliers with which the Company does business electronically to address the compatibility of systems.

All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The Company does not expect these costs and expenses to be material to the Company's financial condition, annual results of operation or cash flows.

Management's estimates regarding expected completion dates and costs involved in the Company's Year 2000 project are based upon various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their Year 2000 issues, and other factors. While management believes that the Company is addressing the Year 2000 issue, there is no guarantee that these estimated completion dates and costs will be achieved. In the event that the estimated completion dates and costs differ materially from the actual completion dates and costs, such could have a materially adverse effect on the Company's financial condition and financial results. In addition, the Company cannot reasonably estimate the impact of Year 2000 on the Company if key third parties, including suppliers, customers, public utilities, and governments, are unsuccessful in completing their Year 2000 efforts.

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

                           PART II. OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

         A. The 1998 Annual Meeting of Shareholders of The Sherwin-Williams Company was held on April 22, 1998. Holders of Common Stock of record at the close of business on March 2, 1998 were the only shareholders entitled to vote at the Annual Meeting of Shareholders.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting and until their successors are elected: J. M. Biggar, J. G. Breen, D. E. Collins, T. A. Commes,
D. E. Evans, R. W. Mahoney, W. G. Mitchell, A. M. Mixon, III, C. E. Moll, H. O. Petrauskas and R. K. Smucker. The voting results of the Annual Meeting of Shareholders for each such nominee were as follows:


         Name                                        For                                Withheld
         ----                                        ---                                --------

         J. M. Biggar                                148,836,983                        10,326,513
         J. G. Breen                                 148,797,648                        10,365,848
         D. E. Collins                               148,531,580                        10,631,916
         T. A. Commes                                148,865,593                        10,297,903
         D. E. Evans                                 148,602,303                        10,561,193
         R. W. Mahoney                               148,880,785                        10,282,711
         W. G. Mitchell                              148,845,516                        10,317,980
         A. M. Mixon, III                            148,861,642                        10,301,854
         C. E. Moll                                  148,868,213                        10,295,283
         H. O. Petrauskas                            148,836,435                        10,327,061
         R. K. Smucker                               148,828,741                        10,334,755


Item 5.  Other Information.
         -----------------

         As set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, shareholder proposals must be received at the Company's headquarters on or before November 11, 1998 in order to be included in the proxy materials relating to the 1999 Annual Meeting of Shareholders.

         In accordance with recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, if a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders and does not notify the Company of such proposal on or before January 25, 1999, then management proxies will be permitted to use their discretionary voting authority to vote on the proposal if the proposal is raised at the 1999 Annual Meeting of Shareholders.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  (11) Computation of Net Income Per Common Share - See Note G to Condensed Consolidated Financial Statements (Unaudited).

                  (27) Financial Data Schedule for the period ended June 30, 1998 (filed herewith).

         (b)      Reports on Form 8-K - None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE SHERWIN-WILLIAMS COMPANY

August 14, 1998              By:  /s/ J.L. Ault
                                  -----------------------------
                                  J.L. Ault
                                  Vice President-Corporate Controller

August 14, 1998              By:  /s/ L.E. Stellato
                                  -----------------------------
                                  L.E. Stellato
                                  Vice President, General Counsel and Secretary

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO. EXHIBIT
-------------------


(11) Computation of Net Income Per Common Share - See Note G to Condensed Consolidated Financial Statements (Unaudited).

(27) Financial Data Schedule for the period ended June 30, 1998 (filed herewith).