Form 10-Q
period 1998-09-30
SHERWIN WILLIAMS CO
filed 1998-11-16
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998
                                          ------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ________ to _________



Commission file number 1-4851
                       ------


                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 OHIO                                            34-0526850
-------------------------------------------                  -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                      44115-1075
 ------------------------------------------                  -------------------
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

Common Stock, $1.00 Par Value - 171,940,904 shares as of October 31, 1998.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                             Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                           ----------------------------------   -----------------------------------
                                                               1998               1997               1998                1997
                                                           --------------    ----------------   ----------------    ---------------

Net sales                                                $     1,341,431   $       1,346,531  $       3,823,363   $      3,789,669

Costs and expenses:
    Cost of goods sold                                           753,529             763,140          2,181,057          2,165,108
    Selling, general and administrative expenses                 404,795             398,065          1,217,574          1,204,954
    Interest expense                                              18,276              20,250             56,291             62,387
    Interest and net investment income                            (1,288)             (1,350)            (4,776)            (6,388)
    Other                                                          3,621               3,785              9,674             10,251
                                                           --------------    ----------------   ----------------    ---------------
                                                               1,178,933           1,183,890          3,459,820          3,436,312
                                                           --------------    ----------------   ----------------    ---------------

Income before income taxes                                       162,498             162,641            363,543            353,357

Income taxes                                                      61,750              63,430            138,147            137,809
                                                           --------------    ----------------   ----------------    ---------------

Net income                                               $       100,748   $          99,211  $         225,396   $        215,548
                                                           ==============    ================   ================    ===============


Net income per common share:
     Basic                                               $          0.59   $            0.58  $            1.31   $           1.25
                                                           ==============    ================   ================    ===============

     Diluted                                             $          0.58   $            0.57  $            1.29   $           1.24
                                                           ==============    ================   ================    ===============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                            SEPT. 30,            Dec. 31,             Sept. 30,
                                                              1998                 1997                 1997
                                                          --------------       --------------       --------------
ASSETS
Current assets
  Cash and cash equivalents                             $         3,371      $         3,530      $        18,241
  Accounts receivable, less allowance                           705,424              546,314              672,106
  Inventories
    Finished goods                                              553,130              587,680              581,118
    Work in process and raw materials                           135,493              133,988              133,830
                                                          --------------       --------------       --------------
                                                                688,623              721,668              714,948
  Other current assets                                          265,641              260,741              247,939
                                                          --------------       --------------       --------------
         Total current assets                                 1,663,059            1,532,253            1,653,234

Goodwill                                                      1,141,565            1,161,129            1,203,107
Intangible assets                                               296,583              310,221              310,099
Deferred pension assets                                         294,086              276,086              269,848
Other assets                                                     77,538               63,854               69,853

Property, plant and equipment                                 1,407,356            1,357,844            1,318,695
  Less allowances for depreciation and amortization             688,673              665,586              638,330
                                                          --------------       --------------       --------------
                                                                718,683              692,258              680,365
                                                          --------------       --------------       --------------
Total assets                                            $     4,191,514      $     4,035,801      $     4,186,506
                                                          ==============       ==============       ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                 $       148,295      $       106,913      $       287,380
  Accounts payable                                              398,395              424,184              430,503
  Compensation and taxes withheld                               125,213              118,709              117,268
  Current portion of long-term debt                              62,704               53,926               53,150
  Other accruals                                                361,630              367,392              370,158
  Accrued taxes                                                 126,887               44,539              158,333
                                                          --------------       --------------       --------------
         Total current liabilities                            1,223,124            1,115,663            1,416,792


Long-term debt                                                  783,103              843,919              799,594
Postretirement benefits other than pensions                     204,116              199,839              198,863
Other long-term liabilities                                     267,434              284,200              209,396

Shareholders' equity
  Common stock - $1.00 par value:
    171,998,570, 172,907,418 and 172,810,409 shares
    outstanding at Sept. 30, 1998, Dec. 31, 1997
    and Sept. 30, 1997, respectively                            205,634              204,538              204,441
  Other capital                                                 136,498              119,695              115,792
  Retained earnings                                           1,769,834            1,602,882            1,574,292
  Accumulated other
    comprehensive income                                        (41,108)             (33,517)             (31,234)
  Treasury stock, at cost                                      (357,121)            (301,418)            (301,430)
                                                          --------------       --------------       --------------
Total shareholders' equity                                    1,713,737            1,592,180            1,561,861
                                                          --------------       --------------       --------------
Total liabilities and shareholders' equity              $     4,191,514      $     4,035,801      $     4,186,506
                                                          ==============       ==============       ==============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                                           Nine months ended Sept. 30,
                                                                                         --------------------------------
                                                                                             1998              1997
                                                                                         --------------    --------------
OPERATIONS
Net income                                                                             $       225,396   $       215,548
Non-cash adjustments:
    Depreciation                                                                                71,380            66,110
    Amortization of goodwill and intangible assets                                              37,545            37,080
    Increase in deferred pension assets                                                        (18,000)          (15,357)
    Net increase in postretirement liability                                                     4,277             3,886
    Other                                                                                        3,628            10,906
Change in current assets and liabilities-net                                                   (56,405)          (68,427)
Proceeds of insurance settlement                                                                                  53,937
Costs incurred for disposition of operations                                                   (12,146)          (14,520)
Other                                                                                          (36,508)          (28,666)
                                                                                         --------------    --------------

Net operating cash                                                                             219,167           260,497

INVESTING
Capital expenditures                                                                          (108,273)         (122,061)
Acquisitions of assets                                                                                          (877,321)
Increase in other investments                                                                  (15,133)          (12,317)
Other                                                                                           12,598              (845)
                                                                                         --------------    --------------

Net investing cash                                                                            (110,808)       (1,012,544)

FINANCING
Net increase in short-term borrowings                                                           41,382           118,776
Increase in long-term debt                                                                                       711,505
Payments of long-term debt                                                                     (52,790)           (3,609)
Payments of cash dividends                                                                     (58,444)          (52,552)
Proceeds from stock options exercised                                                           15,968             7,633
Treasury stock acquired                                                                        (55,703)
Costs related to issuance of debt                                                                                (14,253)
Other                                                                                            1,069               908
                                                                                         --------------    --------------

Net financing cash                                                                            (108,518)          768,408
                                                                                         --------------    --------------

Net (decrease) / increase in cash and cash equivalents                                            (159)           16,361
Cash and cash equivalents at beginning of year                                                   3,530             1,880
                                                                                         --------------    --------------

Cash and cash equivalents at end of period                                             $         3,371   $        18,241
                                                                                         ==============    ==============

Taxes paid on income                                                                   $        56,796   $        69,147
Interest paid on debt                                                                           66,706            53,528









SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 1998 and 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 1998 and 1997 were $.1125 per share and $.10 per share, respectively.

NOTE C--INVESTMENT IN LIFE INSURANCE

The Company invests in broad-based corporate owned life insurance. The cash surrender values of the policies, net of policy loans, are included in Other Assets. The net expense associated with such investment is included in Other Costs and Expenses.

NOTE D--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:


                                                         Three months ended                  Nine months ended
         (Thousands of dollars)                              September 30,                      September 30,
                                                     ---------------------------           -----------------------
                                                        1998             1997              1998             1997
                                                     ---------         ---------        ---------         ------
         Dividend and royalty income                   $  601          $     723        $ 2,000           $ 2,591
         Net income (expense) of financing
           and investing activities                       159             (1,693)         3,432               494
         Settlement of environmental matters            3,500                             3,500
         Foreign exchange losses                       (5,482)              (881)       (10,943)           (7,306)

The net income (expense) of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and, in the nine months ended September 30, 1998, the net gain related to the sale of the Company's joint venture interest in American Standox, Inc. The settlement of environmental matters in the third quarter of 1998 resulted from an additional settlement with certain insurance carriers pertaining to environmental related matters similar to those occurring in the fourth quarters of 1997 and 1996.

NOTE E--COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity. The September 30, 1997 and December 31, 1997 financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Total comprehensive income, which includes net income and other comprehensive income, amounted to $93,846,000 and $90,483,000 during the third quarter of 1998 and 1997, respectively, and $217,806,000 and $203,296,000 for the first nine months of 1998 and 1997, respectively.

NOTE F--RECLASSIFICATION

Certain amounts in the 1997 and the nine months ended September 30, 1998 financial statements and footnotes have been reclassified to conform with the third quarter 1998 presentation.

NOTE G--COMPUTATION OF NET INCOME PER COMMON SHARE

                                                                   Three months ended                  Nine months ended
                                                                      September 30,                      September 30,
                                                            ----------------------------------   ---------------------------------
Thousands of dollars, except per share data                     1998                1997             1998               1997
                                                            --------------      --------------   --------------     --------------

Basic
     Average common shares outstanding                        172,162,726         172,333,456      172,544,814        171,984,285
                                                            ==============      ==============   ==============     ==============

     Net income                                           $       100,748     $        99,211  $       225,396    $        215,548
                                                            ==============      ==============   ==============     ==============

     Net income per common share                          $          0.59     $          0.58  $          1.31    $          1.25
                                                            ==============      ==============   ==============     ==============

Diluted
     Average common shares outstanding                        172,162,726         172,333,456      172,544,814        171,984,285
     Non-vested restricted stock grants                           229,367             284,667          238,389            331,022
     Stock options - treasury stock method                        844,910           1,685,068        1,312,691          1,682,514
                                                            --------------      --------------   --------------     --------------

     Average common shares outstanding assuming dilution      173,237,003         174,303,191      174,095,894        173,997,821
                                                            ==============      ==============   ==============     ==============

     Net income                                           $       100,748     $        99,211  $       225,396    $       215,548
                                                            ==============      ==============   ==============     ==============

     Net income per common share                          $          0.58     $          0.57  $          1.29    $          1.24
                                                            ==============      ==============   ==============     ==============


Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 adopted for the quarter ending December 31, 1997. All net income per common share amounts shown for the three months and nine months ended September 30, 1997 have been restated to conform to the provisions of SFAS No. 128. The adoption of SFAS No. 128 increased basic net income per common share by $.01 per common share for the three months and nine months ended September 30, 1997 from the previous method of computing primary net income per common share. There was no effect on diluted net income per common share for either period of 1997.

NOTE H--BUSINESS SEGMENTS

Net External Sales/Operating Profit
-----------------------------------


                                          Three months ended September 30,
                            ---------------------------------------------------------------
Thousands of dollars                    1998                           1997
                            ------------------------------ --------------------------------
                                 NET                           Net
                              EXTERNAL       OPERATING       External       Operating
                                SALES         PROFIT          Sales          Profit
                            --------------  -------------- --------------  --------------

Paint Stores                $     789,298    $     86,977  $     752,360   $      80,786

Coatings                          548,740         107,070        591,246         114,401

Other                               3,393           2,847          2,925           2,963
                            --------------  -------------- --------------  --------------

     Segment totals         $   1,341,431         196,894  $   1,346,531         198,150
                            ==============                 ==============

Corporate expenses-net                            (34,396)                       (35,509)
                                             -------------                   ------------

Income before income taxes                  $     162,498                  $     162,641
                                            ==============                 ==============

                                          Nine months ended September 30,
                            ---------------------------------------------------------------
Thousands of dollars                    1998                             1997
                            -------------------------------- ------------------------------
                                 NET                             Net
                              EXTERNAL         OPERATING       External       Operating
                                SALES           PROFIT          Sales          Profit
                              --------------  -------------- --------------  --------------

Paint Stores                  $   2,130,682   $     168,527  $   2,001,300   $     152,366

Coatings                          1,683,102         295,259      1,779,919         301,145

Other                                 9,579          10,005          8,450           8,888
                              --------------  -------------- --------------  --------------

     Segment totals           $   3,823,363         473,791  $   3,789,669         462,399
                              ==============                 ==============

Corporate expenses-net                             (110,248)                      (109,042)
                                               -------------                   ------------

Income before income taxes                    $     363,543                  $     353,357
                                              ==============                 ==============

=================================================================================================================================

Intersegment Transfers
----------------------


                                       Three months ended September 30,                     Nine months ended September 30,
                                   ----------------------------------------           ------------------------------------------
Thousands of dollars                   1998                      1997                       1998                       1997
                                   --------------            --------------             --------------            --------------
     Coatings                      $     315,776             $     292,961              $     858,457             $     795,557
     Other                                 5,966                     5,366                     17,714                    15,961
                                   --------------            --------------             --------------            --------------

          Segment totals           $     321,742             $     298,327              $     876,171             $     811,518
                                   ==============            ==============             ==============            ==============

=================================================================================================================================


Operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses.

Net external sales and operating profits of consolidated foreign subsidiaries were $138.8 million and $11.3 million, respectively, for the third quarter of 1998 compared to $142.7 million and $16.9 million, respectively, in the third quarter of 1997. For the first nine months of 1998, net external sales and operating profits were $411.8 million and $30.3 million, respectively, and, for the first nine months of 1997, $407.0 million and $39.9 million, respectively. Identifiable assets of these subsidiaries totaled $175.7 million and $204.1 million at September 30, 1998 and 1997, respectively. Domestic operations accounted for the remaining net external sales, operating profits and identifiable assets. Corporate expenses and identifiable assets do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated identifiable assets.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales decreased 0.4 percent in the third quarter and increased
0.9 percent in the first nine months of 1998 over the comparable 1997 periods. Net sales in the Paint Stores Segment increased 4.9 percent in the third quarter and 6.5 percent in the first nine months primarily due to increased paint gallons sold to both retail and wholesale customers, combined with sales gains in each of the remaining product lines (wallcoverings, floorcoverings, spray equipment and associated products). Comparable-store sales were up 2.6 percent in the quarter and 4.4 percent in the first nine months. Net sales in the Coatings Segment decreased 7.2 percent in the third quarter and 5.4 percent year-to-date due principally to weak do-it-yourself coatings sales, poor market conditions in South America and the continuing effects of the 1997 loss of certain coatings, aerosol and detergent business. A soft automotive refinish collision repair market curtailed automotive sales within the Coatings Segment. Revenue generated by real estate operations in the Other Segment increased 16.0 percent in the quarter and 13.3 percent in the first nine months, as vacated space was leased to new tenants, after large declines in 1997 due to the loss of a large tenant in one of its office buildings.

Consolidated gross profit as a percent of sales improved to 43.8 and 43.0 percent for the third quarter and first nine months, respectively, from 43.3 and
42.9 percent for the comparable periods in 1997. The Paint Stores Segment's gross profit margins were higher than last year for the quarter and year-to-date, primarily due to favorable product mix. Gross profit margins in the Coatings Segment were higher than last year for the third quarter and first nine months due primarily to selective selling price increases, favorable effects of the loss of certain lower margin business in 1997, and Paint Stores' volume gains which helped reduce the pressure on gross margins from increased titanium dioxide costs.

Consolidated selling, general and administrative expenses as a percent of sales were 0.6 percentage points unfavorable as compared to last year for the third quarter and were flat to last year for the first nine months. The Paint Stores Segment's third quarter and year-to-date SG&A ratio was slightly higher than last year. SG&A expenses as a percent of sales for the third quarter and first nine months in the Coatings Segment were unfavorable due to the sales shortfall. However, general and administrative cost reductions in the Coatings Segment helped mitigate the effect of the year-to-date sales shortfall.

Interest expense in the third quarter and first nine months was lower than the comparable periods of last year due to the reduction of total debt since the end of September 1997. Average short-term borrowing rates were slightly lower for the third quarter and slightly higher for the nine months than the comparable periods in the prior year.

Other costs and expenses were lower than last year for the quarter due primarily to current year income from the settlement of environmental matters and net income from investing and financing activities versus prior year net expense, partially offset by higher foreign exchange losses. For the first nine months of 1998, other costs and expenses were lower than last year primarily due to the settlement of environmental matters and to increased net income from investing and financing activities resulting partially from the net gain on the sale of the Company's joint venture interest in American Standox, Inc. during the first quarter of 1998. Higher foreign currency exchange losses offset a portion of these favorable variances for the first nine months.

Net income for the third quarter of 1998 increased 1.5 percent over last year to $100,748,000, or $.58 per common share - diluted, from $99,211,000, or $.57 per common share - diluted, in 1997. Year-to-date net income through September 30, 1998 increased 4.6 percent to $225,396,000, or $1.29 per common share - diluted, from $215,548,000, or $1.24 per common share - diluted, in 1997.

FINANCIAL CONDITION
-------------------

During the first nine months of 1998, cash and cash equivalents decreased $0.2 million, net long-term debt decreased $52.0 million and short-term borrowings increased $41.4 million. Short-term borrowings incurred during the nine months relate to the Company's commercial paper program, which had unused borrowing availability of $958.6 million at September 30, 1998. This program is backed by the Company's revolving credit agreements, whose maximum borrowing amount is $1,080.0 million. The increase in short-term borrowings since the end of last year relates to capital expenditures of $108.3 million, cash dividends of $58.4 million and normal operating needs for seasonally higher accounts receivable and inventories. The decrease in long-term debt since December 31, 1997 is primarily due to the payment of a $50.0 million floating rate note during the first quarter.

Since September 30, 1997, cash and cash equivalents decreased $14.9 million, short-term borrowings decreased $139.1 million and net long-term debt decreased $6.9 million. Cash generated by operations during this period of $398.2 million was used for capital expenditures of $150.2 million, payments of cash dividends of $74.9 million, total debt reduction of $146.0 million, and normal working capital needs. The Company expects to remain in a borrowing position throughout 1998.

Capital expenditures during the first nine months of 1998 represented primarily the costs of upgrading or installing point-of-sale terminals at the paint stores, upgrading and installing other computer hardware, and construction, capacity expansion or upgrade of distribution centers and manufacturing facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the third quarter and nine months of 1998, the Company received 2,711 and 35,236 shares, respectively, of its common stock in exchange from the exercise of stock options. During the third quarter and nine months of 1998, the Company acquired 970,000 and 1,970,000 shares, respectively, of its common stock through open market purchases for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company has authorization to purchase an additional 8,030,000 shares of its common stock.

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

YEAR 2000 READINESS
-------------------

The Company is engaged in a company-wide project to prepare its business for the change in date from the year 1999 to 2000. The Company has assembled a Year 2000 project team consisting of Company employees and third party consultants. The goal of the Year 2000 project is to assure that there are no major interruptions in the Company's business operations relating to the transition to the Year 2000. The scope of the Company's Year 2000 project includes (a) identifying and taking appropriate corrective action to remedy the Company's software, hardware and embedded technology, (b) working with key third parties, including financial institutions, customers and suppliers, with which the Company does business electronically to ensure that such business is not adversely affected by the Year 2000, and (c) contacting other key third parties and requesting assurances that such third parties will be Year 2000 compliant. The status of the Year 2000 project is reported regularly to senior management and the Board of Directors.

The Year 2000 project team has implemented a compliance process to address Year 2000 issues in the Company's software and hardware systems and embedded technology consisting of the following nine steps: (1) inventory, (2) risk assessment, (3) prioritization, (4) impact analysis, (5) remediation, (6) testing, (7) certification, (8) deployment, and (9) approval. The Company's mission critical systems have been the project team's top priority. The Company's mission critical systems include systems which are the most essential to the Company to continue its operations without interruption. The Company believes it has completed its compliance process through the impact analysis phase for approximately 83% of its mission critical software and hardware systems, with approximately 50% of its mission critical software and hardware systems having been remediated and 33% currently being remediated. With regard to embedded technology, the Company is currently in the inventory and risk assessment phases to determine how much of such technology is mission critical and how much is non-mission critical. The Company's target for completing its compliance process for all of its mission critical systems is mid-1999. The Company's target for completing its compliance process for its non-mission critical systems is the end of 1999.

The Company is in contact with certain key third parties, including financial institutions, customers and suppliers, with which the Company does business electronically to address potential Year 2000 issues. The Company is directly working with certain key third parties to remediate and test affected systems where practicable. The Company is also in the process of sending surveys to other key third parties requesting information regarding the status of such third parties' Year 2000 readiness. Based upon the responses to these surveys, the Company intends to identify potential critical Year 2000 issues involving key third parties and either resolve those issues or develop contingency plans to the extent practicable.

All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The total cost of the project is expected to be approximately $35 million, of which about $11 million has been spent since the beginning of the project through the end of the third quarter. These costs include costs of internal employees and third party consultants involved in the project and the costs of software and hardware. The Company does not expect these costs and expenses to have a material adverse effect on the Company's financial condition.

While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its Year 2000 project in a timely manner, the Company is in the process of identifying potential major business interruptions that could reasonably likely result from Year 2000 issues and will develop contingency plans designed to address such potential interruptions. The Company may also develop contingency plans designed to generally help protect the Company from unanticipated Year 2000 business interruptions. Contingency plans are anticipated to include, for example, the identification of alternate suppliers, increases in safety levels of raw material and finished goods inventories, and the development of alternate procedures. The Company's contingency plans will be developed and modified over time as it receives better information regarding the Year 2000 status of its systems and embedded technology and third party readiness.

Management's estimates regarding expected completion dates and costs involved in the Company's Year 2000 project are based upon various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their Year 2000 issues, and other factors. While management believes the Company is addressing the Year 2000 issue, there is no guarantee that these estimated completion dates and costs will be achieved. In the event that the estimated completion dates and costs differ materially from the actual completion dates and costs, such could have a materially adverse effect on the Company's financial condition and financial results. In addition, the Company cannot reasonably estimate the impact of Year 2000 on the Company if key third parties, including suppliers, customers, public utilities and governments, are unsuccessful in completing their Year 2000 efforts.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to", "intends to" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. A discussion of these risks, uncertainties and other factors is included in the Company's reports filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

                  (11)     Computation of Net Income Per Common Share - See Note
                           G to Condensed Consolidated Financial Statements
                           (Unaudited).

                  (27)     Financial Data Schedule for the period ended
                           September 30, 1998 (filed herewith).

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated September
                  10, 1998 reporting in Item 5 that the Company issued a press release regarding expected sales and earnings for the third quarter ending September 30, 1998.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE SHERWIN-WILLIAMS COMPANY

November 16, 1998                      By:   /s/ J.L. Ault
                                             -----------------------------------
                                             J.L. Ault
                                             Vice President-Corporate Controller

November 16, 1998                      By:   /s/ L.E. Stellato
                                             -----------------------------------
                                             L.E. Stellato
                                             Vice President, General Counsel and
                                             Secretary

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

(11)              Computation of Net Income Per Common Share - See Note G to
                  Condensed Consolidated Financial Statements (Unaudited).

(27)              Financial Data Schedule for the period ended September 30,
                  1998 (filed herewith).