Form 10-K
period 1998-12-31
SHERWIN WILLIAMS CO
filed 1999-03-10
CIK 89800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                      None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At January 31, 1999, 170,621,431 shares of common stock were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates on January 31, 1999 was $4,338,266,811.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 ("1998 Annual Report") are incorporated by reference into Parts I, II and IV of this report.

    Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The Sherwin-Williams Company, founded in 1866 and incorporated in 1884, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America. As used in this report, the terms
"Sherwin-Williams", "Company" and "Registrant" mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

BASIS OF REPORTABLE SEGMENTS

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", was adopted by the Company effective December 31, 1998. SFAS No. 131 requires an enterprise to report segment information utilizing an approach referred to as the "management approach" which is based on reporting segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. One of the characteristics identified by SFAS No. 131 that must be considered in the determination of reportable segments is the regular review of performance by the enterprise's chief operating decision maker. The Company's chief operating decision maker has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Each reportable segment identified by the Company meets the SFAS No. 131 characteristic for the management approach as well as other SFAS No. 131 characteristics of earning revenue and incurring expenses in carrying out a business activity and making discrete financial information about the business component available to the chief operating decision maker.

     Because of the global, diverse operations of the Company, the chief operating decision maker regularly receives discrete financial information about each operating segment as well as a significant amount of additional financial information about certain aggregated divisions, operating units and subsidiaries of the Company. The chief operating decision maker uses all such financial information for performance assessment and resource allocation decisions. In accordance with the objective of SFAS No. 131, the Company has determined that it is organized as three reportable segments -- Paint Stores, Coatings and Other -- each described in further detail below. Factors considered in determining the three operating segments of the Company include the nature of the business activity, existence of managers responsible for the operating activities and information presented to the Board of Directors. Information about net sales, operating profits and assets attributable to the United States and to all foreign consolidated subsidiaries can be found on pages 10 and 11 of the 1998 Annual Report, which is incorporated herein by reference. Revenues and operating profits attributable to any individual country outside the United States are not material.

     In addition to the three operating segments, the Company and certain consolidated subsidiaries have corporate headquarters which are not considered an operating segment. Corporate expenses include administrative expenses of the headquarters sites, interest expense which is unrelated to real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt and other financing activities, certain provisions for disposition and environmental-related matters, and other expenses which are not directly associated with any operating segment. Corporate assets consist primarily of cash, investments, deferred pension assets and headquarters property, plant and equipment. These Corporate expenses and assets reconcile operating segment data to total consolidated income before income taxes, identifiable assets, capital expenditures and depreciation.

     The Company evaluates the performance of operating segments and allocates resources based on profit or loss from operations before income taxes, excluding Corporate expenses and financing gains and losses. Intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales. Operating profit includes realized profit on intersegment transfers. The accounting policies of the reportable segments are the same as those described in Note 1 -- Significant Accounting Policies on page 24 of the 1998 Annual Report, which is incorporated herein by reference. The adoption of SFAS No. 131 did not change the composition of the reportable segments of the Company. Therefore, no restatements of comparative information for earlier periods is required to reflect the current presentation.

PAINT STORES SEGMENT

     The Paint Stores Segment consists of four geographically divided divisions -- Eastern, Southeastern, Mid Western and South Western -- each having the same business activity of selling identical national and similar regional products through company-operated specialty paint stores to the same types of customers. The Segment consisted of 2,254 stores in the United States, Canada and Puerto Rico on December 31, 1998. A map on the inside back cover of the 1998 Annual Report shows the approximate geographical separation of each division and the number of paint stores in each state, province and Puerto Rico.

     The Paint Stores Segment is the exclusive North American marketer and seller of Sherwin-Williams(R) branded architectural coatings, industrial maintenance and marine products, industrial original equipment manufacturer
(OEM) product finishes and related items produced by the Coatings Segment. In addition, this Segment markets and sells Con-Lux(R), Old Quaker(TM), Mercury(TM), Brod Dugan(TM), Pro-Line(R), SeaGuard(R), JetGlo(R), AcryGlo(R), other control-branded coatings, and related products also manufactured by the Coatings Segment. Complementary coatings and associated products manufactured by third parties are sold through the Paint Stores Segment to complete its product offering.

     Paint, applicators, wallcoverings, floorcoverings, spray equipment and associated products are marketed and sold by store personnel and direct sales representatives to the do-it-yourself customer, professional painting contractor, home builder, property manager, industrial maintenance and marine customer, aviation market, OEM customer, and product finishing job shop customer. The loss of any single customer would not have a material adverse effect on the business of this Segment.

     During 1998, the Segment opened 59 net new stores, remodeled 67 and relocated 40. There were 39 net new stores opened in 1997 and 23 in 1996. Many new national and regional architectural products, industrial maintenance and marine products and industrial OEM product finishes were introduced by this Segment in 1998. This Segment was successful in obtaining thousands of new customers and contracts in 1998.

     The stores were technologically enhanced in 1998 with the completion of a satellite network which electronically links all stores. Stores now have the capability of sharing perpetual inventory information for better product availability and consistent pricing for national and regional customers. Over $27.9 million in capital expenditures were made in 1998 by the Paint Stores Segment to open new stores, remodel existing facilities, purchase productivity improving equipment and complete the satellite network project.

     In 1999, the Segment plans to open approximately 65 net new stores, continue to introduce new technologically leading products and capture further enhancements from the satellite network project. Upgraded computers will improve the color matching and tinting processes, improving customer service. Expanded use of the Internet at the Segment's new web site, www.sherwin-williams.com, will enable customers and vendors to get information and conduct business electronically. A new architectural product under the brand Duration(TM) will be introduced in the spring of 1999. This will be the Paint Stores Segment's finest exterior latex house paint and will provide exceptional durability and protection against peeling and cracking. To further extend the WoodClassics(TM) interior wood finishing system, a low odor, fast drying, waterborne varnish is being added to this line. Two additional primers are being added to the highly successful Preprite(TM) family of primers. Low Temp 35(TM) primer and caulk will also be added and provide extensions to the leading low temperature technology product line. In all, over 50 new products will be introduced into the market this year by this Segment.

     A new advertising campaign has been developed and will begin airing in the second quarter of 1999. This campaign capitalizes on the strong brand name recognition and quality perception inherent in the Sherwin-Williams name. It will focus on the store rather than any individual product, be more attractive to female customers who are the primary paint buying decision makers, and be skewed to a younger audience who comprise the highest percentage of do-it-yourself customers. The campaign theme is "Ask How, Ask Now, Ask Sherwin-Williams". This advertising campaign continues the successful "Ask Sherwin-Williams" theme introduced 16 years ago.

COATINGS SEGMENT

     The Coatings Segment consists of domestic operating units and foreign operations. Each domestic and foreign operating unit manufactures, distributes and sells coatings and other similar products to the same types of customers. At December 31, 1998, the Segment consisted of a network of 119 company-operated wholesale automotive branches in the United States and 144 foreign stores and branches in Canada, Mexico, Jamaica, Chile and Brazil. A map on the inside back cover of the 1998 Annual Report shows the geographical demographics and the number of stores and branches in each state, province or country.

     The Coatings Segment develops, manufactures and distributes architectural paint, stains, varnishes, industrial maintenance products, product finishes, marine coatings, aviation coatings, wood finishing products, paint applicators, motor vehicle finish, refinish and touch-up products, corrosion inhibitors, and paint-related products worldwide. In addition, a wide variety of cleaning products and custom, industrial and automotive aerosols are filled, packaged, distributed and sold by this Segment throughout the world. The Coatings Segment employs a wide variety of trade names and trademarks worldwide in pursuit of its business. Sherwin-Williams(R), Dutch Boy(R), Krylon(R), Minwax(R), Ronseal(TM), Cuprinol(R), Thompson's(R), Formby's(R), Red Devil(R), Kem-Tone(R), Martin Senour(R), Pratt & Lambert(R), H&C(R), White Lightning(R), Western(R), Dupli-Color(R), Rust Tough(R), Rubberset(R), Sprayon(R), Moly-White(R), Cello(R), Tri-Flow(TM), Colorgin(TM), Globo(TM), Andina(TM), Lazzuril(TM), Excelo(TM), and Marson(TM) are some of the trade names and trademarks that have high national and international customer recognition and collectively contribute significantly to the internal and external sales of the Coatings Segment.

     In North America, Sherwin-Williams(R) branded and other control-branded architectural coatings, stains, varnishes, industrial maintenance products, wood finishing products, product finishes, marine coatings, aviation coatings, paint applicators, aerosols, adhesives and related products are manufactured solely for the Paint Stores Segment. Approximately 35 percent of the total sales of the Coatings Segment in 1998 represented products sold through the Paint Stores Segment. Sherwin-Williams(R) branded and other control-branded automotive finish and refinish products are distributed throughout North America solely by the Coatings Segment through its network of wholesale automotive branches.

     Some other branded and private label coatings, stains, varnishes, wood finishing products, motor vehicle finish, refinish and touch-up products, paint applicators, aerosols and related products are manufactured for and distributed through many of the leading regional, national and international mass merchandisers, home centers, independent dealers, automotive chains, automotive jobbers, industrial maintenance distributors, independent jobbers, wholesale distributors, automotive body shops, automotive dealerships, fleet owners and refinishers, production shops, body builders and manufacturers requiring a factory-applied finished product. Sales and marketing of these branded and private label products is performed by a direct sales staff. The products distributed through these third party customers are intended for purchase by the ultimate end-user of the product, such as the do-it-yourself customer, professional painter, contractor, and industrial and commercial maintenance account. Cleaning products and custom, industrial and automotive aerosols produced by this Segment are distributed through the homecare products, institutional, insecticide and industrial markets.

     Outside North America, coatings, motor vehicle refinish products, paint applicators, aerosols, adhesives and related products are manufactured under a number of different brands and sold through various marketing channels. The Coatings Segment manufactures, distributes and sells its products through wholly-owned subsidiaries, joint ventures and licensees of technology, trademarks and trade names. At December 31, 1998, this Segment included 23 foreign wholly-owned subsidiaries in 12 foreign countries, three foreign joint ventures and 16 licensing agreements in 15 foreign countries. The majority of the sales from licensees and subsidiaries is in South America, the Segment's most important international market.

     The Coatings Segment has sales to certain customers that, individually, may be a significant portion of an operating unit's revenues. However, the loss of any single customer would not have a material adverse effect on the overall business of the Segment. All of the Company's technical expenditures occurred in the Coatings Segment. A brief description of technical expenditures and amounts spent for research and development appear on page 24 of the 1998 Annual Report, which is incorporated herein by reference. Most of the Company's capital expenditures related to ongoing environmental compliance measures are incurred by this Segment.

     During 1998, the Coatings Segment's operations and administration was affected by the consolidation of the Consumer Brands, Coatings, Transportation Services and Diversified Brands Divisions. The consolidation was precipitated from customer expectations for improved service, the necessity to lower operating costs, the need to invest in additional advertising/promotional support for high market share brands and the need for additional field service personnel to support the customers' business. The majority of the consolidation effort was completed by year-end and a new sales and marketing organization has been established to provide proper focus to the key brands as well as this Segment's large, diverse customer base. The Coatings Segment performed below expectations in 1998 in its Dutch Boy(R) and Thompsons(R) retail brands although certain other brands and markets performed well. The Minwax(R) brand met expectations and the automotive products sold directly to body shop customers exceeded expectations. The automotive topcoat business expanded its original equipment manufacturer presence, particularly in the in-mold coatings and the interior coatings business, with the Hydro-One(TM) and Hydro-Swade(TM) product lines. Quality and service improvements in the product finishes business unit translated into improved financial results for 1998.

     The business climate throughout South America was difficult in 1998 causing business rationalization of certain operations to occur. Consolidation of production from facilities acquired in 1997 to previously existing manufacturing facilities occurred in Chile. A resin plant for emulsions was put into operation at the Sao Paulo, Brazil manufacturing site to reduce the costs of selected raw materials. Portions of other Brazilian manufacturing facilities were closed temporarily to contain production costs until the economies begin to improve and previous production capacity needs are once again required. In spite of the harsh economic climate, most foreign operations managed to increase market share and solidify their market positions.

     In 1999, new products will be introduced to improve market penetration at our core customers. A new line of waterbase interior stains and an aerosol stain will be introduced under the Minwax(R) brand. Automotive aerosol products will be added such as truck bed, hi-heat and engine enamel products. The Segment will increase advertising and promotional support for the Thompson's(R) brand wood protector, stains and toners. All paint category products under the Dutch Boy(R) private label and licensed brands will receive added support and commitment from the field service/merchandising organization. The Coatings Segment plans to improve its penetration and support at certain customers with increased service and plans to pursue new distribution with focused direct advertising initiatives of brands and product categories. The Segment will continue to pursue and develop new international business in order to better compete on a global basis and to continue to grow market share. Genesis(TM) high solids urethane systems for heavy truck and bus application for original equipment manufacturers will be launched during the second quarter of 1999.

     Internationally in 1999, the less-than-favorable economic conditions in South America are expected to continue, making cost reductions a focal point of the business. Selling prices will be increased where it makes sense and where our competitive position will not be compromised. Additionally, new product introductions, repositioning of product lines, entry into new markets and a broadening of distribution will be necessary to achieve planned goals. Further reduction of manufacturing and administrative costs in Brazil and Chile is necessary. Consolidation of manufacturing and administrative functions of acquired businesses in these two countries will help reduce costs.

OTHER SEGMENT

     The Other Segment is responsible for the acquisition, development, leasing and management of properties for use by the Company and others, generally within the United States. Obtaining real estate in the proper location, at the appropriate cost, is a critical component for achieving the desired operating success, particularly for paint stores and distribution service centers. Sales are represented by external leasing revenue and intersegment transfers which are accounted for at values comparable to normal unaffiliated customer leasing rates.

     At the end of 1998, there were 221 retail properties owned or leased by this Segment, representing over 1,859,000 square feet of space, of which 218 locations were leased to the Paint Stores Segment. Retail properties which are conducive to the sale of paint and associated products and where external rental opportunities can be profitably operated are maintained by this Segment. Such properties include 135 freestanding buildings, for exclusive use by the Paint Stores Segment, and 86 multi-tenant properties. Multi-tenant properties are usually smaller "strip" shopping centers with adequate parking and, generally, the paint store will be located at the end of the shopping area for the most convenient access. The paint store must be easily accessible to professional painters and contractors with sufficient access to pickup and delivery areas. In 1999, the Segment does not anticipate significant growth in the number of owned retail properties needed by the Paint Stores Segment. The occupancy rate for external retail space was 80.5 percent at December 31, 1998.

     In addition to the Segment's retail properties, at the end of 1998 there were 22 owned and 2 leased non-retail properties consisting of office buildings, distribution service centers, idle manufacturing facilities and vacant land. Occasionally, such properties are acquired or developed to provide the lowest cost alternative for expansion of distribution operations by the Coatings Segment. Locations that have been utilized profitably in the past which can no longer contribute to the Company's future plans are offered for sale or lease. If a location is no longer in usable condition, all buildings on the property are razed and the vacant land is then offered for sale or lease. During 1998, buildings on two such properties were completely demolished and the first phase of a demolition plan was completed on a third property. Sales agreements are currently being pursued for three facilities with anticipated sale dates in 1999. Gains and losses from the sale of property is not a significant operating factor utilized by the chief operating decision maker in determining the performance of this Segment. Additional facilities will become part of the Other Segment's assets in 1999 as manufacturing ceases. The occupancy rate for external non-retail office space was 91.2 percent at December 31, 1998.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     Raw materials and fuel supplies are generally available from various sources in sufficient quantities that the Coatings Segment does not anticipate any significant sourcing problems during 1999. There are sufficient suppliers of each product purchased for resale that the Paint Stores Segment and the Coatings Segment do not anticipate any significant sourcing problems during 1999.

SEASONALITY

     The majority of the sales for the Paint Stores Segment and Coatings Segment traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Other Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of trademarks and trade names collectively contribute significantly to the sales of the Company. The Paint Stores Segment is identified with names such as Sherwin-Williams(R), SuperPaint(R), Pro Mar(R), EverClean(R), Glas-Clad(R), Perma-Clad(R), Old Quaker(TM), Pro-Line(R), SeaGuard(R), JetGlo(R), AcryGlo(R), Con-Lux(R), Mercury(TM) and Brod-Dugan(TM). The Coatings Segment employs a variety of trade names and trademarks in marketing its products, such as Sherwin-Williams(R), Thompson's(R), Dutch Boy(R), Kem-Tone(R), Martin Senour(R), Cuprinol(R), Pratt & Lambert(R), Globo(TM), Andina(TM), H&C(R), Lazzuril(TM), Excelo(TM), Western(R), Colorgin(TM), Rubberset(R), Dupli-Color(R), Rust Tough(R), Sprayon(R), Minwax(R), White Lightning(R), Krylon(R), Cello(R), Moly-White(R), Formby's(R), Red Devil(R), Tri-Flow(TM), Marson(TM) and Ronseal(TM).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole, the international operations of the Coatings Segment derive a portion of their income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint and coatings products through 1999.

COMPETITION

     The Company experiences competition from many local, regional, national and international competitors of various sizes in the manufacture, distribution and sale of its coatings and related products. The Company is a leading manufacturer and retailer of coatings and related products to professional, industrial, commercial and retail customers, however, the Company's competitive position varies for its different products and markets. In the Paint Stores Segment, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, service and price determine the competitive advantage for this Segment. In the Coatings Segment, competitors include manufacturers and distributors of branded and private labeled coatings products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for this Segment.

EMPLOYEES

     The Company employed 24,822 persons at December 31, 1998.

ENVIRONMENTAL COMPLIANCE

     For additional information regarding environmental matters, see pages 13 and 14 of the 1998 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 24, 26 and 29, respectively, of the 1998 Annual Report, which is incorporated herein by reference.

SEGMENT INFORMATION AND FOREIGN OPERATIONS

     For additional information regarding the Company's reportable segments and foreign operations, see the financial table and the notes thereto on pages 10 and 11 of the 1998 Annual Report, which is incorporated herein by reference. Additional information regarding risks attendant to foreign operations is set forth on pages 14 and 16 of the 1998 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Reportable Segment Information" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risks and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the impact of the Year 2000; the outcome of pending and future litigation and other claims; and unusual weather conditions.

     Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located in Cleveland, Ohio. The Company's principal manufacturing and distribution facilities operated by the Coatings Segment are located as set forth below. The Company believes its manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

Manufacturing facilities
------------------------
Arlington, Texas                             Owned    Memphis, Tennessee                           Leased
Baltimore, Maryland                          Owned    Memphis, Tennessee                           Owned
Bedford Heights, Ohio                        Owned    Morrow, Georgia                              Owned
Chicago, Illinois                            Owned    Olive Branch, Mississippi                    Owned
Clifton, New Jersey                          Owned    Ontario, California                          Leased
Coffeyville, Kansas                          Owned    Orlando, Florida                             Owned
Columbus, Ohio                               Owned    Richmond, Kentucky                           Owned
Crisfield, Maryland                          Leased   Rockford, Illinois                           Leased
Deshler, Ohio                                Owned    San Diego, California                        Leased
Edison, New Jersey                           Owned    Spartanburg, South Carolina                  Leased
Elk Grove, Illinois                          Owned    Victorville, California                      Owned
Emeryville, California                       Owned    Wichita, Kansas                              Owned
Ennis, Texas                                 Leased   Arica, Chile                                 Owned
Flora, Illinois                              Owned    Buenos Aires, Argentina                      Owned
Fort Wayne, Indiana                          Leased   Fort Erie, Ontario, Canada                   Owned
Fountain Inn, South Carolina                 Owned    Kingston, Jamaica                            Owned
Garland, Texas                               Owned    Mexico City, Mexico                          Owned
Greensboro, North Carolina (2)               Owned    Quilpue, Chile                               Leased
Harrisburg, Pennsylvania                     Leased   Santiago, Chile (2)                          Owned
Havre de Grace, Maryland                     Owned    Sao Paulo, Brazil (5)                        Owned
Holland, Michigan                            Owned    Sheffield, England                           Owned
Lawrenceville, Georgia                       Owned    Texcocco, Mexico                             Owned

Distribution facilities
---------------------
Bedford Heights, Ohio                        Leased   Buenos Aires, Argentina                      Owned
Buford, Georgia                              Leased   Kingston, Jamaica                            Owned
Cranberry Run, Maryland                      Leased   Mexico City, Mexico                          Owned
Dayton Valley, Nevada                        Owned    Moncton, Nova Scotia, Canada                 Leased
Effingham, Illinois                          Leased   Montreal, Quebec, Canada                     Owned
Fredericksburg, Pennsylvania                 Owned    San Juan, Puerto Rico                        Leased
Indianapolis, Indiana                        Leased   Santiago, Chile                              Leased
Reno, Nevada                                 Leased   Santiago, Chile (2)                          Owned
Reno, Nevada                                 Owned    Sao Paulo, Brazil (5)                        Owned
Richmond, Kentucky                           Owned    Scarborough, Ontario, Canada                 Owned
Waco, Texas                                  Leased   Vaughan, Ontario, Canada                     Leased
Winter Haven, Florida                        Owned    Zaragoza, Mexico                             Owned

     In addition, the Coatings Segment included 119 company-operated wholesale automotive branches, of which one was owned, in the United States and 144 leased company-operated stores and branches in Canada, Mexico, Chile, Brazil and Jamaica at December 31, 1998.

     The operations of the Paint Stores Segment included 2,254 company-operated stores in the United States, Canada and Puerto Rico at December 31, 1998. All stores are leased locations with 218 being leased from the Company's Other Segment. The Paint Stores Segment is divided into four separate operating divisions, each of which is responsible for the stores located within its geographical region. At the end of 1998, the Mid Western Division operated 628 stores primarily located in the midwestern and upper west coast states and western Canada, the Eastern Division operated 468 stores along the upper east coast and New England states and eastern Canada, the Southeastern Division operated 603 stores principally covering the lower east and gulf coast states and Puerto Rico, and the South Western Division operated 555 stores in the plains and the lower west coast states. The Paint Stores Segment opened 59 net new stores in 1998 and relocated 40.

     All property within the Other Segment is owned by the Company except for four land leases and two warehouse leases.

     For additional information regarding real property leases, see Note 8 of the Notes to Consolidated Financial Statements on page 29 of the 1998 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding environmental matters and other legal proceedings, see pages 13 and 14 of the 1998 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 24, 26 and 29, respectively, of the 1998 Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is information regarding the Executive Officers at February 28, 1999.

             Name                  Age                   Present Position
             ----                  ---                   ----------------
John G. Breen                      64     Chairman and Chief Executive Officer, Director
Thomas A. Commes                   56     President and Chief Operating Officer, Director
Larry J. Pitorak                   52     Senior Vice President -- Finance, Treasurer and
                                          Chief Financial Officer
John L. Ault                       53     Vice President -- Corporate Controller
Christopher M. Connor              42     President, Paint Stores Group
Michael A. Galasso                 51     President & General Manager, Automotive
                                          Division
Thomas E. Hopkins                  41     Vice President -- Human Resources
Conway G. Ivy                      57     Vice President -- Corporate Planning and
                                          Development
Joseph M. Scaminace                45     President, Consumer Group
Louis E. Stellato                  48     Vice President, General Counsel and Secretary

     Mr. Breen has served as Chairman and Chief Executive Officer since June 1986 and has served as a Director since April 1979.

     Mr. Commes has served as President and Chief Operating Officer since June 1986 and has served as a Director since April 1980. Mr. Commes intends to retire on March 16, 1999.

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

     Mr. Ivy has served as Vice President -- Corporate Planning and Development since April 1992.

     Mr. Scaminace has served as President, Consumer Group since July 1998 prior to which he served as President & General Manager, Coatings Division commencing June 1997. From April 1994 to June 1997, Mr. Scaminace served as President & General Manager, Automotive Division prior to which he served as President & General Manager, Diversified Brands Division commencing September 1985.

     Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sherwin-Williams common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 1999 was 11,858. Information regarding market prices and dividend information with respect to Sherwin-Williams common stock is set forth on page 35 of the 1998 Annual Report under the caption entitled "Quarterly Stock Prices and Dividends," which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
(Millions of Dollars, except per share data)

                               1998     1997     1996(a)     1995(b)     1994(b)
---------------------------------------------------------------------------------
OPERATIONS
Net Sales                     $4,934   $4,881   $   4,133   $   3,274   $   3,100
Net Income                       273      261         229         201         187
FINANCIAL POSITION
Total assets                  $4,065   $4,036   $   2,995   $   2,141   $   1,962
Long-term debt                   730      844         143          24          20
PER COMMON SHARE DATA
Net income -- basic(c)        $ 1.58   $ 1.51   $    1.34   $    1.18   $    1.08
Net income -- diluted(c)        1.57     1.50        1.33        1.17        1.07
Cash dividends                   .45      .40         .35         .32         .28

(a) Pre-acquisition amounts for Thompson Minwax Holding Corp., acquired on January 7, 1997 using the purchase method of accounting, are not included. Therefore, amounts are not comparable to 1997 and beyond. See Note 2 of the Notes to Consolidated Financial Statements on page 25 of the 1998 Annual Report, which is incorporated herein by reference, for further acquisition and merger information.

(b) Pre-acquisition amounts for Thompson Minwax Holding Corp. and Pratt & Lambert United, Inc., acquired on January 7, 1997 and January 10, 1996, respectively, using the purchase method of accounting, are not included. Therefore, amounts are not comparable to 1996 and beyond. See Note 2 of the Notes to

    Consolidated Financial Statements on page 25 of the 1998 Annual Report, which is incorporated herein by reference, for further acquisition and merger information.

(c) Amounts reflect adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective December 31, 1997. All amounts shown for periods prior to adoption have been restated. See Note 1 and Note 15 of the Notes to Consolidated Financial Statements on pages 24 and 33, respectively, of the 1998 Annual Report, which are incorporated herein by reference, for further per share information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 12 through 17 of the 1998 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this item is set forth on page 14 of the 1998 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 of the Notes to Consolidated Financial Statements on page 24 of the 1998 Annual Report, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 20 through 33 of the 1998 Annual Report under the captions entitled "Statements of Consolidated Income," "Consolidated Balance Sheets," "Statements of Consolidated Cash Flows," "Statements of Consolidated Shareholders' Equity," and "Notes to Consolidated Financial Statements," which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 14 of the Notes to Consolidated Financial Statements on pages 32 and 33 of the 1998 Annual Report, which is incorporated herein by reference. The Report of Independent Auditors is set forth on page 12 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors is set forth under the caption entitled "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

     The information regarding Executive Officers is set forth under the caption entitled "Executive Officers of the Registrant" in Part I of this report, which is incorporated herein by reference.

     The information regarding certain significant employees is set forth under the captions entitled "Corporate Officers" and "Operating Managers" in the Proxy Statement, which is incorporated herein by reference.

     The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 7 through 17 of the Proxy Statement and under the captions entitled "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements
              The following consolidated financial statements of the Company included in the 1998 Annual Report are incorporated by reference in
              Item 8. The Report of Independent Auditors is set forth on page 12 of this report.
              (i)     Statements of Consolidated Income for the years ended
                      December 31, 1998, 1997 and 1996 (page 20 of the 1998 Annual
                      Report)
              (ii)    Consolidated Balance Sheets at December 31, 1998, 1997 and
                      1996 (page 21 of the 1998 Annual Report)
              (iii)   Statements of Consolidated Cash Flows for the years ended
                      December 31, 1998, 1997 and 1996 (page 22 of the 1998 Annual
                      Report)
              (iv)    Statements of Consolidated Shareholders' Equity for the
                      years ended December 31, 1998, 1997 and 1996 (page 23 of the
                      1998 Annual Report)
              (v)     Notes to Consolidated Financial Statements for the years
                      ended December 31, 1998, 1997 and 1996 (pages 24 through 33 of the 1998 Annual Report)
       (2)    Financial Statement Schedule
                      Schedule No. II -- Valuation and Qualifying Accounts and
                      Reserves for the years ended December 31, 1998, 1997 and
                      1996 is set forth on page 12 of this report. All other
                      schedules for which provision is made in the applicable
                      accounting regulations of the Securities and Exchange
                      Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
       (3)    Exhibits
                      See the Exhibit Index on page 15 of this report.

(b) Reports on Form 8-K -- The Company filed a Current Report on Form 8-K, dated November 6, 1998, reporting under Item 5 that T.A. Commes, President and Chief Operating Officer and a member of the Board of Directors of the Company, intends to retire in the spring of 1999.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 1998, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 25, 1999

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

     Changes in the allowance for doubtful accounts are as follows:

                                                              1998        1997        1996
--------------------------------------------------------------------------------------------
Beginning balance                                           $ 26,891    $ 22,631    $ 15,154
Bad debt expense                                              15,176      15,741      19,095
Net uncollectible accounts written off                       (16,674)    (11,481)    (11,618)
--------------------------------------------------------------------------------------------
Ending balance                                              $ 25,393    $ 26,891    $ 22,631
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

Activity related to other asset reserves:
                                                              1998        1997        1996
--------------------------------------------------------------------------------------------
Beginning balance                                           $153,580    $111,921    $ 83,897
Charges to expense                                            52,103      49,499      28,838
Other additions (deductions)                                  (2,077)     (7,840)       (814)
--------------------------------------------------------------------------------------------
Ending balance                                              $203,606    $153,580    $111,921
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     Charges to expense consist primarily of amortization of goodwill and intangibles. Other additions (deductions) consist primarily of actual costs incurred and balance sheet reclassifications and, in 1997, removal of fully-amortized items.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 1999.

                                             THE SHERWIN-WILLIAMS COMPANY

                                             By: /s/ L. E. STELLATO
                                               ---------------------------------
                                                    L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 10, 1999.


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

* J. M. BIGGAR                                               Director
-----------------------------------------------------------
  J. M. Biggar

* J. C. BOLAND                                               Director
-----------------------------------------------------------
  J. C. Boland

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

By: /s/ L. E. STELLATO                                       March 10, 1999
-----------------------------------------------------------
        L. E. Stellato, Attorney-in-fact

                                 EXHIBIT INDEX

 3.   (a)  Amended Articles of Incorporation, as amended April 25,
           1997, filed as Exhibit 3(i) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
      (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No.
           1, dated April 29, 1988, to Form S-8 Registration Statement
           Number 2-91401, and incorporated herein by reference.
 4. (a) Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form
           S-3 Registration Statement 333-01093, dated February 20,
           1996, and incorporated herein by reference.
      (b) 364-Day Revolving Credit Agreement, dated January 3, 1997, between the Company, Texas Commerce Bank National
           Association, as Administrative Agent, The Chase Manhattan
           Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 99.2 to Form 8-K, dated January 7, 1997, and incorporated herein by reference.
      (c)  Amendment No. 2 to 364-Day Revolving Credit Agreement, dated
           January 1, 1999, between the Company, Texas Commerce Bank
           National Association, as Administrative Agent, The Chase
           Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto
           (filed herewith).
      (d) Five Year Revolving Credit Agreement, dated January 3, 1997, between the Company, Texas Commerce Bank National
           Association, as Administrative Agent, The Chase Manhattan
           Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 99.1 to Form 8-K, dated January 7, 1997, and incorporated herein by reference.
      (e) Amendment No. 2 to Five Year Revolving Credit Agreement, dated January 3, 1999, between the Company, Texas Commerce
           Bank National Association, as Administrative Agent, The
           Chase Manhattan Bank, as Competitive Advance Facility Agent, and the financial institutions which are signatories thereto
           (filed herewith).
      (f) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as
           Exhibit 4(b) to Form S-3 Registration Statement Number
           33-6626, dated June 20, 1986, and incorporated herein by reference.
      (g)  Rights Agreement between the Company and The Bank of New
           York, as successor Rights Agent to KeyBank National
           Association, dated April 23, 1997, filed as Exhibit 1 to
           Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.  *(a)  Form of Director and Corporate Officer Indemnity Agreement
           filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     *(b)  Employment Agreements with J.G. Breen, T.A. Commes and C.G.
           Ivy filed as Exhibit 28(b) to Form S-3 Registration
           Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.
     *(c)  Amendments to Employment Agreements with J.G. Breen, T.A.
           Commes and C.G. Ivy filed as Exhibit 10(c) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995, and incorporated herein by reference.
     *(d)  Agreement (covenant not to compete), dated November 13,
           1999, between the Company and T.A. Commes (filed herewith).

     *(e) Forms of Severance Pay Agreements, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(f) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in
           Exhibit 10(e) filed as Exhibit 10 to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1998, and incorporated herein by reference.
     *(g)  The Sherwin-Williams Company Deferred Compensation Savings
           Plan filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(h)  Amendment No. 1 to The Sherwin-Williams Company Deferred
           Compensation Savings Plan filed as Exhibit 10(f) to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     *(i)  The Sherwin-Williams Company Key Management Deferred
           Compensation Plan (1994 Amendment and Restatement) filed as
           Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     *(j)  Form of Executive Disability Income Plan filed as Exhibit
           10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(k) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(l)  Form of The Sherwin-Williams Company Management Compensation
           Program filed as Exhibit 10(l) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.
     *(m) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 23, 1997, filed as
           Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(n)  The Sherwin-Williams Company 1997 Stock Plan for Nonemployee
           Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(o)  The Sherwin-Williams Company Director Deferred Fee Plan
           (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(p)  Split-Dollar Agreement, dated March 25, 1996, among the
           Company, National City Bank and John G. and Mary Breen filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
     *(q) The Sherwin-Williams Company Estate Protection Plan Trust, dated November 15, 1996, between the Company and National
           City Bank filed as Exhibit 10(r) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
13. Portions of the 1998 Annual Report to Shareholders incorporated herein by reference (filed herewith).
21.        Subsidiaries (filed herewith).
23. Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
24.        Powers of Attorney (filed herewith).
27.        Financial Data Schedule.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.