Form 10-Q
period 1999-03-31
SHERWIN WILLIAMS CO
filed 1999-05-17
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______ to ______



Commission file number 1-4851



                          THE SHERWIN-WILLIAMS COMPANY
             (Exact name of registrant as specified in its charter)



                    OHIO                                                                34-0526850
      (State or other jurisdiction of                                                (I.R.S. Employer
        incorporation or organization)                                              Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                                             44115-1075
  (Address of principal executive offices)                                              (Zip Code)


                                 (216) 566-2000
               (Registrant's telephone number including area code)



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

Common Stock, $1.00 Par Value - 170,099,266 shares as of April 30, 1999.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                            Three months ended March 31,
                                                          --------------------------------
                                                             1999                   1998
                                                             ----                   ----
Net sales                                                 $ 1,127,867           $ 1,104,147

Costs and expenses:
    Cost of goods sold                                        650,781               649,208
    Selling, general and administrative expenses              411,613               394,222
    Interest expense                                           15,770                18,587
    Interest and net investment income                         (1,692)               (1,308)
    Other                                                       4,949                 2,796
                                                          -----------           -----------
                                                            1,081,421             1,063,505
                                                          -----------           -----------

Income before income taxes                                     46,446                40,642

Income taxes                                                   17,649                15,444
                                                          -----------           -----------

Net income                                                $    28,797           $    25,198
                                                          ===========           ===========


Net income per common share:
     Basic                                                $      0.17           $      0.15
                                                          ===========           ===========

     Diluted                                              $      0.17           $      0.14
                                                          ===========           ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                              MARCH 31,              Dec. 31,              March 31,
                                                                1999                   1998                  1998
                                                                ----                   ----                  ----
ASSETS
Current assets:
  Cash and cash equivalents                                  $     3,503           $    19,133           $     2,734
  Accounts receivable, less allowance                            652,430               604,516               638,694
  Inventories:
    Finished goods                                               575,196               568,328               639,224
    Work in process and raw materials                            109,193               114,195               128,968
                                                             -----------           -----------           -----------
                                                                 684,389               682,523               768,192
  Other current assets                                           274,802               241,118               269,672
                                                             -----------           -----------           -----------
         Total current assets                                  1,615,124             1,547,290             1,679,292

Goodwill                                                       1,060,017             1,123,128             1,151,789
Intangible assets                                                286,817               291,715               305,775
Deferred pension assets                                          310,944               304,006               282,282
Other assets                                                      77,471                80,466                71,866

Property, plant and equipment                                  1,444,533             1,440,244             1,389,736
  Less allowances for depreciation and amortization              737,790               721,387               686,929
                                                             -----------           -----------           -----------
                                                                 706,743               718,857               702,807
                                                             -----------           -----------           -----------
Total assets                                                 $ 4,057,116           $ 4,065,462           $ 4,193,811
                                                             ===========           ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                      $   160,719                                 $   280,752
  Accounts payable                                               415,353           $   408,144               454,830
  Compensation and taxes withheld                                105,549               125,698                91,521
  Current portion of long-term debt                              160,683               118,178                53,979
  Other accruals                                                 403,657               383,149               376,183
  Accrued taxes                                                   91,210                76,804                53,778
                                                             -----------           -----------           -----------
         Total current liabilities                             1,337,171             1,111,973             1,311,043


Long-term debt                                                   629,124               730,283               791,673
Postretirement benefits other than pensions                      206,218               204,763               201,269
Other long-term liabilities                                      290,662               302,503               280,599

Shareholders' equity:
  Common stock - $1.00 par value:
    170,052,428, 171,033,231 and 173,700,341 shares
    outstanding at March 31, 1999, Dec. 31, 1998
    and March 31, 1998, respectively                             206,030               205,701               205,360
  Other capital                                                  146,933               143,686               131,255
  Retained earnings                                            1,806,360             1,797,945             1,608,581
  Treasury stock, at cost                                       (419,890)             (386,465)             (302,311)
  Cumulative other comprehensive loss                           (145,492)              (44,927)              (33,658)
                                                             -----------           -----------           -----------
Total shareholders' equity                                     1,593,941             1,715,940             1,609,227
                                                             -----------           -----------           -----------
Total liabilities and shareholders' equity                   $ 4,057,116           $ 4,065,462           $ 4,193,811
                                                             ===========           ===========           ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                       1999                1998
                                                                       ----                ----
OPERATIONS
Net income                                                          $  28,797           $  25,198
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                       24,903              23,197
    Amortization of goodwill and intangible assets                     12,530              12,427
    Increase in deferred pension assets                                (6,938)             (6,000)
    Net increase in postretirement liability                            1,455               1,430
    Other                                                               5,515               5,761
Change in current assets and liabilities-net                          (82,095)           (121,164)
Other                                                                   5,098              (8,336)
                                                                    ---------           ---------

Net operating cash                                                    (10,735)            (67,487)

INVESTING
Capital expenditures                                                  (38,377)            (39,089)
Acquisitions of assets                                                 (8,262)
Increase in other investments                                          (7,568)             (8,541)
Other                                                                   1,041               1,149
                                                                    ---------           ---------

Net investing cash                                                    (53,166)            (46,481)

FINANCING
Net increase in short-term borrowings                                 160,719             173,840
Payments of long-term debt                                            (58,705)            (52,102)
Payments of cash dividends                                            (20,382)            (19,499)
Proceeds from stock options exercised                                   2,864              10,739
Treasury stock acquired                                               (33,425)
Other                                                                     321                 194
                                                                    ---------           ---------

Net financing cash                                                     51,392             113,172
                                                                    ---------           ---------

Effect of exchange rate changes on cash                                (3,121)
                                                                    ---------           ---------

Net decrease in cash and cash equivalents                             (15,630)               (796)
Cash and cash equivalents at beginning of year                         19,133               3,530
                                                                    ---------           ---------

Cash and cash equivalents at end of period                          $   3,503           $   2,734
                                                                    =========           =========

Taxes paid on income                                                $  16,470           $   4,665
Interest paid on debt                                                  27,548              30,195

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 1999 and 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 1999 and 1998 were $.12 per share and $.1125 per share, respectively.

NOTE C--OTHER COSTS AND EXPENSES

Significant items included in other costs and expenses are as follows:

                                                                                     Three months ended
                                                                                ---------------------------
         (Thousands of dollars)                                                 MARCH 31,         March 31,
                                                                                  1999            1998
                                                                                  ----            ----
         Dividend and royalty income                                            $ 1,233         $    916
         Net (expense) income from financing and
              investing activities                                               (3,014)           1,430
         Foreign currency exchange losses                                        (3,332)          (2,034)

The net (expense) income of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and, in 1998, the net gain related to the sale of the Company's joint venture interest in American Standox, Inc.

NOTE D--COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, which include net income, foreign currency translation adjustments, and minimum pension liabilities. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company does not provide for U.S. income taxes on earnings of foreign subsidiaries that are not expected to be remitted in the foreseeable future. Accordingly, the Company does not provide for income taxes on foreign currency translation adjustments.
Comprehensive income is summarized as follows:

(Dollars in thousands)                                     Three months ended March 31,
                                                          ------------------------------
                                                             1999                1998
                                                             ----                ----
Net income                                                $  28,797            $ 25,198
Foreign currency translation adjustments                   (100,565)               (141)
                                                          ---------            --------
Comprehensive (loss) income                               $ (71,768)           $ 25,057
                                                          =========            ========


NOTE E--RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE F--NET INCOME PER COMMON SHARE

                                                              Three months ended
                                                      ----------------------------------
Thousands of dollars, except per share data             MARCH 31,             March 31,
                                                          1999                  1998
                                                          ----                  ----
Basic
     Average common shares outstanding                 169,647,136           172,903,717
                                                      ============          ============

     Net income                                       $     28,797          $     25,198
                                                      ============          ============

     Net income per common share                      $       0.17          $       0.15
                                                      ============          ============


Diluted
     Average common shares outstanding                 169,647,136           172,903,717
     Non-vested restricted stock grants                    293,067               242,900
     Stock options - treasury stock method                 576,660             1,406,889
                                                      ------------          ------------
     Average common shares assuming dilution           170,516,863           174,553,506
                                                      ============          ============

     Net income                                       $     28,797          $     25,198
                                                      ============          ============

     Net income per common share                      $       0.17          $       0.14
                                                      ============          ============

Net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128.

NOTE G--REPORTABLE SEGMENT INFORMATION

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

Net External Sales/Operating Profit



                                                                             Three months ended March 31,
                                                          -------------------------------------------------------------
Thousands of dollars                                                 1999                              1998
                                                          -------------------------          --------------------------
                                                              NET                               Net
                                                            EXTERNAL     OPERATING            External       Operating
                                                             SALES         PROFIT              Sales          Profit
                                                             -----         ------              -----          ------
Paint Stores                                              $  623,426      $ 14,934           $  581,265      $ 11,247

Coatings                                                     501,193        70,162              519,835        66,998

Other                                                          3,248         3,634                3,047         3,156
                                                          -----------     ---------          -----------     ---------
     Segment totals                                       $1,127,867        88,730           $1,104,147        81,401
                                                          ===========                        ===========

Corporate expenses - net                                                   (42,284)                           (40,759)
                                                                          ---------                          ---------
Income before income taxes                                                $ 46,446                           $ 40,642
                                                                          =========                          =========


Intersegment Transfers


                                                      Three months ended March 31,
                                                     ------------------------------
Thousands of dollars                                     1999                1998
                                                         ----                ----
     Coatings                                          $243,826           $226,548
     Other                                                6,034              5,608
                                                       ---------          ---------
          Segment totals                               $249,860           $232,156
                                                       =========          =========


Operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses.

Net external sales and operating profits of consolidated foreign subsidiaries were $117.9 million and $11.4 million, respectively, for the first quarter of 1999, and $126.9 million and $9.3 million, respectively, for the first quarter of 1998. Long-lived assets of these subsidiaries totaled $254.7 million and $317.8 million, respectively, at March 31, 1999 and 1998.

Domestic operations account for the remaining net external sales, operating profits and long-lived assets. Corporate expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales increased 2.1 percent during the first quarter of 1999, to $1,127,867,000, over the comparable period in 1998. First quarter sales in the Paint Stores Segment increased 7.3 percent from last year, to $623,426,000, due to increased paint gallons sold to both retail and wholesale customers combined with sales gains in its remaining product lines (wallcovering, floorcovering, spray equipment and associated products). Wholesale customers include professional painters, contractors and industrial and commercial maintenance accounts. Comparable-store sales were 5.3 percent higher than last year for the quarter. The Coatings Segment's first quarter sales decreased 3.6 percent from 1998, to $501,193,000, due primarily to the Brazilian real devaluation, a soft domestic vehicle refinish market and the closing of certain store locations by a major retail customer. Revenue generated by real estate operations in the Other Segment increased 6.6 percent in the first quarter due to higher occupancy rates.

Consolidated gross profit as a percent of sales for the first quarter increased to 42.3 percent from 41.2 percent in 1998. First quarter margins in the Paint Stores Segment were higher than last year primarily due to increased gallons sold to its retail customers combined with sales gains in its paint and paint-related product lines. The Coatings Segment's margins were higher than last year due primarily to shifts to higher-margin products and other cost reductions associated with increased factory efficiencies and the closing of certain locations.

Consolidated selling, general and administrative expenses as a percent of sales were unfavorable to last year for the first quarter, primarily due to increased spending to comply with Year 2000 criteria. In the Paint Stores Segment, SG&A expenses as a percent of sales were essentially even with last year. The Coatings Segment's SG&A ratio was favorable to last year in the first quarter due primarily to the consolidation of four divisions in 1998 resulting in a lower overall SG&A cost structure.

The decrease in interest expense from the first quarter of 1998 occurred due to lower average borrowings outstanding throughout the quarter. Average short-term borrowing rates were lower than last year.

Other costs and expenses were higher than last year for the first quarter due to increased foreign currency exchange losses combined with increased expenses of financing and investing activities. In the first quarter of 1998, financing and investing activities included a gain on the sale of the Company's joint venture interest in American Standox, Inc.

Net income for the first quarter of 1999 increased 14.3 percent, to $28,797,000, while diluted net income per common share increased to $.17 per share from $.14 per share in the first quarter of 1998.

FINANCIAL CONDITION

During the first three months of 1999, cash and cash equivalents decreased $15.6 million, net long-term debt decreased $58.7 million and short-term borrowings increased $160.7 million. Short-term borrowings outstanding primarily relate to the Company's commercial paper program, which had unused borrowing availability of $599.0 million at March 31, 1999. This program is backed by the Company's revolving credit agreements. The decrease in long-term debt is primarily related to the payment of a $50.0 million floating rate note during the first quarter. The proceeds from the issuance of short-term borrowings were used for normal operating needs for seasonally higher accounts receivable and inventories and capital expenditures of $38.4 million, treasury shares acquisition of $33.4 million, and cash dividends of $20.4 million. The Company's current ratio declined to 1.21 from 1.39 at December 31, 1998. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since March 31, 1998, cash and cash equivalents increased $0.8 million primarily due to cash generated by operations of $535.3 million offset by capital expenditures of $145.4 million, reductions in short-term borrowings and net long-term debt of $176.8 million, treasury shares acquired of $118.5 million, payments of cash dividends of $78.7 million and normal working capital needs. The Company expects to remain in a short-term borrowing position throughout most of 1999.

Capital expenditures during the first quarter of 1999 represented primarily the costs of upgrading information systems equipment and costs associated with new store openings. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 1999.

During the first quarter of 1999, the Company acquired 1,310,000 shares of its common stock through open market purchases for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company has authorization to purchase an additional 5,690,000 shares of its common stock. Other Comprehensive Income was significantly impacted in the first quarter by foreign currency translation adjustments, primarily related to the Brazilian real devaluation which occurred in January, 1999.

The Company and certain other companies are defendants in a number of lawsuits arising from the manufacture and sale of lead pigments and lead paints. It is possible that additional lawsuits may be filed against the Company in the future. The various existing lawsuits seek damages for personal injuries and property damages, along with costs involving the abatement of lead related paint from buildings and medical monitoring costs. The Company believes that such lawsuits are without merit and is vigorously defending them. The Company does not believe that any potential liability which may ultimately be determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's results of operations, liquidity, or financial condition.

The operations of the Company, like those of other companies in its industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern its current operations and products, but also impose liability on the Company for past operations which were conducted utilizing practices and procedures considered acceptable under the laws and regulations existing at that time. The Company expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and its industry in the future. The Company believes it conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and promote continued compliance.

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

The Company accrues for certain environmental remediation-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. The Company continuously assesses its potential liability for remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributable to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

The Company is a defendant in a lawsuit brought by PMC, Inc. regarding the Company's former Chemical Division's manufacturing facility in Chicago, Illinois which was sold to PMC, Inc. in 1985. PMC, Inc. is seeking an undisclosed amount for environmental remediation costs and other damages based upon contractual and tort theories and under various environmental laws. The United States District Court for the Northern District of Illinois conducted a trial on the environmental law and state law theories and generally held, in part, that the Company was responsible for all future remediation costs at the facility pursuant to Section 113(f) of CERCLA. The above determination was affirmed on appeal in July, 1998 by the United States Court of Appeals for the Seventh Circuit. The Company continues to vigorously defend the remaining contractual and tort theories in this lawsuit. In February, 1999, the People of the State of Illinois filed an amended complaint in a state court action against PMC, Inc. joining the Company and alleging, in part, that the Company has caused certain soil and groundwater contamination at the facility and seeking, in part, that the Company investigate and remediate, as necessary, any such soil and groundwater contamination. The Company has entered into discussions with the State of Illinois to address these allegations. The Company has evaluated its potential liability regarding this facility and, based upon its preliminary evaluation, has accrued an appropriate amount. However, due to the uncertainties surrounding this facility, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of the liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued.

The Company does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity or cash flow, or, except as set forth in the preceding paragraph, net income.

YEAR 2000 READINESS

The Company is engaged in a company-wide project to prepare its business for the change in date from the year 1999 to 2000. The Company has assembled a Year 2000 project team consisting of Company employees and third party consultants. The goal of the Year 2000 project is to assure that there are no major interruptions in the Company's business operations relating to the transition to the year 2000. The scope of the Company's Year 2000 project includes (i) identifying and taking appropriate corrective action to remedy the Company's software, hardware and embedded technology, (ii) working with certain key financial institutions, customers, suppliers and service providers, with which the Company does business electronically, to help protect such business from being adversely affected by the Year 2000, and (iii) contacting key vendors and service providers and requesting assurances that such third parties will be Year 2000 compliant. The status of the Year 2000 project is reported regularly to senior management and the Board of Directors.

The Year 2000 project team has implemented a compliance process to address Year 2000 issues in the Company's software and hardware systems and embedded technology consisting of the following nine steps: (1) inventory, (2) risk assessment, (3) prioritization, (4) impact analysis, (5) remediation, (6) testing, (7) certification, (8) deployment, and (9) approval. The Company's mission critical systems have been the project team's top priority. The Company's mission critical systems include systems, which are the most essential to the Company to continue its operations without interruption. The Company believes it has completed its compliance process beyond the impact analysis phase for approximately 96 percent of its mission critical software and hardware systems, with approximately 82 percent of its mission critical software and hardware systems having been remediated and 14 percent currently being remediated. With regard to embedded technology, the Company has completed the remediation and testing phases for 68 percent of its facilities. The Company's target for completing its compliance process for all of its mission critical systems is mid-1999. The Company's target for completing its compliance process for its non-mission critical systems is the end of 1999.

The Company is in contact with certain key financial institutions, customers, suppliers and service providers, with which the Company does business electronically, to address potential Year 2000 issues. The Company is directly working with certain key third parties to remediate and test affected systems where practicable. The Company sent surveys to key vendors and service providers requesting information regarding the status of their Year 2000 readiness and has begun to conduct telephone interviews and onsite visits with selected key vendors and service providers. The Company is also in the process of reviewing the public Year 2000 disclosures of key customers. Based upon this information, the Company is in the process of identifying potential critical Year 2000 issues involving key third parties, if any, and either resolving those issues or developing contingency plans to the extent practicable.

All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The total cost of the project is expected to be approximately $35 million, of which about $21 million has been spent since the beginning of the project through March 31, 1999. These costs include costs of internal employees and third-party consultants involved in the project and the costs of software and hardware. The Company does not expect these costs and expenses to have a material adverse effect on the Company's financial condition.

While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its Year 2000 project in a timely manner, the Company is in the process of identifying potential major business interruptions that could reasonably likely result from Year 2000 issues and will develop contingency plans designed to address such potential interruptions. The Company may also develop contingency plans designed to generally help protect the Company from unanticipated Year 2000 business interruptions. Contingency plans are anticipated to include, for example, the identification of alternate suppliers or service providers, increases in safety levels of raw material and finished goods inventories, and the development of alternate procedures. The Company's contingency plans will be developed and modified over time as it receives better information regarding the Year 2000 status of its systems and embedded technology and third party readiness.

The most reasonably likely worst case scenario which could result from the failure of the Company or its customers, vendors or other key third parties to adequately address Year 2000 issues would include a temporary interruption or curtailment in the Company's manufacturing or distribution operations at one or more of its facilities. Such failures could also cause a delay or curtailment in the processing of orders and invoices and the collection of revenues, as well as the inability to maintain accurate accounting records, and lead to increased costs and loss of sales. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

Management's estimates regarding expected completion dates and costs involved in the Company's Year 2000 project are based upon various assumptions regarding future events, including the availability of resources, the success of third parties in addressing their Year 2000 issues, and other factors. While management believes the Company is addressing the Year 2000 issue, there is no guarantee that these estimated completion dates and costs will be achieved. In the event that the estimated completion dates and costs differ materially from the actual completion dates and costs, such could have a materially adverse effect on the Company's financial condition and results of operations. In addition, the Company cannot reasonably estimate the impact of Year 2000 on the Company if key third parties, including financial institutions, suppliers, customers, service providers, public utilities and governments, are unsuccessful in completing their Year 2000 efforts.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risk and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the impact of Year 2000; the outcome of pending and future litigation and other claims; and unusual weather conditions. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate debt instruments and interest rate swaps. The Company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the Company's financial condition or results of operations. There were no material changes in the Company's exposure to market risk from December 31, 1998.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  (10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

                  (10)(b) The Sherwin-Williams Company Management Compensation Program, as amended (filed herewith).

                  (11)              Computation of Net Income Per Common Share
                                    - See Note F to Condensed Consolidated
                                    Financial Statements (Unaudited).

                  (27) Financial Data Schedule for the period ended March 31, 1999 (filed herewith).

         (b) Reports on Form 8-K - none.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE SHERWIN-WILLIAMS COMPANY

May 17, 1999                       By:  /s/ J.L. Ault
                                        ---------------------------------------
                                        J.L. Ault
                                        Vice President-Corporate Controller

May 17, 1999                       By:  /s/ L.E. Stellato
                                        ---------------------------------------
                                        L.E. Stellato
                                        Vice President, General Counsel and
                                        Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.                EXHIBIT

(10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

(10)(b) The Sherwin-Williams Company Management Compensation Program, as amended (filed herewith).

(11) Computation of Net Income Per Common Share - See Note F to Condensed Consolidated Financial Statements (Unaudited).

(27)                       Financial Data Schedule for the period ended March
                           31, 1999 (filed herewith).