Form 10-Q
period 1999-06-30
SHERWIN WILLIAMS CO
filed 1999-08-16
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999
                                          -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from           to
                                          ----------    ---------


Commission file number 1-4851



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    OHIO                                      34-0526850
------------------------------------                   -------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                    44115-1075
-------------------------------------------            -------------------------
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

Common Stock, $1.00 Par Value - 169,256,377 shares as of July 31, 1999.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                                 Three months ended June 30,   Six months ended June 30,
                                                                 --------------------------   --------------------------
                                                                       1999          1998          1999          1998
                                                                  -----------   -----------   -----------   -----------

Net sales                                                        $ 1,384,071   $ 1,377,785   $ 2,511,938   $ 2,481,932

Costs and expenses:
    Cost of goods sold                                               773,681       778,320     1,424,462     1,427,528
    Selling, general and administrative expenses                     424,110       418,557       835,723       812,779
    Interest expense                                                  15,934        19,428        31,704        38,015
    Interest and net investment income                                (1,302)       (2,180)       (2,994)       (3,488)
    Other expense (income)                                            (1,892)        3,257         3,057         6,053
                                                                 -----------   -----------   -----------   -----------
                                                                   1,210,531     1,217,382     2,291,952     2,280,887
                                                                 -----------   -----------   -----------   -----------

Income before income taxes                                           173,540       160,403       219,986       201,045


Income taxes                                                          65,946        60,953        83,595        76,397
                                                                 -----------   -----------   -----------   -----------


Net income                                                       $   107,594   $    99,450   $   136,391   $   124,648
                                                                 ===========   ===========   ===========   ===========


Net income per common share:
    Basic                                                        $      0.64   $      0.58   $      0.80   $      0.72
                                                                 ===========   ===========   ===========   ===========

    Diluted                                                      $      0.63   $      0.57   $      0.80   $      0.71
                                                                 ===========   ===========   ===========   ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                                 June 30,    Dec. 31,    June 30,
                                                                                    1999        1998        1998
                                                                              ----------  ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $    7,416  $   19,133  $   20,754
  Accounts receivable, less allowance                                            744,608     604,516     725,850
  Inventories:
    Finished goods                                                               554,486     568,328     596,668
    Work in process and raw materials                                            121,679     114,195     126,780
                                                                              ----------  ----------  ----------
                                                                                 676,165     682,523     723,448
  Other current assets                                                           272,324     241,118     269,945
                                                                              ----------  ----------  ----------
         Total current assets                                                  1,700,513   1,547,290   1,739,997

Goodwill                                                                       1,065,244   1,123,128   1,142,546
Intangible assets                                                                283,414     291,715     301,075
Deferred pension assets                                                          318,167     304,006     288,086
Other assets                                                                      78,515      80,466      73,845


Property, plant and equipment                                                  1,475,633   1,440,244   1,419,805
  Less allowances for depreciation and amortization                              760,086     721,387     704,974
                                                                              ----------  ----------  ----------
                                                                                 715,547     718,857     714,831
                                                                              ----------  ----------  ----------
Total assets                                                                  $4,161,400  $4,065,462  $4,260,380
                                                                              ==========  ==========  ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                       $   75,972              $  268,656
  Accounts payable                                                               475,888  $  408,144     452,402
  Compensation and taxes withheld                                                105,252     125,698      97,375
  Current portion of long-term debt                                              160,150     118,178      62,540
  Other accruals                                                                 393,968     383,149     352,087
  Accrued taxes                                                                  138,699      76,804     108,065
                                                                              ----------  ----------  ----------
         Total current liabilities                                             1,349,929   1,111,973   1,341,125



Long-term debt                                                                   626,806     730,283     783,132
Postretirement benefits other than pensions                                      207,731     204,763     202,692
Other long-term liabilities                                                      290,840     302,503     275,919


Shareholders' equity:
  Common stock - $1.00 par value:
    169,501,425, 171,033,231 and 172,805,155 shares
    outstanding at June 30, 1999, Dec. 31, 1998
    and June 30, 1998, respectively                                              206,172     205,701     205,477
  Other capital                                                                  149,232     143,686     133,481
  Retained earnings                                                            1,893,540   1,797,945   1,688,529
  Treasury stock, at cost                                                       (438,207)   (386,465)   (335,770)
  Cumulative other comprehensive loss                                           (124,643)    (44,927)    (34,205)
                                                                              ----------  ----------  ----------
Total shareholders' equity                                                     1,686,094   1,715,940   1,657,512
                                                                              ----------  ----------  ----------
Total liabilities and shareholders' equity                                    $4,161,400  $4,065,462  $4,260,380
                                                                              ==========  ==========  ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
     CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
     Thousands of dollars


                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           1999          1998
                                                                        ---------      ---------
     OPERATIONS
     Net income                                                         $ 136,391      $ 124,648
     Adjustments to reconcile net income to net operating cash:
      Depreciation                                                         50,879         47,062
      Amortization of goodwill and intangible assets                       24,994         24,881
      Increase in deferred pension assets                                 (14,161)       (12,000)
      Net increase in postretirement liability                              2,968          2,853
      Other                                                                 3,598         10,043
     Change in current assets and liabilities-net                         (49,629)      (128,440)
     Costs incurred for disposition of operations                          (9,570)        (5,450)
     Other                                                                 (2,403)       (13,459)
                                                                        ---------      ---------

     Net operating cash                                                   143,067         50,138


     INVESTING
     Capital expenditures                                                 (67,841)       (77,920)
     Acquisitions of assets                                               (12,651)
     Increase in other investments                                         (8,627)        (6,993)
     Other                                                                  7,055          1,730
                                                                        ---------      ---------

     Net investing cash                                                   (82,064)       (83,183)

     FINANCING
     Net increase in short-term borrowings                                 75,972        161,743
     Payments of long-term debt                                           (61,581)       (52,913)
     Payments of cash dividends                                           (40,796)       (39,001)
     Proceeds from stock options exercised                                  5,499         13,544
     Treasury stock acquired                                              (51,742)       (34,352)
     Other                                                                    648          1,248
                                                                        ---------      ---------

     Net financing cash                                                   (72,000)        50,269
                                                                        ---------      ---------

     Effect of exchange rate changes on cash                                 (720)
                                                                        ---------      ---------

     Net (decrease) increase in cash and cash equivalents                 (11,717)        17,224
     Cash and cash equivalents at beginning of year                        19,133          3,530
                                                                        ---------      ---------

     Cash and cash equivalents at end of period                         $   7,416      $  20,754
                                                                        =========      =========

     Taxes paid on income                                               $  18,667      $  10,319
     Interest paid on debt                                                 32,290         38,136

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 1999 and 1998

Note A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Note B--DIVIDENDS

Dividends paid on common stock during the first two quarters of 1999 and 1998 were $.12 per share and $.1125 per share, respectively.

Note C--OTHER EXPENSE (INCOME)

Significant items included in other expense (income) are as follows:


                                                Three months ended           Six months ended
(Thousands of dollars)                                June 30,                  June 30,
                                                -------------------       ----------------------
                                                   1999     1998           1999         1998
                                                --------  ---------       --------   -----------
Dividend and royalty income                     $  (744)  $  (483)       $(1,977)      $(1,399)
Net expense (income) of financing
  and investing activities                        1,766    (1,321)         4,780        (2,751)
Foreign exchange losses (gains)                  (2,901)    3,427            431         5,461

The net expense (income) of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and, in 1998, the net gain related to the sale of the Company's joint venture interest in American Standox, Inc.

Note D--COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, which include net income, foreign currency translation adjustments, and minimum pension liabilities. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company does not provide for U.S. income taxes on earnings of foreign subsidiaries that are not expected to be remitted in the foreseeable future. Accordingly, the Company does not provide for income taxes on foreign currency translation adjustments. Comprehensive income is summarized as follows:

                                                          Three months ended June 30,        Six months ended June 30,
 (Thousands of dollars)                                 -----------------------------      -------------------------------
                                                           1999          1998                  1999             1998
                                                        ----------    -----------          ------------     ------------
Net income                                              $  107,594    $  99,450            $   136,391       $   124,648
Foreign currency translation adjustments                    20,849         (547)               (79,716)             (688)
                                                        ----------    -----------          ------------     ------------
Comprehensive income                                    $  128,443    $  98,903            $    56,675       $   123,960
                                                        ==========    ===========          ============     =============



Note E--RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

Note F--NET INCOME PER COMMON SHARE

                                                             Three months ended                    Six months ended
Thousands of dollars, except per share data                       June 30,                               June 30,
                                                       ---------------------------------   ---------------------------------
                                                             1999             1998             1999              1998
                                                       ---------------  ----------------   -------------     ---------------
Basic
  Average common shares outstanding                       169,431,686      172,567,999      169,539,412         172,735,858
                                                       ===============   ==============    =============     ===============

  Net income                                           $      107,594     $     99,450     $    136,391      $      124,648
                                                       ===============   ==============    =============     ===============

  Net income per common share                          $         0.64     $       0.58     $       0.80      $         0.72
                                                       ===============   ==============    =============     ===============


 Diluted
  Average common shares outstanding                       169,431,686      172,567,999      169,539,412         172,735,858
  Non-vested restricted stock grants                          248,400          242,900          270,733             242,900
  Stock options - treasury stock method                     1,117,189        1,686,275          846,924           1,546,582
                                                      ---------------   --------------    -------------     ---------------
  Average common shares assuming dilution                 170,797,275      174,497,174      170,657,069         174,525,340
                                                      ===============   ==============    =============     ===============

  Net income                                           $      107,594     $     99,450     $    136,391      $      124,648
                                                      ===============   ==============    =============     ===============

  Net income per common share                          $         0.63     $       0.57     $       0.80      $         0.71
                                                      ===============   ==============    =============     ===============


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

Net External Sales/Operating Profit
-----------------------------------



                                       Three months ended June 30,                            Six months ended June 30,
                         ----------------------------------------------------  -----------------------------------------------------
Thousands of dollars               1999                        1998                        1999                       1998
                         --------------------------  ------------------------  -------------------------- --------------------------
                            NET          SEGMENT         Net         Segment         NET       SEGMENT        Net         Segment
                          EXTERNAL      OPERATING      External     Operating     EXTERNAL    OPERATING     External     Operating
                           SALES         PROFIT         Sales         Profit        SALES       PROFIT       Sales         Profit
                         -----------   ------------   -----------   -----------   -----------  -----------  -----------  -----------

Paint Stores             $   799,795   $    78,004   $   760,119   $    70,303   $ 1,423,221  $    92,938  $ 1,341,384  $    81,550

Coatings                     581,103       126,412       614,527       121,191     1,082,296      196,574    1,134,362      188,189

Other                          3,173         3,865         3,139         4,002         6,421        7,499        6,186        7,158
                         -----------   ------------   -----------  ------------   -----------  -----------  -----------  -----------
 Segment totals          $ 1,384,071       208,281   $ 1,377,785       195,496   $ 2,511,938      297,011  $ 2,481,932      276,897
                         ===========                 ============                 ===========               ===========
Corporate expenses - net                   (34,741)                    (35,093)                   (77,025)                  (75,852)
                                       ------------                ------------               ------------              ------------

Income before income taxes             $   173,540                 $   160,403                $   219,986               $   201,045
                                       ============                ============               ============              ============

====================================================================================================================================

Intersegment Transfers
----------------------

                                   Three months ended June 30,                       Six months ended June 30,
                            -------------------------------------             ----------------------------------------
Thousands of dollars            1999                    1998                        1999                     1998
                            ------------            -------------             ---------------            ------------

  Coatings                  $   313,320            $     316,133              $       557,146            $    542,681
  Other                           6,079                    6,140                       12,113                  11,748
                            ------------           --------------             ---------------            ------------

    Segment totals          $   319,399            $     322,273              $       569,259            $    554,429
                            ============           ==============             ===============            ============

===================================================================================================================================


Segment operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses.

Net external sales and segment operating profits of consolidated foreign subsidiaries were $120.2 million and $13.5 million, respectively, for the second quarter of 1999, and $132.7 million and $10.2 million, respectively, for the second quarter of 1998. Net external sales and segment operating profits of these subsidiaries were $238.1 million and $25.0 million, respectively, for the first six months of 1999, and $259.6 million and $19.5 million, respectively, for the first six months of 1998. Long-lived assets of these subsidiaries totaled $254.0 million and $316.3 million, respectively, at June 30, 1999 and 1998. Domestic operations account for the remaining net external sales, segment operating profits and long-lived assets. Corporate expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

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

                       Item 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 0.5 percent in the second quarter and increased
1.2 percent in the first six months of 1999 over the comparable 1998 periods. Net sales in the Paint Stores Segment increased 5.2 percent in the second quarter and 6.1 percent in the first six months primarily due to increased paint gallons sold to both retail and wholesale customers, combined with sales gains in each of the remaining product lines (wallcoverings, floorcoverings, spray equipment and associated products). Wholesale customers include professional painters, contractors and industrial and commercial maintenance accounts. Comparable-store sales were up 3.5 percent in the quarter and 4.3 percent in the first six months. Net sales in the Coatings Segment decreased 5.4 percent in the second quarter and 4.6 percent year-to-date, primarily due to a soft domestic automotive refinish market, the further closing of certain store locations by a major retail customer, inventory adjustments early in the quarter by some retail customers, and the anticipated sales losses due to closing the Fort Worth, Texas cleaning solutions plant in the fourth quarter of 1998. Internationally, the dollar effects of the devaluation of the Brazilian real, as well as poor economic conditions in other South American countries, also contributed to the Segment's sales shortfall. Revenue generated by real estate operations in the Other Segment increased 1.1 percent in the quarter and 3.8 percent in the first six months due to higher occupancy and increased rates.

Consolidated gross profit as a percent of sales improved to 44.1 and 43.3 percent for the second quarter and first six months, respectively, from 43.5 and
42.5 percent for the comparable periods in 1998. The Paint Stores Segment's gross profit margins were higher than last year for the quarter and year-to-date, primarily due to increased gallons sold to its retail customers. Gross profit margins in the Coatings Segment were slightly higher than last year for the second quarter and first six months primarily due to cost reductions associated with increased factory efficiencies and the closing of certain manufacturing locations.

Consolidated selling, general and administrative expenses as a percent of sales were 0.2 percentage points unfavorable as compared to last year for the second quarter and were 0.6 percentage points unfavorable to last year for the first six months, primarily due to increased spending for the Company's Year 2000 project. The Paint Stores Segment's second quarter and year-to-date SG&A ratios were slightly higher than last year. SG&A expenses in the Coatings Segment as a percent of sales for the second quarter and first six months of 1999 were favorable due to the consolidation of administrative functions of four divisions during the last half of 1998 resulting in a lower overall SG&A cost structure.

Interest expense in the second quarter and first six months was lower than the comparable periods of last year due to lower average borrowings outstanding. Additionally, average short-term borrowing rates were lower in the second quarter and first six months of 1999 than the comparable periods in the prior year.

Other expense (income) for the second quarter represented income for 1999 and expense for 1998 primarily due to current year foreign currency exchange gains versus foreign currency exchange losses in the prior year comparable period. For the first six months of 1999, other expense was lower than last year primarily due to decreased foreign currency exchange losses, partially offset by 1999 financing and investing activities expense versus 1998 financing and investing activities income. The first quarter of 1998 financing and investing activities included a net gain on the sale of the Company's joint venture interest in American Standox, Inc.

Net income for the second quarter of 1999 increased 8.2 percent over last year to $107,594,000, or $.63 per common share - diluted, from $99,450,000, or $.57 per common share - diluted, in 1998. Year-to-date net income through June 30, 1999 increased 9.4 percent to $136,391,000, or $.80 per common share - diluted, from $124,648,000, or $.71 per common share - diluted, in 1998.

FINANCIAL CONDITION
-------------------

During the first six months of 1999, cash and cash equivalents decreased $11.7 million, net long-term debt decreased $61.5 million and short-term borrowings increased $76.0 million. Short-term borrowings incurred during the six months relate to the Company's commercial paper program, which had unused borrowing availability of $684.0 million at June 30, 1999. This program is backed by the Company's revolving credit agreements. The decrease in long-term debt is primarily related to the payment of a $50.0 million floating rate note during the first quarter. The increase in short-term borrowings since the end of last year relates to capital expenditures of $67.8 million, cash dividends of $40.8 million, treasury shares acquisition of $51.7 million, and normal operating needs for seasonally higher accounts receivable. The Company's current ratio declined to 1.26 from 1.39 at December 31, 1998. The decrease in this ratio occurred primarily due to the increase in short-term borrowings and current portion of long-term debt.

Since June 30, 1998, cash and cash equivalents decreased $13.3 million, short-term borrowings decreased $192.7 million and net long-term debt decreased $58.8 million. Cash generated by operations during this period of $571.4 million was used for capital expenditures of $136.1 million, treasury shares acquired of $102.4 million, payments of cash dividends of $79.6 million, total debt reduction of $251.5 million, and normal working capital needs. The Company expects to remain in a borrowing position throughout 1999.

Capital expenditures during the first six months of 1999 represented primarily the costs of upgrading information systems equipment, costs associated with new store openings, and capacity expansions and efficiency improvements in domestic and international production facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the second quarter and first six months of 1999, the Company acquired 640,000 and 1,950,000 shares, respectively, of its common stock through open market purchases for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. In July, 1999, the Board of Directors authorized the Company to purchase, in aggregate, 10,000,000 shares of its common stock and rescinded the prior share purchase authorization. During the first six months of 1999, the Company received 8,392 shares of its common stock in exchange from the exercise of stock options. Other Comprehensive Income was significantly impacted in the first quarter by foreign currency translation adjustments, primarily related to the Brazilian real devaluation which occurred in January, 1999.

The Company and certain other companies are defendants in a number of lawsuits, including purported class actions, arising from the manufacture and sale of lead pigments and lead paints. The various existing lawsuits seek damages for personal injuries and property damages, along with costs involving the abatement of lead related paint from buildings and medical monitoring costs. The Company believes that such lawsuits are without merit and is vigorously defending them. It is also possible that additional lawsuits may be filed against the Company based upon similar or different legal theories and seeking similar or different types of damages.

Litigation is inherently subject to many uncertainties. Adverse rulings or determinations of liability, as well as changes in laws, could affect the lead pigment and lead paint-related lawsuits against the Company and encourage an increase in the number and nature of future claims and proceedings. Due to the uncertainties involved, management is unable to predict the outcome of such lawsuits or the number or nature of possible future claims and proceedings. In addition, management cannot determine the scope or amount of the potential costs and liabilities related to such lawsuits, claims or proceedings. However, based upon the outcome of previous similar lawsuits, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

The Company is a defendant in a lawsuit brought by PMC, Inc. regarding the Company's former Chemical Division's manufacturing facility in Chicago, Illinois which was sold to PMC, Inc. in 1985. PMC, Inc. is seeking an undisclosed amount for environmental remediation costs and other damages based upon contractual and tort theories and under various environmental laws. The United States District Court for the Northern District of Illinois conducted a trial on the environmental law and state law theories and generally held, in part, that the Company was responsible for all future remediation costs at the facility pursuant to Section 113(f) of CERCLA. The above determination was affirmed on appeal in July, 1998 by the United States Court of Appeals for the Seventh Circuit. The Company continues to vigorously defend the remaining contractual and tort theories in this lawsuit. In February, 1999, the People of the State of Illinois filed an amended complaint in a state court action against PMC, Inc. joining the Company and alleging, in part, that the Company has caused certain soil and groundwater contamination at the facility and seeking, in part, that the Company investigate and remediate, as necessary, any such soil and groundwater contamination. The Company has entered into discussions with the State of Illinois to address these allegations. The Company has evaluated its potential liability regarding this facility and, based upon its preliminary evaluation, has accrued an appropriate amount. However, due to the uncertainties surrounding this facility, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of the liability may result in a material impact on results of operations for the annual or interim period during which the additional costs are accrued.

The Company does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity, or, except as set forth in the preceding paragraph, results of operations.


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

The Year 2000 project team has implemented a compliance process to address Year 2000 issues in the Company's software and hardware systems and embedded technology consisting of the following nine steps: (1) inventory, (2) risk assessment, (3) prioritization, (4) impact analysis, (5) remediation, (6) testing, (7) certification, (8) deployment, and (9) approval. The Company's mission critical systems have been the project team's top priority. The Company's mission critical systems include systems which are the most essential to the Company to continue its operations without interruption. The

Company's target for completing its compliance process for all of its mission critical software and hardware systems and embedded technology was mid-1999. As of July 31, 1999, the Company completed its compliance process for all its mission critical systems and embedded technology. The Company's target for completing its compliance process for its non-mission critical systems is the end of 1999.

The Company is in contact with certain key financial institutions, customers, suppliers and service providers, with which the Company does business electronically, to address potential Year 2000 issues. The Company is directly working with certain key third parties to remediate and test affected systems where practicable. The Company sent surveys to key vendors and service providers requesting information regarding the status of their Year 2000 readiness and conducted telephone interviews and onsite visits with selected key vendors and service providers. The Company is also reviewing the public Year 2000 disclosures of key customers. Based upon this information, the Company is in the process of identifying potential critical Year 2000 issues involving key third parties, if any, and either resolving those issues or developing contingency plans to the extent practicable.

All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The total cost of the project is expected to be approximately $35 million, of which about $26 million has been spent since the beginning of the project through June 30, 1999. These costs include costs of internal employees and third-party consultants involved in the project and the costs of software and hardware. The Company does not expect these costs and expenses to have a material adverse effect on the Company's financial condition.

While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its Year 2000 project in a timely manner, the Company is in the process of identifying potential major business interruptions that could reasonably likely result from Year 2000 issues and is developing contingency plans designed to address such potential interruptions. The Company is also developing contingency plans designed to generally help protect the Company from unanticipated Year 2000 business interruptions. Contingency plans are anticipated to include, for example, the identification of alternate suppliers or service providers, increases in safety levels of raw material and finished goods inventories, and the development of alternate procedures. The Company's contingency plans will continue to be developed and modified as necessary over time as it receives better information regarding the Year 2000 status of its systems and embedded technology and third party readiness. Regardless of the contingency plans developed, these plans will not address all potential business interruptions, and there can be no assurance that the implementation of these plans will be successful.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risk and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the impact of Year 2000; the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead paint-related lawsuits; and unusual weather conditions. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------
         On May 3, 1999, the Michigan Department of Environmental Quality issued a letter of violation alleging that the Company's Holland, Michigan facility exceeded volatile organic compound (VOC) emission limitations and failed to obtain the proper air permit and required VOC emission offsets in violation of applicable federal and state environmental laws and regulations and a prior consent judgement. Currently, the Company and the Department of Environmental Quality are discussing a resolution of the matter in satisfaction of both federal and state requirements. The Company reasonably expects the resolution to include a civil penalty, corrective measures at the facility and a compliance schedule for implementing the corrective measures. The Company believes the penalty may exceed $100,000.


Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
         A. The Company's 1999 Annual Meeting of Shareholders was held on April 28, 1999.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting and until their successors are elected: J.C. Boland, J.G. Breen, D.E. Collins, D.E. Evans, R.W. Mahoney, W.G. Mitchell, A.M. Mixon, III, C.E. Moll, H.O. Petrauskas and R.K. Smucker. The voting results of the Annual Meeting for each nominee were as follows:

            Name                          For                       Withheld
            ----                          ---                       --------
            J.C. Boland                   149,583,264               2,083,520
            J.G. Breen                    149,535,687               2,131,097
            D.E. Collins                  149,601,034               2,065,750
            D.E. Evans                    149,530,466               2,136,318
            R.W. Mahoney                  149,634,111               2,032,673
            W.G. Mitchell                 149,518,802               2,147,982
            A.M. Mixon, III               149,634,502               2,032,282
            C.E. Moll                     149,653,206               2,013,578
            H.O. Petrauskas               149,633,123               2,033,661
            R.K. Smucker                  149,618,944               2,047,840

         C. The shareholder proposal regarding executive officer severance pay agreements was rejected with 90,896,940 shares voting against, 43,541,365 shares voting for, 2,749,837 shares abstaining and 14,478,642 broker non-votes.


Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
         (a)      Exhibits

                  (11) Computation of Net Income Per Common Share - See Note F to Condensed Consolidated Financial Statements (Unaudited).

                  (27) Financial Data Schedule for the period ended June 30, 1999 (filed herewith).

         (b) Reports on Form 8-K - none.



                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE SHERWIN-WILLIAMS COMPANY

August 16, 1999                        By:  /s/ J.L. Ault
                                            -----------------------------------
                                            J.L. Ault
                                            Vice President-Corporate Controller

August 16, 1999                        By:  /s/ L.E. Stellato
                                            -----------------------------------
                                            L.E. Stellato
                                            Vice President, General Counsel and
                                            Secretary

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                EXHIBIT
----------                 -------

(11) Computation of Net Income Per Common Share - See Note F to Condensed Consolidated Financial Statements (Unaudited).

(27) Financial Data Schedule for the period ended June 30, 1999 (filed herewith).