Form 10-Q
period 1999-09-30
SHERWIN WILLIAMS CO
filed 1999-11-15
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 1999
                                      ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______



Commission file number 1-4851
                       ------


                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             OHIO                                               34-0526850
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                      44115-1075
------------------------------------------                 ---------------------
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

Common Stock, $1.00 Par Value - 165,875,849 shares as of October 31, 1999.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                  Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                  ----------------------------   ---------------------------
                                                      1999           1998           1999            1998
                                                   -----------    -----------    -----------    -----------

Net sales                                          $ 1,345,483    $ 1,341,431    $ 3,857,421    $ 3,823,363

Costs and expenses:
    Cost of goods sold                                 735,649        753,529      2,160,111      2,181,057
    Selling, general and administrative expenses       417,497        404,795      1,253,220      1,217,574
    Interest expense                                    14,854         18,276         46,558         56,291
    Interest and net investment income                  (1,600)        (1,288)        (4,594)        (4,776)
    Other expense (income)                                (727)         3,621          2,330          9,674
                                                   -----------    -----------    -----------    -----------
                                                     1,165,673      1,178,933      3,457,625      3,459,820
                                                   -----------    -----------    -----------    -----------

Income before income taxes                             179,810        162,498        399,796        363,543

Income taxes                                            68,328         61,750        151,923        138,147
                                                   -----------    -----------    -----------    -----------

Net income                                         $   111,482    $   100,748    $   247,873    $   225,396
                                                   ===========    ===========    ===========    ===========


Net income per common share:
     Basic                                         $      0.67    $      0.59    $      1.47    $      1.31
                                                   ===========    ===========    ===========    ===========

     Diluted                                       $      0.66    $      0.58    $      1.46    $      1.29
                                                   ===========    ===========    ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                        SEPT. 30,      Dec. 31,      Sept. 30,
                                                          1999           1998          1998
                                                      -----------    -----------    -----------

ASSETS
Current assets:
  Cash and cash equivalents                           $     5,013    $    19,133    $     3,371
  Accounts receivable, less allowance                     735,629        604,516        705,424
  Inventories:
    Finished goods                                        542,933        568,328        553,130
    Work in process and raw materials                     106,158        114,195        135,493
                                                      -----------    -----------    -----------
                                                          649,091        682,523        688,623
  Other current assets                                    276,161        241,118        265,641
                                                      -----------    -----------    -----------
         Total current assets                           1,665,894      1,547,290      1,663,059

Goodwill                                                1,049,205      1,123,128      1,141,565
Intangible assets                                         279,769        291,715        296,583
Deferred pension assets                                   325,393        304,006        294,086
Other assets                                               76,428         80,466         77,538

Property, plant and equipment                           1,487,639      1,440,244      1,407,356
  Less allowances for depreciation and amortization       777,633        721,387        688,673
                                                      -----------    -----------    -----------
                                                          710,006        718,857        718,683
                                                      -----------    -----------    -----------
Total assets                                          $ 4,106,695    $ 4,065,462    $ 4,191,514
                                                      ===========    ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                               $    98,907                   $   148,295
  Accounts payable                                        409,573    $   408,144        398,395
  Compensation and taxes withheld                         131,746        125,698        125,213
  Current portion of long-term debt                       161,968        118,184         62,704
  Other accruals                                          377,641        383,143        361,630
  Accrued taxes                                           129,357         76,804        126,887
                                                      -----------    -----------    -----------
         Total current liabilities                      1,309,192      1,111,973      1,223,124


Long-term debt                                            624,471        730,283        783,103
Postretirement benefits other than pensions               209,215        204,763        204,116
Other long-term liabilities                               279,867        302,503        267,434

Shareholders' equity:
  Common stock - $1.00 par value:
    166,416,181, 171,033,231 and 171,998,570 shares
    outstanding at Sept. 30, 1999, Dec. 31, 1998
    and Sept. 30, 1998, respectively                      206,212        205,701        205,634
  Other capital                                           150,542        143,686        136,498
  Retained earnings                                     1,984,769      1,797,945      1,769,834
  Treasury stock, at cost                                (516,385)      (386,465)      (357,121)
  Cumulative other comprehensive loss                    (141,188)       (44,927)       (41,108)
                                                      -----------    -----------    -----------
Total shareholders' equity                              1,683,950      1,715,940      1,713,737
                                                      -----------    -----------    -----------
Total liabilities and shareholders' equity            $ 4,106,695    $ 4,065,462    $ 4,191,514
                                                      ===========    ===========    ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                           Nine months ended Sept. 30,
                                                           ---------------------------
                                                                1999         1998
                                                             ---------    ---------
OPERATIONS
Net income                                                   $ 247,873    $ 225,396
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                80,544       71,380
    Amortization of goodwill and intangible assets              37,411       37,545
    Increase in deferred pension assets                        (21,387)     (18,000)
    Net increase in postretirement liability                     4,452        4,277
    Other                                                        7,361        3,628
Change in current assets and liabilities-net                   (82,591)     (56,405)
Costs incurred for disposition of operations                   (15,511)     (12,146)
Other                                                           (8,069)     (19,781)
                                                             ---------    ---------

Net operating cash                                             250,083      235,894

INVESTING
Capital expenditures                                          (101,811)    (108,273)
Acquisitions of assets                                         (12,663)
Increase in other investments                                  (11,090)     (15,133)
Other                                                           10,515       (4,129)
                                                             ---------    ---------

Net investing cash                                            (115,049)    (127,535)

FINANCING
Net increase in short-term borrowings                           98,907       41,382
Payments of long-term debt                                     (62,219)     (52,790)
Payments of cash dividends                                     (61,050)     (58,444)
Proceeds from stock options exercised                            6,409       15,968
Treasury stock acquired                                       (129,920)     (55,703)
Other                                                            1,058        1,069
                                                             ---------    ---------

Net financing cash                                            (146,815)    (108,518)
                                                             ---------    ---------

Effect of exchange rate changes on cash                         (2,339)
                                                             ---------    ---------

Net decrease in cash and cash equivalents                      (14,120)        (159)
Cash and cash equivalents at beginning of year                  19,133        3,530
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $   5,013    $   3,371
                                                             =========    =========

Taxes paid on income                                         $  77,129    $  54,116
Interest paid on debt                                           58,121       66,706


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 1999 and 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 1999 and 1998 were $.12 per share and $.1125 per share, respectively.

NOTE C--OTHER EXPENSE (INCOME)

Significant items included in other expense (income) are as follows:

(Thousands of dollars)               Three months ended Sept. 30,   Nine months ended Sept. 30,
                                     ----------------------------   ---------------------------
                                           1999        1998              1999        1998
                                        -------      -------          --------     --------
Dividend and royalty income             $(1,446)     $  (601)         $(3,423)     $(2,000)

Net expense (income) of financing
  and investing activities                1,283          997            6,063       (1,754)

Settlement of environmental matters                   (3,500)                       (3,500)

Foreign currency exchange losses          2,832        5,612            3,263       11,073


The net expense (income) of financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and, in 1998, the first quarter net gain related to the sale of the Company's joint venture interest in American Standox, Inc.

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

(Thousands of dollars)                     Three months ended Sept. 30,     Nine months ended Sept. 30,
                                           ----------------------------     ---------------------------
                                              1999             1998           1999          1998
                                           -----------      -----------    ---------      ---------
Net income                                   $ 111,482      $ 100,748      $ 247,873      $ 225,396

Foreign currency translation adjustments       (16,545)        (6,903)       (96,261)        (7,591)
                                             ---------      ---------      ---------      ---------
Comprehensive income                         $  94,937      $  93,845      $ 151,612      $ 217,805
                                             =========      =========      =========      =========


NOTE E--RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE F--NET INCOME PER COMMON SHARE

                                                       Three months ended                Nine months ended
Thousands of dollars, except per share data               September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                     1999             1998            1999              1998
                                                 ------------     ------------     ------------     ------------
Basic
     Average common shares outstanding            167,356,435      172,162,726      168,811,753      172,544,814
                                                 ============     ============     ============     ============

     Net income                                  $    111,482     $    100,748     $    247,873     $    225,396
                                                 ============     ============     ============     ============

     Net income per common share                 $       0.67     $       0.59     $       1.47     $       1.31
                                                 ============     ============     ============     ============


Diluted
     Average common shares outstanding            167,356,435      172,162,726      168,811,753      172,544,814
     Non-vested restricted stock grants               234,400          229,367          258,622          238,389
     Stock options - treasury stock method            534,680          844,910          742,843        1,312,691
                                                 ------------     ------------     ------------     ------------
     Average common shares assuming dilution      168,125,515      173,237,003      169,813,218      174,095,894
                                                 ============     ============     ============     ============

     Net income                                  $    111,482     $    100,748     $    247,873     $    225,396
                                                 ============     ============     ============     ============

     Net income per common share                 $       0.66     $       0.58     $       1.46     $       1.29
                                                 ============     ============     ============     ============


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

Net External Sales / Segment Operating Profit
---------------------------------------------

                                        Three months ended September 30,                     Nine months ended September 30,
                             -----------------------------------------------------  ------------------------------------------------
Thousands of dollars                   1999                        1998                      1999                      1998
                             ------------------------    -------------------------  ------------------------  ----------------------
                                 NET       SEGMENT          Net          Segment        NET        SEGMENT        Net        Segment
                               EXTERNAL   OPERATING       External      Operating     EXTERNAL    OPERATING     External   Operating
                                SALES       PROFIT         Sales          Profit       SALES        PROFIT        Sales      Profit
                             -----------  -----------    -----------   -----------  -----------  -----------  ----------- ---------
Paint Stores                 $   828,247  $    95,333    $   789,298   $    86,977  $ 2,251,468  $   188,271  $ 2,130,682 $ 168,527

Coatings                         513,997      113,185        548,740       107,070    1,596,293      309,759    1,683,102   295,259

Other                              3,239        4,187          3,393         2,847        9,660       11,686        9,579    10,005
                             -----------  -----------    -----------   -----------  -----------  -----------  ----------- ---------

     Segment totals          $ 1,345,483      212,705    $ 1,341,431       196,894  $ 3,857,421      509,716  $ 3,823,363   473,791
                             ===========                 ===========                ===========               ===========

Corporate expenses - net                      (32,895)                     (34,396)                 (109,920)              (110,248)
                                          -----------                 ------------               ------------             ---------

Income before income taxes                $   179,810                  $   162,498               $   399,796              $ 363,543
                                          ===========                 ============               ============             =========


====================================================================================================================================



Intersegment Transfers


                          Three months ended September 30,         Nine months ended September 30,
                          --------------------------------         -------------------------------
Thousands of dollars           1999          1998                        1999         1998
                              --------     --------                    --------     --------
Coatings                      $319,823     $315,776                    $876,969     $858,457
Other                            6,102        5,966                      18,215       17,714
                              --------     --------                    --------     --------

     Segment totals           $325,925     $321,742                    $895,184     $876,171
                              ========     ========                    ========     ========

====================================================================================================================================

Segment operating profit is total revenue, including realized profit on intersegment transfers, less operating costs and expenses.

Net external sales and segment operating profits of consolidated foreign subsidiaries were $125.8 million and $18.7 million, respectively, for the third quarter of 1999, and $131.2 million and $11.2 million, respectively, for the third quarter of 1998. Net external sales and segment operating profits of these subsidiaries were $363.9 million and $43.7 million, respectively, for the first nine months of 1999, and $390.8 million and $30.7 million, respectively, for the first nine months of 1998. Long-lived assets of these subsidiaries totaled $243.2 million and $321.8 million, respectively, at September 30, 1999 and 1998. Domestic operations account for the remaining net external sales, segment operating profits and long-lived assets. Corporate expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

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

                       Item 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 0.3 percent in the third quarter and 0.9 percent in the first nine months of 1999 over the comparable 1998 periods. Net sales in the Paint Stores Segment increased 4.9 percent in the third quarter and
5.7 percent in the first nine months primarily due to increased paint gallons sold to both retail and wholesale customers, combined with sales gains in each of the remaining product lines (wallcoverings, floorcoverings, spray equipment and associated products). Architectural paint sales gains continued to outpace sales gains in industrial maintenance products and product finishes. Comparable-store sales were up 3.2 percent in the quarter and 3.9 percent in the first nine months. Net sales in the Coatings Segment decreased 6.3 percent in the third quarter and 5.2 percent year-to-date, primarily due to slow do-it-yourself coatings sales at certain customers, a soft domestic automotive refinish market, the bankruptcy and recent liquidation of a large retail customer, and the anticipated sales losses due to closing the Fort Worth, Texas cleaning solutions plant in the fourth quarter of 1998. Internationally, the dollar effects of the devaluation of the Brazilian real, as well as poor economic conditions in other South American countries, also contributed to the Segment's sales shortfall. Revenue generated by real estate operations in the Other Segment decreased 4.5 percent in the quarter primarily due to the sale of certain properties in the second quarter of 1999. Other Segment revenues increased 0.9 percent in the first nine months due to increased rates and higher occupancy, partially offset by the sale of certain properties in the second quarter of 1999.

Consolidated gross profit as a percent of sales improved to 45.3 and 44.0 percent for the third quarter and first nine months, respectively, from 43.8 and
43.0 percent for the comparable periods in 1998. The Paint Stores Segment's gross profit margins were higher than last year for the quarter and year-to-date, primarily due to increased gallons sold of manufactured paint products. Gross profit margins in the Coatings Segment were higher than last year for the third quarter and first nine months primarily due to increased factory efficiencies and cost reductions associated with the closing of certain manufacturing locations.

Consolidated selling, general and administrative expenses as a percent of sales were 0.8 percentage points unfavorable as compared to last year for the third quarter and were 0.7 percentage points unfavorable to last year for the first nine months, primarily due to the low sales increases and increased spending for the Company's Year 2000 project. The Paint Stores Segment's third quarter and year-to-date SG&A ratios were slightly higher than last year. SG&A expenses in the Coatings Segment as a percent of sales were unfavorable for the third quarter primarily due to lower sales volume and increased spending for the Year 2000 project, but were favorable for the first nine months of 1999 primarily due to the consolidation of administrative functions of four divisions during the last half of 1998 resulting in a lower overall SG&A cost structure.

Interest expense in the third quarter and first nine months was lower than the comparable periods of last year due to lower average borrowings outstanding. Additionally, average short-term borrowing rates were lower in the third quarter and first nine months of 1999 than the comparable periods in the prior year.

Other expense (income) for the third quarter represented income for 1999, compared to expense for 1998, primarily due to decreased foreign currency exchange losses and increased dividend and royalty income in 1999. For the first nine months of 1999, other expense was lower than last year primarily due to decreased foreign currency exchange losses and increased dividend and royalty income. Partially offsetting these improvements were 1999 financing and investing activities expense versus 1998 financing and investing activities income and a third quarter 1998 environmental insurance settlement gain.

Net income for the third quarter of 1999 increased 10.7 percent over last year to $111,482,000, or $.66 per common share - diluted, from $100,748,000, or $.58 per common share - diluted, in 1998. Year-to-date net income through September 30, 1999 increased 10.0 percent to $247,873,000, or $1.46 per common share - diluted, from $225,396,000, or $1.29 per common share - diluted, in 1998.

FINANCIAL CONDITION
-------------------

During the first nine months of 1999, cash and cash equivalents decreased $14.1 million, net long-term debt decreased $62.0 million and short-term borrowings increased $98.9 million. Short-term borrowings incurred during the nine months relate to the Company's commercial paper program, which had unused borrowing availability of $661.1 million at September 30, 1999. This program is backed by the Company's revolving credit agreements. The decrease in long-term debt is primarily related to the payment of a $50.0 million floating rate note during the first quarter. The increase in short-term borrowings since the end of last year relates to capital expenditures of $101.8 million, cash dividends of $61.1 million, treasury shares acquisition of $129.9 million, and normal operating needs for seasonally higher accounts receivable. The Company's current ratio declined to 1.27 from 1.39 at December 31, 1998. The decrease in this ratio occurred primarily due to the increase in short-term borrowings and current portion of long-term debt.

Since September 30, 1998, cash and cash equivalents increased $1.6 million, short-term borrowings decreased $49.4 million and net long-term debt decreased $59.5 million. Cash generated by operations during this period of $496.9 million was used for capital expenditures of $139.7 million, treasury shares acquired of $159.3 million, payments of cash dividends of $80.4 million, total debt reduction of $108.9 million, and normal working capital needs. The Company expects to remain in a borrowing position throughout 1999.

Capital expenditures during the first nine months of 1999 represented primarily the costs of upgrading information systems equipment, costs associated with new store openings, and capacity expansions and efficiency improvements in domestic and international production facilities. We do not anticipate the need for any specific external financing to support our capital programs.

During the third quarter and first nine months of 1999, the Company acquired 3,125,000 and 5,075,000 shares, respectively, of its common stock through open market purchases for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. In July, 1999, the Board of Directors authorized the Company to purchase, in aggregate, 10,000,000 shares of its common stock and rescinded the prior share purchase authorization. At September 30, 1999, the Company had remaining authorization to purchase 6,975,000 shares. During the first nine months of 1999, the Company received 8,392 shares of its common stock in exchange from the exercise of stock options. Other Comprehensive Income was significantly impacted in the first quarter by foreign currency translation adjustments, primarily related to the Brazilian real devaluation which occurred in January, 1999.

The Company and certain other companies are defendants in a number of lawsuits, including two purported class actions and an action brought by the State of Rhode Island, arising from the manufacture and sale of lead pigments and lead paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The lawsuits seek various damages and relief, including personal injury and property damage, costs involving the detection and abatement of lead paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that such lawsuits are without merit and is vigorously defending them. It is also possible that additional lawsuits may be filed against the Company based upon similar or different legal theories and seeking similar or different types of damages and relief.

Litigation is inherently subject to many uncertainties. Adverse rulings or determinations of liability, as well as changes in laws, could affect the lead pigment and lead paint lawsuits against the Company and encourage an increase in the number and nature of future claims and proceedings. Due to the uncertainties involved, management is unable to predict the outcome of such lawsuits or the number or nature of possible future claims and proceedings. In addition, management cannot determine the scope or amount of the potential costs and liabilities related to such lawsuits, claims or proceedings. However, based upon the outcome of previous similar lawsuits, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company arising out of such lawsuits will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

The Company entered into a settlement agreement with PMC, Inc., settling a lawsuit brought by PMC regarding the Company's former manufacturing facility in Chicago, Illinois which was sold to PMC in 1985. PMC sought certain environmental remediation costs and other damages relating to environmental contamination at the facility. Pursuant to the terms of the settlement agreement, the Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposal, discharges, releases or events occurring at the facility. In February, 1999, the People of the State of Illinois filed an amended complaint in a state court action against PMC joining the Company and alleging, in part, that the Company has caused certain soil and groundwater contamination at the facility and seeking, in part, that the Company investigate and remediate, as necessary, any such soil and groundwater contamination. The Company has entered into discussions with the State of Illinois to address these allegations. The Company has evaluated its potential liability regarding this facility and, based upon its preliminary evaluation, has accrued an appropriate amount. However, due to the uncertainties surrounding this facility, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of the liability may result in a material impact on results of operations for the annual or interim period during which the additional costs are accrued.

The Company does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity, or, except as set forth in the preceding paragraph, results of operations.

Effective October 25, 1999, the Company's Board of Directors elected Christopher
M. Connor as Vice-Chairman and Chief Executive Officer and Joseph M. Scaminace as President and Chief Operating Officer. Both Mr. Connor and Mr. Scaminace were added as members of the Board of Directors. John G. Breen, former Chief Executive Officer and President, will remain Chairman. Mr. Connor most recently served as President of the Paint Stores Group and will be succeeded by John G. Morikis, former President and General Manager of the Eastern Division of the Paint

Stores Group. Mr. Scaminace most recently served as President of the Consumer Group and will be succeeded by Thomas W. Seitz, former Senior Vice President of Operations for the Consumer Group.

YEAR 2000 READINESS
-------------------

The Company has substantially completed its company-wide project to prepare its business for the change in date from the year 1999 to 2000. The goal of the Year 2000 project is to assure that there are no major interruptions in the Company's business operations relating to the transition to the year 2000. The scope of the Company's Year 2000 project includes (i) identifying and taking appropriate corrective action to remedy the Company's software, hardware and embedded technology, (ii) working with certain key financial institutions, customers, suppliers and service providers, with which the Company does business electronically, to help protect such business from being adversely affected by the Year 2000, and (iii) contacting key vendors and service providers and requesting assurances that such third parties will be Year 2000 compliant. The status of the Year 2000 project is reported regularly to senior management and the Board of Directors.

The Company's compliance process to address Year 2000 issues in the Company's software and hardware systems and embedded technology consists of the following nine steps: (1) inventory, (2) risk assessment, (3) prioritization, (4) impact analysis, (5) remediation, (6) testing, (7) certification, (8) deployment, and
(9) approval. The Company's mission critical systems have been the project team's top priority. The Company's mission critical systems include systems which are the most essential to the Company to continue its operations without interruption. As of July 31, 1999, the Company completed its compliance process for all its mission critical systems and embedded technology. The Company's target for completing its compliance process for its non-mission critical systems is the end of 1999, and as of September 30, 1999, 97% of the non-mission critical systems had completed the compliance process.

The Company is in contact with certain key financial institutions, customers, suppliers and service providers, with which the Company does business electronically, to address potential Year 2000 issues. The Company is directly working with certain key third parties to remediate and test affected systems where practicable. The Company sent surveys to key vendors and service providers requesting information regarding the status of their Year 2000 readiness and conducted telephone interviews and onsite visits with selected key vendors and service providers. The Company is also reviewing the public Year 2000 disclosures of key customers. Based upon this information, the Company has identified potential Year 2000 issues involving key third parties and either is resolving those issues or has developed contingency plans to the extent practicable.

All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The total cost of the project is expected to be approximately $30 million, of which about $27 million has been spent since the beginning of the project through September 30, 1999. These costs include costs of internal employees and third-party consultants involved in the project and the costs of software and hardware. The Company does not expect these costs and expenses to have a material adverse effect on the Company's financial condition.

While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its Year 2000 project in a timely manner, the Company has identified potential major business interruptions that could reasonably likely result from Year 2000 issues and has developed contingency plans designed to address such potential interruptions. The Company has also developed general contingency plans designed to help protect the Company from unanticipated Year 2000 business interruptions. Contingency plans include the identification of alternate suppliers or service providers in some cases, increases in safety levels of certain raw material and finished goods inventories, and the development of alternate procedures. The Company's contingency plans will continue to be developed and modified as necessary over time as it receives better information regarding the Year 2000 status of its systems and embedded technology and third party readiness. Regardless of the contingency plans developed, these plans will not address all potential business interruptions, and there can be no assurance that the implementation of these plans will be successful.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risk and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the impact of Year 2000; the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead paint lawsuits; and unusual weather conditions. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate debt instruments. The Company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the Company's financial condition or results of operations. There were no material changes in the Company's exposure to market risk from December 31, 1998.

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
         (a)      Exhibits

                  (11) Computation of Net Income Per Common Share - See Note F to Condensed Consolidated Financial Statements (Unaudited).

                  (27) Financial Data Schedule for the period ended September 30, 1999 (filed herewith).

         (b)      Reports on Form 8-K - none.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE SHERWIN-WILLIAMS COMPANY

November 15, 1999                   By:   /s/ J.L. Ault
                                          --------------------------------------
                                          J.L. Ault
                                          Vice President-Corporate Controller

November 15, 1999                   By:   /s/ L.E. Stellato
                                          --------------------------------------
                                          L.E. Stellato
                                          Vice President, General Counsel and
                                          Secretary

                                INDEX TO EXHIBITS
                                -----------------
EXHIBIT NO.                EXHIBIT
-----------                -------

(11) Computation of Net Income Per Common Share - See Note F to Condensed Consolidated Financial Statements (Unaudited).

(27) Financial Data Schedule for the period ended September 30, 1999 (filed herewith).