Form 10-K405
period 1999-12-31
SHERWIN WILLIAMS CO
filed 2000-03-15
CIK 89800

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       9.875% Debentures due 2016                                  New York Stock Exchange
       Common Stock, Par Value $1.00                               New York Stock Exchange
       Preferred Stock Purchase Rights                             New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    At January 31, 2000, 165,719,211 shares of common stock were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates on January 31, 2000 was $2,902,095,029.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 ("1999 Annual Report") are incorporated by reference into Parts I, II and IV of this report.

    Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The Sherwin-Williams Company, founded in 1866 and incorporated in 1884, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America. As used in this report, the terms "Sherwin-Williams" and "Company" mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

BASIS OF REPORTABLE SEGMENTS

     During the fourth quarter of 1999, following the appointment of a new chief operating decision maker, the Company adopted revised segment reporting guidelines that changed the number and composition of its reportable segments and changed the value of goods that are transferred domestically between segments. Effective for the fourth quarter and year 1999, the Company will report financial information for five reportable segments -- the Paint Stores, Consumer, Automotive Finishes, International Coatings (collectively, the "Operating Segments") and Administrative Segments. The value assigned to goods that are transferred domestically between segments represents the approximate fully absorbed manufactured cost plus distribution costs. Previously reported annual Reportable Segment Information for years 1995 through 1998 was restated to conform to the Company's 1999 presentation which is shown on page 13 of the 1999 Annual Report, which is incorporated herein by reference. Unaudited quarterly Reportable Segment Information for 1999 and 1998, which was reported in the Company's 1999 quarterly reports filed with the Securities and Exchange Commission on Form 10-Q, has also been restated as described in Note 14 on pages 36 and 37 of the 1999 Annual Report, which is incorporated herein by reference.

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. One of the characteristics identified by SFAS No. 131 that must be considered in the determination of reportable segments is the regular review of performance by the enterprise's chief operating decision maker. The Company's chief operating decision maker has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Each reportable segment identified by the Company meets the SFAS No. 131 criteria for external reporting in the same way that current management internally has organized the Company. The new segment reporting meets other SFAS No. 131 characteristics of earning revenue and incurring expenses in carrying out a business activity and making discrete financial information about the business component available to the chief operating decision maker.

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

     Factors considered in determining the five reportable segments of the Company include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to the Board of Directors. Information about net sales, operating profits and assets attributable to the United States and to all foreign consolidated subsidiaries can be found on pages 12 and 13 of the 1999 Annual Report, which is incorporated herein by reference. Revenues and operating profits attributable to any individual country outside the United States are not material.

     The Company evaluates the performance of each operating segment and allocates resources based on profit or loss and cash generated from operations before income taxes, excluding corporate expenses and financing gains and losses. The accounting policies of the reportable segments are the same as those described in Note 1 --

Significant Accounting Policies on pages 28 and 29 of the 1999 Annual Report, which is incorporated herein by reference.

PAINT STORES SEGMENT

     The Paint Stores Segment consists of four geographically divided domestic domiciled divisions -- Eastern, Southeastern, Mid Western and South
Western -- which include all paint stores in the United States, Canada, the Virgin Islands and Puerto Rico. The domestic divisions have the same business activity of selling identical national and similar regional products through company-operated specialty paint stores to the same types of customers. The Paint Stores Segment now includes the manufacturing and technical operations of the Product Finishes Business Unit that produces original equipment manufacturer
(OEM) product finishes sold through the paint stores and by direct outside sales representatives. These operations were previously reported in the Coatings Segment. The Paint Stores Segment also consists of certain operations in Mexico that include a manufacturing facility, distribution activities, specialty paint stores and outside selling functions to dealers and other distributors. The Mexico operations were also previously reported as part of the Coatings Segment. The Paint Stores Segment consisted of 2,396 company-operated paint stores in the United States, Canada, the Virgin Islands, Puerto Rico and Mexico on December 31, 1999. The Paint Stores Segment is the exclusive North American marketer and seller of Sherwin-Williams(R) branded architectural coatings, industrial maintenance and marine products, and related items produced by the Consumer Segment and the Paint Stores Segment's Mexican manufacturing operations. This Segment is also the exclusive North American marketer and seller of Sherwin-Williams(R) branded industrial OEM product finishes produced by its manufacturing facilities. In addition, this Segment markets and sells Con-Lux(R), Old Quaker(TM), Mercury(TM), Brod Dugan(TM), Pro-Line(R), SeaGuard(R), JetGlo(R), AcryGlo(R), other control-branded coatings, and related products also manufactured by the Consumer Segment. Complementary coatings and associated products manufactured by third parties are sold through the Paint Stores Segment to complete its product offering.

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

     During 1999, the Segment opened 73 net new stores, remodeled 81 and relocated 41. Included in the 73 net new stores were 66 stores in the United States, one each in Canada, the Virgin Islands and Puerto Rico, and four in Mexico. There were 64 net new stores opened in 1998 (55 in the United States) and 47 net new stores in 1997 (36 in the United States). This Segment introduced many new national and regional architectural products, industrial maintenance and marine products, and industrial OEM product finishes in 1999. The exterior paint "Duration(TM)" was launched in March 1999 and exceeded its first year sales forecasts. This product was well accepted by the painting contractor looking for long-lasting durability, ease of application and excellent appearance. It was also well accepted by the do-it-yourself customer looking for superior performance and a one-coat application. Growth in the faux finishing area, which is used to achieve unique finishes for home remodeling projects and new home construction, has continued. In addition to introducing new products in this area, this Segment added several well-received customer services such as an in-store merchandiser, application tools, in-store clinics and "how to" brochures and videos.

     In 2000, the Paint Stores Segment plans to open approximately 80 net new stores while investing in new sales territories and field technical personnel. Service levels will continue to improve through added investments in staffing, color matching equipment and other productivity improving equipment. This Segment will also invest in a key project designed to dramatically enhance color offering and product consistency. This multi-year project will launch in 2000 with the introduction of an "Extra White" base, a brighter and cleaner white base, which will allow Sherwin-Williams(R) products to be tinted to a wider range of colors than ever before. Projects to enhance existing product lines while introducing new technology will continue, as product quality remains a key issue to both new and existing customers.

     The Company launched its extremely successful web site, "www.sherwin-williams.com" in January 1999. It has received favorable reviews from a number of internet trade publications and won the Dow Jones Directory's site of the month award in August 1999. Customer and employee feedback included high marks for ease of navigation, logical organization structure, and breadth and depth of content. By the end of 1999, the site consisted of more than 12,000 pages of information and received 5.5 million hits per month with 165,000 user sessions. This site will be expanded to further leverage the existing store distribution platform by enabling customers and vendors to conduct business electronically.

     The successful advertising campaign theme, "Ask How, Ask Now, Ask Sherwin-Williams" will continue in 2000. The campaign capitalizes on the strong brand name recognition and quality perception inherent in the Sherwin-Williams name.

CONSUMER SEGMENT

     The Consumer Segment develops, manufactures and distributes architectural paints, stains, varnishes, industrial maintenance products, wood finishing products, paint applicators, corrosion inhibitors, and paint-related products in the United States and Canada. In addition, a wide variety of cleaning products and custom, industrial and automotive aerosols are filled, packaged, distributed and sold by this Segment. The Consumer Segment employs a wide variety of trade names and trademarks in pursuit of its business. Sherwin-Williams(R), Dutch Boy(R), Krylon(R), Minwax(R), Cuprinol(R), Thompson's(R), Formby's(R), Red Devil(R), Kem-Tone(R), Martin Senour(R), Pratt & Lambert(R), H&C(R), White Lightning(R), Dupli-Color(R), Rust Tough(R), Rubberset(R), Sprayon(R), Moly-White(R), Cello(R) and Tri-Flow(TM) are some of the trade names and trademarks that have high national customer recognition and collectively contribute significantly to the external sales of the Consumer Segment.

     Domestically, Sherwin-Williams(R) branded architectural coatings, stains, varnishes, industrial maintenance products, wood finishing products, paint applicators, aerosols, adhesives and related products are manufactured solely for the Paint Stores Segment. Approximately 40 percent of the total sales, including intersegment transfers, of the Consumer Segment in 1999 represented products sold through the Paint Stores Segment.

     Certain control-branded, other branded and private label coatings, stains, varnishes, wood finishing products, paint applicators, aerosols and related products are manufactured for and distributed through many of the leading mass merchandisers, home centers, independent dealers and industrial maintenance distributors. Sales and marketing of these branded and private label products is performed by a direct sales staff. The products distributed through these third-party customers are intended for resale to the ultimate end-user of the product. Cleaning products and custom, industrial and automotive aerosols produced by this Segment are distributed through various mass merchandisers and the homecare products, institutional, insecticide and industrial markets.

     The Consumer Segment has sales to certain customers that, individually, may be a significant portion of the sales of the Segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the Segment. This Segment incurs most of the Company's capital expenditures related to ongoing environmental compliance measures.

     During 1999, the Consumer Segment's sales and marketing organizations began to benefit from the consolidation of the former Consumer Brands, Coatings, Transportation Services and Diversified Brands Divisions that started in 1998. The consolidation was precipitated by customer expectations for improved service, the necessity to lower operating costs, and the need for additional field service personnel to support the customers' businesses. In 1999, a new sales and marketing organization was put in place to provide proper focus to the key brands as well as this Segment's large, diverse customer base. Technology changes throughout the Consumer Segment allowed for the complete integration of marketing and sales information into a data warehouse for acquired brands as well as core business brands. This Segment also installed supply chain software into many of its manufacturing and distribution sites to speed up the supply chain process and increase responsiveness to customer demand.

     In 1999, the Consumer Segment's Chicago Emulsion Plant was accepted into the Occupational Safety and Health Administration's Voluntary Protection Program as a "Star" site. This program recognizes U.S. facilities that have designed and implemented outstanding health and safety practices. This acceptance marks the first time that a U.S. coatings manufacturer has achieved this status. The Consumer Segment continued its promotion of the unique Dutch Boy(R) ClimateGUARD(TM) exterior house paint product line. Climatological research identifies five U.S. regions with distinctively different climates. Five unique ClimateGUARD(TM) formulas were developed for each different weather condition it guards against and are all backed by the Company's 20-year limited warranty.

     In 2000, several new marketing and sales programs will be initiated. The Segment has launched a new Thompson's(R) exterior architectural paint program. This program is a premium branded program that leverages the well-known Thompson's(R) brand name at a leading mass merchandiser. The product is being supported with a lifetime warranty for moisture resistance. This program provides a branded paint program along side the customer's private label paint program. Additionally, the Consumer Segment will introduce an extension pole program for the professional contractor. This program will involve separate sizes of extension poles for paint rollers with a lifetime warranty on the patent-pending pin lock mechanism on the extension poles.

AUTOMOTIVE FINISHES SEGMENT

     The Automotive Finishes Segment develops, manufactures and distributes motor vehicle finish, refinish and touch-up products primarily throughout North and South America and the Caribbean Islands. This Segment also licenses certain technology and trade names worldwide. This Segment employs a variety of trade names and trademarks worldwide in pursuit of its business. Sherwin-Williams(R), Martin Senour(R), Western(R), Lazzuril(TM), Excelo(TM) and Marson(TM) are some of the trade names and trademarks that have high national and international customer recognition and collectively contribute significantly to the sales of the Automotive Finishes Segment. Sherwin-Williams(R) branded automotive finish and refinish products are distributed throughout North America solely through this Segment's network of company-operated automotive branches. At December 31, 1999, the Segment consisted of a network of 172 company-operated automotive branches worldwide. In the United States there were 121 branches open at that date and 51 foreign branches in Canada (21), Jamaica (12) and Chile (18). Some control-branded, other branded and private label refinish and touch-up products are manufactured for and distributed through many of the leading independent dealers, automotive program distributors, automotive jobbers, independent jobbers, wholesale distributors, automotive body shops, automotive dealerships, fleet owners and refinishers, production shops, body builders and manufacturers requiring a factory-applied finished product. At December 31, 1999, the Automotive Finishes Segment included nine foreign wholly-owned subsidiaries in five foreign countries and 12 foreign licensing agreements in 29 countries outside the United States.

     During 1999, the Automotive Finishes Segment opened five new branches - one in the United States and two each in Chile and Jamaica. This Segment also acquired thirteen branches in 1999 - ten in Canada, two in Chile and one in the United States. The branch network continued to increase sales and gain market share in the collision shop sector. Unique sales programs, national account management and the high performing Ultra 7000(TM) system were key factors contributing to sales increases in the branch network. Sales and profits increased significantly in product lines sold to suppliers to the automotive and truck OEM businesses. Genesis(TM) high solids urethane systems for OEM heavy truck and bus application was launched during 1999, adding to the growth in that business. Increased unit builds and new product approvals by automobile parts suppliers and truck manufacturers were key to the growth in the OEM business.

     In 2000, the Automotive Finishes Segment will continue to focus on sales growth in the OEM business and expansion of its branch network. The development of additional, improved color technology in international markets will aid in sales growth as well. This Segment will continue to pursue growing market opportunities including international business to better compete on a global basis.

INTERNATIONAL COATINGS SEGMENT

     The International Coatings Segment develops, licenses, manufactures and distributes architectural paints, stains, varnishes, industrial maintenance products, product finishes, wood finishing products and paint-related products worldwide. In addition, custom, industrial and automotive aerosols are filled, packaged, distributed and sold by this Segment. The International Coatings Segment employs a wide variety of trade names and trademarks worldwide in pursuit of its business. Sherwin-Williams(R), Dutch Boy(R), Krylon(R), Kem-Tone(R), Pratt & Lambert(R), Minwax(R), Ronseal(TM), Colorgin(TM), Globo(TM), Sumare(R), Andina(TM) and Marson(TM) are some of the trade names and trademarks that have high customer recognition and collectively contribute significantly to the sales of the International Coatings Segment. Some other branded and private label coatings, stains, varnishes, wood finishing products, paint applicators, aerosols, adhesives and related products are manufactured for and distributed through various marketing channels. The International Coatings Segment manufactures, distributes and sells its products primarily through wholly-owned subsidiaries, joint ventures and licensees of technology, trademarks and trade names. At December 31, 1999, this Segment included ten foreign wholly-owned subsidiaries in seven foreign countries, four foreign joint ventures and 32 licensing agreements in 24 foreign countries. This Segment also sells its products through 33 company-operated specialty paint stores in Chile and ten in Brazil. The majority of the sales from licensees and subsidiaries occur in South America, the Segment's most important international market.

     The economic climate throughout South America was difficult in 1999. Despite Brazil's maxi-devaluation of its currency in January, and the resultant impact on the economy, improved sales and operating profits were achieved in local currency. In spite of the harsh economic climate and recessions in Argentina and Chile, the operations in these countries managed to increase market share. S-W Argentina achieved record sales and profits. In the United Kingdom, Ronseal achieved record sales and profits with continued growth in its do-it-yourself and home improvement market.

     In 2000, the less-than-favorable economic conditions in South America are expected to continue although some improvement may be realized in Brazil and Chile. Nonetheless, cost containment remains a focal point of the businesses in South America, especially in Argentina where a continuation of the recession is possible. Additionally, proper servicing of key accounts, new product introductions, entry into new market segments and a broadening of distribution will be necessary to achieve planned goals.

ADMINISTRATIVE SEGMENT

     The Company and certain consolidated subsidiaries have corporate headquarters expenses that are considered part of the Administrative Segment and not a part of an Operating Segment. The Administrative Segment includes the expenses of headquarter sites, interest expense which is unrelated to certain financing activities of the Operating Segments, investment income, certain foreign currency transaction losses related to dollar-denominated debt and other financing activities, certain provisions for disposition and environmental-related matters, and other expenses which are not directly associated with any Operating Segment.

     The Administrative Segment expenses and assets reconcile Operating Segment data to total consolidated income before income taxes, identifiable assets, capital expenditures and depreciation.

     Also included in the Administrative Segment is a real estate management unit that is responsible for the ownership, management, leasing of non-retail properties held primarily for use by the Company, including the Company's headquarters site, and disposal of idle facilities. Sales of the Administrative Segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its operations. Gains and losses from the sale of property are not a significant factor in determining the performance of this Segment. At the end of 1999, this Segment owned 22 and leased two properties consisting of office buildings, distribution service centers, idle manufacturing facilities and vacant land. Occasionally, such properties are acquired or developed to provide the lowest cost alternative for expansion of distribution operations by the Consumer or Automotive Finishes Segments. Locations that have been utilized profitably in the past that can no longer contribute to the Company's future plans are offered for sale or lease. If a location is no longer in usable condition, all buildings on the property are razed and the vacant land is then offered for sale or lease. During 1999, two owned properties were sold and early termination of a lease was successfully negotiated at a third site. Sales agreements are currently being pursued for three other facilities with anticipated sale dates in 2000. The second phase of a demolition plan was completed at a former manufacturing facility in 1999. The occupancy rate for external non-retail office space was 95 percent at December 31, 1999. For 2000, the lease expiration of a large tenant in the Company's headquarters building and the reduction in leased space of another tenant will result in decreased revenue for the near term.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Segments anticipates any significant sourcing problems during 2000. There are sufficient suppliers of each product purchased for resale that none of the Segments anticipates any significant sourcing problems during 2000.

SEASONALITY

     The majority of the sales for the Paint Stores, Consumer and Automotive Finishes Segments traditionally occur during the second and third quarters. The International Coatings Segment's fourth quarter sales have traditionally been greater than the sales for any of the first three quarters. There is no significant seasonality in sales for the Administrative Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of Company trademarks and trade names collectively contribute significantly to the sales of the Company.

     The Paint Stores Segment is identified with names such as Sherwin-Williams(R), SuperPaint(R), Pro Mar(R), EverClean(R), Glas-Clad(R), Perma-Clad(R), Old Quaker(TM), Pro-Line(R), SeaGuard(R), JetGlo(R), AcryGlo(R), Con-Lux(R), Mercury(TM) and Brod-Dugan(TM).

     The Consumer Segment employs a variety of trade names and trademarks in marketing its products, such as Sherwin-Williams(R), Thompson's(R), Dutch Boy(R), Kem-Tone(R), Martin Senour(R), Cuprinol(R), Pratt & Lambert(R), H&C(R), Rubberset(R), Dupli-Color(R), Rust Tough(R), Sprayon(R), Minwax(R), White Lightning(R), Krylon(R), Cello(R), Moly-White(R), Formby's(R), Red Devil(R) and Tri-Flow(TM).

     The Automotive Finishes Segment utilizes various trade names and trademarks in pursuit of its business, including Sherwin-Williams(R), Martin Senour(R), Western(R), Lazzuril(TM), Excelo(TM) and Marson(TM).

     The International Coatings Segment uses trade names and trademarks in the conduct of its business including Sherwin-Williams(R), Dutch Boy(R), Krylon(R), Kem-Tone(R), Pratt & Lambert(R), Minwax(R), Ronseal(TM), Colorgin(TM), Globo(TM), Sumare(R), Andina(TM) and Marson(TM).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole or any Segment, the International Coatings Segment and the international operations of the Automotive Finishes Segment derive a portion of their income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint and coatings products through 2000.

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

     In the Paint Stores Segment, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, service and price determine the competitive advantage for this Segment. In the Consumer and

International Coatings Segments, domestic and foreign competitors include manufacturers and distributors of branded and private labeled coatings products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for these Segments. The Automotive Finishes Segment has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. Key competitive factors for this Segment include technology, product quality, distribution, service and price. The Administrative Segment has many competitors consisting of other real estate owners, developers and managers in areas in which this Segment owns property. The main competitive factors are the availability of property and price.

EMPLOYEES

     The Company employed 25,697 persons at December 31, 1999.

ENVIRONMENTAL COMPLIANCE

     For additional information regarding environmental matters, see pages 15 through 17 of the 1999 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 28, 30 and 33, respectively, of the 1999 Annual Report, which is incorporated herein by reference.

SEGMENT INFORMATION AND FOREIGN OPERATIONS

     For additional information regarding the Company's Reportable Segments and foreign operations, see the financial table and the notes thereto on pages 12 and 13 of the 1999 Annual Report, which is incorporated herein by reference. Additional information regarding risks attendant to foreign operations is set forth on pages 18 and 20 of the 1999 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risks and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead paint lawsuits; and unusual weather conditions.

     Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns its corporate headquarters located in Cleveland, Ohio. The Company's principal manufacturing and distribution facilities are located as set forth below. The Company believes its manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

PAINT STORES SEGMENT

                            Manufacturing Facilities
                           -------------------------

Arlington, Texas                                                           Owned
Calgary, Alberta, Canada                                                  Leased
Columbus, Ohio                                                             Owned
Edison, New Jersey                                                         Owned
Fort Wayne, Indiana                                                       Leased
Greensboro, North Carolina                                                 Owned
Grimsby, Ontario, Canada                                                   Owned
Harrisburg, Pennsylvania                                                  Leased
Memphis, Tennessee                                                         Owned
Mexico City, Mexico                                                        Owned
Ontario, California                                                       Leased
Portsmouth, Virginia                                                       Owned
Rockford, Illinois                                                        Leased
San Diego, California                                                     Leased
Spartanburg, South Carolina                                               Leased
Wichita, Kansas                                                            Owned

                            Distribution Facilities
                             ----------------------

Mexico City, Mexico                                                        Owned
Vancouver, Alberta, Canada                                                Leased

CONSUMER SEGMENT

                            Manufacturing Facilities
                           -------------------------

Baltimore, Maryland                                                        Owned
Bedford Heights, Ohio                                                      Owned
Chicago, Illinois                                                          Owned
Coffeyville, Kansas                                                        Owned
Crisfield, Maryland                                                       Leased
Deshler, Ohio                                                              Owned
Elk Grove, Illinois                                                        Owned
Emeryville, California                                                     Owned
Ennis, Texas                                                              Leased
Flora, Illinois                                                            Owned
Fort Erie, Ontario, Canada                                                 Owned
Fountain Inn, South Carolina                                               Owned
Garland, Texas                                                             Owned
Greensboro, North Carolina                                                 Owned
Havre de Grace, Maryland                                                   Owned
Holland, Michigan                                                          Owned
Lawrenceville, Georgia                                                     Owned
Morrow, Georgia                                                            Owned
Olive Branch, Mississippi                                                  Owned
Orlando, Florida                                                           Owned
Victorville, California                                                    Owned

                            Distribution Facilities
                             ----------------------

Bedford Heights, Ohio                                                     Leased
Buford, Georgia                                                           Leased
Cranberry Run, Maryland                                                   Leased
Dayton Valley, Nevada                                                      Owned
Effingham, Illinois                                                       Leased
Fredericksburg, Pennsylvania                                               Owned
Reno, Nevada                                                               Owned
San Juan, Puerto Rico                                                     Leased
Vaughan, Ontario, Canada                                                  Leased
Waco, Texas                                                               Leased
Winter Haven, Florida                                                      Owned

AUTOMOTIVE FINISHES SEGMENT

                            Manufacturing Facilities
                            ------------------------

Arica, Chile                                                               Owned
Kingston, Jamaica                                                          Owned
Richmond, Kentucky                                                         Owned
Santiago, Chile*                                                           Owned
Sao Paulo, Brazil                                                          Owned
Texcocco, Mexico                                                           Owned

                            Distribution Facilities
                             ----------------------

Kingston, Jamaica                                                          Owned
Reno, Nevada                                                              Leased
Richmond, Kentucky                                                         Owned
Santiago, Chile*                                                           Owned
Sao Paulo, Brazil                                                          Owned
Zaragoza, Mexico                                                           Owned

INTERNATIONAL COATINGS SEGMENT

                            Manufacturing Facilities
                           -------------------------

Buenos Aires, Argentina                                                    Owned
Santiago, Chile*                                                           Owned
Sao Paulo, Brazil(4)                                                       Owned
Sheffield, England                                                         Owned

                            Distribution Facilities
                             ----------------------

Buenos Aires, Argentina                                                    Owned
Santiago, Chile*                                                           Owned
Santiago, Chile                                                           Leased
Sao Paulo, Brazil(4)                                                       Owned
Lima, Peru                                                                Leased

* This facility is shared between the Automotive Finishes and International Coatings Segments.

     The operations of the Paint Stores Segment included 2,396 company-operated paint stores, of which 215 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 1999. The Paint Stores Segment is divided into four separate operating divisions and certain operations in Mexico, each of which is responsible for the paint stores located within its geographical region. At the end of 1999, the Mid Western Division operated 645 paint stores primarily located in the midwestern and upper west coast states and western Canada, the Eastern Division operated 481 paint stores along the upper east coast and New England states and eastern Canada, the Southeastern Division operated 624 paint stores principally covering the lower east and gulf coast states and Puerto Rico, and the South Western Division operated 573 paint stores in the plains and the lower west coast states. The Paint Stores Segment also included 73 paint stores in Mexico. The Paint Stores Segment opened 73 net new paint stores in 1999 and relocated 41.

     The Automotive Finishes Segment included 121 company-operated automotive branches, of which one was owned, in the United States and 51 leased company-operated stores and branches in Canada, Chile, Brazil and Jamaica at December 31, 1999. The International Coatings Segment included 43 company-operated specialty paint stores, of which 4 were owned, in Chile and Brazil. All real property within the Administrative Segment is owned by the Company except for one warehouse lease. For additional information regarding real property within the Administrative Segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference. For additional information regarding real property leases, see Note 8 of the Notes to Consolidated Financial Statements on page 33 of the 1999 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to the legal proceeding brought by the Michigan Department of Environmental Quality, which was reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999. On May 3, 1999, the Michigan Department of Environmental Quality issued a letter of violation regarding the Company's Holland, Michigan facility. The Company believes it has resolved this matter with the Department of Environmental Quality in satisfaction of both federal and state requirements. The Company expects to enter into a consent decree pursuant to which the Company will pay a civil penalty of $176,500 and agree to adhere to a compliance program and to perform certain recordkeeping, reporting and testing regarding the Company's operations at the facility.

     For additional information regarding environmental matters and other legal proceedings, see pages 15 through 17 of the 1999 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 28, 30 and 33, respectively, of the 1999 Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is the name, age and present position of each of the Executive Officers at February 29, 2000, as well as all prior positions held by each during the last five years.

             Name                  Age                   Present Position
             ----                  ---                   ----------------
John G. Breen                      65     Chairman, Director
Christopher M. Connor              43     Vice Chairman and Chief Executive Officer,
                                          Director
Joseph M. Scaminace                46     President and Chief Operating Officer, Director
Larry J. Pitorak                   53     Senior Vice President -- Finance, Treasurer and
                                          Chief Financial Officer
John L. Ault                       54     Vice President -- Corporate Controller
Michael A. Galasso                 52     President & General Manager, Automotive
                                          Division
Thomas E. Hopkins                  42     Vice President -- Human Resources
Conway G. Ivy                      58     Vice President -- Corporate Planning and
                                          Development
John G. Morikis                    36     President, Paint Stores Group
Thomas W. Seitz                    51     President, Consumer Group
Louis E. Stellato                  49     Vice President, General Counsel and Secretary

     Mr. Breen has served as Chairman since April 1980. Mr. Breen served as Chief Executive Officer from January 1979 to October 1999 and President from March 1999 to October 1999. Mr. Breen has served as a Director since April 1979.

     Mr. Connor has served as Vice Chairman and Chief Executive Officer since October 1999. Mr. Connor served as President, Paint Stores Group from August 1997 to October 1999 and President & General Manager, Diversified Brands Division from April 1994 to August 1997. Mr. Connor has served as a Director since October 1999.

     Mr. Scaminace has served as President and Chief Operating Officer since October 1999. Mr. Scaminace served as President, Consumer Group from July 1998 to October 1999, President & General Manager, Coatings Division from June 1997 to July 1998, and President & General Manager, Automotive Division from April 1994 to June 1997. Mr. Scaminace has served as a Director since October 1999.

     Mr. Pitorak has served as Senior Vice President -- Finance, Treasurer and Chief Financial Officer since April 1992.

     Mr. Ault has served as Vice President -- Corporate Controller since January 1987.

     Mr. Galasso has served as President & General Manager, Automotive Division since June 1997. Mr. Galasso served as Vice President & Director -- Operations, Automotive Division from May 1992 to June 1997.

     Mr. Hopkins has served as Vice President -- Human Resources since August 1997. Mr. Hopkins served as Vice President -- Human Resources, Paint Stores Group from February 1996 to August 1997 and Director of Human Resources, Paint Stores Group from November 1989 to February 1996.

     Mr. Ivy has served as Vice President -- Corporate Planning and Development since April 1992.

     Mr. Morikis has served as President, Paint Stores Group since October 1999. Mr. Morikis served as President & General Manager, Eastern Division, Paint Stores Group from July 1998 to October 1999, Senior Vice

President & Director -- Marketing, Paint Stores Group from September 1997 to July 1998 and Division Vice President -- Sales, Eastern Division, Paint Stores Group from April 1994 to September 1997.

     Mr. Seitz has served as President, Consumer Group since October 1999. Mr. Seitz served as Vice President of Operations, Consumer Group from July 1998 to October 1999, Vice President of Operations, Coatings Division from December 1995 to July 1998 and Vice President of Logistics, Coatings Division from December 1994 to December 1995.

     Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sherwin-Williams common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at February 28, 2000 was 11,412. Information regarding market prices and dividend information with respect to Sherwin-Williams common stock is set forth on page 39 of the 1999 Annual Report under the caption entitled "Shareholder Information," which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
(Millions of Dollars, except per share data)

                               1999     1998     1997     1996(a)     1995(b)
------------------------------------------------------------------------------
OPERATIONS
Net sales                     $5,004   $4,934   $4,881   $   4,133   $   3,274
Net income                       304      273      261         229         201
FINANCIAL POSITION
Total assets                  $4,052   $4,065   $4,036   $   2,995   $   2,141
Long-term debt                   624      730      844         143          24
PER COMMON SHARE DATA
Net income -- basic(c)        $ 1.81   $ 1.58   $ 1.51   $    1.34   $    1.18
Net income -- diluted(c)        1.80     1.57     1.50        1.33        1.17
Cash dividends                   .48      .45      .40         .35         .32

(a) Pre-acquisition amounts for Thompson Minwax Holding Corp., acquired on January 7, 1997 using the purchase method of accounting, are not included. Therefore, amounts are not comparable to 1997 and beyond. See Note 2 of the Notes to Consolidated Financial Statements on page 29 of the 1999 Annual Report, which is incorporated herein by reference, for further acquisition and merger information.

(b) Pre-acquisition amounts for Thompson Minwax Holding Corp. and Pratt & Lambert United, Inc., acquired on January 7, 1997 and January 10, 1996, respectively, using the purchase method of accounting, are not included. Therefore, amounts are not comparable to 1996 and beyond.

(c) Amounts reflect adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective December 31, 1997. All amounts shown for periods prior to adoption have been restated. See Note 1 and Note 15 of the Notes to Consolidated Financial Statements on pages 29 and 37, respectively, of the 1999 Annual Report, which are incorporated herein by reference, for further per share information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 14 through 21 of the 1999 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk through various financial instruments, including fixed rate debt instruments. The Company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 24 through 37 of the 1999 Annual Report under the captions entitled "Statements of Consolidated Income," "Consolidated Balance Sheets," "Statements of Consolidated Cash Flows," "Statements of Consolidated Shareholders' Equity," and "Notes to Consolidated Financial Statements," which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 14 of the Notes to Consolidated Financial Statements on pages 36 and 37 of the 1999 Annual Report, which is incorporated herein by reference. The Report of Independent Auditors is set forth on page 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 6 through 17 of the Proxy Statement and under the caption entitled "Compensation of Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements
              The following consolidated financial statements of the Company included in the 1999 Annual Report are incorporated by reference in
              Item 8. The Report of Independent Auditors is set forth on page 14 of this report.
              (i)     Statements of Consolidated Income for the years ended
                      December 31, 1999, 1998 and 1997 (page 24 of the 1999 Annual
                      Report)
              (ii)    Consolidated Balance Sheets at December 31, 1999, 1998 and
                      1997 (page 25 of the 1999 Annual Report)
              (iii)   Statements of Consolidated Cash Flows for the years ended
                      December 31, 1999, 1998 and 1997 (page 26 of the 1999 Annual
                      Report)
              (iv)    Statements of Consolidated Shareholders' Equity for the
                      years ended December 31, 1999, 1998 and 1997 (page 27 of the
                      1999 Annual Report)
              (v)     Notes to Consolidated Financial Statements for the years
                      ended December 31, 1999, 1998 and 1997 (pages 28 through 37 of the 1999 Annual Report)
       (2)    Financial Statement Schedule
                      Schedule No. II -- Valuation and Qualifying Accounts and
                      Reserves for the years ended December 31, 1999, 1998 and
                      1997 is set forth on page 14 of this report. All other
                      schedules for which provision is made in the applicable
                      accounting regulations of the Securities and Exchange
                      Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
       (3)    Exhibits
                      See the Exhibit Index on pages 17 and 18 of this report.

(b) Reports on Form 8-K -- The Company filed a Current Report on Form 8-K, dated October 25, 1999, reporting under Item 5 certain changes in the management and Board of Directors of the Company.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 1999, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 25, 2000

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

Changes in the allowance for doubtful accounts are as follows:

                                                              1999        1998        1997
--------------------------------------------------------------------------------------------
Beginning balance                                           $ 25,393    $ 26,891    $ 22,631
Bad debt expense                                              32,819      15,176      15,741
Net uncollectible accounts written off                       (34,620)    (16,674)    (11,481)
--------------------------------------------------------------------------------------------
Ending balance                                              $ 23,592    $ 25,393    $ 26,891
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     Bad debt expense increase for 1999 is primarily due to increased activity in accounts doubtful of collection and charges to expense to reconcile open prior years' accounts receivable balances of certain customers.

Activity related to other asset reserve is as follows:

                                                              1999        1998        1997
--------------------------------------------------------------------------------------------
Beginning balance                                           $203,606    $153,580    $111,921
Charges to expense                                            53,063      52,103      49,499
Other additions (deductions)                                  (8,859)     (2,077)     (7,840)
--------------------------------------------------------------------------------------------
Ending balance                                              $247,810    $203,606    $153,580
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     Charges to expense consist primarily of amortization of goodwill and intangibles. Other additions (deductions) consist primarily of actual costs incurred and balance sheet reclassifications and, in 1999 and 1997, removal of fully-amortized items.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2000.

                                             THE SHERWIN-WILLIAMS COMPANY

                                             By: /s/ L. E. STELLATO
                                               ---------------------------------
                                                   L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 15, 2000.


* J. G. BREEN                                                Chairman, Director
-----------------------------------------------------------
  J. G. Breen

* C. M. CONNOR                                               Vice Chairman and Chief Executive Officer,
-----------------------------------------------------------  Director (Principal Executive Officer)
  C. M. Connor

* J. M. SCAMINACE                                            President and Chief Operating Officer,
-----------------------------------------------------------  Director
  J. M. Scaminace

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

By: /s/ L. E. STELLATO                                       March 15, 2000
-----------------------------------------------------------
        L. E. Stellato, Attorney-in-fact

                                 EXHIBIT INDEX

 3.   (a)  Amended Articles of Incorporation, as amended April 25,
           1997, filed as Exhibit 3(i) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
      (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No.
           1, dated April 29, 1988, to Form S-8 Registration Statement
           Number 2-91401, and incorporated herein by reference.
 4. (a) Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form
           S-3 Registration Statement 333-01093, dated February 20,
           1996, and incorporated herein by reference.
      (b) Amended and Restated 364-Day Revolving Credit Agreement, dated December 31, 1999, between the Company, Chase Bank of
           Texas, National Association, formerly known as Texas
           Commerce Bank National Association, as Administrative Agent,
           The Chase Manhattan Bank, as Competitive Advance Facility
           Agent, and the financial institutions which are signatories thereto (filed herewith).
      (c) Amended and Restated Five Year Revolving Credit Agreement, dated January 3, 2000, between the Company, Chase Bank of
           Texas, National Association, formerly known as Texas
           Commerce Bank National Association, as Administrative Agent,
           The Chase Manhattan Bank, as Competitive Advance Facility
           Agent, and the financial institutions which are signatories thereto (filed herewith).
      (d) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as
           Exhibit 4(b) to Form S-3 Registration Statement Number
           33-6626, dated June 20, 1986, and incorporated herein by reference.
      (e)  Rights Agreement between the Company and The Bank of New
           York, as successor Rights Agent to KeyBank National
           Association, dated April 23, 1997, filed as Exhibit 1 to
           Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.  *(a)  Form of Director and Corporate Officer Indemnity Agreement
           filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     *(b)  Employment Agreements with J.G. Breen and C.G. Ivy filed as
           Exhibit 28(b) to Form S-3 Registration Statement Number
           33-22705, dated June 24, 1988, and incorporated herein by reference.
     *(c)  Amendments to Employment Agreements with J.G. Breen and C.G.
           Ivy filed as Exhibit 10(c) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     *(d) Forms of Severance Pay Agreements, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(e) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in
           Exhibit 10(d) (filed herewith).
     *(f)  The Sherwin-Williams Company Deferred Compensation Savings
           Plan (1997/1999 Amendment and Restatement) (filed herewith).
     *(g)  The Sherwin-Williams Company Key Management Deferred
           Compensation Plan (1997/1999 Amendment and Restatement)
           (filed herewith).
     *(h)  Form of Executive Disability Income Plan filed as Exhibit
           10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(i) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(j)  Form of The Sherwin-Williams Company Management Compensation
           Program (filed herewith).

     *(k) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective April 23, 1997, filed as
           Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(l)  The Sherwin-Williams Company 1997 Stock Plan for Nonemployee
           Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(m)  The Sherwin-Williams Company Director Deferred Fee Plan
           (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(n)  Split-Dollar Agreement, dated March 25, 1996, among the
           Company, National City Bank and John G. and Mary Breen filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
     *(o) The Sherwin-Williams Company Estate Protection Plan Trust, dated November 15, 1996, between the Company and National
           City Bank filed as Exhibit 10(r) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
13. Portions of the 1999 Annual Report incorporated herein by reference (filed herewith). With the exception of those portions of the 1999 Annual Report which are specifically incorporated by reference in this report, the 1999 Annual
           Report shall not be deemed "filed" as part of this report.
21.        Subsidiaries (filed herewith).
23. Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
24.   (a)  Powers of Attorney (filed herewith).
      (b)  Certified Resolution Authorizing Signature by Power of
           Attorney (filed herewith).
27.        Financial Data Schedule.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.