Form 10-Q
period 2000-03-31
SHERWIN WILLIAMS CO
filed 2000-05-15
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________



Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  OHIO                                     34-0526850
-----------------------------------------       --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                 44115-1075
------------------------------------------      --------------------------------
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

Common Stock, $1.00 Par Value - 163,753,280 shares as of April 28, 2000.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data


                                                                  Three months ended March 31,
                                                             ----------------------------------------
                                                                  2000                    1999
                                                             ----------------        ----------------
Net sales                                                    $     1,221,916         $     1,127,867

Costs and expenses:
    Cost of goods sold                                               705,672                 650,781
    Selling, general and administrative expenses                     435,921                 411,613
    Interest expense                                                  14,877                  15,770
    Interest and net investment income                                (1,039)                 (1,692)
    Other expense - net                                                  480                   4,949
                                                             ----------------        ----------------
                                                                   1,155,911               1,081,421
                                                             ----------------        ----------------

Income before income taxes                                            66,005                  46,446

Income taxes                                                          25,082                  17,649
                                                             ----------------        ----------------

Net income                                                   $        40,923         $        28,797
                                                             ================        ================


Net income per common share:

     Basic                                                   $          0.25         $          0.17
                                                             ================        ================

     Diluted                                                 $          0.25         $          0.17
                                                             ================        ================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars


                                                                   MARCH 31,           December 31,            March 31,
                                                                     2000                  1999                  1999
                                                                ----------------      ----------------      ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $         3,633       $        18,623       $         3,503
  Accounts receivable, less allowance                                   708,206               606,046               652,430
  Inventories:
    Finished goods                                                      619,792               591,912               575,196
    Work in process and raw materials                                   112,160               111,476               109,193
                                                                ---------------       ---------------       ---------------
                                                                        731,952               703,388               684,389
  Deferred income taxes                                                 127,059               128,177               117,233
  Other current assets                                                  161,694               141,143               157,569
                                                                ---------------       ---------------       ---------------
         Total current assets                                         1,732,544             1,597,377             1,615,124

Goodwill                                                              1,039,654             1,039,555             1,060,017
Intangible assets                                                       270,869               274,924               286,817
Deferred pension assets                                                 341,008               334,094               310,944
Other assets                                                             99,973                94,464                77,471

Property, plant and equipment                                         1,486,153             1,447,927             1,444,533
  Less allowances for depreciation and amortization                     760,660               736,251               737,790
                                                                ---------------       ---------------       ---------------
                                                                        725,493               711,676               706,743
                                                                ---------------       ---------------       ---------------
Total assets                                                    $     4,209,541       $     4,052,090       $     4,057,116
                                                                ===============       ===============       ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                         $       254,987                             $       160,719
  Accounts payable                                                      497,098       $       458,919               415,353
  Compensation and taxes withheld                                        90,332               140,934               105,549
  Current portion of long-term debt                                      21,541               122,270               160,683
  Other accruals                                                        392,490               382,343               403,657
  Accrued taxes                                                          97,960                85,396                91,210
                                                                ---------------       ---------------       ---------------
         Total current liabilities                                    1,354,408             1,189,862             1,337,171


Long-term debt                                                          624,234               624,365               629,124
Postretirement benefits other than pensions                             207,400               206,591               206,218
Other long-term liabilities                                             330,460               332,740               290,662

Shareholders' equity:
  Common stock - $1.00 par value:
    163,747,811, 165,663,601 and 170,052,428 shares
    outstanding at March 31, 2000, Dec. 31, 1999
    and March 31, 1999, respectively                                    206,393               206,309               206,030
  Other capital                                                         152,327               150,887               146,933
  Retained earnings                                                   2,039,399             2,020,851             1,806,360
  Treasury stock, at cost                                              (572,131)             (533,891)             (419,890)
  Cumulative other comprehensive loss                                  (132,949)             (145,624)             (145,492)
                                                                ---------------       ---------------       ---------------
Total shareholders' equity                                            1,693,039             1,698,532             1,593,941
                                                                ---------------       ---------------       ---------------
Total liabilities and shareholders' equity                      $     4,209,541       $     4,052,090       $     4,057,116
                                                                ===============       ===============       ===============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                    2000                   1999
                                                                              -----------------      -----------------
OPERATIONS
Net income                                                                    $         40,923       $         28,797
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                                        26,314                 24,816
    Amortization of goodwill, intangibles, and other assets                             12,466                 12,499
    Increase in deferred pension assets                                                 (6,914)                (6,938)
    Net increase in postretirement liability                                               809                  1,455
    Other                                                                                2,424                  5,515
Change in current assets and liabilities-net                                          (135,423)               (82,095)
Other                                                                                   (2,461)                 5,216
                                                                              -----------------      -----------------

   Net operating cash                                                                  (61,862)               (10,735)

INVESTING
Capital expenditures                                                                   (34,679)               (37,212)
Acquisitions of assets                                                                                         (8,262)
Increase in other investments                                                           (8,746)                (7,568)
Proceeds from sale of assets                                                             6,537
Other                                                                                  (10,976)                  (124)
                                                                              -----------------      -----------------

   Net investing cash                                                                  (47,864)               (53,166)

FINANCING
Net increase in short-term borrowings                                                  254,987                160,719
Increase in long-term debt                                                               1,837
Payments of long-term debt                                                            (102,707)               (58,705)
Payments of cash dividends                                                             (22,374)               (20,382)
Proceeds from stock options exercised                                                      773                  2,864
Treasury stock acquired                                                                (38,240)               (33,425)
Other                                                                                      229                    321
                                                                              -----------------      -----------------

   Net financing cash                                                                   94,505                 51,392
                                                                              -----------------      -----------------

Effect of exchange rate changes on cash                                                    231                 (3,121)
                                                                              -----------------      -----------------

Net decrease in cash and cash equivalents                                              (14,990)               (15,630)
Cash and cash equivalents at beginning of year                                          18,623                 19,133
                                                                              -----------------      -----------------

Cash and cash equivalents at end of period                                    $          3,633       $          3,503
                                                                              =================      =================

Taxes paid on income                                                          $         12,730       $         16,470
Interest paid on debt                                                                   27,599                 27,548



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 2000 and 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 2000 and 1999 were $.135 per share and $.12 per share, respectively.

NOTE C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:

                                                       Three months ended
                                                 ---------------------------
     (Thousands of dollars)                        MARCH 31,       March 31,
                                                     2000            1999
                                                 -----------      ----------
     Dividend and royalty income                 $   (1,408)      $   (1,233)
     Net expense from financing and
          investing activities                        1,968            3,014
     Foreign currency exchange (gains) losses        (1,285)           3,332

The net expense of financing and investing activities represents realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance, and other related fees.

NOTE D--COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," during the first quarter of 1998. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, which include net income and foreign currency translation adjustments. Comprehensive income is summarized as follows:

        (Thousands of dollars)                Three months ended March 31,
                                           ---------------------------------
                                               2000                 1999
                                           -----------           -----------
        Net income                         $   40,923            $   28,797

        Foreign currency translation
          adjustments                          12,675              (100,565)
                                           ----------            -----------
        Comprehensive income (loss)        $   53,598            $  (71,768)
                                           ==========            ===========


NOTE E--RECLASSIFICATION

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

NOTE F--NET INCOME PER COMMON SHARE

                                                      Three months ended March 31,
                                                    --------------------------------
(Thousands of dollars, except per share data)           2000                1999
                                                    ------------        ------------

Basic

     Average common shares outstanding               164,304,661         169,647,136
                                                    ============        ============

     Net income                                     $     40,923        $     28,797
                                                    ============        ============

     Net income per common share                    $       0.25        $       0.17
                                                    ============        ============


Diluted

     Average common shares outstanding               164,304,661         169,647,136
     Non-vested restricted stock grants                  278,400             293,067
     Stock options - treasury stock method               263,696             813,441
                                                    ------------        ------------
     Average common shares assuming dilution         164,846,757         170,753,644
                                                    ============        ============

     Net income                                     $     40,923        $     28,797
                                                    ============        ============

     Net income per common share                    $       0.25        $       0.17
                                                    ============        ============


Net income per common share has been computed in accordance with SFAS No. 128.

NOTE G--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. During the fourth quarter of 1999, following the appointment of a new chief operating decision maker, the Company adopted revised segment reporting guidelines that changed the number and composition of its reportable segments and changed the value of goods that are transferred domestically between segments. The 1999 amounts displayed below have been restated to conform to this new presentation.

Net External Sales/Operating Profit
-----------------------------------

                                              Three months ended March 31,
                              -----------------------------------------------------------------
                                         2000                                 1999
                              ----------------------------         ----------------------------
(Thousands of dollars)           NET             SEGMENT              Net             Segment
                               EXTERNAL         OPERATING           External         Operating
                                SALES            PROFIT              Sales            Profit
                              ----------        ----------         ----------        ----------

Paint Stores                  $  700,056        $   43,604         $  634,473        $   32,887

Consumer                         325,387            37,072            302,689            35,431

Automotive Finishes              120,952            14,446            115,597            14,182

International Coatings            73,442             6,907             73,036             3,392

Administrative                     2,079           (36,024)             2,072           (39,446)
                              ----------        ----------         ----------        ----------

  Consolidated totals         $1,221,916        $   66,005         $1,127,867        $   46,446
                              ==========        ==========         ==========        ==========

================================================================================

Intersegment Transfers
----------------------

                                                              Three months ended March 31,
                                                              ----------------------------
(Thousands of dollars)                                            2000            1999
                                                              -----------      -----------

Paint Stores                                                    $  2,218        $  2,072

Consumer                                                         189,325         174,424

Automotive Finishes                                                8,747           7,143

International Coatings                                                77              57

Administrative                                                     2,843           2,814
                                                                --------        --------

     Segment totals                                             $203,210        $186,510
                                                                ========        ========

================================================================================

Segment operating profit is total revenue, including intersegment transfers, less operating costs and expenses. The Administrative Segment's expenses include interest which is unrelated to certain financing activities of the Operating Segments, certain foreign currency transaction losses related to dollar-denominated debt and other financing activities, certain provisions for disposition and termination of operations and environmental remediation which are not directly associated with any Operating Segment, and other adjustments.

Net external sales and operating profits of all consolidated foreign subsidiaries were $130.7 million and $13.4 million, respectively, for the first quarter of 2000, and $117.9 million and $11.6 million, respectively, for the first quarter of 1999. Long-lived assets of these subsidiaries totaled $253.7 million and $234.9 million, respectively, at March 31, 2000 and 1999. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

Domestic intersegment transfers are accounted for at the approximate fully absorbed manufactured cost plus distribution costs. International intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales increased 8.3 percent during the first quarter of 2000 to $1,221,916,000, over the comparable period in 1999. First quarter sales in the Paint Stores Segment increased 10.3 percent from last year, to $700,056,000, due primarily to higher volume retail and wholesale sales of paint products with solid sales gains in all other sales categories. Comparable-store sales were 7.9 percent higher than last year for the quarter. The Consumer Segment's first quarter net sales increased 7.5 percent from 1999, to $325,387,000, due primarily to new product launches and additions to the customer base. The Automotive Finishes Segment's net sales increased 4.6 percent, to $120,952,000, in the first quarter as new marketing programs, initiated late in 1999, began to take effect. First quarter net sales in the International Coatings Segment increased slightly to $73,442,000, as compared to last year.

Consolidated gross profit as a percent of sales for the first quarter decreased slightly to 42.2 percent from 42.3 percent in 1999. First quarter margins in the Paint Stores Segment were higher than last year primarily due to increased gallons sold to its retail customers. The Consumer, Automotive Finishes, and International Coatings Segments' margins were all lower than last year due primarily to increased customer promotions, new product launches, and new customer start up costs.

Consolidated selling, general and administrative expenses as a percent of sales were favorable to last year for the first quarter, primarily due to higher sales volume. In the Paint Stores Segment, SG&A expenses as a percent of sales were favorable to last year, primarily due to increased sales volume partially offset by incremental increases in expenses associated with the increased number of stores. The Consumer and Automotive Finishes Segments' SG&A ratios were favorable to last year in the first quarter, primarily due to higher sales volumes. First quarter SG&A expenses as a percent of sales were unfavorable in the International Coatings Segment, primarily due to timing of discretionary spending as compared to the first quarter of 1999.

The decrease in interest expense from the first quarter of 1999 occurred due to lower average outstanding long-term debt balances, partially offset by higher average short-term borrowings outstanding throughout the quarter. First quarter average short-term borrowing rates were higher than last year.

Other expense - net was lower than last year for the first quarter primarily due to foreign currency exchange gains in 2000 versus foreign currency exchange losses in 1999, primarily as a result of the devaluation of the Brazilian real in 1999.

Net income for the first quarter of 2000 increased 42.1 percent, to $40,923,000, while diluted net income per common share increased to $.25 per share from $.17 per share in the first quarter of 1999.

FINANCIAL CONDITION

During the first three months of 2000, cash and cash equivalents decreased $15.0 million, net long-term debt decreased $100.9 million and short-term borrowings increased $255.0 million. Short-term borrowings outstanding primarily relate to the Company's commercial paper program, which had unused borrowing availability of $477.8 million at March 31, 2000. This program is backed by the Company's revolving credit agreements. The decrease in long-term debt is primarily related to the payment of 6.25% notes totaling $100.0 million during the first quarter. The proceeds from the issuance of short-term borrowings were used for repayment of long-term debt, normal operating needs for seasonally higher accounts receivable and inventories, capital expenditures of $34.7 million, treasury shares acquisition of $38.2 million, and cash dividends of $22.4 million. The Company's current ratio declined to 1.28 from 1.34 at December 31, 1999. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since March 31, 1999, cash and cash equivalents increased $0.1 million primarily due to cash generated by operations of $434.0 million offset by capital expenditures of $131.6 million, net reductions in short-term borrowings and net long-term debt of $49.9 million, treasury shares acquired of $152.2 million, payments of cash dividends of $82.9 million and normal working capital needs. The Company expects to remain in a short-term borrowing position throughout most of 2000.

Capital expenditures during the first quarter of 2000 represented primarily the costs associated with new store openings in the Paint Stores Segment, the purchase of land and building related to a technical lab facility for the Automotive Finishes Segment, and plant and facility upgrades and expansions in the Consumer Segment. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2000.

During the first quarter of 2000, the Company acquired 2,000,000 shares of its common stock through open market purchases for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. At March 31, 2000, the Company has authorization to purchase an additional 18,000,000 shares of its common stock.

The Company and certain other companies are defendants in a number of lawsuits, including three purported class actions, separate actions brought by the State of Rhode Island, and actions brought by other governmental entities, arising from the manufacture and sale of lead pigments and lead paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The lawsuits seek various damages and relief, including personal injury and property damage, costs involving the detection and abatement of lead paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that such lawsuits are without merit and is vigorously defending them. It is also possible that additional lawsuits may be filed against the Company based upon similar or different legal theories and seeking similar or different types of damages and relief.

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

The Company is involved with environmental compliance, investigation and remediation activities at some of its current and former sites (including former sites which were previously owned and/or operated by businesses acquired by the Company). The Company, together with other parties, has also been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third-party sites, primarily Superfund sites. The Company may be similarly designated with respect to additional third-party sites in the future.

The Company accrues for environmental-related activities relating to its past operations and third-party sites, including Superfund sites, for which costs or minimum costs can be reasonably estimated. These estimated costs are determined based on currently available facts regarding each site. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

Pursuant to a Consent Decree entered into with the United States of America, on behalf of the Environmental Protection Agency, filed in the United States District Court for the Northern

District of Illinois, the Company has agreed, in part, to (i) conduct an investigation at its southeast Chicago, Illinois facility to determine the nature, extent and potential impact, if any, of environmental contamination at the facility and (ii) implement remedial action measures, if required, to address any environmental contamination identified pursuant to the investigation. The Company is currently conducting its investigation of the site.

The Company entered into a settlement agreement with PMC, Inc. settling a lawsuit brought by PMC regarding the Company's former manufacturing facility in Chicago, Illinois which was sold to PMC in 1985. Pursuant to the terms of the settlement agreement, the Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposal, discharges, releases or events occurring at the facility. In February, 1999, the People of the State of Illinois filed an amended complaint in a state court action against PMC joining the Company and alleging, in part, that the Company has caused certain soil and underground contamination at the facility and seeking, in part, that the Company investigate and remediate, as necessary, any such soil and groundwater contamination. The Company has entered into discussions with the State of Illinois to address these allegations.

With respect to the Company's southeast Chicago, Illinois facility and the PMC facility, the Company has evaluated its potential liability and, based upon its preliminary evaluation, has accrued appropriate amounts. However, due to the uncertainties surrounding these facilities, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of any additional liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate debt instruments. The Company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the Company's financial condition, results of operations or liquidity. There were no material changes in the Company's exposure to market risk since December 31, 1999.

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------

         (a)  Exhibits

              (27) Financial Data Schedule for the period ended March 31, 2000 (filed herewith).

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K, dated March 23, 2000, reporting under Item 5 expected sales and earnings for the first quarter of 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SHERWIN-WILLIAMS COMPANY

May 15, 2000                      By:      /s/ J.L. Ault
                                           -------------------------------------
                                           J.L. Ault
                                           Vice President-Corporate Controller

May 15, 2000                      By:      /s/ L.E. Stellato
                                           -------------------------------------
                                           L.E. Stellato
                                           Vice President, General Counsel and
                                           Secretary

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                EXHIBIT
-----------                -------

(27)              Financial Data Schedule for the period ended March 31, 2000
                  (filed herewith).