Form 10-Q
period 2000-06-30
SHERWIN WILLIAMS CO
filed 2000-08-14
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______


Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           OHIO                                              34-0526850
-------------------------------                      ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                   44115-1075
--------------------------------------------         ---------------------------
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

Common Stock, $1.00 Par Value - 162,667,335 shares as of July 31, 2000.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data


                                                   Three months ended June 30,    Six months ended June 30,
                                                   --------------------------    --------------------------
                                                      2000            1999          2000           1999
                                                   -----------    -----------    -----------    -----------

Net sales                                          $ 1,429,267    $ 1,384,071    $ 2,651,183    $ 2,511,938

Costs and expenses:
    Cost of goods sold                                 787,793        773,681      1,493,465      1,424,462
    Selling, general and administrative expenses       434,846        424,110        870,767        835,723
    Interest expense                                    16,665         15,934         31,542         31,704
    Interest and net investment income                    (917)        (1,302)        (1,956)        (2,994)
    Other expense - net                                  4,035         (1,892)         4,515          3,057
                                                   -----------    -----------    -----------    -----------
                                                     1,242,422      1,210,531      2,398,333      2,291,952
                                                   -----------    -----------    -----------    -----------

Income before income taxes                             186,845        173,540        252,850        219,986

Income taxes                                            71,002         65,946         96,084         83,595
                                                   -----------    -----------    -----------    -----------

Net income                                         $   115,843    $   107,594    $   156,766    $   136,391
                                                   ===========    ===========    ===========    ===========


Net income per common share:

     Basic                                         $      0.71    $      0.64    $      0.96    $      0.80
                                                   ===========    ===========    ===========    ===========

     Diluted                                       $      0.71    $      0.63    $      0.96    $      0.80
                                                   ===========    ===========    ===========    ===========



See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars


                                                                   June 30,            December 31,            June 30,
                                                                     2000                  1999                  1999
                                                                ----------------      ----------------      ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $           1,726     $          18,623     $           7,416
  Accounts receivable, less allowance                                   767,785               606,046               744,608
  Inventories:
    Finished goods                                                      607,335               591,912               554,486
    Work in process and raw materials                                   112,282               111,476               121,679
                                                                ----------------      ----------------      ----------------
                                                                        719,617               703,388               676,165
  Deferred income taxes                                                 130,242               128,177               117,351
  Other current assets                                                  211,782               141,143               154,973
                                                                ----------------      ----------------      ----------------
         Total current assets                                         1,831,152             1,597,377             1,700,513

Goodwill                                                              1,060,937             1,039,555             1,065,244
Intangible assets                                                       267,955               274,924               283,414
Deferred pension assets                                                 348,240               334,094               318,167
Other assets                                                            116,588                94,464                78,515

Property, plant and equipment                                         1,516,141             1,447,927             1,475,633
  Less allowances for depreciation and amortization                     779,697               736,251               760,086
                                                                ----------------      ----------------      ----------------
                                                                        736,444               711,676               715,547
                                                                ----------------      ----------------      ----------------
Total assets                                                  $       4,361,316     $       4,052,090     $       4,161,400
                                                                ================      ================      ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                       $         292,763                           $          75,972
  Accounts payable                                                      503,132     $         458,919               475,888
  Compensation and taxes withheld                                       116,181               140,934               105,252
  Current portion of long-term debt                                      22,603               122,270               160,144
  Other accruals                                                        364,939               382,343               393,974
  Accrued taxes                                                         128,015                85,396               138,699
                                                                ----------------      ----------------      ----------------
         Total current liabilities                                    1,427,633             1,189,862             1,349,929


Long-term debt                                                          621,094               624,365               626,806
Postretirement benefits other than pensions                             208,207               206,591               207,731
Other long-term liabilities                                             325,979               332,740               290,840

Shareholders' equity:
  Common stock - $1.00 par value:
    162,641,951, 165,663,601 and 169,501,425 shares
    outstanding at June 30, 2000, Dec. 31, 1999
    and June 30, 1999, respectively                                     206,487               206,309               206,172
  Other capital                                                         153,928               150,887               149,232
  Retained earnings                                                   2,133,155             2,020,851             1,893,540
  Treasury stock, at cost                                              (601,424)             (533,891)             (438,207)
  Cumulative other comprehensive loss                                  (113,743)             (145,624)             (124,643)
                                                                ----------------      ----------------      ----------------
Total shareholders' equity                                            1,778,403             1,698,532             1,686,094
                                                                ----------------      ----------------      ----------------
Total liabilities and shareholders' equity                    $       4,361,316     $       4,052,090     $       4,161,400
                                                                ================      ================      ================


See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                                                              Six months ended June 30,
                                                                                       ----------------------------------------
                                                                                             2000                   1999
                                                                                       -----------------      -----------------
OPERATIONS
Net income                                                                           $          156,766     $          136,391
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                                                 53,254                 50,826
    Amortization of goodwill, intangibles, and other assets                                      26,115                 24,919
    Increase in deferred pension assets                                                         (14,146)               (14,161)
    Net increase in postretirement liability                                                      1,616                  2,968
    Other                                                                                         6,928                  3,598
Change in current assets and liabilities-net                                                   (199,059)               (49,629)
Other                                                                                           (13,638)               (11,845)
                                                                                       -----------------      -----------------

   Net operating cash                                                                            17,836                143,067

INVESTING
Capital expenditures                                                                            (78,655)               (67,841)
Acquisitions of assets                                                                          (43,210)               (12,651)
Increase in other investments                                                                   (18,437)                (8,627)
Proceeds from sale of assets                                                                      7,670
Other                                                                                            17,301                  7,055
                                                                                       -----------------      -----------------

   Net investing cash                                                                          (115,331)               (82,064)

FINANCING
Net increase in short-term borrowings                                                           292,763                 75,972
Increase in long-term debt                                                                        6,533
Payments of long-term debt                                                                     (109,491)               (61,581)
Payments of cash dividends                                                                      (44,462)               (40,796)
Proceeds from stock options exercised                                                             2,195                  5,499
Treasury stock acquired                                                                         (67,533)               (51,742)
Other                                                                                               479                    648
                                                                                       -----------------      -----------------

   Net financing cash                                                                            80,484                (72,000)
                                                                                       -----------------      -----------------

Effect of exchange rate changes on cash                                                             114                   (720)
                                                                                       -----------------      -----------------

Net decrease in cash and cash equivalents                                                       (16,897)               (11,717)
Cash and cash equivalents at beginning of year                                                   18,623                 19,133
                                                                                       -----------------      -----------------

Cash and cash equivalents at end of period                                           $            1,726     $            7,416
                                                                                       =================      =================

Taxes paid on income                                                                 $           55,925     $           35,137
Interest paid on debt                                                                            34,111                 32,290


See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 2000 and 1999

Note A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

Note B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 2000 and 1999 were $.135 per share and $.12 per share, respectively.

Note C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:


                                                          Three months ended                  Six months ended
         (Thousands of dollars)                                 June 30,                          June 30,
                                                       -------------------------          ------------------------
                                                          2000             1999            2000               1999
                                                         -----             ----            ------             ----
         Dividend and royalty income                     $ (749)         $  (744)         $(2,157)          $(1,977)
         Net expense from financing
           and investing activities                       2,548            1,766            8,180             4,780
         Foreign currency exchange losses (gains)         1,671           (2,901)             386               431

The net expense from financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.

Note D--COMPREHENSIVE INCOME

The Company complies with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, which include net income and foreign currency translation adjustments. Comprehensive income is summarized as follows:



(Thousands of dollars)                         Three months ended June 30,         Six months ended June 30,
                                               --------------------------          -------------------------
                                                   2000           1999                2000           1999
                                               ----------      ----------          ----------      ---------
Net income                                     $  115,843      $  107,594          $  156,766      $ 136,391
Foreign currency translation adjustments           19,206          20,849              31,881        (79,716)
                                               ----------      ----------          ----------      ---------
Comprehensive income                           $  135,049      $  128,443          $  188,647      $  56,675
                                               ==========      ==========          ==========      =========

Note E--RECLASSIFICATION

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Note F--NET INCOME PER COMMON SHARE


                                                   Three months ended June 30,          Six months ended June 30,
                                                  ------------------------------      ------------------------------
(Thousands of dollars, except per share data)        2000               1999              2000              1999
                                                  ------------      ------------      ------------      ------------
Basic
     Average common shares outstanding             162,624,909       169,431,686       163,464,785       169,539,412
                                                  ============      ============      ============      ============
     Net income                                   $    115,843      $    107,594      $    156,766      $    136,391
                                                  ============      ============      ============      ============
     Net income per common share                  $       0.71      $       0.64      $       0.96      $       0.80
                                                  ============      ============      ============      ============

Diluted
     Average common shares outstanding             162,624,909       169,431,686       163,464,785       169,539,412
     Non-vested restricted stock grants                278,400           248,400           278,400           270,733
     Stock options - treasury stock method             970,984         1,158,303           383,636           841,255
                                                  ------------      ------------      ------------      ------------
     Average common shares assuming dilution       163,874,293       170,838,389       164,126,821       170,651,400
                                                  ============      ============      ============      ============
     Net income                                   $    115,843      $    107,594      $    156,766      $    136,391
                                                  ============      ============      ============      ============
     Net income per common share                  $       0.71      $       0.63      $       0.96      $       0.80
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

Net External Sales/Operating Profit
-----------------------------------

                                          2000                             1999
                               --------------------------       --------------------------
(Thousands of dollars)            Net           Segment            Net           Segment
                                External       Operating         External       Operating
                                 Sales           Profit            Sales         Profit
                               ----------      ----------       ----------      ----------
Three months ended June 30:
---------------------------
Paint Stores                   $  868,016      $  123,017       $  812,927      $  106,084
Consumer                          354,870          72,500          376,796          73,053
Automotive Finishes               129,021          20,102          122,074          17,307
International Coatings             75,523           2,741           70,193           8,731
Administrative                      1,837         (31,515)           2,081         (31,635)
                               ----------      ----------       ----------      ----------
  Consolidated totals          $1,429,267      $  186,845       $1,384,071      $  173,540
                               ==========      ==========       ==========      ==========

Six months ended June 30:
-------------------------
Paint Stores                   $1,568,072      $  166,621       $1,447,400      $  138,971
Consumer                          680,257         109,572          679,485         108,484
Automotive Finishes               249,973          34,548          237,671          31,489
International Coatings            148,965           9,648          143,229          12,123
Administrative                      3,916         (67,539)           4,153         (71,081)
                               ----------      ----------       ----------      ----------
  Consolidated totals          $2,651,183      $  252,850       $2,511,938      $  219,986
                               ==========      ==========       ==========      ==========


==========================================================================================

Intersegment Transfers
----------------------

                            Three months ended June 30,        Six months ended June 30,
                            ---------------------------         ----------------------
(Thousands of dollars)        2000          1999                  2000          1999
                            --------      --------              --------      --------
Paint Stores                $  2,235      $  1,716              $  4,453      $  3,788
Consumer                     247,050       230,479               436,375       404,903
Automotive Finishes            9,317         7,776                18,064        14,919
International Coatings           134            75                   211           132
Administrative                 2,710         2,875                 5,553         5,689
                            --------      --------              --------      --------
  Segment totals            $261,446      $242,921              $464,656      $429,431
                            ========      ========              ========      ========

==========================================================================================

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $138.1 million and $9.0 million, respectively, for the second quarter of 2000, and $120.2 million and $14.7 million, respectively, for the second quarter of 1999. Net external sales and operating profits of theses subsidiaries were $268.8 million and $16.9 million, respectively, for the first six months of 2000, and $238.1 million and $24.5 million, respectively, for the first six months of 1999. Operating profits for 1999 have been restated to include certain expenses and eliminate intra-company profit to conform to the 2000 presentation. Long-lived assets of these subsidiaries totaled $252.4 million and $254.0 million, respectively, at June 30, 2000 and 1999. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

Domestic intersegment transfers are accounted for at the approximate fully absorbed manufactured cost plus distribution costs. International intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales.

Note H--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivative instruments to be recorded as either assets or liabilities and at fair value. Gains or losses resulting from changes in the values of those derivative instruments may be recognized immediately or deferred depending on the use of the derivative or whether it qualifies as a hedge. The Company will adopt SFAS No. 133 effective January 1, 2001, as required. Management is currently assessing the impact of this statement on the Company's results of operations and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which applies generally accepted accounting principles to selected revenue recognition issues. The deferred effective date of SAB No. 101 is the fourth quarter of 2000 for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. Management is currently assessing the impact of this statement on the Company's results of operations and financial position.

In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides accounting guidance on certain practice issues relating to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." FIN No. 44 is generally required to be applied prospectively beginning July 1, 2000. Management has completed an assessment of the impact of this statement and does not believe that it will have a material adverse effect on the Company's results of operations and financial position.

                       Item 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 3.3 percent during the second quarter and 5.5 percent for the first six months in 2000 over the comparable periods in 1999. Net sales in the Paint Stores Segment increased 6.8 percent for the second quarter and 8.3 percent for the first six months, due primarily to higher volume sales of paint products with solid sales gains in all other sales categories. Comparable-store sales were up 4.5 and 6.2 percent for the second quarter and first six months, respectively. The Consumer Segment's second quarter net sales decreased 5.8 percent, due primarily to a soft domestic retail sales market, inventory reductions during the quarter by some retail customers, and the loss of a major retail customer late last year. The first six months net sales for the Consumer Segment increased 0.1 percent over last year, primarily due to new product launches and additions to the customer base offsetting the sluggish retail sales. The Automotive Finishes Segment's net sales increased 5.7 and 5.2 percent for the second quarter and first six months, respectively. Second quarter and first six months net sales in the International Coatings Segment increased 7.6 and 4.0 percent, respectively, resulting primarily from increases in Brazilian sales driven by volume gains offsetting weaker sales in Argentina caused by poor economic conditions.

Consolidated gross profit as a percent of sales improved to 44.9 and 43.7 percent for the second quarter and first six months, respectively, from 44.1 and
43.3 percent for the comparable periods in 1999. Margins in the Paint Stores Segment were higher than last year for the second quarter and first six months, primarily due to paint volume gains as well as favorable paint product sales mix. The Consumer and Automotive Finishes Segments' margins were higher for the second quarter but essentially flat for the first six months. The Consumer Segment's second quarter margins were favorably impacted by costs savings achieved by closing four plants during 1999 which helped to offset rising raw material costs in 2000. The Automotive Finishes Segment's margins improved in the second quarter due to volume gains and favorable product mix shifts, partially offset by increased raw material costs. Margins in the International Coatings Segment were lower for the second quarter and first six months, primarily due to rising raw material costs in Brazil and unfavorable product mix shifts in Argentina.

Consolidated selling, general and administrative expenses as a percent of sales were 0.2 percentage points favorable to last year for the second quarter and 0.4 percentage points favorable for the first six months. In the Paint Stores Segment, SG&A expenses as a percent of sales were favorable to last year for the second quarter and first six months, primarily due to increased sales partially offset by incremental increases in expenses associated with the increased number of new stores opened. The Consumer and International Coatings Segments' SG&A ratios were unfavorable to last year in the second quarter and first six months. The Consumer Segment's second quarter unfavorable SG&A ratio was primarily due to decreased sales, partially offset by continued SG&A expense reductions. In the International Coatings Segment, the SG&A ratio was affected by higher bonuses and commissions in Brazil relating to increased sales, partially offset by overall sales increases. The Automotive Finishes Segment's SG&A ratio was favorable for the second quarter and first six months, primarily due to increased sales.

The increase in interest expense from the second quarter of 1999 occurred due to higher average outstanding short-term debt balances and rates. The first six months interest expense decrease versus 1999 was due to lower average outstanding long-term debt balances partially offset by higher outstanding short-term debt balances and rates.

Other expense - net for the second quarter represented expense for 2000 and income for 1999, primarily due to foreign currency exchange losses in 2000 versus foreign currency exchange gains in 1999. Other expense - net for the first six months was higher versus 1999, primarily due to increases in financing and investing related expenses.

Net income for the second quarter and first six months increased 7.7 and 14.9 percent, respectively, while diluted net income per common share for the second quarter and first six months increased to $0.71 per share from $0.63 per share and $0.96 per share from $0.80 per share, respectively.

FINANCIAL CONDITION

During the first six months of 2000, cash and cash equivalents decreased $16.9 million, net long-term debt decreased $103.0 million and short-term borrowings increased $292.8 million. Short-term borrowings outstanding primarily relate to the Company's commercial paper program, which had unused borrowing availability of $440.0 million at June 30, 2000. This program is backed by the Company's revolving credit agreements. The decrease in long-term debt is primarily related to the payment of 6.25% notes totaling $100.0 million during the first quarter. The proceeds from the issuance of short-term borrowings were used for repayment of long-term debt, normal operating needs for seasonally higher accounts receivable and inventories, capital expenditures of $78.7 million, treasury shares acquisition of $67.5 million, acquisitions of assets of $43.2 million, and cash dividends of $44.5 million. Cash spent on acquisitions of assets was used to purchase a specialized coatings business located domestically and an automotive refinish coatings business located in Italy. The Company's current ratio declined to 1.28 from 1.34 at December 31, 1999. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since June 30, 1999, cash and cash equivalents decreased $5.7 million primarily due to cash used to acquire treasury shares of $163.2 million, net reductions to long-term debt of $143.4 million, capital expenditures of $145.0 million, payments of cash dividends of $84.6 million, acquisition of assets of $46.0 million, and normal working capital needs, funded primarily by $359.9 million of cash generated by operations and $216.8 million net increase in short-term borrowings. The Company expects to remain in a short-term borrowing position throughout most of 2000.

Capital expenditures during the second quarter and first six months of 2000 represented primarily the costs associated with new store openings in the Paint Stores Segment, the purchase of land and building related to a technical lab facility for the Automotive Finishes Segment, and plant and facility upgrades and expansions in the Consumer Segment. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2000.

During the second quarter of 2000, the Company acquired 1,200,000 shares of its common stock through open market purchases for treasury purposes, which brings the total number of shares purchased in 2000 to 3,200,000 shares. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. At June 30, 2000, the Company has authorization to purchase an additional 16,800,000 shares of its common stock.

The Company and certain other companies are defendants in a number of lawsuits, including five purported class actions, separate actions brought by the State of Rhode Island, and actions brought by other governmental entities, arising from the manufacture and sale of lead pigments and lead paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The lawsuits seek various damages and relief, including personal injury and property damage, costs involving the detection and abatement of lead paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that such lawsuits are without merit and is vigorously defending them. It is also possible that additional lawsuits may be filed against the Company based upon similar or different legal theories and seeking similar or different types of damages and relief.

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

                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A. The Company's 2000 Annual Meeting of Shareholders was held on April 26, 2000.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting and until their successors are elected: J.C. Boland, J.G. Breen, D.E. Collins, C.M. Connor, D.E. Evans, R.W. Mahoney, W.G. Mitchell, A.M. Mixon, III, C.E. Moll, H.O. Petrauskas,
J. M. Scaminace and R.K. Smucker. The voting results of the Annual Meeting for each nominee were as follows:

        Name                        For                       Withheld
        ----                        ---                       --------
        J.C. Boland                 136,717,710               5,135,600
        J.G. Breen                  139,481,647               2,371,663
        D.E. Collins                136,758,521               5,094,789
        C.M. Connor                 139,592,550               2,260,760
        D.E. Evans                  139,595,941               2,257,369
        R.W. Mahoney                139,706,274               2,147,036
        W.G. Mitchell               139,606,211               2,247,099
        A.M. Mixon, III             136,697,030               5,156,280
        C.E. Moll                   139,682,169               2,171,141
        H.O. Petrauskas             139,674,937               2,178,373
        J.M. Scaminace              139,405,745               2,447,565
        R.K. Smucker                139,603,446               2,249,864


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  (10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

                  (10)(b) Consulting Agreement, dated May 1, 2000, between John G. Breen and the Company (filed herewith).

                  (27) Financial Data Schedule for the period ended June 30, 2000 (filed herewith).

         (b)      Reports on Form 8-K.

                  (i) The Company filed a Current Report on Form 8-K, dated April 12, 2000, reporting under Item 5 expected sales and earnings for the first quarter of 2000 and two specialty coatings acquisitions.

                  (ii) The Company filed a Current Report on Form 8-K, dated April 26, 2000, reporting under Item 5 that John G. Breen has retired as Chairman of the Company and Christopher M. Connor has been elected as Chairman of the Company.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SHERWIN-WILLIAMS COMPANY

August 14, 2000                        By: /s/ J.L. Ault
                                           --------------------------------
                                           J.L. Ault
                                           Vice President-Corporate Controller

August 14, 2000                        By: /s/ L.E. Stellato
                                           --------------------------------
                                           L.E. Stellato
                                           Vice President, General Counsel and
                                           Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.                EXHIBIT
-----------                -------


(10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

(10)(b)                    Consulting Agreement, dated May 1, 2000, between John
                           G. Breen and the Company (filed herewith).

(27)                       Financial Data Schedule for the period ended June 30,
                           2000 (filed herewith).