Form 10-Q
period 2000-09-30
SHERWIN WILLIAMS CO
filed 2000-11-13
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Period Ended SEPTEMBER 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______ to ______


Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    OHIO                                     34-0526850
--------------------------------------------         ---------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                  44115-1075
--------------------------------------------         ---------------------------
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

Common Stock, $1.00 Par Value - 160,559,691 shares as of October 31, 2000.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data


                                                       Three months ended September 30,      Nine months ended September 30,
                                                       --------------------------------      -------------------------------
                                                          2000               1999                2000               1999
                                                       -----------        -----------        -----------        -----------
Net sales                                              $ 1,411,903        $ 1,345,483        $ 4,063,086        $ 3,857,421

Costs and expenses:
    Cost of goods sold                                     785,808            735,649          2,279,273          2,160,111
    Selling, general and administrative expenses           437,954            417,497          1,308,721          1,253,220
    Interest expense                                        15,906             14,854             47,448             46,558
    Interest and net investment income                      (1,123)            (1,600)            (3,079)            (4,594)
    Other expense - net                                      1,232               (727)             5,747              2,330
                                                       -----------        -----------        -----------        -----------
                                                         1,239,777          1,165,673          3,638,110          3,457,625
                                                       -----------        -----------        -----------        -----------

Income before income taxes                                 172,126            179,810            424,976            399,796

Income taxes                                                65,407             68,328            161,491            151,923
                                                       -----------        -----------        -----------        -----------

Net income                                             $   106,719        $   111,482        $   263,485        $   247,873
                                                       ===========        ===========        ===========        ===========

Net income per common share:

     Basic                                             $      0.66        $      0.67        $      1.62        $      1.47
                                                       ===========        ===========        ===========        ===========

     Diluted                                           $      0.66        $      0.66        $      1.61        $      1.46
                                                       ===========        ===========        ===========        ===========


See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars


                                                                 SEPTEMBER 30,         December 31,          September 30,
                                                                     2000                  1999                  1999
                                                                ----------------      ----------------      ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $           3,004     $          18,623     $           5,013
  Accounts receivable, less allowance                                   741,747               606,046               735,629
  Inventories:
    Finished goods                                                      567,708               591,912               542,933
    Work in process and raw materials                                   103,459               111,476               106,158
                                                                ----------------      ----------------      ----------------
                                                                        671,167               703,388               649,091
  Deferred income taxes                                                 130,228               128,177               117,686
  Other current assets                                                  158,401               141,143               158,475
                                                                ----------------      ----------------      ----------------
         Total current assets                                         1,704,547             1,597,377             1,665,894

Goodwill                                                              1,064,144             1,039,555             1,049,205
Intangible assets                                                       263,824               274,924               279,769
Deferred pension assets                                                 355,307               334,094               325,393
Other assets                                                            147,346                94,464                76,428

Property, plant and equipment                                         1,529,495             1,447,927             1,487,639
  Less allowances for depreciation and amortization                     797,995               736,251               777,633
                                                                ----------------      ----------------      ----------------
                                                                        731,500               711,676               710,006
                                                                ----------------      ----------------      ----------------
Total assets                                                  $       4,266,668     $       4,052,090     $       4,106,695
                                                                ================      ================      ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                       $         215,296                           $          98,907
  Accounts payable                                                      459,935     $         458,919               409,573
  Compensation and taxes withheld                                       114,705               140,934               131,746
  Current portion of long-term debt                                      26,260               122,270               161,968
  Other accruals                                                        372,202               382,343               377,641
  Accrued taxes                                                         132,196                85,396               129,357
                                                                ----------------      ----------------      ----------------
         Total current liabilities                                    1,320,594             1,189,862             1,309,192


Long-term debt                                                          624,382               624,365               624,471
Postretirement benefits other than pensions                             209,015               206,591               209,215
Other long-term liabilities                                             322,506               332,740               279,867

Shareholders' equity:
  Common stock - $1.00 par value:
    160,793,602, 165,663,601 and 166,416,181 shares
    outstanding at Sept. 30, 2000, Dec. 31, 1999
    and Sept. 30, 1999, respectively                                    206,639               206,309               206,212
  Other capital                                                         156,018               150,887               150,542
  Retained earnings                                                   2,217,922             2,020,851             1,984,769
  Treasury stock, at cost                                              (644,660)             (533,891)             (516,385)
  Cumulative other comprehensive loss                                  (145,748)             (145,624)             (141,188)
                                                                ----------------      ----------------      ----------------
Total shareholders' equity                                            1,790,171             1,698,532             1,683,950
                                                                ----------------      ----------------      ----------------
Total liabilities and shareholders' equity                    $       4,266,668     $       4,052,090     $       4,106,695
                                                                ================      ================      ================


See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                                                           Nine months ended September 30,
                                                                                       ----------------------------------------
                                                                                             2000                   1999
                                                                                       -----------------      -----------------
OPERATIONS
Net income                                                                           $          263,485     $          247,873
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                                                 80,824                 81,057
    Amortization of goodwill, intangibles, and other assets                                      38,528                 37,370
    Increase in deferred pension assets                                                         (21,213)               (21,387)
    Net increase in postretirement liability                                                      2,424                  4,452
    Other                                                                                         7,439                  9,398
Change in current assets and liabilities-net                                                    (98,530)               (82,591)
Other                                                                                           (21,722)               (24,052)
                                                                                       -----------------      -----------------

   Net operating cash                                                                           251,235                252,120

INVESTING
Capital expenditures                                                                            (97,656)              (101,811)
Acquisitions of assets                                                                          (58,924)               (12,663)
Increase in other investments                                                                   (60,134)               (11,645)
Proceeds from sale of assets                                                                      6,537                      -
Other                                                                                            (3,608)                 9,033
                                                                                       -----------------      -----------------

   Net investing cash                                                                          (213,785)              (117,086)

FINANCING
Net increase in short-term borrowings                                                           215,296                 98,907
Increase in long-term debt                                                                       15,897                      -
Payments of long-term debt                                                                     (111,736)               (62,219)
Payments of cash dividends                                                                      (66,414)               (61,050)
Proceeds from stock options exercised                                                             4,012                  6,409
Treasury stock acquired                                                                        (110,769)              (129,920)
Other                                                                                               520                  1,058
                                                                                       -----------------      -----------------

   Net financing cash                                                                           (53,194)              (146,815)
                                                                                       -----------------      -----------------

Effect of exchange rate changes on cash                                                             125                 (2,339)
                                                                                       -----------------      -----------------

Net decrease in cash and cash equivalents                                                       (15,619)               (14,120)
Cash and cash equivalents at beginning of year                                                   18,623                 19,133
                                                                                       -----------------      -----------------

Cash and cash equivalents at end of period                                           $            3,004     $            5,013
                                                                                       =================      =================

Taxes paid on income                                                                 $          117,900     $           77,129
Interest paid on debt                                                                            60,059                 58,121



See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 2000 and 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 2000 and 1999 were $.135 per share and $.12 per share, respectively.

NOTE C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:


                                                         Three months ended                  Nine months ended
         (Thousands of dollars)                             September 30,                        September 30,
                                                       --------------------------           ---------------------
                                                          2000             1999             2000              1999
                                                         -----            -----            -----              ----
         Dividend and royalty income                   $(1,072)          $(1,446)         $(3,229)          $(3,423)
         Net expense from financing
           and investing activities                      2,069             1,283           10,249             6,063
         Foreign currency exchange (gains) losses         (130)            2,832              256             3,263


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

NOTE D--COMPREHENSIVE INCOME

The Company complies with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, which include net income and foreign currency translation adjustments. Comprehensive income is summarized as follows:


(Thousands of dollars)                               Three months ended           Nine months ended
                                                       September 30,                 September 30,
                                                       -------------                 -------------
                                                     2000          1999           2000         1999
                                                     ----          ----           ----         ----

Net income                                           $ 106,719  $ 111,482       $ 263,485    $ 247,873
Foreign currency translation adjustments               (32,005)   (16,545)           (124)     (96,261)
                                                     ---------  ---------       ---------    ---------
Comprehensive income                                 $  74,714  $  94,937       $ 263,361    $ 151,612
                                                     =========  =========       =========    =========

NOTE E--RECLASSIFICATION

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

NOTE F--NET INCOME PER COMMON SHARE


                                                           Three months ended                Nine months ended
                                                            September 30,                       September 30,
                                                   -------------------------------       -------------------------------
(Thousands of dollars, except per share data)          2000               1999               2000               1999
                                                   ------------       ------------       ------------       ------------
Basic
     Average common shares outstanding              161,320,695        167,356,435        162,750,088        168,811,753
                                                   ============       ============       ============       ============
     Net income                                    $    106,719       $    111,482       $    263,485       $    247,873
                                                   ============       ============       ============       ============
     Net income per common share                   $       0.66       $       0.67       $       1.62       $       1.47
                                                   ============       ============       ============       ============
Diluted

     Average common shares outstanding              161,320,695        167,356,435        162,750,088        168,811,753
     Non-vested restricted stock grants                 278,400            234,400            278,400            258,622
     Stock options - treasury stock method              562,759            839,227            439,950            869,033
                                                   ------------       ------------       ------------       ------------
     Average common shares assuming dilution        162,161,854        168,430,062        163,468,438        169,939,408
                                                   ============       ============       ============       ============

     Net income                                    $    106,719       $    111,482       $    263,485       $    247,873
                                                   ============       ============       ============       ============

     Net income per common share                   $       0.66       $       0.66       $       1.61       $       1.46
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


Net External Sales/Operating Profit              2000                             1999
-----------------------------------   ---------------------------        ---------------------------

                                         NET            SEGMENT             Net           Segment
(Thousands of dollars)                 EXTERNAL        OPERATING          External       Operating
                                        SALES            PROFIT            Sales           Profit
                                      ----------       ----------        ----------       ----------
THREE MONTHS ENDED SEPTEMBER 30:
--------------------------------
Paint Stores                          $  899,268       $  141,650        $  842,760       $  129,838
Consumer                                 307,084           39,414           307,314           52,128
Automotive Finishes                      127,328           17,905           119,356           18,323
International Coatings                    76,405            5,336            73,871            9,344
Administrative                             1,818          (32,179)            2,182          (29,823)
                                      ----------       ----------        ----------       ----------
  Consolidated totals                 $1,411,903       $  172,126        $1,345,483       $  179,810
                                      ==========       ==========        ==========       ==========

NINE MONTHS ENDED SEPTEMBER 30:
-------------------------------
Paint Stores                          $2,467,340       $  308,271        $2,290,160       $  268,809
Consumer                                 987,341          148,986           986,799          160,612
Automotive Finishes                      377,301           52,453           357,027           49,812
International Coatings                   225,370           14,984           217,100           21,467
Administrative                             5,734          (99,718)            6,335         (100,904)
                                      ----------       ----------        ----------       ----------
  Consolidated totals                 $4,063,086       $  424,976        $3,857,421       $  399,796
                                      ==========       ==========        ==========       ==========


=====================================================================================================
                                 THREE MONTHS ENDED              NINE MONTHS ENDED
Intersegment Transfers              SEPTEMBER 30,                   SEPTEMBER 30,
----------------------       --------------------------       -------------------------
(Thousands of dollars)          2000             1999            2000           1999
                             ---------        ---------       ---------       ---------
Paint Stores                 $   2,788        $   2,449       $   7,241       $   6,237
Consumer                       241,216          231,138         677,591         636,041
Automotive Finishes              9,023            8,491          27,087          23,410
International Coatings             (36)              51             175             183
Administrative                   2,633            2,917           8,186           8,606
                             ---------        ---------       ---------       ---------
  Segment totals             $ 255,624        $ 245,046       $ 720,280       $ 674,477
                             =========        =========       =========       =========
=====================================================================================================

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $134.7 million and $8.1 million, respectively, for the third quarter of 2000, and $125.8 million and $17.0 million, respectively, for the third quarter of 1999. Net external sales and operating profits of theses subsidiaries were $403.5 million and $25.0 million, respectively, for the first nine months of 2000, and $363.9 million and $41.5 million, respectively, for the first nine months of 1999. Operating profits for 1999 have been restated to include certain expenses and eliminate intra-company profit to conform to the 2000 presentation. Long-lived assets of these subsidiaries totaled $257.6 million and $243.2 million, respectively, at September 30, 2000 and 1999. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

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

                       Item 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales increased 4.9 percent during the third quarter and 5.3 percent for the first nine months in 2000 over the comparable periods in 1999. Net sales in the Paint Stores Segment increased 6.7 percent for the third quarter and 7.7 percent for the first nine months, due primarily to higher volume sales of paint products with solid sales gains in all other sales categories. Comparable-store sales were up 3.7 and 5.5 percent for the third quarter and first nine months, respectively. The Consumer Segment's third quarter net sales decreased 0.1 percent, due primarily to a continuing soft domestic DIY market and inventory corrections by some major retail customers that were partially offset by improved sales to other customers and a new product line launch. The first nine months net sales for the Consumer Segment increased 0.1 percent over last year, primarily due to new product launches, new customers, and increased sales to certain existing customers that offset the continued softness in the DIY market. The Automotive Finishes Segment's net sales increased 6.7 and 5.7 percent for the third quarter and first nine months, respectively. Third quarter and first nine months net sales in the International Coatings Segment increased 3.4 and 3.8 percent, respectively, resulting primarily from increases in Brazilian sales driven by volume gains offsetting demand shifts to lower priced products and competitive pricing.

Consolidated gross profit as a percent of sales declined to 44.3 and 43.9 percent for the third quarter and first nine months, respectively, from 45.3 and
44.0 percent for the comparable periods in 1999. Margins in the Paint Stores Segment were higher than last year for the third quarter and first nine months primarily due to paint volume gains, selective selling price increases, and a favorable paint product sales mix, partially offset by increased raw material costs absorbed by this Segment. The Consumer and Automotive Finishes Segments' margins were lower for the third quarter and first nine months due primarily to raw material cost increases. These raw material cost increases were partially offset by volume related manufacturing efficiencies, certain cost reductions, and selling price increases in the Consumer Segment and first quarter selling price increases in the Automotive Finishes Segment. Margins in the International Coatings Segment were lower for the third quarter and first nine months, primarily due to rising raw material costs in Brazil and the unfavorable product sales mix shifts in various markets.

Consolidated selling, general and administrative expenses as a percent of sales were flat to last year for the third quarter and 0.3 percentage points favorable for the first nine months. In the Paint Stores Segment, SG&A expenses as a percent of sales were unfavorable to last year for the third quarter and flat for the first nine months primarily due to incremental increases in expenses associated with the increased number of new stores opened in the last twelve months, partially offset by higher sales. The Consumer Segment's SG&A ratios were slightly favorable and flat to last year in the third quarter and first nine months due to continued SG&A expense reduction efforts. The Automotive Finishes Segment's SG&A ratio was favorable for the third quarter and first nine months primarily due to increased sales and containment of SG&A spending. In the International Coatings Segment, the SG&A ratio was affected by higher commissions in Brazil relating to increased sales, partially offset by overall sales increases.

The increase in interest expense for the third quarter and first nine months versus the same periods for 1999 occurred due to higher average outstanding short-term debt balances and rates, partially offset by lower average outstanding long-term debt balances.

Other expense - net for the third quarter represented expense for 2000 and income for 1999 primarily due to increased net expense from financing and investing activities in 2000 and higher miscellaneous income in 1999, partially offset by foreign currency exchange losses in 1999. Other expense - net for the first nine months was higher versus 1999 primarily due to increases in financing and investing related expenses, partially offset by lower foreign currency exchange losses.

Net income for the third quarter declined 4.3 percent while improving 6.3 percent for the first nine months. Diluted net income per common share for the third quarter was flat at $0.66 per common share as compared to last year and increased to $1.61 per common share from $1.46 per common share for the first nine months.

FINANCIAL CONDITION
-------------------

During the first nine months of 2000, cash and cash equivalents decreased $15.6 million, net long-term debt decreased $96.0 million and short-term borrowings increased $215.3 million. Short-term borrowings outstanding primarily relate to the Company's commercial paper program, which had unused borrowing availability of $517.5 million at September 30, 2000. This program is backed by the Company's revolving credit agreements. The decrease in long-term debt is primarily related to the payment of 6.25% notes totaling $100.0 million during the first quarter of 2000. The proceeds from the issuance of short-term borrowings were used for repayment of long-term debt, normal operating needs for seasonally higher accounts receivable and inventories, capital expenditures of $97.7 million, treasury shares acquisitions of $110.8 million, acquisitions of net assets of $58.9 million, and cash dividends of $66.4 million. Cash spent on acquisitions of net assets was used to purchase a specialized coatings business, a chain of stores that sells architectural and automotive refinish products, an automotive refinish coatings business located in Italy, and a powder coatings business located in Brazil. The Company's current ratio declined to 1.29 from 1.34 at December 31, 1999. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since September 30, 1999, cash and cash equivalents decreased $2.0 million primarily due to cash used to acquire treasury shares of $128.3 million, net reductions to long-term debt of $135.7 million, capital expenditures of $130.0 million, payments of cash dividends of $86.3 million, acquisition of net assets of $61.7 million, and normal working capital needs, funded primarily by $484.2 million of cash generated by operations and $116.4 million net increase in short-term borrowings. The Company expects to remain in a short-term borrowing position throughout most of 2000.

Capital expenditures during the first nine months of 2000 represented primarily the costs associated with new store openings in the Paint Stores Segment, the purchase of land and building related to administrative offices and a technical lab facility for the Automotive Finishes Segment, and plant and facility upgrades and expansions in the Consumer Segment. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2000.

During the third quarter of 2000, the Company acquired 2,000,000 shares of its common stock through open market purchases for treasury purposes, which brings the total number of shares purchased in 2000 to 5,200,000 shares. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. At September 30, 2000, the Company has authorization to purchase an additional 14,800,000 shares of its common stock.

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

The Company entered into a settlement agreement with PMC, Inc. settling a lawsuit brought by PMC regarding the Company's former manufacturing facility in Chicago, Illinois which was sold to PMC in 1985. Pursuant to the terms of the settlement agreement, the Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposal, discharges, releases or events occurring at the facility. In February, 1999, the People of the State of Illinois filed an amended complaint in a state court action against PMC joining the Company and alleging, in part, that the Company has caused certain soil and underground contamination at the facility and seeking, in part, that the Company investigate and remediate, as necessary, any such soil and groundwater contamination. On November 8, 2000, the Company entered into a Consent Decree with the People of the State of Illinois pursuant to which the Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposals, discharges, releases and/or events occurring at the facility. The execution and filing of this Consent Decree in the state court action settled the People of the State of Illinois' amended complaint against the Company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words and phrases such as "expects", "anticipates", "believes", "will likely result", "will continue", "plans to", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These risks, uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risk and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead paint lawsuits; and unusual weather conditions.

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

                  (10)(b) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated July 26, 2000 (filed herewith).

                  (10)(c) Amended and Restated Split-Dollar Life Insurance Agreement, dated August 18, 2000, between John G. Breen, the Company and National City Bank (filed herewith).

                  (10)(d) Salary Continuation and Death Benefit Plan Agreement, dated August 18, 2000, between John G. Breen and the Company (filed herewith).

                  (27) Financial Data Schedule for the period ended September 30, 2000 (filed herewith).

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K, dated September 13, 2000, reporting under Item 5 expected sales and earnings for the third quarter of 2000 and full year 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE SHERWIN-WILLIAMS COMPANY

November 13, 2000                            By:  /s/ J.L. Ault
                                                  ------------------------------
                                                  J.L. Ault
                                                  Vice President-Corporate
                                                  Controller

November 13, 2000                            By:  /s/ L.E. Stellato
                                                  ------------------------------
                                                  L.E. Stellato
                                                  Vice President, General
                                                  Counsel and Secretary

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

(10)(b) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated July 26, 2000 (filed herewith).

(10)(c) Amended and Restated Split-Dollar Life Insurance Agreement, dated August 18, 2000, between John G. Breen, the Company and National City Bank (filed herewith).

(10)(d) Salary Continuation and Death Benefit Plan Agreement, dated August 18, 2000, between John G. Breen and the Company (filed herewith).

(27) Financial Data Schedule for the period ended September 30, 2000 (filed herewith).