Form 10-K
period 2000-12-31
SHERWIN WILLIAMS CO
filed 2001-03-13
CIK 89800

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At January 31, 2001, 159,776,823 shares of common stock were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates on January 31, 2001 was $4,263,541,169.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 ("2000 Annual Report") are incorporated by reference into Parts I, II and IV of this report.

    Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this report.

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

BASIS OF REPORTABLE SEGMENTS

     The Company reports its segment information in five reportable segments -- the Paint Stores, Consumer, Automotive Finishes, International Coatings (collectively, the "Operating Segments") and Administrative
Segments -- in accordance with Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources.

     The Company's chief operating decision maker has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the global, diverse operations of the Company, the chief operating decision maker regularly receives discrete financial information about each reportable segment as well as a significant amount of additional financial information about certain aggregated divisions, operating units and subsidiaries of the Company. The chief operating decision maker uses all such financial information for performance assessment and resource allocation decisions. Factors considered in determining the five reportable segments of the Company include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to the Board of Directors. The Company evaluates the performance of operating segments and allocates resources based on profit or loss and cash generated from operations before income taxes, excluding corporate expenses and financing gains and losses. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 27 and 28 of the 2000 Annual Report, which is incorporated herein by reference.

PAINT STORES SEGMENT

     The Paint Stores Segment consists of 2,488 company-operated specialty paint stores in the United States, Canada, Virgin Islands, Puerto Rico and Mexico. Each of the stores has the same business activity of selling identical national and similar regional products to similar types of customers. During 2000, this Segment opened or acquired 92 net new stores, remodeled 52 and relocated 36. The net new stores consisted of 79 stores in the United States, 3 in Canada, 1 in the Virgin Islands, 4 in Puerto Rico and 5 in Mexico. In 1999, there were 73 net new stores opened (66 in the United States). In 1998, 64 net new stores were opened (55 in the United States). This Segment also manufactures original equipment manufacturer (OEM) product finishes sold through the paint stores and by direct outside sales representatives. In addition to stores, operations in Mexico include a manufacturing facility, distribution activities and outside selling functions to dealers and other distributors.

     The Paint Stores Segment is the exclusive North American marketer and seller of Sherwin-Williams(R) branded architectural coatings, industrial and marine products, OEM product finishes and related items produced by its Mexican operations, its product finishes manufacturing and by the Consumer Segment. The loss of any single customer would not have a material adverse effect on the business of this Segment.

CONSUMER SEGMENT

     The Consumer Segment develops, manufactures and distributes a variety of paint, coatings and related products to third party customers and the Paint Stores Segment. Approximately 41 percent of the total sales of the Consumer Segment in 2000, including inter-segment transfers, represented products sold through the Paint Stores

Segment. Sales and marketing of certain control-branded and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Segment has sales to certain customers that, individually, may be a significant portion of the sales of the Segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the Segment. This Segment incurs most of the Company's capital expenditures related to ongoing environmental compliance measures.

AUTOMOTIVE FINISHES SEGMENT

     The Automotive Finishes Segment develops, manufactures and distributes a variety of motor vehicle finish, refinish and touch-up products primarily throughout North and South America, the Caribbean Islands and Italy. This Segment also licenses certain technology and trade names worldwide. Sherwin-Williams(R) branded automotive finish and refinish products are distributed throughout North America solely through this Segment's network of 127 company-operated automotive branches in the United States and 17 in Canada. Additional automotive branches in Jamaica (14) and Chile (17) complete this Segment's worldwide network. At December 31, 2000, this Segment included 11 foreign wholly-owned subsidiaries in 8 foreign countries and 11 licensing agreements in 15 foreign countries. During 2000, the Automotive Finishes Segment opened or acquired three net new branches worldwide.

INTERNATIONAL COATINGS SEGMENT

     The International Coatings Segment develops, licenses, manufactures and distributes a variety of paint, coatings and related products worldwide. The majority of the sales from licensees and subsidiaries occur in South America, the Segment's most important international market. This Segment sells its products through 29 company-operated specialty paint stores in Chile and 16 in Brazil and by outside selling functions to dealers and other distributors. At December 31, 2000, this Segment included 12 foreign wholly-owned subsidiaries in 8 foreign countries, 4 foreign joint ventures and 29 licensing agreements in 20 foreign countries.

ADMINISTRATIVE SEGMENT

     The Administrative Segment includes the administrative expenses of the Company's and certain consolidated subsidiaries' headquarters sites. This Segment includes interest expense which is unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt, certain provisions for disposition and environmental-related matters, and other expenses which are not directly associated with any Operating Segment. Administrative expenses do not include any significant foreign operations. Also included in the Administrative Segment is a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company's headquarters site, and disposal of idle facilities. Sales of the Administrative Segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its operations. Gains and losses from the sale of property are not a significant operating factor in determining the performance of this Segment.

     Reportable segment financial information is presented in Note 17 of the Notes to Consolidated Financial Statements on pages 35 through 37 of the 2000 Annual Report, which is incorporated herein by reference.

     For additional information regarding the Company's business and business developments, see page 1 of the 2000 Annual Report and the "Letter to Shareholders" on pages 3 through 5 of the 2000 Annual Report, which is incorporated herein by reference.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Segments anticipates any significant sourcing problems during 2001. There are sufficient suppliers of each product purchased for resale that none of the Segments anticipates any significant sourcing problems during 2001.

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

     The Paint Stores Segment is identified with names such as Sherwin-Williams(R), Old Quaker(TM), Pro-Line(R), SeaGuard(R), JetGlo(R), AcryGlo(R), Con-Lux(R), Mercury(TM), Brod-Dugan(TM), ArmorSeal(R), Kem(R) Hi-Temp, Cook(R), Sher-Wood(R), Powdura(R), Polane(R) and Kem Aqua(R).

     The Consumer Segment employs a variety of trade names and trademarks in marketing its products, such as Thompson's(R), Dutch Boy(R), Martin Senour(R), Cuprinol(R), Pratt & Lambert(R), H&C(TM), Rubberset(R), Dupli-Color(R), Minwax(R), White Lightning(R), Krylon(R), Formby's(R) and Red Devil(R).

     The Automotive Finishes Segment utilizes various trade names and trademarks in pursuit of its business, including Sherwin-Williams(R), Martin Senour(R), Western(R), Lazzuril(TM), Excelo(TM), Marson(TM) and ScottWarren(TM).

     The International Coatings Segment uses trade names and trademarks in the conduct of its business including Sherwin-Williams(R), Dutch Boy(R), Krylon(R), Kem-Tone(R), Pratt & Lambert(R), Minwax(R), Ronseal(TM), Colorgin(TM), Globo(TM), Pulverlack(R), Sumare(TM), Andina(TM) and Marson(TM).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole or any Segment, the International Coatings Segment and the international operations of the Automotive Finishes Segment derive a portion of their income from the license of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint and coatings products through 2001.

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

EMPLOYEES

     The Company employed 26,095 persons at December 31, 2000.

ENVIRONMENTAL COMPLIANCE

     For additional information regarding environmental-related matters, see pages 14 through 16 of the 2000 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 28, 29 and 32, respectively, of the 2000 Annual Report, which is incorporated herein by reference.

SEGMENT INFORMATION AND FOREIGN OPERATIONS

     For additional information regarding the Company's Reportable Segments and foreign operations, see Note 17 on pages 35 through 37 of the 2000 Annual Report, which is incorporated herein by reference. Additional information regarding risks attendant to foreign operations is set forth on pages 15 and 17 of the 2000 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth and future business plans. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "expects," "anticipates," "believes," "will likely result," "will continue," "plans to" and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These risks, uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; changes in raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; the ability of the Company to successfully complete planned divestitures; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risks and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; the achievement of growth in developing markets, such as Mexico and South America; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and unusual weather conditions.

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

PAINT STORES SEGMENT

                            Manufacturing Facilities
                           -------------------------

Arlington, Texas                                                           Owned
Calgary, Alberta, Canada                                                  Leased
Cincinnati, Ohio                                                           Owned
Columbus, Ohio                                                             Owned
Edison, New Jersey                                                         Owned
Fort Wayne, Indiana                                                       Leased
Greensboro, North Carolina                                                 Owned
Grimsby, Ontario, Canada                                                   Owned
Harrisburg, Pennsylvania                                                  Leased
Memphis, Tennessee                                                         Owned
Mexico City, Mexico                                                        Owned
Ontario, California                                                       Leased
Portsmouth, Virginia                                                       Owned
Rockford, Illinois                                                        Leased
San Diego, California                                                     Leased
Spartanburg, South Carolina                                               Leased
Sylmar, California                                                        Leased
Wichita, Kansas                                                            Owned

                            Distribution Facilities
                             ----------------------

Mexico City, Mexico                                                        Owned
Vancouver, Alberta, Canada                                                Leased

CONSUMER SEGMENT

                            Manufacturing Facilities
                           -------------------------

Baltimore, Maryland                                                        Owned
Bedford Heights, Ohio                                                      Owned
Chicago, Illinois                                                          Owned
Coffeyville, Kansas                                                        Owned
Crisfield, Maryland                                                       Leased
Deshler, Ohio                                                              Owned
Elk Grove, Illinois                                                        Owned
Emeryville, California                                                     Owned
Ennis, Texas                                                              Leased
Flora, Illinois                                                            Owned
Fort Erie, Ontario, Canada                                                 Owned
Garland, Texas                                                             Owned
Greensboro, North Carolina                                                 Owned
Holland, Michigan                                                          Owned
Lawrenceville, Georgia                                                     Owned
Morrow, Georgia                                                            Owned
Olive Branch, Mississippi                                                  Owned
Orlando, Florida                                                           Owned
Victorville, California                                                    Owned

                            Distribution Facilities
                             ----------------------

Bedford Heights, Ohio                                                     Leased
Buford, Georgia                                                           Leased
Effingham, Illinois                                                       Leased
Fredericksburg, Pennsylvania                                               Owned
Reno, Nevada                                                               Owned
San Juan, Puerto Rico                                                     Leased
Vaughan, Ontario, Canada                                                  Leased
Waco, Texas                                                               Leased
Winter Haven, Florida                                                      Owned

AUTOMOTIVE FINISHES SEGMENT

                            Manufacturing Facilities
                            ------------------------

Aprilia, Italy                                                            Leased
Arica, Chile                                                               Owned
Kingston, Jamaica                                                          Owned
Richmond, Kentucky                                                         Owned
Santiago, Chile*                                                           Owned
Sao Paulo, Brazil                                                          Owned
Texcocco, Mexico                                                           Owned

                            Distribution Facilities
                             ----------------------

Aprilia, Italy                                                            Leased
Kingston, Jamaica                                                          Owned
Reno, Nevada                                                              Leased
Richmond, Kentucky                                                         Owned
Santiago, Chile*                                                           Owned
Sao Paulo, Brazil                                                          Owned
Zaragoza, Mexico                                                           Owned

INTERNATIONAL COATINGS SEGMENT

                            Manufacturing Facilities
                           -------------------------

Buenos Aires, Argentina                                                    Owned
Santiago, Chile*                                                           Owned
Santa Catarina, Brazil                                                     Owned
Sao Paulo, Brazil(4)                                                       Owned
Sheffield, England                                                         Owned

                            Distribution Facilities
                             ----------------------

Buenos Aires, Argentina                                                    Owned
Dublin, Ireland                                                            Owned
Santiago, Chile*                                                           Owned
Santiago, Chile                                                           Leased
Santa Catarina, Brazil                                                     Owned
Sao Paulo, Brazil(4)                                                       Owned
Lima, Peru                                                                Leased

* This facility is shared between the Automotive Finishes and International Coatings Segments.

     The operations of the Paint Stores Segment included 2,488 company-operated paint stores, of which 212 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2000. The Paint Stores Segment is divided into four separate operating divisions and certain operations in Mexico, each of which is responsible for the paint stores located within its geographical region. At the end of 2000, the Mid Western Division operated 666 paint stores primarily located in the midwestern and upper west coast states, the Eastern Division operated 498 paint stores along the upper east coast and New England states and Canada, the Southeastern Division operated 658 paint stores principally covering the lower east and gulf coast states, Puerto Rico and the U.S. Virgin Islands, and the South Western Division operated 588 paint stores in the plains and the lower west coast states. The Paint Stores Segment also included 78 paint stores in Mexico. The Paint Stores Segment opened 92 net new paint stores in 2000 and relocated 36.

     The Automotive Finishes Segment included 127 company-operated automotive branches, of which one was owned, in the United States and 48 leased company-operated stores and branches in Canada, Chile and Jamaica at December 31, 2000. The International Coatings Segment included 45 company-operated specialty paint stores, of which 6 were owned, in Chile and Brazil. All real property within the Administrative Segment is owned by the Company except for one warehouse lease. For additional information regarding real property within the Administrative Segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference. For additional information regarding real property leases, see Note 8 of the Notes to Consolidated Financial Statements on page 31 of the 2000 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding environmental-related matters and other legal proceedings, see pages 14 through 16 of the 2000 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 28, 29 and 32, respectively, of the 2000 Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is the name, age and present position of each of the Executive Officers at March 13, 2001, as well as all prior positions held by each during the last five years. Executive Officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

             Name                  Age                   Present Position
             ----                  ---                   ----------------
Christopher M. Connor              44     Chairman and Chief Executive Officer, Director
Joseph M. Scaminace                47     President and Chief Operating Officer, Director
Larry J. Pitorak                   54     Senior Vice President -- Finance, Treasurer and
                                          Chief Financial Officer
John L. Ault                       55     Vice President -- Corporate Controller
Michael A. Galasso                 53     President & General Manager, International
                                          Division
Thomas E. Hopkins                  43     Vice President -- Human Resources
Conway G. Ivy                      59     Vice President -- Corporate Planning and
                                          Development
John G. Morikis                    37     President, Paint Stores Group
Ronald P. Nandor                   41     President & General Manager, Automotive
                                          Division
Thomas W. Seitz                    52     President & General Manager, Consumer Division
Louis E. Stellato                  50     Vice President, General Counsel and Secretary

     Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor served as Vice Chairman from October 1999 to April 2000, President, Paint Stores Group from August 1997 to October 1999 and President & General Manager, Diversified Brands Division from April 1994 to August 1997. Mr. Connor has served as a Director since October 1999.

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

     Mr. Pitorak has served as Senior Vice President -- Finance, Treasurer and Chief Financial Officer since April 1992.

     Mr. Ault has served as Vice President -- Corporate Controller since January 1987.

     Mr. Galasso has served as President & General Manager, International Division since September 2000. Mr. Galasso served as President & General Manager, Automotive Division from June 1997 to September 2000 and Vice President & Director -- Operations, Automotive Division from May 1992 to June 1997.

     Mr. Hopkins has served as Vice President -- Human Resources since August 1997. Mr. Hopkins served as Vice President -- Human Resources, Paint Stores Group from February 1996 to August 1997.

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

     Mr. Nandor has served as President & General Manager, Automotive Division since September 2000. Mr. Nandor served as Executive Vice
President -- Marketing, Paint Stores Group from August 1998 to September 2000 and Vice President and Director -- Marketing, Automotive Division from November 1996 to August 1998. Prior to joining Sherwin-Williams in November 1996, Mr. Nandor was Director -- Sales of the Automotive Refinish Business Unit of PPG Industries, Inc.

     Mr. Seitz has served as President & General Manager, Consumer Division since January 2001. Mr. Seitz served as President, Consumer Group from October 1999 to January 2001, Vice President of Operations, Consumer Group from July 1998 to October 1999 and Vice President of Operations, Coatings Division from December 1995 to July 1998.

     Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sherwin-Williams common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at March 1, 2001 was 10,708. Information regarding market prices and dividend information with respect to Sherwin-Williams common stock is set forth on page 39 of the 2000 Annual Report under the caption entitled "Shareholder Information," which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
(Millions of Dollars, except per share data)

                               2000      1999    1998     1997    1996(a)
-------------------------------------------------------------------------
OPERATIONS
Net sales                     $5,212    $5,004  $4,934   $4,881   $4,133
Net income                        16(b)    304     273      261      229
FINANCIAL POSITION
Total assets                  $3,751(b) $4,033  $4,051   $4,036   $2,995
Long-term debt                   624       624     730      844      143
Ratio of earnings to fixed
  charges(c)                     2.4X(b)   5.8x    5.0x     4.6x     7.3x
PER COMMON SHARE DATA
Net income -- basic(d)        $  .10(b) $ 1.81  $ 1.58   $ 1.51   $ 1.34
Net income -- diluted(d)         .10(b)   1.80    1.57     1.50     1.33
Cash dividends                   .54       .48     .45      .40      .35

(a) Pre-acquisition amounts for Thompson Minwax Holding Corp., acquired on January 7, 1997 using the purchase method of accounting, are not included. Therefore, amounts are not comparable to 1997 and beyond.

(b) Amount includes an impairment of long-lived assets charge of $294 million ($1.80 per share) after tax. See Note 2 of the Notes to Consolidated Financial Statements on page 28 of the 2000 Annual Report, which is incorporated herein by reference.

(c) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

(d) Amounts reflect adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective December 31, 1997. Amounts shown for 1996 have been restated. See Note 1 and Note 15 of the Notes to Consolidated Financial Statements on pages 28 and 35, respectively, of the 2000 Annual Report, which are incorporated herein by reference, for further per share information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 13 through 20 of the 2000 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 23 through 37 of the 2000 Annual Report under the captions entitled "Statements of Consolidated Income," "Consolidated Balance Sheets," "Statements of Consolidated Cash Flows," "Statements of Consolidated Shareholders' Equity," and "Notes to Consolidated Financial Statements," which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 14 of the Notes to Consolidated Financial Statements on pages 34 and 35 of the 2000 Annual Report, which is incorporated herein by reference. The Report of Independent Auditors is set forth on page 11 of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 7 through 15 of the Proxy Statement and under the caption entitled "Compensation of Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions entitled "Certain Relationships and Related Transactions," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements
              The following consolidated financial statements of the Company included in the 2000 Annual Report are incorporated by reference in
              Item 8. The Report of Independent Auditors is set forth on page 11 of this report.
              (i)     Statements of Consolidated Income for the years ended
                      December 31, 2000, 1999 and 1998 (page 23 of the 2000 Annual
                      Report)
              (ii)    Consolidated Balance Sheets at December 31, 2000, 1999 and
                      1998 (page 24 of the 2000 Annual Report)
              (iii)   Statements of Consolidated Cash Flows for the years ended
                      December 31, 2000, 1999 and 1998 (page 25 of the 2000 Annual
                      Report)
              (iv)    Statements of Consolidated Shareholders' Equity for the
                      years ended December 31, 2000, 1999 and 1998 (page 26 of the
                      2000 Annual Report)
              (v)     Notes to Consolidated Financial Statements for the years
                      ended December 31, 2000, 1999 and 1998 (pages 27 through 37 of the 2000 Annual Report)
       (2)    Financial Statement Schedule
                      Schedule II -- Valuation and Qualifying Accounts and
                      Reserves for the years ended December 31, 2000, 1999 and
                      1998 is set forth on page 11 of this report. All other
                      schedules for which provision is made in the applicable
                      accounting regulations of the Securities and Exchange
                      Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
       (3)    Exhibits
                      See the Exhibit Index on pages 14 and 15 of this report.

(b) Reports on Form 8-K -- The Company filed (a) a Current Report on Form 8-K, dated October 12, 2000, reporting under Item 5 the Company's expectations regarding earnings for the third quarter of 2000 and full year 2000 and (b) a Current Report on Form 8-K, dated December 4, 2000, reporting under Item 5 the Company's expectations for sales and earnings for the full year 2000.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 2000, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 2000, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Cleveland, Ohio
January 26, 2001

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

Changes in the allowance for doubtful accounts are as follows:

                                                              2000        1999        1998
--------------------------------------------------------------------------------------------
Beginning balance                                           $ 23,592    $ 25,393    $ 26,891
Bad debt expense                                              29,387      32,819      15,176
Net uncollectible accounts written off                       (31,161)    (34,620)    (16,674)
--------------------------------------------------------------------------------------------
Ending balance                                              $ 21,818    $ 23,592    $ 25,393
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     Bad debt expense increase for 2000 and 1999 as compared to 1998 is primarily due to increased activity in accounts doubtful of collection and charges to expense to reconcile open prior years' accounts receivable balances of certain customers.

Activity related to other asset reserves is as follows:

                                                              2000        1999        1998
--------------------------------------------------------------------------------------------
Beginning balance                                           $247,810    $203,606    $153,580
Charges to expense                                            58,169      53,063      52,103
Impairment charges                                           (58,518)
Other additions (deductions)                                  (1,075)     (8,859)     (2,077)
--------------------------------------------------------------------------------------------
Ending balance                                              $246,386    $247,810    $203,606
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     Charges to expense consist primarily of amortization of goodwill and intangibles. Other additions (deductions) consist primarily of actual costs incurred and balance sheet reclassifications and removal of fully-amortized items. See Note 2 of the Notes to Consolidated Financial Statements on page 28 of the 2000 Annual Report, which is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2001.

                                             THE SHERWIN-WILLIAMS COMPANY

                                             By: /s/ L. E. STELLATO
                                               ---------------------------------
                                                   L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 13, 2001.


* C. M. CONNOR                                               Chairman and Chief Executive Officer,
-----------------------------------------------------------  Director (Principal Executive Officer)
  C. M. Connor

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

* J. C. BOLAND                                               Director
-----------------------------------------------------------
  J. C. Boland

* J. G. BREEN                                                Director
-----------------------------------------------------------
  J. G. Breen

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

By: /s/ L. E. STELLATO                                       March 13, 2001
-----------------------------------------------------------
        L. E. Stellato, Attorney-in-fact

                                 EXHIBIT INDEX

 3.   (a)  Amended Articles of Incorporation, as amended April 25,
           1997, filed as Exhibit 3(i) to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
      (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No.
           1, dated April 29, 1988, to Form S-8 Registration Statement
           Number 2-91401, and incorporated herein by reference.
 4. (a) Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form
           S-3 Registration Statement 333-01093, dated February 20,
           1996, and incorporated herein by reference.
      (b) Amended and Restated 364-Day Revolving Credit Agreement, dated December 31, 1999, among the Company, The Chase
           Manhattan Bank, as Administrative Agent and Competitive
           Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
      (c)  Amendment No. 1 to Amended and Restated 364-Day Revolving
           Credit Agreement, dated December 1, 2000, among the Company,
           The Chase Manhattan Bank, as Administrative Agent and
           Competitive Advance Facility Agent, and the financial institutions which are signatories thereto (filed herewith).
      (d) Amended and Restated Five Year Revolving Credit Agreement, dated January 3, 2000, among the Company, The Chase
           Manhattan Bank, as Administrative Agent and Competitive
           Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
      (e)  Amendment No. 1 to Amended and Restated Five Year Revolving
           Credit Agreement, dated December 1, 2000, among the Company,
           The Chase Manhattan Bank, as Administrative Agent and
           Competitive Advance Facility Agent, and the financial institutions which are signatories thereto (filed herewith).
      (f) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as
           Exhibit 4(b) to Form S-3 Registration Statement Number
           33-6626, dated June 20, 1986, and incorporated herein by reference.
      (g)  Rights Agreement between the Company and The Bank of New
           York, as successor Rights Agent to KeyBank National
           Association, dated April 23, 1997, filed as Exhibit 1 to
           Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.  *(a)  Form of Director and Corporate Officer Indemnity Agreement
           filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     *(b)  Employment Agreement with C.G. Ivy filed as Exhibit 28(b) to
           Form S-3 Registration Statement Number 33-22705, dated June
           24, 1988, and incorporated herein by reference.
     *(c)  Amendment to Employment Agreement with C.G. Ivy filed as
           Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     *(d) Forms of Severance Pay Agreements, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(e) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in
           Exhibit 10(d) filed as Exhibit 10(a) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.

     *(f)  The Sherwin-Williams Company Deferred Compensation Savings
           Plan (1997/1999 Amendment and Restatement) filed as Exhibit
           10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     *(g)  The Sherwin-Williams Company Key Management Deferred
           Compensation Plan (1997/1999 Amendment and Restatement) filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     *(h)  Form of Executive Disability Income Plan filed as Exhibit
           10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(i) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(j)  Form of The Sherwin-Williams Company Management Compensation
           Program filed as Exhibit 10(j) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     *(k) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as
           Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
     *(l)  The Sherwin-Williams Company 1997 Stock Plan for Nonemployee
           Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(m)  The Sherwin-Williams Company Director Deferred Fee Plan
           (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(n)  Consulting Agreement, dated May 1, 2000, between John G.
           Breen and the Company filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
     *(o) Amended and Restated Split-Dollar Life Insurance Agreement, dated August 18, 2000, among the Company, National City Bank and John G. Breen filed as Exhibit 10(c) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
     *(p)  Salary Continuation and Death Benefit Plan Agreement, dated
           August 18, 2000, filed as Exhibit 10(d) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
13. Portions of the 2000 Annual Report incorporated herein by reference (filed herewith). With the exception of those portions of the 2000 Annual Report which are specifically incorporated by reference in this report, the 2000 Annual
           Report shall not be deemed "filed" as part of this report.
21.        Subsidiaries (filed herewith).
23. Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
24.   (a)  Powers of Attorney (filed herewith).
      (b)  Certified Resolution Authorizing Signature by Power of
           Attorney (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.