Form 10-Q
period 2001-03-31
SHERWIN WILLIAMS CO
filed 2001-05-15
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to
                                                    ----------    --------



Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    OHIO                                     34-0526850
--------------------------------------------            -----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                  44115-1075
--------------------------------------------            -----------------------
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

Common Stock, $1.00 Par Value - 156,664,813 shares as of April 30, 2001.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                                 Three months ended March 31,
                                                             --------------------------------------
                                                                  2001                  2000
                                                             ----------------      ----------------

Net sales                                                  $       1,158,370     $       1,221,916

Costs and expenses:
    Cost of goods sold                                               669,347               705,672
    Selling, general and administrative expenses                     421,659               435,921
    Interest expense                                                  15,206                14,877
    Interest and net investment income                                (1,405)               (1,039)
    Other expense - net                                               (5,046)                  480
                                                             ----------------      ----------------
                                                                   1,099,761             1,155,911
                                                             ----------------      ----------------

Income before income taxes                                            58,609                66,005

Income taxes                                                          21,685                25,082
                                                             ----------------      ----------------

Net income                                                 $          36,924     $          40,923
                                                             ================      ================


Net income per common share:
     Basic                                                 $            0.23     $            0.25
                                                             ================      ================

     Diluted                                               $            0.23     $            0.25
                                                             ================      ================



















SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                   MARCH 31,           December 31,            March 31,
                                                                     2001                  2000                  2000
                                                                ----------------      ----------------      ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $           1,151     $           2,896     $           3,633
  Accounts receivable, less allowance                                   637,304               594,162               708,206
  Inventories:
    Finished goods                                                      610,248               597,472               619,792
    Work in process and raw materials                                    99,527               106,255               112,160
                                                                ----------------      ----------------      ----------------
                                                                        709,775               703,727               731,952
  Deferred income taxes                                                 104,728               104,662               107,304
  Other current assets                                                  174,048               146,092               161,694
                                                                ----------------      ----------------      ----------------
         Total current assets                                         1,627,006             1,551,539             1,712,789

Goodwill                                                                697,966               705,547             1,039,654
Intangible assets                                                       255,283               259,085               270,869
Deferred pension assets                                                 371,495               364,351               341,008
Other assets                                                            157,586               147,769                99,973

Property, plant and equipment                                         1,536,364             1,530,409             1,486,153
  Less allowances for depreciation and amortization                     825,132               808,030               760,660
                                                                ----------------      ----------------      ----------------
                                                                        711,232               722,379               725,493
                                                                ----------------      ----------------      ----------------
Total assets                                                  $       3,820,568     $       3,750,670     $       4,189,786
                                                                ================      ================      ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                       $         360,868     $         106,854     $         254,987
  Accounts payable                                                      462,131               448,799               497,098
  Compensation and taxes withheld                                        89,150               137,211                90,332
  Current portion of long-term debt                                     114,969                19,376                21,548
  Other accruals                                                        265,766               328,435               342,211
  Accrued taxes                                                          88,103                74,568                97,960
                                                                ----------------      ----------------      ----------------
         Total current liabilities                                    1,380,987             1,115,243             1,304,136


Long-term debt                                                          521,816               623,587               624,234
Postretirement benefits other than pensions                             209,836               208,673               207,400
Other long-term liabilities                                             257,839               331,303               360,977

Shareholders' equity:
  Common stock - $1.00 par value:
    158,589,049, 159,558,335 and 163,747,811 shares
    outstanding at March. 31, 2001, Dec. 31, 2000
    and March 31, 2000, respectively                                    207,378               206,848               206,393
  Other capital                                                         163,670               158,650               152,327
  Retained earnings                                                   1,962,476             1,948,753             2,039,399
  Treasury stock, at cost                                              (716,652)             (678,778)             (572,131)
  Cumulative other comprehensive loss                                  (166,782)             (163,609)             (132,949)
                                                                ----------------      ----------------      ----------------
Total shareholders' equity                                            1,450,090             1,471,864             1,693,039
                                                                ----------------      ----------------      ----------------
Total liabilities and shareholders' equity                    $       3,820,568     $       3,750,670     $       4,189,786
                                                                ================      ================      ================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                                            Three months ended March 31,
                                                                                       ----------------------------------------
                                                                                             2001                   2000
                                                                                       ------------------     -----------------
OPERATIONS
Net income                                                                           $            36,924    $           40,923
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                                                  26,556                26,314
    Amortization of goodwill, intangibles, and other assets                                        9,772                12,466
    Increase in deferred pension assets                                                           (7,144)               (6,914)
    Net increase in postretirement liability                                                       1,163                   809
    Other                                                                                             40                 2,424
Change in current assets and liabilities-net                                                    (126,109)             (135,423)
Unusual tax-related payments and timing items                                                   (105,093)
Other                                                                                             (3,570)               (2,461)
                                                                                       ------------------     -----------------

   Net operating cash                                                                           (167,461)              (61,862)

INVESTING
Capital expenditures                                                                             (22,612)              (34,679)
Increase in other investments                                                                     (9,580)               (8,746)
Proceeds from sale of assets                                                                       9,866                 6,537
Other                                                                                             (3,791)              (10,976)
                                                                                       ------------------     -----------------

   Net investing cash                                                                            (26,117)              (47,864)

FINANCING
Net increase in short-term borrowings                                                            254,014               254,987
Increase in long-term debt                                                                           436                 1,837
Payments of long-term debt                                                                        (6,135)             (102,707)
Payments of cash dividends                                                                       (23,200)              (22,374)
Proceeds from stock options exercised                                                              5,195                   773
Treasury stock purchased                                                                         (37,874)              (38,240)
Other                                                                                               (238)                  229
                                                                                       ------------------     -----------------

   Net financing cash                                                                            192,198                94,505
                                                                                       ------------------     -----------------

Effect of exchange rate changes on cash                                                             (365)                  231
                                                                                       ------------------     -----------------

Net decrease in cash and cash equivalents                                                         (1,745)              (14,990)
Cash and cash equivalents at beginning of year                                                     2,896                18,623
                                                                                       ------------------     -----------------

Cash and cash equivalents at end of period                                           $             1,151    $            3,633
                                                                                       ==================     =================

Taxes paid on income                                                                 $             5,281    $           12,843
Interest paid on debt                                                                             25,474                27,599






SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 2001 and 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.


NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 2001 and 2000 were $.145 per share and $.135 per share, respectively.


NOTE C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:

                                                       Three months ended
                                                   ----------------------------
         (Thousands of dollars)                    MARCH 31,         March 31,
                                                     2001              2000
                                                   -------------    --------
         Dividend and royalty income               $   (1,255)      $ (1,408)
         Net (income) expense from financing and
              investing activities                     (5,101)         1,968
         Foreign currency exchange losses (gains)         587         (1,285)

The net (income) expense of financing and investing activities represents realized gains or losses associated with selling and disposing of fixed assets, the net gain or loss associated with the investment of certain long-term asset funds, net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance, and other related fees.

NOTE D--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:


(Thousands of dollars)                             Three months ended March 31,
                                                   ----------------------------
                                                      2001            2000
                                                    --------        --------

Net income                                          $ 36,924        $ 40,923

Foreign currency translation adjustments              (3,173)         12,675
                                                    --------        --------
Comprehensive income                                $ 33,751        $ 53,598
                                                    ========        ========



NOTE E--RECLASSIFICATION AND SUBSEQUENT EVENT

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

On April 18, 2001, the Company issued 250,000 shares of convertible participating serial preferred stock (preferred stock), no par value with cumulative quarterly dividends of $10.00 per share, for $250.0 million to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan (ESOP). The ESOP financed the acquisition of the preferred stock by borrowing $250.0 million from the Company. Each share of preferred stock is entitled to one vote upon all matters presented to the Company's shareholders and generally vote with the common stock together as one class. The preferred stock will be held in an unallocated suspense account by the ESOP until ESOP compensation expense is earned and contributions are credited to the members' accounts. The preferred stock is convertible and redeemable at any time at the option of the ESOP.

NOTE F--NET INCOME PER COMMON SHARE

                                                                             Three months ended March 31,
                                                                         -----------------------------------
(Thousands of dollars, except per share data)                                 2001                 2000
                                                                         --------------       --------------

Basic
     Average common shares outstanding                                     158,422,735          164,304,661
                                                                         ==============       ==============

     Net income                                                         $       36,923       $       40,923
                                                                         ==============       ==============

     Net income per common share                                        $         0.23       $         0.25
                                                                         ==============       ==============


Diluted
     Average common shares outstanding                                     158,422,735          164,304,661
     Non-vested restricted stock grants                                        375,600              278,400
     Stock options - treasury stock method                                   1,365,498              263,696
                                                                         --------------       --------------
     Average common shares assuming dilution                               160,163,833          164,846,757
                                                                         ==============       ==============

     Net income                                                         $       36,923       $       40,923
                                                                         ==============       ==============

     Net income per common share                                        $         0.23       $         0.25
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

Net External Sales/Operating Profit
-----------------------------------

                                                              Three months ended March 31,
                                  -----------------------------------------------------------------------------------------
                                                   2001                                              2000
                                  --------------------------------------             --------------------------------------
(Thousands of dollars)                 Net                 Segment                       Net                  Segment
                                    External              Operating                   External               Operating
                                     Sales                 Profit                       Sales                  Profit
                                  ---------------        ---------------             --------------         ---------------

Paint Stores                    $        694,103        $        47,002             $      700,056         $        43,604

Consumer                                 273,401                 25,014                    325,387                  37,072

Automotive Finishes                      115,826                 11,557                    120,952                  14,446

International Coatings                    73,274                  4,602                     73,442                   6,907

Administrative                             1,766                (29,566)                     2,079                 (36,024)
                                  ---------------        ---------------             --------------         ---------------

  Consolidated totals           $      1,158,370        $        58,609             $    1,221,916         $        66,005
                                  ===============        ===============             ==============         ===============

===========================================================================================================================


Intersegment Transfers
----------------------
                                                              Three months ended March 31,
                                                         ------------------------------------------
(Thousands of dollars)                                      2001                        2000
                                                         ---------------             --------------

     Paint Stores                                       $         2,687             $        2,218

     Consumer                                                   182,200                    189,325

     Automotive Finishes                                          7,996                      8,747

     International Coatings                                          37                         77

     Administrative                                               2,652                      2,843
                                                         ---------------             --------------

          Segment totals                                $       195,572             $      203,210
                                                         ===============             ==============

===========================================================================================================================


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

Net external sales and operating profits of all consolidated foreign subsidiaries were $128.6 million and $7.4 million, respectively, for the first quarter of 2001, and $130.7 million and $7.9 million, respectively, for the first quarter of 2000. Long-lived assets of these subsidiaries totaled $236.9 million and $253.7 million, respectively, at March 31, 2001 and 2000. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

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

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales for the quarter decreased 5.2 percent to $1.16 billion from $1.22 billion in the first quarter of 2000. The poor U.S. economic conditions, harsh winter weather and previously announced discontinued paint programs at certain customers impacted sales. Net sales in the Paint Stores Segment decreased 0.9 percent to $694.1 million in the first quarter of 2001 from $700.1 million in 2000 due primarily to sales shortfalls in associated product categories, partially offset by slightly higher paint sales for the quarter. Sales were impacted by the sluggish U.S. economy and unseasonable weather that may have affected contractors' ability to work on jobs. Comparable-store sales declined 3.5 percent in the quarter. Net sales of the Consumer Segment decreased 16.0 percent to $273.4 million in the first quarter from $325.4 million last year. Excluding the previously announced discontinued paint programs at certain customers, net sales for this Segment would have decreased 9.7 percent. Increased sales to certain existing customers in the first quarter of 2001 could not offset the poor domestic do-it-yourself market and the impact of new product launches and sales to new customers during the first quarter of 2000. The soft domestic economy impacted store traffic at many retailers, reduced out-the-door sales of paint and caused some retailers to defer building seasonal inventory levels, adversely affecting first quarter year-over-year sales comparisons of the Consumer Segment. The Automotive Finishes Segment's net sales decreased 4.2 percent to $115.8 million in the first quarter from $121.0 million last year. The negative impact of the soft domestic economy curtailed this Segment's OEM sales that were only partially offset by stronger collision repair sales. Net sales in the International Coatings Segment were down slightly to $73.3 million in the first three months of 2001 from $73.4 million a year ago. The sales decrease in U.S. dollars of 0.2 percent was due primarily to unfavorable currency exchange rates. Sales volume gains were achieved despite the continued soft economic conditions in the United Kingdom and Argentina and the marginally improved economies of Brazil and Chile.

Consolidated gross profit as a percent of sales for the first quarter 2001 versus 2000 was flat at 42.2 percent. First quarter margins in the Paint Stores Segment were higher than last year primarily due to selective selling price increases. The Consumer, Automotive Finishes, and International Coatings Segments' margins were all lower than last year due primarily to lower volume, higher raw material costs, and product sales mix.

Consolidated selling, general and administrative expenses as a percent of sales were unfavorable to last year for the first quarter primarily due to lower sales, partially offset by lower SG&A spending. In the Paint Stores Segment, SG&A expenses as a percent of sales were unfavorable to last year, primarily due to decreased sales volume and incremental increases in expenses associated with the increased number of stores. The Consumer Segment's SG&A ratio was unfavorable to last year in the first quarter primarily due to lower sales, partially offset by cost cutting efforts aimed at mitigating the effects of the expected lower sales levels. First quarter SG&A expenses as a percent of sales were unfavorable in the Automotive Finishes primarily due to lower sales. International Coatings Segment SG&A ratio was favorable to last year in the first quarter primarily due to lower discretionary spending.

The increase in interest expense from the first quarter of 2001 versus 2000 occurred due to higher average outstanding short-term debt balances, partially offset by lower average short-term borrowing rates.

Other expense - net for the first quarter of 2001 was income primarily due to gains from the sale of certain assets in 2001, partially offset by foreign currency exchange losses.

Net income in the first quarter of 2001 declined $4.0 million, or 9.8 percent, to $36.9 million from $40.9 million in 2000 due primarily to lower sales. Diluted net income per common share for the quarter decreased to $.23 per share from $.25 per share in 2000.


FINANCIAL CONDITION
-------------------

Cash and cash equivalents decreased $1.7 million during the first three months of 2001. Cash used by operating activities of $167.5 million was impacted by unusual tax-related payments and unrelated timing items. The unusual tax-related payments were made to the U.S. Internal Revenue Service for contested tax issues plus accrued interest. These payments were made to prevent the imposition of above-market interest charges while the contested issues are being resolved. The unrelated timing items represent first quarter payments of prior year accruals for the Company's Employee Stock Purchase and Savings Plan and defined contribution pension plans that have been historically paid in the beginning of the second quarter.

During the first three months of 2001, net long-term debt decreased $5.7 million and short-term borrowings increased $254.0 million. Short-term borrowings primarily relate to the Company's commercial paper program, which had unused borrowing availability of $514.0 million at March 31, 2001. This program is backed by the Company's revolving credit agreements. The proceeds from the issuance of short-term borrowings were used for normal seasonal operating needs, unusual tax-related payments and unrelated timing items, capital expenditures of $22.6 million, treasury shares acquisition of $37.9 million, and cash dividends of $23.2 million. The Company's current ratio declined to 1.18 from 1.39 at December 31, 2000. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since March 31, 2000, cash and cash equivalents decreased $2.5 million primarily due to cash generated by operations of $355.5 million and net increases in short-term borrowings and long-term debt of $97.7 million, offset by capital expenditures of $120.7 million, treasury shares acquired of $146.5 million, payments of cash dividends of $89.0 million, acquisitions of businesses of $60.1 million, increases in other investments of $52.0 million and normal working capital needs. The Company expects to remain in a short-term borrowing position throughout most of 2001.

Capital expenditures during the first quarter of 2001 represented primarily the costs associated with new store openings in the Paint Stores Segment, plant and facility upgrades in the Consumer Segment, and improvements and upgrades to the automotive technology center for the

Automotive Finishes Segment. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2001.

During the first quarter of 2001, the Company acquired 1,500,000 shares of its common stock through open market purchases for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. At March 31, 2001, the Company has authorization to purchase an additional 11,700,000 shares of its common stock. In April, 2001, the Company purchased an additional 1,850,000 shares of its common stock through open market purchases for treasury purposes.

The Company's past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by other governmental entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that the litigation is without merit and is vigorously defending such litigation. Considering the Company's past operations relating to lead pigments and lead-based paints, it is possible that additional lead pigment and lead-based paint litigation may be filed against the Company based upon similar or different legal theories and seeking similar or different types of damages and relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings or determinations of liability could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which the Company and other manufacturers have been successful. Due to the uncertainties involved, management is unable to predict the outcome of such litigation or the number or nature of possible future claims and proceedings, or the affect of any such legislation and administrative regulations. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or such legislation and regulations. The Company has not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. However, based upon, among other things, the outcome of such litigation to date, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The operations of the Company, like those of other companies in our industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on the Company for past operations which were conducted utilizing practices and procedures that were considered acceptable under the laws and regulations existing at that time. The Company expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and our industry in the future. The Company believes that it conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and promote continued compliance.

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

The Company accrues for environmental-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. These estimated costs are determined based on currently available facts regarding each site. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. The Company's environmental-related contingencies are expected to be resolved over an extended period of time.

Pursuant to a Consent Decree entered into with the United States of America in 1997, on behalf of the Environmental Protection Agency, filed in the United States District Court for the Northern District of Illinois, the Company has agreed, in part, to (i) conduct an investigation at its southeast Chicago, Illinois facility to determine the nature, extent and potential impact, if any, of environmental contamination at the facility and (ii) implement remedial action measures, if required, to address any environmental contamination identified pursuant to the investigation. While the Company continues to investigate this site, certain initial remedial actions have occurred at this site.

In 1999, the Company entered into a settlement agreement with PMC, Inc. settling a lawsuit brought by PMC regarding the Company's former manufacturing facility in Chicago, Illinois which was sold to PMC in 1985. Pursuant to the terms of the settlement agreement, the

Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposal, discharges, releases or events occurring at this facility. In 2000, the Company entered into a Consent Decree with the People of the State of Illinois, settling an action brought by the state of Illinois against the Company regarding the PMC facility. Under the Consent Decree, the Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposals, discharges, releases and/or events occurring at this facility. The Company is currently conducting its investigation of this facility.

With respect to the Company's southeast Chicago, Illinois facility and the PMC facility, the Company has evaluated its potential liability and, based upon its investigations to date, has accrued appropriate amounts. However, due to the uncertainties surrounding these facilities, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of the liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. The Company expects the contingent liabilities related to these facilities to be resolved over an extended period of time.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth and future business plans. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "expects," "anticipates," "believes," "will likely result," "will continue," "plans to," and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These risks, uncertainties and other factors include such things as: general business conditions, strengths of retail economies and the growth in the coatings industry; competitive factors, including pricing pressures and product innovation and quality; changes in raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; the ability of the Company to successfully complete planned divestitures; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; risk and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions and other external economic and political factors; the achievement of growth in developing markets, such as Mexico and South America; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and unusual weather conditions.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through various financial instruments, including fixed rate debt instruments. The Company does not believe that any potential loss related to these financial instruments will have a material adverse effect on the Company's financial condition, results of operations or liquidity. There were no material changes in the Company's exposure to market risk since December 31, 2000.

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------

         (a) Exhibits - none.

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K, dated January 22, 2001, reporting under Item 5 that the Company had announced that its 2000 year end results would reflect a charge to operations for impairment of long-lived assets.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE SHERWIN-WILLIAMS COMPANY

May 15, 2001                     By: /s/ J.L. Ault
                                     -------------
                                     J.L. Ault
                                     Vice President-Corporate Controller

May 15, 2001                     By: /s/ L.E. Stellato
                                     -----------------
                                     L.E. Stellato
                                     Vice President, General Counsel and
                                     Secretary