Form 10-Q
period 2001-06-30
SHERWIN WILLIAMS CO
filed 2001-08-14
CIK 89800

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

                                 (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2001
                                          -------------
                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________




Commission file number 1-4851
                       ------



                        THE SHERWIN-WILLIAMS COMPANY
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                    OHIO                                   34-0526850
--------------------------------------------      -----------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                44115-1075
--------------------------------------------      -----------------------------
  (Address of principal executive offices)                 (Zip Code)



                               (216) 566-2000
---------------------------------------------------------------------------
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

Common Stock, $1.00 Par Value - 156,348,879 shares as of July 31, 2001.

                       PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                           Three months ended June 30,             Six months ended June 30,
                                                        -------------------------------         -------------------------------
                                                            2001                2000                2001                2000
                                                        -----------         -----------         -----------         -----------

Net sales                                               $ 1,407,514         $ 1,429,267         $ 2,565,884         $ 2,651,183

Costs and expenses:
    Cost of goods sold                                      798,977             787,793           1,468,324           1,493,465
    Selling, general and administrative expenses            444,377             434,846             866,036             870,767
    Interest expense                                         15,471              16,665              30,677              31,542
    Interest and net investment income                       (1,083)               (917)             (2,488)             (1,956)
    Other expense - net                                       6,153               4,035               1,107               4,515
                                                        -----------         -----------         -----------         -----------
                                                          1,263,895           1,242,422           2,363,656           2,398,333
                                                        -----------         -----------         -----------         -----------

Income before income taxes                                  143,619             186,845             202,228             252,850

Income taxes                                                 53,139              71,002              74,824              96,084
                                                        -----------         -----------         -----------         -----------

Net income                                              $    90,480         $   115,843         $   127,404         $   156,766
                                                        ===========         ===========         ===========         ===========


Net income per common share:
     Basic                                              $      0.58         $      0.71         $      0.81         $      0.96
                                                        ===========         ===========         ===========         ===========

     Diluted                                            $      0.58         $      0.71         $      0.80         $      0.96
                                                        ===========         ===========         ===========         ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                                JUNE 30,          December 31,           June 30,
                                                                                  2001                2000                2000
                                                                              -----------         -----------         -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $    13,377         $     2,896         $     1,726
  Accounts receivable, less allowance                                             711,601             594,162             767,785
  Inventories:
    Finished goods                                                                552,278             597,472             607,335
    Work in process and raw materials                                              94,892             106,255             112,282
                                                                              -----------         -----------         -----------
                                                                                  647,170             703,727             719,617
  Deferred income taxes                                                           104,958             104,662             110,669
  Other current assets                                                            155,050             146,092             211,782
                                                                              -----------         -----------         -----------
         Total current assets                                                   1,632,156           1,551,539           1,811,579

Goodwill                                                                          682,777             705,547           1,060,937
Intangible assets                                                                 252,017             259,085             267,955
Deferred pension assets                                                           378,855             364,351             348,240
Other assets                                                                      155,563             147,769             116,588

Property, plant and equipment                                                   1,542,996           1,530,409           1,516,141
  Less allowances for depreciation and amortization                               841,876             808,030             779,697
                                                                              -----------         -----------         -----------
                                                                                  701,120             722,379             736,444
                                                                              -----------         -----------         -----------
Total assets                                                                  $ 3,802,488         $ 3,750,670         $ 4,341,743
                                                                              ===========         ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                       $   252,331         $   106,854         $   292,763
  Accounts payable                                                                464,897             448,799             503,132
  Compensation and taxes withheld                                                 118,864             137,211             116,181
  Current portion of long-term debt                                               116,015              19,376              22,611
  Other accruals                                                                  288,894             328,435             315,122
  Accrued taxes                                                                   145,207              74,568             128,015
                                                                              -----------         -----------         -----------
         Total current liabilities                                              1,386,208           1,115,243           1,377,824

Long-term debt                                                                    507,392             623,587             621,094
Postretirement benefits other than pensions                                       211,011             208,673             208,207
Other long-term liabilities                                                       252,248             331,303             356,215

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    215,770 shares outstanding at June 30, 2001                                   215,770
  Unearned ESOP compensation                                                     (215,770)
  Common stock - $1.00 par value:
    156,339,746, 159,558,335 and 162,641,951 shares
    outstanding at June 30, 2001, December 31, 2000
    and June 30, 2000, respectively                                               207,372             206,848             206,487
  Other capital                                                                   163,014             158,650             153,928
  Retained earnings                                                             2,030,240           1,948,753           2,133,155
  Treasury stock, at cost                                                        (764,648)           (678,778)           (601,424)
  Cumulative other comprehensive loss                                            (190,349)           (163,609)           (113,743)
                                                                              -----------         -----------         -----------
Total shareholders' equity                                                      1,445,629           1,471,864           1,778,403
                                                                              -----------         -----------         -----------
Total liabilities and shareholders' equity                                    $ 3,802,488         $ 3,750,670         $ 4,341,743
                                                                              ===========         ===========         ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                    Six months ended June 30,
                                                                   ---------------------------
                                                                     2001              2000
                                                                   ---------         ---------
OPERATIONS
Net income                                                         $ 127,404         $ 156,766
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                      53,761            53,254
    Amortization of goodwill, intangibles, and other assets           19,753            26,115
    Increase in deferred pension assets                              (14,504)          (14,146)
    Net increase in postretirement liability                           2,338             1,616
    Other                                                              3,099             6,928
Change in current assets and liabilities-net                         (52,955)         (174,802)
Unusual tax-related payments                                         (65,677)
Other                                                                (12,560)          (13,638)
                                                                   ---------         ---------

   Net operating cash                                                 60,659            42,093

INVESTING
Capital expenditures                                                 (45,248)          (78,655)
Acquisitions of businesses                                                             (43,210)
Increase in other investments                                        (10,346)          (18,437)
Proceeds from sale of assets                                           9,866             7,670
Other                                                                 (3,593)           (6,956)
                                                                   ---------         ---------

   Net investing cash                                                (49,321)         (139,588)

FINANCING
Net increase in short-term borrowings                                145,477           292,763
Increase in long-term debt                                             1,568             6,533
Payments of long-term debt                                           (20,659)         (109,491)
Payments of cash dividends                                           (45,917)          (44,462)
Proceeds from stock options exercised                                  5,727             2,195
Treasury stock purchased                                             (84,984)          (67,533)
Other                                                                   (835)              479
                                                                   ---------         ---------

   Net financing cash                                                    377            80,484
                                                                   ---------         ---------

Effect of exchange rate changes on cash                               (1,234)              114
                                                                   ---------         ---------

Net increase (decrease) in cash and cash equivalents                  10,481           (16,897)
Cash and cash equivalents at beginning of year                         2,896            18,623
                                                                   ---------         ---------

Cash and cash equivalents at end of period                         $  13,377         $   1,726
                                                                   =========         =========

Taxes paid on income                                               $  80,606         $  57,709
Interest paid on debt                                                 31,467            34,111




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 2001 and 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.


NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 2001 and 2000 were $.145 per common share and $.135 per common share, respectively.


NOTE C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:

(Thousands of dollars)                    Three months ended June 30,     Six months ended June 30,
                                          ---------------------------     -------------------------
                                            2001                2000       2001              2000
                                          -------             -------     -------           -------
Dividend and royalty income              $  (653)            $  (749)        $(1,908)        $(2,157)

Net expense (income) from financing
  and investing activities                 4,628               2,548            (473)          8,180

Foreign currency exchange losses           1,289               1,671           1,876             386




The net expense (income) from financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.


NOTE D--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Thousands of dollars)                          Three months ended June 30,         Six months ended June 30,
                                                ---------------------------        ----------------------------
                                                  2001              2000             2001              2000
                                                ---------         ---------        ---------         ---------
Net income                                      $  90,480         $ 115,843        $ 127,404         $ 156,766

Foreign currency translation adjustments          (23,567)           19,206          (26,740)           31,881
                                                ---------         ---------        ---------         ---------
Comprehensive income                            $  66,913         $ 135,049        $ 100,664         $ 188,647
                                                =========         =========        =========         =========

NOTE E--NET INCOME PER COMMON SHARE

                                                       Three months ended June 30,              Six months ended June 30,
                                                     --------------------------------        --------------------------------
(Thousands of dollars, except per share data)            2001                2000                2001                2000
                                                     ------------        ------------        ------------        ------------
Basic
     Average common shares outstanding                155,718,543         162,624,909         157,070,639         163,464,785
                                                     ============        ============        ============        ============

     Net income                                      $     90,480        $    115,843        $    127,404        $    156,766
                                                     ============        ============        ============        ============

     Net income per common share                     $       0.58        $       0.71        $       0.81        $       0.96
                                                     ============        ============        ============        ============


Diluted
     Average common shares outstanding                155,718,543         162,624,909         157,070,639         163,464,785
     Non-vested restricted stock grants                   300,000             278,400             337,800             278,400
     Stock options - treasury stock method                459,870             970,984           1,184,254             383,636
                                                     ------------        ------------        ------------        ------------
     Average common shares assuming dilution          156,478,413         163,874,293         158,592,693         164,126,821
                                                     ============        ============        ============        ============

     Net income                                      $     90,480        $    115,843        $    127,404        $    156,766
                                                     ============        ============        ============        ============

     Net income per common share                     $       0.58        $       0.71        $       0.80        $       0.96
                                                     ============        ============        ============        ============

NOTE F--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Net External Sales/Operating Profit
-----------------------------------
                                               2001                               2000
                                   ----------------------------         ----------------------------
(Thousands of dollars)                NET              SEGMENT              Net             Segment
                                    EXTERNAL          OPERATING          External          Operating
                                     SALES             PROFIT              Sales            Profit
                                   ----------        ----------         ----------        ----------
THREE MONTHS ENDED JUNE 30:
---------------------------
Paint Stores                       $  884,238        $  119,959         $  868,016        $  123,017
Consumer                              326,300            48,013            354,870            72,500
Automotive Finishes                   124,678            14,253            129,021            20,102
International Coatings                 70,601               600             75,523             2,741
Administrative                          1,697           (39,206)             1,837           (31,515)
                                   ----------        ----------         ----------        ----------
  Consolidated totals              $1,407,514        $  143,619         $1,429,267        $  186,845
                                   ==========        ==========         ==========        ==========

SIX MONTHS ENDED JUNE 30:
------------------------
Paint Stores                       $1,578,341        $  166,961         $1,568,072        $  166,621
Consumer                              599,701            73,027            680,257           109,572
Automotive Finishes                   240,504            25,810            249,973            34,548
International Coatings                143,875             5,202            148,965             9,648
Administrative                          3,463           (68,772)             3,916           (67,539)
                                   ----------        ----------         ----------        ----------
  Consolidated totals              $2,565,884        $  202,228         $2,651,183        $  252,850
                                   ==========        ==========         ==========        ==========

====================================================================================================
Intersegment Transfers
----------------------
                                   Three months ended June 30,           Six months ended June 30,
                                   ----------------------------         ----------------------------
(Thousands of dollars)                2001              2000               2001              2000
                                   ----------        ----------         ----------        ----------

Paint Stores                       $    1,736        $    2,235         $    4,423        $    4,453
Consumer                              246,083           247,050            428,283           436,375
Automotive Finishes                     9,896             9,317             17,892            18,064
International Coatings                     34               134                 71               211
Administrative                          2,657             2,710              5,309             5,553
                                   ----------        ----------         ----------        ----------
  Segment totals                   $  260,406        $  261,446         $  455,978        $  464,656
                                   ==========        ==========         ==========        ==========

====================================================================================================

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $129.9 million and $1.0 million, respectively, for the second quarter of 2001, and $138.1 million and $9.0 million, respectively, for the second quarter of 2000. Net external sales and operating profits of theses subsidiaries were $258.5 million and $8.4 million, respectively, for the first six months of 2001, and $268.8 million and $16.9 million, respectively, for the first six months of 2000. Long-lived assets of these subsidiaries totaled $220.7 million and $252.4 million, at June 30, 2001 and 2000, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

Note G--PREFERRED STOCK

On April 18, 2001, the Company issued 250,000 shares of convertible participating serial preferred stock (preferred stock), no par value with cumulative quarterly dividends of $10.00 per share, for $250.0 million to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan (ESOP). The ESOP financed the acquisition of the preferred stock by borrowing $250.0 million from the Company at the rate of 8% per annum. This borrowing is payable over ten years in equal quarterly installments. Each share of preferred stock is entitled to one vote upon all matters presented to the Company's shareholders and generally vote with the common stock together as one class. The preferred stock will be held in an unallocated suspense account by the ESOP until compensation expense related to the Company's contributions is earned at which time contributions will be credited to the members' accounts. The value of the preferred stock is redeemable and convertible into the Company's common stock at the option of the ESOP based on the relative fair value of the preferred and common stock at time of conversion. The ESOP redeemed 34,230 preferred stock shares for cash during the second quarter of 2001.


Note H--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company has adopted this statement for all future business combinations.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB No. 17, "Intangible Assets." Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with SFAS No. 142.
Other intangible assets will continue to be amortized over their useful lives. This statement is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired before June 30, 2001. However, this statement is effective immediately for all goodwill and intangible assets acquired after June 30, 2001. The Company will adopt SFAS No. 142 in the required periods and has not yet determined the effect of this statement on the Company's results of operations and financial position.


Note I--RECLASSIFICATION

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

                    ITEM 2. MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Consolidated net sales decreased 1.5 percent for the quarter to $1.41 billion from $1.43 billion in the same quarter last year and decreased 3.2 percent for six months to $2.57 billion from $2.65 billion in the first six months of 2000. The largest impacts on sales came from the continuing poor U. S. and South American economic conditions, which adversely affected all Operating Segments, weakening foreign currency exchange rates and previously announced discontinued paint programs at certain customers. Net sales in the Paint Stores Segment increased 1.9 percent to $884.2 million in the quarter and 0.7 percent to $1.58 billion for six months due primarily to higher architectural paint sales which more than offset sales shortfalls in product finishes and associated product categories. Comparable-store sales, which declined 3.5 percent in the first quarter, were essentially flat in the second quarter resulting in a decline of
1.6 percent for six months. Net sales of the Consumer Segment, which were impacted by previously announced discontinued paint programs at certain customers, decreased 8.1 percent to $326.3 million in the quarter and 11.8 percent to $599.7 million in six months compared to last year. Excluding the previously announced discontinued paint programs, net sales for this Segment would have decreased 1.7 percent in the quarter and 4.9 percent in six months. Increased sales to certain customers in the quarter and first six months of 2001 could not offset the overall weak order rates, as retailers of DIY coatings were slow to replenish their inventory in view of the uncertain U. S. economy. The Automotive Finishes Segment's net sales decreased 3.4 percent to $124.7 million in the quarter and 3.8 percent to $240.5 million in six months. The negative impact of the soft domestic economy continued to adversely impact this Segment's OEM sales that were partially offset by stronger collision repair sales. Net sales in the International Coatings Segment were down 6.5 percent to $70.6 million in the quarter and down 3.4 percent to $143.9 million in six months compared to a year ago. The sales decreases in U.S. dollars were due primarily to unfavorable currency exchange rates. Excluding the effect of currency exchange fluctuations relative to last year, net sales for the Segment increased
7.1 percent and 6.9 percent for the quarter and six months, respectively.

Consolidated gross profit as a percent of sales declined to 43.2 and 42.8 percent for the second quarter and first six months, respectively, from 44.9 and
43.7 percent for the comparable periods in 2000. Margins in the Paint Stores Segment were flat for the second quarter and slightly higher than last year for the first six months due primarily to selective selling price increases and favorable paint product sales mix, partially offset by slightly lower volume for the first six months. The Consumer and Automotive Finishes Segments' margins were below last year for the second quarter and first six months. The Consumer Segment's margins were impacted by the sales shortfall, competitive pricing pressures and higher year-over-year raw material, distribution and energy costs. The Automotive Finishes Segment's margins declined due primarily to lower production volume. Margins in the International Coatings Segment were lower for the second quarter and first six months, due primarily to currency rate fluctuations, raw material cost increases, price competition and an unfavorable product sales mix to lower margin products throughout South America.

Consolidated selling, general and administrative expenses as a percent of sales were 1.1 and 0.9 percentage points unfavorable to last year for the second quarter and first six months, respectively. In the Paint Stores Segment, SG&A expenses as a percent of sales were unfavorable to last year for the second quarter and first six months due primarily to incremental increases in expenses associated with the increased number of new stores opened since last June. The Consumer and Automotive Finishes Segments' SG&A ratios were unfavorable to last year in the second quarter and first six months. The Consumer Segment's second quarter unfavorable SG&A ratio was due primarily to decreased sales, partially offset by continued SG&A expense reductions. In the Automotive Finishes Segment, the SG&A ratio was unfavorable, due primarily to lower sales. The International Coatings Segment's SG&A ratio was favorable for the second quarter and first six months due primarily to lower discretionary SG&A spending in Brazil and the United Kingdom, partially offset by decreased sales.

Interest expense decreased in the second quarter and first six months compared to 2000 due to lower average short-term borrowing rates and long-term debt balances, partially offset by higher average short-term debt balances.

Other expense - net was higher for the second quarter compared to 2000, due primarily to higher net investing and financing related expenses. Other expense
- net for the first six months was lower versus 2000 due primarily to gains realized on the sale of certain fixed assets during the first quarter of 2001, partially offset by higher foreign currency exchange losses.

Net income in the quarter declined to $90.5 million from $115.8 million in 2000 and in six months declined to $127.4 million from $156.8 million last year. Diluted net income per common share for the quarter decreased to $.58 per share from $.71 per share in 2000 and for six months decreased to $.80 per share from $.96 per share a year ago.


FINANCIAL CONDITION
-------------------

Cash and cash equivalents increased $10.5 million during the first six months of 2001. Cash provided by operating activities of $60.7 million was impacted by an unusual tax-related payment that was made to the U.S. Internal Revenue Service for contested tax issues plus accrued interest. This payment was made to prevent the imposition of above-market interest charges while the contested issues are being resolved.

Net short-term borrowings increased $145.5 million while long-term debt decreased $19.6 million. Short-term borrowings outstanding primarily relate to the Company's commercial paper program, which had unused borrowing availability of $516.7 million at June 30, 2001. This program is backed by the Company's revolving credit agreements. Cash flow from operations and proceeds from the issuance of short-term borrowings were used for repayment of long-term debt, capital expenditures of $45.2 million, treasury stock purchases of $85.0 million, and cash dividends of $45.9 million. The Company's current ratio declined to 1.18 from 1.39 at

December 31, 2000. The decrease in this ratio occurred due primarily to the increased short-term borrowings and current maturities of long-term debt, partially offset by seasonably higher accounts receivable balances.

Since June 30, 2000, cash and cash equivalents increased $11.7 million due primarily to cash generated by operations of $479.7 million, which was used for treasury stock purchases of $164.3 million, capital expenditures of $99.4 million, payments of cash dividends of $89.6 million, and net reductions to long-term debt and short-term borrowings of $60.0 million. The Company expects to remain in a short-term borrowing position throughout most of 2001.

Capital expenditures during the second quarter and first six months of 2001 represented primarily the costs associated with new store openings and normal equipment replacement in the Paint Stores Segment, plant and facility upgrades in the Consumer Segment, and improvements and upgrades to the automotive technology center for the Automotive Finishes Segment. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2001.

During the second quarter of 2001, the Company acquired 2.2 million shares of its common stock through open market purchases for treasury purposes, which brings the total number of shares purchased in 2001 to 3.7 million shares. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. In July 2001, the Company's Board of Directors rescinded the previous authorization limit and issued a new authorization for the Company to purchase, in the aggregate, 20.0 million shares of its common stock.

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

                         PART II. OTHER INFORMATION

Item 2.           Changes in Securities.
                  ----------------------

         On April 18, 2001, the Company issued 250,000 shares of convertible participating serial preferred stock, no par value with cumulative quarterly dividends of $10.00 per share, for $250 million to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan ("Plan"). The Plan financed the acquisition of the preferred stock by borrowing $250 million from the Company at the rate of 8% per annum. This borrowing is payable over ten years in equal quarterly installments. The issuance of the preferred stock qualified as a private placement under Section 4(2) of the Securities Act of 1933, as amended. Each share of preferred stock is entitled to one vote upon all matters presented to the Company's shareholders and generally vote with the common stock together as one class. The preferred stock will be held in an unallocated suspense account by the Plan until compensation expense related to the Company's contributions is earned at which time contributions will be credited to the members' accounts. The preferred stock is redeemable and convertible into the Company's common stock at any time at the option of the Plan based on the relative fair value of the preferred and common stock at the time of conversion.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

         A. The Company's 2001 Annual Meeting of Shareholders was held on April 25, 2001.

         B. The following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting of shareholders and until their successors are elected: J.C. Boland, J.G. Breen, D.E. Collins, C.M. Connor, D.E. Evans, R.W. Mahoney, A.M. Mixon, III, C.E. Moll, H.O. Petrauskas, J. M. Scaminace and R.K. Smucker. H.O. Petrauskas subsequently retired as a director of the Company on July 20, 2001 for personal reasons. The voting results of the Annual Meeting for each nominee were as follows:


         Name                    For                       Withheld
         ----                    ---                       --------
         J.C. Boland             138,370,161               2,264,641
         J.G. Breen              138,264,248               2,370,554
         D.E. Collins            138,305,211               2,329,591
         C.M. Connor             138,284,193               2,350,609
         D.E. Evans              138,243,836               2,390,966
         R.W. Mahoney            138,407,813               2,226,989
         A.M. Mixon, III         136,989,894               3,644,908
         C.E. Moll               138,411,387               2,223,415
         H.O. Petrauskas         138,372,123               2,262,679
         J.M. Scaminace          138,089,749               2,545,053
         R.K. Smucker            138,324,400               2,310,402

Item 5.           Other Information.
                  ------------------

         On August 8, 2001, the Company issued a press release announcing that Larry J. Pitorak, Senior Vice President - Finance, Treasurer and Chief Financial Officer, has left the Company to pursue other business interests. The Company also announced the appointment of Sean P. Hennessy to the position of Senior Vice President - Finance, Treasurer and Chief Financial Officer. The press release is attached hereto as Exhibit 99 and is incorporated herein by reference.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

         (a)      Exhibits

                  (99) Press Release dated August 8, 2001.

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K, dated June 21, 2001, reporting under Item 5 that the Company had announced its earnings expectations for the second quarter of 2001 and the year 2001.


                                   SIGNATURES
                                   ----------
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE SHERWIN-WILLIAMS COMPANY

August 14, 2001             By:  /s/ J.L. Ault
                                 -------------
                                 J.L. Ault
                                 Vice President-Corporate Controller

August 14, 2001             By:  /s/ L.E. Stellato
                                 -----------------
                                 L.E. Stellato
                                 Vice President, General Counsel and
                                 Secretary

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.                EXHIBIT DESCRIPTION
-----------                -------------------

99                         Press Release dated August 8, 2001.