Form 10-Q
period 2001-09-30
SHERWIN WILLIAMS CO
filed 2001-11-13
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______



Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)



                    OHIO                                  34-0526850
--------------------------------------------         ----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio               44115-1075
--------------------------------------------         ----------------------
  (Address of principal executive offices)                (Zip Code)



                                 (216) 566-2000
 -----------------------------------------------------------------------------
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

Common Stock, $1.00 Par Value - 154,444,093 shares as of October 31, 2001.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                    Three months ended September 30,  Nine months ended September 30,
                                                    -------------------------------   -------------------------------
                                                         2001             2000            2001             2000
                                                     -----------      -----------      -----------      -----------

Net sales                                            $ 1,366,768      $ 1,411,903      $ 3,932,652      $ 4,063,086

Costs and expenses:
    Cost of goods sold                                   765,729          785,808        2,234,053        2,279,273
    Selling, general and administrative expenses         443,173          437,954        1,309,209        1,308,721
    Interest expense                                      12,681           15,906           43,358           47,448
    Interest and net investment income                    (1,013)          (1,123)          (3,501)          (3,079)
    Other expense - net                                    2,831            1,232            3,938            5,747
                                                     -----------      -----------      -----------      -----------
                                                       1,223,401        1,239,777        3,587,057        3,638,110
                                                     -----------      -----------      -----------      -----------

Income before income taxes                               143,367          172,126          345,595          424,976

Income taxes                                              53,046           65,407          127,870          161,491
                                                     -----------      -----------      -----------      -----------

Net income                                           $    90,321      $   106,719      $   217,725      $   263,485
                                                     ===========      ===========      ===========      ===========

Net income per common share:
     Basic                                           $      0.58      $      0.66      $      1.39      $      1.62
                                                     ===========      ===========      ===========      ===========

     Diluted                                         $      0.58      $      0.66      $      1.38      $      1.61
                                                     ===========      ===========      ===========      ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                   SEPTEMBER 30,          December 31,           September 30,
                                                                       2001                   2000                   2000
                                                                  ----------------       ----------------       ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $     2,514            $     2,896            $     3,004
  Accounts receivable, less allowance                                 673,602                594,162                741,747
  Inventories:
    Finished goods                                                    517,220                597,472                567,708
    Work in process and raw materials                                  83,616                106,255                103,459
                                                                  -----------            -----------            -----------
                                                                      600,836                703,727                671,167
  Deferred income taxes                                               104,862                104,662                111,686
  Other current assets                                                144,243                146,092                158,400
                                                                  -----------            -----------            -----------
         Total current assets                                       1,526,057              1,551,539              1,686,004

Goodwill                                                              672,275                705,547              1,064,144
Intangible assets                                                     249,558                259,085                263,824
Deferred pension assets                                               386,315                364,351                355,307
Other assets                                                          168,139                147,769                147,347

Property, plant and equipment                                       1,553,443              1,530,409              1,529,495
  Less allowances for depreciation and amortization                   863,654                808,030                797,995
                                                                  -----------            -----------            -----------
                                                                      689,789                722,379                731,500
                                                                  -----------            -----------            -----------
Total assets                                                      $ 3,692,133            $ 3,750,670            $ 4,248,126
                                                                  ===========            ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                           $    83,732            $   106,854            $   215,296
  Accounts payable                                                    443,233                448,799                459,935
  Compensation and taxes withheld                                     118,225                137,211                114,705
  Current portion of long-term debt                                   121,392                 19,376                 26,268
  Other accruals                                                      298,988                328,435                325,007
  Accrued taxes                                                       194,243                 74,568                132,196
                                                                  -----------            -----------            -----------
         Total current liabilities                                  1,259,813              1,115,243              1,273,407

Long-term debt                                                        512,015                623,587                624,382
Postretirement benefits other than pensions                           212,179                208,673                209,015
Other long-term liabilities                                           251,154                331,303                351,151

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    181,137 shares outstanding at September 30, 2001                  181,137
  Unearned ESOP compensation                                         (181,137)
  Common stock - $1.00 par value:
    154,549,179, 159,558,335 and 162,641,951 shares
    outstanding at September 30, 2001, December 31, 2000
    and September 30, 2000, respectively                              207,424                206,848                206,639
  Other capital                                                       164,242                158,650                156,018
  Retained earnings                                                 2,097,893              1,948,753              2,217,922
  Treasury stock, at cost                                            (805,696)              (678,778)              (644,660)
  Cumulative other comprehensive loss                                (206,891)              (163,609)              (145,748)
                                                                  -----------            -----------            -----------
Total shareholders' equity                                          1,456,972              1,471,864              1,790,171
                                                                  -----------            -----------            -----------
Total liabilities and shareholders' equity                        $ 3,692,133            $ 3,750,670            $ 4,248,126
                                                                  ===========            ===========            ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                              Nine months ended September 30,
                                                                ------------------------
                                                                  2001            2000
                                                                ---------      ---------
OPERATIONS
Net income                                                      $ 217,725      $ 263,485
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                   80,517         80,824
    Amortization of goodwill, intangibles, and other assets        29,690         38,528
    Increase in deferred pension assets                           (21,964)       (21,213)
    Net increase in postretirement liability                        3,506          2,424
    Other                                                           5,988          7,439
Change in current assets and liabilities-net                       76,172        (98,530)
Unusual tax-related payment                                       (65,677)
Other                                                             (14,081)       (21,722)
                                                                ---------      ---------

   Net operating cash                                             311,876        251,235

INVESTING
Capital expenditures                                              (64,075)       (97,656)
Acquisitions of businesses                                         (1,879)       (58,924)
Increase in other investments                                     (11,584)       (45,303)
Proceeds from sale of assets                                        9,866          6,537
Other                                                             (22,239)       (18,439)
                                                                ---------      ---------

   Net investing cash                                             (89,911)      (213,785)

FINANCING
Net (decrease) increase in short-term borrowings                  (23,122)       215,296
Increase in long-term debt                                         13,231         15,897
Payments of long-term debt                                        (22,550)      (111,736)
Payments of cash dividends                                        (68,585)       (66,414)
Proceeds from stock options exercised                               6,632          4,012
Treasury stock purchased                                         (126,032)      (110,769)
Other                                                                (603)           520
                                                                ---------      ---------

   Net financing cash                                            (221,029)       (53,194)
                                                                ---------      ---------

Effect of exchange rate changes on cash                            (1,318)           125
                                                                ---------      ---------

Net decrease in cash and cash equivalents                            (382)       (15,619)
Cash and cash equivalents at beginning of year                      2,896         18,623
                                                                ---------      ---------

Cash and cash equivalents at end of period                      $   2,514      $   3,004
                                                                =========      =========

Taxes paid on income                                            $  83,706      $ 119,951
Interest paid on debt                                              54,665         60,059








SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 2001 and 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.


NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 2001 and 2000 were $.145 per common share and $.135 per common share, respectively.


NOTE C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:

(Thousands of dollars)                          Three months ended          Nine months ended
                                                  September 30,               September 30,
                                             ----------------------      ----------------------
                                               2001           2000         2001          2000
                                             --------      --------      --------      --------

Dividend and royalty income                  $   (901)     $ (1,072)     $ (2,809)     $ (3,229)

Net expense from financing
  and investing activities                      3,387         2,069         2,914        10,249

Foreign currency exchange losses (gains)          820          (130)        2,696           256


The net expense (income) from financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.


NOTE D--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Thousands of dollars)                          Three months ended             Nine months ended
                                                  September 30,                  September 30,
                                             ------------------------      ------------------------
                                               2001           2000           2001            2000
                                             ---------      ---------      ---------      ---------

Net income                                   $  90,321      $ 106,719      $ 217,725      $ 263,485

Foreign currency translation adjustments       (16,542)       (32,005)       (43,282)          (124)
                                             ---------      ---------      ---------      ---------
Comprehensive income                         $  73,779      $  74,714      $ 174,443      $ 263,361
                                             =========      =========      =========      =========

                                     -5-

NOTE E--NET INCOME PER COMMON SHARE

                                                      Three months ended                  Nine months ended
                                                        September 30,                      September 30,
                                                 -----------------------------     -----------------------------
(Thousands of dollars, except per share data)        2001             2000             2001              2000
                                                 ------------     ------------     ------------     ------------
Basic
     Average common shares outstanding            154,735,820      161,320,695      156,292,366      162,750,088
                                                 ============     ============     ============     ============
     Net income                                  $     90,321     $    106,719     $    217,725     $    263,485
                                                 ============     ============     ============     ============
     Net income per common share                 $       0.58     $       0.66     $       1.39     $       1.62
                                                 ============     ============     ============     ============


Diluted
     Average common shares outstanding            154,735,820      161,320,695      156,292,366      162,750,088
     Non-vested restricted stock grants               300,000          278,400          325,200          278,400
     Stock options - treasury stock method            694,711          562,759        1,076,233          439,950
                                                 ------------     ------------     ------------     ------------
     Average common shares assuming dilution      155,730,531      162,161,854      157,693,799      163,468,438
                                                 ============     ============     ============     ============
     Net income                                  $     90,321     $    106,719     $    217,725     $    263,485
                                                 ============     ============     ============     ============
     Net income per common share                 $       0.58     $       0.66     $       1.38     $       1.61
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

NET EXTERNAL SALES/OPERATING PROFIT

                                                2001                          2000
                                     -------------------------     -------------------------
(Thousands of dollars)                  NET           SEGMENT            Net        Segment
                                      EXTERNAL       OPERATING        External     Operating
                                        SALES         PROFIT           Sales         Profit
                                     ----------     ----------      ----------     ----------
THREE MONTHS ENDED SEPTEMBER 30:
Paint Stores                         $  894,137     $  131,078      $  899,268     $  141,650
Consumer                                288,464         31,672         307,084         39,414
Automotive Finishes                     115,263         13,398         127,328         17,905
International Coatings                   67,271           (146)         76,405          5,336
Administrative                            1,633        (32,635)          1,818        (32,179)
                                     ----------     ----------      ----------     ----------
  Consolidated totals                $1,366,768     $  143,367      $1,411,903     $  172,126
                                     ==========     ==========      ==========     ==========

NINE MONTHS ENDED SEPTEMBER 30:
Paint Stores                         $2,472,478     $  298,039      $2,467,340     $  308,271
Consumer                                888,165        104,699         987,341        148,986
Automotive Finishes                     355,767         39,208         377,301         52,453
International Coatings                  211,146          5,056         225,370         14,984
Administrative                            5,096       (101,407)          5,734        (99,718)
                                     ----------     ----------      ----------     ----------
  Consolidated totals                $3,932,652     $  345,595      $4,063,086     $  424,976
                                     ==========     ==========      ==========     ==========


===============================================================================

INTERSEGMENT TRANSFERS
                                       Three months ended              Nine months ended
                                           September 30,                 September 30,
                                     -------------------------      -------------------------
(Thousands of dollars)                  2001           2000            2001            2000
                                     ----------     ----------      ----------     ----------
Paint Stores                         $    2,410     $    2,788      $    6,833     $    7,241
Consumer                                241,502        241,216         669,785        677,591
Automotive Finishes                       8,623          9,023          26,515         27,087
International Coatings                       32            (36)            103            175
Administrative                            2,675          2,633           7,984          8,186
                                     ----------     ----------      ----------     ----------
  Segment totals                     $  255,242     $  255,624      $  711,220     $  720,280
                                     ==========     ==========      ==========     ==========

==============================================================================

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $123.8 million and $4.6 million, respectively, for the third quarter of 2001, and $134.7 million and $8.1 million, respectively, for the third quarter of 2000. Net external sales and operating profits of theses subsidiaries were $382.3 million and $12.9 million, respectively, for the first nine months of 2001, and $403.5 million and $25.0 million, respectively, for the first nine months of 2000. Long-lived assets of these subsidiaries totaled $211.2 million and $257.6 million, at September 30, 2001 and 2000, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

NOTE G--PREFERRED STOCK

On April 18, 2001, the Company issued 250,000 shares of convertible participating serial preferred stock (preferred stock), no par value with cumulative quarterly dividends of $10.00 per share, for $250.0 million to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan (ESOP). The ESOP financed the acquisition of the preferred stock by borrowing $250.0 million from the Company at the rate of 8% per annum. This borrowing is payable over ten years in equal quarterly installments. Each share of preferred stock is entitled to one vote upon all matters presented to the Company's shareholders and generally vote with the common stock together as one class. The preferred stock will be held in an unallocated suspense account by the ESOP until compensation expense related to the Company's contributions is earned at which time contributions will be credited to the members' accounts. The value of the preferred stock is redeemable and convertible into the Company's common stock at the option of the ESOP based on the relative fair value of the preferred and common stock at time of conversion. The ESOP redeemed 34,633 and 68,863 preferred stock shares for cash during the third quarter and first nine months of 2001, respectively.


NOTE H--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board Opinion (APB) No. 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company has adopted this statement as required.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB No. 17, "Intangible Assets." Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. This statement is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired before June 30, 2001. However, this statement is effective immediately for all goodwill and intangible assets acquired after June 30, 2001. The Company has adopted SFAS No. 142 in the required periods. Application of the non-amortization provisions of the statement is expected to increase net income approximately $22.0 million for the full year 2002. Prior to June 30, 2002, the Company will perform the first step of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002 and has not yet determined the effect of these tests on the Company's results of operations and financial position.


NOTE I--RECLASSIFICATION

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales decreased 3.2 percent in the quarter to $1.37 billion and
3.2 percent in the first nine months to $3.93 billion. The most significant factors impacting sales came from the continuing poor domestic and South American economic conditions, continuing weakness in foreign currency exchange rates and previously announced discontinued paint programs at certain customers. In addition, third quarter sales were further negatively impacted by the temporary change in buying habits due to the attacks on the United States on September 11, 2001. Net sales in the Paint Stores Segment decreased 0.6 percent in the quarter to $894.1 million while improving 0.2 percent in nine months to $2.47 billion due primarily to higher architectural paint sales which, prior to the third quarter, offset sales shortfalls in product finishes and associated product categories. Third quarter sales in this Segment continued to be impacted by the sluggish domestic economy and sales of product finishes that remain weak. Comparable-store sales declined 1.8 percent in the third quarter and 1.7 percent for the first nine months. Net sales of the Consumer Segment decreased 6.1 percent in the quarter to $288.5 million and 10.0 percent in nine months to $888.2 million compared to last year. Excluding the previously announced discontinued paint programs at certain customers, net sales for this Segment would have been essentially flat with last year in the quarter and 3.4 percent below last year in the first nine months. The Automotive Finishes Segment's net sales decreased 9.5 percent in the quarter to $115.3 million and 5.7 percent in nine months to $355.8 million. Higher collision repair sales in the quarter and nine months were not enough to offset the continuing negative impact of the soft domestic economy on this Segment's OEM sales. Net sales in the International Coatings Segment were down 12.0 percent in the quarter to $67.3 million and down
6.3 percent in nine months to $211.1 million compared to a year ago. The sales decreases, in U.S. dollars, were due primarily to unfavorable currency exchange rates. Excluding the effects of currency exchange fluctuations relative to last year, net sales for the Segment increased 4.4 percent and 6.1 percent for the quarter and nine months, respectively.

Consolidated gross profit as a percent of sales declined to 44.0 and 43.2 percent for the third quarter and first nine months, respectively, from 44.3 and
43.9 percent for the comparable periods in 2000. Gross profit in all Segments is being impacted by rising health care and other employee benefit costs. Margins in the Paint Stores Segment were flat for the third quarter and slightly higher than last year for the first nine months due primarily to selective selling price increases and favorable paint product sales mix. The Consumer Segment's margins were below last year for the third quarter and first nine months due to the sales shortfall, competitive pricing pressures and, earlier in the year, higher year-over-year raw material, distribution and energy costs. The Automotive Finishes Segment's margins were favorable versus last year for the third quarter primarily due to selective selling price increases and product sales mix. The Segment's margins for the first nine months were lower than last year due primarily to lower production volume and higher raw material, distribution and energy costs earlier in the year. Margins in the International Coatings Segment were lower for the third quarter and first nine months, due primarily to price competition and a market shift in product sales to lower priced products in the face of higher U.S. dollar denominated raw material costs.

Consolidated selling, general and administrative expenses (SG&A) in the third quarter were $443.2 million, which was $5.2 million higher than last year. For the first nine months, SG&A was $1,309.2 million, which was $0.5 million higher than last year. As a percent of sales, SG&A was 1.4 and 1.1 percentage points unfavorable to last year for the third quarter and first nine months, respectively, due primarily to lower sales. Overall, SG&A in all Segments is being impacted by rising health care and other employee benefit costs, particularly in the third quarter. In the Paint Stores Segment, SG&A was unfavorable to last year for the third quarter and first nine months due primarily to incremental increases in expenses associated with the increased number of new stores opened since last September. In spite of the impact on current profitability, the Segment continues to invest in its business by opening new stores and providing and maintaining superior service levels to its customers. The Consumer Segment's SG&A was lower than last year in the third quarter and first nine months due primarily to continued SG&A reductions in response to lower sales activity. In the Automotive Finishes Segment, the SG&A was essentially flat for the third quarter and slightly up for the first nine months, as the Segment aims to protect market share and maintain customer service levels in a difficult market. The International Coatings Segment's SG&A was lower for the third quarter and first nine months due primarily to weaker foreign currencies and the effect on stating SG&A in U.S. dollars.

Interest expense decreased in the third quarter and first nine months compared to 2000 due primarily to lower average short-term borrowing rates and long-term debt balances. Lower average short-term debt balances during the quarter also favorably impacted interest expense.

Other expense - net was higher for the third quarter compared to 2000, due primarily to higher net investing and financing related expenses. Other expense
- net for the first nine months was lower versus 2000 due primarily to gains realized on the sale of certain fixed assets during the first quarter of 2001, partially offset by higher foreign currency exchange losses.

Net income in the quarter declined to $90.3 million from $106.7 million in 2000 and in nine months declined to $217.7 million from $263.5 million last year. Diluted net income per common share for the quarter decreased to $.58 per share from $.66 per share in 2000 and for nine months decreased to $1.38 per share from $1.61 per share a year ago.


FINANCIAL CONDITION
-------------------

Cash and cash equivalents decreased $0.4 million during the first nine months of 2001. Cash provided by operating activities of $311.9 million was adversely impacted by an unusual tax-related payment during the first quarter that was made to the U.S. Internal Revenue Service for contested tax issues plus accrued interest. This payment was made to prevent the imposition of above-market interest charges while the contested issues are being resolved. Cash provided by operating activities for the nine months was favorably impacted by the timing of third quarter accrued tax-related payments.

Net short-term borrowings decreased $23.1 million while long-term debt decreased $9.6 million. Short-term borrowings outstanding primarily relate to the Company's commercial paper program, which had unused borrowing availability of $744.9 million at September 30, 2001. This program is backed by the Company's revolving credit agreements. Cash flow from operations was used for repayment of long-term debt and short-term borrowings, capital expenditures of $64.1 million, treasury stock purchases of $126.0 million, and cash dividends of $68.6 million. The Company's current ratio declined to 1.21 from 1.39 at December 31, 2000. The decrease in this ratio occurred due primarily to decreased inventories and increased current maturities of long-term debt and accrued taxes, resulting from timing, partially offset by seasonably higher accounts receivable balances.

Since September 30, 2000, cash and cash equivalents decreased $0.5 million due primarily to cash generated by operations of $521.7 million, which was used for treasury stock purchases of $162.1 million, capital expenditures of $99.2 million, payments of cash dividends of $90.3 million, and net reductions to long-term debt and short-term borrowings of $148.4 million. The Company expects to remain in a short-term borrowing position throughout the remainder of 2001.

Capital expenditures during the third quarter and first nine months of 2001 represented primarily the costs associated with new store openings and normal equipment replacement in the Paint Stores Segment, plant and facility upgrades in the Consumer and International Coatings Segments, and improvements and upgrades to the automotive technology center for the Automotive Finishes Segment. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2001.

In July 2001, the Company's Board of Directors rescinded the previous authorization limit and issued a new authorization for the Company to purchase, in the aggregate, 20.0 million shares of its common stock. During the third quarter of 2001, the Company acquired 1.8 million shares of its common stock through open market purchases for treasury purposes, which brings the total number of shares purchased in 2001 to 5.5 million shares. At September 30, 2001, the Company has authorization to purchase an additional 18.2 million shares of its common stock. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future.

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

The Company is involved with environmental compliance, investigation and remediation activities at some of its current and former sites (including former sites which were previously owned and/or operated by businesses acquired by the Company). The Company, together with other parties, has also been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third-party sites, including Superfund sites. The Company may be similarly designated with respect to additional third-party sites in the future.

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


                           THE SHERWIN-WILLIAMS COMPANY

November 13, 2001          By:   /s/ J.L. AULT
                                 ----------------------------------------------
                                 J.L. Ault
                                 Vice President-Corporate Controller

November 13, 2001          By:   /s/ L.E. STELLATO
                                 ----------------------------------------------
                                 L.E. Stellato
                                 Vice President, General Counsel and
                                 Secretary

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.       EXHIBIT
-----------       -------

(10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).