Form 10-K
period 2001-12-31
SHERWIN WILLIAMS CO
filed 2002-03-14
CIK 89800

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

          Securities registered pursuant to Section 12(b) of the Act:

                        TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                        -------------------                        -----------------------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At January 31, 2002, 152,578,617 shares of common stock were outstanding, net of treasury shares. The aggregate market value of such voting stock held by non-affiliates on January 31, 2002 was $4,213,552,266.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 ("2001 Annual Report") are incorporated by reference into Parts I, II and IV of this report.

    Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America. Its principal executive offices are located at 101 Prospect Avenue, N.W., Cleveland, Ohio 44115-1075, telephone
(216) 566-2000. As used in this report, the terms "Sherwin-Williams" and "Company" mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

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

     The Company's chief operating decision maker has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the global, diverse operations of the Company, the chief operating decision maker regularly receives discrete financial information about each reportable segment as well as a significant amount of additional financial information about certain aggregated divisions, operating units and subsidiaries of the Company. The chief operating decision maker uses all such financial information for performance assessment and resource allocation decisions. Factors considered in determining the five reportable segments of the Company include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to the Board of Directors. The Company evaluates the performance of Operating Segments and allocates resources based on profit or loss and cash generated from operations before income taxes, excluding corporate expenses and financing gains and losses. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 33 through 35 of the 2001 Annual Report, which is incorporated herein by reference.

PAINT STORES SEGMENT

     The Paint Stores Segment consists of 2,573 company-operated specialty paint stores in the United States, Canada, Virgin Islands, Puerto Rico and Mexico. Each division and business unit of the Segment is engaged in the related business activity of selling the Company's own manufactured coatings and related products to end-use customers. During 2001, this Segment opened or acquired 85 net new stores, remodeled 6 and relocated 38. The net new stores consisted of 83 stores in the United States, 2 in Canada, and 1 in Puerto Rico along with 1 closing in Mexico. In 2000, there were 92 net new stores opened or acquired (79 in the United States). In 1999, 73 net new stores were opened (66 in the United States). This Segment also manufactures original equipment manufacturer (OEM) product finishes sold through the paint stores and by direct outside sales representatives. In addition to stores, operations in Mexico include a manufacturing facility, distribution activities and outside selling functions to dealers and other distributors.

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

CONSUMER SEGMENT

     The Consumer Segment develops, manufactures and distributes a variety of paint, coatings and related products to third party customers and the Paint Stores Segment. Approximately 44 percent of the total sales of the Consumer Segment in 2001, including inter-segment transfers, represented products sold through the Paint Stores Segment. Sales and marketing of certain control-branded and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Segment has sales to certain customers that, individually, may be a significant portion of the sales of the Segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the Segment. This Segment incurs most of the Company's capital expenditures related to ongoing environmental compliance measures.

AUTOMOTIVE FINISHES SEGMENT

     The Automotive Finishes Segment develops, manufactures and distributes a variety of motor vehicle finish, refinish and touch-up products primarily throughout North and South America, the Caribbean Islands and Italy. This Segment also licenses certain technology and trade names worldwide. Sherwin-Williams(R) branded automotive finish and refinish products are distributed throughout North America solely through this Segment's network of 124 company-operated automotive branches in the United States and 17 in Canada. Additional automotive branches in Jamaica (14) and Chile (19) complete this Segment's worldwide network. At December 31, 2001, this Segment included 11 foreign wholly-owned subsidiaries in 8 foreign countries and 10 licensing agreements in 14 foreign countries.

INTERNATIONAL COATINGS SEGMENT

     The International Coatings Segment develops, licenses, manufactures and distributes a variety of paint, coatings and related products worldwide. The majority of the sales from licensees and subsidiaries occur in South America, the Segment's most important international market. This Segment sells its products through 33 company-operated specialty paint stores in Chile and 19 in Brazil and by outside selling functions to dealers and other distributors. At December 31, 2001, this Segment included 12 foreign wholly-owned subsidiaries in 8 foreign countries, 4 foreign joint ventures and 30 licensing agreements in 21 foreign countries.

ADMINISTRATIVE SEGMENT

     The Administrative Segment includes the administrative expenses of the Company's and certain consolidated subsidiaries' headquarters sites. This Segment includes interest expense which is unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other expenses which are not directly associated with any Operating Segment. Administrative expenses do not include any significant foreign operations. Also included in the Administrative Segment is a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company's headquarters site, and disposal of idle facilities. Sales of the Administrative Segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its operations. Gains and losses from the sale of property are not a significant operating factor in determining the performance of this Segment.

SEGMENT FINANCIAL INFORMATION

     For financial information regarding the Company's reportable segments, including net external sales, operating profit, identifiable assets and other information by segment, see Note 16 of the Notes to Consolidated Financial Statements on pages 44 through 46 of the 2001 Annual Report, which is incorporated herein by reference.

DOMESTIC AND FOREIGN OPERATIONS

     Financial and other information regarding domestic and foreign operations is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 45 of the 2001 Annual Report, which is incorporated by reference.

     Additional information regarding risks attendant to foreign operations is set forth on pages 22 and 24 of the 2001 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation," which is incorporated herein by reference.

BUSINESS DEVELOPMENTS

     For additional information regarding the Company's business and business developments, see page 2 and pages 8 through 15 of the 2001 Annual Report and the "Letter to Shareholders" on pages 5 through 7 of the 2001 Annual Report, which is incorporated herein by reference.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Segments anticipate any significant sourcing problems during 2002. There are sufficient suppliers of each product purchased for resale that none of the Segments anticipate any significant sourcing problems during 2002.

SEASONALITY

     The majority of the sales for the Paint Stores, Consumer and Automotive Finishes Segments traditionally occur during the second and third quarters. The International Coatings Segment's fourth quarter sales have traditionally been greater than the sales for any of the first three quarters. There is no significant seasonality in sales for the Administrative Segment.

TRADEMARKS AND TRADE NAMES

     Customer recognition of Company trademarks and trade names collectively contribute significantly to the sales of the Company. The major trademarks and tradenames used by each Operating Segment are set forth below.

     Paint Stores Segment: Sherwin-Williams(R), Old Quaker(TM), Mautz(R), Pro-Line(R), SeaGuard(R), Con-Lux(R), Mercury(R), Brod-Dugan(R), ArmorSeal(R), Kem(R) Hi-Temp, Cook(TM), Sher-Wood(R), Powdura(R), Polane(R) and Kem Aqua(R).

     Consumer Segment: Thompson's(R), Dutch Boy(R), Martin Senour(R), Cuprinol(R), Pratt & Lambert(R), H&C(TM), Rubberset(R), Dupli-Color(R), Minwax(R), White Lightning(R), Krylon(R), Formby's(R) and Red Devil(R).

     Automotive Finishes Segment: Sherwin-Williams(R), Martin Senour(R), Western(R), Lazzuril(TM), Excelo(TM), Baco(TM) and ScottWarren(TM).

     International Coatings Segment: Sherwin-Williams(R), Dutch Boy(R), Krylon(R), Kem-Tone(R), Pratt & Lambert(R), Minwax(R), Ronseal(TM), Colorgin(TM), Globo(TM), Pulverlack(R), Sumare(TM), Andina(TM), Marson(TM) and Martin Senour(R).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole or any Segment, the International Coatings Segment and the international operations of the Automotive Finishes Segment derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint and coatings products through 2002.

RESEARCH AND DEVELOPMENT

     For information regarding costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 34 of the 2001 Annual Report, which is incorporated herein by reference.

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

EMPLOYEES

     The Company employed 25,789 persons at December 31, 2001.

ENVIRONMENTAL COMPLIANCE

     For additional information regarding environmental-related matters, see pages 22 through 24 of the 2001 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 34, 35 and 39, respectively, of the 2001 Annual Report, which is incorporated herein by reference.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns its world headquarters located in Cleveland, Ohio, which includes the world headquarters for the Paint Stores, Consumer and International Coatings Segments. The Company also owns the world headquarters for the Automotive Finishes Segment located in Warrensville Heights, Ohio. The Company's principal manufacturing and distribution facilities are located as set forth below. The Company believes its manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

PAINT STORES SEGMENT

                            Manufacturing Facilities
                            ------------------------

Arlington, Texas                                                           Owned
Calgary, Alberta, Canada                                                  Leased
Cincinnati, Ohio                                                           Owned
Columbus, Ohio                                                             Owned
Greensboro, North Carolina                                                 Owned
Grimsby, Ontario, Canada                                                   Owned
Harrisburg, Pennsylvania                                                  Leased
Memphis, Tennessee                                                         Owned
Mexico City, Mexico                                                        Owned
Ontario, California                                                       Leased
Rockford, Illinois                                                        Leased
San Diego, California                                                     Leased
Spartanburg, South Carolina                                               Leased
Sylmar, California                                                        Leased
Wichita, Kansas                                                            Owned

                            Distribution Facilities
                            -----------------------

Mexico City, Mexico                                                        Owned
Vancouver, Alberta, Canada                                                Leased

CONSUMER SEGMENT

                            Manufacturing Facilities
                            ------------------------

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

                            Distribution Facilities
                            -----------------------

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

                            Distribution Facilities
                            -----------------------

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

INTERNATIONAL COATINGS SEGMENT

                            Manufacturing Facilities
                            ------------------------

Buenos Aires, Argentina                                                    Owned
Santa Catarina, Brazil                                                     Owned
Santiago, Chile*                                                           Owned
Sao Paulo, Brazil(3)                                                       Owned
Sheffield, England                                                         Owned

                            Distribution Facilities
                            -----------------------

Buenos Aires, Argentina                                                    Owned
Dublin, Ireland                                                            Owned
Santa Catarina, Brazil                                                    Leased
Santiago, Chile*                                                           Owned
Santiago, Chile                                                           Leased
Sao Paulo, Brazil(3)                                                       Owned
Lima, Peru                                                                Leased

* This facility is shared between the Automotive Finishes and International Coatings Segments.

     The operations of the Paint Stores Segment included 2,573 company-operated paint stores, of which 211 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2001. These paint stores are divided into four separate operating divisions, each of which is responsible for the paint stores located within its geographical region, and operations in Mexico. At the end of 2001, the Mid Western Division operated 712 paint stores primarily located in the midwestern and upper west coast states, the Eastern Division operated 514 paint stores along the upper east coast and New England states and Canada, the Southeastern Division operated 617 paint stores principally covering the lower east and gulf coast states, Puerto Rico and the U.S. Virgin Islands, and the South Western Division operated 653 paint stores in the plains and the lower west coast states. The Paint Stores Segment also included 77 paint stores in Mexico. The Paint Stores Segment opened or acquired 85 net new paint stores in 2001 and relocated 38.

     The Automotive Finishes Segment included 124 company-operated automotive branches, of which one was owned, in the United States and 50 leased company-operated stores and branches in Canada (17), Chile (19) and Jamaica (14) at December 31, 2001. The International Coatings Segment included 52 company-operated specialty paint stores, of which 24 were owned, in Chile (33) and Brazil (19). All real property within the Administrative Segment is owned by the Company except for one warehouse lease. For additional information regarding real property within the Administrative Segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference. For additional information regarding real property leases, see Note 8 of the Notes to Consolidated Financial Statements on page 39 of the 2001 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding environmental-related matters and other legal proceedings, see pages 22 through 24 of the 2001 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4 and 9 of the Notes to Consolidated Financial Statements on pages 34, 35 and 39, respectively, of the 2001 Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is the name, age and present position of each of the Executive Officers on March 14, 2002, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an Executive Officer. Executive Officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

                                                                                    Date When
                                                                                  First Elected
             Name                Age              Present Position                or Appointed
             ----                ---              ----------------                -------------
Christopher M. Connor            45    Chairman and Chief Executive Officer,          1994
                                       Director
Joseph M. Scaminace              48    President and Chief Operating Officer,         1994
                                       Director
Sean P. Hennessy                 44    Senior Vice President -- Finance,              2001
                                       Treasurer and Chief Financial Officer
Thomas E. Hopkins                44    Senior Vice President -- Human                 1997
                                       Resources
Conway G. Ivy                    60    Senior Vice President -- Corporate             1979
                                       Planning and Development
John L. Ault                     56    Vice President -- Corporate Controller         1987
Michael A. Galasso               54    President & General Manager,                   1997
                                       International Division
John G. Morikis                  38    President, Paint Stores Group                  1999
Ronald P. Nandor                 42    President & General Manager, Automotive        2000
                                       Division
Thomas W. Seitz                  53    President & General Manager, Consumer          1999
                                       Division
Louis E. Stellato                51    Vice President, General Counsel and            1989
                                       Secretary

     Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor served as Vice Chairman from October 1999 to April 2000, President, Paint Stores Group from August 1997 to October 1999 and President & General Manager, Diversified Brands Division from April 1994 to August 1997. Mr. Connor has served as a Director since October 1999. Mr. Connor has been employed with the Company since January 1983.

     Mr. Scaminace has served as President and Chief Operating Officer since October 1999. Mr. Scaminace served as President, Consumer Group from July 1998 to October 1999, President & General Manager, Coatings Division from June 1997 to July 1998, and President & General Manager, Automotive Division from April 1994 to June 1997. Mr. Scaminace has served as a Director since October 1999. Mr. Scaminace has been employed with the Company since April 1983.

     Mr. Hennessy has served as Senior Vice President -- Finance, Treasurer and Chief Financial Officer since August 2001. Mr. Hennessy served as Vice President -- Controller, Consumer Group from February 2000 to August 2001, Senior Vice President & Director, Chemical Coatings, Paint Stores Group from February 1999 to February 2000, Vice President & Director, Chemical Coatings, Paint Stores Group from August 1997 to February 1999 and Vice
President -- Controller, Coatings Division from September 1996 to August 1997. Mr. Hennessy has been employed with the Company since September 1984.

     Mr. Hopkins has served as Senior Vice President -- Human Resources since February 2002. Mr. Hopkins served as Vice President -- Human Resources from August 1997 to February 2002 and Vice President -- Human Resources, Paint Stores Group from February 1996 to August 1997. Mr. Hopkins has been employed with the Company since September 1981.

     Mr. Ivy has served as Senior Vice President -- Corporate Planning and Development since February 2002. Mr. Ivy served as Vice President -- Corporate Planning and Development from April 1992 to February 2002. Mr. Ivy has been employed with the Company since March 1979.

     Mr. Ault has served as Vice President -- Corporate Controller since January 1987. Mr. Ault has been employed with the Company since June 1976.

     Mr. Galasso has served as President & General Manager, International Division since September 2000. Mr. Galasso served as President & General Manager, Automotive Division from June 1997 to September 2000 and Vice President & Director -- Operations, Automotive Division from May 1992 to June 1997. Mr. Galasso has been employed with the Company since June 1971.

     Mr. Morikis has served as President, Paint Stores Group since October 1999. Mr. Morikis served as President & General Manager, Eastern Division, Paint Stores Group from July 1998 to October 1999, Senior Vice President &
Director -- Marketing, Paint Stores Group from September 1997 to July 1998 and Division Vice President -- Sales, Eastern Division, Paint Stores Group from April 1994 to September 1997. Mr. Morikis has been employed with the Company since December 1984.

     Mr. Nandor has served as President & General Manager, Automotive Division since September 2000. Mr. Nandor served as Executive Vice
President -- Marketing, Paint Stores Group from August 1998 to September 2000 and Vice President and Director -- Marketing, Automotive Division from November 1996 to August 1998. Mr. Nandor has been employed with the Company since November 1996.

     Mr. Seitz has served as President & General Manager, Consumer Division since January 2001. Mr. Seitz served as President, Consumer Group from October 1999 to January 2001, Vice President of Operations, Consumer Group from July 1998 to October 1999 and Vice President of Operations, Coatings Division from December 1995 to July 1998. Mr. Seitz has been employed with the Company since June 1970.

     Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991. Mr. Stellato has been employed with the Company since July 1981.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sherwin-Williams common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at February 25, 2002 was 10,229. Information regarding market prices and dividend information with respect to Sherwin-Williams common stock is set forth on page 48 of the 2001 Annual Report, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
(Millions of Dollars, except per share data)

                               2001     2000       1999     1998     1997
--------------------------------------------------------------------------
OPERATIONS
Net sales                     $5,066   $5,212     $5,004   $4,934   $4,881
Net income                       263       16(a)     304      273      261

FINANCIAL POSITION
Total assets                  $3,628   $3,751(a)  $4,033   $4,051   $4,036
Long-term debt                   504      621        622      730      844
Ratio of earnings to fixed
  charges(b)                     5.2X     2.4x(a)    5.8x     5.0x     4.6x

PER COMMON SHARE DATA
Net income -- basic           $ 1.69   $  .10(a)  $ 1.81   $ 1.58   $ 1.51
Net income -- diluted           1.68      .10(a)    1.80     1.57     1.50
Cash dividends                   .58      .54        .48      .45      .40

(a) Amount includes an impairment of long-lived assets charge of $294 million ($1.80 per share) after tax. See Note 2 of the Notes to Consolidated Financial Statements on page 35 of the 2001 Annual Report, which is incorporated herein by reference.

(b) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 21 through 27 of the 2001 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk associated with interest rates and foreign currency exposure. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. Interest rate swap agreements are described in detail in Note 7 of the Notes to Consolidated Financial Statements on page 38 of the 2001 Annual Report. The Company does not believe that any potential loss related to interest rate exposure will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company also entered into foreign currency option and forward contracts to hedge against value changes in foreign currency. Foreign currency option and forward contracts are described in detail in Note 4 of the Notes to Consolidated Financial Statements on pages 35 and 36 of the 2001 Annual Report. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 29 through 46 of the 2001 Annual Report under the captions entitled "Statements of Consolidated Income," "Consolidated Balance Sheets," "Statements of Consolidated Cash Flows," "Statements of Consolidated Shareholders' Equity," and "Notes to Consolidated Financial Statements," which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 14 of the Notes to Consolidated Financial Statements on page 43 of the 2001 Annual Report, which is incorporated herein by reference. The Report of Independent Auditors is set forth on page 12 of this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 7 through 16 of the Proxy Statement and under the caption entitled "Compensation of Directors" in the Proxy Statement, which is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements
              The following consolidated financial statements of the Company included in the 2001 Annual Report are incorporated by reference in
              Item 8. The Report of Independent Auditors is set forth on page 12 of this report.
              (i)     Statements of Consolidated Income for the years ended
                      December 31, 2001, 2000 and 1999 (page 29 of the 2001 Annual
                      Report)
              (ii)    Consolidated Balance Sheets at December 31, 2001, 2000 and
                      1999 (page 30 of the 2001 Annual Report)
              (iii)   Statements of Consolidated Cash Flows for the years ended
                      December 31, 2001, 2000 and 1999 (page 31 of the 2001 Annual
                      Report)
              (iv)    Statements of Consolidated Shareholders' Equity for the
                      years ended December 31, 2001, 2000 and 1999 (page 32 of the
                      2001 Annual Report)
              (v)     Notes to Consolidated Financial Statements for the years
                      ended December 31, 2001, 2000 and 1999 (pages 33 through 46 of the 2001 Annual Report)
       (2)    Financial Statement Schedule
                      Schedule II -- Valuation and Qualifying Accounts and
                      Reserves for the years ended December 31, 2001, 2000 and
                      1999 is set forth on page 12 of this report. All other
                      schedules for which provision is made in the applicable
                      accounting regulations of the Securities and Exchange
                      Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
       (3)    Exhibits
                      See the Exhibit Index on pages 15 and 16 of this report.

(b) Reports on Form 8-K -- The Company did not file any Reports on Form 8-K during the fourth quarter of 2001.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 2001, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001 incorporated by reference from the Company's Annual Report. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 2001, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Cleveland, Ohio
January 25, 2002

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)

Changes in the allowance for doubtful accounts are as follows:

                                                              2001        2000        1999
--------------------------------------------------------------------------------------------
Beginning balance                                           $ 21,818    $ 23,592    $ 25,393
Bad debt expense                                              24,620      29,387      32,819
Net uncollectible accounts written off                       (20,527)    (31,161)    (34,620)
--------------------------------------------------------------------------------------------
Ending balance                                              $ 25,911    $ 21,818    $ 23,592
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

Activity related to other asset reserves is as follows:

                                                              2001        2000        1999
--------------------------------------------------------------------------------------------
Beginning balance                                           $246,386    $247,810    $203,606
Charges to expense                                            38,911      58,169      53,063
Removal of fully amortized items                             (52,588)       (616)
Impairment charges                                                       (58,518)
Other additions (deductions)                                 (25,212)       (459)     (8,859)
--------------------------------------------------------------------------------------------
Ending balance                                              $207,497    $246,386    $247,810
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     Charges to expense consist primarily of amortization of goodwill and intangibles. Other additions (deductions) consist primarily of actual costs incurred, balance sheet reclassifications, and foreign currency translation adjustments. See Note 2 of the Notes to Consolidated Financial Statements on page 35 of the 2001 Annual Report for information on Impairment charges in 2000, which is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2002.

                                             THE SHERWIN-WILLIAMS COMPANY

                                             By: /s/ L. E. STELLATO
                                               ---------------------------------
                                                   L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 14, 2002.


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

* J. M. SCAMINACE                                            President and Chief Operating Officer,
-----------------------------------------------------------  Director
  J. M. Scaminace

* S. P. HENNESSY                                             Senior Vice President -- Finance,
-----------------------------------------------------------  Treasurer and Chief Financial Officer
  S. P. Hennessy                                             (Principal Financial Officer)

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

* J. G. BREEN                                                Director
-----------------------------------------------------------
  J. G. Breen

* D. E. COLLINS                                              Director
-----------------------------------------------------------
  D. E. Collins

* D. E. EVANS                                                Director
-----------------------------------------------------------
  D. E. Evans

* R. W. MAHONEY                                              Director
-----------------------------------------------------------
  R. W. Mahoney

* G. E. McCULLOUGH                                           Director
-----------------------------------------------------------
  G. E. McCullough

* A. M. MIXON, III                                           Director
-----------------------------------------------------------
  A. M. Mixon, III

* C. E. MOLL                                                 Director
-----------------------------------------------------------
  C. E. Moll

* R. K. SMUCKER                                              Director
-----------------------------------------------------------
  R. K. Smucker

* The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. STELLATO                                       March 14, 2002
-----------------------------------------------------------
        L. E. Stellato, Attorney-in-fact

                                 EXHIBIT INDEX

 3.   (a)  Amended and Restated Articles of Incorporation of the
           Company, as amended through May 1, 2001 (filed herewith).
      (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No.
           1, dated April 29, 1988, to Form S-8 Registration Statement
           Number 2-91401, and incorporated herein by reference.
 4. (a) Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form
           S-3 Registration Statement 333-01093, dated February 20,
           1996, and incorporated herein by reference.
      (b) Amended and Restated 364-Day Revolving Credit Agreement, dated December 31, 1999, among the Company, The Chase
           Manhattan Bank, as Administrative Agent and Competitive
           Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
      (c)  Amendment No. 1 to Amended and Restated 364-Day Revolving
           Credit Agreement, dated December 1, 2000, among the Company,
           The Chase Manhattan Bank, as Administrative Agent and
           Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit
           4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
      (d)  Amendment No. 2 to Amended and Restated 364-Day Revolving
           Credit Agreement, dated December 28, 2001, among the
           Company, The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, and the financial institutions which are signatories thereto (filed herewith).
      (e) Amended and Restated Five Year Revolving Credit Agreement, dated January 3, 2000, among the Company, The Chase
           Manhattan Bank, as Administrative Agent and Competitive
           Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
      (f)  Amendment No. 1 to Amended and Restated Five Year Revolving
           Credit Agreement, dated December 1, 2000, among the Company,
           The Chase Manhattan Bank, as Administrative Agent and
           Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit
           4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
      (g) Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as
           Exhibit 4(b) to Form S-3 Registration Statement Number
           33-6626, dated June 20, 1986, and incorporated herein by reference.
      (h)  Rights Agreement between the Company and The Bank of New
           York, as successor Rights Agent to KeyBank National
           Association, dated April 23, 1997, filed as Exhibit 1 to
           Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.  *(a)  Form of Director and Corporate Officer Indemnity Agreement
           filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     *(b) Employment Agreement between C.G. Ivy and the Company filed as Exhibit 28(b) to Form S-3 Registration Statement Number
           33-22705, dated June 24, 1988, and incorporated herein by reference.
     *(c)  Amendment to Employment Agreement between C.G. Ivy and the
           Company filed as Exhibit 10(c) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

     *(d) Forms of Severance Pay Agreements, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(e) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in
           Exhibit 10(d) filed as Exhibit 10(a) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2001, and incorporated herein by reference.
     *(f)  The Sherwin-Williams Company Deferred Compensation Savings
           Plan (1997/1999 Amendment and Restatement) filed as Exhibit
           10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     *(g)  The Sherwin-Williams Company Key Management Deferred
           Compensation Plan (1997/1999 Amendment and Restatement) filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     *(h)  Form of Executive Disability Income Plan filed as Exhibit
           10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(i) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(j)  Form of The Sherwin-Williams Company Management Compensation
           Program filed as Exhibit 10(j) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     *(k) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as
           Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
     *(l)  The Sherwin-Williams Company 1997 Stock Plan for Nonemployee
           Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(m)  The Sherwin-Williams Company Director Deferred Fee Plan
           (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(n)  Consulting Agreement, dated May 1, 2000, between John G.
           Breen and the Company filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
     *(o) Amended and Restated Split-Dollar Life Insurance Agreement, dated August 18, 2000, among the Company, National City Bank and John G. Breen filed as Exhibit 10(c) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
     *(p)  Salary Continuation and Death Benefit Plan Agreement, dated
           August 18, 2000, filed as Exhibit 10(d) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
     *(q)  Employment Agreement, dated August 13, 2001, between Larry
           J. Pitorak and the Company (filed herewith).
13. The 2001 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of the 2001 Annual Report which are specifically incorporated by reference in this report, the 2001 Annual Report shall not be deemed "filed" as part of this report.
21.        Subsidiaries (filed herewith).
23. Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
24.   (a)  Powers of Attorney (filed herewith).
      (b)  Certified Resolution Authorizing Signature by Power of
           Attorney (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.