Form 10-Q
period 2002-03-31
SHERWIN WILLIAMS CO
filed 2002-05-15
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended  March 31, 2002
                                           --------------
                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to ______



Commission file number 1-4851
                       ------


                          THE SHERWIN-WILLIAMS COMPANY
                          ----------------------------
             (Exact name of registrant as specified in its charter)



                    OHIO                                  34-0526850
--------------------------------------------  ----------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


 101 Prospect Avenue, N.W., Cleveland, Ohio                   44115-1075
--------------------------------------------  ----------------------------------
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

Common Stock, $1.00 Par Value - 152,627,029 shares as of April 30, 2002.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                     Three months ended March 31,
                                                     ----------------------------
                                                        2002              2001
                                                     -----------       -----------
Net sales                                            $ 1,149,178       $ 1,158,370
Cost of goods sold                                       657,074           669,347
Gross profit                                             492,104           489,023
  Percent to net sales                                      42.8%             42.2%
Selling, general and administrative expenses             422,186           421,659
  Percent to net sales                                      36.7%             36.4%
Operating income                                          69,918            67,364
  Percent to net sales                                       6.1%              5.8%
Interest expense                                          10,692            15,206
Interest and net investment income                          (789)           (1,405)
Other expense - net                                        3,910            (5,046)
                                                     -----------       -----------
Income before income taxes and cumulative
  effect of change in accounting principle                56,105            58,609
Income taxes                                              21,320            21,685
                                                     -----------       -----------
Income before cumulative effect
  of change in accounting principle                       34,785            36,924
Cumulative effect of change in accounting
  principle - net of income taxes of $64,476            (183,136)
                                                     -----------       -----------
Net (loss) income                                    $  (148,351)      $    36,924
                                                     ===========       ===========

Income per share:
     Basic:
       Before cumulative effect of
         change in accounting principle              $      0.23       $      0.23
       Cumulative effect of change in accounting
         principle - net of income taxes                   (1.21)
                                                     -----------       -----------
       Net (loss) income                             $     (0.98)      $      0.23
                                                     ===========       ===========

     Diluted:
       Before cumulative effect of
         change in accounting principle              $      0.23       $      0.23
       Cumulative effect of change in accounting
         principle - net of income taxes                   (1.21)
                                                     -----------       -----------
       Net (loss) income                             $     (0.98)      $      0.23
                                                     ===========       ===========


See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                   March 31,       December 31,      March 31,
                                                                      2002             2001             2001
                                                                  -----------      -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                       $    19,333      $   118,814      $     1,151
  Accounts receivable, less allowance                                 597,862          523,278          637,304
  Inventories:
    Finished goods                                                    564,802          530,916          610,248
    Work in process and raw materials                                  87,932          101,847           99,527
                                                                  -----------      -----------      -----------
                                                                      652,734          632,763          709,775
  Deferred income taxes                                               109,267          104,672          104,728
  Other current assets                                                149,055          127,418          174,048
                                                                  -----------      -----------      -----------
         Total current assets                                       1,528,251        1,506,945        1,627,006

Goodwill                                                              562,253          672,397          697,966
Intangible assets                                                     188,659          304,506          306,980
Deferred pension assets                                               400,105          393,587          371,495
Other assets                                                          102,357           77,802          105,889

Property, plant and equipment                                       1,539,019        1,564,636        1,536,364
  Less allowances for depreciation                                    886,748          891,948          825,132
                                                                  -----------      -----------      -----------
                                                                      652,271          672,688          711,232
                                                                  -----------      -----------      -----------
Total assets                                                      $ 3,433,896      $ 3,627,925      $ 3,820,568
                                                                  ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                           $   219,844                       $   360,868
  Accounts payable                                                    469,802      $   454,410          462,131
  Compensation and taxes withheld                                      91,165          141,640           89,150
  Current portion of long-term debt                                    12,280          111,852          111,851
  Other accruals                                                      296,787          326,854          268,884
  Accrued taxes                                                       108,561          106,597           88,103
                                                                  -----------      -----------      -----------
         Total current liabilities                                  1,198,439        1,141,353        1,380,987

Long-term debt                                                        503,528          503,517          519,193
Postretirement benefits other than pensions                           211,252          209,963          209,836
Other long-term liabilities                                           242,546          285,328          260,462

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    128,481 and 168,305 shares outstanding at
    March 31, 2002 and December 31, 2001, respectively                128,481          168,305
  Unearned ESOP compensation                                         (128,481)        (168,305)
  Common stock - $1.00 par value:
    152,218,327, 153,978,356 and 158,589,049 shares
    outstanding at March 31, 2002, December 31, 2001
    and March 31, 2001, respectively                                  208,544          208,031          207,378
  Other capital                                                       211,235          200,643          163,670
  Retained earnings                                                 1,949,691        2,120,927        1,962,476
  Treasury stock, at cost                                            (884,969)        (837,284)        (716,652)
  Cumulative other comprehensive loss                                (206,370)        (204,553)        (166,782)
                                                                  -----------      -----------      -----------
Total shareholders' equity                                          1,278,131        1,487,764        1,450,090
                                                                  -----------      -----------      -----------
Total liabilities and shareholders' equity                        $ 3,433,896      $ 3,627,925      $ 3,820,568
                                                                  ===========      ===========      ===========


See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                         2002           2001
                                                                      ---------      ---------
OPERATING ACTIVITIES
Net (loss) income                                                     $(148,351)     $  36,924
Adjustments to reconcile net (loss) income to net operating cash:
    Cumulative effect of change in accounting principle                 183,136
    Depreciation                                                         25,280         26,556
    Amortization of goodwill, intangibles, and other assets               2,739          9,772
    Increase in deferred pension assets                                  (6,518)        (7,144)
    Net increase in postretirement liability                              1,289          1,163
    Other                                                                10,431             40
Change in current assets and liabilities-net                           (180,815)      (126,109)
Unusual tax-related payments and timing items                                         (105,093)
Other                                                                     1,611         (3,570)
                                                                      ---------      ---------
   Net operating cash                                                  (111,198)      (167,461)

INVESTING ACTIVITIES
Capital expenditures                                                    (18,365)       (22,612)
Acquisitions of businesses                                              (27,405)
Increase in other investments                                           (12,924)        (9,580)
Proceeds from sale of assets                                             11,001          9,866
Other                                                                    (3,338)        (3,791)
                                                                      ---------      ---------
   Net investing cash                                                   (51,031)       (26,117)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                   219,844        254,014
Increase in long-term debt                                                2,000            436
Payments of long-term debt                                             (100,629)        (6,135)
Payments of cash dividends                                              (22,885)       (23,200)
Proceeds from stock options exercised                                    10,432          5,195
Treasury stock purchased                                                (47,685)       (37,874)
Other                                                                       147           (238)
                                                                      ---------      ---------
   Net financing cash                                                    61,224        192,198
                                                                      ---------      ---------
Effect of exchange rate changes on cash                                   1,524           (365)
                                                                      ---------      ---------
Net decrease in cash and cash equivalents                               (99,481)        (1,745)
Cash and cash equivalents at beginning of year                          118,814          2,896
                                                                      ---------      ---------
Cash and cash equivalents at end of period                            $  19,333      $   1,151
                                                                      =========      =========
Income taxes paid                                                     $  22,597      $   5,281
Interest paid                                                            21,979         25,474


See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 2002 and 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarter of 2002 and 2001 were $.15 per share and $.145 per share, respectively.

NOTE C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:

(Thousands of dollars)                Three months ended March 31,
                                      ----------------------------
                                          2002         2001
                                        -------      -------
Dividend and royalty income             $  (958)     $(1,255)

Net expense (income) from financing
  and investing activities                1,713       (5,101)

Foreign currency related losses           3,584          587

The net expense (income) from financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.

NOTE D--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Thousands of dollars)                      Three months ended March 31,
                                            ----------------------------
                                                 2002           2001
                                             ---------      ---------
Net (loss) income                            $(148,351)     $  36,924

Foreign currency translation adjustments        (1,817)        (3,173)
                                             ---------      ---------
Comprehensive (loss) income                  $(150,168)     $  33,751
                                             =========      =========

NOTE E--RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

NOTE F--INCOME PER COMMON SHARE

                                                                Three months ended March 31,
                                                              ---------------------------------
(Thousands of dollars, except per share data)                       2002               2001
                                                               -------------      -------------
Income before cumulative effect
  of change in accounting principle                            $      34,785      $      36,924

Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                        (183,136)
                                                               -------------      -------------
Net (loss) income                                              $    (148,351)     $      36,924
                                                               =============      =============

Basic
     Average common shares outstanding                           151,693,590        158,422,735
                                                               =============      =============

     Income per common share:
       Income before cumulative effect
         of change in accounting principle                     $        0.23      $        0.23
       Cumulative effect of change in accounting principle             (1.21)
                                                               -------------      -------------
       Net (loss) income                                       $       (0.98)     $        0.23
                                                               =============      =============

Diluted
     Average common shares outstanding                           151,693,590        158,422,735
     Non-vested restricted stock grants                                                 375,600
     Stock options - treasury stock method                                            1,365,498
                                                               -------------      -------------
     Average common shares assuming dilution                     151,693,590        160,163,833
                                                               =============      =============

     Income per common share:
       Income before cumulative effect
         of change in accounting principle                     $        0.23      $        0.23
       Cumulative effect of change in accounting principle             (1.21)
                                                               -------------      -------------
       Net (loss) income                                       $       (0.98)     $        0.23
                                                               =============      =============

NOTE G--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Net External Sales/Operating Profit
-----------------------------------

                                    Three months ended March 31,
                           --------------------------------------------------------
                                       2002                         2001
                           -------------------------      -------------------------
(Thousands of dollars)         Net         Segment           Net           Segment
                            External      Operating        External       Operating
                              Sales         Profit          Sales          Profit
                           ----------     ----------      ----------     ----------
Paint Stores               $  695,898     $   40,068      $  693,413     $   46,881
Consumer                      278,779         43,156         277,882         25,399
Automotive Finishes           111,559         11,427         115,826         11,557
International Coatings         61,416         (8,533)         69,483          4,338
Administrative                  1,526        (30,013)          1,766        (29,566)
                           ----------     ----------      ----------     ----------
  Consolidated totals      $1,149,178     $   56,105      $1,158,370     $   58,609
                           ==========     ==========      ==========     ==========

Intersegment Transfers
----------------------

                        Three months ended March 31,
                        ----------------------------
(Thousands of dollars)       2002         2001
                           --------     --------
Paint Stores               $    413     $    178
Consumer                    209,918      196,194
Automotive Finishes           5,456        8,311
International Coatings          291          403
Administrative                1,045        2,652
                           --------     --------
     Segment totals        $217,123     $207,738
                           ========     ========

Segment operating profit is total revenue, including intersegment transfers, less operating costs and expenses. Domestic intersegment transfers are accounted for at the approximate fully absorbed manufactured cost plus distribution costs. International intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales. The Administrative Segment's expenses include interest which is unrelated to certain financing activities of the Operating Segments, certain foreign currency transaction losses related to dollar-denominated debt and other financing activities, and other adjustments.

Net external sales and operating profits of all consolidated foreign subsidiaries were $120.7 million and $0.9 million, respectively, for the first quarter of 2002, and $128.6 million and $7.7 million, respectively, for the first quarter of 2001. Long-lived assets of these subsidiaries totaled $111.8 million and $236.9 million, respectively, at March 31, 2002 and 2001. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

NOTE H--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests in accordance with SFAS No. 142. Excluding such amortization expense of $6,126 from first quarter 2001 net income to be comparable with 2002, diluted net income per common share in the first quarter 2001 would have been $.27 per share.

During the first quarter 2002, the Company recognized a transitional impairment charge of $247,612 ($183,136 after tax or $1.21 per share) as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. Impairment of indefinite lived intangible assets amounted to $118,220 ($77,422 after tax or $.51 per share) and impairment of goodwill amounted to $129,392 ($105,714 after tax or $.70 per share). The impairment of indefinite lived intangible assets was due primarily to a shortfall in sales from levels anticipated at the time of acquisition and related principally to trademarks in the Consumer Segment associated with the acquisition of Thompson Minwax Holding Corp. In addition, certain trademarks in the International Coatings Segment were impaired. The impairment of goodwill relates primarily to international operations in the International Coatings and Automotive Finishes Segments. Weakening foreign currency exchange rates and economic conditions, particularly in South America, have negatively impacted profit and cash flow in U.S. dollars. Fair values of indefinite lived intangible assets and goodwill were estimated using a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets.

SFAS No. 142 also requires a complete review of useful life and classification of all intangible and other assets. As a result, certain assets were reclassified from Other assets to Intangible assets on all balance sheets presented in the accompanying financial statements.

A summary of changes in the Company's goodwill during the quarter by reportable operating segment is as follows:

                                                       Goodwill
                           ---------------------------------------------------------------------
                            January 1,                                   Other        March 31,
                              2002      Acquisitions   Impairments    Adjustments       2002
                           ---------    ------------   -----------    -----------    -----------
Paint Stores               $  81,886     $  15,989      $  (5,388)     $      (6)     $  92,481
Consumer                     450,054                      (16,571)           744        434,227
Automotive Finishes           49,631         1,417        (19,009)         1,364         33,403
International Coatings        90,826                      (88,424)          (260)         2,142
                           ---------     ---------      ---------      ---------      ---------
  Consolidated totals      $ 672,397     $  17,406      $(129,392)     $   1,842      $ 562,253
                           =========     =========      =========      =========      =========

The Company's intangible assets and related accumulated amortization is as follows:

                            Intangible assets subject to
                                     amortization                   Trademarks        Total
                           -----------------------------------    with indefinite    Intangible
                            Software    All other    Subtotal          lives           assets
                           ---------    ---------    ---------    ---------------    ----------
March 31, 2001
--------------
Gross                      $  59,287    $ 123,237    $ 182,524
Accumulated amortization      (7,590)    (103,693)    (111,283)
                           ---------    ---------    ---------       ---------      ---------
  Net value                   51,697       19,544       71,241       $ 235,739      $ 306,980
                           =========    =========    =========       =========      =========

December 31, 2001
-----------------
Gross                         68,917       71,083      140,000
Accumulated amortization     (11,900)     (53,775)     (65,675)
                           ---------    ---------    ---------       ---------      ---------
  Net value                   57,017       17,308       74,325         230,181        304,506
                           =========    =========    =========       =========      =========

March 31, 2002
--------------
Gross                         72,857       74,248      147,105
Accumulated amortization     (13,498)     (56,514)     (70,012)
                           ---------    ---------    ---------       ---------      ---------
  Net value                $  59,359    $  17,734    $  77,093       $ 111,566      $ 188,659
                           =========    =========    =========       =========      =========


Certain fully amortized intangible assets were written-off during the quarter-ended December 31, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years would be $11.6 million for 2002, $11.4 million for 2003, $11.3 million for 2004, $9.6 million for 2005, and $8.0 million for 2006.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates.

The Company's significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report. Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but are subject to impairment tests. Management's judgement was used in determining which intangible assets had indefinite lives as well as determining the useful lives of remaining intangible assets. In accordance with SFAS No. 142 transitional impairment tests, fair values of indefinite lived intangible assets and goodwill were estimated using a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets. Growth models were developed using both historical results and industry forecasts.

Inventories are stated at the lower of cost or market with cost determined principally on the last-in, first-out (LIFO) method. Management records reductions to inventory cost based on historical experience and expected trends for obsolete and discontinued inventories. Management also records an allowance for doubtful accounts receivable based on historical experience and expected trends. Property, plant and equipment is stated on the basis of cost and depreciated principally on a straight-line method using industry standards and historical experience to estimate useful lives.

Defined benefit pension plans and postretirement health care and life insurance benefits require estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each covered employee works. To record these net assets and obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs and discount rates. Management along with third-party actuaries review all of these assumptions on an ongoing basis to ensure that the most recent information available is being considered.

The Company is self-insured for certain liabilities relating to worker's compensation, employee benefits and other property and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.

The Company is involved with environmental compliance, investigation and remediation activities at some of its current and former sites and at a number of third-party sites. The Company accrues for certain environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated based on industry standards and historical experience. All accrued amounts are recorded on an undiscounted basis. Accrued environmental remediation-related expenses include direct costs of remediation and indirect costs related to the remediation effort, such as compensation and benefits for employees directly involved in the remediation activities and fees paid to outside engineering, consulting and law firms.

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. Upon commitment to a formal shutdown plan of an operating facility, provisions are made for all estimated qualified exit costs in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and other related accounting guidance. Qualified exit costs include primarily post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Estimates of such costs are determined by contractual agreement or estimated by management based on historical experience. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144 and, if impairment exists, carrying value is reduced to estimated net fair value using a cash flow valuation model incorporating a discount rate commensurate with the risks involved for each group of assets.

RESULTS OF OPERATIONS

Consolidated net sales for the quarter decreased 0.8 percent to $1.15 billion from $1.16 billion in the first quarter of 2001. Poor economic conditions in South America, weakening currency exchange rates in Argentina and Brazil and a continuing sluggish domestic industrial sector impacted sales. Net sales in the Paint Stores Segment increased 0.4 percent to $695.9 million in the first quarter of 2002 from $693.4 million in 2001 due primarily to strong architectural paint sales that were partially offset by weak industrial maintenance and product finishes sales. Architectural paint sales to painting contractors and do-it-yourself customers were higher in 2002 compared to the first quarter of 2001. Comparable-store sales declined 0.5 percent in the quarter. Net sales of the Consumer Segment increased 0.3 percent to $278.8 million in the first quarter from $277.9 million last year. Increased sales of certain products to existing customers were essentially offset by a shortfall in sales in the Cleaning Solutions Business Unit. The Automotive Finishes Segment's net sales decreased 3.7 percent to $111.6 million in the first quarter from $115.8 million last year. The slowly recovering domestic economy continued to curtail this Segment's OEM sales and a mild winter restrained growth in collision repair sales. Net sales in the International Coatings Segment were down $8.1 million to $61.4 million in the first three months of 2002 from $69.5 million a year ago. The sales decrease in U.S. dollars of 11.6 percent was due primarily to unfavorable currency exchange rates in the Brazilian real and Argentine peso. Excluding the effects of currency exchange fluctuations relative to last year, net sales for the Segment increased 2.6 percent for the quarter and gallon sales were up slightly.

Consolidated gross profit as a percent of sales for the first quarter 2002 increased to 42.8 percent from 42.2 percent in the first quarter of 2001. First quarter margins in the Paint Stores and Consumer Segments were higher than last year primarily due to lower raw material, distribution and energy costs. In addition, the Paint Stores Segment had favorable product sales mix from higher architectural paint sales and lower industrial maintenance and product finishes sales. The Automotive Finishes Segment's lower production volumes and related manufacturing absorption caused margins to decline in the first quarter of 2002 and were only partially offset by moderating raw material, distribution and energy costs compared to last year. The International Coatings Segment's margins were lower than last year due primarily to an impairment charge of $9.0 million for property, plant and equipment in Argentina in accordance with SFAS No. 144. Higher raw material costs purchased on a U.S. dollar denominated basis with weaker local currencies, particularly in South America, also negatively impacted this Segment's margins.

Consolidated selling, general and administrative expenses as a percent of sales were unfavorable to last year for the first quarter primarily due to lower sales and higher SG&A expenses. In the Paint Stores Segment, SG&A expenses as a percent of sales were unfavorable to last year, primarily due to costs incurred to launch a new color system, including an exclusive licensed color palette, and incremental increases in expenses associated with the increased number of stores. The Consumer Segment's SG&A ratio was favorable to last year in the first quarter primarily due to higher sales and tighter expense control. First quarter SG&A expenses as a percent of sales were unfavorable in the Automotive Finishes and International Coatings Segments primarily due to lower sales.

Decreased interest expense in the first quarter of 2002 versus 2001 occurred due to lower average outstanding short-term and long-term debt and lower average short-term borrowing rates.

Other expense - net for the first quarter of 2002 was expense versus income for the first quarter of 2001 primarily due to increased foreign currency related losses in 2002 and non-recurring gains realized from the sale of certain assets in 2001.

In the first quarter of 2002, income before cumulative effect of change in accounting principle declined $2.1 million, or 5.8 percent, to $34.8 million from $36.9 million in 2001. Diluted income per share before cumulative effect of change in accounting principle for the quarter was $.23 per share compared to $.23 per share in 2001. Excluding amortization expense of indefinite lived intangible assets and goodwill in 2001 to be comparable with 2002, diluted income per share before the accounting change would have been $.27 per share for the first quarter of 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the requirements of that pronouncement, indefinite lived intangible assets and goodwill were reviewed for possible impairment. Due to the reduction in fair value of certain acquired trademarks and businesses, related principally to international acquisitions and the acquisition of Thompson Minwax Holding Corp., the Company recorded an after-tax transitional impairment charge of $183.1 million, or $1.21 per share, in the first quarter. The transitional impairment charge was recorded as a cumulative effect of change in accounting principle in accordance with SFAS No.
142. The net loss after cumulative effect of change in accounting principle was $148.4 million in the quarter, or $.98 per share.

FINANCIAL CONDITION

Cash and cash equivalents decreased $99.5 million during the first three months of 2002, primarily as a result of a maturity payment on long-term debt of $100.0 million. Cash used by operating activities of $111.2 million was impacted by normal seasonably higher working capital balances. During the first three months of 2002, short-term borrowings increased $219.8 million. Short-term borrowings primarily relate to the Company's commercial paper program, which had unused borrowing availability of $530.8 million at March 31, 2002. This program is backed by the Company's revolving credit agreements. The proceeds from the issuance of short-term borrowings were used for normal seasonal operating needs, acquisition of businesses of $27.4 million, capital expenditures of $18.4 million, treasury shares acquired of $47.7 million, and cash dividends of $22.9 million. The Company's current ratio declined to 1.28 from 1.32 at December 31, 2001. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since March 31, 2001, cash and cash equivalents increased $18.2 million primarily due to cash generated by operations of $617.9 million offset by net increases in short-term borrowings and long-term debt of $250.2 million, capital expenditures of $78.3 million, treasury shares acquired of $166.9 million, payments of cash dividends of $90.7 million, and acquisitions of businesses of $42.6 million. The Company expects to remain in a short-term borrowing position throughout most of 2002.

Capital expenditures during the first quarter of 2002 represented primarily the costs associated with new store openings and normal equipment replacement in the Paint Stores Segment, and new or upgraded information systems hardware in the Administrative and other Segments. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2002.

During the first quarter of 2002, the Company purchased 1,762,800 shares of its common stock for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at March 31, 2002 to purchase approximately 15.2 million shares of its common stock.

The Company's past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that the litigation is without merit and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation will be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which the Company and other manufacturers have been successful. Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the affect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any costs that may be incurred or potential liabilities that may result from such litigation or such legislation and regulations cannot reasonably be estimated. However, based upon, among other things, the outcome of such litigation to date, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

The Company is involved with environmental compliance, investigation and remediation activities at some of its current and former sites (including sites which were previously owned and/or operated by businesses acquired by the Company). The Company, together with other parties, has also been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third-party sites, primarily Superfund sites. The Company may be similarly designated with respect to additional third-party sites in the future.

The Company accrues for environmental-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. These estimated costs are determined based on currently available facts regarding each site. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. The Company's environmental-related contingent liabilities are expected to be resolved over an extended period of time.

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

In 1999, the Company entered into a settlement agreement with PMC, Inc. settling a lawsuit brought by PMC regarding the Company's former manufacturing facility in Chicago, Illinois which was sold to PMC in 1985. Pursuant to the terms of the settlement agreement, the Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposals, discharges, releases and/or events occurring at this facility. In 2000, the Company entered into a Consent Decree with the People of the State of Illinois settling an action brought by the State of Illinois against the Company regarding the PMC facility. Under the Consent Decree, the Company agreed, in part, to investigate and remediate, as necessary, certain soil and/or groundwater contamination caused by historical disposals, discharges, releases and/or events occurring at this facility. The Company is currently conducting its investigation of this facility.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth and future business plans. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "expects," "anticipates," "believes," "will," "will likely result," "will continue," "plans to," and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company's historical results and experience.

These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material availability and pricing; (d) changes in the Company's relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (g) the ability of the Company to successfully complete planned divestitures; (h) changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; (i) risks and uncertainties associated with the Company's expansion into and its operations in South America and other foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, unrest and other external economic and political factors; (j) the achievement of growth in developing markets, such as Mexico and South America; (k) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (l) inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; (m) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (n) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and (o) unusual weather conditions.

Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rates and foreign currency exposure. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. The Company does not believe that any potential loss related to interest rate exposure will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company also entered into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company's financial condition, results of operations or cash flows. There were no material changes in the Company's exposure to market risk since December 31, 2001.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

         (a)      Exhibits.

                  (10)(a) The Sherwin-Williams Company 2003 Stock Plan (filed herewith).

         (b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K, dated March 21, 2002, reporting under Item 5 that the Company issued a press release regarding its earnings expectations for the first quarter of 2002 and the full year 2002.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE SHERWIN-WILLIAMS COMPANY

May 15, 2002                           By:  /s/ J.L. Ault
                                            --------------------------------
                                            J.L. Ault
                                            Vice President-Corporate Controller

May 15, 2002                           By:  /s/ L.E.  Stellato
                                            --------------------------------
                                            L.E. Stellato
                                            Vice President, General Counsel and
                                            Secretary

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.       EXHIBIT
-----------       -------

(10)(a)           The Sherwin-Williams Company 2003 Stock Plan (filed herewith).