Form 10-Q
period 2002-06-30
SHERWIN WILLIAMS CO
filed 2002-08-09
CIK 89800

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D. C. 20549

                                            FORM 10-Q

                                           (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2002
                                          --------------

                                               or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to _________




Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    OHIO                                     34-0526850
--------------------------------------------        ----------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)



 101 Prospect Avenue, N.W., Cleveland, Ohio                   44115-1075
--------------------------------------------        ----------------------------
  (Address of principal executive offices)                    (Zip Code)



                                 (216) 566-2000
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value - 150,505,911 shares as of July 31, 2002.

                       PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)
Thousands of dollars, except per share data




                                                                Three months ended June 30,           Six months ended June 30,
                                                              ------------------------------        ------------------------------
                                                                 2002               2001                2002               2001
                                                              -----------        -----------        -----------        -----------

Net sales                                                     $ 1,453,198        $ 1,407,514        $ 2,602,376        $ 2,565,884
Cost of goods sold                                                801,388            798,977          1,458,462          1,468,324
Gross profit                                                      651,810            608,537          1,143,914          1,097,560
  Percent to net sales                                               44.9%              43.2%              44.0%              42.8%
Selling, general and administrative expenses                      465,517            444,377            887,703            866,036
  Percent to net sales                                               32.0%              31.6%              34.1%              33.8%
Operating income                                                  186,293            164,160            256,211            231,524
  Percent to net sales                                               12.8%              11.7%               9.8%               9.0%
Interest expense                                                   10,127             15,471             20,818             30,677
Interest and net investment income                                   (951)            (1,083)            (1,740)            (2,488)
Other expense - net                                                 3,688              6,153              7,600              1,107
                                                              -----------        -----------        -----------        -----------
Income before income taxes and cumulative
  effect of change in accounting principle                        173,429            143,619            229,533            202,228
Income taxes                                                       65,903             53,139             87,223             74,824
                                                              -----------        -----------        -----------        -----------
Income before cumulative effect
  of change in accounting principle                               107,526             90,480            142,310            127,404
Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                           (183,136)
                                                              -----------        -----------        -----------        -----------
Net income (loss)                                             $   107,526        $    90,480        $   (40,826)       $   127,404
                                                              ===========        ===========        ===========        ===========

Income (loss) per share:
     Basic:
       Before cumulative effect of
         change in accounting principle                       $      0.71        $      0.58        $      0.94        $      0.81
       Cumulative effect of change in accounting
         principle - net of income taxes                                                                  (1.21)
                                                              -----------        -----------        -----------        -----------
       Net income (loss)                                      $      0.71        $      0.58        $     (0.27)       $      0.81
                                                              ===========        ===========        ===========        ===========

     Diluted:
       Before cumulative effect of
         change in accounting principle                       $      0.70        $      0.58        $      0.93        $      0.80
       Cumulative effect of change in accounting
         principle - net of income taxes                                                                  (1.20)
                                                              -----------        -----------        -----------        -----------
       Net income (loss)                                      $      0.70        $      0.58        $     (0.27)       $      0.80
                                                              ===========        ===========        ===========        ===========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                         JUNE 30,        December 31,         June 30,
                                                                           2002               2001               2001
                                                                       -----------        -----------        -----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $    11,503        $   118,814        $    13,377
  Accounts receivable, less allowance                                      687,259            523,278            711,601
  Inventories:
    Finished goods                                                         529,258            530,916            552,278
    Work in process and raw materials                                       83,113            101,847             94,892
                                                                       -----------        -----------        -----------
                                                                           612,371            632,763            647,170
  Deferred income taxes                                                    108,124            104,672            104,958
  Other current assets                                                     131,678            127,418            155,050
                                                                       -----------        -----------        -----------
         Total current assets                                            1,550,935          1,506,945          1,632,156

Goodwill                                                                   555,799            672,397            682,777
Intangible assets                                                          197,409            304,506            304,551
Deferred pension assets                                                    406,942            393,587            378,855
Other assets                                                               108,695             77,802            103,029

Property, plant and equipment                                            1,555,341          1,564,636          1,542,996
  Less allowances for depreciation                                         904,397            891,948            841,876
                                                                       -----------        -----------        -----------
                                                                           650,944            672,688            701,120
                                                                       -----------        -----------        -----------
Total assets                                                           $ 3,470,724        $ 3,627,925        $ 3,802,488
                                                                       ===========        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                $    51,996                           $   252,331
  Accounts payable                                                         530,774        $   454,410            464,897
  Compensation and taxes withheld                                          122,037            141,640            118,864
  Current portion of long-term debt                                         13,481            111,852            111,052
  Other accruals                                                           302,667            326,854            293,857
  Accrued taxes                                                            175,952            106,597            145,207
                                                                       -----------        -----------        -----------
         Total current liabilities                                       1,196,907          1,141,353          1,386,208

Long-term debt                                                             507,244            503,517            506,183
Postretirement benefits other than pensions                                212,551            209,963            211,011
Other long-term liabilities                                                237,017            285,328            253,457

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    105,351, 168,305 and 215,770 shares outstanding
    at June 30, 2002, December 31, 2001 and
    June 30, 2001, respectively                                            105,351            168,305            215,770
  Unearned ESOP compensation                                              (105,351)          (168,305)          (215,770)
  Common stock - $1.00 par value:
    151,646,746, 153,978,356 and 156,339,746 shares
    outstanding at June 30, 2002, December 31, 2001
    and June 30, 2001, respectively                                        209,587            208,031            207,372
  Other capital                                                            231,049            200,643            163,014
  Retained earnings                                                      2,034,238          2,120,927          2,030,240
  Treasury stock, at cost                                                 (936,525)          (837,284)          (764,648)
  Cumulative other comprehensive loss                                     (221,344)          (204,553)          (190,349)
                                                                       -----------        -----------        -----------
Total shareholders' equity                                               1,317,005          1,487,764          1,445,629
                                                                       -----------        -----------        -----------
Total liabilities and shareholders' equity                             $ 3,470,724        $ 3,627,925        $ 3,802,488
                                                                       ===========        ===========        ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                                                         Six months ended June 30,
                                                                                     ---------------------------------
                                                                                         2002                 2001
                                                                                     ------------         ------------
OPERATING ACTIVITIES
Net (loss) income                                                                    $    (40,826)        $    127,404
Adjustments to reconcile net (loss) income to net operating cash:
    Cumulative effect of change in accounting principle                                   183,136
    Depreciation                                                                           50,572               53,761
    Amortization of goodwill, intangibles, and other assets                                 5,781               19,753
    Increase in deferred pension assets                                                   (13,355)             (14,504)
    Net increase in postretirement liability                                                2,588                2,338
    Other                                                                                  10,306                3,099
Change in current assets and liabilities-net                                              (52,287)             (52,955)
Unusual tax-related payments                                                                                   (65,677)
Other                                                                                      (9,596)             (12,560)
                                                                                     ------------         ------------

   Net operating cash                                                                     136,319               60,659

INVESTING ACTIVITIES
Capital expenditures                                                                      (53,811)             (45,248)
Acquisitions of businesses                                                                (26,248)
Increase in other investments                                                             (13,208)             (10,346)
Proceeds from sale of assets                                                               12,146                9,866
Other                                                                                      (1,097)              (3,593)
                                                                                     ------------         ------------

   Net investing cash                                                                     (82,218)             (49,321)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                                      51,996              145,477
Increase in long-term debt                                                                  2,285                1,568
Payments of long-term debt                                                               (101,791)             (20,659)
Payments of cash dividends                                                                (45,864)             (45,917)
Proceeds from stock options exercised                                                      32,431                5,727
Treasury stock purchased                                                                  (99,241)             (84,984)
Other                                                                                      (2,745)                (835)
                                                                                     ------------         ------------

   Net financing cash                                                                    (162,929)                 377
                                                                                     ------------         ------------

Effect of exchange rate changes on cash                                                     1,517               (1,234)
                                                                                     ------------         ------------

Net (decrease) increase in cash and cash equivalents                                     (107,311)              10,481
Cash and cash equivalents at beginning of year                                            118,814                2,896
                                                                                     ------------         ------------

Cash and cash equivalents at end of period                                           $     11,503         $     13,377
                                                                                     ============         ============

Income taxes paid                                                                    $     28,299         $     80,606
Interest paid                                                                              23,650               31,467






SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 2002 and 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the. consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the second quarter and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 2002 and 2001 were $.15 per common share and $.145 per common share, respectively.

NOTE C--OTHER EXPENSE - NET

Significant items included in Other expense - net are as follows:

(Thousands of dollars)                         Three months ended June 30,            Six months ended June 30,
                                            ---------------------------------      ------------------------------
                                                 2002               2001               2002             2001
                                            --------------     --------------      -------------    -------------

Dividend and royalty income                   $  (490)           $  (653)           $(1,448)           $(1,908)

Net expense (income) from financing
  and investing activities                      1,948              4,628              3,661               (473)

Foreign currency related losses                 1,909              1,289              5,493              1,876


The net expense (income) from financing and investing activities represents the realized gains or losses associated with disposing of fixed assets, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.

NOTE D--COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is summarized as follows:

(Thousands of dollars)                         Three months ended June 30,           Six months ended June 30,
                                           -----------------------------------   ---------------------------------
                                                 2002                2001              2002              2001
                                           ---------------     ---------------   ---------------    --------------

Net income (loss)                             $ 107,526          $  90,480         $ (40,826)        $ 127,404

Foreign currency translation adjustments        (14,974)           (23,567)          (16,791)          (26,740)

                                              ---------          ---------         ---------         ---------
Comprehensive income (loss)                   $  92,552          $  66,913         $ (57,617)        $ 100,664
                                              =========          =========         =========         =========


NOTE E--RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

NOTE F--INCOME PER COMMON SHARE


                                                                   Three months ended June 30,           Six months ended June 30,
                                                                 -----------------------------      ------------------------------
(Thousands of dollars, except per share data)                         2002            2001               2002             2001
                                                                 -------------   -------------      -------------    -------------

Income before cumulative effect
  of change in accounting principle                              $     107,526   $      90,480      $     142,310    $     127,404

Cumulative effect of change in accounting
  principle - net of income taxes of $64,477                                                             (183,136)

                                                                 -------------   -------------      -------------    -------------
Net income (loss)                                                $     107,526   $      90,480      $     (40,826)   $     127,404
                                                                 =============   =============      =============    =============

Basic
     Average common shares outstanding                             151,792,721     155,718,543        151,743,156      157,070,639
                                                                 =============   =============      =============    =============

     Income per common share:
       Income before cumulative effect
         of change in accounting principle                       $        0.71   $        0.58      $        0.94    $        0.81

       Cumulative effect of change in accounting principle                                                  (1.21)

                                                                 -------------   -------------      -------------    -------------
       Net income (loss)                                         $        0.71   $        0.58      $       (0.27)   $        0.81
                                                                 =============   =============      =============    =============


Diluted
     Average common shares outstanding                             151,792,721     155,718,543        151,743,156      157,070,639
     Non-vested restricted stock grants                                318,400         300,000            317,067          337,800
     Stock options - treasury stock method                           2,222,264         459,870          1,615,653        1,184,254
                                                                 -------------   -------------      -------------    -------------
     Average common shares assuming dilution                       154,333,385     156,478,413        153,675,876      158,592,693
                                                                 =============   =============      =============    =============

     Income per common share:
       Income before cumulative effect
         of change in accounting principle                       $        0.70   $        0.58      $        0.93    $        0.80

       Cumulative effect of change in accounting principle                                                  (1.20)

                                                                 -------------   -------------      -------------    -------------
       Net income (loss)                                         $        0.70   $        0.58      $       (0.27)   $        0.80
                                                                 =============   =============      =============    =============


NOTE G--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Net External Sales/Operating Profit
-----------------------------------
                                                               2002                                      2001
                                                 -------------------------------           -------------------------------
(Thousands of dollars)                              NET                 SEGMENT                Net               Segment
                                                  EXTERNAL             OPERATING             External           Operating
                                                   SALES                 PROFIT               Sales               Profit
                                                 ----------           ----------           ----------           ----------
THREE MONTHS ENDED JUNE 30:
--------------------------
Paint Stores                                     $  911,756           $  123,589           $  874,064           $  118,937
Consumer                                            350,913               66,252              338,409               48,636
Automotive Finishes                                 123,637               17,731              124,678               14,253
International Coatings                               65,393                3,018               68,666                  999
Administrative                                        1,499              (37,161)               1,697              (39,206)
                                                 ----------           ----------           ----------           ----------
  Consolidated totals                            $1,453,198           $  173,429           $1,407,514           $  143,619
                                                 ==========           ==========           ==========           ==========

SIX MONTHS ENDED JUNE 30:
--------------------------
Paint Stores                                     $1,607,654           $  163,657           $1,567,477           $  165,818
Consumer                                            629,692              109,408              616,291               74,035
Automotive Finishes                                 235,195               29,159              240,504               25,810
International Coatings                              126,810               (5,516)             138,149                5,337
Administrative                                        3,025              (67,175)               3,463              (68,772)
                                                 ----------           ----------           ----------           ----------
  Consolidated totals                            $2,602,376           $  229,533           $2,565,884           $  202,228
                                                 ==========           ==========           ==========           ==========

===================================================================================================================================

Intersegment Transfers
----------------------
                                                   Three months ended June 30,                Six months ended June 30,
                                                 -------------------------------           -------------------------------
(Thousands of dollars)                              2002                 2001                 2002                 2001
                                                 ----------           ----------           ----------           ----------
Paint Stores                                     $      298           $      281           $      711           $      459
Consumer                                            277,114              266,088              487,032              462,282
Automotive Finishes                                  10,396                9,581               15,852               17,892
International Coatings                                  259                 (332)                 550                   71
Administrative                                        1,096                2,657                2,141                5,309
                                                 ----------           ----------           ----------           ----------
  Segment totals                                 $  289,163           $  278,275           $  506,286           $  486,013
                                                 ==========           ==========           ==========           ==========

====================================================================================================================================

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $131.6 million and $6.8 million, respectively, for the second quarter of 2002, and $129.9 million and $1.0 million, respectively, for the second quarter of 2001. Net external sales and operating profits of these subsidiaries were $252.3 million and $7.7 million, respectively, for the first six months of 2002, and $258.5 million and $8.4 million, respectively, for the first six months of 2001. Long-lived assets of these subsidiaries totaled $103.8 million and $220.7 million at June 30, 2002 and 2001, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

NOTE H--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests in accordance with SFAS No. 142. Excluding such amortization expense of $6,147 and $12,273 from second quarter and first six months of 2001 respectively, to be comparable with 2002, diluted net income per common share would have been $.62 per share in the second quarter 2001 and $.88 per share for the first six months of 2001.

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

SFAS No. 142 requires a review at least annually of the carrying value of indefinite lived assets and goodwill. In addition to the transitional impairment test completed in the first quarter, another impairment test will be completed in the fourth quarter 2002 and at least annually thereafter.

SFAS No. 142 also requires a complete review of useful life and classification of all intangible and other assets. As a result, certain assets were reclassified from Other assets to Intangible assets on all balance sheets presented in the accompanying financial statements.

A summary of changes in the Company's goodwill during the first six months by reportable operating segment is as follows:



                                                                       Goodwill
                                   -----------------------------------------------------------------------------------
                                   January 1,                                              Other            June 30,
                                      2002         Acquisitions       Impairments       Adjustments           2002
                                   ----------     ------------        ------------      -----------         ----------

Paint Stores                       $   81,886       $   12,487        $   (5,388)        $       17         $   89,002
Consumer                              450,054                            (16,571)               753            434,236
Automotive Finishes                    49,631            1,417           (19,009)            (1,879)            30,160
International Coatings                 90,826                            (88,424)                (1)             2,401
                                   ----------       ----------        ----------         ----------         ----------
  Consolidated totals              $  672,397       $   13,904        $ (129,392)        $   (1,110)        $  555,799
                                   ==========       ==========        ==========         ==========         ==========

The Company's intangible assets and related accumulated amortization is as follows:



                                       Intangible assets subject to amortization           Trademarks           Total
                                    -------------------------------------------------    with indefinite     Intangible
                                      Software          All other         Subtotal            lives            assets
                                    -------------     -------------      ------------   -----------------   -------------

June 30, 2001
-----------------------------------
Gross                               $    61,491       $   122,142        $   183,633
Accumulated amortization                 (8,957)         (104,011)          (112,968)
                                    -----------       -----------        -----------        -----------      -----------
  Net value                         $    52,534       $    18,131        $    70,665        $   233,886      $   304,551
                                    ===========       ===========        ===========        ===========      ===========

December 31, 2001
-----------------------------------
Gross                               $    68,917       $    71,083        $   140,000
Accumulated amortization                (11,900)          (53,775)           (65,675)
                                    -----------       -----------        -----------        -----------      -----------
  Net value                         $    57,017       $    17,308        $    74,325        $   230,181      $   304,506
                                    ===========       ===========        ===========        ===========      ===========

June 30, 2002
-----------------------------------
Gross                               $    80,113       $    75,146        $   155,259
Accumulated amortization                (15,296)          (54,782)           (70,078)
                                    -----------       -----------        -----------        -----------      -----------
  Net value                         $    64,817       $    20,364        $    85,181        $   112,228      $   197,409
                                    ===========       ===========        ===========        ===========      ===========





Certain fully amortized intangible assets were written-off during the quarter-ended December 31, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years is expected to approximate $12.0 million in 2002, $11.9 million in 2003, $11.8 million in 2004, $10.1 million in 2005 and $8.5 million in 2006.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. Upon commitment to a formal shutdown plan of an operating facility, provisions are made for all estimated qualified exit costs in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and other related accounting guidance. Qualified exit costs include primarily post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Estimates of such costs are determined by contractual agreement or estimated by management based on historical experience. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144 and, if impairment exists, the carrying value is reduced to estimated net fair value using a cash flow valuation model incorporating a discount rate commensurate with the risks involved for each group of assets.


RESULTS OF OPERATIONS
---------------------

Consolidated net sales for the quarter increased 3.2 percent to $1.45 billion from $1.41 billion in the second quarter last year and increased 1.4 percent for six months to $2.60 billion from $2.57 billion in the first six months of 2001. Strong domestic architectural paint sales were partially offset by continued sluggishness in domestic industrial and automotive sales. Poor economic conditions in South America and weak currency exchange rates in Argentina and Brazil continue to negatively impact international sales in U.S. dollars. Net sales in the Paint Stores Segment increased 4.3 percent to $911.8 million in the quarter and 2.6 percent to $1.61 billion for the first six months due primarily to strong architectural paint sales which continue to be partially offset by sales shortfalls in industrial maintenance and product finishes. Architectural paint sales to painting contractors and do-it-yourself customers continued to be higher in 2002 than last year. Comparable-store sales, which declined 0.5 percent in the first quarter, were up 1.8 percent in the second quarter resulting in an increase of 0.8 percent for the first six months. Net sales of the Consumer Segment increased 3.7 percent to $350.9 million in the quarter and
2.2 percent to $629.7 million in the first six months compared to last year. Sales of aerosols and other paint-related products to existing customers improved during the first six months more than offsetting a shortfall in sales in the Cleaning Solutions Business Unit. The Automotive Finishes Segment's net sales decreased 0.8 percent to $123.6 million in the quarter and 2.2 percent to $235.2 million for the first six months. The slowly recovering domestic economy continued to adversely impact this Segment's OEM sales. Vehicle refinish sales were curtailed by lower accident rates resulting from the lingering effects of a mild winter. Net sales in the International Coatings Segment were down 4.8 percent to $65.4 million in the quarter and 8.2 percent to $126.8 million in the first six months of 2002. The sales decreases in U. S. dollars were due primarily to unfavorable currency exchange rates in the Brazilian real and Argentine peso. Excluding the effects of currency exchange fluctuations relative to last year, net sales for the Segment increased
8.2 percent and 4.1 percent for the quarter and the six months, respectively.

Consolidated gross profit as a percent of sales increased to 44.9 percent in the second quarter of 2002 from 43.2 percent in the second quarter of 2001 and to
44.0 percent for the first six months of 2002 from 42.8 percent for the first six months of 2001. Second quarter and first six months gross margins in the Paint Stores and Consumer Segments were higher than last year primarily due to higher sales levels, moderating raw material costs, lower conversion costs resulting from improved overhead absorption related to volume gains and manufacturing expense reductions due to plant closures. In addition, the Paint Stores Segment's margins in the second quarter of 2002 improved due to higher architectural paint sales volume and an improved higher margin product sales mix. The Automotive Finishes Segment's margins increased in the second quarter and first six months of 2002 due to moderating raw material costs, improved manufacturing absorption and stabilizing sales declines. The International Coatings Segment's margins were higher than last year during the second quarter in spite of economic and competitive pressures.

Consolidated selling, general and administrative expenses as a percent of sales were unfavorable to last year for the second quarter and first six months primarily due to higher expenses associated with additional investment in our businesses. In the Paint Stores Segment, SG&A expenses as a percent of sales were unfavorable to last year for the quarter and six months primarily due to costs incurred to launch a new color system, including an exclusive licensed color palette, and incremental increases in expenses associated with the increased number of stores. The Consumer Segment's SG&A ratio was unfavorable to last year in the second quarter primarily due to increasing expenses over the first quarter to support higher sales. For six months, the SG&A ratio in the Consumer Segment was essentially flat due to higher sales levels and related costs. Second quarter and six months SG&A expenses as a percent of sales were favorable to last year in both periods in the Automotive Finishes and International Coatings Segments primarily due to tight expense control.

Decreased interest expense in the second quarter and first six months of 2002 versus 2001 occurred due to lower average outstanding short-term and long-term debt and lower average short-term borrowing rates.

Other expense - net was lower for the second quarter of 2002 compared to 2001 primarily due to lower financing expenses related to lower long-term debt outstanding in 2002. For the first six months, other expense - net increased due to higher foreign currency related losses in 2002 and non-recurring gains realized from the sale of certain fixed assets in 2001.

In the second quarter of 2002, net income increased $17.0 million, or 18.8 percent and $14.9 million, or 11.7 percent for the first six months before the cumulative effect of change in accounting principle. Diluted net income per common share increased to $.70 per share in the quarter compared to $.58 per share in 2001. Before the cumulative effect of change in accounting principle for the first six months, the diluted net income per common share increased to $.94 per share from $.80 per share in 2001. Excluding amortization expense of intangible assets and goodwill in 2001 to be comparable with 2002, diluted net income per common share would have been $.62 per share for the second quarter and $.88 per share for the first six months of 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the requirements of that pronouncement, indefinite lived intangible assets and goodwill were reviewed for possible impairment. Due to the reduction in fair value of certain acquired trademarks and businesses, related principally to international acquisitions and the acquisition of Thompson Minwax Holding Corp., the Company recorded an after-tax transitional impairment charge of $183.1 million, or $1.21 per share, in the first quarter. The transitional impairment charge was recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 142. The net loss after cumulative effect of change in accounting principle was $40.8 million, or $.27 per common share, for the first six months of 2002.


FINANCIAL CONDITION
-------------------

Cash and cash equivalents decreased $107.3 million during the first six months of 2002, primarily as a result of a maturity payment on long-term debt of $100.0 million. During the first six months of 2002, short-term borrowings increased $52.0 million. Short-term borrowings primarily relate to the Company's commercial paper program, which had unused borrowing availability of $698.6 million at June 30, 2002. This program is backed by the Company's revolving credit agreements. The proceeds from the issuance of short-term borrowings and net operating cash were used for acquisition of businesses of $26.2 million, capital expenditures of $53.8 million, treasury stock purchases of $99.2 million, and cash dividends of $45.9 million. The Company's current ratio declined to 1.30 from 1.32 at December 31, 2001. The decrease in this ratio occurred primarily due to the increased short-term borrowings.

Since June 30, 2001, $637.8 million of cash generated by operations was used to reduce short-term borrowings and long-term debt by $297.0 million, support capital expenditures of $91.1 million, acquire treasury shares of $171.3 million, pay cash dividends of $90.9 million, and acquire businesses of $41.4 million. The Company expects to remain in a short-term borrowing position throughout most of 2002.

Capital expenditures during the second quarter and first six months of 2002 represented primarily the costs associated with new store openings and normal equipment replacement in the Paint Stores Segment and new or upgraded information systems hardware in the Administrative and other Segments. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2002.

During the second quarter of 2002, the Company purchased 1,479,400 shares of its common stock for treasury purposes which brings the total number of shares purchased in 2002 to 3,242,200. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at June 30, 2002 to purchase approximately 13.8 million shares of its common stock.

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

These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material availability and pricing;
(d) changes in the Company's relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (g) changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; (h) risks and uncertainties associated with the Company's expansion into and its operations in South America and other foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, unrest and other external economic and political factors; (i) the achievement of growth in developing markets, such as Mexico and South America; (j) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (k) inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities;
(l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.

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

                           PART II. OTHER INFORMATION


Item 4.         Submission of Matters to a Vote of Security Holders.
                ----------------------------------------------------

         (a) The Company's 2002 Annual Meeting of Shareholders was held on April 24, 2002.

         (b) The following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting of shareholders and until their successors are elected: J.C. Boland, J.G. Breen, D.E. Collins, C.M. Connor, D.E. Evans, R.W. Mahoney, G.E. McCullough, A.M. Mixon, III, C.E. Moll, J. M. Scaminace and R.K. Smucker. The voting results for each nominee were as follows:

                  Name                        For                   Withheld
                  ----                        ---                   --------
                  J.C. Boland                 123,784,019           6,022,751
                  J.G. Breen                  122,708,854           7,097,916
                  D.E. Collins                123,918,550           5,888,220
                  C.M. Connor                 125,740,391           4,066,379
                  D.E. Evans                  125,714,127           4,092,643
                  R.W. Mahoney                124,008,929           5,797,841
                  G.E. McCullough             125,758,448           4,048,322
                  A.M. Mixon, III             125,764,269           4,042,501
                  C.E. Moll                   123,987,162           5,819,608
                  J.M. Scaminace              125,708,888           4,097,882
                  R.K. Smucker                124,011,957           5,794,813

         (c) The proposal to approve The Sherwin-Williams Company 2003 Stock Plan was adopted with 99,901,420 shares voting for, 13,351,507 shares voting against, 2,772,097 shares abstaining and 13,781,746 broker non-votes.


Item 6.         Exhibits and Reports on Form 8-K.
                ---------------------------------

         (a)    Exhibits.

                (10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

                (99)(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                 (99)(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K, dated April 10, 2002, reporting under Item 5 that the Company had issued a press release regarding its adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and its earnings expectations for the first quarter of 2002 and the full year 2002.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE SHERWIN-WILLIAMS COMPANY

August 9, 2002                     By:      /s/ J.L. Ault
                                            -------------
                                            J.L. Ault
                                            Vice President-Corporate Controller

August 9, 2002                     By:      /s/ L.E. Stellato
                                            -----------------
                                            L.E. Stellato
                                            Vice President, General Counsel and
                                            Secretary

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


(99)(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(99)(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).