Form 10-Q
period 2002-09-30
SHERWIN WILLIAMS CO
filed 2002-11-12
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2002

                                       or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from        to
                                                    ------    ------


Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               OHIO                                      34-0526850
------------------------------------        ------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                  44115-1075
------------------------------------------        ------------------------------
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

Common Stock, $1.00 Par Value - 149,876,489 shares as of October 31, 2002.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data


                                                   Three months ended September 30,     Nine months ended September 30,
                                                   --------------------------------     -------------------------------
                                                         2002              2001              2002              2001
                                                     -----------       -----------       -----------       -----------

Net sales                                            $ 1,426,266       $ 1,366,768       $ 4,028,642       $ 3,932,652
Cost of goods sold                                       780,974           765,729         2,239,435         2,234,053
Gross profit                                             645,292           601,039         1,789,207         1,698,599
  Percent to net sales                                      45.2%             44.0%             44.4%             43.2%
Selling, general and administrative expenses             456,101           443,173         1,343,804         1,309,209
  Percent to net sales                                      32.0%             32.4%             33.4%             33.3%
Interest expense                                           9,001            12,681            29,820            43,358
Interest and net investment income                        (1,151)           (1,013)           (2,891)           (3,501)
Other expense - net                                        1,772             2,831             9,372             3,938
                                                     -----------       -----------       -----------       -----------
Income before income taxes and cumulative
  effect of change in accounting principle               179,569           143,367           409,102           345,595
Income taxes                                              68,236            53,046           155,459           127,870
                                                     -----------       -----------       -----------       -----------
Income before cumulative effect
  of change in accounting principle                      111,333            90,321           253,643           217,725
Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                (183,136)
                                                     -----------       -----------       -----------       -----------
Net income                                           $   111,333       $    90,321       $    70,507       $   217,725
                                                     ===========       ===========       ===========       ===========

Income per share:
     Basic:
       Before cumulative effect of
         change in accounting principle              $      0.74       $      0.58       $      1.68       $      1.39
       Cumulative effect of change in accounting
         principle - net of income taxes                                                       (1.21)
                                                     -----------       -----------       -----------       -----------
       Net income                                    $      0.74       $      0.58       $      0.47       $      1.39
                                                     ===========       ===========       ===========       ===========

     Diluted:
       Before cumulative effect of
         change in accounting principle              $      0.73       $      0.58       $      1.66       $      1.38
       Cumulative effect of change in accounting
         principle - net of income taxes                                                       (1.20)
                                                     -----------       -----------       -----------       -----------
       Net income                                    $      0.73       $      0.58       $      0.46       $      1.38
                                                     ===========       ===========       ===========       ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Thousands of dollars


                                                                    SEPTEMBER 30,     December 31,     September 30,
                                                                        2002              2001             2001
                                                                     -----------      -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                          $    49,856      $   118,814      $     2,514
  Accounts receivable, less allowance                                    637,289          523,278          673,602
  Inventories:
    Finished goods                                                       517,799          530,916          517,220
    Work in process and raw materials                                     77,997          101,847           83,616
                                                                     -----------      -----------      -----------
                                                                         595,796          632,763          600,836
  Deferred income taxes                                                  107,747          104,672          104,862
  Other current assets                                                   121,570          127,418          144,243
                                                                     -----------      -----------      -----------
         Total current assets                                          1,512,258        1,506,945        1,526,057

Goodwill                                                                 554,740          672,397          672,275
Intangible assets                                                        195,872          304,506          304,258
Deferred pension assets                                                  413,278          393,587          386,315
Other assets                                                             103,200           77,802          113,439

Property, plant and equipment                                          1,572,793        1,564,636        1,553,443
  Less allowances for depreciation                                       916,004          891,948          863,654
                                                                     -----------      -----------      -----------
                                                                         656,789          672,688          689,789
                                                                     -----------      -----------      -----------
Total assets                                                         $ 3,436,137      $ 3,627,925      $ 3,692,133
                                                                     ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                                $    83,732
  Accounts payable                                                   $   526,982      $   454,410          443,233
  Compensation and taxes withheld                                        121,859          141,640          118,225
  Current portion of long-term debt                                       14,000          111,852          110,844
  Other accruals                                                         316,165          326,854          309,536
  Accrued taxes                                                          171,420          106,597          194,243
                                                                     -----------      -----------      -----------
         Total current liabilities                                     1,150,426        1,141,353        1,259,813

Long-term debt                                                           508,022          503,517          506,353
Postretirement benefits other than pensions                              213,838          209,963          212,179
Other long-term liabilities                                              226,190          285,328          256,816

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    71,476, 168,305 and 181,137 shares outstanding at
    September 30, 2002, December 31, 2001 and September 30, 2001,
    respectively                                                          71,476          168,305          181,137
  Unearned ESOP compensation                                             (71,476)        (168,305)        (181,137)
  Common stock - $1.00 par value:
    150,192,140, 153,978,356 and 154,549,179 shares
    outstanding at September 30, 2002, December 31, 2001
    and September 30, 2001, respectively                                 209,606          208,031          207,424
  Other capital                                                          232,185          200,643          164,242
  Retained earnings                                                    2,122,927        2,120,927        2,097,893
  Treasury stock, at cost                                               (988,091)        (837,284)        (805,696)
  Cumulative other comprehensive loss                                   (238,966)        (204,553)        (206,891)
                                                                     -----------      -----------      -----------
Total shareholders' equity                                             1,337,661        1,487,764        1,456,972
                                                                     -----------      -----------      -----------
Total liabilities and shareholders' equity                           $ 3,436,137      $ 3,627,925      $ 3,692,133
                                                                     ===========      ===========      ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Thousands of dollars


                                                             Nine months ended September 30,
                                                             -------------------------------
                                                                   2002           2001
                                                                ---------      ---------
OPERATING ACTIVITIES
Net income                                                      $  70,507      $ 217,725
Adjustments to reconcile net income to net operating cash:
    Cumulative effect of change in accounting principle           183,136
    Impairment of long-lived assets                                 8,996
    Depreciation                                                   76,566         80,517
    Amortization of goodwill, intangibles, and other assets         9,038         29,690
    Increase in deferred pension assets                           (19,691)       (21,964)
    Net increase in postretirement liability                        3,875          3,506
    Foreign currency related losses                                 7,014          2,115
    Other                                                           1,378          3,873
Change in current assets and liabilities-net                       23,209         76,172
Unusual tax-related payments                                                     (65,677)
Payments for environmental - related matters                       (9,456)        (8,655)
Payments for qualified exit costs                                  (3,288)        (2,327)
Other                                                             (13,140)        (3,099)
                                                                ---------      ---------

   Net operating cash                                             338,144        311,876

INVESTING ACTIVITIES
Capital expenditures                                              (89,876)       (64,075)
Acquisitions of businesses                                        (26,248)        (1,879)
Increase in other investments                                     (15,040)       (11,584)
Proceeds from sale of assets                                       12,146          9,866
Other                                                              (5,405)       (22,239)
                                                                ---------      ---------

   Net investing cash                                            (124,423)       (89,911)

FINANCING ACTIVITIES
Net decrease in short-term borrowings                                            (23,122)
Increase in long-term debt                                          6,894         13,231
Payments of long-term debt                                       (101,850)       (22,550)
Payments of cash dividends                                        (68,507)       (68,585)
Proceeds from stock options exercised                              32,835          6,632
Treasury stock purchased                                         (150,807)      (126,032)
Other                                                              (2,598)          (603)
                                                                ---------      ---------

   Net financing cash                                            (284,033)      (221,029)
                                                                ---------      ---------

Effect of exchange rate changes on cash                             1,354         (1,318)
                                                                ---------      ---------

Net decrease in cash and cash equivalents                         (68,958)          (382)
Cash and cash equivalents at beginning of year                    118,814          2,896
                                                                ---------      ---------

Cash and cash equivalents at end of period                      $  49,856      $   2,514
                                                                =========      =========

Income taxes paid                                               $ 103,447      $  83,706
Interest paid                                                      40,294         54,665


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 2002 and 2001


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the third quarter and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 2002 and 2001 were $.15 per common share and $.145 per common share, respectively.

NOTE C--OTHER EXPENSE - NET

Items included in Other expense - net are as follows:


                                  Three months ended         Nine months ended
(Thousands of dollars)                September 30,            September 30,
                                 ---------------------     ---------------------
                                   2002         2001         2002         2001
                                 --------     --------     --------     --------

Dividend and royalty income      $  (825)     $  (901)     $(2,273)     $(2,809)

Net expense from financing
  and investing activities         1,321        3,387        4,982        2,914

Foreign currency related losses    1,521          820        7,014        2,696

Other income                      (1,397)        (897)      (3,269)      (1,691)

Other expense                      1,152          422        2,918        2,828


The net expense from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the net gain or loss associated with the investment in certain long-term asset funds, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

NOTE D--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:


                                                Three months ended            Nine months ended
(Thousands of dollars)                             September 30,                September 30,
                                             ------------------------      ------------------------
                                                2002           2001           2002           2001
                                             ---------      ---------      ---------      ---------

Net income                                   $ 111,333      $  90,321      $  70,507      $ 217,725

Foreign currency translation adjustments       (17,622)       (16,542)       (34,413)       (43,282)
                                             ---------      ---------      ---------      ---------

Comprehensive income                         $  93,711      $  73,779      $  36,094      $ 174,443
                                             =========      =========      =========      =========


NOTE E--RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

NOTE F--INCOME PER COMMON SHARE


                                                               Three months ended September 30,     Nine months ended September 30,
                                                               --------------------------------     -------------------------------
(Thousands of dollars, except per share data)                       2002               2001              2002              2001
                                                               -------------      -------------     -------------     -------------

Income before cumulative effect
  of change in accounting principle                            $     111,333      $      90,321     $     253,643     $     217,725

Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                             (183,136)

                                                               -------------      -------------     -------------     -------------
Net income                                                     $     111,333      $      90,321     $      70,507     $     217,725
                                                               =============      =============     =============     =============

Basic
     Average common shares outstanding                           149,771,211        154,735,820       151,085,841       156,292,366
                                                               =============      =============     =============     =============

     Income per common share:
       Income before cumulative effect
         of change in accounting principle                     $        0.74      $        0.58     $        1.68     $        1.39

       Cumulative effect of change in accounting principle                                                  (1.21)

                                                               -------------      -------------     -------------     -------------
       Net income                                              $        0.74      $        0.58     $        0.47     $        1.39
                                                               =============      =============     =============     =============


Diluted
     Average common shares outstanding                           149,771,211        154,735,820       151,085,841       156,292,366
     Non-vested restricted stock grants                              318,400            300,000           317,511           325,200
     Stock options - treasury stock method                         1,542,589            694,711         1,658,527         1,076,233
                                                               -------------      -------------     -------------     -------------
     Average common shares assuming dilution                     151,632,200        155,730,531       153,061,879       157,693,799
                                                               =============      =============     =============     =============

     Income per common share:
       Income before cumulative effect
         of change in accounting principle                     $        0.73      $        0.58     $        1.66     $        1.38

       Cumulative effect of change in accounting principle                                                  (1.20)

                                                               -------------      -------------     -------------     -------------
       Net income                                              $        0.73      $        0.58     $        0.46     $        1.38
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



Net External Sales/Operating Profit
-----------------------------------
                                               2002                           2001
                                     -------------------------      -------------------------
(Thousands of dollars)                   NET          SEGMENT          Net          Segment
                                      EXTERNAL      OPERATING        External      Operating
                                        SALES         PROFIT          Sales          Profit
                                     ----------     ----------      ----------     ----------

THREE MONTHS ENDED SEPTEMBER 30:
Paint Stores                         $  938,261     $  139,951      $  886,092     $  129,922
Consumer                                314,292         60,213         299,684         32,825
Automotive Finishes                     113,795         13,224         115,263         13,398
International Coatings                   58,264           (255)         64,096           (143)
Administrative                            1,654        (33,564)          1,633        (32,635)
                                     ----------     ----------      ----------     ----------
  Consolidated totals                $1,426,266     $  179,569      $1,366,768     $  143,367
                                     ==========     ==========      ==========     ==========

NINE MONTHS ENDED SEPTEMBER 30:
Paint Stores                         $2,545,915     $  303,608      $2,453,569     $  295,740
Consumer                                943,984        169,621         915,975        106,860
Automotive Finishes                     348,990         42,383         355,767         39,208
International Coatings                  185,074         (5,771)        202,245          5,194
Administrative                            4,679       (100,739)          5,096       (101,407)
                                     ----------     ----------      ----------     ----------
  Consolidated totals                $4,028,642     $  409,102      $3,932,652     $  345,595
                                     ==========     ==========      ==========     ==========

==============================================================================================

Intersegment Transfers
----------------------
                                Three months ended September 30,  Nine months ended September 30,
                                --------------------------------  -------------------------------
(Thousands of dollars)                  2002           2001            2002           2001
                                     ----------     ----------      ----------     ----------
Paint Stores                         $      242     $      161      $      953     $      620
Consumer                                281,814        261,545         768,846        723,826
Automotive Finishes                       9,940          8,623          25,792         26,515
International Coatings                      173             32             723            103
Administrative                            1,114          2,675           3,255          7,984
                                     ----------     ----------      ----------     ----------
  Segment totals                     $  293,283     $  273,036      $  799,569     $  759,048
                                     ==========     ==========      ==========     ==========

==============================================================================================



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

Net external sales and operating profits of all consolidated foreign subsidiaries were $120.4 million and $5.9 million, respectively, for the third quarter of 2002, and $123.8 million and $4.6 million, respectively, for the third quarter of 2001. Net external sales and operating profits of these subsidiaries were $372.7 million and $13.6 million, respectively, for the first nine months of 2002, and $382.3 million and $13.0 million, respectively, for the first nine months of 2001. Long-lived assets of these subsidiaries totaled $100.1 million and $211.2 million at September 30, 2002 and 2001, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

NOTE H--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests in accordance with SFAS No. 142. Excluding such after tax amortization expense of $5,977 and $18,250 from third quarter and the first nine months of 2001 respectively, to be comparable with 2002, net income would have been $96,298 or $.62 per diluted common share in the third quarter 2001, and net income would have been $235,975 or $1.50 per diluted common share for the first nine months of 2001.

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

A summary of changes in the Company's goodwill during the first nine months by reportable operating segment is as follows:



                                                       Goodwill
                          -----------------------------------------------------------------------
                          January 1,                                     Other      September 30,
(Thousands of dollars)       2002      Acquisitions    Impairments    Adjustments       2002
                          ----------   ------------    -----------    -----------   -------------

Paint Stores               $  81,886     $  12,487      $  (5,387)                    $  88,986
Consumer                     450,054                      (16,571)     $     745        434,228
Automotive Finishes           49,631         1,417        (19,009)        (2,914)        29,125
International Coatings        90,826                      (88,425)                        2,401
                           ---------     ---------      ---------      ---------      ---------
  Consolidated totals      $ 672,397     $  13,904      $(129,392)     $  (2,169)     $ 554,740
                           =========     =========      =========      =========      =========


The Company's intangible assets and related accumulated amortization are as follows:


                           Intangible assets subject to amortization      Trademarks     Total
                           -----------------------------------------   with indefinite Intangible
                             Software       All other      Subtotal         lives        assets
                             ---------      ---------      ---------   --------------- ----------

September 30, 2001
------------------------
Gross                        $  65,103      $ 118,731      $ 183,834
Accumulated amortization       (10,403)      (100,766)      (111,169)
                             ---------      ---------      ---------      ---------     ---------
  Net value                  $  54,700      $  17,965      $  72,665      $ 231,593     $ 304,258
                             =========      =========      =========      =========     =========

December 31, 2001
------------------------
Gross                        $  68,917      $  67,162      $ 136,079
Accumulated amortization       (11,900)       (49,454)       (61,354)
                             ---------      ---------      ---------      ---------     ---------
  Net value                  $  57,017      $  17,708      $  74,725      $ 229,781     $ 304,506
                             =========      =========      =========      =========     =========

September 30, 2002
------------------------
Gross                        $  81,549      $  70,139      $ 151,687
Accumulated amortization       (17,132)       (52,842)       (69,973)
                             ---------      ---------      ---------      ---------     ---------
  Net value                  $  64,417      $  17,297      $  81,714      $ 114,158     $ 195,872
                             =========      =========      =========      =========     =========


Certain fully amortized intangible assets were written-off during the quarter ended December 31, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years is expected to approximate $12.0 million in 2002, $11.9 million in 2003, $11.8 million in 2004, $10.1 million in 2005 and $8.5 million in 2006.

SFAS No. 142 also requires a complete review of useful life and classification of all intangible and other assets. As a result, certain assets were reclassified from Other assets to Intangible assets on all balance sheets presented in the accompanying financial statements.

Categories and useful lives of intangible assets of the Company at September 30, 2002, following the adoption of SFAS No. 142 effective January 1, 2002, were as follows:

   Category                                                      Useful Life
   --------                                                      -----------
   Trademarks                                                     Indefinite
   Non-Compete Covenants                                         2 - 10 years
   Certain Intangible Property Rights (including software)       3 - 15 years


NOTE I--SUBSEQUENT EVENT

At October 31, 2002, the Company had $399.3 million of short-term borrowings related to the commercial paper program for general corporate purposes. Additionally, the Company had $497.3 million of short-term investments outstanding at October 31, 2002.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management use various assumptions to make estimates that affect certain amounts reported in the interim consolidated financial statements and accompanying notes. Management uses assumptions based on historical results and other assumptions they believe are reasonable to form the basis for determining appropriate carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amount resulting from materially different conditions or material changes in facts or circumstances is unlikely.

All of the Company's significant accounting policies have been disclosed in Note 1 to the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report. Management believes the following critical accounting policies affect the more significant assumptions used to make estimates that affect the amounts reported in the interim consolidated financial statements.

Management records an allowance for doubtful accounts receivable based on historical experience and expected trends to reduce certain accounts receivable to their net realizable value. Inventories are stated at the lower of cost or market with cost determined principally on the last-in, first-out (LIFO) method. Management records reductions to inventory cost based on historical experience and expected trends for obsolete and discontinued inventories. Property, plant and equipment is stated on the basis of cost and depreciated principally on a straight-line method using industry standards and historical experience to estimate useful lives.

SFAS No. 142 states that goodwill and intangible assets deemed to have indefinite lives should not be amortized but rather tested for impairment at least annually. Management's judgement was used in determining which intangible assets had indefinite lives as well as determining the useful lives of remaining intangible assets. During the first quarter of 2002, in accordance with SFAS No. 142 transitional impairment tests, fair values of indefinite lived intangible assets and goodwill were estimated by management using a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets. Growth models were developed using both historical results and industry forecasts. Effective January 1, 2002, a transitional charge for the cumulative effect of change in accounting principle was recorded for the impairment of goodwill and intangible assets with indefinite lives.

Defined benefit pension plans and other postretirement benefits require estimating the future cost of benefits and attributing that cost to the time period during which each covered employee works. To record the related net assets and obligations of such benefit plans, management uses assumptions related to inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs and discount rates. Management, along with third-party actuaries, reviews all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Management is currently reviewing the pension assumptions for 2003. Based on the current state of the financial markets and the market performance of the Company's pension portfolio in 2002, management is evaluating whether a change in its assumptions regarding the 8.50% return on plan assets and 6.75% discount rate is appropriate. If such assumptions are changed, the net periodic pension benefit credit may be reduced in 2003.

The Company is self-insured for certain liabilities relating to worker's compensation, employee benefits and property and general liability claims. Claims filed but unsettled and estimated claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for claims incurred using historical experience and actuarial assumptions followed in the insurance industry.

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

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. Upon commitment to a formal shutdown plan of an operating facility, provisions are made for all estimated qualified exit costs in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and other related accounting guidance. Qualified exit costs include primarily post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Estimates of such costs are determined by contractual agreement or estimated by management based on historical experience. Concurrently, property, plant and equipment and other long-lived assets are tested for impairment in accordance with SFAS No. 144. If an impairment exists, the carrying value is reduced to an estimated net fair value using a cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs from Exit or Disposal Activities". SFAS No. 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time of commitment to a formal shutdown plan. The adoption of SFAS No. 146 is effective for all exit or disposal activities initiated subsequent to December 31,

2002. The Company is currently evaluating SFAS No. 146 and its impact on future consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated net sales for the quarter increased 4.4 percent to $1.43 billion from $1.37 billion in the third quarter last year and increased 2.4 percent for the first nine months to $4.03 billion from $3.93 billion in the first nine months of 2001. Strong domestic architectural paint sales, an increasingly favorable do-it-yourself (DIY) market and aggressive promotion of new products and new color palettes were the most significant factors impacting sales in the quarter and the first nine months. Partially offsetting these sales gains were continuing sluggish sales in the domestic commercial architectural, industrial maintenance, product finishes and automotive product lines. Poor economic conditions in South America and weak currency exchange rates in Argentina and Brazil continue to negatively impact international sales in U.S. dollars. Net sales in the Paint Stores Segment increased 5.9 percent to $938.3 million in the quarter and 3.8 percent to $2.55 billion for the first nine months due primarily to a significant increase in architectural paint volume sales to contractors and DIY customers that more than offset lower sales in the domestic commercial architectural, industrial maintenance and product finishes categories. Comparable-store sales, which are sales from stores open for more than twelve calendar months, increased 3.8 percent in the third quarter and 1.9 percent for the first nine months of 2002. Net sales of the Consumer Segment increased 4.9 percent to $314.3 million in the quarter and 3.1 percent to $944.0 million in the first nine months compared to last year. Consumer Segment sales throughout the year have increasingly benefited from the improving DIY market and from aggressively promoting many new and existing paint, aerosol and wood care products, which more than offset a decrease in sales of the Cleaning Solutions Business Unit for the first nine months. The Automotive Finishes Segment's net sales decreased 1.3 percent to $113.8 million in the quarter and 1.9 percent to $349.0 million for the first nine months. Improved vehicle refinish sales in the quarter compared to the two previous quarters this year were not enough to offset unfavorable currency exchange rates and price competition. Excluding the effects of currency exchange fluctuations relative to last year, net sales for the Segment increased 0.9 percent and 0.3 percent for the quarter and the first nine months, respectively. Net sales in the International Coatings Segment were down 9.1 percent to $58.3 million in the quarter and 8.5 percent to $185.1 million in the first nine months of 2002. The sales decreases, in U. S. dollars, were due primarily to unfavorable currency exchange rates in the Brazilian real and Argentine peso. Excluding the effects of currency exchange fluctuations relative to last year, net sales for the Segment increased 10.0 percent and 6.0 percent for the third quarter and the first nine months, respectively.

Consolidated gross profit as a percent of sales increased to 45.2 percent in the third quarter of 2002 from 44.0 percent in the third quarter of 2001 and to 44.4 percent for the first nine months of 2002 from 43.2 percent for the first nine months of 2001. Consolidated gross profit increased $44.3 million and $90.6 million in the third quarter and the first nine months of 2002 over the same periods last year. Higher consolidated sales levels accounted for $28.5 million and $47.0 million of the gross profit improvement in the third quarter and the first nine months, respectively. In addition to higher sales levels in the Paint Stores and Consumer Segments for the third quarter and the first nine months, gross profit in these Segments was higher than last year primarily due to a higher-margin product sales mix and moderating raw material costs. The Consumer Segment gross profit percent also benefited from improved overhead absorption related to architectural paint volume gains and manufacturing expense reductions due to plant closures. The Automotive Finishes Segment's margins, although essentially unchanged in the third quarter, increased during the first nine months of 2002 due to moderating raw material costs, improved manufacturing absorption and stabilizing sales declines earlier in the year. The International Coatings Segment's margins were lower than last year during the third quarter due to economic and competitive pressures. This Segment's margins were also lower for the first nine months due to a $9.0 million impairment charge during the first quarter of 2002 recorded for property, plant and equipment in Argentina in accordance with SFAS No. 144. With certain raw material costs beginning to rise, lower seasonal manufacturing volume anticipated and international economic and competitive pressures continuing, the impact of the gross profit enhancements experienced in the first nine months is expected to be lower in the fourth quarter.

Consolidated selling, general and administrative expenses as a percent of sales decreased to 32.0 percent in the third quarter of 2002 from 32.4 percent in the third quarter of 2001 and increased to 33.4 percent for the first nine months of 2002 from 33.3 percent for the first nine months of 2001. Consolidated selling, general and administrative expenses increased $12.9 million and $34.6 million compared to last year for the third quarter and the first nine months, respectively. Increased spending was primarily due to higher expenses associated with additional investment in our businesses, particularly in the Paint Stores Segment with additional investment in new and acquired stores in the third quarter. For the first nine months, the Paint Stores Segment invested in new and acquired stores and launched new color palettes. The Consumer Segment's SG&A ratio was favorable to last year in the third quarter and the first nine months primarily due to higher sales levels and continued cost control. In the Automotive Segment, SG&A expenses as a percent of sales were slightly unfavorable to last year for the quarter and the first nine months due to the sales shortfall that was partially offset by tight expense control. Third quarter and nine months SG&A expenses as a percent of sales were favorable to last year in both periods in the International Coatings Segment primarily due to tight expense control.

Decreased interest expense in the third quarter and the first nine months of 2002 versus 2001 was due to average short-term borrowing rates that were 1.91 and 2.92 average basis points lower for the third quarter and the first nine months, respectively, and lower average outstanding short-term and long-term debt.

Other expense - net was $1.1 million lower for the third quarter of 2002 compared to 2001 primarily due to lower financing expenses of $2.1 million related to lower long-term debt outstanding in 2002 partially offset by $.7 million of higher foreign currency related losses in the quarter. For the first nine months, Other expense - net increased $5.4 million. This increase was due primarily to higher foreign currency related losses of $4.3 million and increased expenses from financing and investing activities of $2.1 million in 2002. Increases in expenses from financing and investing activities were due primarily to non-recurring gains realized from the sale of certain fixed assets of $8.0 million in 2001 that were partially offset by lower financing expenses related to lower long-term debt outstanding in 2002.

Net income increased $21.0 million, or 23.3 percent, to $111.3 million in the third quarter of 2002. Income before the cumulative effect of change in accounting principle for the first nine months increased $35.9 million, or 16.5 percent, to $253.6 million. Diluted net income per common share increased to $.73 per share in the third quarter compared to $.58 per share in 2001. Diluted net income per common share before the cumulative effect of change in accounting principle for the first nine months, increased to $1.66 per share from $1.38 per share in 2001. Excluding amortization expense of intangible assets and goodwill in 2001 to be comparable with 2002, net income would have been $96.3 million or $.62 per diluted common share in the third quarter of 2001 and $236.0 million or $1.50 per diluted common share for the first nine months of 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the requirements of that pronouncement, indefinite lived intangible assets and goodwill were reviewed for possible impairment. Due to the reduction in fair value of certain acquired trademarks and businesses, related principally to international acquisitions and the acquisition of Thompson Minwax Holding Corp., the Company recorded an after-tax transitional impairment charge of $183.1 million, or $1.21 per share, in the first quarter. The transitional impairment charge was recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 142. Net income after the cumulative effect of change in accounting principle was $70.5 million, or $.46 per common share, for the first nine months of 2002.

FINANCIAL CONDITION

Cash and cash equivalents decreased $68.9 million during the first nine months of 2002, primarily due to a payment of $100.0 million for maturing long-term debt. There were no short-term borrowings related to the Company's commercial paper program outstanding at September 30, 2002. The Company had unused maximum borrowing capacity of $750.6 million at September 30, 2002 under the commercial paper program. This program is backed by the Company's revolving credit agreements. At October 31, 2002, the Company had $399.3 million of short-term borrowings outstanding as disclosed in Note I. During the first nine months, net operating cash of $338.1 million was used primarily for the acquisition of businesses of $26.2 million, capital expenditures of $89.9 million, treasury stock purchases of $150.8 million, and cash dividends of $68.5 million. At September 30, 2002, the Company's current ratio was 1.31, compared to 1.32 at December 31, 2001.

Since September 30, 2001, cash generated by operations of $587.9 million was used primarily for capital expenditures of $108.4 million, treasury stock purchases of $181.9 million, cash dividends of $90.9 million, acquisition of businesses of $39.5 million, reductions of long-term debt by $101.8 million and reductions in short-term borrowings. At September 30, 2002, the Company's current ratio increased to 1.31 from 1.21 at September 30, 2001. The increase in this ratio occurred primarily due to a payment of $100.0 million for maturing long-term debt.

Capital expenditures during the third quarter and the first nine months of 2002 represented primarily expenditures associated with new store openings and normal equipment replacement in the Paint Stores Segment and operational improvements and new or upgraded information systems hardware in the Administrative and other Segments. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2002.

During the third quarter of 2002, the Company purchased 1,950,000 shares of its common stock for treasury, which brought the total number of shares purchased in 2002 to 5,192,200. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at September 30, 2002 to purchase approximately 11.8 million shares of its common stock.

The Company's past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that the litigation is without merit and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. This first phase did not consider the issues of liability or damages, if any, related to the public nuisance claim. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. This was the first legal proceeding against the Company to go to trial relating to the Company's lead pigment and lead-based paint litigation. Additional legal proceedings pending in other jurisdictions have been scheduled for trial during 2003, and the Company believes it is possible that additional legal proceedings could be scheduled for trial during 2003 and subsequent years.

Litigation is inherently subject to many uncertainties. Adverse court rulings or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and will likely increase in number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which the Company and other manufacturers have been successful. Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the affect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the costs and potential liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any costs that may be incurred or potential liabilities that may result from such litigation or such legislation and regulations cannot reasonably be estimated. However, based upon, among other things, the outcome of such litigation to date, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "expects," "anticipates," "believes," "will," "will likely result," "will continue," "plans to," and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company's historical results and experience.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rates and value changes in foreign currencies. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. During the third quarter of 2002, the Company terminated the interest rate swap contracts related to the 6.85% notes. These interest rate swap contracts were described in detail in Note 7 of the Notes to Consolidated Financial Statements of the Company's 2001 Annual Report. The Company does not believe that any potential loss related to interest rate exposure would have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company also entered into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company's financial condition, results of operations or cash flows. There were no material changes in the Company's exposure to market risk since the disclosure in the 2001 Annual Report on Form 10-K.

                         ITEM 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Senior Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 5.           Other Information

Subsequent to the fiscal quarter ended September 30, 2002, the Audit Committee of the Board of Directors of the Company approved certain non-audit services to be performed by Ernst & Young LLP, the Company's independent auditors. These non-audit services are for domestic and foreign tax-related compliance and advisory services and other foreign accounting and advisory services.

Item 6.           Exhibits and Reports on Form 8-K.


         (a)      Exhibits.

                  (10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

                  (10)(b) The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002 (filed herewith).

                  (10)(c) 2002-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings Plan (1997/1999 Amendment and Restatement), dated August 31, 2002 (filed herewith).

                  (10)(d) The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002 (filed herewith).

                  (10)(e) 2002-2 Amendment to The Sherwin-Williams Company Key Management Deferred Compensation Savings Plan (1997/1999 Amendment and Restatement), dated August 31, 2002 (filed herewith).

                  (99)(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                  (99)(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (b)      Reports on Form 8-K.

                  (i) The Company filed a Current Report on Form 8-K, dated July 11, 2002, reporting under Item 5 that the Company had issued a press release regarding its sales and earnings expectations for the second quarter of 2002 and the full year 2002.

                  (ii) The Company filed a Current Report on Form 8-K, dated August 12, 2002, reporting under Item 9 that Christopher M. Connor, Chairman and Chief Executive Officer, and Sean P. Hennessy, Senior Vice President
                           - Finance and Chief Financial Officer, each filed with the Securities and Exchange Commission a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings as required by SEC Order 4-460 issued on June 27, 2002.

                  (iii) The Company filed a Current Report on Form 8-K, dated September 27, 2002, reporting under Item 5 that the Company had issued a press release regarding its sales and earnings expectations for the third quarter of 2002 and the full year 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE SHERWIN-WILLIAMS COMPANY

November 12, 2002                  By:      /s/ J.L. Ault
                                            ------------------------------------
                                            J.L. Ault
                                            Vice President-Corporate Controller

November 12, 2002                  By:      /s/ L.E. Stellato
                                            ------------------------------------
                                            L.E. Stellato
                                            Vice President, General Counsel and
                                            Secretary

                                 CERTIFICATIONS

I, Christopher M. Connor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Sherwin-Williams Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                   /s/ Christopher M. Connor
                                           -------------------------------------
                                           Christopher M. Connor
                                           Chairman and Chief Executive
                                           Officer

I, Sean P. Hennessy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Sherwin-Williams Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                   /s/ Sean P. Hennessy
                                           -------------------------------------
                                           Sean P. Hennessy
                                           Senior Vice President - Finance and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                EXHIBIT
-----------                -------

(10)(a) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

(10)(b) The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002 (filed herewith).

(10)(c) 2002-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings Plan (1997/1999 Amendment and Restatement), dated August 31, 2002 (filed herewith).

(10)(d) The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002 (filed herewith).

(10)(e) 2002-2 Amendment to The Sherwin-Williams Company Key Management Deferred Compensation Savings Plan (1997/1999 Amendment and Restatement), dated August 31, 2002 (filed herewith).

(99)(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(99)(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).