Form 10-K
period 2002-12-31
SHERWIN WILLIAMS CO
filed 2003-03-13
CIK 89800

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X   No
                                        ---    ---

    At January 31, 2003, 146,466,625 shares of common stock were outstanding, net of treasury shares. The aggregate market value of such common stock held by non-affiliates of the Registrant was $4,380,384,199 (computed by reference to the price at which the common stock was last sold on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter).

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 ("2002 Annual Report") are incorporated by reference into Parts I, II and IV of this report.

    Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          THE SHERWIN-WILLIAMS COMPANY

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.       Business....................................................    1
Item 2.       Properties..................................................    5
Item 3.       Legal Proceedings...........................................    7
Item 4.       Submission of Matters to a Vote of Security Holders.........    7
              Executive Officers of the Registrant........................    8

PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    9
Item 6.       Selected Financial Data.....................................   10
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   10
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................   10
Item 8.       Financial Statements and Supplementary Data.................   10
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   11

PART III
Item 10.      Directors and Executive Officers of the Registrant..........   11
Item 11.      Executive Compensation......................................   11
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................   11
Item 13.      Certain Relationships and Related Transactions..............   12
Item 14.      Controls and Procedures.....................................   12

PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................   13
              Signatures..................................................   16
              Certifications..............................................   18
              Exhibit Index...............................................   20

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the manufacture, distribution and sale of paints, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America. Its principal executive offices are located at 101 Prospect Avenue, N.W., Cleveland, Ohio 44115-1075, telephone
(216) 566-2000. As used in this report, the terms "Sherwin-Williams" and "Company" mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

AVAILABLE INFORMATION

     Our Internet website address is www.sherwin.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

     The Company's chief operating decision maker has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the global, diverse operations of the Company, the chief operating decision maker regularly receives discrete financial information about each reportable segment as well as a significant amount of additional financial information about certain aggregated divisions, business units and subsidiaries of the Company. The chief operating decision maker uses all such financial information for performance assessment and resource allocation decisions. Factors considered in determining the five reportable segments of the Company include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to the Board of Directors. The chief operating decision maker evaluates the performance of the Operating Segments and allocates resources based on profit or loss and cash generated from operations before income taxes, excluding corporate expenses and financing gains and losses. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 41 through 43 of the 2002 Annual Report, which is incorporated herein by reference.

PAINT STORES SEGMENT

     The Paint Stores Segment consists of 2,643 company-operated specialty paint stores in the United States, Canada, Virgin Islands, Puerto Rico and Mexico. Each division and business unit of the Segment is engaged in the related business activity of selling the Company's own manufactured paints, coatings and related products to end-use customers. During 2002, this Segment opened or acquired 70 net new stores, remodeled 16 and relocated 32. The net new stores consisted of 62 stores in the United States, 2 in Canada, 2 in Puerto Rico and 4 in Mexico. In 2001, there were 85 net new stores opened or acquired (83 in the United States). In 2000, 92 net new stores were opened or acquired (79 in the United States). This Segment also manufactures original equipment manufacturer
(OEM) product finishes sold through certain shared or dedicated paint stores and by direct outside sales representatives. In addition to stores, operations in Mexico include outside selling functions to dealers and other distributors.

     The Paint Stores Segment is the exclusive North American marketer and seller of Sherwin-Williams(R) branded architectural paints and coatings, industrial and marine products, OEM product finishes and related items produced by its product finishes manufacturing and by the Consumer Segment, including that Segment's Mexico manufacturing facility. The loss of any single customer would not have a material adverse effect on the business of this Segment.

CONSUMER SEGMENT

     The Consumer Segment develops, manufactures and distributes a variety of paints, coatings and related products to third party customers and the Paint Stores Segment. Approximately 46 percent of the total sales of the Consumer Segment in 2002, including inter-segment transfers, represented products sold through the Paint Stores Segment. Sales and marketing of certain control-branded and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Segment has sales to certain customers that, individually, may be a significant portion of the sales of the Segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the Segment. This Segment incurs most of the Company's capital expenditures related to ongoing environmental compliance measures.

AUTOMOTIVE FINISHES SEGMENT

     The Automotive Finishes Segment develops, manufactures and distributes a variety of motor vehicle finish, refinish and touch-up products primarily throughout North and South America, the Caribbean Islands and Italy. This Segment also licenses certain technology and trade names worldwide. Sherwin-Williams(R) branded automotive finish and refinish products are distributed throughout North America solely through this Segment's network of 128 company-operated automotive branches in the United States and 16 in Canada. Additional automotive branches in Jamaica (14) and Chile (21) complete this Segment's worldwide network. At December 31, 2002, this Segment included consolidated operations in 8 foreign countries and realized income from licensing agreements in 14 foreign countries.

INTERNATIONAL COATINGS SEGMENT

     The International Coatings Segment develops, licenses, manufactures and distributes a variety of paints, coatings and related products worldwide. The majority of the sales from licensees and subsidiaries occur in South America, the Segment's most important international market. This Segment sells its products through 34 company-operated specialty paint stores in Chile, 23 in Brazil and 1 in Uruguay and by outside selling functions to dealers and other distributors. At December 31, 2002, this Segment included consolidated operations in 7 foreign countries, 4 foreign joint ventures and income from licensing agreements in 19 foreign countries.

ADMINISTRATIVE SEGMENT

     The Administrative Segment includes the administrative expenses of the Company's corporate headquarters sites. This Segment includes interest expense which is unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other expenses which are not directly associated with any Operating Segment. Administrative expenses do not include any significant foreign operations. Also included in the Administrative Segment is a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company's headquarters site, and disposal of idle facilities. Sales of the Administrative Segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its operations. Gains and losses from the sale of property are not a significant operating factor in determining the performance of this Segment.

SEGMENT FINANCIAL INFORMATION

     For financial information regarding the Company's reportable segments, including net external sales, operating profit, identifiable assets and other information by segment, see Note 16 of the Notes to Consolidated

Financial Statements on pages 56 through 58 of the 2002 Annual Report, which is incorporated herein by reference.

DOMESTIC AND FOREIGN OPERATIONS

     Financial and other information regarding domestic and foreign operations is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 57 of the 2002 Annual Report, which is incorporated herein by reference.

     Additional information regarding risks attendant to foreign operations is set forth on page 29 of the 2002 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation," which is incorporated herein by reference.

BUSINESS DEVELOPMENTS

     For additional information regarding the Company's business and business developments, see pages 4, 5 and 10 through 19 of the 2002 Annual Report and the "Letter to Shareholders" on pages 6 through 9 of the 2002 Annual Report, which is incorporated herein by reference.

RAW MATERIALS AND PRODUCTS PURCHASED FOR RESALE

     Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Operating Segments anticipate any significant sourcing problems during 2003. There are sufficient suppliers of each product purchased for resale that none of the Operating Segments anticipate any significant sourcing problems during 2003.

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

     Paint Stores Segment: Sherwin-Williams(R), FlexBon Paints(TM), Old Quaker(TM), Mautz(R), Pro-Line(R), SeaGuard(R), Con-Lux(R), Mercury(R), Brod-Dugan(R), ArmorSeal(R), Kem(R) Hi-Temp, Cook(TM), Sher-Wood(R), Powdura(R), Polane(R) and Kem Aqua(R).

     Consumer Segment: Thompson's(R), Dutch Boy(R), Martin Senour(R), Cuprinol(R), Pratt & Lambert(R), H&C(TM), Rubberset(R), Dupli-Color(R), Minwax(R), White Lightning(R), Krylon(R), Formby's(R) and Red Devil(R).

     Automotive Finishes Segment: Sherwin-Williams(R), Martin Senour(R), Western(R), Lazzuril(TM), Excelo(TM), Baco(TM) and ScottWarren(TM).

     International Coatings Segment: Sherwin-Williams(R), Dutch Boy(R), Krylon(R), Kem-Tone(R), Pratt & Lambert(R), Minwax(R), Ronseal(TM), Colorgin(TM), Globo(TM), Pulverlack(TM), Sumare(TM), Andina(TM), Marson(TM) and Martin Senour(R).

PATENTS

     Although patents and licenses are not of material importance to the business of the Company as a whole or any Segment, the International Coatings Segment and the international operations of the Automotive Finishes Segment derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.

BACKLOG AND PRODUCTIVE CAPACITY

     Backlog orders are not significant in the business of any Operating Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill the Company's needs for paint and coatings products through 2003.

RESEARCH AND DEVELOPMENT

     For information regarding costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 42 of the 2002 Annual Report, which is incorporated herein by reference.

COMPETITION

     The Company experiences competition from many local, regional, national and international competitors of various sizes in the manufacture, distribution and sale of its paints, coatings and related products. The Company is a leading manufacturer and retailer of paints, coatings and related products to professional, industrial, commercial and retail customers, however, the Company's competitive position varies for its different products and markets.

     In the Paint Stores Segment, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, service and price determine the competitive advantage for this Segment.

     In the Consumer and International Coatings Segments, domestic and foreign competitors include manufacturers and distributors of branded and private labeled paints and coatings products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for these Segments.

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

EMPLOYEES

     The Company employed 25,752 persons at December 31, 2002.

ENVIRONMENTAL COMPLIANCE

     For additional information regarding environmental-related matters, see pages 28 and 29 of the 2002 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 7 and 11 of the Notes to Consolidated Financial Statements on pages 42, 50 and 53, respectively, of the 2002 Annual Report, which is incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "expects," "anticipates," "believes," "will," "will likely result," "will continue," "plans to" and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company's historical results and experience.

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

ITEM 2.  PROPERTIES

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

PAINT STORES SEGMENT

                            Manufacturing Facilities
                           -------------------------

Arlington, Texas                                                           Owned
Cincinnati, Ohio                                                           Owned
Columbus, Ohio                                                             Owned
Greensboro, North Carolina                                                 Owned
Grimsby, Ontario, Canada                                                   Owned
Harrisburg, Pennsylvania                                                  Leased
Ontario, California                                                       Leased
Rockford, Illinois                                                        Leased
Spartanburg, South Carolina                                               Leased
Sylmar, California                                                        Leased
Victorville, California                                                    Owned

CONSUMER SEGMENT

                            Manufacturing Facilities
                           -------------------------

Andover, Kansas                                                            Owned
Baltimore, Maryland                                                        Owned
Bedford Heights, Ohio                                                      Owned
Chicago, Illinois                                                          Owned
Coffeyville, Kansas                                                        Owned
Crisfield, Maryland                                                       Leased
Deshler, Ohio                                                              Owned
Elk Grove, Illinois                                                        Owned

Emeryville, California                                                     Owned
Ennis, Texas                                                               Owned
Flora, Illinois                                                            Owned
Fort Erie, Ontario, Canada                                                 Owned
Fort Myers, Florida                                                        Owned
Garland, Texas                                                             Owned
Greensboro, North Carolina                                                 Owned
Havre de Grace, Maryland                                                   Owned
Holland, Michigan                                                          Owned
Lawrenceville, Georgia                                                     Owned
Memphis, Tennessee                                                         Owned
Morrow, Georgia                                                            Owned
Norfolk, Virginia                                                         Leased
Olive Branch, Mississippi                                                  Owned
Orlando, Florida                                                           Owned
San Diego, California                                                     Leased
Vallejo, Mexico                                                            Owned

                            Distribution Facilities
                             ----------------------

Atlanta, Georgia                                                           Owned
Bedford Heights, Ohio                                                     Leased
Buford, Georgia                                                           Leased
Effingham, Illinois                                                       Leased
Fredericksburg, Pennsylvania                                               Owned
Guadalajara, Mexico                                                       Leased
Hermosillo, Mexico                                                        Leased
Mexico City, Mexico                                                        Owned
Monterrey, Mexico                                                         Leased
Reno, Nevada                                                               Owned
San Juan, Puerto Rico                                                     Leased
Vaughan, Ontario, Canada                                                  Leased
Waco, Texas                                                               Leased
Winter Haven, Florida                                                      Owned

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

INTERNATIONAL COATINGS SEGMENT

                            Manufacturing Facilities
                           -------------------------

Buenos Aires, Argentina                                                    Owned
Rio Grande do Sul, Brazil                                                 Leased
Santiago, Chile*                                                           Owned
Sao Paulo, Brazil(2)                                                       Owned
Sheffield, England                                                         Owned

                            Distribution Facilities
                             ----------------------

Buenos Aires, Argentina                                                    Owned
Dublin, Ireland                                                            Owned
Rio Grande do Sul, Brazil                                                 Leased
Santiago, Chile*                                                           Owned
Santiago, Chile                                                           Leased
Sao Paulo, Brazil(2)                                                       Owned
Lima, Peru                                                                Leased

* This facility is shared between the Automotive Finishes and International Coatings Segments.

     The operations of the Paint Stores Segment included 2,643 company-operated specialty paint stores, of which 207 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2002. These paint stores are divided into five separate operating divisions. The Chemical Coatings division is responsible for the manufacture of OEM product finishes and the sale of those products mainly through their 69 stores in the United States, Canada and Mexico. The remaining four divisions are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2002, the Mid Western Division operated 698 paint stores primarily located in the midwestern and upper west coast states, the Eastern Division operated 510 paint stores along the upper east coast and New England states and Canada, the Southeastern Division operated 641 paint stores principally covering the lower east and gulf coast states, Puerto Rico and the Virgin Islands, and the South Western Division operated 725 paint stores in the central plains, the lower west coast states and Mexico. The Paint Stores Segment opened or acquired 70 net new paint stores in 2002 and relocated 32.

     The Automotive Finishes Segment included 128 company-operated automotive branches, of which one was owned, in the United States and 51 leased company-operated stores and branches in Canada (16), Chile (21) and Jamaica (14) at December 31, 2002. The International Coatings Segment included 58 company-operated specialty paint stores, of which 5 were owned, in Chile (34), Brazil (23) and Uruguay (1). All real property within the Administrative Segment is owned by the Company. For additional information regarding real property within the Administrative Segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference. For additional information regarding real property leases, see Note 15 of the Notes to Consolidated Financial Statements on page 56 of the 2002 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding environmental-related matters and other legal proceedings, see pages 28 and 29 of the 2002 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 7 and 11 of the Notes to Consolidated Financial Statements on pages 42, 50 and 53, respectively, of the 2002 Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is the name, age and present position of each of the Executive Officers on March 13, 2003, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an Executive Officer. Executive Officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

                                                                                    Date When
                                                                                  First Elected
             Name                Age              Present Position                or Appointed
             ----                ---              ----------------                -------------
Christopher M. Connor            46    Chairman and Chief Executive Officer,          1994
                                       Director
Joseph M. Scaminace              49    President and Chief Operating Officer,         1994
                                       Director
Sean P. Hennessy                 45    Senior Vice President -- Finance and           2001
                                       Chief Financial Officer
Thomas E. Hopkins                45    Senior Vice President -- Human                 1997
                                       Resources
Conway G. Ivy                    61    Senior Vice President -- Corporate             1979
                                       Planning and Development
John L. Ault                     57    Vice President -- Corporate Controller         1987
John G. Morikis                  39    President, Paint Stores Group                  1999
Ronald P. Nandor                 43    President & General Manager, Automotive        2000
                                       Division
Thomas W. Seitz                  54    President & General Manager, Consumer          1999
                                       Division
Louis E. Stellato                52    Vice President, General Counsel and            1989
                                       Secretary
Alexander Zalesky                43    President & General Manager,                   2002
                                       International Division

     Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor served as Vice Chairman from October 1999 to April 2000 and President, Paint Stores Group from August 1997 to October 1999. Mr. Connor has served as a Director since October 1999. Mr. Connor has been employed with the Company since January 1983.

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

     Mr. Hennessy has served as Senior Vice President -- Finance and Chief Financial Officer since August 2001 and also served as Treasurer from August 2001 to August 2002. Mr. Hennessy served as Vice President -- Controller, Consumer Group from February 2000 to August 2001, Senior Vice President & Director, Chemical Coatings, Paint Stores Group from February 1999 to February 2000 and Vice President & Director, Chemical Coatings, Paint Stores Group from August 1997 to February 1999. Mr. Hennessy has been employed with the Company since September 1984.

     Mr. Hopkins has served as Senior Vice President -- Human Resources since February 2002. Mr. Hopkins served as Vice President -- Human Resources from August 1997 to February 2002. Mr. Hopkins has been employed with the Company since September 1981.

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

     Mr. Ault has served as Vice President -- Corporate Controller since January 1987. Mr. Ault has been employed with the Company since June 1976.

     Mr. Morikis has served as President, Paint Stores Group since October 1999. Mr. Morikis served as President & General Manager, Eastern Division, Paint Stores Group from July 1998 to October 1999 and Senior Vice President &
Director -- Marketing, Paint Stores Group from September 1997 to July 1998. Mr. Morikis has been employed with the Company since December 1984.

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

     Mr. Zalesky has served as President & General Manager, International Division, since October 2002. Prior to joining Sherwin-Williams, Mr. Zalesky was General Manager, Global Coatings, of Eastman Chemical Co. from July 2000 to October 2002, attended and graduated from the Sloan Fellows Program at the Massachusetts Institute of Technology from June 1999 to July 2000, and was Staff Assistant to the Vice Chairman of Eastman Chemical from June 1997 to June 1999. Mr. Zalesky has been employed with the Company since October 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sherwin-Williams common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at February 24, 2003 was 9,515.

     Information regarding market prices and dividend information with respect to Sherwin-Williams common stock is set forth on page 60 of the 2002 Annual Report, which is incorporated herein by reference.

     Information regarding shares of Sherwin-Williams common stock that may be issued under Sherwin-Williams' equity compensation plans is set forth in Item 12 of this report, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
(millions of dollars, except per share data)

                               2002     2001       2000     1999     1998
--------------------------------------------------------------------------
OPERATIONS
Net sales                     $5,185   $5,066     $5,212    $5,004  $4,934
Income before cumulative
  effect of change in
  accounting principle           311      263         16(a)    304     273
Net income                       128      263         16(a)    304     273
FINANCIAL POSITION
Total assets                  $3,432   $3,628     $3,751(a) $4,033  $4,051
Long-term debt                   507      504        621       622     730
Ratio of earnings to fixed
  charges (b)                    6.5X     5.2x       2.4x(a)   5.8x    5.0x
PER COMMON SHARE DATA
Income before cumulative
  effect of change in
  accounting
  principle -- basic          $ 2.07   $ 1.69     $  .10(a) $ 1.81  $ 1.58
Income before cumulative
  effect of change in
  accounting
  principle -- diluted          2.04     1.68        .10(a)   1.80    1.57
Net income -- basic              .85     1.69        .10(a)   1.81    1.58
Net income -- diluted            .84     1.68        .10(a)   1.80    1.57
Cash dividends                   .60      .58        .54       .48     .45

(a) Amount includes an impairment of other assets charge of $294 million ($1.80 per share) after tax. See Note 2 of the Notes to Consolidated Financial Statements on page 44 of the 2002 Annual Report, which is incorporated herein by reference.

(b) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 24 through 34 of the 2002 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk associated with interest rates and foreign currency exposure. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. During 2002, the Company terminated the interest rate swap contracts related to the 6.85% notes. These interest rate swap contracts are described in detail in Note 6 of the Notes to Consolidated Financial Statements on page 49 of the 2002 Annual Report. The Company does not believe that any potential loss related to interest rate exposure will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company also entered into foreign currency option and forward contracts to hedge against value changes in foreign currency. Foreign currency option and forward contracts are described in detail in Note 11 of the Notes to Consolidated Financial Statements on page 53 of the 2002 Annual Report. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 37 through 58 of the 2002 Annual Report under the captions entitled "Statements of Consolidated Income," "Consolidated Balance Sheets," "Statements of Consolidated Cash Flows," "Statements of Consolidated Shareholders' Equity and Comprehensive Income," and

"Notes to Consolidated Financial Statements," which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 14 of the Notes to Consolidated Financial Statements on pages 55 and 56 of the 2002 Annual Report, which is incorporated herein by reference. The Report of Independent Auditors is set forth on page 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Directors is set forth under the caption entitled "Election of Directors (Proposal 1)" in the Proxy Statement, which is incorporated herein by reference.

     The information regarding the Executive Officers is set forth under the caption entitled "Executive Officers of the Registrant" in Part I of this report, which is incorporated herein by reference.

     The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

     Our Internet website address is www.sherwin.com. We intend to disclose on our website any amendment to, or waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 8 through 15 of the Proxy Statement and under the caption entitled "Compensation of Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information regarding security ownership of certain beneficial owners and management is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about Sherwin-Williams common stock that may be issued under Sherwin-Williams' equity compensation plans as of December 31, 2002.

                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                          TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                             EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                         OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN(a))
-------------                            --------------------   --------------------   -----------------------
                                                 (a)                    (b)                      (c)
Equity compensation plans approved by
  security holders(1,2,3)                     15,178,222               $23.90                  979,055
Equity compensation plans not approved
  by security holders                                  0                   --                       --
          Total                               15,178,222               $23.90                  979,055

---------------

(1) Column (a) represents the number of shares of common stock that may be issued in connection with the exercise of outstanding stock options granted under The Sherwin-Williams Company 1984 Stock Plan, The Sherwin-Williams Company 1994 Stock Plan and The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors. The 1984 Stock Plan expired on February 15, 1994 and the 1994 Stock Plan expired on February 16, 2003, although outstanding stock options and restricted stock will continue in force in accordance with their terms. The Sherwin-Williams Company 2003 Stock Plan became effective on January 1, 2003. Upon the 2003 Stock Plan becoming effective, no further grants were made under the 1994 Stock Plan.

(2) Column (c) includes 723,888 shares of common stock remaining available for future awards of stock options, stock appreciation rights and restricted stock under the 1994 Stock Plan and 255,167 shares of common stock remaining available for future awards of stock options and restricted stock under the 1997 Stock Plan. As of January 1, 2003, no further grants were made under the 1994 Stock Plan. All of the shares remaining available under the 1997 Stock Plan may be awarded as restricted stock, however, no shares of restricted stock have been granted under the 1997 Stock Plan. Column (c) does not include the shares available for future issuance under the 2003 Stock Plan, which as of its effective date of January 1, 2003, totaled 8,500,000 shares plus the shares then remaining available under the 1994 Stock Plan. No more than ten percent (10%) of the total authorized shares of common stock available under the 2003 Stock Plan may be awarded as restricted stock.

(3) In addition, the following shares may also be available for issuance under the 2003 Stock Plan: (a) shares awarded under the 2003 Stock Plan or the 1994 Stock Plan that are forfeited or surrendered, (b) shares awarded under the 2003 Stock Plan or the 1994 Stock Plan that expire or terminate without issuance of shares of common stock, and (c) shares tendered by an employee to pay the exercise price of a stock option granted under the 2003 Stock Plan or the 1994 Stock Plan, and shares tendered by or withheld from an employee to satisfy withholding obligations in respect of a stock option, a stock appreciation right or restricted stock awarded under the 2003 Stock Plan or the 1994 Stock Plan. Under the 1997 Stock Plan, if a stock option or portion thereof expires or terminates for any reason without having been exercised in full, or if the rights of a participant in restricted stock terminates prior to the lapse of any substantial risk of forfeiture or restrictions on transfer relating thereto, the shares covered by such stock options or the shares of restricted stock shall be available for future awards under the 1997 Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions entitled "Certain Relationships and Related Transactions" and "Compensation of Directors" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 day period prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Senior Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements
              The following consolidated financial statements of the Company included in the 2002 Annual Report are incorporated by reference in
              Item 8. The Report of Independent Auditors is set forth on page 14 of this report.
              (i)     Statements of Consolidated Income for the years ended
                      December 31, 2002, 2001 and 2000 (page 37 of the 2002 Annual
                      Report)
              (ii)    Consolidated Balance Sheets at December 31, 2002, 2001 and
                      2000 (page 38 of the 2002 Annual Report)
              (iii)   Statements of Consolidated Cash Flows for the years ended
                      December 31, 2002, 2001 and 2000 (page 39 of the 2002 Annual
                      Report)
              (iv)    Statements of Consolidated Shareholders' Equity and
                      Comprehensive Income for the years ended December 31, 2002,
                      2001 and 2000 (page 40 of the 2002 Annual Report)
              (v)     Notes to Consolidated Financial Statements for the years
                      ended December 31, 2002, 2001 and 2000 (pages 41 through 58 of the 2002 Annual Report)
       (2)    Financial Statement Schedule
                      Schedule II -- Valuation and Qualifying Accounts and
                      Reserves for the years ended December 31, 2002, 2001 and
                      2000 is set forth on page 15 of this report. All other
                      schedules for which provision is made in the applicable
                      accounting regulations of the Securities and Exchange
                      Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
       (3)    Exhibits
                      See the Exhibit Index on pages 20 through 22 of this report.

(b) Reports on Form 8-K -- The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Sherwin-Williams Company
Cleveland, Ohio

     We have audited the consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 2002, 2001 and 2000, and the related statements of consolidated income, cash flows and shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 2002 incorporated by reference from the Company's Annual Report. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 2002, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As disclosed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and indefinite-lived intangible assets.

/s/ Ernst & Young LLP
Cleveland, Ohio
January 24, 2003

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(SCHEDULE II)
Changes in the allowance for doubtful accounts were as follows:

                                                              2002        2001        2000
--------------------------------------------------------------------------------------------
Beginning balance                                           $ 25,911    $ 21,818    $ 23,592
Bad debt expense                                              28,374      24,620      29,387
Uncollectible accounts written off, net of recoveries        (27,880)    (20,527)    (31,161)
--------------------------------------------------------------------------------------------
Ending balance                                              $ 26,405    $ 25,911    $ 21,818
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2003.

                                             THE SHERWIN-WILLIAMS COMPANY

                                             By: /s/ L. E. STELLATO
                                               ---------------------------------
                                                   L. E. Stellato, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 13, 2003.


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

* J. M. SCAMINACE                                            President and Chief Operating Officer,
-----------------------------------------------------------  Director
  J. M. Scaminace

* S. P. HENNESSY                                             Senior Vice President -- Finance and Chief
-----------------------------------------------------------  Financial Officer (Principal Financial
  S. P. Hennessy                                             Officer)

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

* J. C. BOLAND                                               Director
-----------------------------------------------------------
  J. C. Boland

* J. G. BREEN                                                Director
-----------------------------------------------------------
  J. G. Breen

* D. E. COLLINS                                              Director
-----------------------------------------------------------
  D. E. Collins

* D. E. EVANS                                                Director
-----------------------------------------------------------
  D. E. Evans

* S. J. KROPF                                                Director
-----------------------------------------------------------
  S. J. Kropf

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

By: /s/ L. E. STELLATO                                       March 13, 2003
-----------------------------------------------------------
        L. E. Stellato, Attorney-in-fact

                                 CERTIFICATIONS

I, Christopher M. Connor, certify that:

1. I have reviewed this annual report on Form 10-K of The Sherwin-Williams Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003                           By: /s/ CHRISTOPHER M. CONNOR
                                                --------------------------------------------------
                                                    Christopher M. Connor
                                                    Chairman and Chief Executive Officer

I, Sean P. Hennessy, certify that:

1. I have reviewed this annual report on Form 10-K of The Sherwin-Williams Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003                           By: /s/ SEAN P. HENNESSY
                                                --------------------------------------------------
                                                    Sean P. Hennessy
                                                    Senior Vice President -- Finance and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

 3.   (a)  Amended and Restated Articles of Incorporation of the
           Company, as amended through May 1, 2001, filed as Exhibit
           3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
      (b) Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No.
           1, dated April 29, 1988, to Form S-8 Registration Statement
           Number 2-91401, and incorporated herein by reference.
 4. (a) Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form
           S-3 Registration Statement 333-01093, dated February 20,
           1996, and incorporated herein by reference.
      (b) Amended and Restated 364-Day Revolving Credit Agreement, dated December 31, 1999, among the Company, The Chase
           Manhattan Bank, as Administrative Agent and Competitive
           Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
      (c)  Amendment No. 1 to Amended and Restated 364-Day Revolving
           Credit Agreement, dated December 1, 2000, among the Company,
           The Chase Manhattan Bank, as Administrative Agent and
           Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit
           4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
      (d)  Amendment No. 2 to Amended and Restated 364-Day Revolving
           Credit Agreement, dated December 28, 2001, among the
           Company, The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit
           4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
      (e)  Amendment and Restatement Agreement, dated December 27,
           2002, in respect of the Amended and Restated 364-Day
           Revolving Credit Agreement, among the Company, JPMorgan
           Chase Bank (as successor to The Chase Manhattan Bank), as
           Administrative Agent and Competitive Advance Facility Agent,
           Wachovia Bank, National Association, as Syndication Agent, and the financial institutions which are signatures thereto
           (filed herewith).
      (f) Amended and Restated Five Year Revolving Credit Agreement, dated January 3, 2000, among the Company, The Chase
           Manhattan Bank, as Administrative Agent and Competitive
           Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
      (g)  Amendment No. 1 to Amended and Restated Five Year Revolving
           Credit Agreement, dated December 1, 2000 and effective
           January 3, 2001, among the Company, The Chase Manhattan
           Bank, as Administrative Agent and Competitive Advance
           Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(e) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 2000, and incorporated herein by reference.
      (h) Indenture between Sherwin-Williams Development Corporation, as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as
           Exhibit 4(b) to Form S-3 Registration Statement Number
           33-6626, dated June 20, 1986, and incorporated herein by reference.
      (i)  Rights Agreement between the Company and The Bank of New
           York, as successor Rights Agent to KeyBank National
           Association, dated April 23, 1997, filed as Exhibit 1 to
           Form 8-A, dated April 24, 1997, and incorporated herein by reference.

10.  *(a)  Form of Director and Corporate Officer Indemnity Agreement
           filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     *(b) Employment Agreement, dated March 16, 1979, between C.G. Ivy and the Company filed as Exhibit 28(b) to Form S-3
           Registration Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.
     *(c) Amendment to Employment Agreement, dated February 22, 1996, between C.G. Ivy and the Company filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
     *(d) Forms of Severance Pay Agreements, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(e) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in
           Exhibit 10(d) filed as Exhibit 10(a) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2002, and incorporated herein by reference.
     *(f) The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002, filed as
           Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
     *(g)  The Sherwin-Williams Company Revised Key Management Deferred
           Compensation Plan, dated July 24, 2002, filed as Exhibit
           10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
     *(h)  Form of Executive Disability Income Plan filed as Exhibit
           10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(i) Form of Executive Life Insurance Plan filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
     *(j)  Form of The Sherwin-Williams Company Management Compensation
           Program filed as Exhibit 10(j) to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
     *(k) The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as
           Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
     *(l)  The Sherwin-Williams Company 2003 Stock Plan, filed as
           Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
     *(m)  The Sherwin-Williams Company 1997 Stock Plan for Nonemployee
           Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
     *(n)  The Sherwin-Williams Company Director Deferred Fee Plan
           (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
     *(o)  Consulting Agreement, dated May 1, 2000, between John G.
           Breen and the Company filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
     *(p) Amended and Restated Split-Dollar Life Insurance Agreement, dated August 18, 2000, among the Company, National City Bank and John G. Breen filed as Exhibit 10(c) to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
     *(q)  Salary Continuation and Death Benefit Plan Agreement, dated
           August 18, 2000, between John G. Breen and the Company filed as Exhibit 10(d) to the Company's Quarterly Report on Form
           10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

13. The 2002 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of the 2002 Annual Report which are specifically incorporated by reference in this report, the 2002 Annual Report shall not be deemed "filed" as part of this report.
21.        Subsidiaries (filed herewith).
23. Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
24.   (a)  Powers of Attorney (filed herewith).
      (b)  Certified Resolution Authorizing Signature by Power of
           Attorney (filed herewith).
99.   (a)  Certification of Chief Executive Officer Pursuant to 18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
      (b)  Certification of Chief Financial Officer Pursuant to 18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.