Form 10-Q
period 2003-03-31
SHERWIN WILLIAMS CO
filed 2003-05-13
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period Ended March 31, 2003
                                           --------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from _______ to _______



Commission file number 1-4851
                       ------



                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  OHIO                                          34-0526850
------------------------------------------                   -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)



101 Prospect Avenue, N.W., Cleveland, Ohio                       44115-1075
------------------------------------------                   -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value - 146,824,706 shares as of April 30, 2003.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                           Three months ended March 31,
                                                           ----------------------------
                                                               2003            2002
                                                           -----------     ------------

Net sales                                                  $ 1,148,461     $ 1,149,178
Cost of goods sold                                             646,697         657,074
Gross profit                                                   501,764         492,104
  Percent to net sales                                            43.7%           42.8%
Selling, general and administrative expenses                   440,450         422,186
  Percent to net sales                                            38.4%           36.7%
Interest expense                                                10,091          10,692
Interest and net investment income                              (1,490)           (789)
Other expense - net                                              4,206           3,910
                                                           -----------     -----------
Income before income taxes and cumulative
  effect of change in accounting principle                      48,507          56,105
Income taxes                                                    17,705          21,320
                                                           -----------     -----------
Income before cumulative effect
  of change in accounting principle                             30,802          34,785
Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                  (183,136)
                                                           -----------     -----------
Net income (loss)                                          $    30,802     $  (148,351)
                                                           ===========     ===========

Income (loss) per share:
     Basic:
       Before cumulative effect of
         change in accounting principle                    $      0.21     $      0.23
       Cumulative effect of change in accounting
         principle - net of income taxes                                         (1.21)
                                                           -----------     -----------
       Net income (loss)                                   $      0.21     $     (0.98)
                                                           ===========     ===========

     Diluted:
       Before cumulative effect of
         change in accounting principle                    $      0.21     $      0.23
       Cumulative effect of change in accounting
         principle - net of income taxes                                         (1.21)
                                                           -----------     -----------
       Net income (loss)                                   $      0.21     $     (0.98)
                                                           ===========     ===========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                           MARCH 31,     December 31,     March 31,
                                                                              2003           2002           2002
                                                                          -----------    ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                               $    12,834    $   164,012    $    19,333
  Accounts receivable, less allowance                                         553,816        493,935        597,862
  Inventories:
    Finished goods                                                            583,612        534,984        564,802
    Work in process and raw materials                                          78,700         89,666         87,932
                                                                          -----------    -----------    -----------
                                                                              662,312        624,650        652,734
  Deferred income taxes                                                       116,319        116,228        109,267
  Other current assets                                                        112,390        107,168        149,055
                                                                          -----------    -----------    -----------
         Total current assets                                               1,457,671      1,505,993      1,528,251

Goodwill                                                                      551,759        552,207        562,253
Intangible assets                                                             184,290        186,039        188,659
Deferred pension assets                                                       414,992        414,589        400,105
Other assets                                                                  127,773        108,884        102,357

Property, plant and equipment                                               1,602,144      1,577,505      1,539,019
  Less allowances for depreciation                                            930,789        912,905        886,748
                                                                          -----------    -----------    -----------
                                                                              671,355        664,600        652,271
                                                                          -----------    -----------    -----------
Total assets                                                              $ 3,407,840    $ 3,432,312    $ 3,433,896
                                                                          ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                   $    98,825                   $   219,844
  Accounts payable                                                            530,146    $   522,339        469,802
  Compensation and taxes withheld                                              87,671        146,987         91,165
  Current portion of long-term debt                                            13,907         15,001         12,280
  Other accruals                                                              278,229        297,991        296,787
  Accrued taxes                                                               109,151        101,178        108,561
                                                                          -----------    -----------    -----------
         Total current liabilities                                          1,117,929      1,083,496      1,198,439

Long-term debt                                                                506,456        506,682        503,528
Postretirement benefits other than pensions                                   214,536        213,749        211,252
Other long-term liabilities                                                   289,207        286,495        242,546

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    6,193, 41,806 and 128,481 shares outstanding
    at March 31, 2003, December 31, 2002 and
    March 31, 2002, respectively                                                6,193         41,806        128,481
  Unearned ESOP compensation                                                   (6,193)       (41,806)      (128,481)
  Common stock - $1.00 par value:
    146,848,643, 148,910,487 and 152,728,955 shares
    outstanding at March 31, 2003, December 31, 2002
    and March 31, 2002, respectively                                          210,326        209,836        208,544
  Other capital                                                               267,896        265,635        211,235
  Retained earnings                                                         2,165,469      2,157,485      1,949,691
  Treasury stock, at cost                                                  (1,102,521)    (1,029,894)      (884,969)
  Cumulative other comprehensive loss                                        (261,458)      (261,172)      (206,370)
                                                                          -----------    -----------    -----------
Total shareholders' equity                                                  1,279,712      1,341,890      1,278,131
                                                                          -----------    -----------    -----------
Total liabilities and shareholders' equity                                $ 3,407,840    $ 3,432,312    $ 3,433,896
                                                                          ===========    ===========    ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars


                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                    2003               2002
                                                                  ---------         ---------
OPERATING ACTIVITIES
Net income (loss)                                                 $  30,802         $(148,351)
Adjustments to reconcile net income to net operating cash:
    Cumulative effect of change in accounting principle                               183,136
    Impairment of long-lived assets held for use                                        8,997
    Depreciation                                                     25,368            25,280
    Amortization of finite-lived intangible assets                    2,849             2,739
    Increase in deferred pension assets                                (403)           (6,518)
    Net increase in postretirement liability                            787             1,289
    Other                                                             3,448             1,434
Change in current assets and liabilities-net                       (165,503)         (180,815)
Other                                                                (9,056)            1,611
                                                                  ---------         ---------

   Net operating cash                                              (111,708)         (111,198)

INVESTING ACTIVITIES
Capital expenditures                                                (32,964)          (18,365)
Acquisitions of businesses                                                            (27,405)
Increase in other investments                                        (8,912)          (12,924)
Proceeds from sale of assets                                                           11,001
Other                                                                (2,795)           (3,338)
                                                                  ---------         ---------

   Net investing cash                                               (44,671)          (51,031)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                98,825           219,844
Increase in long-term debt                                                              2,000
Payments of long-term debt                                           (1,094)         (100,629)
Payments of cash dividends                                          (22,818)          (22,885)
Proceeds from stock options exercised                                 2,000            10,432
Treasury stock purchased                                            (72,627)          (47,685)
Other                                                                   (91)              147
                                                                  ---------         ---------

   Net financing cash                                                 4,195            61,224
                                                                  ---------         ---------

Effect of exchange rate changes on cash                               1,006             1,524
                                                                  ---------         ---------

Net decrease in cash and cash equivalents                          (151,178)          (99,481)
Cash and cash equivalents at beginning of year                      164,012           118,814
                                                                  ---------         ---------

Cash and cash equivalents at end of period                        $  12,834         $  19,333
                                                                  =========         =========

Income taxes paid                                                 $   6,749         $  22,597
Interest paid                                                        18,927            21,979




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 2003 and 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the first quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.


NOTE B--DIVIDENDS

Dividends paid on common stock during the first quarters of 2003 and 2002 were $.155 per common share and $.15 per common share, respectively.


NOTE C--OTHER EXPENSE - NET

Items included in Other expense - net are as follows:

                                                          Three months ended
(Thousands of dollars)                                         March 31,
                                                       ------------------------
                                                         2003             2002
                                                       -------          -------
Dividend and royalty income                            $  (709)         $  (958)
Net expense from financing
  and investing activities                               1,450            1,713
Foreign currency related losses                          2,539            3,584
Other income                                              (111)          (1,101)
Other expense                                            1,037              672

The net expense from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

NOTE D--DISPOSITION AND TERMINATION OF OPERATIONS

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. Prior to January 1, 2003, upon commitment to a formal shutdown plan of an operating facility, provisions were made for all estimated qualified exit costs in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Beginning January 1, 2003, the Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Qualified exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Adjustments may be made for subsequent revisions in estimated fair value, not to exceed original asset carrying value before impairment.

The following table summarizes the remaining liabilities for qualified exit costs at March 31, 2003 and activity for the three month period then ended:

(Thousands of dollars)                                                         Actual         Adjustments to
                                            Balance at      Provisions      expenditures    prior provisions      Balance at
                                           December 31,     in Cost of       charged to          in Other           March 31,
                    Exit Plan                  2002         goods sold        accrual         expense - net           2003
-------------------------------------    ---------------   -------------   --------------   -----------------   ---------------
Consumer manufacturing facility:
   Severance and related costs              $    133                          $  (85)                             $     48
   Other exit costs                            2,790                            (226)                                2,564
Paint Stores manufacturing facility:
   Severance and related costs
   Other exit costs                              333                             (46)                                  287
Automotive Finishes research centers:
   Other exit costs                              574                                                                   574
Exit costs initiated prior to 2000            12,647                            (232)                               12,415
                                            --------       --------           ------          ---------           --------
Totals                                      $ 16,477                          $ (589)                             $ 15,888
                                            ========       ========           ======          =========           +=======


For further details on the disposition and termination of operations, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


NOTE E--PRODUCT WARRANTIES

Changes in the Company's accrual for product warranty claims during the first quarter of 2003, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)

Balance at December 31, 2002        $15,510
Charges to expense                    5,484
Settlements                           4,538
                                    -------
Balance at March 31, 2003           $16,456
                                    =======

For further details on the Company's accrual for product warranty claims, see
Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE F--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

                                                     Three months ended
(Thousands of dollars)                                    March 31,
                                                ---------------------------
                                                   2003             2002
                                                ---------         ---------
Net income (loss)                               $  30,802         $(148,351)
Foreign currency translation adjustments             (286)           (1,817)
                                                ---------         ---------
Comprehensive income (loss)                     $  30,516         $(150,168)
                                                =========         =========

NOTE G--STOCK-BASED COMPENSATION

At March 31, 2003, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as more fully described in the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002. Pro-forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation." Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that statement, is illustrated in the following table:


                                                                Three months ended
(Thousands of dollars except per share data)                        March 31,
                                                            ----------------------------
                                                              2003                2002
                                                            --------           ---------

Net income (loss), as reported                               $30,802           $(148,351)
Add:  Total stock-based compensation expense
      included in the determination of net income
      as reported, net of related tax effects                    488                 488
Less: Total stock-based compensation expense
      determined under fair value based method for
      all awards, net of related tax effects                  (3,381)             (2,635)
                                                            --------           ---------
Pro forma net income (loss)                                  $27,909           $(150,498)
                                                            ========           =========
Net income (loss) per share:
      Basic - as reported                                       $.21               $(.98)
      Basic - pro-forma                                         $.19               $(.99)
      Diluted - as reported                                     $.21               $(.98)
      Diluted - pro-forma                                       $.19               $(.99)

NOTE H--INCOME (LOSS) PER COMMON SHARE


                                                                       Three months ended March 31,
                                                                  -----------------------------------
(Thousands of dollars except per share data)                            2003                  2002
                                                                  -------------         -------------

Income before cumulative effect
  of change in accounting principle                               $      30,802         $      34,785

Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                 (183,136)
                                                                  -------------         -------------
Net income (loss)                                                 $      30,802         $    (148,351)
                                                                  =============         =============

Basic
     Average common shares outstanding                              145,841,044           151,693,590
                                                                  =============         =============

     Income (loss) per common share:
       Income before cumulative effect
         of change in accounting principle                        $        0.21         $        0.23

       Cumulative effect of change in accounting principle                                      (1.21)
                                                                  -------------         -------------
       Net income (loss)                                          $        0.21         $       (0.98)
                                                                  =============         =============


Diluted
     Average common shares outstanding                              145,841,044           151,693,590
     Non-vested restricted stock grants                                 528,667
     Stock options - treasury stock method                            1,590,647
                                                                  -------------         -------------
     Average common shares assuming dilution                        147,960,358           151,693,590
                                                                  =============         =============

     Income (loss) per common share:
       Income before cumulative effect
         of change in accounting principle                        $        0.21         $        0.23

       Cumulative effect of change in accounting principle                                      (1.21)

                                                                  -------------         -------------
       Net income (loss)                                          $        0.21         $       (0.98)
                                                                  =============         =============

NOTE I--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."



Net External Sales/Operating Profit
------------------------------------

                                                2003                                  2002
                                    ----------------------------         ----------------------------
(Thousands of dollars)                 NET              SEGMENT              Net             Segment
                                     EXTERNAL          OPERATING           External         Operating
                                      SALES             PROFIT              Sales            Profit
                                    ----------        ----------         ----------        ----------
THREE MONTHS ENDED MARCH 31:
Paint Stores                        $  716,271        $   29,941         $  695,898        $   40,068
Consumer                               266,167            39,080            278,779            43,156
Automotive Finishes                    106,446            10,083            111,559            11,427
International Coatings                  57,803              (259)            61,416            (8,533)
Administrative                           1,774           (30,338)             1,526           (30,013)
                                    ----------        ----------         ----------        ----------
  Consolidated totals               $1,148,461        $   48,507         $1,149,178        $   56,105
                                    ==========        ==========         ==========        ==========



Intersegment Transfers
----------------------

                                  Three months ended March 31,
                                  ----------------------------
(Thousands of dollars)                2003            2002
                                   --------        --------
     Paint Stores                  $    110        $    413
     Consumer                       212,832         209,918
     Automotive Finishes              8,148           5,456
     International Coatings             182             291
     Administrative                   1,079           1,045
                                   --------        --------
       Segment totals              $222,351        $217,123
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

Net external sales and operating profits of all consolidated foreign subsidiaries were $114.6 million and $1.6 million, respectively, for the first quarter of 2003, and $120.7 million and $0.9 million, respectively, for the first quarter of 2002. Long-lived assets of these subsidiaries totaled $96.0 million and $111.8 million at March 31, 2003 and 2002, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.


NOTE J--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests in accordance with SFAS No. 142. During the first quarter 2002, the Company recognized a transitional impairment charge of $247,612 ($183,136 after tax or $1.21 per share) as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite-lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. Impairment of indefinite-lived intangible assets amounted to $118,220 ($77,422 after tax or $.51 per share) and impairment of goodwill amounted to $129,392 ($105,714 after tax or $.70 per share). The impairment of indefinite-lived intangible assets was due primarily to a shortfall in sales from levels anticipated at the time of acquisition and related principally to trademarks in the Consumer Segment associated with the acquisition of Thompson Minwax Holding Corp. In addition, certain trademarks in the International Coatings Segment were impaired. The impairment of goodwill relates primarily to international operations in the International Coatings and Automotive Finishes Segments. Weakening foreign currency exchange rates and economic conditions, particularly in South America, have negatively impacted profit and cash flow in U.S. dollars. Fair values of indefinite-lived intangible assets and goodwill were estimated using a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets.


NOTE K--IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not created or entered into any variable interest entities after January 31, 2003 and is currently reviewing whether any variable interest entities were created or entered into prior to February 1, 2003. Management does not believe the consolidation of any variable interest entities discovered will have a material effect on the Company's results of operations, financial condition or liquidity.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management's best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

There have been no significant changes in the Company's accruals for environmental remediation-related activities or qualified exit costs since the year ended December 31, 2002. There have been no significant changes in the critical accounting policies or management estimates since the year ended December 31, 2002. A discussion of the Company's critical accounting policies and related management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

FINANCIAL CONDITION

Cash and cash equivalents decreased $151.2 million and short-term borrowings increased $98.8 million during the first three months of 2003 related primarily to the seasonality of the coatings business. Short-term borrowings primarily relate to the Company's commercial paper program, which had unused borrowing availability of $619.2 million at March 31, 2003. This program is backed by the Company's revolving credit agreements. Available cash and the proceeds from short-term borrowings were used for normal seasonal increases in working capital balances of $165.5 million, treasury stock purchases of $72.6 million and cash dividends of $22.8 million. The Company's current ratio declined to 1.30 from
1.39 at December 31, 2002. The decrease in this ratio is primarily due to the increased short-term borrowings.

Since March 31, 2002, cash generated by operations of $558.4 million was used primarily for capital expenditures of $141.1 million, treasury stock purchases of $215.3 million, cash dividends of $90.9 million and reductions in short-term borrowings of $118.8 million. Due to the seasonality of the Company's business and the need for available cash prior to the primary selling season and subsequent collection of related accounts receivable, the Company expects to remain in a short-term borrowing position throughout most of 2003.

Capital expenditures during the first quarter of 2003 primarily represented expenditures associated with new store openings, normal equipment replacement in the Paint Stores Segment and completion of a new distribution center in the Consumer Segment. We do not anticipate the need for any specific external financing to support our capital programs during the remainder of 2003.

During the first quarter of 2003, the Company purchased 2,552,000 shares of its common stock for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at March 31, 2003 to purchase approximately 7.7 million shares of its common stock.

The Company's past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that the litigation is without merit and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. Legal proceedings pending in certain jurisdictions have been scheduled for trial during 2003, and the Company believes it is possible that additional legal proceedings could be scheduled for trial during 2003 and subsequent years.

Litigation is inherently subject to many uncertainties. Adverse court rulings or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which the Company and other manufacturers have been successful. Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the affect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any costs that may be incurred or potential liabilities that may result from such litigation or such legislation and regulations cannot reasonably be estimated. However, based upon, among other things, the outcome of such litigation to date, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

The Company accrues for environmental-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. These estimated costs are determined based on currently available facts regarding each site. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. The Company's environmental-related contingent liabilities are expected to be resolved over an extended period of time. There were no significant changes in currently available facts or in the accrual for environmental-related activities during the first quarter of 2003.

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

Due to the uncertainties surrounding the investigations and remediation activities at some of the Company's sites and third-party sites, the Company's ultimate liability may result in costs that are significantly higher than currently accrued. In such event, the recording of the liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. The Company does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity or cash flow.

There have been no significant changes to the Company's contractual obligations and commercial commitments in the first quarter of 2003 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

There have been no significant changes to the Company's accrual for product warranty claims in the first quarter of 2003 as disclosed in Note E.

RESULTS OF OPERATIONS

Consolidated net sales for the quarter decreased 0.1 percent to $1.148 billion from $1.15 billion in the first quarter last year. A continuing poor domestic industrial sector, harsh weather, changes in the buying patterns of some retail customers and weak currency exchange rates adversely impacted first quarter sales. Excluding the effects of currency exchange fluctuations relative to last year, consolidated net sales increased 1.3 percent for the first quarter. Net sales in the Paint Stores Segment increased 2.9 percent in the quarter to $716.3 million from $695.9 million last year, due to strong architectural paint sales, partially offset by weak industrial maintenance and product finishes sales. Comparable-store sales, which are sales from stores open for more than twelve calendar months, were flat with last year's first quarter. Net sales of the Consumer Segment decreased 4.5 percent in the first quarter to $266.2 million from $278.8 million last year. The sales shortfall was due primarily to changes by some of the Segment's largest retail customers in their ordering or promotional patterns, the readjustment of store count by a major retailer, the impact of harsh weather and stringent inventory control relating to the slow domestic economy. The Automotive Finishes Segment's first quarter net sales decreased 4.6 percent to $106.4 million from $111.6 million last year. Excluding the effects of currency exchange fluctuations relative to last year, net sales for this Segment were up slightly for the quarter, primarily due to improved foreign sales offset by a decline in the collision repair market in the U.S. Net sales in the International Coatings Segment were down 5.9 percent to $57.8 million in the quarter. The sales decrease in U. S. dollars was due primarily to unfavorable currency exchange rates in South America. Excluding the effects of currency exchange fluctuations relative to last year, net sales for the Segment increased 9.5 percent for the first quarter.

Consolidated gross profit as a percent of sales increased to 43.7 percent, or $9.7 million, in the first quarter of 2003 from 42.8 percent in the first quarter of 2002. Excluding a charge of $6.5 million included in cost of goods sold in the first quarter of 2002 related to the charge for impairment of long-lived assets in accordance with SFAS No. 144, gross profit for the first quarter 2003 increased $3.2 million as compared with last year. The Paint Stores Segment's gross profit for the first quarter was higher than last year by $10.7 million due primarily to higher do-it-yourself (DIY) architectural paint sales. The Consumer Segment's first quarter gross profit decreased $4.7 million from last year due to lower volume sales and related lower manufacturing absorption. The Automotive Finishes Segment's margins, in light of decreased sales, remained essentially flat during the first quarter of 2003 due to continued manufacturing efficiencies. Excluding the impairment charge during the first quarter of 2002, the International Coatings Segment's first quarter gross profit was $2.7 million lower than last year due to economic and competitive pressures.

Consolidated selling, general and administrative expenses as a percent of sales increased to 38.4 percent, or $18.3 million, in the first quarter of 2003 from
36.7 percent in the first quarter of 2002. In the Paint Stores Segment, increased spending of $18.2 million was due primarily to investments incurred to maintain superior customer service, incremental expenses associated with new and acquired stores, increased pension expense and increased utility costs. The Consumer Segment's SG&A percent of sales ratio was favorable to last year in the first quarter primarily due to continued cost control. The Automotive Segment's SG&A expenses as a percent of sales was unfavorable to last year in the first quarter primarily due to lower sales levels and increased pension expense. First quarter SG&A expense as a percent of sales was favorable to last year in the International Coatings Segment primarily due to tight expense control that was partially offset by a $2.5 million long-lived asset impairment charge recorded in the first quarter of 2002.

Decreased interest expense in the first quarter of 2003 versus 2002 was due to lower average outstanding short-term and long-term debt.

Other expense - net was $.3 million higher for the first quarter of 2003 compared to 2002. See Note C for discussion of items included in Other expense - net.

Income for the quarter decreased $4.0 million, or 11.5 percent, to $30.8 million from $34.8 million in 2002 before cumulative effect of change in accounting principle. The decline in after-tax income was due in part to an increase in pre-tax pension expense of $6.4 million and selling, general and administrative expense increases that were only partially offset by increased gross profit and a reduced effective tax rate. Diluted income per common share was $.21 per share compared to $.23 per share before cumulative effect of change in accounting principle in 2002 (see Note H for the basic and diluted income per common share calculation). In the first quarter of 2002, the Company recorded an after-tax transitional impairment charge of $183.1 million, or $1.21 per share, as a cumulative effect of change in accounting principle for indefinite-lived intangible assets and goodwill (see Note J for discussion of the cumulative effect of change in accounting principle).

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

These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material availability and pricing; (d) changes in the Company's relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (g) changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; (h) risks and uncertainties associated with the Company's expansion into and its operations in China, South America and other foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, unrest and other external economic and political factors; (i) the achievement of growth in developing markets, such as China, Mexico and South America; (j) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (k) inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; (l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rates and value changes in foreign currencies. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company does not believe that any potential loss related to interest rate exposure would have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company enters into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company's financial condition, results of operations or cash flows. There were no material changes in the Company's exposure to market risk since the disclosure included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                         ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Senior Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic SEC reports. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

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

         (b) Reports on Form 8-K.

            (i) The Company filed a Current Report on Form 8-K, dated March 10,
                2003, reporting under Item 5 that the Company had issued a press release regarding its sales and earnings expectations for the first quarter of 2003 and the full year 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE SHERWIN-WILLIAMS COMPANY


May 13, 2003                            By: /s/ J.L. Ault
                                            ------------------------------------
                                            J.L. Ault
                                            Vice President-Corporate Controller


May 13, 2003                            By: /s/ L.E. Stellato
                                            ------------------------------------
                                            L.E. Stellato
                                            Vice President, General Counsel and
                                            Secretary


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

Date: May 13, 2003                      /s/ Christopher M. Connor
                                        ----------------------------------------
                                        Christopher M. Connor
                                        Chairman and Chief Executive Officer


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

Date: May 13, 2003                      /s/ Sean P. Hennessy
                                        ----------------------------------------
                                        Sean P. Hennessy
                                        Senior Vice President - Finance and
                                        Chief Financial Officer

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