Form 10-Q
period 2003-06-30
SHERWIN WILLIAMS CO
filed 2003-08-14
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period Ended June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from_______to ______

Commission file number 1-4851

                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                             34-0526850
---------------------------------                   ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

101 Prospect Avenue, N.W., Cleveland, Ohio                   44115-1075
------------------------------------------          ----------------------------
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

Common Stock, $1.00 Par Value - 145,968,940 shares as of July 31, 2003.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (LOSS) (UNAUDITED)
Thousands of dollars, except per share data

                                                    Three months ended June 30,      Six months ended June 30,
                                                    ---------------------------     ---------------------------
                                                       2003            2002            2003            2002
                                                    -----------     -----------     -----------     -----------
Net sales                                           $ 1,471,678     $ 1,453,198     $ 2,620,139     $ 2,602,376
Cost of goods sold                                      805,926         801,388       1,452,624       1,458,462
Gross profit                                            665,752         651,810       1,167,515       1,143,914
  Percent to net sales                                     45.2%           44.9%           44.6%           44.0%
Selling, general and administrative expenses            484,082         465,517         924,532         887,703
  Percent to net sales                                     32.9%           32.0%           35.3%           34.1%
Interest expense                                          9,952          10,127          20,044          20,818
Interest and net investment income                         (920)           (951)         (2,410)         (1,740)
Other expense - net                                        (793)          3,688           3,412           7,600
                                                    -----------     -----------     -----------     -----------
Income before income taxes and cumulative
  effect of change in accounting principle              173,432         173,429         221,937         229,533
Income taxes                                             63,302          65,903          81,007          87,223
                                                    -----------     -----------     -----------     -----------
Income before cumulative effect
  of change in accounting principle                     110,130         107,526         140,930         142,310
Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                           (183,136)
                                                    -----------     -----------     -----------     -----------
Net income (loss)                                   $   110,130     $   107,526     $   140,930     $   (40,826)
                                                    ===========     ===========     ===========     ===========
Income per share:
    Basic:
      Before cumulative effect of
        change in accounting principle              $      0.76     $      0.71     $      0.97     $      0.94
      Cumulative effect of change in accounting
        principle - net of income taxes                                                                   (1.21)
                                                    -----------     -----------     -----------     -----------
     Net income (loss)                              $      0.76     $      0.71     $      0.97     $     (0.27)
                                                    ===========     ===========     ===========     ===========
    Diluted:
      Before cumulative effect of
        change in accounting principle              $      0.75     $      0.70     $      0.95     $      0.93
      Cumulative effect of change in accounting
        principle - net of income taxes                                                                   (1.20)
                                                    -----------     -----------     -----------     -----------
     Net income (loss)                              $      0.75     $      0.70     $      0.95     $     (0.27)
                                                    ===========     ===========     ===========     ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                       JUNE 30,      December 31,      June 30,
                                                                        2003            2002             2002
                                                                     -----------     ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                          $    20,016     $   164,012     $    11,503
  Accounts receivable, less allowance                                    675,750         493,935         687,259
  Inventories:
    Finished goods                                                       556,205         534,984         529,258
    Work in process and raw materials                                     96,207          89,666          83,113
                                                                     -----------     -----------     -----------
                                                                         652,412         624,650         612,371
  Deferred income taxes                                                  116,530         116,228         108,124
  Other current assets                                                   110,186         107,168         131,678
                                                                     -----------     -----------     -----------
      Total current assets                                             1,574,894       1,505,993       1,550,935

Goodwill                                                                 552,959         552,207         555,799
Intangible assets                                                        183,213         186,039         197,409
Deferred pension assets                                                  415,361         414,589         406,942
Other assets                                                             126,427         108,884         108,695

Property, plant and equipment                                          1,631,224       1,577,505       1,555,341
  Less allowances for depreciation                                       951,753         912,905         904,397
                                                                     -----------     -----------     -----------
                                                                         679,471         664,600         650,944
                                                                     -----------     -----------     -----------
Total assets                                                         $ 3,532,325     $ 3,432,312     $ 3,470,724
                                                                     ===========     ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                              $    51,996
  Accounts payable                                                   $   569,998     $   522,339         530,774
  Compensation and taxes withheld                                        121,277         146,987         122,037
  Current portion of long-term debt                                       12,474          15,001          13,481
  Other accruals                                                         285,749         297,991         302,667
  Accrued taxes                                                          170,332         101,178         175,952
                                                                     -----------     -----------     -----------
      Total current liabilities                                        1,159,830       1,083,496       1,196,907

Long-term debt                                                           505,515         506,682         507,244
Postretirement benefits other than pensions                              215,329         213,749         212,551
Other long-term liabilities                                              283,011         286,495         237,017

Shareholders' equity:
  Preferred stock - convertible, participating, no par
  value:
    41,806 and 105,351 shares outstanding at
    December 31, 2002 and June 30, 2002, respectively                                     41,806         105,351
  Unearned ESOP compensation                                                             (41,806)       (105,351)
  Common stock - $1.00 par value:
    146,019,322, 148,910,487 and 151,646,746 shares
    outstanding at June 30, 2003, December 31, 2002
    and June 30, 2002, respectively                                      210,557         209,836         209,587
  Other capital                                                          273,226         265,635         231,049
  Retained earnings                                                    2,252,843       2,157,485       2,034,238
  Treasury stock, at cost                                             (1,128,204)     (1,029,894)       (936,525)
  Cumulative other comprehensive loss                                   (239,782)       (261,172)       (221,344)
                                                                     -----------     -----------     -----------
Total shareholders' equity                                             1,368,640       1,341,890       1,317,005
                                                                     -----------     -----------     -----------
Total liabilities and shareholders' equity                           $ 3,532,325     $ 3,432,312     $ 3,470,724
                                                                     ===========     ===========     ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                         Six months ended June 30,
                                                                         -------------------------
                                                                            2003          2002
                                                                          ---------     ---------
OPERATING ACTIVITIES
Net income (loss)                                                         $ 140,930     $ (40,826)
Adjustments to reconcile net income (loss) to net operating cash:
   Cumulative effect of change in accounting principle                                    183,136
   Depreciation                                                              51,464        50,572
   Amortization of intangibles and other assets                               5,473         5,781
   Increase in deferred pension assets                                         (772)      (13,355)
   Net increase in postretirement liability                                   1,580         2,588
   Other                                                                      6,795        10,306
Change in current assets and liabilities-net                               (127,825)      (52,287)
Other                                                                        (6,106)       (9,596)
                                                                          ---------     ---------

   Net operating cash                                                        71,539       136,319

INVESTING ACTIVITIES
Capital expenditures                                                        (62,023)      (53,811)
Acquisitions of businesses                                                     (843)      (26,248)
Increase in other investments                                                (7,425)      (13,208)
Proceeds from sale of assets                                                               12,146
Other                                                                        (7,067)       (1,097)
                                                                          ---------     ---------

   Net investing cash                                                       (77,358)      (82,218)

FINANCING ACTIVITIES

Net increase in short-term borrowings                                                      51,996
(Decrease) increase in long-term debt                                          (530)        2,285
Payments of long-term debt                                                   (3,028)     (101,791)
Payments of cash dividends                                                  (45,572)      (45,864)
Proceeds from stock options exercised                                         6,689        32,431
Treasury stock purchased                                                    (95,950)      (99,241)
Other                                                                        (1,823)       (2,745)
                                                                          ---------     ---------

   Net financing cash                                                      (140,214)     (162,929)
                                                                          ---------     ---------

Effect of exchange rate changes on cash                                       2,037         1,517
                                                                          ---------     ---------

Net decrease in cash and cash equivalents                                  (143,996)     (107,311)
Cash and cash equivalents at beginning of year                              164,012       118,814
                                                                          ---------     ---------

Cash and cash equivalents at end of period                                $  20,016     $  11,503
                                                                          =========     =========

Income taxes paid                                                         $  13,469     $  28,299
Interest paid                                                                19,857        23,650

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 2003 and 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the second quarter and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 2003 and 2002 were $.155 per common share and $.15 per common share, respectively.

NOTE C--OTHER EXPENSE - NET

Items included in Other expense - net are as follows:

                                                          Three months ended          Six months ended
(Thousands of dollars)                                         June 30,                   June 30,
                                                         -------------------       --------------------
                                                          2003        2002           2003        2002
                                                         ------     --------       -------     --------
Dividend and royalty income                              $(449)     $  (490)       $(1,158)     $(1,448)
Net (income) expense from
  financing and investing activities                      (234)       1,948          1,216        3,661
Foreign currency related (gains) losses                   (150)       1,909          2,389        5,493
Other income                                              (632)        (771)          (743)      (1,872)
Other expense                                              671        1,092          1,708        1,766

The net (income) expense from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

NOTE D--DISPOSITION AND TERMINATION OF OPERATIONS

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. Prior to January 1, 2003, upon commitment to a formal shutdown plan of an operating facility, provisions were made for all estimated qualified exit costs in accordance with Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Beginning January 1, 2003, the Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Asssociated with Exit or Disposal Activities." Qualified exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Adjustments may be made for subsequent revisions in estimated fair value, not to exceed original asset carrying value before impairment.

The following table summarizes the remaining liabilities for qualified exit costs at June 30, 2003 and activity for the six month period then ended:

(Thousands of dollars)                                                                Actual
                                                             Balance at            expenditures            Balance at
                                                            December 31,            charged to              June 30,
           Exit Plan                                            2002                 accrual                  2003
                                                            ------------           ------------            ----------
Consumer manufacturing facility:
   Severance and related costs                                $    133               $   (133)
   Other exit costs                                              2,790                   (413)              $  2,377
Paint Stores manufacturing facility:
   Other exit costs                                                333                    (79)                   254
Automotive Finishes research centers:
   Other exit costs                                                574                                           574
Exit costs intiated prior to 2000                               12,647                   (403)                12,244
                                                              --------               --------               --------
Totals                                                        $ 16,477               $ (1,028)              $ 15,449
                                                              ========               ========               ========

For further details on the disposition and termination of operations, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE E--PRODUCT WARRANTIES

Changes in the Company's accrual for product warranty claims during the first six months of 2003, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)
Balance at December 31, 2002                $    15,510
Charges to expense                               13,329
Settlements                                     (12,057)
                                            -----------
Balance at June 30, 2003                    $    16,782
                                            ===========

For further details on the Company's accrual for product warranty claims, see
Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE F--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

                                                       Three months ended        Six months ended
(Thousands of dollars)                                      June 30,                  June 30,
                                                     ----------------------    ---------------------
                                                        2003         2002         2003        2002
                                                     ---------     --------    ---------   ---------
Net income (loss)                                    $ 110,130     $107,526    $ 140,930   $ (40,826)

Foreign currency translation adjustments                21,676      (14,974)      21,390     (16,791)
                                                     ---------     --------    ---------   ---------
Comprehensive income (loss)                          $ 131,806     $ 92,552    $ 162,320   $ (57,617)
                                                     =========     ========    =========   =========

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

                                                                   Three months ended                   Six months ended
(Thousands of dollars except per share data)                             June 30,                            June 30,
                                                               --------------------------          --------------------------
                                                                 2003              2002              2003              2002
                                                               --------          --------          --------          --------
Net income (loss), as reported                                 $110,130          $107,526          $140,930          ($40,826)
Add:  Total stock-based compensation expense
      included in the determination of net income
      as reported, net of related tax effects                       488               488               975               975
Less: Total stock-based compensation expense
      determined under fair value based method for
      all awards, net of related tax effects                     (3,138)           (2,986)           (6,518)           (5,621)
                                                               --------          --------          --------           -------

Pro forma net income (loss)                                    $107,480          $105,028          $135,387          ($45,472)
                                                               ========          ========          ========           =======

Net income (loss) per share:
      Basic - as reported                                      $    .76          $    .71          $    .97          ($   .27)
      Basic - pro-forma                                        $    .74          $    .69          $    .93          ($   .30)
      Diluted - as reported                                    $    .75          $    .70          $    .95          ($   .27)
      Diluted - pro-forma                                      $    .73          $    .69          $    .92          ($   .30)

NOTE H--INCOME (LOSS) PER COMMON SHARE

                                                             Three months ended June 30,         Six months ended June 30,
                                                           -------------------------------     -----------------------------
(Thousands of dollars except per share data)                   2003              2002              2003             2002
                                                           -------------     -------------     ------------     ------------
Income before cumulative effect
  of change in accounting principle                        $     110,130     $     107,526     $    140,930     $    142,310

Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                                        (183,136)

                                                           -------------     -------------     ------------     ------------
Net income (loss)                                          $     110,130     $     107,526     $    140,930     $    (40,826)
                                                           =============     =============     ============     ============

Basic
     Average common shares outstanding                       145,448,365       151,792,721      145,644,704      151,743,156
                                                           =============     =============     ============     ============

     Income (loss) per common share:
       Income before cumulative effect
         of change in accounting principle                 $        0.76     $        0.71     $       0.97     $       0.94

       Cumulative effect of change in
         accounting principle                                                                                          (1.21)

                                                           -------------     -------------     ------------     ------------
       Net income (loss)                                   $        0.76     $        0.71     $       0.97     $      (0.27)
                                                           =============     =============     ============     ============

Diluted
     Average common shares outstanding                       145,448,365       151,792,721      145,644,704      151,743,156
     Non-vested restricted stock grants                          591,000           318,400          625,917          317,067
     Stock options - treasury stock method                     1,562,299         2,222,264        1,544,038        1,615,653
                                                           -------------     -------------     ------------     ------------
     Average common shares assuming dilution                 147,601,664       154,333,385      147,814,659      153,675,876
                                                           =============     =============     ============     ============

     Income (loss) per common share:
       Income before cumulative effect
         of change in accounting principle                 $        0.75     $        0.70     $       0.95     $       0.93

       Cumulative effect of change in
         accounting principle                                                                                          (1.20)

                                                           -------------     -------------     ------------     ------------
       Net income (loss)                                   $        0.75     $        0.70     $       0.95     $      (0.27)
                                                           =============     =============     ============     ============

NOTE I--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Net External Sales/ Operating Profit
                                                     2003                                             2002
                                         ---------------------------------               -------------------------------
(Thousands of dollars)                      NET                   SEGMENT                   Net                 Segment
                                          EXTERNAL               OPERATING                External             Operating
                                           SALES                  PROFIT                   Sales                Profit
                                         ----------              ---------               ----------            ---------
THREE MONTHS ENDED JUNE 30:
Paint Stores                             $  933,822               $122,643               $  911,756             $123,589
Consumer                                    345,968                 66,347                  350,913               66,252
Automotive Finishes                         121,296                 15,340                  123,637               17,731
International Coatings                       68,812                    616                   65,393                3,018
Administrative                                1,780                (31,514)                   1,499              (37,161)
                                         ----------               --------               ----------             --------
  Consolidated totals                    $1,471,678               $173,432               $1,453,198             $173,429
                                         ==========               ========               ==========             ========

SIX MONTHS ENDED JUNE 30:
Paint Stores                             $1,650,093               $152,584               $1,607,654             $163,657
Consumer                                    612,135                105,426                  629,692              109,408
Automotive Finishes                         227,742                 25,423                  235,195               29,159
International Coatings                      126,615                    357                  126,810               (5,516)
Administrative                                3,554                (61,853)                   3,025              (67,175)
                                         ----------               --------               ----------             --------
  Consolidated totals                    $2,620,139               $221,937               $2,602,376             $229,533
                                         ==========               ========               ==========             ========

Intersegment Transfers
                                            Three months ended June 30,                     Six months ended June 30,
                                           -------------------------------                 -----------------------------
(Thousands of dollars)                       2003                    2002                    2003                 2002
                                           --------               --------                 --------             --------
     Paint Stores                          $    129               $    298                 $    239             $    711
     Consumer                               286,342                277,114                  499,174              487,032
     Automotive Finishes                      8,885                 10,396                   17,033               15,852
     International Coatings                     195                    259                      377                  550
     Administrative                           1,102                  1,096                    2,181                2,141
                                           --------               --------                 --------             --------
       Segment totals                      $296,653               $289,163                 $519,004             $506,286
                                           ========               ========                 ========             ========

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $136.5 million and $8.5 million, respectively, for the second quarter of 2003, and $131.6 million and $6.8 million, respectively, for the second quarter of 2002. Net external sales and operating profits of these subsidiaries were $251.0 million and $10.1 million, respectively, for the first six months of 2003, and $252.3 million and $7.7 million, respectively, for the first six months of 2002. Long-lived assets of these subsidiaries totaled $104.5 million and $103.8 million at June 30, 2003 and 2002, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

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

NOTE K--IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of Cost of goods sold when recognized in the Statement of Consolidated Income. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. The Company previously treated these funds as a reduction of the overall advertising expense. EITF No. 02-16 became effective for the Company for all vendor reimbursement agreements entered into or modified after December 31, 2002. Adoption of this EITF in 2003 resulted in insignificant reclassifications in the Company's second quarter Statement of Consolidated Income.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. From time-to-time, the Company participates in the U.S. affordable and historic renovation real estate markets. The Company has participated in these markets through (i) partnership arrangements in which it is a limited partner and (ii) limited liability companies in which it is not a managing member. The partnerships and limited liability companies obtain permanent debt financing from third parties to invest in and own various real estate projects. The debt is secured solely by the real estate with no recourse to the Company and is not supported, guaranteed or otherwise subsidized by the Company. These partnerships and limited liability companies have been determined to be variable interest entities as defined by Interpretation No. 46. At June 30, 2003, the Company's maximum loss exposure related to these variable interest entities is its net invested equity of $8.4 million and income tax credit recapture risk of $19.6 million. Management is currently analyzing these variable interest entities to determine if consolidation is required.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. Management does not believe the adoption of SFAS No. 149 will have a material effect on its results of operations, financial condition or liquidity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. Management does not believe the adoption of SFAS No. 150 will have a material effect on its results of operations, financial condition or liquidity.

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

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2002. There have been no significant changes in the Company's accruals for environmental remediation-related activities or qualified exit costs since the year ended December 31, 2002. A comprehensive discussion of the Company's critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

FINANCIAL CONDITION

Cash and cash equivalents decreased $144.0 million during the first six months of 2003 related primarily to treasury stock purchases of $96.0 million and cash dividends of $45.6 million. During the first six months, net operating cash of $71.5 million was used primarily for capital expenditures of $62.0 million and other investments of $7.4 million. There were no short-term borrowings related to the Company's commercial paper program outstanding at June 30, 2003. The Company had unused maximum borrowing availability of $718.0 million at June 30, 2003 under the commercial paper program that is backed by the Company's revolving credit agreements. At June 30, 2003, the Company's current ratio was 1.36, compared to 1.39 at December 31, 2002. The decrease in this ratio was due primarily to an increase in accrued tax liabilities at June 30, 2003.

Since June 30, 2002, cash generated by operations of $494.1 million was used primarily for capital expenditures of $134.7 million, treasury stock purchases of $187.0 million, cash dividends of $90.7 million and reductions in short-term borrowings of $52.0 million.

Capital expenditures during the first six months of 2003 primarily represented expenditures associated with 15 new store openings, normal equipment replacement in the Paint Stores Segment and a new distribution center in the Consumer Segment. We do not anticipate the need for any specific external financing to support our capital expenditure programs during the remainder of 2003.

During the second quarter of 2003, the Company purchased 975,955 shares of its common stock for treasury purposes, which brings the total number of shares purchased in 2003 to 3,527,955. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at June 30, 2003 to purchase approximately 6.8 million shares of its common stock.

The Company's past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that the litigation is without merit and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. Legal proceedings pending in certain jurisdictions have been scheduled for trial during 2004, and the Company believes it is possible that additional legal proceedings could be scheduled for trial during 2004 and subsequent years.

Litigation is inherently subject to many uncertainties. Adverse court rulings or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which the Company and other manufacturers have been successful. Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the affect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any costs that may be incurred or potential liabilities that may result from such litigation or such legislation and regulations cannot reasonably be estimated. However, based upon, among other things, the outcome of such litigation to date, management does not currently believe that the costs or potential liabilities ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the Company's results of operations, liquidity or financial condition.

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

The Company accrues for environmental-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. These estimated costs are determined based on currently available facts regarding each site. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. The Company's environmental-related liabilities are expected to be resolved over an extended period of time. There were no significant changes in currently available facts or in the accrual for environmental-related activities during the first six months of 2003.

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

With respect to the Company's southeast Chicago, Illinois facility and the PMC facility, the Company has evaluated its potential liability and, based upon its investigations to date, has accrued appropriate amounts. The Company expects the liabilities related to these facilities to be resolved over an extended period of time.

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

There have been no significant changes to the Company's contractual obligations and commercial commitments in the second quarter or first six months of 2003 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

There have been no significant changes to the Company's accrual for product warranty claims in the second quarter of 2003 as disclosed in Note E.

RESULTS OF OPERATIONS

Consolidated net sales increased 1.3 percent for the quarter to $1.47 billion from $1.45 billion in the second quarter last year and increased 0.7 percent for the first six months to $2.62 billion from $2.60 billion in the first six months of 2002. Good domestic architectural paint sales during the second quarter of 2003 were partially offset by continued sluggishness in domestic industrial and automotive sales. Poor economic conditions in South America and weak year-over-year currency exchange rates in Argentina and Brazil continue to negatively impact international sales in U.S. dollars. Excluding the effects of currency exchange fluctuations relative to last year, consolidated net sales increased 1.8 percent for the second quarter and first six months of 2003. Net sales in the Paint Stores Segment increased 2.4 percent to $933.8 million in the quarter and

2.6 percent to $1.65 billion in the first six months due primarily to good architectural paint sales gains which continue to be partially offset by ongoing sluggishness in industrial maintenance, marine coatings and product finishes sales. In addition, unusually harsh late spring weather during the second quarter adversely impacted sales in some regions of the U.S. Comparable-store sales, which are sales from stores open for more than twelve calendar months, were up 1.7 percent in the second quarter and 1.6 percent in the first six months. Net sales of the Consumer Segment decreased 1.4 percent to $346.0 million in the quarter and 2.8 percent to $612.1 million in the first six months compared to last year. The second quarter sales shortfall was due primarily to the readjustment of store count by a major retailer and the impact of harsh late spring weather in certain regions of the U.S. on sales of architectural paint and exterior stains. The Automotive Finishes Segment's net sales decreased 1.9 percent to $121.3 million in the second quarter and 3.2 percent to $227.7 million for the first six months. A reduction in the number of repairable vehicles continues to restrain growth in collision repair sales while the slowly recovering automotive market continued to hamper OEM sales improvements. Net sales in the International Coatings Segment increased 5.2 percent to $68.8 million in the quarter and remained essentially flat at $126.6 million in the first six months of 2003. Poor economic conditions in South America continued to constrain architectural and product finishes sales while sales in the U.K. were strong. Excluding the effects of currency exchange fluctuations relative to last year, net sales for the Segment increased 15.0 percent and 15.9 percent for the quarter and the six months, respectively.

Consolidated gross profit increased $13.9 million and $23.6 million in the second quarter and first six months of 2003, respectively. As a percent of sales, consolidated gross profit increased to 45.2 percent in the second quarter of 2003 from 44.9 percent in the second quarter of 2002 and to 44.6 percent for the first six months of 2003 from 44.0 percent for the first six months of 2002. Excluding a charge of $6.5 million included in cost of goods sold in the first quarter of 2002 related to the impairment of long-lived assets in accordance with SFAS No. 144, gross profit for the first six months of 2003 increased $17.1 million as compared with last year. The Paint Stores Segment's gross profit for the second quarter and first six months of 2003 increased $20.0 million and $30.7 million, respectively, due primarily to good architectural paint sales. The Consumer Segment's gross profit for the second quarter and six months of 2003 decreased $6.8 million and $11.5 million, respectively, due to lower volume sales and resulting lower volume manufacturing absorption. The Automotive Finishes Segment's gross profit remained essentially flat during the second quarter and first six months of 2003 due to selective price increases and improved product mix. Excluding the impairment charge during the first quarter of 2002, the International Coatings Segment's gross profit for the second quarter and first six months of 2003 decreased by $1.5 million and $4.2 million, respectively, as a result of economic and competitive pricing pressures.

Consolidated selling, general and administrative expenses as a percent of sales increased to 32.9 percent in the second quarter of 2003 from 32.0 percent in the second quarter of 2002 and increased to 35.3 percent in the first six months of 2003 from 34.1 percent in the six months of 2002. Consolidated selling, general and administrative expenses increased $18.6 million and $36.8 million compared to last year for the second quarter and the first six months, respectively. In the Paint Stores Segment, increased spending of $21.9 million in the second quarter and $40.1 million for the first six months was due primarily to incremental expenses associated with new and acquired stores, increased pension expense and increased utility costs. The Consumer

Segment's SG&A ratio was favorable to last year in the second quarter and first six months of 2003 primarily due to continued cost control. The Automotive Segment's SG&A expense as a percent of sales increased for both the second quarter and first six months of 2003 due to lower sales levels and increased pension expense. SG&A expense as a percent of sales for the International Coatings Segment in the second quarter was unfavorable with last year due to economic pressures and increased pension expense. For the first six months of 2003, SG&A expense as a percent of sales was favorable to last year in the International Coatings Segment due to a $2.5 million long-lived asset impairment charge recorded in the first quarter of 2002 partially offset by increased pension expense in 2003.

Decreased interest expense in the second quarter and first six months of 2003 versus 2002 is attributed to lower average outstanding short-term and long-term debt and lower average short-term borrowing rates.

Other expense - net was lower for the second quarter and first six months of 2003 compared to 2002 primarily due to favorable foreign currency transaction gains, lower financing and investing expenses and increased benefit fund returns.

Net income increased $2.6 million, or 2.4 percent, in the second quarter of 2003 and, before the cumulative effect of change in accounting principle, decreased $1.4 million, or 1.0 percent, for the first six months of 2003. Diluted net income per common share increased to $.75 per share in the quarter compared to $.70 per share in 2002. Before the cumulative effect of change in accounting principle for the first six months, diluted net income per common share increased to $.95 per share from $.93 per share in 2002.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rates and value changes in foreign currencies. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. The Company does not believe that any potential loss related to interest rate exposure would have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company also enters into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses relating to changes in foreign currencies. However, the Company does not expect foreign currency translation, transaction or hedging contract losses to have a material adverse effect on the Company's financial condition, results of operations or cash flows. There were no material changes in the Company's exposure to market risk since the disclosure included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Senior Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic SEC reports. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

         (a) The Company's 2003 Annual Meeting of Shareholders was held on April 23, 2003.

         (b) The number of directors of the Company was fixed at twelve and the following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting of shareholders and until their successors are elected: J.C. Boland, J.G. Breen, D.E. Collins, C.M. Connor, D.E. Evans, S.J. Kropf, R.W. Mahoney, G.E. McCullough, A.M. Mixon, III, C.E. Moll, J.M. Scaminace and R.K. Smucker. The voting results for each nominee were as follows:

    Name                               For                   Withheld
    ----                               ---                   --------
J.C. Boland                        130,980,530               3,216,564
J.G. Breen                          91,003,759              43,193,335
D.E. Collins                       131,579,190               2,617,904
C.M. Connor                        130,366,865               3,830,229
D.E. Evans                         131,509,172               2,687,922
S.J. Kropf                         131,392,116               2,804,978
R.W. Mahoney                       131,018,639               3,178,455
G.E. McCullough                    131,011,251               3,185,843
A.M. Mixon, III                    130,200,240               3,996,854
C.E. Moll                          131,001,747               3,195,843
J.M. Scaminace                     131,427,526               2,769,568
R.K. Smucker                       131,015,372               3,181,722

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (31)(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

                  (31)(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

                  (32)(a) Section 1350 Certification of Chief Executive Officer (filed herewith).

                  (32)(b) Section 1350 Certification of Chief Financial Officer (filed herewith).

         (b)      Reports on Form 8-K.

                  (i) The Company filed a Current Report on Form 8-K, dated April 7, 2003, reporting under Item 9 that the Company had issued a press release regarding its sales and earnings expectations for the first quarter of 2003 and the full year 2003.

                  (ii) The Company filed a Current Report on Form 8-K, dated April 22, 2003, reporting under Items 9 and 12 that the Company had issued a press release regarding its financial results for the first quarter of 2003 and certain other information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SHERWIN-WILLIAMS COMPANY

August 14, 2003                     By: /s/ J. L. Ault
                                        --------------
                                        J. L. Ault
                                        Vice President-Corporate Controller

August 14, 2003                     By: /s/ L. E. Stellato
                                        ------------------
                                        L. E. Stellato
                                        Vice President, General Counsel and
                                        Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.                                           EXHIBIT
-----------                                           -------
 (31)(a)                    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

 (31)(b)                    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

 (32)(a)                    Section 1350 Certification of Chief Executive Officer (filed herewith).

 (32)(b)                    Section 1350 Certification of Chief Financial Officer (filed herewith).