Form 10-Q
period 2003-09-30
SHERWIN WILLIAMS CO
filed 2003-11-12
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from________ to ______

Commission file number 1-4851

                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                   34-0526850
-----------------------------------------     ----------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification No.)

101 Prospect Avenue, N.W., Cleveland, Ohio                44115-1075
------------------------------------------    ---------------------------------
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

Common Stock, $1.00 Par Value - 145,777,038 shares as of October 31, 2003.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                        Three months ended September 30,         Nine months ended September 30,
                                                       ----------------------------------      ----------------------------------
                                                            2003                2002                2003                2002
                                                       --------------      --------------      --------------      --------------
Net sales                                              $    1,503,086      $    1,426,266      $    4,123,225      $    4,028,642
Cost of goods sold                                            824,440             780,974           2,277,063           2,239,435
Gross profit                                                  678,646             645,292           1,846,162           1,789,207
  Percent to net sales                                           45.2%               45.2%               44.8%               44.4%
Selling, general and administrative expenses                  480,076             456,101           1,404,608           1,343,804
  Percent to net sales                                           31.9%               32.0%               34.1%               33.4%
Interest expense                                                9,501               9,001              29,545              29,820
Interest and net investment income                             (1,255)             (1,151)             (3,664)             (2,891)
Other expense - net                                               880               1,772               4,292               9,372
                                                       --------------      --------------      --------------      --------------
Income before income taxes and cumulative
  effect of change in accounting principle                    189,444             179,569             411,381             409,102
Income taxes                                                   69,147              68,236             150,154             155,459
                                                       --------------      --------------      --------------      --------------
Income before cumulative effect
  of change in accounting principle                           120,297             111,333             261,227             253,643
Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                                             (183,136)
                                                       --------------      --------------      --------------      --------------
Net income                                             $      120,297      $      111,333      $      261,227      $       70,507
                                                       ==============      ==============      ==============      ==============

Income per share:
     Basic:
       Before cumulative effect of
         change in accounting principle                $         0.83      $         0.74      $         1.80      $         1.68
       Cumulative effect of change in accounting
         principle - net of income taxes                                                                                    (1.21)
                                                       --------------      --------------      --------------      --------------
       Net income                                      $         0.83      $         0.74      $         1.80      $         0.47
                                                       ==============      ==============      ==============      ==============

     Diluted:
       Before cumulative effect of
         change in accounting principle                $         0.82      $         0.73      $         1.77      $         1.66
       Cumulative effect of change in accounting
         principle - net of income taxes                                                                                    (1.20)
                                                       --------------      --------------      --------------      --------------
       Net income                                      $         0.82      $         0.73      $         1.77      $         0.46
                                                       ==============      ==============      ==============      ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                       SEPTEMBER 30,      December 31,       September 30,
                                                                           2003               2002               2002
                                                                      --------------     --------------     --------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $      148,718     $      164,012     $       49,856
  Accounts receivable, less allowance                                        657,167            493,935            637,289
  Inventories:
    Finished goods                                                           518,177            534,984            517,799
    Work in process and raw materials                                         91,828             89,666             77,997
                                                                      --------------     --------------     --------------
                                                                             610,005            624,650            595,796
  Deferred income taxes                                                      116,540            116,228            107,747
  Other current assets                                                       135,151            107,168            121,570
                                                                      --------------     --------------     --------------
         Total current assets                                              1,667,581          1,505,993          1,512,258

Goodwill                                                                     551,772            552,207            554,740
Intangible assets                                                            180,674            186,039            195,872
Deferred pension assets                                                      414,595            414,589            413,278
Other assets                                                                 151,880            108,884            103,200

Property, plant and equipment                                              1,634,729          1,577,505          1,572,793
  Less allowances for depreciation                                           962,171            912,905            916,004
                                                                      --------------     --------------     --------------
                                                                             672,558            664,600            656,789
                                                                      --------------     --------------     --------------
Total assets                                                          $    3,639,060     $    3,432,312     $    3,436,137
                                                                      ==============     ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $      552,341     $      522,339     $      526,982
  Compensation and taxes withheld                                            127,666            146,987            121,859
  Current portion of long-term debt                                           11,595             15,001             14,000
  Other accruals                                                             310,641            297,991            316,165
  Accrued taxes                                                              194,266            101,178            171,420
                                                                      --------------     --------------     --------------
         Total current liabilities                                         1,196,509          1,083,496          1,150,426

Long-term debt                                                               505,123            506,682            508,022
Postretirement benefits other than pensions                                  216,108            213,749            213,838
Other long-term liabilities                                                  289,356            286,495            226,190

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    320,665, 41,806 and 71,476 shares outstanding at
    September 30, 2003, December 31, 2002
    and September 30, 2002, respectively                                     320,665             41,806             71,476
  Unearned ESOP compensation                                                (320,665)           (41,806)           (71,476)
  Common stock - $1.00 par value:
    145,188,497, 148,910,487 and 150,192,140 shares
    outstanding at September 30, 2003, December 31, 2002
    and September 30, 2002, respectively                                     211,201            209,836            209,606
  Other capital                                                              286,835            265,635            232,185
  Retained earnings                                                        2,350,552          2,157,485          2,122,927
  Treasury stock, at cost                                                 (1,172,355)        (1,029,894)          (988,091)
  Cumulative other comprehensive loss                                       (244,269)          (261,172)          (238,966)
                                                                      --------------     --------------     --------------
Total shareholders' equity                                                 1,431,964          1,341,890          1,337,661
                                                                      --------------     --------------     --------------
Total liabilities and shareholders' equity                            $    3,639,060     $    3,432,312     $    3,436,137
                                                                      ==============     ==============     ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                       Nine months ended September 30,
                                                                      ---------------------------------
                                                                           2003               2002
                                                                      --------------     --------------
OPERATING ACTIVITIES
Net income                                                            $      261,227     $       70,507
Adjustments to reconcile net income to net operating cash:
    Cumulative effect of change in accounting principle                                         183,136
    Impairment of long-lived assets held for use                                                  8,996
    Depreciation                                                              77,894             76,566
    Amortization of intangibles and other assets                               8,391              9,038
    Increase in deferred pension assets                                           (6)           (19,691)
    Net increase in postretirement liability                                   2,359              3,875
    Other                                                                      4,537              8,392
Change in current assets and liabilities-net                                 (53,754)            23,209
Other                                                                        (23,555)           (25,884)
                                                                      --------------     --------------

   Net operating cash                                                        277,093            338,144

INVESTING ACTIVITIES
Capital expenditures                                                         (87,867)           (89,876)
Acquisitions of businesses                                                      (843)           (26,248)
Increase in other investments                                                 (5,931)           (15,040)
Proceeds from sale of assets                                                   2,809             12,146
Other                                                                         (7,983)            (5,405)
                                                                      --------------     --------------

   Net investing cash                                                        (99,815)          (124,423)

FINANCING ACTIVITIES
(Decrease) increase in long-term debt                                           (660)             6,894
Payments of long-term debt                                                    (3,941)          (101,850)
Payments of cash dividends                                                   (68,159)           (68,507)
Proceeds from stock options exercised                                         20,192             32,835
Treasury stock purchased                                                    (140,019)          (150,807)
Other                                                                         (1,694)            (2,598)
                                                                      --------------     --------------

   Net financing cash                                                       (194,281)          (284,033)
                                                                      --------------     --------------

Effect of exchange rate changes on cash                                        1,709              1,354
                                                                      --------------     --------------

Net decrease in cash and cash equivalents                                    (15,294)           (68,958)
Cash and cash equivalents at beginning of year                               164,012            118,814
                                                                      --------------     --------------

Cash and cash equivalents at end of period                            $      148,718     $       49,856
                                                                      ==============     ==============

Income taxes paid                                                     $       55,362     $      103,447
Interest paid                                                                 38,312             40,294

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 2003 and 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the third quarter and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

NOTE B--DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 2003 and 2002 were $.155 per common share and $.15 per common share, respectively.

NOTE C--OTHER EXPENSE - NET

Items included in Other expense - net are as follows:

                                                               Three months ended                       Nine months ended
                                                                  September 30,                           September 30,
                                                       ----------------------------------      ----------------------------------
(Thousands of dollars)                                      2003                2002                2003                2002
                                                       --------------      --------------      --------------      --------------
Dividend and royalty income                            $         (709)     $         (825)     $       (1,867)     $       (2,273)

Net expense from financing
  and investing activities                                      1,808               1,321               3,024               4,982

Foreign currency related (gains) losses                          (150)              1,521               2,239               7,014

Other income                                                     (495)             (1,397)             (1,238)             (3,269)

Other expense                                                     426               1,152               2,134               2,918

The net expense from financing and investing activities represents the gains or losses associated with the disposal of fixed assets, the net pre-tax expense associated with the Company's investment in broad-based corporate owned life insurance and other related fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

NOTE D--DISPOSITION AND TERMINATION OF OPERATIONS

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. Prior to January 1, 2003, upon commitment to a formal shutdown plan of an operating facility, provisions were made for all estimated qualified exit costs in accordance with Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Effective January 1, 2003, the Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Adjustments may be made for subsequent revisions in estimated fair value, not to exceed original asset carrying value before impairment.

The following table summarizes the remaining liabilities for qualified exit costs at September 30, 2003 and activity for the nine month period then ended:


(Thousands of dollars)


                                                                                             Actual
                                                                        Balance at        expenditures        Balance at
                                                                       December 31,        charged to        September 30,
           Exit Plan                                                       2002              accrual             2003
------------------------------------                                  --------------     -----------------  --------------
Consumer manufacturing facility:
   Severance and related costs                                        $          133     $         (133)
   Other exit costs                                                            2,790               (552)    $        2,238
Paint Stores manufacturing facility:
   Other exit costs                                                              333               (105)               228
Automotive Finishes research centers:
   Other exit costs                                                              574                                   574
Exit costs initiated prior to 2000                                            12,647               (579)            12,068
                                                                      --------------     --------------     --------------
Totals                                                                $       16,477     $       (1,369)    $       15,108
                                                                      ==============     ==============     ==============

For further details regarding the disposition and termination of operations, see
Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE E--PRODUCT WARRANTIES

Changes in the Company's accrual for product warranty claims during the first nine months of 2003, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)
Balance at December 31, 2002               $         15,510
Charges to expense                                   19,671
Settlements                                         (18,590)
                                           ----------------
Balance at September 30, 2003              $         16,591
                                           ================

For further details regarding the Company's accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE F--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

                                                               Three months ended                       Nine months ended
                                                                  September 30,                           September 30,
                                                       ----------------------------------      ----------------------------------
(Thousands of dollars)                                      2003                2002                2003                2002
                                                       --------------      --------------      --------------      --------------
Net income                                             $      120,297      $      111,333      $      261,227      $       70,507

Foreign currency translation adjustments                       (4,487)            (17,622)             16,903             (34,413)
                                                       --------------      --------------      --------------      --------------
Comprehensive income                                   $      115,810      $       93,711      $      278,130      $       36,094
                                                       ==============      ==============      ==============      ==============

NOTE G--STOCK-BASED COMPENSATION

At September 30, 2003, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as more fully described in the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that statement, is illustrated in the following table:

                                                               Three months ended                       Nine months ended
                                                                  September 30,                           September 30,
                                                       ----------------------------------      ----------------------------------
(Thousands of dollars except per share data)                2003                2002                2003                2002
                                                       --------------      --------------      --------------      --------------
Net income, as reported                                $      120,297      $      111,333      $      261,227      $       70,507
Add:  Total stock-based compensation expense
      included in the determination of net income
      as reported, net of related tax effects                     568                 488               1,543               1,463
Less: Total stock-based compensation expense
      determined under fair value based method for
      all awards, net of related tax effects                   (2,918)             (2,752)             (9,544)             (8,372)
                                                       --------------      --------------      --------------      --------------

Pro forma net income                                   $      117,947      $      109,069      $      253,226      $       63,598
                                                       ==============      ==============      ==============      ==============

Net income per share:
      Basic - as reported                              $          .83      $          .74      $         1.80      $          .47
      Basic - pro forma                                $          .82      $          .73      $         1.74      $          .42
      Diluted - as reported                            $          .82      $          .73      $         1.77      $          .46
      Diluted - pro forma                              $          .80      $          .72      $         1.72      $          .42

NOTE H--INCOME PER COMMON SHARE

                                                        Three months ended September 30,         Nine months ended September 30,
                                                       ----------------------------------      ----------------------------------
(Thousands of dollars except per share data)                2003                2002                2003                2002
                                                       --------------      --------------      --------------      --------------
Income before cumulative effect
  of change in accounting principle                    $      120,297      $      111,333      $      261,227      $      253,643

Cumulative effect of change in accounting
  principle - net of income taxes of $64,476                                                                             (183,136)

                                                       --------------      --------------      --------------      --------------
Net income                                             $      120,297      $      111,333      $      261,227      $       70,507
                                                       ==============      ==============      ==============      ==============

Basic
     Average common shares outstanding                    144,486,083         149,771,211         145,258,497         151,085,841
                                                       ==============      ==============      ==============      ==============
     Income per common share:
       Income before cumulative effect
         of change in accounting principle             $         0.83      $         0.74      $         1.80      $         1.68

       Cumulative effect of change in
         accounting principle                                                                                               (1.21)

                                                       --------------      --------------      --------------      --------------
       Net income                                      $         0.83      $         0.74      $         1.80      $         0.47
                                                       ==============      ==============      ==============      ==============

Diluted
     Average common shares outstanding                    144,486,083         149,771,211         145,258,497         151,085,841
     Non-vested restricted stock grants                       603,000             318,400             618,278             317,511
     Stock options - treasury stock method                  1,769,226           1,542,589           1,522,903           1,658,527
                                                       --------------      --------------      --------------      --------------
     Average common shares assuming dilution              146,858,309         151,632,200         147,399,678         153,061,879
                                                       ==============      ==============      ==============      ==============
     Income per common share:
       Income before cumulative effect
         of change in accounting principle             $         0.82      $         0.73      $         1.77      $         1.66

       Cumulative effect of change in
         accounting principle                                                                                               (1.20)

                                                       --------------      --------------      --------------      --------------
       Net income                                      $         0.82      $         0.73      $         1.77      $         0.46
                                                       ==============      ==============      ==============      ==============

NOTE I--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same manner that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources, in accordance with SFAS No.
131, "Disclosures about Segments of an Enterprise and Related Information."

Net External Sales/ Operating Profit

                                                                      2003                                    2002
                                                       ----------------------------------      ----------------------------------
                                                            NET               SEGMENT               Net               Segment
                                                          EXTERNAL           OPERATING            External           Operating
(Thousands of dollars)                                     SALES               PROFIT              Sales               Profit
                                                       --------------      --------------      --------------      --------------
THREE MONTHS ENDED SEPTEMBER 30:
Paint Stores                                           $      989,003      $      140,972      $      938,261      $      139,951
Consumer                                                      328,910              63,412             314,292              60,213
Automotive Finishes                                           115,122              12,397             113,795              13,224
International Coatings                                         68,237               3,219              58,264                (255)
Administrative                                                  1,814             (30,556)              1,654             (33,564)
                                                       --------------      --------------      --------------      --------------
  Consolidated totals                                  $    1,503,086      $      189,444      $    1,426,266      $      179,569
                                                       ==============      ==============      ==============      ==============

NINE MONTHS ENDED SEPTEMBER 30:
Paint Stores                                           $    2,639,096      $      293,556      $    2,545,915      $      303,608
Consumer                                                      941,045             168,838             943,984             169,621
Automotive Finishes                                           342,865              37,820             348,990              42,383
International Coatings                                        194,852               3,577             185,074              (5,771)
Administrative                                                  5,367             (92,410)              4,679            (100,739)
                                                       --------------      --------------      --------------      --------------
  Consolidated totals                                  $    4,123,225      $      411,381      $    4,028,642      $      409,102
                                                       ==============      ==============      ==============      ==============

Intersegment Transfers

                                                        Three months ended September 30,         Nine months ended September 30,
                                                       ----------------------------------      ----------------------------------
(Thousands of dollars)                                      2003                2002                2003                2002
                                                       --------------      --------------      --------------      --------------
  Paint Stores                                         $          137      $          242      $          376      $          953
  Consumer                                                    295,131             281,814             794,305             768,846
  Automotive Finishes                                          11,922               9,940              28,955              25,792
  International Coatings                                          405                 173                 782                 723
  Administrative                                                1,108               1,114               3,289               3,255
                                                       --------------      --------------      --------------      --------------
    Segment totals                                     $      308,703      $      293,283      $      827,707      $      799,569
                                                       ==============      ==============      ==============      ==============

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $135.9 million and $4.5 million, respectively, for the third quarter of 2003, and $120.4 million and $5.9 million, respectively, for the third quarter of 2002. Net external sales and operating profits of these subsidiaries were $387.0 million and $14.6 million, respectively, for the first nine months of 2003, and $372.7 million and $13.6 million, respectively, for the first nine months of 2002. Long-lived assets of these subsidiaries totaled $108.4 million and $100.1 million at September 30, 2003 and 2002, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

NOTE J--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests in accordance with SFAS No. 142. During the first quarter of 2002, the Company recognized a transitional impairment charge of $247.6 million ($183.1 million after tax or $1.21 per share) as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite-lived intangible assets and goodwill to estimated fair values as required by SFAS No.
142. Impairment of indefinite-lived intangible assets amounted to $118.2 million ($77.4 million after tax or $.51 per share) and impairment of goodwill amounted to $129.4 million ($105.7 million after tax or $.70 per share). The impairment of indefinite-lived intangible assets was due primarily to a shortfall in sales from levels anticipated at the time of acquisition and related principally to trademarks in the Consumer Segment associated with the acquisition of Thompson Minwax Holding Corp. In addition, certain trademarks in the International Coatings Segment were impaired. The impairment of goodwill relates primarily to international operations in the International Coatings and Automotive Finishes Segments. Weakening foreign currency exchange rates and economic conditions, particularly in South America, negatively impacted profit and cash flow in U.S. dollars. Fair values of indefinite-lived intangible assets and goodwill were estimated using a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets.

NOTE K--STOCK PURCHASE PLAN AND PREFERRED STOCK

On April 18, 2001, the Company issued 250,000 shares of convertible participating serial preferred stock (preferred stock), no par value with cumulative quarterly dividends of ten dollars per share, for $250.0 million to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan (ESOP). The ESOP financed the acquisition of the preferred stock by borrowing $250.0 million from the Company at the rate of 8 percent per annum. Each share of preferred stock was entitled to one vote upon all matters presented to the Company's shareholders, and the holders of the preferred stock and the holders of the common stock generally voted together as one class. The preferred stock was held in an unallocated account by the ESOP until compensation expense related to the Company's contributions was earned at which time contributions were credited to the members' accounts. The ESOP redeemed the remaining 41,806 shares of preferred stock for cash during the first two quarters of 2003.

On August 27, 2003, the Company issued 350,000 shares of preferred stock, no par value with cumulative quarterly dividends of ten dollars per share, for $350.0 million to the ESOP. The ESOP financed the acquisition of the preferred stock by borrowing $350.0 million from the Company at the rate of 4.5 percent per annum. This borrowing is payable over ten years in equal quarterly installments. Each share of preferred stock is entitled to one vote upon all matters presented to the Company's shareholders, and the holders of the preferred stock and the holders of the common stock generally vote together as one class. The preferred stock is held in an unallocated account by the ESOP until compensation expense related to the Company's contributions is earned at which time contributions will be credited to the members' accounts. The preferred stock is redeemable and convertible into the Company's common stock at the option of the ESOP based on the relative fair value of the preferred and common stock at time of conversion. The ESOP redeemed 29,335 shares of preferred stock during the third quarter of 2003.

NOTE L--IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of goods sold when recognized in the Statement of Consolidated Income. That presumption is overcome when the consideration is either a reimbursement of specific, incremental and identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. The Company previously treated these funds as a reduction of advertising expense. EITF No. 02-16 became effective for the Company for all vendor reimbursement agreements entered into or modified after December 31, 2002. Adoption of this EITF in 2003 did not have a material effect on the Company's results of operations, financial condition or liquidity.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The effective date of application of Interpretations No. 46 to variable interest entities created before February 1, 2003 was deferred by the FASB until the end of the first accounting period ending after December 15, 2003 in order to allow companies more time to completely analyze those entities. Accordingly, the Company will adopt Interpretation No. 46 with respect to such variable interest entities created prior to February 1, 2003 as of December 31, 2003. As of September 30, 2003, the Company had not created or entered into any variable interest entities after January 31, 2003. From time-to-time, the Company participates in the U.S. affordable and historic renovation real estate markets. The Company has participated in these markets through (i) partnership arrangements in which it is a limited partner and (ii) limited liability companies in which it is not a managing member. The partnerships and limited liability companies obtain permanent debt financing from third parties to invest in and own various real estate projects. The debt is secured solely by the real estate with no recourse to the Company and is not supported, guaranteed or otherwise subsidized by the Company. These partnerships and limited liability companies have been determined to be variable interest entities as defined by Interpretation No. 46. At September 30, 2003, the Company's maximum loss exposure related to these variable interest entities is its net invested equity of $8.4 million and income tax credit recapture risk of $19.6 million. Management is currently analyzing these variable interest entities to determine if consolidation is required.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. Management does not believe the adoption of SFAS No. 149 will have a material effect on the Company's results of operations, financial condition or liquidity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS No. 150 did not have a material effect on the Company's results of operations, financial condition or liquidity.

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

FINANCIAL CONDITION

Cash and cash equivalents decreased $15.3 million during the first nine months of 2003. During the first nine months, net operating cash of $277.1 million was used primarily for capital expenditures of $87.9 million, payments of cash dividends of $68.2 million and treasury stock purchases of $140.0 million. There were no short-term borrowings related to the Company's commercial paper program outstanding at September 30, 2003. The Company had unused maximum borrowing availability of $718.0 million at September 30, 2003 under the commercial paper program that is backed by the Company's revolving credit agreements. At September 30, 2003, the Company's current ratio was 1.39, essentially unchanged from December 31, 2002.

Since September 30, 2002, cash generated by operations of $497.9 million was used primarily for capital expenditures of $124.5 million, treasury stock purchases of $179.5 million and cash dividends of $90.7 million.

Capital expenditures during the first nine months of 2003 primarily represented expenditures associated with 28 new store openings, normal equipment replacement in the Paint Stores Segment and a new distribution center in the Consumer Segment. We do not anticipate the need for any specific external financing to support our capital expenditure programs during the remainder of 2003.

During the third quarter of 2003, the Company purchased 1,472,045 shares of its common stock for treasury purposes, which brings the total number of shares purchased in 2003 to 5,000,000. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. In October 2003, the Company's Board of Directors rescinded the previous authorization limit and issued a new authorization for the Company to purchase, in the aggregate, 20.0 million shares of its common stock.

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

The Company accrues for environmental-related activities relating to its past operations and third-party sites, including Superfund sites, for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. These estimated costs are determined based on currently available facts regarding each site. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued which require changing the estimated costs or the procedure utilized in estimating such costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. The Company's environmental-related liabilities are expected to be resolved over an extended period of time. There were no significant changes in currently available facts or in the accrual for environmental-related activities during the first nine months of 2003.

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

There have been no significant changes to the Company's contractual obligations and commercial commitments in the third quarter or first nine months of 2003 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

There have been no significant changes to the Company's accrual for product warranty claims in the first nine months of 2003 as disclosed in Note E.

RESULTS OF OPERATIONS

Consolidated net sales increased 5.4 percent for the quarter to $1.50 billion from $1.43 billion in the third quarter last year and increased 2.3 percent for the first nine months to $4.12 billion from $4.03 billion in the first nine months of 2002. During the third quarter of 2003, increased consolidated net sales were primarily a result of strengthening domestic architectural paint sales. Excluding the effects of currency exchange fluctuations relative to last year, consolidated net sales increased 5.0 percent for the third quarter and 2.9 percent for the first nine months of 2003. Net sales in the Paint Stores Segment increased 5.4 percent to $989.0 million in the quarter and 3.7 percent to $2.64 billion in the first nine months due primarily to strengthening architectural paint sales. Comparable-store sales, which are sales from stores open for more than twelve calendar months, were up 4.5 percent in the third quarter and 2.7 percent in the first nine months. Net sales of the Consumer Segment increased
4.7 percent to $328.9 million in the quarter and decreased 0.3 percent to $941.0 million in the first nine months compared to last year. The third quarter sales increase was due primarily to stronger architectural sales at some of this Segment's largest retailers and increased sales of aerosol and wood care products. The Automotive Finishes Segment's net sales increased 1.2 percent to $115.1 million in the third quarter but declined 1.8 percent to $342.9 million for the first nine months. Currency exchange fluctuations relative to last year had an insignificant effect on third quarter sales and a negative impact on sales for the first nine months. Excluding the impact of such fluctuations, net sales for the Automotive Finishes Segment increased 0.5 percent for the first nine months. This Segment's sales increase in the third quarter resulted primarily from sales increases in the international operating units of the Segment. Net sales in the International Coatings Segment increased
17.1 percent to $68.2 million in the quarter and 5.3 percent to $194.9 million in the first nine months of 2003. Excluding the impact on sales during the third quarter from favorable currency exchange fluctuations relative to last year, net sales for the Segment increased 12.6 percent in the quarter. For the first nine months of the year, currency exchange fluctuations had a negative effect on sales comparisons. Excluding the effect of such currency fluctuations relative to last year, net sales for the Segment increased 15.1 percent in the first nine months. The poor economic conditions that have existed in South America show some signs of improving, particularly in Argentina, but continue to constrain the improvement in architectural and product finishes sales. Our subsidiary in the United Kingdom registered double-digit sales gains in the third quarter and first nine months of 2003.

Consolidated gross profit increased $33.4 million and $57.0 million in the third quarter and first nine months of 2003, respectively. As a percent of consolidated net sales, consolidated gross profit during the third quarter of 2003 remained flat with the third quarter of 2002 at 45.2 percent and increased to 44.8 percent for the first nine months of 2003 compared to 44.4 percent for the first nine months of 2002. Excluding a charge of $6.5 million included in cost of goods sold in the first quarter of 2002 related to the impairment of long-lived assets in accordance with SFAS No. 144, gross profit for the first nine months of 2003 increased $50.5 million as compared with last year. The Paint Stores Segment's gross profit for the third quarter and first nine months of 2003 increased $25.7 million and $57.3 million, respectively, due primarily to good architectural paint sales. The Consumer Segment's gross profit for the third quarter increased $2.1 million due to higher sales volume partially offset by an unfavorable sales mix. For the first nine months of 2003, the Consumer Segment's gross profit decreased $6.9 million due primarily to increased raw material prices and an unfavorable sales mix. The Automotive Finishes Segment's gross profit increased slightly during the third quarter and first nine months of 2003 due to selective price increases and improved product mix. Excluding the impairment charge during the first quarter of 2002, the International Coatings Segment's gross profit for the third quarter and first nine months of 2003 increased by $3.0 million and $1.2 million, respectively, as a result of stronger sales in Argentina and the United Kingdom.

Consolidated selling, general and administrative expenses as a percent of sales decreased to 31.9 percent in the third quarter of 2003 from 32.0 percent in the third quarter of 2002 and increased to 34.1 percent in the first nine months of 2003 from 33.4 percent in the first nine months of 2002. Consolidated selling, general and administrative expenses increased $24.0 million and $60.8 million compared to last year for the third quarter and the first nine months, respectively. In the Paint Stores Segment, increased spending of $23.9 million in the third quarter and $67.7 million for the first nine months was due primarily to incremental expenses associated with new and acquired stores, increased pension expense, continued investment in the Asia/Pacific market and normal increased operating costs. The Consumer Segment's SG&A ratio was favorable to last year in the third quarter and first nine months of 2003 primarily due to continued cost control in spite of increased pension expense. The Automotive Segment's SG&A expense as a percent of sales increased for both the third quarter and first nine months of 2003 due to lower sales levels and increased pension expense. SG&A expense as a percent of sales for the International Coatings Segment in the third quarter and for the first nine months of 2003 was unfavorable with last year due to continued economic pressures and increased pension expense.

Interest expense in the third quarter and first nine months of 2003 versus 2002 remained essentially flat.

Other expense - net was lower for the third quarter and first nine months of 2003 compared to 2002 primarily due to the stabilization of foreign currencies resulting in a foreign currency related gain for the third quarter and a lower foreign currency related loss for the first nine months of 2003.

Net income increased $9.0 million, or 8.1 percent, in the third quarter of 2003 compared to the third quarter last year. Income before the cumulative effect of change in accounting principle, increased $7.6 million, or 3.0 percent, for the first nine months of 2003 over last year. Diluted net income per common share increased to $.82 per share in the quarter compared to $.73 per share in 2002. Before the cumulative effect of change in accounting principle for the first nine months, diluted net income per common share increased to $1.77 per share from $1.66 per share in 2002.

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

                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Senior Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic SEC reports. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         On August 27, 2003, the Company issued 350,000 shares of convertible participating serial preferred stock, no par value with cumulative quarterly dividends of $10.00 per share, for $350.0 million to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan ("Plan"). The Plan financed the acquisition of the preferred stock by borrowing $350.0 million from the Company at the rate of 4.5% per annum. This borrowing is payable over ten years in equal quarterly installments. The preferred stock was issued to a trust for an employee benefit plan and qualified as a private placement under Section 4(2) of the Securities Act of 1933, as amended. Each share of preferred stock is entitled to one vote upon all matters presented to the Company's shareholders, and the holders of the preferred stock and the holders of the common stock generally vote together as one class. The preferred stock will be held in an unallocated suspense account by the Plan until the value of the compensation expense related to the Company's contribution is earned at which time contributions will be credited to the members' accounts. The preferred stock is redeemable for cash and convertible into common stock at the option of the Plan based on the relative fair value of the preferred and common stock at time of conversion. The redemption and conversion formulas are fully set forth in the Company's Amendment to Amended and Restated Articles of Incorporation, dated August 26, 2003. At September 30, 2003 the Plan had redeemed 29,335 shares of preferred stock for cash, and 320,665 shares of preferred stock were issued and outstanding.

Item 5. Other Information

         During the fiscal quarter ended September 30, 2003, the Audit Committee of the Board of Directors of the Company approved certain non-audit services to be performed by Ernst & Young LLP, the Company's independent auditors. These non-audit services are for domestic and foreign tax-related compliance and advisory services and other foreign accounting and advisory services.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (4) Amendment to Amended and Restated Articles of Incorporation of the Company, dated August 26, 2003 (filed herewith).

                  (10)(a) Form of Individual Grantor Trust Participation Agreement (filed herewith).

                  (10)(b) Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the Form Attached as Exhibit 10(a) (filed herewith).

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

                  (31)(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

                  (32)(a) Section 1350 Certification of Chief Executive Officer (filed herewith).

                  (32)(b) Section 1350 Certification of Chief Financial Officer (filed herewith).

         (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2003. The Company furnished a Current Report on Form 8-K, dated July 22, 2003, reporting under Item 12 that the Company had issued a press release regarding its financial results for the second quarter of 2003 and certain other information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE SHERWIN-WILLIAMS COMPANY

November 12, 2003                     By:   /s/ J. L. Ault
                                            --------------
                                            J. L. Ault
                                            Vice President-Corporate Controller

November 12, 2003                     By:   /s/ L. E. Stellato
                                            ------------------
                                            L. E. Stellato
                                            Vice President, General Counsel and
                                            Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.                                  EXHIBIT

(4) Amendment to Amended and Restated Articles of Incorporation of the Company, dated August 26, 2003 (filed herewith).

(10)(a)           Form of Individual Grantor Trust Participation Agreement
                  (filed herewith).

(10)(b)           Schedule of Certain Executive Officers who are Parties to the
                  Individual

                  Grantor Trust Participation Agreements in the Form Attached as
                  Exhibit 10(a) (filed herewith).

(31)(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a) Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b) Section 1350 Certification of Chief Financial Officer (filed herewith).