Form 10-K
period 2003-12-31
SHERWIN WILLIAMS CO
filed 2004-03-11
CIK 89800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY

(Exact name of registrant as specified in its charter)

OHIO

(State or other jurisdiction of incorporation or organization)

34-0526850

(I.R.S. Employer Identification No.)

101 Prospect Avenue, N.W., Cleveland, Ohio

(Address of principal executive offices)

44115-1075

(Zip Code)

(216) 566-2000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

9.875% Debentures due 2016	New York Stock Exchange
Common Stock, Par Value $1.00	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X   No

     At January 31, 2004, 143,217,604 shares of common stock were outstanding, net of treasury shares. The aggregate market value of such common stock held by non-affiliates of the Registrant was $3,830,042,093 (computed by reference to the price at which the common stock was last sold on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter).

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2003 (“2003 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

     Portions of our Proxy Statement for the 2004 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

PART I

ITEM 1.  BUSINESS

Introduction

      The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America. Our principal executive offices are located at 101 Prospect Avenue, N.W., Cleveland, Ohio 44115-1075, telephone (216) 566-2000. As used in this report, the terms “Sherwin-Williams,” “Company,” “we” and “our” mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

Available Information

      We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. You may access these documents on the “Investor Relations” page of our website at www.sherwin.com.

      We also make available free of charge on our website our Corporate Governance Guidelines and the charters of our Audit Committee, our Compensation and Management Development Committee, and our Nominating and Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com. Any person may receive a copy of any of these documents by writing to us at The Sherwin-Williams Company, 101 Prospect Avenue, N.W., Cleveland, Ohio 44115, Attention: Investor Relations.

Basis of Reportable Segments

      We report our segment information in five reportable segments — Paint Stores, Consumer, Automotive Finishes, International Coatings (collectively, the “Operating Segments”) and Administrative — in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources.

      Our chief operating decision maker has been identified as our Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of our global, diverse operations, our chief operating decision maker regularly receives discrete financial information about each reportable segment as well as a significant amount of additional financial information about certain aggregated divisions, business units and subsidiaries. Our chief operating decision maker uses all such financial information for performance assessment and resource allocation decisions. Factors considered in determining our five reportable segments include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to the Board of Directors. Our chief operating decision maker evaluates the performance of our Operating Segments and allocates resources based on profit or loss and cash generated from operations before income taxes, excluding corporate expenses and financing gains and losses. The accounting policies of our reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 44 through 47 of our 2003 Annual Report, which is incorporated herein by reference.

Paint Stores Segment

      The Paint Stores Segment consists of 2,688 company-operated specialty paint stores in the United States, Canada, Virgin Islands, Puerto Rico and Mexico. Each division and business unit of the Segment is engaged in the related business activity of selling our own manufactured paints, coatings and related products to end-use customers. During 2003, this Segment opened 45 net new stores, remodeled 14 and relocated 29. The net new stores consisted of 41 stores in the United States, 3 in Canada and 1 in Mexico. In 2002, there were 70 net new stores opened or acquired (62 in the United States). In 2001, 85 net new stores were opened or acquired (83 in the United States). This Segment also manufactures original equipment manufacturer (OEM) product finishes sold through certain shared or dedicated paint stores and by direct outside sales representatives. In addition to stores, operations in Mexico include outside selling functions to dealers and other distributors.

      The Paint Stores Segment is the exclusive North American marketer and seller of Sherwin-Williams® branded architectural paints and coatings, industrial and marine products, OEM product finishes and related items produced by its product finishes manufacturing facilities and by the Consumer Segment, including the Consumer Segment’s Mexico manufacturing facility. The loss of any single customer would not have a material adverse effect on the business of this Segment.

Consumer Segment

      The Consumer Segment develops, manufactures and distributes a variety of paints, coatings and related products to third party customers and the Paint Stores Segment. Approximately 46 percent of the total sales of the Consumer Segment in 2003, including inter-segment transfers, represented products sold through the Paint Stores Segment. Sales and marketing of certain control-branded and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Segment has sales to certain customers that, individually, may be a significant portion of the sales of the Segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the Segment. This Segment incurs most of the Company’s capital expenditures related to ongoing environmental compliance measures.

Automotive Finishes Segment

      The Automotive Finishes Segment develops, manufactures and distributes a variety of motor vehicle finish, refinish and touch-up products primarily throughout North and South America, the Caribbean Islands and Europe. This Segment also licenses certain technology and trade names worldwide. Sherwin-Williams® branded automotive finish and refinish products are distributed throughout North America primarily through this Segment’s network of 142 company-operated automotive branches in the United States and 16 in Canada. Additional automotive branches in Jamaica (15), Chile (20) and Peru (1) complete this Segment’s worldwide network. At December 31, 2003, this Segment included consolidated operations in 9 foreign countries and realized income from licensing agreements in 14 foreign countries.

International Coatings Segment

      The International Coatings Segment develops, licenses, manufactures and distributes a variety of paints, coatings and related products worldwide. The majority of the sales from licensees and subsidiaries occur in South America, the Segment’s most important international market. This Segment sells its products through 28 company-operated specialty paint stores in Chile, 27 in Brazil, 5 in Uruguay and 1 in Argentina and by outside selling functions to dealers and other distributors. At December 31, 2003, this Segment included consolidated operations in 7 foreign countries, 4 foreign joint ventures and income from licensing agreements in 15 foreign countries.

Administrative Segment

      The Administrative Segment includes the administrative expenses of our corporate headquarters site. This Segment includes interest expense which is unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other expenses which are not directly associated with any Operating Segment. Administrative expenses do not include any significant foreign operations. Also included in the Administrative Segment is a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for our use, including our headquarters site, and disposal of idle facilities. Sales of the Administrative Segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by us in our operations. Gains and losses from the sale of property are not a significant operating factor in determining the performance of this Segment.

Segment Financial Information

      For financial information regarding our reportable segments, including net external sales, operating profit, identifiable assets and other information by segment, see Note 17 of the Notes to Consolidated Financial Statements on pages 64 through 66 of our 2003 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

      Financial and other information regarding domestic and foreign operations is set forth in Note 17 of the Notes to Consolidated Financial Statements on page 65 of our 2003 Annual Report, which is incorporated herein by reference.

      Additional information regarding risks attendant to foreign operations is set forth on page 31 of our 2003 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

      For additional information regarding our business and business developments, see pages 4, 5 and 10 through 19 of our 2003 Annual Report and the “Letter to Shareholders” on pages 6 through 9 of our 2003 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

      Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Operating Segments anticipate any significant sourcing problems during 2004. There are sufficient suppliers of each product purchased for resale that none of the Operating Segments anticipate any significant sourcing problems during 2004.

Seasonality

      The majority of the sales for the Paint Stores, Consumer and Automotive Finishes Segments traditionally occur during the second and third quarters. The International Coatings Segment’s fourth quarter sales have traditionally been greater than the sales for any of the first three quarters. There is no significant seasonality in sales for the Administrative Segment.

Trademarks and Trade Names

      Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and tradenames used by each Operating Segment are set forth below.

•	Paint Stores Segment: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, Duration®, Master Hide®, Sher-Wood® and Powdura®.

•	Consumer Segment: Thompson’s®, Dutch Boy®, Martin Senour®, Cuprinol®, Pratt & Lambert®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Formby’s® and Red Devil®.

•	Automotive Finishes Segment: Sherwin-Williams®, Martin Senour®, WesternTM, Lazzuril™, Excelo™, Baco™ and ScottWarren™.

•	International Coatings Segment: Sherwin-Williams®, Dutch Boy®, Krylon®, Kem-Tone®, Pratt & Lambert®, Minwax®, Ronseal™, Colorgin™, Globo™, Pulverlack™, Sumare™, Andina™, Marson™ and Martin Senour®.

Patents

      Although patents and licenses are not of material importance to our business as a whole or any segment, the International Coatings Segment and the international operations of the Automotive Finishes Segment derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

      Backlog orders are not significant in the business of any Operating Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill our needs for paint and coatings products through 2004.

Research and Development

      For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 45 of our 2003 Annual Report, which is incorporated herein by reference.

Competition

      We experience competition from many local, regional, national and international competitors of various sizes in the manufacture, distribution and sale of our paints, coatings and related products. We are a leading manufacturer and retailer of paints, coatings and related products to professional, industrial, commercial and retail customers, however, our competitive position varies for our different products and markets.

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

Employees

      We employed 25,777 persons at December 31, 2003.

Environmental Compliance

      For additional information regarding environmental-related matters, see pages 30 and 31 of our 2003 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 12 of the Notes to Consolidated Financial Statements on pages 45 and 46, 56 and 57, and 60 and 61, respectively, of our 2003 Annual Report, which is incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions.

      Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material availability and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

•	our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;

•	changes in general domestic economic conditions such as inflation rates, interest rates and tax rates;

•	risks and uncertainties associated with our expansion into and our operations in China, South America and other foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, unrest and other external economic and political factors;

•	the achievement of growth in developing markets, such as China, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations including those affecting the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities;

•	other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

•	the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and

•	unusual weather conditions.

      Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

      We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for the Paint Stores, Consumer and International Coatings Segments. We also own the world headquarters for the Automotive Finishes Segment located in Warrensville Heights, Ohio. Our principal manufacturing and distribu-

tion facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet our current needs.

PAINT STORES SEGMENT

Manufacturing Facilities

Arlington, Texas	Owned	Ontario, California	Leased
Cincinnati, Ohio	Owned	Rockford, Illinois	Leased
Columbus, Ohio	Owned	Spartanburg, South Carolina	Leased
Greensboro, North Carolina	Owned	Sylmar, California	Leased
Grimsby, Ontario, Canada	Owned	Victorville, California	Owned

CONSUMER SEGMENT

Manufacturing Facilities

Andover, Kansas	Owned	Garland, Texas	Owned
Baltimore, Maryland	Owned	Greensboro, North Carolina	Owned
Bedford Heights, Ohio	Owned	Havre de Grace, Maryland	Owned
Chicago, Illinois	Owned	Holland, Michigan	Owned
Coffeyville, Kansas	Owned	Lawrenceville, Georgia	Owned
Crisfield, Maryland	Leased	Memphis, Tennessee	Owned
Deshler, Ohio	Owned	Morrow, Georgia	Owned
Elk Grove, Illinois	Owned	Norfolk, Virginia	Leased
Emeryville, California	Owned	Olive Branch, Mississippi	Owned
Ennis, Texas	Owned	Orlando, Florida	Owned
Flora, Illinois	Owned	San Diego, California	Leased
Fort Erie, Ontario, Canada	Owned	South Holland, Illinois	Owned
Fort Myers, Florida	Owned	Vallejo, Mexico	Owned

Distribution Facilities

Atlanta, Georgia	Leased	Monterrey, Mexico	Leased
Bedford Heights, Ohio	Leased	Reno, Nevada	Leased
Effingham, Illinois	Leased	San Juan, Puerto Rico	Leased
Fredericksburg, Pennsylvania	Owned	Vaughan, Ontario, Canada	Leased
Guadalajara, Mexico	Leased	Waco, Texas	Leased
Hermosillo, Mexico	Leased	Winter Haven, Florida	Owned
Mexico City, Mexico	Owned

AUTOMOTIVE FINISHES SEGMENT

Manufacturing Facilities

Aprilia, Italy	Leased	Santiago, Chile*	Owned
Arica, Chile	Owned	Sao Paulo, Brazil	Owned
Kingston, Jamaica	Owned	Texcocco, Mexico	Owned
Richmond, Kentucky	Owned

Distribution Facilities

Aprilia, Italy	Leased	Reno, Nevada	Leased
Hermosilla, Mexico	Leased	Richmond, Kentucky	Owned
Kingston, Jamaica	Owned	Santiago, Chile*	Owned
Mechelen, Belgium	Leased	Sao Paulo, Brazil	Owned
Monterrey, Mexico	Leased	Texcocco, Mexico	Leased
Perpignon, France	Leased	Zaragoza, Mexico	Owned

INTERNATIONAL COATINGS SEGMENT

Manufacturing Facilities

Buenos Aires, Argentina	Owned	Sao Paulo, Brazil(2)	Owned
Rio Grande do Sul, Brazil	Leased	Sheffield, England	Owned
Santiago, Chile*	Owned

Distribution Facilities

Buenos Aires, Argentina	Owned	Santiago, Chile*	Owned
Dublin, Ireland	Owned	Santiago, Chile	Leased
Lima, Peru	Leased	Sao Paulo, Brazil(2)	Owned
Rio Grande do Sul, Brazil	Leased

* This facility is shared between the Automotive Finishes and International Coatings Segments.

      The operations of the Paint Stores Segment included 2,688 company-operated specialty paint stores, of which 206 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2003. These paint stores are divided into five separate operating divisions. The Chemical Coatings division is responsible for the manufacture of OEM product finishes and the sale of those products mainly through their 72 stores in the United States, Canada and Mexico. The remaining four divisions are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2003:

•	the Mid Western Division operated 707 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 518 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated 656 paint stores principally covering the lower east and gulf coast states, Puerto Rico and the Virgin Islands; and

•	the South Western Division operated 735 paint stores in the central plains, the lower west coast states and Mexico.

      The Paint Stores Segment opened 45 net new paint stores in 2003 and relocated 29.

      The Automotive Finishes Segment included 142 company-operated automotive branches, of which 1 was owned, in the United States and 52 leased company-operated branches in Canada (16), Chile (20), Jamaica (15) and Peru (1) at December 31, 2003.

      The International Coatings Segment included 61 company-operated specialty paint stores, of which 5 were owned, in Chile (28), Brazil (27), Uruguay (5) and Argentina (1).

      All real property within the Administrative Segment is owned by us. For additional information regarding real property within the Administrative Segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

      For additional information regarding real property leases, see Note 16 of the Notes to Consolidated Financial Statements on page 63 of our 2003 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

      For information regarding environmental-related matters and other legal proceedings, see pages 29 through 31 of our 2003 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 12 of the Notes to Consolidated Financial Statements on pages 45 and 46, 56 and 57, and 60 and 61, respectively, of our 2003 Annual Report, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is the name, age and present position of each of our executive officers on March 11, 2004, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	47	Chairman and Chief Executive Officer, Director	1994
Joseph M. Scaminace	50	President and Chief Operating Officer, Director	1994
Sean P. Hennessy	46	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	46	Senior Vice President — Human Resources	1997
Conway G. Ivy	62	Senior Vice President — Corporate Planning and Development	1979
John L. Ault	58	Vice President — Corporate Controller	1987
John G. Morikis	40	President, Paint Stores Group	1999
Ronald P. Nandor	44	President & General Manager, Automotive Division	2000
Thomas W. Seitz	55	President & General Manager, Consumer Division	1999
Louis E. Stellato	53	Vice President, General Counsel and Secretary	1989
Alexander Zalesky	44	President & General Manager, International Division	2002

      Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor served as Vice Chairman from October 1999 to April 2000 and President, Paint Stores Group from August 1997 to October 1999. Mr. Connor has served as a Director since October 1999. Mr. Connor has been employed with the Company since January 1983.

      Mr. Scaminace has served as President and Chief Operating Officer since October 1999. Mr. Scaminace served as President, Consumer Group from July 1998 to October 1999. Mr. Scaminace has served as a Director since October 1999. Mr. Scaminace has been employed with the Company since April 1983.

      Mr. Hennessy has served as Senior Vice President — Finance and Chief Financial Officer since August 2001 and also served as Treasurer from August 2001 to August 2002. Mr. Hennessy served as Vice President — Controller, Consumer Group from February 2000 to August 2001 and Senior Vice President & Director, Chemical Coatings, Paint Stores Group from February 1999 to February 2000. Mr. Hennessy has been employed with the Company since September 1984.

      Mr. Hopkins has served as Senior Vice President — Human Resources since February 2002. Mr. Hopkins served as Vice President — Human Resources from August 1997 to February 2002. Mr. Hopkins has been employed with the Company since September 1981.

      Mr. Ivy has served as Senior Vice President — Corporate Planning and Development since February 2002. Mr. Ivy served as Vice President — Corporate Planning and Development from April 1992 to February 2002. Mr. Ivy has been employed with the Company since March 1979.

      Mr. Ault has served as Vice President — Corporate Controller since January 1987. Mr. Ault has been employed with the Company since June 1976.

      Mr. Morikis has served as President, Paint Stores Group since October 1999. Mr. Morikis served as President & General Manager, Eastern Division, Paint Stores Group from July 1998 to October 1999. Mr. Morikis has been employed with the Company since December 1984.

      Mr. Nandor has served as President & General Manager, Automotive Division since September 2000. Mr. Nandor served as Executive Vice President — Marketing, Paint Stores Group from August 1998 to September 2000. Mr. Nandor has been employed with the Company since November 1996.

      Mr. Seitz has served as President & General Manager, Consumer Division since January 2001. Mr. Seitz served as President, Consumer Group from October 1999 to January 2001 and Vice President of Operations, Consumer Group from July 1998 to October 1999. Mr. Seitz has been employed with the Company since June 1970.

      Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991. Mr. Stellato has been employed with the Company since July 1981.

      Mr. Zalesky has served as President & General Manager, International Division, since October 2002. Prior to joining the Company, Mr. Zalesky was General Manager, Global Coatings, of Eastman Chemical Co. from July 2000 to October 2002, attended and graduated from the Sloan Fellows Program at the Massachusetts Institute of Technology from June 1999 to July 2000, and was Staff Assistant to the Vice Chairman of Eastman Chemical from June 1997 to June 1999. Mr. Zalesky has been employed with the Company since October 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at February 23, 2004 was 11,398.

      Information regarding market prices and dividend information with respect to our common stock is set forth on page 67 of our 2003 Annual Report, which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

(millions of dollars, except per share data)

	2003		2002		2001		2000		1999

Operations
Net sales	$5,408		$5,185		$5,066		$5,212		$5,004
Income before cumulative effect of change in accounting principle	332		311		263		16	(a)	304
Net income	332		128		263		16	(a)	304
Financial Position
Total assets	$3,683		$3,432		$3,628		$3,751	(a)	$4,033
Long-term debt	503		507		504		621		622
Ratio of earnings to fixed charges (b)	6.8	x	6.5	x	5.2	x	2.4	x(a)	5.8	x
Per Common Share Data
Income before cumulative effect of change in accounting principle — basic	$2.29		$2.07		$1.69		$.10	(a)	$1.81
Income before cumulative effect of change in accounting principle — diluted	2.26		2.04		1.68		.10	(a)	1.80
Net income — basic	2.29		.85		1.69		.10	(a)	1.81
Net income — diluted	2.26		.84		1.68		.10	(a)	1.80
Cash dividends	.62		.60		.58		.54		.48

(a)	Amount includes an impairment of other assets charge of $294 million ($1.80 per share) after tax.

(b)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth on pages 24 through 37 of our 2003 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are exposed to market risk associated with interest rates and foreign currency exposure. We utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. These interest rate swap contracts are described in detail in Note 7 of the Notes to Consolidated Financial Statements on pages 55 and 56 of our 2003 Annual Report. We do not believe that any potential loss related to interest rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows. We also entered into foreign currency option and forward contracts to hedge against value changes in foreign currency. Foreign currency option and forward contracts are described in detail in Note 12 of the Notes to Consolidated Financial Statements on pages 60 and 61 of our 2003 Annual Report. We believe we may experience continuing losses from foreign currency translation. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is set forth on pages 40 through 66 of our 2003 Annual Report under the captions entitled “Consolidated Balance Sheets,” “Statements of Consolidated Income,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 15 of the Notes to Consolidated Financial Statements on pages 62 and 63 of our 2003 Annual Report, which is incorporated herein by reference. The Report of Independent Auditors is set forth on page 14 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by us in our periodic SEC reports. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The information regarding our directors is set forth under the caption entitled “Election of Directors (Proposal 1)” in our Proxy Statement, which is incorporated herein by reference.

      The information regarding material changes to the procedures by which security holders may recommend nominees to our Board of Directors is set forth under the caption “Meetings and Committees of the Board of Directors — Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

Executive Officers

      The information regarding our executive officers is set forth under the caption entitled “Executive Officers of the Registrant” in Part I of this report, which is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.

Audit Committee

      The information regarding the Audit Committee of our Board of Directors and the information regarding “audit committee financial experts” are set forth under the caption entitled “Meetings and Committees of the Board of Directors — Audit Committee” in our Proxy Statement, which is incorporated herein by reference.

Code of Ethics

      We have adopted a Business Ethics Policy, which applies to all of our directors, officers and employees. Our Business Ethics Policy includes additional ethical obligations for our senior financial management (which includes our chief executive officer, our chief financial officer, and the controller, treasurer and principal financial and accounting personnel in our operating groups and corporate departments). Our Business Ethics Policy is available in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com. Any person may receive a copy without charge by writing to us at: The Sherwin-Williams Company, 101 Prospect Avenue, N.W., Cleveland, Ohio, 44115, Attention: Investor Relations.

      We intend to disclose on our website any amendment to, or waiver from, a provision of our Business Ethics Policy that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is set forth on pages 10 through 17 of our Proxy Statement and under the caption entitled “Compensation of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information regarding security ownership of certain beneficial owners and management is set forth under the captions entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information about our common stock that may be issued under our equity compensation plans at December 31, 2003.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders[1,2]	15,099,131	$25.27	7,070,782
Equity compensation plans not approved by security holders	0	—	—
Total	15,099,131	$25.27	7,070,782

[1]	Column (a) represents the number of shares of common stock that may be issued in connection with the exercise of outstanding stock options granted under The Sherwin-Williams Company 1984 Stock Plan, The Sherwin-Williams Company 1994 Stock Plan, The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors and The Sherwin-Williams Company 2003 Stock Plan. The 1984 Stock Plan expired on February 15, 1994, and the 1994 Stock Plan expired on February 16, 2003, although outstanding stock options and restricted stock continue in force in accordance with their terms.

[2]	Column (c) includes 6,854,115 shares of common stock remaining available for future awards of stock options, stock appreciation rights and restricted stock under the 2003 Stock Plan and 216,667 shares of common stock remaining available for future awards of stock options and restricted stock under the 1997 Stock Plan. No more than ten percent (10%) of the total authorized shares of common stock available under the 2003 Stock Plan may be awarded as restricted stock. All of the shares remaining available under the 1997 Stock Plan may be awarded as restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the captions entitled “Certain Relationships and Related Transactions,” “Compensation of Directors” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is set forth under the caption entitled “Matters Relating to the Independent Auditors” in our Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2003 Annual Report are incorporated by reference in Item 8. The Report of Independent Auditors is set forth on page 14 of this report.
		(i)	Consolidated Balance Sheets at December 31, 2003, 2002 and 2001 (page 40 of our 2003 Annual Report);
		(ii)	Statements of Consolidated Income for the years ended December 31, 2003, 2002 and 2001 (page 41 of our 2003 Annual Report);
		(iii)	Statements of Consolidated Cash Flows for the years ended December 31, 2003, 2002 and 2001 (page 42 of our 2003 Annual Report);
		(iv)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001 (page 43 of our 2003 Annual Report); and
		(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 (pages 44 through 66 of our 2003 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Valuation and Qualifying Accounts and Reserves (Schedule II)
Changes in the allowance for doubtful accounts were as follows:

	2003	2002	2001

Beginning balance	$26,405	$25,911	$21,818
Bad debt expense	22,273	28,374	24,620
Uncollectible accounts written off, net of recoveries	(21,700)	(27,880)	(20,527)

Ending balance	$26,978	$26,405	$25,911

(3)	Exhibits
See the Exhibit Index on pages 17 and 18 of this report.

(b)	Reports on Form 8-K — We furnished a Current Report on Form 8-K and Form 8-K/A, dated October 28, 2003, reporting under Item 12 that we had issued a press release regarding our financial results for the third quarter of 2003 and other information.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

The Sherwin-Williams Company
Cleveland, Ohio

      We have audited the consolidated balance sheets of The Sherwin-Williams Company and subsidiaries as of December 31, 2003, 2002 and 2001, and the related statements of consolidated income, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2003 incorporated by reference from the Company’s Annual Report. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sherwin-Williams Company and subsidiaries at December 31, 2003, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As disclosed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and indefinite-lived intangible assets.

Cleveland, Ohio
January 24, 2004

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. STELLATO

L. E. Stellato, Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 11, 2004.

* C. M. CONNOR C. M. Connor	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

* J. M. SCAMINACE J. M. Scaminace	President and Chief Operating Officer, Director

* S. P. HENNESSY S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* J. L. AULT J. L. Ault	Vice President — Corporate Controller (Principal Accounting Officer)

* J. C. BOLAND J. C. Boland	Director

* J. G. BREEN J. G. Breen	Director

* D. E. COLLINS D. E. Collins	Director

* D. E. EVANS D. E. Evans	Director

* S. J. KROPF S. J. Kropf	Director

* R. W. MAHONEY R. W. Mahoney	Director

* G. E. McCULLOUGH G. E. McCullough	Director

* A. M. MIXON, III A. M. Mixon, III	Director

* C. E. MOLL C. E. Moll	Director

* R. K. SMUCKER R. K. Smucker	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. STELLATO L. E. Stellato, Attorney-in-fact	March 11, 2004

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through May 1, 2001, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
	(b)	Amendment to Amended and Restated Articles of Incorporation of the Company, dated August 26, 2003, filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	(c)	Regulations of the Company, as amended, dated April 27, 1988, filed as Exhibit 4(b) to Post-Effective Amendment No. 1, dated April 29, 1988, to Form S-8 Registration Statement Number 2-91401, and incorporated herein by reference.
4.	(a)	Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	Amended and Restated Five Year Revolving Credit Agreement, dated January 3, 2000, among the Company, The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
	(c)	Amendment No. 1 to Amended and Restated Five Year Revolving Credit Agreement, dated December 1, 2000 and effective January 3, 2001, among the Company, The Chase Manhattan Bank, as Administrative Agent and Competitive Advance Facility Agent, and the financial institutions which are signatories thereto, filed as Exhibit 4(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
	(d)	Indenture between Sherwin-Williams Development Corporation, as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(e)	Rights Agreement between the Company and The Bank of New York, as successor Rights Agent to KeyBank National Association, dated April 23, 1997, filed as Exhibit 1 to Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.	*(a)	Form of Director and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Employment Agreement, dated March 16, 1979, between C.G. Ivy and the Company filed as Exhibit 28(b) to Form S-3 Registration Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.
	*(c)	Amendment to Employment Agreement, dated February 22, 1996, between C.G. Ivy and the Company filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
	*(d)	Forms of Severance Pay Agreements filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(e)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in Exhibit 10(d) filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
	*(f)	The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
	*(g)	The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

	*(h)	Form of Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
	*(i)	Form of Executive Life Insurance Plan filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
	*(j)	Form of The Sherwin-Williams Company Management Compensation Program filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
	*(k)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
	*(l)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
	*(m)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
	*(n)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(o)	Consulting Agreement, dated May 1, 2000, between John G. Breen and the Company filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
	*(p)	Amended and Restated Split-Dollar Life Insurance Agreement, dated August 18, 2000, among the Company, National City Bank and John G. Breen filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
	*(q)	Salary Continuation and Death Benefit Plan Agreement, dated August 18, 2000, between John G. Breen and the Company filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
	*(r)	Form of Individual Grantor Trust Participation Agreement filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	*(s)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreement in the form referred to in Exhibit 10(r) filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
13.		Our 2003 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2003 Annual Report which are specifically incorporated by reference in this report, our 2003 Annual Report shall not be deemed “filed” as part of this report.
21.		Subsidiaries (filed herewith).
23.		Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
24.	(a)	Powers of Attorney (filed herewith).
	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31.	(a)	Rule 13a-14(a)(15d-14(a) Certification of Chief Executive Officer (filed herewith).
	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.