Form 10-Q
period 2004-03-31
SHERWIN WILLIAMS CO
filed 2004-05-07
CIK 89800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period Ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________to ______

Commission file number 1-04851

                          THE SHERWIN-WILLIAMS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                           34-0526850
--------------------------------                    ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 101 Prospect Avenue, N.W., Cleveland, Ohio                 44115-1075
-------------------------------------------         ----------------------------
 (Address of principal executive offices)                   (Zip Code)

                                 (216)566-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

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

Common Stock, $1.00 Par Value - 143,197,105 shares as of April 30, 2004.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

                                                Three months ended March 31,
                                                ----------------------------
                                                   2004            2003
                                                -----------    -------------
Net sales                                       $ 1,319,522    $   1,148,461
Cost of goods sold                                  747,895          646,697
Gross profit                                        571,627          501,764
  Percent to net sales                                 43.3%            43.7%
Selling, general and administrative expenses        484,546          440,450
  Percent to net sales                                 36.7%            38.4%
Interest expense                                      9,387           10,091
Interest and net investment income                   (1,309)          (1,490)
Other expense - net                                    (179)           4,206
                                                -----------    -------------

Income before income taxes                           79,182           48,507
Income taxes                                         27,714           17,705
                                                -----------    -------------

Net income                                      $    51,468    $      30,802
                                                ===========    =============

Net income per common share:
     Basic                                      $      0.36    $        0.21

     Diluted                                    $      0.35    $        0.21

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

                                                                  MARCH 31,     December 31,      March 31,
                                                                    2004            2003            2003
                                                                ------------    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    103,570    $    302,813    $     12,834
  Accounts receivable, less allowance                                657,644         544,070         553,816
  Inventories:
    Finished goods                                                   593,628         552,657         583,612
    Work in process and raw materials                                 91,916          85,580          78,700
                                                                ------------    ------------    ------------
                                                                     685,544         638,237         662,312
  Deferred income taxes                                               86,703          86,616         116,319
  Other current assets                                               149,489         143,408         112,390
                                                                ------------    ------------    ------------
         Total current assets                                      1,682,950       1,715,144       1,457,671

Goodwill                                                             566,742         563,531         551,759
Intangible assets                                                    181,074         187,202         184,290
Deferred pension assets                                              422,053         420,133         414,992
Other assets                                                         146,311         146,348         127,773

Property, plant and equipment                                      1,629,410       1,611,794       1,602,144
  Less allowances for depreciation                                   977,292         961,544         930,789
                                                                ------------    ------------    ------------
                                                                     652,118         650,250         671,355
                                                                ------------    ------------    ------------
Total assets                                                    $  3,651,248    $  3,682,608    $  3,407,840
                                                                ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                         $     98,825
  Accounts payable                                              $    630,297    $    587,935         530,146
  Compensation and taxes withheld                                    113,303         168,758          87,671
  Current portion of long-term debt                                    9,967          10,596          13,907
  Other accruals                                                     278,549         297,800         278,229
  Accrued taxes                                                      102,450          89,081         109,151
                                                                ------------    ------------    ------------
         Total current liabilities                                 1,134,566       1,154,170       1,117,929

Long-term debt                                                       503,510         502,992         506,456
Postretirement benefits other than pensions                          217,874         216,853         214,536
Other long-term liabilities                                          343,957         349,736         289,207

Shareholders' equity:
  Preferred stock - convertible, participating, no par value:
    271,516, 284,657 and 6,193 shares outstanding at
    March 31, 2004, December 31, 2003
    and March 31, 2003, respectively                                 271,516         284,657           6,193
  Unearned ESOP compensation                                        (271,516)       (284,657)         (6,193)
  Common stock - $1.00 par value:
    142,982,862, 143,406,707 and 146,848,643 shares
    outstanding at March 31, 2004, December 31, 2003
    and March 31, 2003, respectively                                 213,846         212,409         210,326
  Other capital                                                      377,314         347,779         267,896
  Retained earnings                                                2,425,781       2,398,854       2,165,469
  Treasury stock, at cost                                         (1,335,502)     (1,270,917)     (1,102,521)
  Cumulative other comprehensive loss                               (230,098)       (229,268)       (261,458)
                                                                ------------    ------------    ------------
Total shareholders' equity                                         1,451,341       1,458,857       1,279,712
                                                                ------------    ------------    ------------
Total liabilities and shareholders' equity                      $  3,651,248    $  3,682,608    $  3,407,840
                                                                ============    ============    ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                   2004             2003
                                                                -----------     ------------
OPERATING ACTIVITIES
Net income                                                      $    51,468     $     30,802
Adjustments to reconcile net income to net operating cash:
    Depreciation                                                     25,327           25,368
    Amortization of intangibles and other assets                      3,205            2,849
    Provisions for qualified exit costs                               2,700
    Increase in deferred pension assets                              (1,920)            (403)
    Net increase in postretirement liability                          1,021              787
    Other                                                             4,538            3,448
Change in working capital accounts - net                           (188,481)        (165,503)
Costs incurred for environmental - related matters                   (2,357)          (1,326)
Costs incurred for qualified exit costs                                (134)            (589)
Other                                                                 1,521           (7,141)
                                                                -----------     ------------

   Net operating cash                                              (103,112)        (111,708)

INVESTING ACTIVITIES
Capital expenditures                                                (25,826)         (32,964)
Increase in other investments                                        (4,865)          (8,912)
Other                                                                (2,543)          (2,795)
                                                                -----------     ------------
   Net investing cash                                               (33,234)         (44,671)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                                 98,825
Decrease in long-term debt                                             (265)
Payments of long-term debt                                             (629)          (1,094)
Payments of cash dividends                                          (24,541)         (22,818)
Proceeds from stock options exercised                                27,101            2,000
Treasury stock purchased                                            (64,177)         (72,627)
Other                                                                  (246)             (91)
                                                                -----------     ------------

   Net financing cash                                               (62,757)           4,195
                                                                -----------     ------------

Effect of exchange rate changes on cash                                (140)           1,006
                                                                -----------     ------------

Net decrease in cash and cash equivalents                          (199,243)        (151,178)
Cash and cash equivalents at beginning of year                      302,813          164,012
                                                                -----------     ------------

Cash and cash equivalents at end of period                      $   103,570     $     12,834
                                                                ===========     ============

Income taxes paid                                               $    15,728     $      6,749
Interest paid                                                        18,016           18,927

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 2004 and 2003

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the first quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

NOTE B--STOCK-BASED COMPENSATION

At March 31, 2004, the Company had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as more fully described in Note 1 and Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Pro-forma information regarding the impact of stock-based compensation on net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that statement, is illustrated in the following table:

                                                                 Three months ended
(Thousands of dollars except per share data)                          March 31,
                                                                ---------------------
                                                                  2004        2003
                                                                ---------   ---------
Net income, as reported                                         $  51,468   $  30,802
Add: Total stock-based compensation expense
     included in the determination of net income
     as reported, net of related tax effects                        2,516         488
Less: Total stock-based compensation expense
      determined under fair value based method for
      all awards, net of related tax effects                       (3,236)     (3,381)
                                                                ---------   ---------

Pro-forma net income                                            $  50,748   $  27,909
                                                                =========   =========

Net income per share:
      Basic - as reported                                       $    0.36   $    0.21
      Basic - pro-forma                                         $    0.36   $    0.19
      Diluted - as reported                                     $    0.35   $    0.21
      Diluted - pro-forma                                       $    0.35   $    0.19

NOTE C--DIVIDENDS

Dividends paid on common stock during the first quarters of 2004 and 2003 were $.17 per common share and $.155 per common share, respectively.

NOTE D--OTHER EXPENSE - NET

Items included in Other expense - net are as follows:

                                            Three months ended
(Thousands of dollars)                          March 31,
                                           --------------------
                                            2004          2003
                                           -------       ------
Dividend and royalty income                $  (594)      $ (709)

Net expense from financing
  and investing activities                   1,125        1,450

Foreign currency related (gains) losses       (459)       2,539

Other income                                  (588)        (111)

Other expense                                  337        1,037

The net expense from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets and financing fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

NOTE E--DISPOSITION AND TERMINATION OF OPERATIONS

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with SFAS No. 146, "Accounting for Costs Asssociated with Exit or Disposal Activities." Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Adjustments may be made for subsequent revisions in estimated fair value, not to exceed original asset carrying value before impairment.

During the first quarter of 2004, a distribution facility in the Automotive Finishes Segment and a manufacturing facility in the Consumer Segment were closed. In accordance with SFAS No. 146, non-cancelable rent, post-closure severance and other related costs were accrued during the quarter. The following table summarizes the liabilities for qualified exit costs at March 31, 2004 and the activity for the three-month period then ended:

(Thousands of dollars)

                                                                             Actual
                                               Balance at    Provisions   expenditures   Balance at
                                              December 31,   in Cost of    charged to    March 31,
                 Exit Plan                        2003       goods sold     accrual         2004
-------------------------------------------   ------------   ----------   ------------   ----------
Automotive Finishes distribution facility:
   Post-closure severance costs                                $  297                     $    297
   Other qualified exit costs                                     903                          903
Consumer manufacturing facility:
   Other qualified exit costs                                   1,500                        1,500
Qualified exit costs intiated prior to 2002     $ 14,912                    $  (134)        14,778
                                                --------       ------       -------       --------
Totals                                          $ 14,912       $2,700       $  (134)      $ 17,478
                                                ========       ======       =======       ========

For further details on the disposition and termination of operations, see Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE F--PRODUCT WARRANTIES

Changes in the Company's accrual for product warranty claims during the first quarter of 2004 and 2003, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)      2004         2003
                         ----------    ---------
Balance at January 1     $  16,555     $  15,510
Charges to expense           7,244         5,484
Settlements                 (5,808)       (4,538)
                         ---------     ---------
Balance at March 31      $  17,991     $  16,456
                         =========     =========

For further details on the Company's accrual for product warranty claims, see
Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE G--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Thousands of dollars)                      Three months ended
                                                 March 31,
                                           ---------------------
                                             2004         2003
                                           ---------   ---------
Net income                                 $  51,468   $  30,802
Foreign currency translation adjustments        (830)       (286)
                                           ---------   ---------
Comprehensive income                       $  50,638   $  30,516
                                           =========   =========

NOTE H--INCOME PER COMMON SHARE

                                                             Three months ended March 31,
                                                            ------------------------------
(Thousands of dollars except per share data)                    2004             2003
                                                            -------------   --------------
Basic
     Average common shares outstanding                        141,799,100      145,841,044
                                                            =============   ==============

     Net income                                             $      51,468   $       30,802
                                                            =============   ==============

     Net income per common share                            $        0.36   $         0.21
                                                            =============   ==============

Diluted
     Average common shares outstanding                        141,799,100      145,841,044
     Non-vested restricted stock grants                           799,000          528,667
     Stock options and other contingently issuable shares       2,988,121        1,590,647
                                                            -------------   --------------
     Average common shares assuming dilution                  145,586,221      147,960,358
                                                            =============   ==============

     Net income                                             $      51,468   $       30,802
                                                            =============   ==============

     Net income per common share                            $        0.35   $         0.21
                                                            =============   ==============

NOTE I--REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Net External Sales/ Operating Profit
------------------------------------
(Thousands of dollars)

                                           2004                       2003
                                 ------------------------   -----------------------
                                    NET         SEGMENT         Net        Segment
                                  EXTERNAL     OPERATING     External     Operating
                                   SALES         PROFIT        Sales       Profit
                                 -----------   ----------   -----------   ---------
THREE MONTHS ENDED MARCH 31:
----------------------------
Paint Stores                     $   803,715   $   52,521   $   716,271   $  29,941
Consumer                             317,202       49,183       266,167      39,080
Automotive Finishes                  120,344       11,964       106,446      10,083
International Coatings                76,361        4,733        57,803        (259)
Administrative                         1,900      (39,219)        1,774     (30,338)
                                 -----------   ----------   -----------   ---------
  Consolidated totals            $ 1,319,522   $   79,182   $ 1,148,461   $  48,507
                                 ===========   ==========   ===========   =========

Intersegment Transfers
----------------------
(Thousands of dollars)

                                    2004          2003
                                 -----------   ----------
THREE MONTHS ENDED MARCH 31:
----------------------------
     Paint Stores                $       164   $      110
     Consumer                        232,272      212,832
     Automotive Finishes              13,191        8,148
     International Coatings              684          182
     Administrative                    1,134        1,079
                                 -----------   ----------
       Segment totals            $   247,445   $  222,351
                                 ===========   ==========

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $148.1 million and $7.6 million, respectively, for the first quarter of 2004, and $114.6 million and $1.6 million, respectively, for the first quarter of 2003. Long-lived assets of these subsidiaries totaled $116.7 million and $96.0 million at March 31, 2004 and 2003, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment's expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

NOTE J--HEALTH CARE, PENSION AND OTHER BENEFITS

Shown below are the components of the Company's net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(thousands of dollars)

                                            DOMESTIC DEFINED         FOREIGN DEFINED      POSTRETIREMENT BENEFITS
                                          BENEFIT PENSION PLANS   BENEFIT PENSION PLANS     OTHER THAN PENSIONS
                                          ---------------------   ---------------------   -----------------------
                                             2004        2003       2004         2003       2004         2003
                                          ---------   ---------   --------      -------   --------     --------
THREE MONTHS ENDED MARCH 31:
----------------------------
  NET PERIODIC BENEFIT (CREDIT) COST:
    SERVICE COST                          $   2,823   $   2,703   $    383      $   340   $  1,092     $  1,084
    INTEREST COST                             3,177       3,017        586          490      4,344        4,197
    EXPECTED RETURN ON ASSETS                (9,725)     (9,121)      (481)        (366)
    RECOGNITION OF:
      UNRECOGNIZED PRIOR SERVICE COST           197         240         16           74     (1,112)        (971)
      UNRECOGNIZED ACTUARIAL LOSS             1,632       2,775        270          277      1,112          637
                                          ---------   ---------   --------      -------   --------     --------
    NET PERIODIC BENEFIT (CREDIT) COST    $  (1,896)  $    (386)  $    774      $   815   $  5,436     $  4,947
                                          =========   =========   ========      =======   ========     ========

For further details on the Company's health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE K--OTHER LONG-TERM LIABILITIES

The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $97,933 higher than the amount provided at March 31, 2004. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

Included in Other long-term liabilities at March 31, 2004 and 2003 were accruals for extended environmental-related activities of $107,170 and $104,222, respectively. Estimated costs of current investigation and remediation activities of $25,697 and $23,499 are included in Other accruals at March 31, 2004 and 2003, respectively.

Three of the Company's current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2004. Included in the accruals of $132,867 at March 31, 2004 is $70,636 related directly to these three sites. In the aggregate unaccrued exposure of $97,933 at March 31, 2004, $41,098 relates to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

Management cannot presently estimate the potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company's operations cannot be made due to the aforementioned uncertainties.

Management expects these contingent environmental-related liabilities to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain environmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.

For further details on the Company's Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE L--IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." In accordance with FSP No. 106-1, the Company has elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for the health care benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the health care benefits required by revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," until authoritative guidance on the accounting for the federal subsidy is issued. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effect of the Act (see Note J). Authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Management has not yet determined the effect FSP No. 106-1 will have on the Company's results of operations, financial condition or liquidity.

NOTE M--RECLASSIFICATION

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales increased $171.1 million, or 14.9 percent, to $1.320 billion in the first quarter of 2004. The sales gain in the first quarter was due primarily to continuing strong domestic architectural paint sales and improving sales and market conditions in domestic industrial maintenance, product finishes and automotive markets. Also, consolidated sales for the first quarter of 2004 compare positively to last year sales due in part to favorable currency exchange fluctuations in 2004, the adverse impact on sales of harsh weather conditions in parts of the United States in the first quarter of 2003 and by a soft domestic economic environment throughout most of 2003. The impact of favorable currency exchange rates increased consolidated net sales for the first three months of 2004 by 1.4 percent. Net income increased $20.7 million, or 67.1 percent, to $51.5 million in the first quarter of 2004. Diluted net income per common share for the first quarter of 2004 was $.35 per share compared to $.21 per share in 2003.

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

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2003. There have been no significant changes in the Company's accruals for environmental remediation-related activities or qualified exit costs since the year ended December 31, 2003. A comprehensive discussion of the Company's critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION

Cash and cash equivalents decreased $199.2 million during the first three months of 2004 related primarily to the seasonality of the business. Cash requirements for normal seasonal increases in working capital of $188.5 million, capital expenditures of $25.8 million, payments of cash dividends of $24.5 million and treasury stock purchases of $64.2 million were partially offset by net cash from operations and proceeds from the exercise of stock options of $27.1 million. There were no short-term borrowings related to the Company's commercial paper program outstanding at March 31, 2004. The Company had unused maximum borrowing availability of $608.0 million at March 31, 2004 under the commercial paper program that is backed by the Company's revolving credit agreement. At March 31, 2004, the Company's current ratio was 1.48, essentially unchanged from December 31, 2003.

Since March 31, 2003, cash generated by operations of $567.5 million was used primarily for capital expenditures of $109.4 million, acquisitions of businesses of $48.4 million, reductions in short-term borrowings of $98.8 million, treasury stock purchases of $229.7 million and cash dividends of $92.4 million.

Capital expenditures during the first three months of 2004 primarily represented expenditures associated with new store openings and normal equipment replacement in the Paint Stores Segment, and capacity and service improvements in the Consumer Group. We do not anticipate the need for any specific external financing to support our capital expenditure programs during 2004.

During the first quarter of 2004, the Company purchased 1,850,000 shares of its common stock for treasury purposes. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at March 31, 2004 to purchase approximately 15,173,000 shares of its common stock.

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

During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. This first phase did not consider the issues of liability or damages, if any, related to the public nuisance claim. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. This was the first legal proceeding against the Company to go to trial relating to the Company's lead pigment and lead-based paint litigation. The State of Rhode Island has decided to retry the case and a trial has been scheduled for April 2005. The Company believes it is possible that additional legal proceedings could be scheduled for trial during 2004 and subsequent years.

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

The operations of the Company, like those of other companies in the same industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern current operations and products, but also impose potential liability on the Company for past operations. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and the industry in the future. Management believes that the Company conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and promote continued compliance.

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures are included in the normal operating expenses of conducting business. The Company's capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company's financial condition, liquidity, cash flow or results of operations during the first quarter of 2004. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company's financial condition, liquidity, cash flow or results of operations in 2004.

The Company is involved with environmental investigation and remediation activities at some of its current and former sites (including sites which were previously owned and/or operated by businesses acquired by the Company). In addition, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third-party sites, primarily Superfund sites. The Company may be similarly designated with respect to additional third-party sites in the future.

The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2004 and 2003, the Company had accruals for environmental-related activities of $132.9 million and $127.7 million, respectively.

Due to the uncertainties surrounding environmental investigation and remediation activities, the Company's liability may result in costs that are significantly higher than currently accrued. If the Company's future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company's aggregate accruals for environmental-related activities would be $97.9 million higher than the accruals at March 31, 2004.

Three of the Company's current and former manufacturing sites, described below, account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2004. Included in the accruals of $132.9 million at March 31, 2004 is $70.6 million related directly to these three sites. In the aggregate unaccrued exposure of $97.9 million at March 31, 2004, $41.1 million relates to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

The first of these sites is a former manufacturing facility in New Jersey that is in the early investigative stage of the environmental-related process. Although contamination exists at the site and adjacent areas, the extent and magnitude of the contamination has not yet been fully quantified. Due to the uncertainties of the scope and magnitude of contamination and the degree of remediation that may be necessary relating to this site, it is reasonably likely that further extensive investigation may be required and that extensive remedial actions may be necessary not only at the former manufacturing site but along an adjacent waterway. Depending on the extent of the additional investigation and remedial actions necessary, the ultimate liability for this site may exceed the amount currently accrued and the maximum of the range of reasonably possible outcomes currently estimated by management.

The second site is a current manufacturing facility located in Illinois. The environmental issues at this site have been determined to be associated with historical operations. While the majority of the investigative work has been completed at this site and some remedial actions taken, agreement on a proposed remedial action plan has not been obtained from the appropriate governmental agency. The third site is a current manufacturing facility in California. Similar to the Illinois site noted above, the environmental issues at this site have been determined to be associated with historical operations. The majority of the investigative activities have been completed at this site, some remedial actions have been taken and a proposed remedial action plan has been formulated but currently no clean up goals have been approved by the lead governmental agency. In both the Illinois and California sites, the potential liabilities relate to clean-up goals that have not yet been established and the degree of remedial actions that may be necessary to achieve these goals.

Management cannot presently estimate the potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company's financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company's operations cannot be made due to the aforementioned uncertainties.

Management expects these contingent environmental-related liabilities to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain governmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.

There have been no significant changes to the Company's contractual obligations and commercial commitments in the first quarter of 2004 as summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

There have been no significant changes to the Company's accrual for product warranty claims in the first quarter of 2004 as disclosed in Note E.

RESULTS OF OPERATIONS

Shown below are net sales and the percentage change for the first quarter by reportable segment for 2004 and 2003:

(thousands of dollars)        2004        Change       2003
                           -----------    ------    -----------
Paint Stores               $   803,715     12.2%    $   716,271
Consumer                       317,202     19.2%        266,167
Automotive Finishes            120,344     13.1%        106,446
International Coatings          76,361     32.1%         57,803
Administrative                   1,900      7.1%          1,774
                           -----------              -----------
                           $ 1,319,522     14.9%    $ 1,148,461
                           ===========              ===========

Consolidated net sales increased in the first quarter due primarily to strong domestic architectural paint sales and improving sales and market conditions in domestic industrial maintenance, product finishes and automotive markets. Also, consolidated net sales for the first quarter of 2004 compare positively to last year's net sales due in part to favorable currency exchange fluctuations in 2004, the adverse impact on net sales in 2003 of harsh weather conditions in parts of the United States in the first quarter of 2003 and by a soft domestic economic environment throughout most of 2003. The impact of favorable currency exchange rates increased consolidated net sales for the first three months of 2004 by 1.4 percent. Net sales in the Paint Stores Segment increased due primarily to continuing strong domestic architectural paint sales to contractors and do-it-yourself (DIY) customers. Industrial maintenance and product finishes sales improved during the quarter as the domestic economic environment continued to strengthen compared to a soft domestic economic environment during the first three quarters of 2003. Comparable-store sales, which are net sales from stores open for more than twelve calendar months, increased 11.0 from last year's first quarter. Net sales of the Consumer Segment increased due primarily to new product and new customer sales and acquisitions. In addition, the year-to-year comparison includes annualizing the adverse impact on net sales in 2003 by changes in the ordering or promotional patterns by some of the Segment's largest retail customers, the preparation for store closings by a major retailer, the impact of harsh weather and stringent inventory control relating to the slow domestic economy. The Automotive Finishes Segment's first quarter net sales increased due primarily to the impact of favorable currency exchange rates, strength in the core collision business sector and improved original equipment manufacturer (OEM) sales. The impact of favorable currency exchange rates increased net sales of this Segment in the first quarter of 2004 by 3.0 percent. Net sales in the International Coatings Segment increased due primarily to beneficial currency exchange rates. Strengthening South American economies that resulted in volume gains and increased volume sales in the United Kingdom helped increase net sales. The impact of favorable currency exchange rates increased this Segment's net sales by 21.0 percent in the first three months of 2004.

Consolidated gross profit as a percent of sales decreased to 43.3 percent in the first quarter of 2004 from 43.7 percent in the first quarter of 2003. The decrease in the gross profit percentage is primarily related to $2.7 million of provisions for qualified exit costs of two closed facilities and raw material cost increases that could not be totally offset by improved manufacturing absorption. The Paint Stores Segment's gross profit for the first quarter was higher than last year by $45.8 million due to strong overall sales volume. The Consumer Segment's first quarter gross profit increased $13.8 million from last year due to sales volume increases and manufacturing absorption partially offset by raw material cost increases. The Automotive Finishes Segment's margins increased $6.5 million during the first quarter of 2004 due to the strong sales increase over last year and improved manufacturing absorption. The International Coatings Segment's first quarter gross profit was $5.7 million higher than last year due to operating efficiencies related to higher sales volumes and favorable currency rate fluctuations for required raw materials purchased on a U.S. dollar denominated basis.

Consolidated selling, general and administrative expenses as a percent of sales decreased to 36.7 percent in the first quarter of 2004 from 38.4 percent in the first quarter of 2003. In the Paint Stores Segment, the SG&A percent of sales ratio decreased due to the increased sales volume and tight expense control, which included utility costs and pension expense that were essentially flat year-over-year. The Consumer Segment's SG&A percent of sales ratio also decreased due to larger sales volume, tight expense control and utility costs and pension expenses that were essentially flat year-over-year offsetting some incremental spending increases related to new product launches and new customers. The Automotive Finishes and International Segment's SG&A expenses as a percent of sales were also lower than last year due to increased sales volumes and tight expense control. The Administrative's Segment's SG&A expense increased $8.6 million in the first quarter of 2004 versus last year due to increased information technology costs and higher employee service costs.

Shown below are operating profit and the percent change for the first quarter by reportable segment for 2004 and 2003:

(thousands of dollars)       2004       Change       2003
                           ---------    -------    ---------
Paint Stores               $  52,521      75.4%    $  29,941
Consumer                      49,183      25.9%       39,080
Automotive Finishes           11,964      18.7%       10,083
International Coatings         4,733    1927.4%         (259)
Administrative               (39,219)    -29.3%      (30,338)
                           ---------               ---------
                           $  79,182      63.2%    $  48,507
                           =========               =========

Income for the quarter increased $20.7 million, or 67.1 percent, to $51.5 million from $30.8 million in 2003. The increase in after-tax income was primarily due to the increase in sales and a reduced effective tax rate. Diluted income per common share was $.35 per share compared to $.21 per share in 2003.

Management considers a measurement that is not in accordance with accounting principles generally accepted in the United States a useful measurement of the operational profitability of the Company. Some investment professionals also utilize such a measurement as an indicator of the value of profits and cash that are generated strictly from operating activities, putting aside working capital and certain other balance sheet changes. For this measurement, management increases net income for significant non-operating and non-cash expense items to arrive at an amount known as "Earnings Before Interest, Taxes, Depreciation and Amortization" (EBITDA). The reader is cautioned that the following value for EBITDA should not be compared to other entities unknowingly. EBITDA should not be considered an alternative to net income or cash flows from operating activities as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and cash flows from operating activities in accordance with accounting principles generally accepted in the United States disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows. EBITDA as used by management is calculated as follows:

(thousands of dollars)

                     Three months ended March 31,
                     ----------------------------
                       2004               2003
                     ---------          --------
Net income           $  51,468          $ 30,802
Interest expense         9,387            10,091
Income taxes            27,714            17,705
Depreciation            25,327            25,368
Amortization             3,205             2,849
                     ---------          --------
EBITDA               $ 117,101          $ 86,815
                     =========          ========

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rates and value changes in foreign currencies. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. The Company does not believe that any potential loss related to interest rate exposure would have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company enters into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company's financial condition, results of operations or cash flows. There were no material changes in the Company's exposure to market risk since the disclosure included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                         ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President -- Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President -- Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by us in our periodic SEC reports. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company has one share repurchase program in place that authorizes the purchase of its common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

A summary of the repurchase activity for the Company's first quarter is as follows:

                                                             Total Number           Maximum
                                Total                         of Shares         Number of Shares
                              Number of       Average        Purchased as       That May Yet Be
                               Shares       Price Paid     Part of Publicly     Purchased Under
         Period             Purchased (1)    Per Share    Announced Plan (1)      the Plan (1)
------------------------    -------------   -----------   ------------------    ----------------
January 1 - January 31                                                              17,023,000
February 1 - February 29      1,850,000     $  34.66 (2)       1,850,000            15,173,000
March 1 - March 31                                                                  15,173,000
                              ---------     --------           ---------            ----------
  Total First Quarter         1,850,000     $  34.66           1,850,000            15,173,000

(1) All shares were purchased through the Company's 20.0 million share repurchase program publicly announced on October 24, 2003. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2) The Company purchased these shares through a private accelerated purchase program. If the weighted average daily market price of our stock during the valuation period times the number of shares purchased is greater than the initial purchase price of $64.1 million, the Company has the option to pay the difference to the counterparty in cash or shares. However, if the weighted average daily market price times the number of shares during the valuation period is less than the initial purchase price of $64.1 million, the Company has the option to require the counterparty to pay the difference in cash or shares. The settlement date will be in May 2004.

Item 5. Other Information

During the fiscal quarter ended March 31, 2004, the Audit Committee of the Board of Directors of the Company approved certain non-audit services to be performed by Ernst & Young LLP, the Company's independent auditors. These non-audit services were approved within categories related to foreign tax consulting and compliance and other foreign accounting and advisory services.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

          (31)(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

          (31)(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

          (32)(a) Section 1350 Certification of Chief Executive Officer (filed herewith).

          (32)(b) Section 1350 Certification of Chief Financial Officer (filed herewith).

      (b) Reports on Form 8-K.

          (i) The Company furnished a Current Report on Form 8-K, dated February 5, 2004, reporting under Item 5 that the Company had issued a press release regarding its financial results for the full year 2003 and certain other information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SHERWIN-WILLIAMS COMPANY

May 7, 2004                             By: /s/ J.L. Ault
                                            -------------
                                            J.L. Ault
                                            Vice President-Corporate Controller

May 7, 2004                             By: /s/ L.E. Stellato
                                            -----------------
                                            L.E. Stellato
                                            Vice President, General Counsel and
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

(32)(b) Section 1350 Certification of Chief Financial Officer (filed herewith