Form 10-Q
period 2004-06-30
SHERWIN WILLIAMS CO
filed 2004-08-05
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period Ended June 30, 2004

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                     to

Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY

(Exact name of registrant as specified in its charter)

OHIO	34-0526850

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Prospect Avenue, N.W., Cleveland, Ohio	44115-1075

(Address of principal executive offices)	(Zip Code)

(216) 566-2000

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value – 142,362,519 shares as of June 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$1,617,955	$1,471,678	$2,937,476	$2,620,139
Cost of goods sold	896,538	805,926	1,644,433	1,452,624

Gross profit	721,417	665,752	1,293,043	1,167,515
Percent to net sales	44.6%	45.2%	44.0%	44.6%
Selling, general and administrative expenses	514,403	484,082	998,949	924,532
Percent to net sales	31.8%	32.9%	34.0%	35.3%
Interest expense	9,365	9,952	18,752	20,044
Interest and net investment income	(1,231)	(920)	(2,541)	(2,410)
Other expense — net	3,706	(794)	3,527	3,412

Income before income taxes and minority interest	195,174	173,432	274,356	221,937
Income taxes	68,311	63,302	96,025	81,007
Minority interest	425		425

Net income	$126,438	$110,130	$177,906	$140,930

Net income per share:
Basic	$0.89	$0.76	$1.26	$0.97
Diluted	$0.87	$0.75	$1.22	$0.95

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2004	2003	2003
ASSETS
Current assets:
Cash and cash equivalents	$233,549	$302,813	$20,016
Accounts receivable, less allowance	775,292	544,070	675,750
Inventories:
Finished goods	588,135	552,657	556,205
Work in process and raw materials	96,685	85,580	96,207

	684,820	638,237	652,412
Deferred income taxes	86,641	86,616	116,530
Other current assets	148,036	143,408	110,186

Total current assets	1,928,338	1,715,144	1,574,894
Goodwill	570,755	563,531	552,959
Intangible assets	179,687	187,202	183,213
Deferred pension assets	423,778	420,133	415,361
Other assets	152,865	146,348	126,427
Property, plant and equipment	1,639,323	1,611,794	1,631,224
Less allowances for depreciation	984,011	961,544	951,753

	655,312	650,250	679,471

Total assets	$3,910,735	$3,682,608	$3,532,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$705,638	$587,935	$569,998
Compensation and taxes withheld	148,533	168,758	121,277
Current portion of long-term debt	11,288	10,596	12,474
Other accruals	313,161	297,800	285,749
Accrued taxes	167,853	89,081	170,332

Total current liabilities	1,346,473	1,154,170	1,159,830
Long-term debt	501,190	502,992	505,515
Postretirement benefits other than pensions	218,891	216,853	215,329
Other long-term liabilities	337,990	349,736	283,011
Minority interest	2,851
Shareholders’ equity:
Preferred stock — convertible, participating, no par value: 235,985 and 284,657 shares outstanding at June 30, 2004 and December 31, 2003, respectively	235,985	284,657
Unearned ESOP compensation	(235,985)	(284,657)
Common stock — $1.00 par value: 142,362,519, 143,406,707 and 146,019,322 shares outstanding at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	214,729	212,409	210,557
Other capital	392,698	347,780	273,226
Retained earnings	2,527,876	2,398,853	2,252,843
Treasury stock, at cost	(1,394,206)	(1,270,917)	(1,128,204)
Cumulative other comprehensive loss	(237,757)	(229,268)	(239,782)

Total shareholders’ equity	1,503,340	1,458,857	1,368,640

Total liabilities and shareholders’ equity	$3,910,735	$3,682,608	$3,532,325

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$177,906	$140,930
Adjustments to reconcile net income to net operating cash:
Depreciation	50,874	51,464
Amortization of intangibles and other assets	6,531	5,473
Provisions for qualified exit costs	2,700
Provisions for environmental-related matters	2,000
Increase in deferred pension assets	(3,645)	(772)
Net increase in postretirement liability	2,038	1,580
Other	8,192	6,795
Change in working capital accounts — net	(92,918)	(127,825)
Costs incurred for environmental — related matters	(4,251)	(2,726)
Costs incurred for qualified exit costs	(455)	(1,028)
Other	(4,844)	(2,353)

Net operating cash	144,128	71,538
INVESTING ACTIVITIES
Capital expenditures	(52,982)	(62,023)
Acquisitions of businesses	(6,799)	(843)
Increase in other investments	(16,622)	(7,425)
Other	(7,967)	(7,067)

Net investing cash	(84,370)	(77,358)
FINANCING ACTIVITIES
Increase (decrease) in long-term debt	1,297	(530)
Payments of long-term debt	(1,672)	(3,028)
Payments of cash dividends	(48,884)	(45,571)
Proceeds from stock options exercised	48,286	6,689
Treasury stock purchased	(122,778)	(95,950)
Other	(7,301)	(1,823)

Net financing cash	(131,052)	(140,213)

Effect of exchange rate changes on cash	2,030	2,037

Net decrease in cash and cash equivalents	(69,264)	(143,996)
Cash and cash equivalents at beginning of year	302,813	164,012

Cash and cash equivalents at end of period	$233,549	$20,016

Income taxes paid	$28,931	$13,469
Interest paid	18,570	19,857

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 2004 and 2003

Note A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the second quarter and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

Minority interest reflects the minority shareholder interest in the net income and equity of Sherwin-Williams Kinlita Co., Ltd.

Note B—STOCK BASED COMPENSATION

At June 30, 2004, the Company had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as more fully described in Note 1 and Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Pro-forma information regarding the impact of stock-based compensation on net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that statement, is illustrated in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars except per share data)	2004	2003	2004	2003
Net income, as reported	$126,438	$110,130	$177,906	$140,930
Add: Total stock-based compensation expense included in the determination of net income as reported, net of related tax effects	1,416	488	3,932	975
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,832)	(3,138)	(7,068)	(6,518)

Pro forma net income	$124,022	$107,480	$174,770	$135,387

Net income per share:
Basic — as reported	$.89	$.76	$1.26	$.97
Basic — pro-forma	$.88	$.74	$1.23	$.93
Diluted — as reported	$.87	$.75	$1.22	$.95
Diluted — pro-forma	$.85	$.73	$1.20	$.92

Note C—DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 2004 and 2003 were $.17 per common share and $.155 per common share, respectively.

Note D—OTHER EXPENSE — NET

Items included in Other expense – net are as follows:

	Three months ended		Six months ended
(Thousands of dollars)	June 30,		June 30,
	2004	2003	2004	2003
Dividend and royalty income	$(616)	$(449)	$(1,210)	$(1,158)
Net expense (income) from financing and investing activities	477	(234)	1,602	1,216
Foreign currency related losses (gains)	1,942	(150)	1,483	2,389
Provisions for environmental matters	2,000		2,000
Other income	(1,125)	(632)	(1,713)	(743)
Other expense	1,028	671	1,365	1,708

The net expense (income) from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

Note E—DISPOSITION AND TERMINATION OF OPERATIONS

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Adjustments may be made for subsequent revisions in estimated fair value, not to exceed original asset carrying value before impairment.

During the first six months of 2004, a distribution facility in the Automotive Finishes Segment and a manufacturing facility in the Consumer Segment were closed. In accordance with SFAS No. 146, non-cancelable rent, post-closure severance and other related costs were accrued during the quarter. The following table summarizes the liabilities for qualified exit costs at June 30, 2004 and the activity for the six month period then ended:

(Thousands of dollars)			Actual
	Balance at	Provisions	expenditures	Balance at
	December 31,	in Cost of	charged to	June 30,
Exit Plan	2003	goods sold	accrual	2004
Automotive Finishes distribution facility:
Post-closure severance costs		$297	$(247)	$50
Other qualified exit costs		903	(228)	675
Consumer manufacturing facility:
Other qualified exit costs		1,500	(106)	1,394
Qualified exit costs intiated prior to 2002	$14,912		(349)	14,563

Totals	$14,912	$2,700	$(930)	$16,682

For further details on the disposition and termination of operations, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note F—PRODUCT WARRANTIES

Changes in the Company’s accrual for product warranty claims during the first six months of 2004 and 2003, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)	2004	2003
Balance at January 1	$16,555	$15,510
Charges to expense	16,190	13,329
Settlements	(13,151)	(12,057)

Balance at June 30	$19,594	$16,782

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note G—COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2004	2003	2004	2003
Net income	$126,438	$110,130	$177,906	$140,930
Foreign currency translation adjustments	(7,659)	21,676	(8,489)	21,390

Comprehensive income	$118,779	$131,806	$169,417	$162,320

Note H—INCOME PER COMMON SHARE

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars except per share data)	2004	2003	2004	2003
Basic
Average common shares outstanding	141,540,368	145,448,365	141,669,734	145,644,704

Net income	$126,438	$110,130	$177,906	$140,930

Net income per common share	$0.89	$0.76	$1.26	$0.97

Diluted
Average common shares outstanding	141,540,368	145,448,365	141,669,734	145,644,704
Non-vested restricted stock grants	897,000	591,000	848,000	625,917
Stock options and other contingently issuable shares	3,467,524	1,562,299	3,032,905	1,544,038

Average common shares assuming dilution	145,904,892	147,601,664	145,550,639	147,814,659

Net income	$126,438	$110,130	$177,906	$140,930

Net income per common share	$0.87	$0.75	$1.22	$0.95

Note I—REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Net External Sales/ Operating Profit

	2004		2003
	Net	Segment	Net	Segment
	External	Operating	External	Operating
(Thousands of dollars)	Sales	Profit	Sales	Profit
Three months ended June 30:
Paint Stores	$1,036,708	$143,814	$933,822	$122,643
Consumer	371,747	69,956	345,968	66,347
Automotive Finishes	131,468	16,256	121,296	15,340
International Coatings	76,122	1,271	68,812	616
Administrative	1,910	(36,123)	1,780	(31,514)

Consolidated totals	$1,617,955	$195,174	$1,471,678	$173,432

Six months ended June 30:
Paint Stores	$1,840,423	$196,335	$1,650,093	$152,584
Consumer	688,949	119,139	612,135	105,426
Automotive Finishes	251,812	28,220	227,742	25,423
International Coatings	152,483	6,004	126,615	357
Administrative	3,809	(75,342)	3,554	(61,853)

Consolidated totals	$2,937,476	$274,356	$2,620,139	$221,937

Intersegment Transfers

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2004	2003	2004	2003
Paint Stores	$169	$129	$333	$239
Consumer	314,012	286,342	546,284	499,174
Automotive Finishes	13,406	8,885	26,597	17,033
International Coatings	104	195	788	377
Administrative	1,187	1,102	2,321	2,181

Segment totals	$328,878	$296,653	$576,323	$519,004

Segment operating profit is total revenue, including intersegment transfers, less operating costs and expenses. Domestic intersegment transfers are accounted for at the approximate fully absorbed manufactured cost plus distribution costs. International intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales. The Administrative Segment’s expenses include interest which is unrelated to certain financing activities of the Operating Segments, certain foreign currency transaction losses related to dollar-denominated debt and other financing activities, and other adjustments.

Net external sales and operating profits of all consolidated foreign subsidiaries were $155.2 million and $5.6 million, respectively, for the second quarter of 2004, and $136.5 million and $8.5 million, respectively, for the second quarter of 2003. Net external sales and operating profits of these subsidiaries were $303.3 million and $13.2 million, respectively, for the first six months of 2004, and $251.0 million and $10.1 million, respectively, for the first six months of 2003. Long-lived assets of these subsidiaries totaled $120.3 million and $104.5 million at June 30, 2004 and 2003, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment’s expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

Note J—HEALTH CARE, PENSION AND OTHER BENEFITS

Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(thousands of dollars)	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
	2004	2003	2004	2003	2004	2003
Three months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$3,049	$2,703	$497	$339	$1,092	$1,083
Interest cost	3,178	3,017	677	489	4,344	4,197
Expected return on assets	(9,726)	(9,121)	(530)	(367)
Recognition of:
Unrecognized prior service cost	197	240	34	73	(1,112)	(972)
Unrecognized actuarial loss	1,631	2,775	267	277	1,112	636

Net periodic benefit (credit) cost	$(1,671)	$(386)	$945	$811	$5,436	$4,944

Six months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$5,872	$5,406	$880	$679	$2,184	$2,167
Interest cost	6,355	6,034	1,263	979	8,688	8,394
Expected return on assets	(19,451)	(18,242)	(1,011)	(733)
Recognition of:
Unrecognized prior service cost	394	480	50	147	(2,224)	(1,943)
Unrecognized actuarial loss	3,263	5,550	537	554	2,224	1,273

Net periodic benefit (credit) cost	$(3,567)	$(772)	$1,719	$1,626	$10,872	$9,891

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE K—OTHER LONG-TERM LIABILITIES

The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $95,256 higher than the amount provided at June 30, 2004. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

Included in Other long-term liabilities at June 30, 2004 and 2003 were accruals for extended environmental-related activities of $107,619 and $103,210, respectively. Estimated costs of current investigation and remediation activities of $25,697 and $23,499 are included in Other accruals at June 30, 2004 and 2003, respectively.

Three of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2004. Included in the accruals of $133,316 at June 30, 2004 is $67,637 related directly to these three sites. In the aggregate unaccrued exposure of

$95,256 at June 30, 2004, $30,666 relates to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

Management cannot presently estimate the potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.

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

For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note L—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In accordance with FSP No. 106-1, the Company has elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for the health care benefits under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the health care benefits required by revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act, supersedes FSP No. 106-1. FSP No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effect of the Act (see Note J). Management has not yet determined the effect FSP No. 106-2 will have on the Company’s results of operations, financial condition or liquidity.

In April 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The pronouncement also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004. Adoption of this pronouncement had no significant effect on the Company’s reported earnings per share.

Note M—ACQUISITION

On May 17, 2004, the Company announced that it had entered into a definitive agreement for the purchase of 100 percent of the stock of Duron, Inc., a coatings company headquartered in the Baltimore, MD / Washington, DC area. The transaction for the equity and other consideration is valued at approximately $253,000 plus the assumption of certain financial obligations at closing. The transaction is currently being reviewed by the Federal Trade Commission under the Hart-Scott Rodino Act and will be completed upon receipt of approval.

Note N—RECLASSIFICATION

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales increased $146.3 million, or 9.9 percent, for the quarter to $1.62 billion from $1.47 billion in the second quarter last year and increased $317.3 million, or 12.1 percent, for the first six months to $2.94 billion from $2.62 billion in the first six months of 2003. The net sales gains in the second quarter and first six months were due primarily to continuing strong domestic architectural paint sales and improving sales and market conditions in domestic industrial maintenance and product finishes markets. Net income increased $16.3 million, or 14.8 percent, in the second quarter of 2004 and increased $37.0 million, or 26.2 percent, in the first six months of 2004. Diluted net income per common share increased to $.87 per share in the quarter compared to $.75 per share in 2003. For the first six months, diluted net income per common share increased to $1.22 per share from $.95 per share in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2003. There have been no significant changes in the Company’s accruals for environmental remediation-related activities or qualified exit costs since the year ended December 31, 2003. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION

Cash and cash equivalents decreased $69.3 million during the first six months of 2004 related primarily to treasury stock purchases of $122.8 million, cash dividends of $48.8 million and capital expenditures of $53.0 million, which were partially offset by proceeds from the exercise of stock options of $48.3 million. During the first six months, net operating cash of $144.1 million was used primarily for capital expenditures of $53.0 million, acquisitions of businesses of $6.8 million and other investments of $16.6 million. The Company had unused maximum borrowing availability of $603.4 million at June 30, 2004 under the commercial paper program that is backed by the Company’s revolving credit agreement. At June 30, 2004, the Company’s current ratio was 1.43, compared to 1.49 at December 31, 2003. The decrease in this ratio was due primarily to an increase in accrued tax liabilities at June 30, 2004.

Since June 30, 2003, cash generated by operations of $631.5 million was used primarily for capital expenditures of $107.5 million, treasury stock purchases of $265.0 million, cash dividends of $94.0 million, acquisitions of businesses of $54.3 million and increases in other investments of $37.1 million.

Capital expenditures during the first six months of 2004 primarily represented expenditures associated with 16 new store openings, normal equipment replacement in the Paint Stores Segment, and capacity and service improvements in the Consumer Segment. We do not anticipate the need for any specific external financing to support our capital expenditure programs during the remainder of 2004.

During the second quarter of 2004, the Company purchased 1,500,000 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased in 2004 to 3,350,000. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at June 30, 2004 to purchase approximately 13,673,000 shares of its common stock.

The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company believes that the litigation is without merit and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. This first phase did not consider the issues of liability or damages, if any, related to the public nuisance claim. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. This was the first legal proceeding against the Company to go to trial relating to the

Company’s lead pigment and lead-based paint litigation. The State of Rhode Island has decided to retry the case and a trial has been scheduled for April 2005. The Company believes it is possible that additional legal proceedings could be scheduled for trial in subsequent years in other jurisdictions.

Litigation is inherently subject to many uncertainties. Adverse court rulings or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which the Company and other manufacturers have been successful. Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the affect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. However, based upon, among other things, the outcome of such litigation to date, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company arising out of such litigation will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

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

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures are included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2004. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2004.

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

The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2004 and 2003, the Company had accruals for environmental-related activities of $133.3 million and $126.7 million, respectively.

Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $95.3 million higher than the accruals at June 30, 2004.

Three of the Company’s current and former manufacturing sites, described below, account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2004. Included in the accruals of $133.3 million at June 30, 2004 is $67.6 million related directly to these three sites. In the aggregate unaccrued exposure of $95.3 million at June 30, 2004, $30.7 million relates to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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

Management cannot presently estimate the potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.

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

There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2004 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

There have been no significant changes to the Company’s accrual for product warranty claims in the first six months of 2004 as disclosed in Note E.

RESULTS OF OPERATIONS

Shown below are net sales and the percentage change for the second quarter and first six months by reportable segment for 2004 and 2003:

(thousands of dollars)	2004	Change	2003
Three months ended June 30:
Paint Stores	$1,036,708	11.0%	$933,822
Consumer	371,747	7.5%	345,968
Automotive Finishes	131,468	8.4%	121,296
International Coatings	76,122	10.6%	68,812
Administrative	1,910	7.3%	1,780

	$1,617,955	9.9%	$1,471,678

Six months ended June 30:
Paint Stores	$1,840,423	11.5%	$1,650,093
Consumer	688,949	12.5%	612,135
Automotive Finishes	251,812	10.6%	227,742
International Coatings	152,483	20.4%	126,615
Administrative	3,809	7.2%	3,554

	$2,937,476	12.1%	$2,620,139

Consolidated net sales increased in the second quarter and first six months of 2004 due primarily to continuing strong domestic architectural paint sales and improving sales and market conditions in domestic industrial maintenance and product finishes markets. Net sales in the Paint Stores Segment increased in the second quarter and first six months due to continuing strong domestic architectural paint sales to contractor and do-it-yourself (DIY) customers. Industrial maintenance and product finishes sales continued to improve as the domestic economic environment continued to strengthen compared to a soft economic environment during the first three quarters of 2003. Comparable-store sales, which are sales from stores open for more than twelve calendar months, were up 9.9 percent in the second quarter and 10.5 percent in the first six months. Net sales of the Consumer Segment increased in the quarter and the first six months compared to last year due to continuing strong product programs and acquisitions. The Automotive Finishes Segment’s net sales increased due to good international sales and a foreign acquisition. The positive effect of favorable currency exchange fluctuations relative to last year increased net sales of this Segment by 0.1 percent in the second quarter and by 1.5 percent for the first six months of 2004. Net sales in the International Coatings Segment increased due to strong sales in the U.K. despite a highly competitive market in South America. Favorable currency exchange fluctuations relative to last year increased net sales for the Segment in U. S. dollars by 6.9 percent in the second quarter and 13.2 percent in the first six months.

Shown below are operating profit and the percent change for the second quarter and first six months by reportable segment for 2004 and 2003:

(thousands of dollars)	2004	Change	2003
Three months ended June 30:
Paint Stores	$143,814	17.3%	$122,643
Consumer	69,956	5.4%	66,347
Automotive Finishes	16,256	6.0%	15,340
International Coatings	1,271	106.3%	616
Administrative	(36,123)	-14.6%	(31,514)

	$195,174	12.5%	$173,432

Six months ended June 30:
Paint Stores	$196,335	28.7%	$152,584
Consumer	119,139	13.0%	105,426
Automotive Finishes	28,220	11.0%	25,423
International Coatings	6,004	1581.8%	357
Administrative	(75,342)	-21.8%	(61,853)

	$274,356	23.6%	$221,937

Consolidated operating profit increased due to the change in gross profit, which increased $55.7 million and $125.5 million in the second quarter and first six months of 2004, respectively. As a percent of sales, consolidated gross profit decreased to 44.6 percent in the second quarter of 2004 from 45.2 percent in the second quarter of 2003 and to 44.0 percent for the first six months of 2004 from 44.6 percent for the first six months of 2003. The decrease in the gross profit percentages for the quarter and first six months of 2004 were primarily related to a $2.7 million provision for qualified exit costs for two closed facilities and raw material cost increases that could not be totally offset by improved manufacturing absorption. The Paint Stores Segment’s gross profit for the second quarter and first six months of 2004 increased $46.7 million and $92.5 million, respectively, due primarily to strong architectural paint sales that more than offset the increase in raw material costs. The Consumer Segment’s gross profit for the second quarter and six months of 2004 increased $4.0 million and $17.8 million, respectively, due to sales volume increases partially offset by raw material cost increases. The Automotive Finishes Segment’s gross profit for the quarter and the first six months of 2004 increased 1.1 percent and 0.7 percent, respectively, due to the favorable net sales gains and the successful integration of a foreign acquisition. The International Coatings Segment’s gross profit for the second quarter and first six months of 2004 increased by $1.2 million and $6.9 million, respectively, as a result of higher sales volumes and favorable currency rate fluctuations for required raw materials purchased on a U.S. dollar denominated basis.

Consolidated operating profit was also influenced by selling, general and administrative expenses, which as a percent of sales decreased to 31.8 percent in the second quarter of 2004 from 32.9 percent in the second quarter of 2003 and decreased to 34.0 percent in the first six months of 2004 from 35.3 percent in the six months of 2003. Consolidated selling, general and administrative expenses increased $30.3 million and $74.4 million compared to last year for the second quarter and the first six months, respectively. In the Paint Stores Segment, increased spending of $25.1 million in the second quarter and $48.5 million for the first six months was due primarily to incremental expenses associated with increased sales and new and acquired stores. The Consumer Segment’s SG&A ratio was favorable to last year in the second quarter and first six months of 2004 primarily due to continued cost control. The Automotive Segment’s SG&A expense as a percent of sales increased for both the second quarter and first six months of 2004 due primarily to incremental expenses associated with new and acquired stores. SG&A expense as a percent of sales for the International Coatings Segment in the second quarter and first six months of 2004 improved due to increased sales volumes and tight expense control.

Net income increased $16.3 million, or 14.8 percent, in the second quarter of 2004 and increased $37.0 million, or 26.2 percent, for the first six months of 2004. Diluted net income per common share increased to $.87 per share in the quarter compared to $.75 per share in 2003. For the first six months, diluted net income per common share increased to $1.22 per share from $.95 per share in 2003.

Management considers a measurement that is not in accordance with accounting principles generally accepted in the United States a useful measurement of the operational profitability of the Company. Some investment professionals also utilize such a measurement as an indicator of the value of profits and cash that are generated strictly from operating activities, putting aside working capital and certain other balance sheet changes. For this measurement, management increases net income for significant non-operating and non-cash expense items to arrive at an amount known as “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). The reader is cautioned that the following value for EBITDA should not be compared to other entities unknowingly. EBITDA should not be considered an alternative to net income or cash flows from operating activities as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and cash flows from operating activities in accordance with accounting principles generally accepted in the United States disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows. EBITDA as used by management is calculated as follows:

(thousands of dollars)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$126,438	$110,130	$177,906	$140,930
Interest expense	9,365	9,952	18,752	20,044
Income taxes	68,311	63,302	96,025	81,007
Depreciation	25,547	26,096	50,874	51,464
Amortization	3,326	2,624	6,531	5,473

EBITDA	$232,987	$212,104	$350,088	$298,918

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company’s historical results and experience.

These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material availability and pricing; (d) changes in the Company’s relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (g) changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; (h) risks and uncertainties associated with the Company’s expansion into and its operations in China, South America and other foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, unrest and other external economic and political factors; (i) the achievement of growth in developing markets, such as China, Mexico and South America; (j) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (k) inherent uncertainties involved in assessing the Company’s potential liability for environmental remediation-related activities; (l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rates and value changes in foreign currencies. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. The Company does not believe that any potential loss related to interest rate exposure would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company enters into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A summary of the repurchase activity for the Company’s second quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
April 1 - April 30
Share repurchase program(1)				15,173,000
Employee transactions(2)				N/A
May 1 - May 31
Share repurchase program (1)	200,000	$38.15	200,000	14,973,000
Employee transactions (2)				N/A
June 1 - June 30
Share repurchase program (1)	1,300,000	$39.21	1,300,000	13,673,000
Employee transactions(2)	2,652	$39.05		N/A

Total
Share repurchase program (1)	1,500,000	$39.07	1,500,000	13,673,000
Employee transactions (2)	2,652	$39.05		N/A

(1)	All shares were purchased through the Company’s 20.0 million share repurchase program publicly announced on October 24, 2003. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company’s 2004 Annual Meeting of Shareholders was held on April 28, 2004.

(b)	The number of directors of the Company was fixed at twelve and the following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting of shareholders and until their successors are elected: J.C. Boland, J.G. Breen, D.E. Collins, C.M. Connor, D.E. Evans, S.J. Kropf, R.W. Mahoney, G.E. McCullough, A.M. Mixon, III, C.E. Moll, J.M. Scaminace and R.K. Smucker. The voting results for each nominee were as follows:

Name	For	Withheld
J.C. Boland	120,650,161	3,967,641
J.G. Breen	119,066,523	5,551,279
D.E. Collins	122,340,185	2,277,617
C.M. Connor	120,816,654	3,801,148
D.E. Evans	120,925,582	3,692,220
S.J. Kropf	77,496,938	47,120,864
R.W. Mahoney	122,335,057	2,282,745
G.E. McCullough	120,765,013	3,852,789
A.M. Mixon, III	121,224,977	3,392,825
C.E. Moll	76,887,564	47,730,238
J.M. Scaminace	121,141,173	3,476,629
R.K. Smucker	119,625,282	4,992,520

(c)	Proposal 2 to amend the Company’s Regulations to permit the use of communications equipment for facilitating shareholder meetings and to make other changes was adopted with 69,375,390 shares voting for, 53,859,248 shares voting against and 1,383,164 shares abstaining.

(d)	Proposal 3 to amend the Company’s Regulations to provide notice and other procedures for the conduct of shareholder meetings was adopted with 108,844,496 shares voting for, 2,717,946 shares voting against, 2,217,807 shares abstaining and 10,837,553 broker non-votes.

(e)	Proposal 4 to amend the Company’s Regulations to provide notice and other procedures for shareholders to nominate directors was adopted with 106,790,274 shares voting for, 2,826,758 shares voting against, 2,278,514 shares abstaining and 12,722,256 broker non-votes.

(f)	Proposal 5 to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors was adopted with 118,414,766 shares voting for, 4,802,640 shares voting against and 1,400,396 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

(10)	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, among the Company, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Citicorp USA, Inc., and National City Bank, as Co-Documentation Agents (filed herewith).

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

(b)	Reports on Form 8-K.

(i)	The Company furnished a Current Report on Form 8-K, dated April 12, 2004, reporting under Item 12 that the Company had issued a press release regarding its sales results and updated earnings expectations for the first quarter of 2004.

(ii)	The Company furnished a Current Report on Form 8-K, dated April 29, 2004, reporting under Item 12 that the Company had issued a press release regarding its financial results for the first quarter of 2004 and certain other information.

(iii)	The Company filed a Current Report on Form 8-K, dated May 17, 2004, reporting under Item 5 that the Company had issued a press release announcing the signing of a definitive agreement for the purchase of 100% of the stock of Duron, Inc.

(iv)	The Company filed a Current Report on Form 8-K, dated June 10, 2004, including under Item 5 a “Description of Capital Stock” that will be available for incorporation by reference into filings by the Company under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

August 5, 2004	By:	/s/ J. L. Ault
J. L. Ault
Vice President-Corporate Controller

August 5, 2004	By:	/s/ L. E. Stellato L. E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
(10)	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, among the Company, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Citicorp USA, Inc., and National City Bank, as Co-Documentation Agents (filed herewith).

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).