Form 10-Q
period 2004-09-30
SHERWIN WILLIAMS CO
filed 2004-11-08
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period Ended September 30, 2004

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

Common Stock, $1.00 Par Value – 141,346,784 shares as of September 30, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10(A) Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemploye Directors
EX-10(B) Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors
EX-10(C) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to Quarterly Report on Form 10-Q For the Period Ended 6-30-97
EX-31(A) 302 Certification for CEO
EX-31(B) 302 Certification for CFO
EX-32(A) 906 Certification for CEO
EX-32(B) 906 Certification for CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$1,677,130	$1,503,086	$4,614,606	$4,123,225
Cost of goods sold	933,585	824,440	2,578,017	2,277,063
Gross profit	743,545	678,646	2,036,589	1,846,162
Percent to net sales	44.3%	45.2%	44.1%	44.8%
Selling, general and administrative expenses	527,124	480,076	1,526,073	1,404,608
Percent to net sales	31.4%	31.9%	33.1%	34.1%
Interest expense	10,235	9,501	28,987	29,545
Interest and net investment income	(1,734)	(1,255)	(4,274)	(3,664)
Other expense - net	3,116	880	6,643	4,292

Income before income taxes and minority interest	204,804	189,444	479,160	411,381
Income taxes	71,681	69,147	167,706	150,154
Minority interest	260		685

Net income	$132,863	$120,297	$310,769	$261,227

Net income per share:
Basic	$0.95	$0.83	$2.20	$1.80
Diluted	$0.92	$0.82	$2.14	$1.77

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2004	2003	2003
ASSETS
Current assets:
Cash and cash equivalents	$97,222	$302,813	$148,718
Accounts receivable, less allowance	839,657	544,070	657,167
Inventories:
Finished goods	646,908	552,657	518,177
Work in process and raw materials	90,525	85,580	91,828

	737,433	638,237	610,005
Deferred income taxes	86,732	86,616	116,540
Other current assets	168,151	143,408	135,151

Total current assets	1,929,195	1,715,144	1,667,581
Goodwill	897,547	563,531	551,772
Intangible assets	324,118	187,202	180,674
Deferred pension assets	430,011	420,133	414,595
Other assets	157,596	146,348	151,880
Property, plant and equipment	1,728,466	1,611,794	1,634,729
Less allowances for depreciation	1,009,824	961,544	962,171

	718,642	650,250	672,558

Total assets	$4,457,109	$3,682,608	$3,639,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$367,953
Accounts payable	711,794	$587,935	$552,341
Compensation and taxes withheld	179,566	168,758	127,666
Current portion of long-term debt	11,178	10,596	11,595
Other accruals	337,601	297,800	310,641
Accrued taxes	193,670	89,081	194,266

Total current liabilities	1,801,762	1,154,170	1,196,509
Long-term debt	498,423	502,992	505,123
Postretirement benefits other than pensions	218,748	216,853	216,108
Other long-term liabilities	364,530	349,736	289,356
Minority interest	3,112
Shareholders’ equity:
Preferred stock - convertible, participating, no par value:
201,714, 284,657 and 320,665 shares outstanding at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	201,714	284,657	320,665
Unearned ESOP compensation	(201,714)	(284,657)	(320,665)
Common stock - $1.00 par value:
141,346,784, 143,406,707 and 145,188,497 shares outstanding at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	215,513	212,409	211,201
Other capital	410,485	347,779	286,835
Retained earnings	2,636,752	2,398,854	2,350,552
Treasury stock, at cost	(1,465,218)	(1,270,917)	(1,172,355)
Cumulative other comprehensive loss	(226,998)	(229,268)	(244,269)

Total shareholders’ equity	1,570,534	1,458,857	1,431,964

Total liabilities and shareholders’ equity	$4,457,109	$3,682,608	$3,639,060

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$310,769	$261,227
Adjustments to reconcile net income to net operating cash:
Depreciation	78,765	77,894
Amortization of intangibles and other assets	10,447	8,391
Provisions for qualified exit costs	2,700
Provisions for environmental-related matters	4,150
Increase in deferred pension assets	(7,690)	(6)
Net increase in postretirement liability	1,895	2,359
Other	13,254	4,537
Change in working capital accounts - net	(43,960)	(53,754)
Costs incurred for environmental - related matters	(6,593)	(4,723)
Costs incurred for qualified exit costs	(828)	(1,370)
Other	(5,130)	(17,462)

Net operating cash	357,779	277,093
INVESTING ACTIVITIES
Capital expenditures	(76,401)	(87,867)
Acquisitions of businesses	(552,065)	(843)
Increase in other investments	(17,281)	(5,931)
Other	(4,496)	(5,174)

Net investing cash	(650,243)	(99,815)
FINANCING ACTIVITIES
Net increase in short-term borrowings	367,953
Increase (decrease) in long-term debt	1,032	(660)
Payments of long-term debt	(72,113)	(3,941)
Payments of cash dividends	(72,871)	(68,159)
Proceeds from stock options exercised	66,614	20,192
Treasury stock purchased	(203,372)	(140,019)
Other	(1,732)	(1,694)

Net financing cash	85,511	(194,281)

Effect of exchange rate changes on cash	1,362	1,709

Net decrease in cash and cash equivalents	(205,591)	(15,294)
Cash and cash equivalents at beginning of year	302,813	164,012

Cash and cash equivalents at end of period	$97,222	$148,718

Income taxes paid	$52,878	$55,362
Interest paid	37,376	38,312

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended September 30, 2004 and 2003

Note A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the third quarter and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

Minority interest reflects the minority shareholders interest in the net income and equity of Sherwin-Williams Kinlita Co., Ltd (Kinlita).

Note B—STOCK BASED COMPENSATION

At September 30, 2004, the Company had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as more fully described in Note 1 and Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Pro-forma information regarding the impact of stock-based compensation on net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that Statement, is illustrated in the following table:

	Three months ended		Nine months ended
	September 30,		September, 30
(Thousands of dollars except per share data)	2004	2003	2004	2003
Net income, as reported	$132,863	$120,297	$310,769	$261,227
Add: Total stock-based compensation expense included in the determination of net income as reported, net of related tax effects	1,773	568	5,705	1,543
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,738)	(2,918)	(10,805)	(9,544)

Pro forma net income	$130,898	$117,947	$305,669	$253,226

Net income per share:
Basic - as reported	$.95	$.83	$2.20	$1.80
Basic - pro-forma	$.93	$.82	$2.17	$1.74
Diluted - as reported	$.92	$.82	$2.14	$1.77
Diluted - pro-forma	$.90	$.80	$2.10	$1.72

During the third quarter and first nine months of 2004, 784,265 and 2,810,323 shares, respectively, were issued for the exercise of stock options. During the first nine months of 2004, 294,000 net shares were issued for restricted stock grants.

Note C—ACQUISITIONS

During the second quarter of 2004, the Company acquired a majority interest in Kinlita for $8.4 million paid in cash. Kinlita, included in the Automotive Finishes Segment, supplies coatings to original equipment truck and bus manufacturers in the Peoples Republic of China. The acquisition was accounted for as a purchase, with results of operations included in the consolidated financial statements beginning with the month of April 2004. The Kinlita acquisition resulted in the recognition of goodwill and was completed primarily to participate in the growing Chinese automotive coatings market.

During the third quarter of 2004, the Company completed its acquisitions of 100% of the stock of Duron, Inc. (Duron) and Paint Sundry Brands Corporation (PSB) for an aggregate consideration of $642.4 million, including the assumption of certain financial obligations. Both acquisitions were financed through the use of cash, liquidated short-term investments and $350.0 million in proceeds from the sale of commercial paper under the Company’s existing commercial paper program. Both acquisitions were accounted for as purchases, with results of operations included in the consolidated financial statements beginning with the month of September 2004.

Duron, included in the Paint Stores Segment, is a leading coatings company in the eastern portion of the United States servicing the professional painting contractor, builder and do-it-yourself markets through 229 company-owned stores. PSB, included in the Consumer Segment, provides high quality paint applicators to professional paint contractors and do-it-yourself users in the United States, Canada and the United Kingdom under the Purdy ®, Bestt Liebco ® and other brands. The Duron and PSB acquisitions resulted in the recognition of goodwill and were completed primarily to assist with the continued implementation of the Company’s growth strategy of supplying high quality products and services to professional paint contractors and do-it-yourself users through various channels of distribution.

Goodwill recognized in the acquisitions amounted to $119.1 million in the Paint Stores Segment, $207.2 million in the Consumer Segment and $4.8 million in the Automotive Finishes Segment. Identifiable intangible assets valued in the acquisitions amounted to $86.0 million in the Paint Stores Segment and $62.4 million in the Consumer Segment. The allocations of the purchase prices to specific assets and liabilities during the second and third quarters of 2004 were based on preliminary independent appraisals and internal estimates. The final allocations will most likely not differ significantly from the preliminary amounts allocated.

The following unaudited pro-forma summary presents consolidated financial information as if Kinlita, Duron and PSB had been acquired at the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2003 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2004	2003	2004	2003
Net sales	$1,768,493	$1,631,281	$4,951,390	$4,471,397
Net income [1]	103,368	131,663	297,112	283,744
Net income per common share:
Basic [1]	0.74	0.91	2.10	1.95
Diluted [1]	0.71	0.90	2.05	1.92

1	Included in the reported pro-forma net income are material charges of $30.5 million paid by Duron for settlement of certain compensation arrangements incurred prior to closing and $4.8 million paid by PSB for loan origination fees written off prior to closing.

Note D—DIVIDENDS

Dividends paid on common stock during each of the first three quarters of 2004 and 2003 were $.17 per common share and $.155 per common share, respectively.

Note E—OTHER EXPENSE - NET

Items included in Other expense – net are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2004	2003	2004	2003
Dividend and royalty income	$(680)	$(709)	$(1,890)	$(1,867)
Net expense from financing and investing activities	1,176	1,808	2,778	3,024
Foreign currency related losses (gains)	618	(150)	2,101	2,239
Provisions for environmental matters	2,150		4,150
Other income	(1,052)	(495)	(2,765)	(1,238)
Other expense	904	426	2,269	2,134

The net expense from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

Note F—DISPOSITION AND TERMINATION OF OPERATIONS

The Company is continually re-evaluating its operating facilities against its long-term strategic goals. The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with SFAS No. 146, “Accounting for Costs Asssociated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Adjustments may be made for subsequent revisions in estimated fair value, not to exceed original asset carrying value before impairment.

During the first nine months of 2004, a distribution facility in the Automotive Finishes Segment and a manufacturing facility in the Consumer Segment were closed. In accordance with SFAS No. 146, non-cancelable rent, post-closure severance and other related costs were accrued during the second quarter. The following table summarizes the liabilities for qualified exit costs at September 30, 2004 and the activity for the nine-month period then ended:

(Thousands of dollars)

			Actual
	Balance at	Provisions	expenditures	Balance at
	December 31,	in Cost of	charged to	September 30,
Exit Plan	2003	goods sold	accrual	2004
Automotive Finishes distribution facility:
Post-closure severance costs		$297	$(287)	$10
Other qualified exit costs		903	(453)	450
Consumer manufacturing facility:
Other qualified exit costs		1,500	(225)	1,275
Qualified exit costs intiated prior to 2002	$14,912		(603)	14,309

Totals	$14,912	$2,700	$(1,568)	$16,044

For further details on the disposition and termination of operations, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note G—PRODUCT WARRANTIES

Changes in the Company’s accrual for product warranty claims during the first nine months of 2004 and 2003, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)	2004	2003
Balance at January 1	$16,555	$15,510
Charges to expense	25,282	19,671
Settlements	(21,362)	(18,590)

Balance at September 30	$20,475	$16,591

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note H—COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2004	2003	2004	2003
Net income	$132,863	$120,297	$310,769	$261,227
Foreign currency translation adjustments	10,759	(4,487)	2,270	16,903

Comprehensive income	$143,622	$115,810	$313,039	$278,130

Note I—INCOME PER COMMON SHARE

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars except per share data)	2004	2003	2004	2003
Basic
Average common shares outstanding	140,197,680	144,486,083	141,179,049	145,258,497

Net income	$132,863	$120,297	$310,769	$261,227

Net income per common share	$0.95	$0.83	$2.20	$1.80

Diluted
Average common shares outstanding	140,197,680	144,486,083	141,179,049	145,258,497
Non-vested restricted stock grants	897,000	603,000	864,333	618,278
Stock options and other contingently issuable shares	3,570,333	1,769,226	3,059,831	1,522,903

Average common shares assuming dilution	144,665,013	146,858,309	145,103,213	147,399,678

Net income	$132,863	$120,297	$310,769	$261,227

Net income per common share	$0.92	$0.82	$2.14	$1.77

Note J—REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Net External Sales/ Operating Profit

	2004		2003
	Net	Segment	Net	Segment
	External	Operating	External	Operating
(Thousands of dollars)	Sales	Profit	Sales	Profit
Three months ended September 30:
Paint Stores	$1,118,001	$168,536	$989,003	$140,972
Consumer	345,762	54,344	328,910	63,412
Automotive Finishes	130,785	14,835	115,122	12,397
International Coatings	80,681	4,471	68,237	3,219
Administrative	1,901	(37,382)	1,814	(30,556)

Consolidated totals	$1,677,130	$204,804	$1,503,086	$189,444

Nine months ended September 30:
Paint Stores	$2,958,424	$364,871	$2,639,096	$293,556
Consumer	1,034,711	173,483	941,045	168,838
Automotive Finishes	382,597	43,055	342,865	37,820
International Coatings	233,164	10,475	194,852	3,577
Administrative	5,710	(112,724)	5,367	(92,410)

Consolidated totals	$4,614,606	$479,160	$4,123,225	$411,381

Intersegment Transfers

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars)	2004	2003	2004	2003
Paint Stores	$177	$137	$510	$376
Consumer	320,215	295,131	866,499	794,305
Automotive Finishes	17,541	11,922	44,138	28,955
International Coatings	343	405	1,131	782
Administrative	1,172	1,108	3,493	3,289

Segment totals	$339,448	$308,703	$915,771	$827,707

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $160.4 million and $9.3 million, respectively, for the third quarter of 2004, and $135.9 million and $4.5 million, respectively, for the third quarter of 2003. Net external sales and operating profits of these subsidiaries were $463.7 million and $22.5 million, respectively, for the first nine months of 2004, and $387.0 million and $14.6 million, respectively, for the first nine months of 2003. Long-lived assets of these subsidiaries totaled $121.7 million and $108.4 million at September 30, 2004 and 2003, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment’s expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented. As a result of the acquisitions of Duron, PSB and Kinlita, the Company’s segment identifiable assets changed significantly since December 31, 2003. The identifiable assets by segment at September 30, 2004 are as follows:

(Millions of dollars)	2004
Paint Stores	$1,500
Consumer	1,646
Automotive Finishes	312
International Coatings	161
Administrative	838

Consolidated totals	$4,457

Note K—HEALTH CARE, PENSION AND OTHER BENEFITS

Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2004	2003	2004	2003	2004	2003
Three months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$1,924	$2,703	$388	$340	$1,071	$1,084
Interest cost	2,920	3,017	586	490	3,860	4,197
Expected return on assets	(10,066)	(9,121)	(477)	(367)
Recognition of:
Unrecognized prior service cost	197	240	17	73	(1,114)	(971)
Unrecognized actuarial loss	1,272	2,775	265	277	454	636

Net periodic benefit (credit) cost	$(3,753)	$(386)	$779	$813	$4,271	$4,946

Nine months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$7,796	$8,109	$1,268	$1,019	$3,255	$3,251
Interest cost	9,275	9,051	1,849	1,469	12,548	12,591
Expected return on assets	(29,517)	(27,363)	(1,488)	(1,100)
Recognition of:
Unrecognized prior service cost	591	720	67	220	(3,338)	(2,914)
Unrecognized actuarial loss	4,535	8,325	802	831	2,678	1,909

Net periodic benefit (credit) cost	$(7,320)	$(1,158)	$2,498	$2,439	$15,143	$14,837

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the effects of the subsidy resulted in a $21.4 million reduction of the accumulated postretirement benefit obligation (APBO) for benefits attributed to past service, which will be recognized prospectively beginning July 1, 2004. In the third quarter of 2004, the effects of the subsidy resulted in a $0.8 million reduction of the net periodic postretirement benefit cost, which consisted of $0.5 million amortization of the actuarial experience gain and $0.3 million reduction in interest cost.

During the third quarter, the Company made a contribution of $0.4 million to a defined benefit pension plan acquired with Duron. In addition, the Company is required to contribute an additional $1.1 million to the plan in 2005.

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE L—OTHER LONG-TERM LIABILITIES

The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $99.6 million higher than the accrued amount at September 30, 2004. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

Included in Other long-term liabilities at September 30, 2004 and 2003 were accruals for extended environmental-related activities of $107.8 million and $101.5 million, respectively. Estimated costs of current investigation and remediation activities of $25.7 million and $23.5 million are included in Other accruals at September 30, 2004 and 2003, respectively.

Three of the Company’s current and former manufacturing sites account for a significant portion of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2004. Included in the accruals of $133.5 million at September 30, 2004 is $68.4 million related directly to these three sites. In the aggregate unaccrued exposure of $99.6 million at September 30, 2004, $35.6 million relates to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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

Note M—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APBO No. 25 and generally would require instead that such transactions be accounted for using a fair-value-

based method. The proposed statement would require the tax benefit associated with these share based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently permitted. While the final statement is subject to change, it is currently anticipated that it will become effective for periods beginning after June 15, 2005. The Company is in the process of evaluating this proposal.

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

In May 2004, the FASB issued FSP No. 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act, supersedes FSP No. 106-1. FSP No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. See Note K for the effect of FSP No. 106-2.

Note N—INCOME TAXES

The effective tax rates for the third quarter and first nine months of 2004 and 2003 were 35.0 percent and 36.5 percent, respectively. The reduction in the tax rate was due to numerous favorable factors including the impact of employee benefit related programs offset, in part, by an increase in the Company’s state effective tax rate.

Note O—RECLASSIFICATION

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales increased $174.0 million, or 11.6 percent, for the third quarter of 2004 to $1.68 billion from $1.50 billion in the third quarter last year and increased $491.4 million, or 11.9 percent, for the first nine months of 2004 to $4.61 billion from $4.12 billion in the first nine months of 2003. Diluted net income per common share was $.92 per share in the third quarter of 2004 compared to $.82 per share in 2003 and $2.14 per share in the first nine months of 2004 versus $1.77 per share last year. The financial results include the operations of three acquisitions completed at various times since the third quarter of 2003 and the operations of two larger acquisitions, Duron and PSB, included beginning with the month of September 2004. The acquisitions increased consolidated net sales 4.0 percent, consolidated net income 2.1 percent and diluted net income per share $.02 per share in the third quarter. In the first nine months of 2004, the acquisitions increased consolidated net sales 2.3 percent, net income 1.6 percent and diluted net income per share $.03 per share.

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

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2003. Changes in the Company’s accruals for environmental remediation-related activities since the year ended December 31, 2003 are disclosed in Note L. Changes in the Company’s accruals for qualified exit costs since the year ended December 31, 2003 are disclosed in Note F. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION

Cash and cash equivalents decreased $205.6 million during the first nine months of 2004. Net operating cash of $357.8 million and short-term borrowings of $368.0 million were used primarily for business acquisitions of $552.1 million and treasury stock purchases of $203.4 million. Cash and cash equivalents was further reduced for capital expenditures of $76.4 million, the payment of long-term debt of $72.1 million and the payment of cash dividends of $72.9 million, which were partially offset by proceeds from the exercise of stock options of $66.6 million. The Company had unused maximum borrowing availability of $288.0 million at September 30, 2004 under the commercial paper program that is backed by the Company’s revolving credit agreement. At September 30, 2004, the Company’s current ratio was 1.07, compared to 1.49 at December 31, 2003. The decrease in this ratio was due primarily to the decrease in cash and cash equivalents and the increase in short-term borrowings associated with the Company’s third quarter acquisitions.

Since September 30, 2003, cash generated by operations of $639.6 million was used primarily for capital expenditures of $105.0 million, treasury stock purchases of $301.5 million and acquisitions of businesses of $599.6 million, which were offset by $368.0 million of short-term borrowings. Proceeds from the exercise of stock options of $93.9 million offset cash dividends paid of $95.4 million.

Capital expenditures during the first nine months of 2004 primarily represented expenditures associated with 28 new store openings and normal equipment replacement in the Paint Stores Segment and capacity and service improvements in the Consumer Segment. We do not anticipate any further need for specific external financing to support our capital expenditure programs during the remainder of 2004.

During the third quarter of 2004, the Company purchased 1,800,000 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased in 2004 to 5,150,000. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at September 30, 2004 to purchase 11,873,000 shares of its common stock.

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

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures are included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2004. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2004.

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

The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2004 and 2003, the Company had accruals for environmental-related activities of $133.5 million and $125.0 million, respectively.

Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $99.6 million higher than the accruals at September 30, 2004.

Three of the Company’s current and former manufacturing sites, described below, account for a significant portion of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2004. Included in the accruals of $133.5 million at September 30, 2004 is $68.4 million related directly to these three sites. In the aggregate unaccrued exposure of $99.6 million at September 30, 2004, $35.6 million relates to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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

The Company’s contractual obligations and commercial commitments changed in the first nine months of 2004 primarily as a result of the acquisitions of Duron and PSB. The following table summarizes the additional contractual obligations and commercial commitments associated with these acquisitions as of September 30, 2004:

(Thousands of dollars)

	Payments Due by Period
		Remainder	2005 -	2007 -	After
Contractual Obligations	Total	of 2004	2006	2008	2008
Operating leases	$62,402	$4,081	$26,522	$15,373	$16,426
Purchase obligations [1]	20,720	20,720
Other contractual obligations	672	672

Total contractual cash obligations	$83,794	$25,473	$26,522	$15,373	$16,426

1 Primarily relates to open purchase orders for raw materials at September 30, 2004

Changes to the Company’s accrual for product warranty claims in the first nine months of 2004 are disclosed in Note G.

RESULTS OF OPERATIONS

Shown below are net sales and the percentage change for the third quarter and first nine months by reportable segment for 2004 and 2003:

(Thousands of dollars)	2004	Change	2003
Three months ended September 30:
Paint Stores	$1,118,001	13.0%	$989,003
Consumer	345,762	5.1%	328,910
Automotive Finishes	130,785	13.6%	115,122
International Coatings	80,681	18.2%	68,237
Administrative	1,901	4.8%	1,814

	$1,677,130	11.6%	$1,503,086

Nine months ended September 30:
Paint Stores	$2,958,424	12.1%	$2,639,096
Consumer	1,034,711	10.0%	941,045
Automotive Finishes	382,597	11.6%	342,865
International Coatings	233,164	19.7%	194,852
Administrative	5,710	6.4%	5,367

	$4,614,606	11.9%	$4,123,225

Consolidated net sales increased in the third quarter and first nine months of 2004 due primarily to continuing strong domestic architectural paint sales and improving sales and market conditions in domestic industrial maintenance and product finishes markets. Consolidated net sales include the operations of three acquisitions completed at various times since the third quarter of 2003 and the operations of two larger acquisitions, Duron and PSB, included beginning with the month of September 2004. The acquisitions increased consolidated net sales 4.0 percent in the third quarter and 2.3 percent for the first nine months of 2004.

Net sales in the Paint Stores Segment increased in the third quarter and first nine months due to continuing strong domestic architectural paint sales to contractor and do-it-yourself customers. The acquisition of Duron increased Paint Stores Segment sales 3.2 percent in the third quarter and 1.2 percent in the first nine months. Industrial maintenance and product finishes sales continued to improve. Comparable-store sales, which are sales from stores open for more than twelve calendar months, increased 8.9 percent in the third quarter and 9.9 percent in the first nine months.

Net sales of the Consumer Segment increased in the quarter due primarily to a 7.8 percent favorable impact of sales from acquisitions that were partially offset by sales declines due to inventory adjustments at some of our retail customers and elimination of a paint program with a retail customer. In the first nine months of 2004, the increased net sales of this Segment were due primarily to a 6.0 percent favorable impact of sales from acquisitions in addition to new product programs.

The Automotive Finishes Segment’s net sales increased due to new product introductions, improving international sales and the April 2004 acquisition of a majority interest in a foreign automotive coatings company that increased sales 3.2 percent in the third quarter and 2.1 percent in the first nine months over last year. Currency exchange fluctuations relative to last year had only minor impacts on net sales of this Segment in the third quarter and first nine months of 2004.

The International Coatings Segment’s third quarter sales improved due to improving sales in South America and the United Kingdom. During the first nine months of 2004, a highly competitive market constrained sales in South America. Favorable currency exchange fluctuations relative to last year increased net sales for the Segment in U. S. dollars by 3.8 percent in the third quarter and 10.0 percent for the first nine months.

Shown below are operating profit and the percent change for the third quarter and first nine months by reportable segment for 2004 and 2003:

(Thousands of dollars)	2004	Change	2003
Three months ended September 30:
Paint Stores	$168,536	19.6%	$140,972
Consumer	54,344	-14.3%	63,412
Automotive Finishes	14,835	19.7%	12,397
International Coatings	4,471	38.9%	3,219
Administrative	(37,382)	-22.3%	(30,556)

	$204,804	8.1%	$189,444

Nine months ended September 30:
Paint Stores	$364,871	24.3%	$293,556
Consumer	173,483	2.8%	168,838
Automotive Finishes	43,055	13.8%	37,820
International Coatings	10,475	192.8%	3,577
Administrative	(112,724)	-22.0%	(92,410)

	$479,160	16.5%	$411,381

Consolidated operating profit increased partly due to the change in gross profit, which increased $64.9 million and $190.4 million in the third quarter and first nine months of 2004, respectively. As a percent of sales, consolidated gross profit decreased to 44.3 percent in the third quarter of 2004 from 45.2 percent in the third quarter of 2003 and to 44.1 percent for the first nine months of 2004 from 44.8 percent for the first nine months of 2003. The decrease in the gross profit percentages for the quarter and first nine months of 2004 were primarily related to a $2.7 million provision for qualified exit costs for two closed facilities and raw material cost increases that could not be totally offset by improved manufacturing absorption. The Paint Stores Segment’s gross profit for the third quarter of 2004 increased $65.7 million due primarily to $47.7 million generated from an overall increase in sales volume and by acquisition profitability. For the first nine months of 2004, gross profit of the Paint Stores Segment increased $158.2 million due primarily to $137.4 million generated from an overall increase in sales volume and by acquisition profitability and other factors. The Consumer Segment’s gross profit for the third quarter of 2004 decreased $9.5 million due to increasing raw material costs and lower core business sales volume which was partly offset by acquisition gross profit of $6.4 million. For the first nine months of 2004, the Consumer Segment’s gross profit increased $8.3 million due primarily to an $11.1 million increase from acquisitions, which was offset by increased raw material costs. The Automotive Finishes Segment’s gross profit for the quarter and the first nine months of 2004 increased $6.4 million and $19.0 million, respectively, due to the sales increase, sales of higher margin new products, improvements in the international business units and the Kinlita acquisition. The International Coatings Segment’s gross profit for the third quarter and first nine months of 2004 increased by $2.4 million and $9.3 million, respectively, primarily as a result of higher sales volumes.

Consolidated operating profit was also favorably influenced by selling, general and administrative expenses, which as a percent of sales decreased to 31.4 percent in the third quarter of 2004 from 31.9 percent in the third quarter of 2003 and decreased to 33.1 percent in the first nine months of 2004 from 34.1 percent in the first nine months of 2003. Consolidated selling, general and administrative expenses increased $47.0 million and $121.5 million compared to last year for the third quarter and the first nine months, respectively. In the Paint Stores Segment, increased spending of $38.3 million in the third quarter and $86.8 million for the first nine months was due primarily to $13.3 million from acquisitions and the incremental expenses associated with increased sales and new and acquired stores. The Consumer Segment’s SG&A spending, including acquisition SG&A, was flat compared to last year and up slightly in the first nine months of 2004 due primarily to continued cost control. The Automotive Segment’s SG&A expense as a percent of sales decreased in the third quarter due to lower expenses associated with the Chinese acquisition but increased in the first nine months of 2004 due primarily to incremental expenses associated with new stores. SG&A expense as a percent of sales for the International Coatings Segment in the third quarter and first nine months of 2004 improved due to increased sales volumes and tight expense control.

The effective tax rates for the third quarter and first nine months of 2004 and 2003 were 35.0 percent and 36.5 percent, respectively. The reduction in the tax rate was due to numerous favorable factors including the impact of employee benefit related programs offset, in part, by an increase in the Company’s state effective tax rate.

Net income increased 10.4 percent to $132.9 million in the third quarter of 2004 and 19.0 percent to $310.8 million in the first nine months of 2004. Diluted net income per common share in the third quarter of 2004 was $.92 per share compared to $.82 per share in 2003 and $2.14 per share in the first nine months of 2004 versus $1.77 per share last year. The financial results include the operations of three acquisitions completed at various times since the third quarter of 2003 and the operations of two larger acquisitions, Duron and PSB, included beginning with the month of September 2004. The acquisitions increased consolidated net income 2.1 percent and diluted net income per share $.02 per share in the third quarter of 2004. In the first nine months of 2004, the acquisitions increased net income 1.6 percent and diluted net income per share $.03 per share.

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

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars)	2004	2003	2004	2003
Net income	$132,863	$120,297	$310,769	$261,227
Interest expense	10,235	9,501	28,987	29,545
Income taxes	71,681	69,147	167,706	150,154
Depreciation	27,891	26,430	78,765	77,894
Amortization	3,916	2,918	10,447	8,391

EBITDA	$246,586	$228,293	$596,674	$527,211

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

These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material availability and pricing; (d) changes in the Company’s relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired, including the acquisitions of Duron, Inc. and Paint Sundry Brands Corporation; (g) changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; (h) risks and uncertainties associated with the Company’s expansion into and its operations in China, South America and other foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, unrest and other external economic and political factors; (i) the achievement of growth in developing markets, such as China, Mexico and South America; (j) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (k) inherent uncertainties involved in assessing the Company’s potential liability for environmental remediation-related activities; (l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s third quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
July 1 - July 31	400,000	$40.14	400,000	13,273,000
August 1 - August 31	1,000,000	40.70	1,000,000	12,273,000
September 1 - September 30	400,000	41.85	400,000	11,873,000
Total	1,800,000	$40.83	1,800,000	11,873,000

(1)	All shares were purchased through the Company’s 20.0 million share repurchase program publicly announced on October 24, 2003. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future. There were no shares delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options during the third quarter.

Item 5. Other Information.

          During the fiscal quarter ended September 30, 2004, the Audit Committee of the Board of Directors of the Company approved certain non-audit services to be performed by Ernst & Young LLP, the Company’s independent auditors. These non-audit services were approved within categories related to other advisory and compliance services.

Item 6. Exhibits.

(10)(a)	Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors (filed herewith).

(10)(b)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors (filed herewith).

(10)(c)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

November 8, 2004	By:	/s/ J. L. Ault

J. L. Ault
Vice President-Corporate Controller

November 8, 2004	By:	/s/ L. E. Stellato

L. E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
(10)(a)	Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors (filed herewith).

(10)(b)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors (filed herewith).

(10)(c)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the Forms Attached as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q For the Period Ended June 30, 1997 (filed herewith).

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).