Form 10-K
period 2004-12-31
SHERWIN WILLIAMS CO
filed 2005-03-10
CIK 89800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     At January 31, 2005, 140,461,901 shares of common stock were outstanding, net of treasury shares. The aggregate market value of such common stock held by non-affiliates of the Registrant at June 30, 2004 was $5,856,140,848 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2004 (“2004 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

     Portions of our Proxy Statement for the 2005 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference into Part III of this report.

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

      We also make available free of charge on our website our Corporate Governance Guidelines, our Business Ethics Policy and the charters of our Audit Committee, our Compensation and Management Development Committee, and our Nominating and Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com. Any person may receive a copy of any of these documents free of charge by writing to us at The Sherwin-Williams Company, 101 Prospect Avenue, N.W., Cleveland, Ohio 44115, Attention: Investor Relations.

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

      Our chief operating decision maker has been identified as our Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of our global, diverse operations, our chief operating decision maker regularly receives discrete financial information about each reportable segment as well as a significant amount of additional financial information about certain aggregated divisions, business units and subsidiaries. Our chief operating decision maker uses all such financial information for performance assessment and resource allocation decisions. Factors considered in determining our five reportable segments include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to the Board of Directors. Our chief operating decision maker evaluates the performance of our Operating Segments and allocates resources based on profit or loss and cash generated from operations before income taxes, excluding corporate expenses and financing gains and losses. The accounting policies of our reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 46 through 50 of our 2004 Annual Report, which is incorporated herein by reference.

Paint Stores Segment

      The Paint Stores Segment consisted of 2,983 company-operated specialty paint stores in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2004. Each division and business unit of the Segment is engaged in the related business activity of selling our own manufactured paints, coatings and related products to end-use customers. The acquisition of Duron, Inc. on September 1, 2004 was included in this

Segment since the date of acquisition. During 2004, this Segment opened 67 net new stores, acquired 229, remodeled 10, relocated 35 and transferred one store to the Automotive Finishes Segment. The net new stores and acquired stores consisted of 294 stores in the United States, 3 in Canada and one closed in Mexico. In 2003, there were 45 net new stores opened or acquired (41 in the United States). In 2002, 70 net new stores were opened or acquired (62 in the United States). This Segment also manufactures original equipment manufacturer (OEM) product finishes sold through certain shared or dedicated paint stores (71, 72 and 69 at December 31, 2004, 2003 and 2002, respectively, included in store count above) and by direct outside sales representatives.

      The Paint Stores Segment markets and sells Sherwin-Williams® branded architectural paints and coatings, industrial and marine products, OEM product finishes and related items throughout North America and the Caribbean. These products are produced by the manufacturing facilities of this Segment and the Consumer Segment. The loss of any single customer would not have a material adverse effect on the business of this Segment.

Consumer Segment

      The Consumer Segment develops, manufactures and distributes a variety of paints, coatings and related products to third party customers and the Paint Stores Segment. The acquisition of Paint Sundry Brands Corporation on August 31, 2004 was included in this Segment since the date of acquisition. Approximately 47 percent of the total sales of the Consumer Segment in 2004, including inter-segment transfers, represented products sold through the Paint Stores Segment. Sales and marketing of certain control-branded and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Segment had sales to certain customers that, individually, may be a significant portion of the sales of the Segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the Segment. This Segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures.

Automotive Finishes Segment

      The Automotive Finishes Segment develops, manufactures and distributes a variety of motor vehicle finish, refinish and touch-up products primarily throughout North and South America, the Caribbean Islands and Europe. This Segment also licenses certain technology and trade names worldwide. Sherwin-Williams® branded automotive finish and refinish products are distributed throughout North America primarily through this Segment’s network of 146 company-operated automotive branches in the United States and 19 in Canada. Additional automotive branches in Jamaica (15), Chile (17) and Peru (3) complete this Segment’s worldwide network. At December 31, 2004, this Segment included consolidated operations in 11 foreign countries and realized income from licensing agreements in 13 foreign countries.

International Coatings Segment

      The International Coatings Segment develops, licenses, manufactures and distributes a variety of paints, coatings and related products worldwide. The majority of the sales from licensees and subsidiaries occur in South America, the Segment’s most important international market. This Segment sells its products through 29 company-operated specialty paint stores in Chile, 36 in Brazil, 5 in Uruguay and one in Argentina and by outside selling functions to dealers and other distributors. At December 31, 2004, this Segment included consolidated operations in 8 foreign countries, 4 foreign joint ventures and income from licensing agreements in 12 foreign countries.

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

Segment Financial Information

      For financial information regarding our reportable segments, including net external sales, operating profit, identifiable assets and other information by segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 68 through 70 of our 2004 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

      Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 69 of our 2004 Annual Report, which is incorporated herein by reference.

      Additional information regarding risks attendant to foreign operations is set forth on page 30 of our 2004 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

      For additional information regarding our business and business developments, see pages 6 through 17 of our 2004 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2004 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

      Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Operating Segments anticipate any significant sourcing problems during 2005. There are sufficient suppliers of each product purchased for resale that none of the Operating Segments anticipate any significant sourcing problems during 2005.

Seasonality

      The majority of the sales for the Paint Stores, Consumer and Automotive Finishes Segments traditionally occur during the second and third quarters. The International Coatings Segment’s fourth quarter sales have traditionally been greater than the sales for any of the first three quarters. There is no significant seasonality in sales for the Administrative Segment.

Working Capital

      In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventory and receivables) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 25 through 31 of our 2004 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

      Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and tradenames used by each Operating Segment are set forth below.

•	Paint Stores Segment: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, Duration®, Master Hide®, Sher-Wood®, Powdura® and Duron®.

•	Consumer Segment: Thompson’s® WaterSeal®, Dutch Boy®, Martin Senour®, Cuprinol®, Pratt & Lambert®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Formby’s®, Purdy®, Bestt Liebco® and Accurate DispersionsTM.

•	Automotive Finishes Segment: Sherwin-Williams®, Martin Senour®, Western™, Lazzuril™, Excelo™, Baco™ and ScottWarren™.

•	International Coatings Segment: Sherwin-Williams®, Dutch Boy®, Krylon®, Kem-Tone®, Pratt & Lambert®, Minwax®, Ronseal™, Colorgin™, Globo™, Pulverlack™, Sumare™, Andina™, Marson™, Tri-Flow®, Thompson’s® WaterSeal® and Martin Senour®.

Patents

      Although patents and licenses are not of material importance to our business as a whole or any segment, the International Coatings Segment and the international operations of the Automotive Finishes Segment derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

      Backlog orders are not significant in the business of any Operating Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill our needs for paint and coatings products through 2005.

Research and Development

      For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 48 of our 2004 Annual Report, which is incorporated herein by reference.

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

Employees

      We employed 28,690 persons at December 31, 2004.

Environmental Compliance

      For additional information regarding environmental-related matters, see pages 28 and 30 of our 2004 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9 and 13 of the Notes to Consolidated Financial Statements on pages 48, 60 and 61, and 65, respectively, of our 2004 Annual Report, which is incorporated herein by reference.

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

      Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material availability and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

•	our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired, including the acquisitions of Duron, Inc. and Paint Sundry Brands Corporation;

•	changes in general domestic economic conditions such as inflation rates, interest rates and tax rates;

•	risks and uncertainties associated with our expansion into and our operations in China, South America and other foreign markets, including inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, unrest and other external economic and political factors;

•	the achievement of growth in developing markets, such as China, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations including those affecting the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities;

•	other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

•	the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation and the affect of any legislation and administrative regulations relating thereto; and

•	unusual weather conditions.

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

ITEM 2.  PROPERTIES

      We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for the Paint Stores, Consumer and International Coatings Segments. We also own the world headquarters for the Automotive Finishes Segment located in Warrensville Heights, Ohio. Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

PAINT STORES SEGMENT

Manufacturing Facilities

Arlington, Texas Atlanta, Georgia Beltsville, Maryland Columbus, Ohio Greensboro, North Carolina	Owned Owned Owned Owned Owned	Grimsby, Ontario, Canada Ontario, California Rockford, Illinois Shanghai, China Spartanburg, South Carolina	Owned Leased Leased Owned Leased

Distribution Facilities

Atlanta, Georgia	Owned	Beltsville, Maryland	Owned

CONSUMER SEGMENT

Manufacturing Facilities

Andover, Kansas
Baltimore, Maryland
Bedford Heights, Ohio
Chicago, Illinois
Cincinnati, Ohio
Coffeyville, Kansas
Crisfield, Maryland
Deshler, Ohio
Emeryville, California
Ennis, Texas
Flora, Illinois
Fort Erie, Ontario, Canada
Fort Myers, Florida
Garland, Texas
Greensboro, North Carolina	Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned Owned Owned	Havre de Grace, Maryland
Holland, Michigan
Lawrenceville, Georgia
Memphis, Tennessee
Morrow, Georgia
Norfolk, Virginia
Olive Branch, Mississippi
Orlando, Florida
Philadelphia, Pennsylvania
Portland, Oregon
San Diego, California
South Holland, Illinois
Sylmar, California
Vallejo, Mexico
Victorville, California	Owned Owned Owned Owned Owned Leased Owned Owned Owned Leased Leased Owned Leased Owned Owned

Distribution Facilities

Atlanta, Georgia Bedford Heights, Ohio Effingham, Illinois Fredericksburg, Pennsylvania Guadalajara, Mexico Hermosillo, Mexico Memphis, Tennessee Mexico City, Mexico	Leased Leased Leased Owned Leased Leased Leased Owned	Monterrey, Mexico Reno, Nevada(2) San Juan, Puerto Rico Swaffham, England Vaughan, Ontario, Canada Waco, Texas Winter Haven, Florida	Leased Leased Leased Leased Leased Leased Owned

AUTOMOTIVE FINISHES SEGMENT

Manufacturing Facilities

Aprilia, Italy Arica, Chile Kingston, Jamaica Richmond, Kentucky	Leased Owned Owned Owned	Santiago, Chile* Sao Paulo, Brazil Shanghai, China Texcoco, Mexico	Owned Owned Owned Owned

Distribution Facilities

Aprilia, Italy Hermosilla, Mexico Kingston, Jamaica Mechelen, Belgium Monterrey, Mexico Perpignan, France	Leased Leased Owned Leased Leased Leased	Richmond, Kentucky Santiago, Chile* Sao Paulo, Brazil Texcoco, Mexico Valencia, Venezuela Zaragoza, Mexico	Owned Owned Owned Leased Leased Owned

INTERNATIONAL COATINGS SEGMENT

Manufacturing Facilities

Buenos Aires, Argentina	Owned	Sao Paulo, Brazil(2)	Owned
Rio Grande do Sul, Brazil	Leased	Sheffield, England	Owned
Santiago, Chile*	Owned

Distribution Facilities

Buenos Aires, Argentina	Owned	Santiago, Chile*	Owned
Lima, Peru	Leased	Santiago, Chile	Leased
Rio Grande do Sul, Brazil	Leased	Sao Paulo, Brazil(2)	Owned

* This facility is shared between the Automotive Finishes and International Coatings Segments.

      The operations of the Paint Stores Segment included 2,983 company-operated specialty paint stores, of which 221 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2004. These paint stores are divided into five separate operating divisions. The Chemical Coatings division is responsible for the manufacture of OEM product finishes and the sale of those products mainly through their 71 stores in the United States, Canada and Mexico. The remaining four divisions are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2004:

•	the Mid Western Division operated 726 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 381 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated 1,054 paint stores principally covering the lower east and gulf coast states, Puerto Rico and the Virgin Islands; and

•	the South Western Division operated 751 paint stores in the central plains, the lower west coast states and Mexico.

      In 2004, the Paint Stores Segment opened 67 net new paint stores, acquired 229, relocated 35 and transferred one store to the Automotive Finishes Segment.

      The Automotive Finishes Segment included 146 company-operated automotive branches, of which one was owned, in the United States and 54 leased company-operated branches in Canada (19), Chile (17), Jamaica (15) and Peru (3) at December 31, 2004.

      The International Coatings Segment included 71 company-operated specialty paint stores, of which 5 were owned, in Chile (29), Brazil (36), Uruguay (5) and Argentina (1) at December 31, 2004.

      Except for one idle warehouse facility, all real property within the Administrative Segment is owned by us. For additional information regarding real property within the Administrative Segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

      For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 67 of our 2004 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

      For information regarding environmental-related matters and other legal proceedings, see pages 28 through 30 of our 2004 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9 and 13 of the Notes to Consolidated Financial Statements on pages 48, 60 and 61, and 65, respectively, of our 2004 Annual Report, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is the name, age and present position of each of our executive officers on March 10, 2005, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	48	Chairman and Chief Executive Officer, Director	1994
Joseph M. Scaminace	51	President and Chief Operating Officer, Director	1994
Sean P. Hennessy	47	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	47	Senior Vice President — Human Resources	1997
Conway G. Ivy	63	Senior Vice President — Corporate Planning and Development	1979
John L. Ault	59	Vice President — Corporate Controller	1987
Blair P. LaCour	58	President & General Manager, Automotive Division	2004
John G. Morikis	41	President, Paint Stores Group	1999
Thomas W. Seitz	56	President & General Manager, Consumer Division	1999
Louis E. Stellato	54	Vice President, General Counsel and Secretary	1989
Alexander Zalesky	45	President & General Manager, International Division	2002

      Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor served as Vice Chairman from October 1999 to April 2000. Mr. Connor has served as a Director since October 1999. Mr. Connor has been employed with the Company since January 1983.

      Mr. Scaminace has served as President and Chief Operating Officer since October 1999. Mr. Scaminace has served as a Director since October 1999. Mr. Scaminace has been employed with the Company since April 1983.

      Mr. Hennessy has served as Senior Vice President — Finance and Chief Financial Officer since August 2001 and also served as Treasurer from August 2001 to August 2002. Mr. Hennessy served as Vice President — Controller, Consumer Group from February 2000 to August 2001 and Senior Vice President & Director, Chemical Coatings, Paint Stores Group from July 1997 to February 2000. Mr. Hennessy has been employed with the Company since September 1984.

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

      Mr. Ault has served as Vice President — Corporate Controller since January 1987. Mr. Ault has been employed with the Company since June 1976.

      Mr. LaCour has served as President & General Manager, Automotive Division since September 2004. Mr. LaCour served as President & General Manager, Mid Western Division, Paint Stores Group from September 1992 to September 2004. Mr. LaCour has been employed with the Company since May 1981.

      Mr. Morikis has served as President, Paint Stores Group since October 1999. Mr. Morikis has been employed with the Company since December 1984.

      Mr. Seitz has served as President & General Manager, Consumer Division since January 2001. Mr. Seitz served as President, Consumer Group from October 1999 to January 2001. Mr. Seitz has been employed with the Company since June 1970.

      Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991. Mr. Stellato has been employed with the Company since July 1981.

      Mr. Zalesky has served as President & General Manager, International Division, since October 2002. Prior to joining the Company, Mr. Zalesky was General Manager, Global Coatings, of Eastman Chemical Co. from July 2000 to October 2002, and attended and graduated from the Sloan Fellows Program at the Massachusetts Institute of Technology from June 1999 to July 2000. Mr. Zalesky has been employed with the Company since October 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at February 28, 2005 was 10,999.

      Information regarding market prices and dividend information with respect to our common stock is set forth on page 71 of our 2004 Annual Report, which is incorporated herein by reference.

      The following table sets forth a summary of the Company’s repurchase of common stock during the fourth quarter of 2004.

			Total Number
			of Shares	Maximum
	Total		Purchased as	Number of Shares
	Number of	Average	Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Plan	the Plan

October 1 – October 31
Share repurchase program(1)	214,700	$42.08	214,700	11,658,300
Employee transactions(2)				N/A
November 1 – November 30
Share repurchase program(1)	803,200	$44.63	803,200	10,855,100
Employee transactions(2)	2,973	$44.61		N/A
December 1 – December 31
Share repurchase program(1)	432,100	$44.26	432,100	10,423,000
Employee transactions(2)				N/A

Total
Share repurchase program(1)	1,450,000	$44.14	1,450,000	10,423,000
Employee transactions(2)	2,973	$44.61		N/A

(1)	All shares were purchased through the Company’s 20.0 million share repurchase program publicly announced on October 24, 2003. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6.  SELECTED FINANCIAL DATA

(millions of dollars, except per share data)

	2004		2003		2002		2001		2000

Operations
Net sales	$6,114		$5,408		$5,185		$5,066		$5,212
Income before cumulative effect of change in accounting principle	393		332		311		263		16	(a)
Cumulative effect of change in accounting principle					(183)
Net income	393		332		128		263		16	(a)
Financial Position
Total assets	$4,274		$3,683		$3,432		$3,628		$3,751	(a)
Long-term debt	488		503		507		504		621
Ratio of earnings to fixed charges (b)	7.0	x	6.8	x	6.5	x	5.2	x	2.4	x(a)
Per Common Share Data
Income before cumulative effect of change in accounting principle — basic	$2.79		$2.29		$2.07		$1.69		$.10	(a)
Income before cumulative effect of change in accounting principle — diluted	2.72		2.26		2.04		1.68		.10	(a)
Net income — basic	2.79		2.29		.85		1.69		.10	(a)
Net income — diluted	2.72		2.26		.84		1.68		.10	(a)
Cash dividends	.68		.62		.60		.58		.54

(a)	Amount includes an impairment of goodwill and fixed assets charge of $294 million ($1.80 per share) after tax.

(b)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth on pages 22 through 36 of our 2004 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk associated with interest rates and foreign currency exposure. We utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. These interest rate swap contracts are described in detail in Note 8 of the Notes to Consolidated Financial Statements on pages 59 and 60 of our 2004 Annual Report. We do not believe that any potential loss related to interest rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows. We also entered into foreign currency option and forward contracts to hedge against value changes in foreign currency. Foreign currency option and forward contracts are described in detail in Note 13 of the Notes to Consolidated Financial Statements on page 65 of our 2004 Annual Report. We believe we may experience continuing losses from foreign currency translation. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is set forth on page 37 and pages 41 through 70 of our 2004 Annual Report under the captions entitled “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Statements of Consolidated Income,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 67 of our 2004 Annual Report, which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

      The Report of Management on Internal Control over Financial Reporting is set forth on page 38 of our 2004 Annual Report, which is incorporated herein by reference.

      The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on pages 39 and 40 of our 2004 Annual Report, which is incorporated herein by reference.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The information regarding our directors is set forth under the caption entitled “Election of Directors (Proposal 1)” in our Proxy Statement, which is incorporated herein by reference.

      There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2004. Please refer to the information set forth under the caption “Board Meetings and Committee Membership — Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

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

Audit Committee

      The information regarding the Audit Committee of our Board of Directors and the information regarding “audit committee financial experts” are set forth under the caption entitled “Board Meetings and Committee Membership” in our Proxy Statement, which is incorporated herein by reference.

Code of Ethics

      We have adopted a Business Ethics Policy, which applies to all of our directors, officers and employees. Our Business Ethics Policy includes additional ethical obligations for our senior financial management (which includes our chief executive officer, our chief financial officer, and the controller, treasurer and principal financial and accounting personnel in our operating groups and corporate departments). Please refer to the information set forth under the caption “Corporate Governance — Business Ethics Policy” in our Proxy Statement, which is incorporated herein by reference. Our Business Ethics Policy is available in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com. Any person may receive a copy without charge by writing to us at: The Sherwin-Williams Company, 101 Prospect Avenue, N.W., Cleveland, Ohio, 44115, Attention: Investor Relations.

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

      The information required by this item is set forth on pages 12 through 22 of our Proxy Statement and under the caption entitled “Compensation of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information regarding security ownership of certain beneficial owners and management is set forth under the captions entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information about our common stock that may be issued under our equity compensation plans at December 31, 2004.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders[1,2]	13,286,833	$28.14	4,867,314
Equity compensation plans not approved by security holders	0	—	—
Total	13,286,833	$28.14	4,867,314

[1]	Column (a) represents the number of shares of common stock that may be issued in connection with the exercise of outstanding stock options granted under The Sherwin-Williams Company 1994 Stock Plan, The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors and The Sherwin-Williams Company 2003 Stock Plan. The 1994 Stock Plan expired on February 16, 2003, although outstanding stock options and restricted stock continue in force in accordance with their terms.

[2]	Column (c) includes 4,665,647 shares of common stock remaining available for future awards of stock options, stock appreciation rights and restricted stock under the 2003 Stock Plan and 201,667 shares of common stock remaining available for future awards of stock options and restricted stock under the 1997 Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the captions entitled “Certain Relationships and Related Transactions,” “Compensation of Directors” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is set forth under the caption entitled “Matters Relating to the Independent Registered Public Accounting Firm” in our Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2004 Annual Report are incorporated by reference in Item 8.
		(i)	Report of Management on the Consolidated Financial Statements (page 37 of our 2004 Annual Report);
		(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 41 of our 2004 Annual Report);
		(iii)	Consolidated Balance Sheets at December 31, 2004, 2003 and 2002 (page 42 of our 2004 Annual Report);
		(iv)	Statements of Consolidated Income for the years ended December 31, 2004, 2003 and 2002 (page 43 of our 2004 Annual Report);
		(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2004, 2003 and 2002 (page 44 of our 2004 Annual Report);
		(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002 (page 45 of our 2004 Annual Report); and
		(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 (pages 46 through 70 of our 2004 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Valuation and Qualifying Accounts and Reserves

(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

	2004	2003	2002

Beginning balance	$26,978	$26,405	$25,911
Bad debt expense	19,404	22,273	28,374
Uncollectible accounts written off, net of recoveries	(15,640)	(21,700)	(27,880)

Ending balance	$30,742	$26,978	$26,405

(3)	Exhibits
See the Exhibit Index on pages 18 through 20 of this report.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.

THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. STELLATO

L. E. Stellato, Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 10, 2005.

* C. M. CONNOR C. M. Connor	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

* J. M. SCAMINACE J. M. Scaminace	President and Chief Operating Officer, Director

* S. P. HENNESSY S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* J. L. AULT J. L. Ault	Vice President — Corporate Controller (Principal Accounting Officer)

* J. C. BOLAND J. C. Boland	Director

* J. G. BREEN J. G. Breen	Director

* D. E. COLLINS D. E. Collins	Director

* D. E. EVANS D. E. Evans	Director

* S. J. KROPF S. J. Kropf	Director

* R. W. MAHONEY R. W. Mahoney	Director

* G. E. McCULLOUGH G. E. McCullough	Director

* A. M. MIXON, III A. M. Mixon, III	Director

* C. E. MOLL C. E. Moll	Director

* R. K. SMUCKER R. K. Smucker	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. STELLATO L. E. Stellato, Attorney-in-fact	March 10, 2005

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through May 1, 2001, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
	(b)	Amendment to Amended and Restated Articles of Incorporation of the Company, dated August 26, 2003, filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	(c)	Regulations of the Company, as amended and restated April 28, 2004, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2004, and incorporated herein by reference.
4.	(a)	Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, among the Company, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., Citicorp USA, Inc., and National City Bank, as Co-Documentation Agents, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
	(c)	Indenture between Sherwin-Williams Development Corporation, as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(d)	Rights Agreement between the Company and The Bank of New York, as successor Rights Agent to KeyBank National Association, dated April 23, 1997, filed as Exhibit 1 to Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Employment Agreement, dated March 16, 1979, between C.G. Ivy and the Company filed as Exhibit 28(b) to Form S-3 Registration Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.
	*(c)	Amendment to Employment Agreement, dated February 22, 1996, between C.G. Ivy and the Company filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
	*(d)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).
	*(e)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).
	*(f)	Forms of Severance Pay Agreements filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(g)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in Exhibit 10(f) filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
	*(h)	The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
	*(i)	The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

*(j)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(k)	The Sherwin-Williams Company Executive Life Insurance Plan filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(l)	The Sherwin-Williams Company Management Compensation Program filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(m)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
*(n)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
*(o)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2003 Stock Plan, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(p)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan, filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(q)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
*(r)	Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
*(s)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
*(t)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
*(u)	Consulting Agreement, dated May 1, 2000, between John G. Breen and the Company filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
*(v)	Amended and Restated Split-Dollar Life Insurance Agreement, dated August 18, 2000, among the Company, National City Bank and John G. Breen filed as Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
*(w)	Salary Continuation and Death Benefit Plan Agreement, dated August 18, 2000, between John G. Breen and the Company filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
*(x)	Form of Individual Grantor Trust Participation Agreement filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
*(y)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form referred to in Exhibit 10(x) (filed herewith).
*(z)	The Sherwin-Williams Company Business Travel Accident Insurance Plan (filed herewith).

13.		Our 2004 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2004 Annual Report which are specifically incorporated by reference in this report, our 2004 Annual Report shall not be deemed “filed” as part of this report.
21.		Subsidiaries (filed herewith).
23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24.	(a)	Powers of Attorney (filed herewith).
	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31.	(a)	Rule 13a-14(a)(15d-14(a) Certification of Chief Executive Officer (filed herewith).
	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.