Form 10-Q
period 2005-03-31
SHERWIN WILLIAMS CO
filed 2005-05-06
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period Ended March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from           to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value – 139,084,063 shares as of March 31, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended March 31,
	2005	2004
Net sales	$1,538,545	$1,319,522
Cost of goods sold	877,771	747,895
Gross profit	660,774	571,627
Percent to net sales	42.9%	43.3%
Selling, general and administrative expenses	541,597	484,546
Percent to net sales	35.2%	36.7%
Interest expense	11,964	9,387
Interest and net investment income	(1,099)	(1,309)
Other expense — net	669	(179)

Income before income taxes and minority interest	107,643	79,182
Income taxes	24,109	27,714
Minority interest	240

Net income	$83,294	$51,468

Net income per share:
Basic	$0.60	$0.36

Diluted	$0.58	$0.35

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31,	December 31,	March 31,
	2005	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,496	$45,932	$103,570
Accounts receivable, less allowance	838,879	724,385	657,644
Inventories:
Finished goods	752,239	651,095	593,628
Work in process and raw materials	122,911	121,757	91,916

	875,150	772,852	685,544
Deferred income taxes	88,562	88,985	86,703
Other current assets	152,734	149,774	149,489

Total current assets	1,962,821	1,781,928	1,682,950

Goodwill	913,883	900,444	566,742
Intangible assets	305,181	307,900	181,074
Deferred pension assets	432,530	430,238	422,053
Other assets	144,292	133,281	146,311

Property, plant and equipment	1,780,844	1,751,628	1,629,410
Less allowances for depreciation	1,058,849	1,031,268	977,292

	721,995	720,360	652,118

Total assets	$4,480,702	$4,274,151	$3,651,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$498,127	$238,815
Accounts payable	719,246	650,977	$630,297
Compensation and taxes withheld	147,341	195,739	113,303
Accrued taxes	94,465	95,558	102,450
Current portion of long-term debt	10,496	11,214	9,967
Other accruals	308,966	327,834	278,549

Total current liabilities	1,778,641	1,520,137	1,134,566

Long-term debt	487,943	488,239	503,510
Postretirement benefits other than pensions	223,339	221,975	217,874
Other long-term liabilities	393,168	392,849	343,957
Minority interest	3,945	3,705

Shareholders’ equity:
Common stock — $1.00 par value:
139,084,063, 140,777,115 and 142,982,862 shares outstanding at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	217,417	216,396	213,846
Preferred stock — convertible, participating, no par value:
131,901, 171,819 and 271,516 shares outstanding at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	131,901	171,819	271,516
Unearned ESOP compensation	(131,901)	(171,819)	(271,516)
Other capital	493,310	474,594	377,314
Retained earnings	2,749,588	2,695,193	2,425,781
Treasury stock, at cost	(1,651,653)	(1,529,355)	(1,335,502)
Cumulative other comprehensive loss	(214,996)	(209,582)	(230,098)

Total shareholders’ equity	1,593,666	1,647,246	1,451,341

Total liabilities and shareholders’ equity	$4,480,702	$4,274,151	$3,651,248

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$83,294	$51,468
Adjustments to reconcile net income to net operating cash:
Depreciation	29,567	25,327
Amortization of intangibles and other assets	6,063	3,205
Provisions for qualified exit costs		2,700
Defined benefit pension plans net credit	(1,016)	(1,122)
Net increase in postretirement liability	1,364	1,021
Other	2,925	3,740
Change in working capital accounts — net	(221,369)	(188,481)
Costs incurred for environmental — related matters	(1,805)	(2,357)
Costs incurred for qualified exit costs	(597)	(134)
Other	2,816	1,521

Net operating cash	(98,758)	(103,112)

INVESTING ACTIVITIES
Capital expenditures	(30,262)	(25,826)
Acquisitions of businesses	(24,630)
Increase in other investments	(6,289)	(4,865)
Other	(2,241)	(2,543)

Net investing cash	(63,422)	(33,234)

FINANCING ACTIVITIES
Net increase in short-term borrowings	259,312
Payments of long-term debt	(1,014)	(894)
Payments of cash dividends	(28,898)	(24,541)
Proceeds from stock options exercised	17,573	27,101
Treasury stock purchased	(121,968)	(64,177)
Other	(468)	(246)

Net financing cash	124,537	(62,757)

Effect of exchange rate changes on cash	(793)	(140)

Net decrease in cash and cash equivalents	(38,436)	(199,243)
Cash and cash equivalents at beginning of year	45,932	302,813

Cash and cash equivalents at end of period	$7,496	$103,570

Income taxes paid	$11,584	$15,728
Interest paid	20,552	18,016

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 2005 and 2004

Note A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the first quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

Minority interest reflects the minority shareholder’s interest in the net income and equity of Sherwin-Williams Kinlita Co., Ltd (Kinlita).

Note B—STOCK-BASED COMPENSATION

At March 31, 2005, the Company had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as more fully described in Note 1 and Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Pro-forma information regarding the impact of stock-based compensation on net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that statement, is illustrated in the following table:

	Three months ended
	March 31,
(Thousands of dollars except per share data)	2005	2004
Net income, as reported	$83,294	$51,468
Add: Total stock-based compensation expense included in the determination of net income as reported, net of related tax effects	1,599	2,516
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,300)	(3,236)

Pro-forma net income	$81,593	$50,748

Net income per share:
Basic — as reported	$0.60	$0.36
Basic — pro-forma	$0.59	$0.36
Diluted — as reported	$0.58	$0.35
Diluted — pro-forma	$0.57	$0.35

Note C—ACQUISITIONS

During the first quarter of 2005, the Company acquired substantially all of the assets and business of KST Coatings Manufacturing, Inc., KST Coatings LLC and Uniflex LLC (collectively, “KST”) for $23.1 million paid in cash. KST, included in the Consumer Segment, provides roof coatings and roof, deck and wall sealants to professional paint contractors and do-it-yourself users in the United States under the Kool Seal® and the Snow Roof Systems® brands. The acquisition was accounted for as a purchase, with results of operations included in the consolidated financial statements beginning with the month of January 2005. The KST acquisition resulted in the recognition of goodwill of $13.6 million and identifiable intangible assets of $2.8 million and was completed primarily to assist with the implementation of the Company’s growth strategy of supplying high quality products and services to professional paint contractors and do-it-yourself users through various channels of distribution.

During the second quarter of 2004, the Company acquired a majority interest in Kinlita for $7.0 million paid in cash. Kinlita, included in the Automotive Finishes Segment, supplies coatings to original equipment truck and bus manufacturers in the Peoples Republic of China. The acquisition was accounted for as a purchase, with results of operations included in the consolidated financial statements beginning with the month of April 2004.

During the third quarter of 2004, the Company completed its acquisitions of 100% of the stock of Duron, Inc. (Duron) and Paint Sundry Brands Corporation (PSB) for an aggregate consideration of $640.6 million, and the assumption of certain financial obligations. Both acquisitions were financed through the use of cash, liquidated short-term investments and $350.0 million in proceeds from the sale of commercial paper under the Company’s existing commercial paper program. Both acquisitions were accounted for as purchases, with results of operations included in the consolidated financial statements beginning with the month of September 2004.

The following unaudited pro-forma summary presents consolidated financial information as if KST, Kinlita, Duron and PSB had been acquired at the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2004 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three months ended
	March 31,
(Thousands of dollars except per share data)	2005	2004
Net sales	$1,538,545	$1,442,733
Net income	83,294	53,662

Net income per common share:
Basic	$0.60	$0.38
Diluted	$0.58	$0.37

For further details on the Company’s 2004 acquisitions, see Note 2 and Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note D—DIVIDENDS

Dividends paid on common stock during the first quarters of 2005 and 2004 were $.205 per common share and $.17 per common share, respectively.

Note E—OTHER EXPENSE - NET

Items included in Other expense – net are as follows:

	Three months ended
	March 31,
(Thousands of dollars)	2005	2004
Dividend and royalty income	$(762)	$(594)
Net expense from financing and investing activities	1,520	1,125
Foreign currency related (gains) losses	250	(459)
Other income	(1,064)	(588)
Other expense	725	337

The net expense from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets and financing fees.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

Note F—EXIT OR DISPOSAL ACTIVITIES

The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first quarter of 2005.

The following table summarizes the remaining liabilities associated with qualified exit costs at March 31, 2005 and the activity for the three-month period then ended:

(Thousands of dollars)			Actual
	Balance at	Provisions	expenditures	Balance at
	December 31,	in Cost of	charged to	March 31,
Exit Plan	2004	goods sold	accrual	2005
Automotive Finishes distribution facility:
Other qualified exit costs	$316		$(259)	$57
Qualified exit costs initiated prior to 2003	13,819		(338)	13,481

Totals	$14,135	$	$(597)	$13,538

For further details on the Company’s exit or disposal activities, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note G—PRODUCT WARRANTIES

Changes in the Company’s accrual for product warranty claims during the first quarter of 2005 and 2004, including customer satisfaction settlements during the quarter, were as follows:

(thousands of dollars)	2005	2004
Balance at January 1	$18,098	$16,555
Charges to Expense	5,007	7,244
Settlements	(5,088)	(5,808)

Balance at March 31	$18,017	$17,991

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note H—COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

	Three months ended
	March 31,
(Thousands of dollars)	2005	2004
Net income	$83,294	$51,468
Foreign currency translation adjustments	(5,311)	(830)
Marketable equity securities adjustments	(103)

Comprehensive income	$77,880	$50,638

Note I—INCOME PER COMMON SHARE

	Three months ended March 31,
(Thousands of dollars except per share data)	2005	2004
Basic
Average common shares outstanding	138,681,389	141,799,100

Net income	$83,294	$51,468

Net income per common share	$0.60	$0.36

Diluted
Average common shares outstanding	138,681,389	141,799,100
Non-vested restricted stock grants	1,102,533	799,000
Stock options and other contingently issuable shares	3,580,439	2,988,121

Average common shares assuming dilution	143,364,361	145,586,221

Net income	$83,294	$51,468

Net income per common share	$0.58	$0.35

Note J—REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	2005		2004
	Net	Segment	Net	Segment
Net External Sales/ Operating Profit	External	Operating	External	Operating
(Thousands of dollars)	Sales	Profit	Sales	Profit
Three months ended March 31:
Paint Stores	$987,587	$78,244	$803,715	$52,521
Consumer	327,777	51,003	317,202	49,183
Automotive Finishes	129,914	14,983	120,344	11,964
International Coatings	91,415	3,967	76,361	4,733
Administrative	1,852	(40,554)	1,900	(39,219)

Consolidated totals	$1,538,545	$107,643	$1,319,522	$79,182

Intersegment Transfers (Thousands of dollars)	2005	2004
Three months ended March 31:
Paint Stores	$174	$164
Consumer	272,927	232,272
Automotive Finishes	15,310	13,191
International Coatings	134	684
Administrative	1,201	1,134

Segment totals	$289,746	$247,445

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $168.0 million and $8.8 million, respectively, for the first quarter of 2005, and $148.1 million and $7.6 million, respectively, for the first quarter of 2004. Long-lived assets of these subsidiaries totaled $126.8 million and $116.7 million at March 31, 2005 and 2004, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment’s expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

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

Note K—HEALTH CARE, PENSION AND OTHER BENEFITS

Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(thousands of dollars)	2005	2004	2005	2004	2005	2004
Three months ended March 31:
Net periodic benefit (credit) cost:
Service cost	$4,315	$2,823	$728	$383	$1,111	$1,092
Interest cost	3,407	3,177	827	586	4,345	4,344
Expected return on assets	(11,003)	(9,725)	(610)	(481)
Recognition of:
Unrecognized prior service cost	155	197	23	16	(1,112)	(1,112)
Unrecognized actuarial loss	782	1,632	360	270	1,265	1,112

Net periodic benefit (credit) cost	$(2,344)	$(1,896)	$1,328	$774	$5,609	$5,436

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE L—OTHER LONG-TERM LIABILITIES

The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $116.7 million higher than the accrued amount at March 31, 2005. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

Included in Other long-term liabilities at March 31, 2005 and 2004 were accruals for extended environmental-related activities of $115.1 million and $107.2 million, respectively. Estimated costs of current investigation and remediation activities of $25.0 million and $25.7 million are included in Other accruals at March 31, 2005 and 2004, respectively.

Four of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2005. Included in the accruals of $140.1 million at March 31, 2005 is $91.6 million related directly to these four sites. In the aggregate unaccrued exposure of $116.7 million at March 31, 2005, $64.4 million relates to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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

For further details on the Company’s Other long-term liabilities, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note M—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APBO No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires the tax benefit associated with these share based payments to be classified as financing activities in the statement of cash flows. In April 2005, the Securities and Exchange Commission adopted a rule that amends the compliance date of SFAS No. 123R to fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management is currently assessing the effect SFAS No. 123R will have on the Company’s results of operations, financial condition or liquidity.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

In December 2004, the FASB issued FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.” This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the Jobs Act) to be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. Management has determined that this statement will have a slightly favorable effect on the Company’s 2005 annual effective tax rate.

Note N—INCOME TAXES

The effective tax rates for the first quarter of 2005 and 2004 were 22.4 percent and 35.0 percent, respectively. The reduction in the tax rate was due to numerous favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.

Note O—RECLASSIFICATION

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Consolidated net sales increased $219.0 million, or 16.6 percent, to $1.54 billion in the first quarter of 2005. The net sales gain in the first quarter was due primarily to strong domestic architectural paint sales to contractor and do-it-yourself (DIY) customers as well as improved industrial maintenance and product finishes sales in the Paint Stores Segment. Included in the consolidated net sales increase were four acquisitions completed since the first quarter of 2004, including Duron, Inc. and Paint Sundry Brands Corporation acquired in September 2004. These four acquisitions added $120.9 million, or 9.2 percent, to net sales in the quarter. Diluted net income per common share in the quarter increased 65.7 percent to $.58 per share from $.35 per share in the first quarter of 2004. The increase in diluted net income per common share of $.23 in the quarter resulted from approximately $.09 per share due to improved operating performance, $.04 per share due to acquisitions, $.01 per share due to a reduction in average diluted common shares outstanding and $.09 per share due to a lower effective tax rate resulting primarily from favorable tax rulings.

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

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2004. Changes in the Company’s accruals for environmental remediation-related activities since the year ended December 31, 2004 are disclosed in Note L. Changes in the Company’s accruals for qualified exit or disposal costs since the year ended December 31, 2004 are disclosed in Note F. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

FINANCIAL CONDITION

Cash and cash equivalents decreased $38.4 million during the first three months of 2005 related primarily to the seasonality of the business. Cash requirements for normal seasonal increases in working capital of $221.4 million, capital expenditures of $30.3 million, acquisitions of businesses of $24.6 million, payments of cash dividends of $28.9 million and treasury stock purchases of $122.0 million were partially offset by net cash from operations, net increase in short-term borrowings of $259.3 million and proceeds from the exercise of stock options of $17.6 million. Short-term borrowings related to the Company’s commercial paper program outstanding at March 31, 2004 were $498.1 million. The Company had unused maximum borrowing availability of $151.9 million at March 31, 2005 under the commercial paper program that is backed by the Company’s revolving credit agreement. At March 31, 2005, the Company’s current ratio was 1.10, a decrease from the current ratio of 1.17 at December 31, 2004. The decrease in the current ratio was due to the increase in working capital items needed to meet increased demand during the second and third quarters.

Since March 31, 2004, cash generated by operations of $549.0 million and the net increase in short-term borrowings of $498.1 million was used primarily for capital expenditures of $111.3 million, acquisitions of businesses of $579.1 million, treasury stock purchases of $325.1 million and cash dividends of $101.3 million.

Capital expenditures during the first three months of 2005 primarily represented expenditures associated with new store openings and normal equipment replacement in the Paint Stores Segment and capacity and service improvements in the Consumer Group.

During the first quarter of 2005, the Company purchased 2,700,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at March 31, 2005 to purchase 7,723,000 shares of its common stock.

Management believes that it properly valued the Company’s assets and recorded all known liabilities that existed as of the balance sheet date for which a value was available or an amount could be reasonably estimated in accordance with all present accounting principles generally accepted in the United States. In addition, the Company may be subject to potential liabilities, as described in the following, which cannot be reasonably estimated due to the uncertainties involved.

The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practices and consumer protection laws, enterprise liability, market share liability, nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation is without merit and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. This first phase did not consider the issues of liability or damages, if any, related to the public nuisance claim. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. This was the first legal proceeding against the Company to go to trial relating to the Company’s lead pigment and lead-based paint litigation. The State of Rhode Island has decided to retry the case and has requested that the new trial consider all issues, including liability and damages. A trial has been tentatively scheduled for September 2005. The Company believes it is possible that additional legal proceedings could be scheduled for trial in 2005 and in subsequent years in other jurisdictions.

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

Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the affect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. Based upon, among other things, the outcome of such litigation to date, management believes that the Company will ultimately be successful on the merits of such litigation. However, in the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

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

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2005. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2005.

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

The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2005 and 2004, the Company had accruals for environmental-related activities of $140.1 million and $132.9 million, respectively.

Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $116.7 million higher than the accruals at March 31, 2005.

Four of the Company’s current and former manufacturing sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2005. Included in the accruals of $140.1 million at March 31, 2005 was $91.6 million related directly to these four sites. Of the aggregate unaccrued exposure of $116.7 million at March 31, 2005, $64.4 million related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

The first of the four sites is a former manufacturing facility in New Jersey that is in the early investigative stage of the environmental-related process. Although contamination exists at the site and adjacent areas, the extent and magnitude of the contamination has not yet been fully quantified. Due to the uncertainties of the scope and magnitude of contamination and the degree of remediation that may be necessary relating to this site, it is reasonably likely that further extensive investigation may be required and that extensive remedial actions may be necessary not only at the former manufacturing site but along an adjacent waterway. Depending on the extent of the additional investigation and remedial actions necessary, the ultimate liability for this site may exceed the amount currently accrued and the maximum of the range of reasonably possible outcomes currently estimated by management.

Two additional sites relate to a current manufacturing facility located in Illinois and a contiguous property. The environmental issues at these sites have been determined to be associated with historical operations of the Company. While the majority of the investigative work has been completed at these sites and some remedial actions taken, agreement on a proposed remedial action plan has not been obtained from the appropriate governmental agency.

The fourth site is a current manufacturing facility in California. Similar to the Illinois sites noted above, the environmental issues at this site have been determined to be associated with historical operations. The majority of the investigative activities have been completed at this site, some remedial actions have been taken and a proposed remedial action plan has been formulated but currently no clean up goals have been approved by the lead governmental agency. In both the Illinois and California sites, the potential liabilities relate to clean-up goals that have not yet been established and the degree of remedial actions that may be necessary to achieve these goals.

Management cannot presently estimate the potential loss contingencies related to these four sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.

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

There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2005 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Changes to the Company’s accrual for product warranty claims in the first three months of 2005 are disclosed in Note G.

RESULTS OF OPERATIONS

Shown below are net sales and the percentage change for the first quarter by reportable segment for 2005 and 2004:

(thousands of dollars)	2005	Change	2004
Paint Stores	$987,587	22.9%	$803,715
Consumer	327,777	3.3%	317,202
Automotive Finishes	129,914	8.0%	120,344
International Coatings	91,415	19.7%	76,361
Administrative	1,852	-2.5%	1,900

	$1,538,545	16.6%	$1,319,522

Consolidated net sales increased in the first quarter due primarily to continuing strong domestic architectural paint sales to contractor and do-it-yourself (DIY) customers as well as improved industrial maintenance and product finishes sales in the Paint Stores Segment. Included in the consolidated net sales increase were four acquisitions completed since the first quarter of 2004, including Duron, Inc. and Paint Sundry Brands Corporation acquired in September 2004. The four acquisitions added $120.9 million, or 9.2 percent, to net sales in the quarter.

Net sales in the Paint Stores Segment increased due primarily to continuing strong domestic architectural paint sales to contractor and do-it-yourself (DIY) customers and improved industrial maintenance and product finishes sales. The acquisition of Duron, Inc. added approximately

10.9 percent to this Segment’s first quarter net sales. During the quarter, net sales from stores open for more than twelve calendar months increased 10.3 percent over last year’s first quarter.

Net sales of the Consumer Segment increased due primarily to new product introductions, increased paint sales volume, selling price increases and acquisitions that were partially offset by the elimination of a paint program with a customer and sluggish sales and inventory adjustments at some of the Segment’s large retail customers. Acquisitions completed since the first quarter of 2004 added approximately 9.4 percent to this Segment’s first quarter net sales.

The Automotive Finishes Segment’s first quarter net sales increased due primarily to the impact of favorable currency exchange rates, selling price increases and an acquisition. The impact of favorable currency exchange rates increased net sales of this Segment by 1.3 percent in the quarter and the April 2004 acquisition of a majority interest in an automotive coatings company in China added 3.0 percent to net sales.

Net sales in the International Coatings Segment increased due primarily to volume gains in Brazil, selective selling price increases and a 5.9 percent favorable currency exchange rate impact.

Shown below are operating profit and the percent change for the first quarter by reportable segment for 2005 and 2004:

(thousands of dollars)	2005	Change	2004
Paint Stores	$78,244	49.0%	$52,521
Consumer	51,003	3.7%	49,183
Automotive Finishes	14,983	25.2%	11,964
International Coatings	3,967	-16.2%	4,733
Administrative	(40,554)	-3.4%	(39,219)

	$107,643	35.9%	$79,182

Consolidated operating profit increased partly due to the change in gross profit, which increased $89.1 million in the first quarter of 2005. As a percent of sales, consolidated gross profit decreased to 42.9 percent in the first quarter of 2005 from 43.3 percent in the first quarter of 2004. The decrease in the gross profit percentage is primarily related to raw material cost increases partially offset by price increases and better factory utilization resulting from higher volumes. The Paint Stores Segment’s gross profit for the first quarter was higher than last year by $84.7 million due to higher selling prices and increased sales volume, which includes the acquisition of Duron, partially offset by increased raw material costs. The Consumer Segment’s first quarter gross profit decreased from last year due to significant raw material cost increases that could not be offset by better factory utilization resulting from higher volume, the acquisition of PSB and tight spending control. The Automotive Finishes Segment’s margins increased $3.6 million during the first quarter of 2005 due to the strong sales increase over last year, which includes the Chinese acquisition, and the implementation of selling price increases to offset raw material increases. The International Coatings Segment’s first quarter gross profit was slightly higher than last year due to operating efficiencies related to higher sales volumes and favorable currency rate fluctuations offsetting significant cost increases of many raw materials required to be purchased on a U.S. dollar-denominated basis.

Consolidated operating profit was also influenced by selling, general and administrative expenses, which as a percent of sales decreased to 35.2 percent in the first quarter of 2005 from 36.7 percent in the first quarter of 2004. In the Paint Stores Segment, the SG&A percent of sales ratio decreased due to the increased sales volume and strong SG&A expense control. The Consumer Segment’s SG&A percent of sales ratio also decreased due to larger sales volumes related to recent acquisitions and tight expense control which offset some incremental spending increases related to new product launches and new customers. The Automotive Finishes and International Coatings Segment’s SG&A expenses as a percent of sales were also lower than last year due to increased sales volumes and tight expense control. The Administrative Segment’s SG&A expense remained flat in the first quarter of 2005 versus last year due to tight expense control.

The effective tax rates for the first quarter of 2005 and 2004 were 22.4 percent and 35.0 percent, respectively. The reduction in the tax rate was due to a number of favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.

Net income for the quarter increased $31.8 million, or 61.8 percent, to $83.3 million from $51.5 million in 2004. Diluted net income per common share in the quarter increased 65.7 percent to $.58 per share from $.35 per share in the first quarter of 2004. The increase in diluted net income per common share of $.23 in the quarter resulted from approximately $.09 per share due to improved operating performance, $.04 per share due to four acquisitions completed at various times since the first quarter of 2004, $.01 per share due to a reduction in average diluted common shares outstanding and $.09 per share due to a lower effective tax rate resulting primarily from favorable tax rulings.

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

	Three months ended March 31,
(thousands of dollars)	2005	2004
Net income	$83,294	$51,468
Interest expense	11,964	9,387
Income taxes	24,109	27,714
Depreciation	29,567	25,327
Amortization	6,063	3,205

EBITDA	$154,997	$117,101

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

Item 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rates and value changes in foreign currencies. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. The Company does not believe that any potential loss related to interest rate exposure would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company enters into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

A summary of the repurchase activity for the Company’s first quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
January 1 - January 31
Share repurchase program (1)				10,423,000
Employee transactions (2)				N/A
February 1 - February 28
Share repurchase program (1)	845,300	$44.73	845,300	9,577,700
Employee transactions (2)	13,904	$45.04		N/A
March 1 - March 31
Share repurchase program (1)	1,854,700	$45.37	1,854,700	7,723,000
Employee transactions (2)				N/A

Total
Share repurchase program (1)	2,700,000	$45.17	2,700,000	7,723,000
Employee transactions (2)	13,904	$45.04		N/A

(1)	All shares were purchased through the Company’s 20.0 million share repurchase program publicly announced on October 24, 2003. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company’s 2005 Annual Meeting of Shareholders was held on April 20, 2005.

(b)	The number of directors of the Company was fixed at eleven and the following persons were nominated to serve, and were elected, as directors of the Company to serve until the next annual meeting of shareholders and until their successors are elected: J.C. Boland, D.E. Collins, C.M. Connor, D.E. Evans, S.J. Kropf, R.W. Mahoney, G.E. McCullough, A.M. Mixon, III, C.E. Moll, J.M. Scaminace and R.K. Smucker. The voting results for each nominee were as follows:

Name	For	Withheld
J.C. Boland	124,757,868	4,006,536
D.E. Collins	127,245,424	1,518,980
C.M. Connor	124,568,515	4,195,889
D.E. Evans	124,464,502	4,299,902
S.J. Kropf	127,249,517	1,514,887
R.W. Mahoney	127,018,299	1,746,105
G.E. McCullough	127,111,296	1,653,108
A.M. Mixon, III	124,528,359	4,236,045
C.E. Moll	127,199,960	1,564,444
J.M. Scaminace	124,530,471	4,233,933
R.K. Smucker	124,617,720	4,146,684

(c)	Proposal 2 to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted with 123,198,906 shares voting for, 4,043,916 shares voting against and 1,521,582 shares abstaining.

Item 5. Other Information

     During the fiscal quarter ended March 31, 2005, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to foreign tax consulting and compliance and other foreign accounting and advisory services.

Item 6. Exhibits.

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

THE SHERWIN-WILLIAMS COMPANY
May 6, 2005	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

May 6, 2005	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith