Form 10-Q
period 2005-06-30
SHERWIN WILLIAMS CO
filed 2005-08-08
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2005
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
Common Stock, $1.00 Par Value — 138,827,667 shares as of June 30, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10(A) Schedule of Certain Executive Officers - Severence Pay Agreements
EX-10(B) Schedule of Certain Executive Officers - Individual Grantor Trust Agreements
EX-31(A) 302 Certification - CEO
EX-31(B) 302 Certification - CFO
EX-32(A) 906 Certification CEO
EX-32(B) 906 Certification - CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$1,965,358	$1,617,955	$3,503,903	$2,937,476
Cost of goods sold	1,127,192	896,538	2,004,963	1,644,433
Gross profit	838,166	721,417	1,498,940	1,293,043
Percent to net sales	42.6%	44.6%	42.8%	44.0%
Selling, general and administrative expenses	593,063	514,403	1,134,660	998,949
Percent to net sales	30.2%	31.8%	32.4%	34.0%
Interest expense	13,556	9,365	25,520	18,752
Interest and net investment income	(662)	(1,231)	(1,761)	(2,541)
Other expense — net	12,641	3,706	13,310	3,527

Income before income taxes and minority interest	219,568	195,174	327,211	274,356
Income taxes	65,647	68,311	89,756	96,025
Minority interest	700	425	940	425

Net income	$153,221	$126,438	$236,515	$177,906

Net income per share:
Basic	$1.12	$0.89	$1.71	$1.26

Diluted	$1.08	$0.87	$1.66	$1.22
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2005	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,520	$45,932	$233,549
Accounts receivable, less allowance	982,968	724,385	775,292
Inventories:
Finished goods	747,361	651,095	588,135
Work in process and raw materials	116,883	121,757	96,685

	864,244	772,852	684,820
Deferred income taxes	89,409	88,985	86,641
Other current assets	141,119	149,774	148,036

Total current assets	2,090,260	1,781,928	1,928,338

Goodwill	913,064	900,444	570,755
Intangible assets	299,820	307,900	179,687
Deferred pension assets	431,363	430,238	423,778
Other assets	146,030	133,281	152,865

Property, plant and equipment	1,817,838	1,751,628	1,639,323
Less allowances for depreciation	1,084,147	1,031,268	984,011

	733,691	720,360	655,312

Total assets	$4,614,228	$4,274,151	$3,910,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$403,212	$238,815
Accounts payable	739,028	650,977	$705,638
Compensation and taxes withheld	167,193	195,739	148,533
Accrued taxes	122,467	95,558	167,853
Current portion of long-term debt	10,493	11,214	11,288
Other accruals	332,839	327,834	313,161

Total current liabilities	1,775,232	1,520,137	1,346,473

Long-term debt	487,598	488,239	501,190
Postretirement benefits other than pensions	224,746	221,975	218,891
Other long-term liabilities	411,650	392,849	337,990
Minority interest	4,645	3,705	2,851

Shareholders’ equity:
Common stock — $1.00 par value:
138,827,667, 140,777,115 and 142,362,519 shares outstanding at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	218,236	216,396	214,729
Preferred stock — convertible, participating, no par value:
97,356, 171,819 and 235,985 shares outstanding at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	97,356	171,819	235,985
Unearned ESOP compensation	(97,356)	(171,819)	(235,985)
Other capital	517,158	474,594	392,698
Retained earnings	2,874,496	2,695,193	2,527,876
Treasury stock, at cost	(1,698,376)	(1,529,355)	(1,394,206)
Cumulative other comprehensive loss	(201,157)	(209,582)	(237,757)

Total shareholders’ equity	1,710,357	1,647,246	1,503,340

Total liabilities and shareholders’ equity	$4,614,228	$4,274,151	$3,910,735

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$236,515	$177,906
Adjustments to reconcile net income to net operating cash:
Depreciation	58,934	50,874
Amortization of intangibles and other assets	12,126	6,531
Provisions for qualified exit costs		2,700
Provisions for environmental - related matters	12,279	2,000
Defined benefit pension plans net credit	(2,403)	(1,848)
Net increase in postretirement liability	2,771	2,038
Other	3,920	6,395
Change in working capital accounts — net	(235,015)	(92,918)
Costs incurred for environmental - related matters	(2,355)	(4,251)
Costs incurred for qualified exit costs	(149)	(455)
Other	12,225	(4,844)

Net operating cash	98,848	144,128

INVESTING ACTIVITIES
Capital expenditures	(69,493)	(52,982)
Acquisitions of businesses	(26,455)	(6,799)
Increase in other investments	(15,877)	(16,622)
Other	2,372	(7,967)

Net investing cash	(109,453)	(84,370)

FINANCING ACTIVITIES
Net increase in short-term borrowings	164,396
Payments of long-term debt	(1,217)	(375)
Payments of cash dividends	(57,212)	(48,884)
Proceeds from stock options exercised	40,711	48,286
Treasury stock purchased	(165,253)	(122,778)
Other	(3,918)	(7,301)

Net financing cash	(22,493)	(131,052)

Effect of exchange rate changes on cash	(314)	2,030

Net decrease in cash and cash equivalents	(33,412)	(69,264)
Cash and cash equivalents at beginning of year	45,932	302,813

Cash and cash equivalents at end of period	$12,520	$233,549

Income taxes paid	$57,287	$28,931
Interest paid	25,394	18,570
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2005 and 2004
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the second quarter and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.
Minority interest reflects the minority shareholder’s interest in the net income and equity of Sherwin-Williams Kinlita Co., Ltd (Kinlita).
Note B—STOCK BASED COMPENSATION
At June 30, 2005, the Company had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as more fully described in Note 1 and Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Pro-forma information regarding the impact of stock-based compensation on net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that Statement, is illustrated in the following table:

	Three months ended		Six months ended
(Thousands of dollars except per share data)	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$153,221	$126,438	$236,515	$177,906
Add: Total stock - based compensation expense included in the determination of net income as reported, net of related tax effects	990	1,416	2,589	3,932
Less: Total stock - based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,115)	(3,832)	(5,415)	(7,068)

Pro forma net income	$152,096	$124,022	$233,689	$174,770

Net income per share:
Basic — as reported	$1.12	$.89	$1.71	$1.26
Basic — pro-forma	$1.11	$.88	$1.69	$1.23
Diluted — as reported	$1.08	$.87	$1.66	$1.22
Diluted — pro-forma	$1.07	$.85	$1.64	$1.20

Note C—ACQUISITIONS
During the first quarter of 2005, the Company acquired substantially all of the assets and business of KST Coatings Manufacturing, Inc., KST Coatings LLC and Uniflex LLC (collectively, “KST”) for $23.1 million paid in cash. KST, included in the Consumer Segment, provides roof coatings and roof, deck and wall sealants to professional paint contractors and do-it-yourself users in the United States under the Kool Seal® and the Snow Roof Systems® brands. The acquisition was accounted for as a purchase, with results of operations included in the consolidated financial statements beginning with the month of January 2005. The KST acquisition resulted in the recognition of goodwill of $13.5 million and identifiable intangible assets of $2.8 million and was completed primarily to assist with the implementation of the Company’s growth strategy of supplying high quality products and services to professional paint contractors and do-it-yourself users through various channels of distribution.
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
During the third quarter of 2004, the Company completed its acquisitions of 100% of the stock of Duron, Inc. (Duron) and Paint Sundry Brands Corporation (PSB) for an aggregate consideration of $640.0 million, and the assumption of certain financial obligations. Both acquisitions were financed through the use of cash, liquidated short-term investments and $350.0 million in proceeds from the sale of commercial paper under the Company’s existing commercial paper program. Both acquisitions were accounted for as purchases, with results of operations included in the consolidated financial statements beginning with the month of September 2004.
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

	Three months ended		Six months ended
(Thousands of dollars except per share data)	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$1,965,358	$1,757,258	$3,503,903	$3,199,990
Net income	153,221	139,616	236,515	193,278

Net income per common share:
Basic	$1.12	$0.99	$1.71	$1.36
Diluted	$1.08	$0.96	$1.66	$1.33
For further details on the Company’s 2004 acquisitions, see Note 2 and Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note D—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2005 and 2004 were $.205 per common share and $.17 per common share, respectively.

Note E—OTHER EXPENSE — NET
Items included in Other expense — net are as follows:

	Three months ended		Six months ended
(Thousands of dollars)	June 30,		June 30,
	2005	2004	2005	2004
Dividend and royalty income	$(780)	$(616)	$(1,542)	$(1,210)
Net expense from financing and investing activities	327	477	1,847	1,602
Foreign currency related losses	621	1,942	871	1,483
Provisions for environmental matters	12,279	2,000	12,279	2,000
Other income	(1,062)	(1,125)	(2,126)	(1,713)
Other expense	1,256	1,028	1,981	1,365
The net expense from financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
The provisions for environmental matters recorded during the three months ended June 30, 2005 were for clean-up plans at several of the Company’s sites. See Note L for further details on the Company’s environmental-related activities.
Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.
Note F—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with SFAS No. 146, “Accounting for Costs Asssociated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first two quarters of 2005.
The following table summarizes the remaining liabilities associated with qualified exit costs at June 30, 2005 and the activity for the six month period then ended:

(Thousands of dollars)			Actual
	Balance at	Provisions	expenditures	Balance at
	December 31,	in Cost of	charged to	June 30,
Exit Plan	2004	goods sold	accrual	2005
Automotive Finishes distribution facility:
Other qualified exit costs	$316		$(265)	$51
Qualified exit costs initiated prior to 2003	13,819		116	13,935

Totals	$14,135	$	$(149)	$13,986

For further details on the Company’s exit or disposal activities, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note G—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2005 and 2004, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)	2005	2004

Balance at January 1	$18,098	$16,555
Charges to expense	11,032	16,190
Settlements	(9,833)	(13,151)

Balance at June 30	$19,297	$19,594

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note H—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended		Six months ended
(Thousands of dollars)	June 30,		June 30,
	2005	2004	2005	2004
Net income	$153,221	$126,438	$236,515	$177,906
Foreign currency translation adjustments	13,745	(7,659)	8,434	(8,489)
Marketable equity securities adjustments	94		(9)

Comprehensive income	$167,060	$118,779	$244,940	$169,417

Note I—INCOME PER COMMON SHARE

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars except per share data)	2005	2004	2005	2004

Basic
Average common shares outstanding	137,263,048	141,540,368	137,972,218	141,669,734

Net income	$153,221	$126,438	$236,515	$177,906

Net income per common share	$1.12	$0.89	$1.71	$1.26

Diluted
Average common shares outstanding	137,263,048	141,540,368	137,972,218	141,669,734
Non-vested restricted stock grants	926,342	897,000	1,014,438	848,000
Stock options and other contingently issuable shares	3,300,846	3,467,524	3,461,177	3,032,905

Average common shares assuming dilution	141,490,236	145,904,892	142,447,833	145,550,639

Net income	$153,221	$126,438	$236,515	$177,906

Net income per common share	$1.08	$0.87	$1.66	$1.22

Note J—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Net External Sales/Operating Profit

	2005		2004
(Thousands of dollars)	Net	Segment	Net	Segment
	External	Operating	External	Operating
	Sales	Profit	Sales	Profit
Three months ended June 30:
Paint Stores	$1,310,771	$187,383	$1,036,708	$143,814
Consumer	415,884	65,025	371,747	69,956
Automotive Finishes	143,576	17,496	131,468	16,256
International Coatings	93,257	3,319	76,122	1,271
Administrative	1,870	(53,655)	1,910	(36,123)

Consolidated totals	$1,965,358	$219,568	$1,617,955	$195,174

Six months ended June 30:
Paint Stores	$2,298,358	$265,627	$1,840,423	$196,335
Consumer	743,661	116,028	688,949	119,139
Automotive Finishes	273,490	32,479	251,812	28,220
International Coatings	184,672	7,286	152,483	6,004
Administrative	3,722	(94,209)	3,809	(75,342)

Consolidated totals	$3,503,903	$327,211	$2,937,476	$274,356

Intersegment Transfers

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2005	2004	2005	2004
Paint Stores	$218	$169	$392	$333
Consumer	433,747	314,012	706,674	546,284
Automotive Finishes	16,556	13,406	31,866	26,597
International Coatings	143	104	277	788
Administrative	1,445	1,187	2,646	2,321

Segment totals	$452,109	$328,878	$741,855	$576,323

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
Net external sales and operating profits of all consolidated foreign subsidiaries were $184.0 million and $8.0 million, respectively, for the second quarter of 2005, and $155.2 million and $5.6 million, respectively, for the second quarter of 2004. Net external sales and operating profits of these subsidiaries were $352.0 million and $17.0 million, respectively, for the first six months of 2005, and $303.3 million and $13.2 million, respectively, for the first six months of 2004. Long-lived assets of these subsidiaries totaled $130.3 million and $120.3 million at June 30, 2005 and 2004, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment’s expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.

Note K — HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(thousands of dollars)	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
	2005	2004	2005	2004	2005	2004

Three months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$4,315	$3,049	$521	$497	$1,111	$1,092
Interest cost	3,407	3,178	597	677	4,345	4,344
Expected return on assets	(11,003)	(9,726)	(441)	(530)
Recognition of:
Unrecognized prior service cost	155	197	15	34	(1,112)	(1,112)
Unrecognized actuarial loss	782	1,631	265	267	1,265	1,112

Net periodic benefit (credit) cost	$(2,344)	$(1,671)	$957	$945	$5,609	$5,436

Six months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$8,630	$5,872	$1,249	$880	$2,222	$2,184
Interest cost	6,814	6,355	1,424	1,263	8,690	8,688
Expected return on assets	(22,006)	(19,451)	(1,051)	(1,011)
Recognition of:
Unrecognized prior service cost	310	394	38	50	(2,224)	(2,224)
Unrecognized actuarial loss	1,564	3,263	625	537	2,530	2,224

Net periodic benefit (credit) cost	$(4,688)	$(3,567)	$2,285	$1,719	$11,218	$10,872

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE L—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $132.1 million higher than the accrued amount at June 30, 2005. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.
Included in Other long-term liabilities at June 30, 2005 and 2004 were accruals for extended environmental-related activities of $126.5 million and $107.6 million, respectively. Estimated costs of current investigation and remediation activities of $24.9 million and $25.7 million are included in Other accruals at June 30, 2005 and 2004, respectively.
Four of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2005. Included in the accruals of $151.4 million at June 30, 2005 is $97.5 million related directly to these four sites. Of the aggregate unaccrued exposure of $132.1 million at June 30, 2005, $74.0 million relates to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Note M — IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The Company will adopt this statement as required, and management is currently assessing the effect FIN 47 will have on the Company’s results of operations, financial condition or liquidity.
Note N — INCOME TAXES
The effective tax rates were 29.9 percent and 27.4 percent for the second quarter and first six months of 2005, respectively, and 35.0 percent for both the second quarter and first six months of 2004. The reduction in the tax rate in 2005 was due to various favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Note O — RECLASSIFICATION
Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.
Note P — SUBSEQUENT EVENT
Effective July 20, 2005, the Company’s five-year senior unsecured revolving credit agreement was amended to increase the aggregate maximum borrowing capacity to $910.0 million. There were no borrowings outstanding under the revolving credit agreement at June 30, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased 21.5 percent to $1.97 billion in the second quarter of 2005 and 19.3 percent to $3.50 billion in the first six months of 2005 versus 2004. Diluted net income per common share increased 24.1 percent in the second quarter to $1.08 per share from $.87 per share in 2004 and 36.1 percent in the first six months of 2005 to $1.66 per share from $1.22 per share a year ago.
Consolidated net sales increased in both the quarter and first six months of 2005 due primarily to strong sales performances by stores open for more than twelve calendar months, acquisitions in the Paint Stores and Consumer Segments and improvement in the Automotive Finishes and International Coatings Segments. Acquisitions completed since the comparable periods of 2004, including Duron, Inc. and Paint Sundry Brands Corporation acquired in September 2004 added $144.1 million, or 8.9 percent, to net sales in the second quarter and $265.0 million, or 9.0 percent, to net sales in the first six months of 2005.
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
FINANCIAL CONDITION
Cash and cash equivalents decreased $33.4 million during the first six months of 2005 related primarily to treasury stock purchases of $165.3 million, cash dividends of $57.2 million and capital expenditures of $69.5 million, which were offset by net cash from operations and an increase in short-term borrowings of $164.4 million. Net cash from operations included cash proceeds of $13.0 million relating to the liquidation of umbrella insurance coverage with a group of insurance carriers for certain past product liability claims. A gain resulting from the receipt of such proceeds was primarily offset by an accrual for the minimum estimated loss contingency related to future settlement of such past claims. Short-term borrowings related to the Company’s commercial paper program outstanding at June 30, 2005 were $385.5 million. The Company had unused maximum borrowing availability of $264.5 million at June 30, 2005 under the commercial paper program that is backed by the Company’s revolving credit agreement. At June 30, 2005, the Company’s current ratio was 1.18, a slight increase from 1.17 at December 31, 2004.
Since June 30, 2004, a cash balance of $233.5 million, cash generated by operations of $499.4 million and the net increase in short-term borrowings of $403.2 million were used primarily for acquisitions of businesses of $574.1 million, treasury stock purchases of $309.8 million and ongoing financing and investing activities.
Capital expenditures during the first six months of 2005 primarily represented expenditures associated with 28 new store openings and normal equipment replacement in the Paint Stores Segment and capacity and service improvements in the Consumer Segment.
During the second quarter of 2005, the Company purchased 1,000,100 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased in 2005 to 3,700,100. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at June 30, 2005 to purchase 6,722,900 shares of its common stock.
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
During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constituted a public nuisance under Rhode Island law. This first phase did not consider the issues of liability or damages, if any, related to the public nuisance claim. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. This was the first legal proceeding against the Company to go to trial relating to the Company’s lead pigment and lead-based paint litigation. The State of Rhode Island has decided to retry the case and the new trial will decide all issues, including liability and damages. The trial is scheduled for September 2005. The Company believes it is possible that additional legal proceedings could be scheduled for trial in subsequent years in other jurisdictions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2005. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2005.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2005 and 2004, the Company had accruals for environmental-related activities of $151.4 million and $133.3 million, respectively.
Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $132.1 million higher than the accruals at June 30, 2005.
Four of the Company’s current and former manufacturing sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2005. Included in the accruals of $151.4 million at June 30, 2005 was $97.5 million related directly to these four sites. Of the aggregate unaccrued exposure of $132.1 million at June 30, 2005, $74.0 million related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2005 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Changes to the Company’s accrual for product warranty claims in the first six months of 2005 are disclosed in Note G.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the second quarter and first six months by reportable segment for 2005 and 2004:

(thousands of dollars)	2005	Change	2004
Three months ended June 30:
Paint Stores	$1,310,771	26.4%	$1,036,708
Consumer	415,884	11.9%	371,747
Automotive Finishes	143,576	9.2%	131,468
International Coatings	93,257	22.5%	76,122
Administrative	1,870	-2.1%	1,910

	$1,965,358	21.5%	$1,617,955

Six months ended June 30:
Paint Stores	$2,298,358	24.9%	$1,840,423
Consumer	743,661	7.9%	688,949
Automotive Finishes	273,490	8.6%	251,812
International Coatings	184,672	21.1%	152,483
Administrative	3,722	-2.3%	3,809

	$3,503,903	19.3%	$2,937,476

Consolidated net sales increased in both the quarter and first six months of 2005 due primarily to strong sales performances by stores open for more than twelve calendar months, acquisitions in the Paint Stores and Consumer Segments and improvement in the Automotive Finishes and International Coatings Segments. Acquisitions completed since the comparable periods of 2004, including Duron, Inc. and Paint Sundry Brands Corporation acquired in September 2004 added $144.1 million, or 8.9 percent, to net sales in the second quarter and $265.0 million, or 9.0 percent, to net sales in the first six months of 2005. In the Paint Stores Segment, the acquisition of Duron, Inc. added approximately 10.2% to this Segment’s net sales in the quarter and 10.5% in the first half. Net sales from stores open for more than twelve calendar months increased 14.5% in the quarter and 12.7% in the first six months over last year. Net sales of the Consumer Segment increased in the quarter and the first six months compared to last year were due primarily to acquisitions completed since the comparable periods of 2004 that added approximately 9.7 percent to net sales in the quarter and approximately 9.6 percent to net sales in the first six months. In addition, sales increases associated with new product introductions, increased paint sales volume and selling price increases were more than offset by the elimination of a paint program with a customer and sluggish sales at some of the Segment’s large retail customers.
The Automotive Finishes Segment’s net sales in the second quarter and first six months increased due primarily to the impact of favorable currency exchange rates and selling price increases. The impact of favorable currency exchange rates increased net sales of this Segment by 3.1 percent in the quarter and 2.2 percent in the first half. The April 2004 acquisition of a majority interest in an automotive coatings company in China added 2.4 percent to net sales in the first half. In the International Coatings Segment, net sales increases in local currencies of 9.7 percent in the quarter and 11.7 percent in the first six months were enhanced by the impact of favorable currency exchange rates that further increased sales in U.S. dollars. The sales increases in local currencies were due primarily to volume gains in South America and selling price increases.
Shown below are operating profit and the percent change for the second quarter and first six months by reportable segment for 2005 and 2004:

(thousands of dollars)	2005	Change	2004
Three months ended June 30:
Paint Stores	$187,383	30.3%	$143,814
Consumer	65,025	-7.0%	69,956
Automotive Finishes	17,496	7.6%	16,256
International Coatings	3,319	161.1%	1,271
Administrative	(53,655)	-48.5%	(36,123)

	$219,568	12.5%	$195,174

Six months ended June 30:
Paint Stores	$265,627	35.3%	$196,335
Consumer	116,028	-2.6%	119,139
Automotive Finishes	32,479	15.1%	28,220
International Coatings	7,286	21.4%	6,004
Administrative	(94,209)	-25.0%	(75,342)

	$327,211	19.3%	$274,356

Consolidated operating profit increased due to the change in gross profit, which increased $116.7 million and $205.9 million in the second quarter and first six months of 2005, respectively. Consolidated gross profit as a percent to net sales declined to 42.6 percent in the quarter from 44.6 percent in the second quarter of 2004 and to 42.8 percent from 44.0 percent in the first half of 2004 due primarily to raw material cost increases partially offset by price increases and better factory utilization resulting from higher volume.

The Paint Stores Segment’s gross profit for the second quarter and first six months of 2005 increased $113.9 million and $198.7 million, respectively, due primarily to increased sales volume from strong domestic architectural paint sales and improved industrial maintenance and product finishes sales that partially offset increased raw material costs. The Consumer Segment’s gross profit for the second quarter and six months of 2005 decreased due to significant raw material cost increases that were only partially offset by selling price increases and better factory utilization resulting from higher volume through the Paint Stores Segment. The Automotive Finishes Segment’s gross profit percentage decreased slightly during the quarter and first six months of 2005 due to significant increases in raw material costs that could not be entirely offset by the favorable net sales gains. The International Coatings Segment’s gross profit for the second quarter and first six months of 2005 increased by $4.9 million and $5.9 million, respectively, as a result of increased sales, favorable currency exchange rates and improved operating efficiencies related to additional manufacturing volume which were partially offset by significant cost increases of many raw materials.
Consolidated operating profit was also influenced by selling, general and administrative expenses, which as a percent of sales decreased to 30.2 percent in the second quarter of 2005 from 31.8 percent in the second quarter of 2004 and decreased to 32.4 percent in the first six months of 2005 from 34.0 percent in the six months of 2004. In the Paint Stores Segment, the SG&A ratio decreased in both the second quarter and first six months of 2005 due to increased sales volume and effective SG&A expense control. The Consumer Segment’s SG&A ratio was favorable to last year in the second quarter and first six months of 2005 due primarily to continued tight expense control. The Automotive Finishes and International Coatings Segment’s SG&A expense as a percent of sales decreased for both the second quarter and first six months of 2005 due to increased sales volumes and effective expense control.
The effective tax rates were 29.9 percent and 27.4 percent for the second quarter and first six months of 2005, respectively, and 35.0 percent for both the second quarter and first six months of 2004. The reduction in the tax rate in 2005 was due to various favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Net income increased $26.8 million, or 21.2 percent, in the second quarter of 2005 and increased $58.6 million, or 32.9 percent, for the first six months of 2005. The increase in diluted net income per common share of $.21 in the quarter resulted from approximately $.10 per share due to improved operating performance, $.06 per share due to acquisitions, $.08 per share due to a lower effective tax rate resulting primarily from favorable tax rulings and $.03 per share due to a reduction in the number of average diluted common shares outstanding partially offset by a reduction of $.06 per share due to provisions for environmental remediation-related activities. The increase in diluted net income per common share of $.44 in the first six months resulted from approximately $.19 per share due to improved operating performance, $.10 per share due to acquisitions, $.17 per share due to a lower effective tax rate resulting primarily from favorable tax rulings and $.04 per share due to a reduction in the number of average diluted common shares outstanding partially offset by the second quarter environmental charges of $.06 per share.
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
(thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$153,221	$126,438	$236,515	$177,906
Interest expense	13,556	9,365	25,520	18,752
Income taxes	65,647	68,311	89,756	96,025
Depreciation	29,367	25,547	58,934	50,874
Amortization	6,063	3,326	12,126	6,531

EBITDA	$267,854	$232,987	$422,851	$350,088

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by us in our periodic SEC reports. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Securities and Use of Proceeds
A summary of the repurchase activity for the Company’s second quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
April 1 — April 30
Share repurchase program (1)	327,200	$43.56	327,200	7,395,800
Employee transactions (2)	72,662	$44.73		N/A
May 1 — May 31
Share repurchase program (1)	672,900	$43.14	672,900	6,722,900
Employee transactions (2)	2,312	$43.99		N/A
June 1 — June 30
Share repurchase program (1)				6,722,900
Employee transactions (2)				N/A

Total
Share repurchase program (1)	1,000,100	$43.28	1,000,100	6,722,900
Employee transactions (2)	74,974	$44.71		N/A

(1)	All shares were purchased through the Company’s 20.0 million share repurchase program publicly announced on October 24, 2003. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.
Item 6. Exhibits.
(a)	Exhibits.

(10	)(a)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms attached as Exhibit 10(b) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended June 30, 1997 (filed herewith).

(10	)(b)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form attached as Exhibit 10(a) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended September 30, 2003 (filed herewith).

(31	)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31	)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32	)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32	)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

August 8, 2005	By:	/s/ J. L. Ault

J. L. Ault
Vice President — Corporate Controller

August 8, 2005	By:	/s/ L. E. Stellato

L. E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
(10)(a)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms attached as Exhibit 10(b) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended June 30, 1997 (filed herewith).

(10)(b)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form attached as Exhibit 10(a) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended September 30, 2003 (filed herewith).

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).