Form 10-Q
period 2005-09-30
SHERWIN WILLIAMS CO
filed 2005-11-09
CIK 89800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value – 136,906,023 shares as of September 30, 2005.

PART I. FINANCIAL INFORMATION
Item. 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10(A) Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements
EX-10(B) Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements
EX-31(A) Certification
EX-31(B) Certification
EX-32(A) Section 1350 Certification
EX-32(B) Section 1350 Certification

PART I. FINANCIAL INFORMATION
Item. 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$1,976,728	$1,677,130	$5,480,631	$4,614,606
Cost of goods sold	1,136,983	933,585	3,141,946	2,578,017
Gross profit	839,745	743,545	2,338,685	2,036,589
Percent to net sales	42.5%	44.3%	42.7%	44.1%
Selling, general and administrative expenses	602,517	527,124	1,737,177	1,526,073
Percent to net sales	30.5%	31.4%	31.7%	33.1%
Interest expense	12,092	10,235	37,612	28,987
Interest and net investment income	(1,329)	(1,734)	(3,090)	(4,274)
Other expense — net	7,471	3,116	20,781	6,643

Income before income taxes and minority interest	218,994	204,804	546,205	479,160
Income taxes	66,970	71,681	156,726	167,706
Minority interest	416	260	1,356	685

Net income	$151,608	$132,863	$388,123	$310,769

Net income per share:
Basic	$1.11	$0.95	$2.82	$2.20

Diluted	$1.07	$0.92	$2.73	$2.14
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2005	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,836	$45,932	$97,222
Accounts receivable, less allowance	956,109	724,385	839,657
Inventories:
Finished goods	711,330	651,095	646,908
Work in process and raw materials	110,307	121,757	90,525

	821,637	772,852	737,433
Deferred income taxes	90,269	88,985	86,732
Other current assets	150,564	149,774	168,151

Total current assets	2,048,415	1,781,928	1,929,195

Goodwill	908,411	900,444	897,547
Intangible assets	295,539	307,900	324,118
Deferred pension assets	434,745	430,238	430,011
Other assets	150,561	133,281	157,596

Property, plant and equipment	1,849,384	1,751,628	1,728,466
Less allowances for depreciation	1,111,613	1,031,268	1,009,824

	737,771	720,360	718,642

Total assets	$4,575,442	$4,274,151	$4,457,109

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$282,629	$238,815	$367,953
Accounts payable	722,251	650,977	711,794
Compensation and taxes withheld	178,376	195,739	179,566
Accrued taxes	138,909	95,558	193,670
Current portion of long-term debt	10,493	11,214	11,178
Other accruals	374,662	327,834	337,601

Total current liabilities	1,707,320	1,520,137	1,801,762

Long-term debt	487,313	488,239	498,423
Postretirement benefits other than pensions	226,163	221,975	218,748
Other long-term liabilities	401,577	392,849	364,530
Minority interest		3,705	3,112

Shareholders’ equity:
Common stock — $1.00 par value:
136,906,023, 140,777,115 and 141,346,784 shares outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	218,647	216,396	215,513
Preferred stock — convertible, participating, no par value:
64,394, 171,819 and 201,714 shares outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	64,394	171,819	201,714
Unearned ESOP compensation	(64,394)	(171,819)	(201,714)
Other capital	528,388	474,594	410,485
Retained earnings	2,997,602	2,695,193	2,636,752
Treasury stock, at cost	(1,801,517)	(1,529,355)	(1,465,218)
Cumulative other comprehensive loss	(190,051)	(209,582)	(226,998)

Total shareholders’ equity	1,753,069	1,647,246	1,570,534

Total liabilities and shareholders’ equity	$4,575,442	$4,274,151	$4,457,109

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$388,123	$310,769
Adjustments to reconcile net income to net operating cash:
Depreciation	89,531	78,765
Amortization of intangibles and other assets	17,422	10,447
Provisions for qualified exit costs	671	2,700
Provisions for environmental-related matters	12,279	4,150
Defined benefit pension plans net credit	(3,674)	(4,822)
Net increase in postretirement liability	4,188	1,895
(Gain) loss on disposition of assets	(2,146)	41
Loss on disposition of investment	7,858
Other	6,344	10,345
Change in working capital accounts — net	(150,430)	(43,960)
Costs incurred for environmental - related matters	(4,635)	(6,593)
Costs incurred for qualified exit costs	(582)	(828)
Other	(1,579)	(5,130)

Net operating cash	363,370	357,779

INVESTING ACTIVITIES
Capital expenditures	(103,023)	(76,401)
Acquisitions of businesses	(23,267)	(552,065)
Increase in other investments	(19,787)	(17,281)
Proceeds from disposition of assets and investment	10,876	1,896
Other	(1,701)	(6,392)

Net investing cash	(136,902)	(650,243)

FINANCING ACTIVITIES
Net increase in short-term borrowings	46,527	367,953
Payments of long-term debt	(1,505)	(71,081)
Payments of cash dividends	(85,714)	(72,871)
Proceeds from stock options exercised	50,748	66,614
Treasury stock purchased	(268,051)	(203,372)
Other	15,254	(1,732)

Net financing cash	(242,741)	85,511

Effect of exchange rate changes on cash	177	1,362

Net decrease in cash and cash equivalents	(16,096)	(205,591)
Cash and cash equivalents at beginning of year	45,932	302,813

Cash and cash equivalents at end of period	$29,836	$97,222

Income taxes paid	$112,956	$52,878
Interest paid	$46,012	$37,376
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2005 and 2004
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the third quarter and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.
Minority interest reflects the minority shareholder’s interest in the net income and equity of Sherwin-Williams Kinlita Co., Ltd (Kinlita). On September 30, 2005 the Company sold its majority interest in Kinlita (see Note C).
Note B—STOCK BASED COMPENSATION
At September 30, 2005, the Company had two stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as more fully described in Note 1 and Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Pro-forma information regarding the impact of stock-based compensation on net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method of that Statement, is illustrated in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2005	2004	2005	2004
Net income, as reported	$151,608	$132,863	$388,123	$310,769
Add: Total stock-based compensation expense included in the determination of net income as reported, net of related tax effects	1,042	1,773	3,631	5,705
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,246)	(3,738)	(8,661)	(10,805)

Pro forma net income	$149,404	$130,898	$383,093	$305,669

Net income per share:
Basic — as reported	$1.11	$.95	$2.82	$2.20
Basic — pro-forma	$1.09	$.93	$2.78	$2.17
Diluted — as reported	$1.07	$.92	$2.73	$2.14
Diluted — pro-forma	$1.06	$.90	$2.71	$2.10

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
During the second quarter of 2004, the Company acquired a majority interest in Kinlita for $7.0 million paid in cash. Kinlita, included in the Automotive Finishes Segment, supplies coatings to original equipment truck and bus manufacturers in the Peoples Republic of China. The acquisition was accounted for as a purchase, with results of operations included in the consolidated financial statements beginning with the month of April 2004. On September 30, 2005, the Company realized a loss of $7.9 million on the disposition of its majority interest in Kinlita.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2005	2004	2005	2004
Net sales	$1,976,728	$1,779,822	$5,480,631	$4,979,812
Net income (1)	151,608	106,939	388,123	300,217

Net income per common share:
Basic (1)	$1.11	$0.76	2.82	$2.13
Diluted (1)	$1.07	$0.74	2.73	$2.07

(1)	Included in the 2004 reported pro-forma net income are material charges of $30.5 million paid by Duron for settlement of certain compensation arrangements incurred prior to closing and $4.8 million paid by PSB for loan origination fees written off prior to closing.
For further details on the Company’s 2004 acquisitions, see Note 2 and Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note D—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2005 and 2004 were $.205 per common share and $.17 per common share, respectively.

Note E—OTHER EXPENSE — NET
Items included in Other expense — net are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2005	2004	2005	2004
Dividend and royalty income	$(860)	$(680)	$(2,402)	$(1,890)
Net expense from financing and investing activities	1,510	945	4,310	2,737
(Gain) loss on disposition of assets	(1,193)	231	(2,146)	41
Loss on disposition of investment	7,858		7,858
Foreign currency related losses	492	618	1,363	2,101
Provisions for environmental matters		2,150	12,279	4,150
Other income	(875)	(1,052)	(3,001)	(2,765)
Other expense	539	904	2,520	2,269

	$7,471	$3,116	$20,781	$6,643

The net expense from financing and investing activities represents the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
The (gain) loss on disposition of assets represents the realized gains or losses associated with the disposal of fixed assets.
The loss on disposition of investment is the Company’s majority ownership in Kinlita.
The provisions for environmental matters recorded during the nine months of both years were for clean-up plans at several of the Company’s sites. See Note L for further details on the Company’s environmental-related activities.
Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.
Note F—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with SFAS No. 146, “Accounting for Costs Asssociated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first three quarters of 2005.

The following table summarizes the remaining liabilities associated with qualified exit costs at September 30, 2005 and the activity for the nine month period then ended:
(Thousands of dollars)

		Provisions for	Actual
	Balance at	Closure of	expenditures	Balance at
	December 31,	Acquired	charged to	September 30,
Exit Plan	2004	Facilities	accrual	2005
Consumer Group manufacturing facility:
Severence and related costs		$671	$(222)	$449
Automotive Finishes distribution facility:
Other qualified exit costs	$316		(265)	51
Qualified exit costs initiated prior to 2004	13,819		(95)	13,724

Totals	$14,135	$671	$(582)	$14,224

For further details on the Company’s exit or disposal activities, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note G—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2005 and 2004, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)	2005	2004
Balance at January 1	$18,098	$16,555
Charges to expense	22,654	25,282
Settlements	(20,408)	(21,362)

Balance at September 30	$20,344	$20,475

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note H—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2005	2004	2005	2004
Net income	$151,608	$132,863	$388,123	$310,769
Foreign currency translation adjustments	10,941	10,759	19,375	2,270
Marketable equity securities adjustments	165		156

Comprehensive income	$162,714	$143,622	$407,654	$313,039

Note I—INCOME PER COMMON SHARE

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars except per share data)	2005	2004	2005	2004
Basic
Average common shares outstanding	136,911,347	140,197,680	137,618,594	141,179,049

Net income	$151,608	$132,863	$388,123	$310,769

Net income per common share	$1.11	$0.95	$2.82	$2.20

Diluted
Average common shares outstanding	136,911,347	140,197,680	137,618,594	141,179,049
Non-vested restricted stock grants	886,225	897,000	971,700	864,333
Stock options and other contingently issuable shares	3,429,896	3,570,333	3,382,033	3,059,831

Average common shares assuming dilution	141,227,468	144,665,013	141,972,327	145,103,213

Net income	$151,608	$132,863	$388,123	$310,769

Net income per common share	$1.07	$0.92	$2.73	$2.14

Note J—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Net External Sales/ Operating Profit

	2005		2004
	Net	Segment	Net	Segment
	External	Operating	External	Operating
(Thousands of dollars)	Sales	Profit	Sales	Profit
Three months ended September 30:
Paint Stores	$1,366,601	$185,113	$1,118,001	$168,536
Consumer	361,176	52,951	345,762	54,344
Automotive Finishes	145,520	9,593	130,785	14,835
International Coatings	101,542	8,428	80,681	4,471
Administrative	1,889	(37,091)	1,901	(37,382)

Consolidated totals	$1,976,728	$218,994	$1,677,130	$204,804

Nine months ended September 30:
Paint Stores	$3,664,959	$450,740	$2,958,424	$364,871
Consumer	1,104,837	168,979	1,034,711	173,483
Automotive Finishes	419,010	42,072	382,597	43,055
International Coatings	286,214	15,714	233,164	10,475
Administrative	5,611	(131,300)	5,710	(112,724)

Consolidated totals	$5,480,631	$546,205	$4,614,606	$479,160

Intersegment Transfers

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars)	2005	2004	2005	2004
Paint Stores	$251	$177	$643	$510
Consumer	442,923	320,215	1,149,597	866,499
Automotive Finishes	19,263	17,541	51,129	44,138
International Coatings	323	343	600	1,131
Administrative	1,264	1,172	3,910	3,493

Segment totals	$464,024	$339,448	$1,205,879	$915,771

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
Net external sales and operating profits of all consolidated foreign subsidiaries were $203.8 million and $11.1 million, respectively, for the third quarter of 2005, and $160.4 million and $9.3 million, respectively, for the third quarter of 2004. Net external sales and operating profits of these subsidiaries were $555.8 million and $27.9 million, respectively, for the first nine months of 2005, and $463.7 million and $22.5 million, respectively, for the first nine months of 2004. Long-lived assets of these subsidiaries totaled $123.2 million and $121.7 million at September 30, 2005 and 2004, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment’s expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.
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

Note K — HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(thousands of dollars)	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
	2005	2004	2005	2004	2005	2004
Three months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$4,316	$1,924	$587	$388	$1,111	$1,071
Interest cost	3,406	2,920	673	586	4,345	3,860
Expected return on assets	(11,003)	(10,066)	(503)	(477)
Recognition of:
Unrecognized prior service cost	154	197	15	17	(1,112)	(1,114)
Unrecognized actuarial loss	781	1,272	303	265	1,265	454

Net periodic benefit (credit) cost	$(2,346)	$(3,753)	$1,075	$779	$5,609	$4,271

Nine months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$12,946	$7,796	$1,836	$1,268	$3,333	$3,255
Interest cost	10,220	9,275	2,097	1,849	13,035	12,548
Expected return on assets	(33,009)	(29,517)	(1,554)	(1,488)
Recognition of:
Unrecognized prior service cost	464	591	53	67	(3,336)	(3,338)
Unrecognized actuarial loss	2,345	4,535	928	802	3,795	2,678

Net periodic benefit (credit) cost	$(7,034)	$(7,320)	$3,360	$2,498	$16,827	$15,143

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE L—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $134.4 million higher than the accrued amount at September 30, 2005. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.
Included in Other long-term liabilities at September 30, 2005 and 2004 were accruals for extended environmental-related activities of $124.2 million and $107.8 million, respectively. Estimated costs of current investigation and remediation activities of $24.9 million and $25.7 million are included in Other accruals at September 30, 2005 and 2004, respectively.
Four of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2005. Included in the accruals of $149.1 million at September 30, 2005 is $96.1 million related directly to these four sites. Of the aggregate unaccrued exposure of $134.4 million at September 30, 2005, $75.4 million relates to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Note M — IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires the tax benefit associated with these share based payments to be classified as financing activities in the statement of cash flows. In April 2005, the Securities and Exchange Commission adopted a rule that amends the compliance date of SFAS No. 123R to fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management is currently assessing the effect SFAS No. 123R will have on the Company’s results of operations, financial condition or liquidity.
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
Note N — INCOME TAXES
The effective tax rates were 30.6 percent and 28.7 percent for the third quarter and first nine months of 2005, respectively, and 35.0 percent for both the third quarter and first nine months of 2004. The reduction in the tax rate in 2005 was due to various favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Note O — RECLASSIFICATION
Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased 17.9 percent to $2.0 billion in the third quarter of 2005 and 18.8 percent to $5.50 billion in the first nine months of 2005 versus 2004. Diluted net income per common share increased 16.3 percent in the third quarter to $1.07 per share from $.92 per share in 2004 and 27.6 percent in the first nine months of 2005 to $2.73 per share from $2.14 per share a year ago.
Consolidated net sales increased in both the quarter and first nine months of 2005 due primarily to strong sales performances by stores open for more than twelve calendar months, acquisitions in the Paint Stores and Consumer Segments and improvement in the Automotive Finishes and International Coatings Segments. Acquisitions, including Duron, Inc. and Paint Sundry Brands Corporation acquired in September 2004, added $102.1 million, or 6.1 percent, to net sales in the third quarter and $367.1 million, or 8.0 percent, to net sales in the first nine months of 2005.
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
There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2004. The Company’s accruals for environmental remediation-related activities as of September 30, 2005 are disclosed in Note L. Changes in the Company’s accruals for qualified exit or disposal costs since the year ended December 31, 2004 are disclosed in Note F. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
FINANCIAL CONDITION
Cash and cash equivalents decreased $16.1 million during the first nine months of 2005 related primarily to treasury stock purchases of $268.1 million, cash dividends of $85.7 million and capital expenditures of $103.0 million, which were offset by net cash from operations and an increase in short-term borrowings of $46.5 million. Short-term borrowings related to the

Company’s commercial paper program outstanding at September 30, 2005 were $267.1 million. The Company had unused maximum borrowing availability of $642.9 million at September 30, 2005 under the commercial paper program that is backed by the Company’s revolving credit agreement. At September 30, 2005, the Company’s current ratio was 1.20, a slight increase from 1.17 at December 31, 2004.
Since September 30, 2004, a cash balance of $97.2 million and cash generated by operations of $550.3 million were used primarily to purchase treasury stock of $332.0 million, for capital expenditures of $133.4 million, for dividends paid of $109.7 million and to reduce short-term borrowings by $82.7 million.
Capital expenditures during the first nine months of 2005 primarily represented expenditures associated with 57 net new store openings and normal equipment replacement in the Paint Stores Segment and capacity and service improvements in the Consumer Segment.
During the third quarter of 2005, the Company purchased 2,325,629 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased in 2005 to 6,025,729. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at September 30, 2005 to purchase 4,397,271 shares of its common stock.
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
During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constituted a public nuisance under Rhode Island law. This first phase did not consider the issues of liability or damages, if any, related to the public nuisance claim. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. This was the first legal proceeding against the Company to go to trial relating to the Company’s lead pigment and lead-based paint litigation. The State of Rhode Island decided to retry the case and the new trial will decide all issues, including liability and damages. The trial commenced on November 1, 2005. The Company believes it is possible that additional legal proceedings could be scheduled for trial in subsequent years in other jurisdictions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2005. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2005.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2005 and 2004, the Company had accruals for environmental-related activities of $149.1 million and $133.5 million, respectively.
Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $134.4 million higher than the accruals at September 30, 2005.
Four of the Company’s current and former manufacturing sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2005. Included in the accruals of $149.1 million at September 30, 2005 was $96.1 million related directly to these four sites. Of the aggregate unaccrued exposure of $134.4 million at September 30, 2005, $75.4 million related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the potential loss contingencies that may exceed the amounts accrued related to these four sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
On October 26, 2005, a wholly-owned subsidiary of the Company acquired a 25% interest in Life Shield Engineered Systems, LLC (Life Shield) and became obligated to acquire an additional 24% interest in Life Shield on October 26, 2007. Life Shield is a start-up company that develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for the Company (as an owner of and raw material supplier to Life Shield and as the exclusive distributor of Life Shield’s systems) than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
Certain of Life Shield’s technology has been designated as Qualified Anti-Terrorism Technology and has been granted a Designation under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (SAFETY Act) and the regulations adopted pursuant to the SAFETY Act. Under the SAFETY Act, the potentially higher level of possible product liability for Life Shield relating to the technology granted the Designation is limited to $6.0 million per occurrence in the event any such liability arises from an Act of Terrorism (as defined in the SAFETY Act). The limitation of liability provided for under the SAFETY Act does not apply to any technology not granted a designation or certification as a Qualified Anti-Terrorism Technology, nor in the event that any such liability arises from an act or event other than an Act of Terrorism. Life Shield is expected to obtain commercially available insurance for liabilities up to the $6.0 million per occurrence limitation caused by failure of its products in the event of an Act of Terrorism. This commercial insurance is also expected to cover product liability claims asserted against the Company as the distributor of Life Shield’s systems. The Company expects to seek Designation and Certification under the SAFETY Act for certain products supplied by the Company to Life Shield.
Management of the Company has reviewed the potential increased liabilities associated with Life Shield’s systems and determined that potential liabilities arising from an Act of Terrorism that could ultimately affect the Company will be appropriately insured or limited by current regulations. However, due to the uncertainties involved in the future development, usage and application of Life Shield’s systems, the number or nature of possible future claims and legal proceedings, or the affect that any change in legislation and/or administrative regulations may have on the limitations of potential liabilities, management cannot reasonably determine the scope or amount of any potential costs and liabilities for the Company related to Life Shield or to Life Shield’s systems. Any potential liability for the Company that may result from Life Shield or Life Shield’s systems cannot reasonably be estimated. However, based upon, among other things, the limitation of liability under the SAFETY Act in the event of an Act of Terrorism, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company through its ownership of Life Shield, as a supplier to Life Shield or as a distributor of Life Shield’s systems arising from the use of Life Shield’s systems will have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first nine months of 2005 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2005 are disclosed in Note G.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the third quarter and first nine months by reportable segment for 2005 and 2004:

(thousands of dollars)	2005	Change	2004
Three months ended September 30:
Paint Stores	$1,366,601	22.2%	$1,118,001
Consumer	361,176	4.5%	345,762
Automotive Finishes	145,520	11.3%	130,785
International Coatings	101,542	25.9%	80,681
Administrative	1,889	-0.6%	1,901

	$1,976,728	17.9%	$1,677,130

Nine months ended September 30:
Paint Stores	$3,664,959	23.9%	$2,958,424
Consumer	1,104,837	6.8%	1,034,711
Automotive Finishes	419,010	9.5%	382,597
International Coatings	286,214	22.8%	233,164
Administrative	5,611	-1.7%	5,710

	$5,480,631	18.8%	$4,614,606

Consolidated net sales increased in both the quarter and first nine months of 2005 due primarily to strong sales performances by stores open for more than twelve calendar months, acquisitions in the Paint Stores and Consumer Segments and improvement in the Automotive Finishes and International Coatings Segments. Acquisitions, including Duron, Inc. and Paint Sundry Brands Corporation acquired in September 2004, added $102.1 million, or 6.1 percent, to net sales in the third quarter and $367.1 million, or 8.0 percent, to net sales in the first nine months of 2005. In the Paint Stores Segment, the acquisition of Duron, Inc. added approximately 6.6% to this Segment’s net sales in the quarter and 9.0% in the first nine months. Net sales from stores open for more than twelve calendar months increased 14.0% in the quarter and 13.2% in the first nine months over last year. Net sales of the Consumer Segment increased in the quarter and the first nine months compared to last year due primarily to acquisitions that added approximately 8.0 percent to net sales in the quarter and approximately 9.1 percent to net sales in the first nine months. In addition, sales increases associated with new product introductions, increased paint sales volume and selling price increases were more than offset by the elimination of a paint program with a customer, lower sales to certain major retail customers of this Segment as they continue to drive up inventory turns and sluggish retail sales at some of the Segment’s other customers.
The Automotive Finishes Segment’s net sales in the third quarter and first nine months increased due primarily to the impact of favorable currency exchange rates and selling price increases. The impact of favorable currency exchange rates increased net sales of this Segment by 3.8 percent in the quarter and 2.8 percent in the first nine months. The April 2004 acquisition of a majority interest in an automotive coatings company in China added 1.5 percent to net sales in the first nine months. On September 30, 2005, the Company disposed of its majority interest in this joint venture and realized a loss of $7.9 million. In the International Coatings Segment, net sales increases in local currencies of 9.9 percent in the quarter and 11.1 percent in the first nine months were enhanced by the impact of favorable currency exchange rates that further increased sales in U.S. dollars. The sales increases in local currencies were due primarily to volume gains and selling price increases in South America.
Shown below are operating profit and the percent change for the third quarter and first nine months by reportable segment for 2005 and 2004:

(thousands of dollars)	2005	Change	2004
Three months ended September 30:
Paint Stores	$185,113	9.8%	$168,536
Consumer	52,951	-2.6%	54,344
Automotive Finishes	9,593	-35.3%	14,835
International Coatings	8,428	88.5%	4,471
Administrative	(37,091)	0.8%	(37,382)

	$218,994	6.9%	$204,804

Nine months ended September 30:
Paint Stores	$450,740	23.5%	$364,871
Consumer	168,979	-2.6%	173,483
Automotive Finishes	42,072	-2.3%	43,055
International Coatings	15,714	50.0%	10,475
Administrative	(131,300)	-16.5%	(112,724)

	$546,205	14.0%	$479,160

Consolidated operating profit increased due to the change in gross profit, which increased $96.2 million and $302.1 million in the third quarter and first nine months of 2005, respectively. Consolidated gross profit as a percent to net sales declined to 42.5 percent in the quarter from 44.3 percent in the third quarter of 2004 and to 42.7 percent from 44.1 percent in the first nine months of 2004 due primarily to raw material cost increases partially offset by selling price increases and better factory utilization resulting from higher volume.

The Paint Stores Segment’s gross profit for the third quarter and first nine months of 2005 increased $85.8 million and $284.5 million, respectively, due primarily to increased sales volume from strong domestic architectural paint sales, increased sales to do-it-yourself customers and improved industrial maintenance and product finishes sales that partially offset increased raw material costs. The Consumer Segment’s gross profit for the third quarter and nine months of 2005 was essentially flat with last year due to selling price increases, better factory utilization resulting from higher volume through the Paint Stores Segment and the acquisition of Paint Sundry Brands offsetting continued significant raw material cost increases. The Automotive Finishes Segment’s gross profit percentage decreased during the quarter and first nine months of 2005 due to significant increases in raw material costs that could not be entirely offset by the favorable net sales gains. The International Coatings Segment’s gross profit for the third quarter and first nine months of 2005 increased by $5.6 million and $11.6 million, respectively, as a result of increased sales, favorable currency exchange rates and improved operating efficiencies related to additional manufacturing volume which were partially offset by continued significant cost increases of many raw materials.
Selling, general and administrative expenses decreased as a percent of sales to 30.5 percent in the third quarter of 2005 from 31.4 percent in the third quarter of 2004 and decreased to 31.7 percent in the first nine months of 2005 from 33.1 percent in the nine months of 2004. In the Paint Stores Segment, the SG&A ratio decreased in both the third quarter and first nine months of 2005 due to increased sales volume and effective SG&A expense control. The Consumer Segment’s SG&A ratio was favorable as a percent of sales and spending was only slightly over last year in the third quarter and first nine months of 2005 due primarily to ongoing tight expense control. The Automotive Finishes and International Coatings Segment’s SG&A expense as a percent of sales decreased for both the third quarter and first nine months of 2005 due to increased sales volumes and effective expense control.
The effective tax rates were 30.6 percent and 28.7 percent for the third quarter and first nine months of 2005, respectively, and 35.0 percent for both the third quarter and first nine months of 2004. The reduction in the tax rate in 2005 was due to various favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Net income increased $18.7 million, or 14.1 percent, in the third quarter of 2005 and increased $77.4 million, or 24.9 percent, for the first nine months of 2005. The increase in diluted net income per common share of $.15 per share in the quarter and $.59 per share in nine months resulted primarily from improved operating performance and profit contributions of acquisitions of $.12 per share and $.41 per share respectively and from lower effective tax rates of approximately $.06 per share in the third quarter and $.23 per share year-to-date.
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

	Three months ended September 30,		Nine months ended September 30,
(thousands of dollars)	2005	2004	2005	2004
Net income	$151,608	$132,863	$388,123	$310,769
Interest expense	12,092	10,235	37,612	28,987
Income taxes	66,970	71,681	156,726	167,706
Depreciation	30,597	27,891	89,531	78,765
Amortization	5,296	3,916	17,422	10,447

EBITDA	$266,563	$246,586	$689,414	$596,674

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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Securities and Use of Proceeds
A summary of the repurchase activity for the Company’s third quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
July 1 - July 31
Share repurchase program (1)				6,722,900
Employee transactions (2)	3,648	$47.61		N/A
August 1 - August 31
Share repurchase program (1)	299,900	$46.46	299,900	6,423,000
Employee transactions (2)				N/A
September 1 - September 30
Share repurchase program (1)	2,025,729	$43.87	2,025,729	4,397,271
Employee transactions (2)	3,861	$43.76		N/A

Total
Share repurchase program (1)	2,325,629	$44.20	2,325,629	4,397,271
Employee transactions (2)	7,509	$45.63		N/A

(1)	All shares were purchased through the Company’s 20.0 million share repurchase program publicly announced on October 24, 2003. On October 21, 2005, the Company rescinded the October 24, 2003 share repurchase program and announced a new 20.0 million share repurchase program. There is no expiration date specified for the new program. The Company intends to repurchase stock under the new program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.
Item 6. Exhibits.
(a)	Exhibits.

(4	)(a)	Amendment and Restatement Agreement, dated as of July 20, 2005, in respect of the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated July 19, 2004, among The Sherwin-Williams Company; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and Wachovia Bank, National Association, as Syndication Agent, filed as Exhibit 4(a) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10	)(a)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms attached as Exhibit 10(b) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended June 30, 1997 (filed herewith).

(10	)(b)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form attached as Exhibit 10(a) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended September 30, 2003 (filed herewith).

(10	)(c)	2004-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(b) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10	)(d)	2004-1 Amendment to The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan filed as Exhibit 10(c) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10	)(e)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10	)(f)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(e) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10	)(g)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan filed as Exhibit 10(f) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10	)(h)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan filed as Exhibit 10(g) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(31	)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31	)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32	)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32	)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
November 9, 2005	By:	/s/ J. L. Ault
J. L. Ault
Vice President-Corporate Controller

November 9, 2005	By:	/s/ L. E. Stellato
L. E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
(4)(a)	Amendment and Restatement Agreement, dated as of July 20, 2005, in respect of the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated July 19, 2004, among The Sherwin-Williams Company; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and Wachovia Bank, National Association, as Syndication Agent, filed as Exhibit 4(a) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10)(a)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms attached as Exhibit 10(b) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended June 30, 1997 (filed herewith).

(10)(b)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form attached as Exhibit 10(a) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended September 30, 2003 (filed herewith).

(10)(c)	2004-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(b) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10)(d)	2004-1 Amendment to The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan filed as Exhibit 10(c) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10)(e)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10)(f)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(e) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10)(g)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan filed as Exhibit 10(f) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(10)(h)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan filed as Exhibit 10(g) to Sherwin-Williams’ Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

(32)(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

(32)(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).