Form 10-K
period 2005-12-31
SHERWIN WILLIAMS CO
filed 2006-03-07
CIK 89800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

     At January 31, 2006, 135,249,393 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2005 was $6,513,856,714 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2005 (“2005 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

     Portions of our Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2005 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

PART I

ITEM 1.  BUSINESS

Introduction

      The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America. Our principal executive offices are located at 101 Prospect Avenue, N.W., Cleveland, Ohio 44115-1075, telephone (216) 566-2000. As used in this report, the terms “Sherwin-Williams,” “Company,” “we” and “our” mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

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

Basis of Reportable Segments

      We report our segment information in five reportable segments — Paint Stores, Consumer, Automotive Finishes, International Coatings (collectively, the “Operating Segments”) and Administrative — in accordance with Statement of Financial Accounting Standards (FAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” FAS No. 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. Factors considered in determining the five reportable segments of the Company include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to the Board of Directors.

      The Company’s chief operating decision maker (CODM) has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the global, diverse operations of the Company, the CODM regularly receives discrete financial information about each reportable segment as well as a significant amount of additional financial information about certain aggregated divisions, business units and subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of the Operating Segments and allocates resources based on profit or loss and cash generated from operations before income taxes, excluding corporate expenses and financing gains and losses. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 46 through 51 of our 2005 Annual Report, which is incorporated herein by reference.

Paint Stores Segment

      The Paint Stores Segment consisted of 3,081 company-operated specialty paint stores in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2005. Each division of the Segment is engaged in the related business activity of selling the Company’s own manufactured paint, coatings and related products to end-use customers. During 2005, this Segment opened 98 net new stores, consisting of 91 stores in the United

States, 5 in Canada and 2 in Puerto Rico. In 2004, there were 296 net new stores opened or acquired (294 in the United States). In 2003, there were 45 net new stores opened or acquired (41 in the United States). This Segment also manufactures OEM product finishes that are sold through the Segment’s network of paint stores and certain shared or dedicated paint stores (73, 71 and 72 at December 31, 2005, 2004 and 2003, respectively, included above) and sold by direct outside sales representatives.

      The Paint Stores Segment markets and sells Sherwin-Williams® branded architectural paint and coatings, industrial and marine products, OEM product finishes and related items throughout North America and the Caribbean. These products are produced by this Segment’s manufacturing facilities and those in the Consumer Segment. The loss of any single customer would not have a material adverse effect on the business of this Segment.

Consumer Segment

      The Consumer Segment develops, manufactures and distributes a variety of paint, coatings and related products to third party customers and the Paint Stores Segment. The acquisition of KST Coatings Manufacturing, Inc., KST Coatings LLC and Uniflex LLC (“KST”) in 2005 was included in this Segment. Approximately 52 percent of the total sales of the Consumer Segment in 2005, including inter-segment transfers, represented products sold through the Paint Stores Segment. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Segment had sales to certain customers that, individually, may be a significant portion of the sales of the Segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the Segment. This Segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures.

Automotive Finishes Segment

      The Automotive Finishes Segment develops, manufactures and distributes a variety of motor vehicle finish, refinish and touch-up products primarily throughout North and South America, the Caribbean Islands, and Europe. This Segment also licenses certain technology and trade names worldwide. Sherwin-Williams® branded automotive finish and refinish products are distributed throughout North America solely through this Segment’s network of 153 company-operated automotive branches in the United States and 19 in Canada. Additional automotive branches in Jamaica (15), Chile (14) and Peru (2) complete this Segment’s worldwide network. At December 31, 2005, this Segment included consolidated operations in 10 foreign countries and realized income from licensing agreements in 9 foreign countries.

International Coatings Segment

      The International Coatings Segment develops, licenses, manufactures and distributes a variety of paint, coatings and related products worldwide. The majority of the sales from licensees and subsidiaries occurred in South America, the Segment’s most important international market. This Segment sold its products through 30 company-operated specialty paint stores in Chile, 36 in Brazil, 6 in Uruguay and 1 in Argentina and by outside selling functions to dealers and other distributors. At December 31, 2005, this Segment included consolidated operations in 7 foreign countries, 4 foreign joint ventures and income from licensing agreements in 12 foreign countries.

Administrative Segment

      The Administrative Segment included the administrative expenses of the Company’s corporate headquarters site. This Segment also included interest expense which was unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other expenses which were not directly associated with any Operating Segment. Administrative expenses did not include any significant foreign operations. Also included in the Administrative Segment was a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of the Administrative Segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of this Segment.

Segment Financial Information

      For financial information regarding our reportable segments, including net external sales, operating profit, identifiable assets and other information by segment, see Note 17 of the Notes to Consolidated Financial Statements on pages 69 through 71 of our 2005 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

      Financial and other information regarding domestic and foreign operations is set forth in Note 17 of the Notes to Consolidated Financial Statements on page 70 of our 2005 Annual Report, which is incorporated herein by reference.

      Additional information regarding risks attendant to foreign operations is set forth on page 32 of our 2005 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

      For additional information regarding our business and business developments, see pages 6 through 15 of our 2005 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2005 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

      Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Operating Segments anticipate any significant sourcing problems during 2006. There are sufficient suppliers of each product purchased for resale that none of the Operating Segments anticipate any significant sourcing problems during 2006.

Seasonality

      The majority of the sales for the Paint Stores, Consumer and Automotive Finishes Segments traditionally occur during the second and third quarters. The International Coatings Segment’s fourth quarter sales have traditionally been greater than the sales for any of the first three quarters. There is no significant seasonality in sales for the Administrative Segment.

Working Capital

      In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventory and receivables) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 24 through 32 of our 2005 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

      Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each Operating Segment are set forth below.

•	Paint Stores Segment: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, Duration®, Master Hide®, Sher-Wood®, Powdura®, Polane®, ExpressTech® and Duron®.

•	Consumer Segment: Thompson’s® WaterSeal®, Dutch Boy®, Martin Senour®, Cuprinol®, Pratt & Lambert®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate DispersionsTM, Kool Seal® and Snow Roof®.

•	Automotive Finishes Segment: Sherwin-Williams®, Martin Senour®, Western™, Lazzuril™, Excelo™, Baco™ and Planet Color™.

•	International Coatings Segment: Sherwin-Williams®, Dutch Boy®, Krylon®, Kem-Tone®, Pratt & Lambert®, Minwax®, Ronseal™, Colorgin™, Pulverlack™, Sumare™, Andina™, Marson™, Tri-Flow®, Thompson’s® WaterSeal®, Martin Senour®, Metalatex®, Novacor® and Loxon®.

Patents

      Although patents and licenses are not of material importance to our business as a whole or any segment, the International Coatings Segment and the international operations of the Automotive Finishes Segment derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

      Backlog orders are not significant in the business of any Operating Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2006.

Research and Development

      For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 48 of our 2005 Annual Report, which is incorporated herein by reference.

Competition

      We experience competition from many local, regional, national and international competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. We are a leading manufacturer and retailer of paint, coatings and related products to professional, industrial, commercial and retail customers, however, our competitive position varies for our different products and markets.

      In the Paint Stores Segment, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, service and price determine the competitive advantage for this Segment.

      In the Consumer and International Coatings Segments, domestic and foreign competitors include manufacturers and distributors of branded and private labeled paint and coatings products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for these Segments.

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

Employees

      We employed 29,434 persons at December 31, 2005.

Environmental Compliance

      For additional information regarding environmental-related matters, see pages 26 through 28 of our 2005 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 12 of the Notes to Consolidated Financial Statements on pages 48, 61 and 62, and 66, respectively, of our 2005 Annual Report, which is incorporated herein by reference.

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

      Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

•	our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired, including the acquisitions of KST, Duron, Inc. and Paint Sundry Brands Corporation;

•	changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•	risks and uncertainties associated with our expansion into and our operations in China, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors;

•	the achievement of growth in developing markets, such as China, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations including those affecting the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental-related activities;

•	other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

•	the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and

•	unusual weather conditions.

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

ITEM 1A.  RISK FACTORS

      Described below and elsewhere in this report and other documents that we file from time to time with the Securities and Exchange Commission are risks, uncertainties and other factors that can adversely affect our business, results of operation and financial condition. The following are some of the more important of these risks, uncertainties and other factors. Additional risks, uncertainties and other factors that are currently not known to us or we believe are not currently material may also adversely affect our business, results of operation and financial condition.

Adverse changes in general business conditions in the United States and worldwide may adversely affect our results of operations and financial condition.

      Adverse changes in general business conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations and financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors that adversely affect the demand for our paint, coatings and related products could adversely affect our results of operations and financial condition.

Economic downturns in cyclical segments of the economy may reduce the demand for some of our products and adversely affect our sales and earnings.

      Portions of our business involve the sale of paint, coatings and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing and manufacturing. Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and adversely affect our sales and earnings.

Increases in the cost of raw materials and energy may adversely affect our earnings.

      We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. Although raw materials and energy supplies are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy may have an adverse effect on our earnings in the event we are unable to offset these costs by sufficiently decreasing our operating costs or raising the prices of our products. Many of our paint and coatings products utilize titanium dioxide, which is widely used as a white pigment for paint. During 2005, we experienced significant cost increases in energy and raw materials, particularly titanium dioxide and petroleum-based materials, which adversely impacted our earnings.

Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales and earnings.

      We have a large and varied customer base due to our extensive distribution network. During 2005, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels would help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales and earnings.

Adverse weather conditions may reduce the demand for some of our products and could have a negative effect on our sales.

      From time to time, adverse weather conditions in certain parts of the United States have had an adverse effect on our sales of paint, coatings and related products. For example, unusually cold and rainy weather, especially during the exterior painting season, could have an adverse effect on sales of our exterior paint products.

Increased competition may reduce our sales and earnings performance.

      We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. Some of our competitors are larger than us and have greater financial resources to compete. Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for our business. Competition in any of these areas may reduce our sales and adversely affect our earnings by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.

Our operating results and financial condition may be negatively impacted if we do not successfully integrate past and future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.

      We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long term growth strategy. These acquisitions involve significant challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our operating results and financial condition could be adversely affected.

Risks and uncertainties associated with our expansion into and our operations in China, South America and other foreign markets could adversely affect our sales and earnings.

      Net external sales of our consolidated foreign subsidiaries totaled approximately $747 million in 2005, or 10.4% of our total consolidated net sales. Sales outside of the United States make up an important part of our current business and future strategic plans. Our sales and earnings could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our sales and earnings.

      In many foreign countries, it is acceptable to engage in certain business practices that we are prohibited from engaging in because of regulations that are applicable to us, such as the Foreign Corrupt Practices Act. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance that our policies and procedures will prevent a violation of these regulations. Any violation could cause an adverse effect on our results of operations.

Fluctuations in foreign currency exchange rates could adversely affect our sales and earnings.

      Because of our international operations, we are exposed to market risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales and net earnings have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the British pound, the Argentine peso, the Brazilian real, the Chilean peso, the Canadian dollar and the Mexican peso against the U.S. dollar. While we actively manage the exposure of our foreign currency market risk as part of our overall financial risk management policy, we believe we may experience continuing losses from foreign currency translation, and such losses could adversely affect our sales and earnings.

We are required to comply with increasingly stringent federal, state and local environmental laws and regulations, the cost of which is likely to increase and may adversely affect our earnings.

      Our operations are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. We expect environmental laws and regulations to impose increasingly stringent requirements upon our industry and us in the future. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our earnings.

We are involved with environmental investigation and remediation activities at some of our current and former sites, as well as a number of third-party sites, for which our ultimate liability may exceed the current amount we have accrued.

      We are involved with environmental investigation and remediation activities at some of our current and former sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse affect on our earnings.

The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, liquidity and financial condition.

      In the course of our business, we are subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. We accrue for these contingencies consistent with the policy stated on page 30 of our 2005 Annual Report under the caption entitled “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, our ultimate liability may result in costs that are significantly higher than currently accrued. In the event that our loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, liquidity or financial condition.

      Our past operations included the manufacture and sale of lead pigments and lead-based paints. Along with other companies, we are a defendant in a number of legal proceedings, including purported class actions, separate actions brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. We are also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints, which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. We expect that additional lead pigment and lead-based paint litigation may be filed against us in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

      During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against us and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision.

      The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (1) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) we, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) we and two other defendants should be ordered to abate the public nuisance. The Court will determine the scope of the abatement remedy. Various other matters remain before the Court. We intend to appeal the jury’s verdict.

      This was the first legal proceeding against us to go to trial relating to the lead pigment and lead-based paint litigation. We believe it is possible that additional legal proceedings could be scheduled for trial in 2006 and in subsequent years in other jurisdictions.

      Litigation is inherently subject to many uncertainties. Adverse court rulings, such as the Rhode Island jury verdict and the Wisconsin State Supreme Court’s determination in July 2005 that Wisconsin’s risk contribution theory applies to the lead pigment litigation, or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against us and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which we and other manufacturers have been successful. We cannot reasonably determine the impact that the State of Rhode Island decision and determination of liability will have on the number or nature of present or future claims and proceedings against us.

      Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against us. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. We have not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to us relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, liquidity or financial condition. An estimate of the potential impact on our results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

      We discuss this litigation in more detail on pages 31 and 32 of our 2005 Annual Report under the caption entitled “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 of the Notes to Consolidated Financial Statements on page 72 of our 2005 Annual Report.

The costs or potential liability ultimately determined to be attributable to us through our ownership of Life Shield could have an adverse effect on our results of operations, liquidity or financial condition.

      We own a 25% interest in Life Shield Engineered Systems, LLC and are obligated to acquire an additional 24% interest in Life Shield in October 2007. Life Shield is a start-up company that develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, liquidity and financial condition. We discuss the risks and uncertainties relating to our ownership of Life Shield in more detail on page 30 of our 2005 Annual Report under the caption entitled “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      None.

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

CONSUMER SEGMENT

Manufacturing Facilities

Andover, Kansas
Baltimore, Maryland
Bedford Heights, Ohio
Chicago, Illinois
Cincinnati, Ohio
Coffeyville, Kansas
Crisfield, Maryland
Deshler, Ohio
Emeryville, California
Ennis, Texas
Flora, Illinois
Fort Erie, Ontario, Canada
Fort Myers, Florida
Garland, Texas
Greensboro, North Carolina
Havre de Grace, Maryland
Holland, Michigan	Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned Owned Owned Owned Owned	Largo, Florida
Las Vegas, Nevada
Lawrenceville, Georgia
Memphis, Tennessee
Morrow, Georgia
Norfolk, Virginia
Olive Branch, Mississippi
Orlando, Florida
Philadelphia, Pennsylvania
Portland, Oregon
Reno, Nevada
San Diego, California
South Holland, Illinois
Twinsburg, Ohio
Vallejo, Mexico
Victorville, California	Owned Owned Owned Owned Owned Leased Owned Owned Owned Leased Owned Leased Owned Owned Owned Owned

Distribution Facilities

Atlanta, Georgia Bedford Heights, Ohio Effingham, Illinois Fredericksburg, Pennsylvania Guadalajara, Mexico Hermosillo, Mexico Memphis, Tennessee Mexico City, Mexico	Leased Leased Leased Owned Leased Leased Leased Owned	Monterrey, Mexico Reno, Nevada(2) San Juan, Puerto Rico Swaffham, England Vaughan, Ontario, Canada Waco, Texas Winter Haven, Florida	Leased Leased Leased Leased Leased Leased Owned

AUTOMOTIVE FINISHES SEGMENT

Manufacturing Facilities

Aprilia, Italy Arica, Chile Kingston, Jamaica Richmond, Kentucky	Leased Owned Owned Owned	Santiago, Chile* Sao Paulo, Brazil Texcoco, Mexico	Owned Owned Owned

Distribution Facilities

Aprilia, Italy Hermosilla, Mexico Kingston, Jamaica Mechelen, Belgium Monterrey, Mexico Perpignan, France	Leased Leased Owned Leased Leased Leased	Richmond, Kentucky Santiago, Chile* Sao Paulo, Brazil Texcoco, Mexico Valencia, Venezuela Zaragoza, Mexico	Owned Owned Owned Leased Leased Owned

INTERNATIONAL COATINGS SEGMENT

Manufacturing Facilities

Buenos Aires, Argentina	Owned	Sao Paulo, Brazil(2)	Owned
Rio Grande do Sul, Brazil	Leased	Sheffield, England	Owned
Santiago, Chile*	Owned

Distribution Facilities

Buenos Aires, Argentina	Owned	Santiago, Chile*	Owned
Lima, Peru	Leased	Santiago, Chile	Leased
Rio Grande do Sul, Brazil	Leased	Sao Paulo, Brazil(2)	Owned

* This facility is shared between the Automotive Finishes and International Coatings Segments.

      The operations of the Paint Stores Segment included 3,081 company-operated specialty paint stores, of which 218 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2005. These paint stores are divided into five separate operating divisions. The Chemical Coatings division is responsible for the manufacture of OEM product finishes and the sale of those products mainly through their 73 stores in the United States, Canada and Mexico. The remaining four divisions are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2005:

•	the Mid Western Division operated 748 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 401 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated 1,081 paint stores principally covering the lower east and gulf coast states, Puerto Rico and the Virgin Islands; and

•	the South Western Division operated 778 paint stores in the central plains, the lower west coast states and Mexico.

      In 2005, the Paint Stores Segment opened 98 net new paint stores.

      The Automotive Finishes Segment included 153 company-operated automotive branches, of which one was owned, in the United States and 50 leased company-operated branches in Canada (19), Jamaica (15), Chile (14) and Peru (2) at December 31, 2005.

      The International Coatings Segment included 73 company-operated specialty paint stores, of which 5 were owned, in Brazil (36), Chile (30), Uruguay (6) and Argentina (1) at December 31, 2005.

      Except for two idle warehouse facilities, all real property within the Administrative Segment is owned by us. For additional information regarding real property within the Administrative Segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

      For additional information regarding real property leases, see Note 16 of the Notes to Consolidated Financial Statements on page 68 of our 2005 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

      On January 27, 2006, the Company received correspondence from the United States Attorney’s Office in Los Angeles, California informing the Company that it is a target of a grand jury investigation into potential violations of the Resource Conservation and Recovery Act (“RCRA”). The investigation involves the transportation of hazardous materials and hazardous waste from the Company’s Garland, Texas manufacturing facility. The United States Attorney alleges that the Company shipped drums from its Garland, Texas facility that contained trace amounts of residue without complying with the manifest requirements for hazardous materials and hazardous waste under RCRA. The Company has also received a grand jury subpoena from the United States Attorney seeking documents and information relating to the Company’s use, handling and transportation of hazardous materials or hazardous waste at the Company’s Garland, Texas manufacturing facility. The Company believes the allegations are without merit and cannot predict the outcome of this matter.

      For information regarding environmental-related matters and other legal proceedings, see pages 26 through 28, and 31 and 32, of our 2005 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 12 and 18 of the Notes to Consolidated Financial Statements on pages 48, 61 and 62, 66 and 72, respectively, of our 2005 Annual Report, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is the name, age and present position of each of our executive officers on March 7, 2006, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	49	Chairman, President and Chief Executive Officer, Director	1994
Sean P. Hennessy	48	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	48	Senior Vice President — Human Resources	1997
Conway G. Ivy	64	Senior Vice President — Corporate Planning and Development	1979
John L. Ault	60	Vice President — Corporate Controller	1987
Timothy A. Knight	41	President, Global Group	2005
John G. Morikis	42	President, Paint Stores Group	1999
Thomas W. Seitz	57	President, Consumer Group	1999
Louis E. Stellato	55	Vice President, General Counsel and Secretary	1989
Robert J. Wells	48	Vice President — Corporate Communications & Public Affairs	2006

      Mr. Connor has served as Chairman since April 2000, President since July 2005, and Chief Executive Officer since October 1999. Mr. Connor served as Vice Chairman from October 1999 to April 2000. Mr. Connor has served as a Director since October 1999. Mr. Connor has been employed with the Company since January 1983.

      Mr. Hennessy has served as Senior Vice President — Finance and Chief Financial Officer since August 2001 and also served as Treasurer from August 2001 to August 2002. Mr. Hennessy served as Vice President — Controller, Consumer Group from February 2000 to August 2001. Mr. Hennessy has been employed with the Company since September 1984.

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

      Mr. Ault has served as Vice President — Corporate Controller since January 1987. Mr. Ault has been employed with the Company since June 1976.

      Mr. Knight has served as President, Global Group since August 2005. Mr. Knight served as President & General Manager, Diversified Brands Division from February 2002 to August 2005, Senior Vice President, Diversified Brands Division, Consumer Group from January 2001 to February 2002 and Senior Vice President, Sales and Marketing, Consumer Group from June 1999 to January 2001. Mr. Knight has been employed with the Company since December 1994.

      Mr. Morikis has served as President, Paint Stores Group since October 1999. Mr. Morikis has been employed with the Company since December 1984.

      Mr. Seitz has served as President, Consumer Group since August 2005, Mr. Seitz served as President & General Manager, Consumer Division from January 2001 to August 2005 and President, Consumer Group from October 1999 to January 2001. Mr. Seitz has been employed with the Company since June 1970.

      Mr. Stellato has served as Vice President, General Counsel and Secretary since July 1991. Mr. Stellato has been employed with the Company since July 1981.

      Mr. Wells has served as Vice President — Corporate Communications & Public Affairs since January 2006. Mr. Wells served as Vice President  — Corporate Planning and Communication from July 2002 to January 2006 and Vice President — Marketing Communications, Stores Group from January 1999 to July 2002. Mr. Wells has been employed with the Company since May 1998.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at February 28, 2006 was 10,975.

      Information regarding market prices and dividend information with respect to our common stock is set forth on page 73 of our 2005 Annual Report, which is incorporated herein by reference.

      The following table sets forth a summary of the Company’s repurchase of common stock during the fourth quarter of 2005.

			Total Number
			of Shares	Maximum
	Total		Purchased as	Number of Shares
	Number of	Average	Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Plan	the Plan

October 1 – October 31
Share repurchase program(1)	827,041	$42.47	827,041	19,644,300
Employee transactions(2)				N/A
November 1 – November 30
Share repurchase program(1)	347,230	$42.73	347,230	19,297,070
Employee transactions(2)	937	$44.20		N/A
December 1 – December 31
Share repurchase program(1)	876,000	$43.87	876,000	18,421,070
Employee transactions(2)	2,828	$44.31		N/A

Total
Share repurchase program(1)	2,050,271	$43.11	2,050,271	18,421,070
Employee transactions(2)	3,765	$44.28		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase programs. On October 21, 2005, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 20.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at December 31, 2005 to purchase 18,421,070 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6.  SELECTED FINANCIAL DATA

(millions of dollars, except per common share data)

	2005		2004		2003		2002		2001

Operations
Net sales	$7,191		$6,114		$5,408		$5,185		$5,066
Income before cumulative effect of change in accounting principle	463		393		332		311		263
Cumulative effect of change in accounting principle							(183)
Net income	463		393		332		128		263
Financial Position
Total assets	$4,369		$4,274		$3,683		$3,432		$3,628
Long-term debt	487		488		503		507		504
Ratio of earnings to fixed charges (a)	6.7	x	7.0	x	6.8	x	6.5	x	5.2	x
Per Common Share Data
Income before cumulative effect of change in accounting principle — basic	$3.39		$2.79		$2.29		$2.07		$1.69
Income before cumulative effect of change in accounting principle — diluted	3.28		2.72		2.26		2.04		1.68
Net income — basic	3.39		2.79		2.29		.85		1.69
Net income — diluted	3.28		2.72		2.26		.84		1.68
Cash dividends	.82		.68		.62		.60		.58

(a)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes, minority interest and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth on pages 20 through 36 of our 2005 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk associated with interest rates and foreign currency exposure. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. These interest rate swap contracts are described in detail in Note 7 of the Notes to Consolidated Financial Statements on pages 60 and 61 of our 2005 Annual Report. We do not believe that any potential loss related to interest rate exposure will have a material adverse effect on our financial condition, results of operations or cash flows. We also entered into foreign currency option and forward contracts to hedge against value changes in foreign currency. Foreign currency option and forward contracts are described in detail in Note 12 of the Notes to Consolidated Financial Statements on page 66 of our 2005 Annual Report. We believe we may experience continuing losses from foreign currency translation. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is set forth on page 37 and pages 41 through 72 of our 2005 Annual Report under the captions entitled “Report of Management on the Consolidated Financial Statements,” “Report

of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Consolidated Balance Sheets,” “Statements of Consolidated Income,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 15 of the Notes to Consolidated Financial Statements on page 68 of our 2005 Annual Report, which is incorporated herein by reference.

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

Internal Control Over Financial Reporting

      The Report of Management on Internal Control over Financial Reporting is set forth on page 38 of our 2005 Annual Report, which is incorporated herein by reference.

      The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on pages 39 and 40 of our 2005 Annual Report, which is incorporated herein by reference.

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

      There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2005. Please refer to the information set forth under the caption “Board Meetings and Committee Membership — Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

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

      The information required by this item is set forth on pages 13 through 25 of our Proxy Statement and under the caption entitled “Compensation of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information regarding security ownership of certain beneficial owners and management is set forth under the captions entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, which is incorporated herein by reference.

      The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption entitled “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.

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

      During the quarter ended December 31, 2005, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services related to life insurance policies.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2005 Annual Report are incorporated by reference in Item 8.
		(i)	Report of Management on the Consolidated Financial Statements (page 37 of our 2005 Annual Report);
		(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 41 of our 2005 Annual Report);
		(iii)	Consolidated Balance Sheets at December 31, 2005, 2004 and 2003 (page 42 of our 2005 Annual Report);
		(iv)	Statements of Consolidated Income for the years ended December 31, 2005, 2004 and 2003 (page 43 of our 2005 Annual Report);
		(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2005, 2004 and 2003 (page 44 of our 2005 Annual Report);
		(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003 (page 45 of our 2005 Annual Report); and
		(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 (pages 46 through 72 of our 2005 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Valuation and Qualifying Accounts and Reserves

(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2005	2004	2003

Beginning balance	$30,742	$26,978	$26,405
Amount acquired through acquisitions		4,260
Bad debt expense	27,915	23,169	22,273
Uncollectible accounts written off, net of recoveries	(35,923)	(23,665)	(21,700)

Ending balance	$22,734	$30,742	$26,978

Increased bad debt expense and uncollectible accounts written off in 2005 and 2004 were primarily related to accounts of acquired businesses.

(3)	Exhibits
See the Exhibit Index on pages 22 through 24 of this report.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2006.

THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. STELLATO

L. E. Stellato, Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2006.

* C. M. CONNOR C. M. Connor	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

* S. P. HENNESSY S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* J. L. AULT J. L. Ault	Vice President — Corporate Controller (Principal Accounting Officer)

* J. C. BOLAND J. C. Boland	Director

* D. E. COLLINS D. E. Collins	Director

* D. E. EVANS D. E. Evans	Director

* D. F. HODNIK D. F. Hodnik	Director

* S. J. KROPF S. J. Kropf	Director

* R. W. MAHONEY R. W. Mahoney	Director

* G. E. McCULLOUGH G. E. McCullough	Director

* A. M. MIXON, III A. M. Mixon, III	Director

* C. E. MOLL C. E. Moll	Director

* R. K. SMUCKER R. K. Smucker	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. STELLATO L. E. Stellato, Attorney-in-fact	March 7, 2006

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through May 1, 2001, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
	(b)	Amendment to Amended and Restated Articles of Incorporation of the Company, dated August 26, 2003, filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	(c)	Regulations of the Company, as amended and restated April 28, 2004, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2004, and incorporated herein by reference.
4.	(a)	Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	Second Amendment and Restatement Agreement, dated as of December 8, 2005, in respect of the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, as amended and restated as of July 20, 2005, among the Company, JPMorgan Chase Bank, as Administrative Agent, and the Lenders party thereto, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 8, 2005, and incorporated herein by reference.
	(c)	Purchase and Contribution Agreement, dated as of February 1, 2006, between the Company, as Originator, and SWC Receivables Funding LLC, as Purchaser, filed as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
	(d)	Loan and Servicing Agreement, dated as of February 1, 2006, among SWC Receivables Funding LLC, as Borrower; the Company, as Servicer; Citicorp North America, Inc., as Program Agent; and the Lenders party thereto, filed as Exhibit 4(b) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
	(e)	Indenture between Sherwin-Williams Development Corporation, as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(f)	Rights Agreement between the Company and The Bank of New York, as successor Rights Agent to KeyBank National Association, dated April 23, 1997, filed as Exhibit 1 to Form 8-A, dated April 24, 1997, and incorporated herein by reference.
10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Employment Agreement, dated March 16, 1979, between C.G. Ivy and the Company filed as Exhibit 28(b) to Form S-3 Registration Statement Number 33-22705, dated June 24, 1988, and incorporated herein by reference.
	*(c)	Amendment to Employment Agreement, dated February 22, 1996, between C.G. Ivy and the Company filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
	*(d)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).
	*(e)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).
	*(f)	Forms of Severance Pay Agreements filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(g)	Schedule of Certain Executive Officers who are Parties to the Severance Pay Agreements in the forms referred to in Exhibit 10(f) (filed herewith).

*(h)	The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
*(i)	2004-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(j)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(e) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(k)	The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
*(l)	2004-1 Amendment to The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(m)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan filed as Exhibit 10(f) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(n)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
*(o)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(p)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan filed as Exhibit 10(g) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(q)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(r)	The Sherwin-Williams Company Executive Life Insurance Plan filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(s)	The Sherwin-Williams Company Management Compensation Program filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated October 21, 2005, and incorporated herein by reference.
*(t)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
*(u)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
*(v)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(w)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(x)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.

	*(y)	Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
	*(z)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
	*(aa)	Form of Individual Grantor Trust Participation Agreement filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	*(bb)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form referred to in Exhibit 10(aa) (filed herewith).
	*(cc)	The Sherwin-Williams Company Business Travel Accident Insurance Plan, filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
13.		Our 2005 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2005 Annual Report which are specifically incorporated by reference in this report, our 2005 Annual Report shall not be deemed “filed” as part of this report.
21.		Subsidiaries (filed herewith).
23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24.	(a)	Powers of Attorney (filed herewith).
	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31.	(a)	Rule 13a-14(a)(15d-14(a) Certification of Chief Executive Officer (filed herewith).
	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.