Form 10-Q
period 2006-03-31
SHERWIN WILLIAMS CO
filed 2006-04-25
CIK 89800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value – 135,862,858 shares as of March 31, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended March 31,
	2006	2005
Net sales	$1,768,528	$1,538,545
Cost of goods sold	997,117	877,771
Gross profit	771,411	660,774
Percent to net sales	43.6%	42.9%
Selling, general and administrative expenses	597,585	541,597
Percent to net sales	33.8%	35.2%
Interest expense	17,350	11,964
Interest and net investment income	(5,837)	(1,099)
Other expense — net	402	669

Income before income taxes and minority interest	161,911	107,643
Income taxes	48,240	24,109
Minority interest		240

Net income	$113,671	$83,294

Net income per common share:
Basic	$.84	$.60
Diluted	$.82	$.58

Average shares outstanding — basic	134,531,493	138,681,389

Average shares and equivalents outstanding — diluted	138,397,997	143,364,361

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31,	December 31,	March 31,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$494,252	$36,041	$7,496
Accounts receivable, less allowance	909,155	809,277	838,879
Inventories:
Finished goods	781,715	686,913	752,239
Work in process and raw materials	120,510	121,631	122,911

	902,225	808,544	875,150
Deferred income taxes	107,757	107,739	88,562
Other current assets	142,040	132,784	152,734

Total current assets	2,555,429	1,894,385	1,962,821

Goodwill	887,194	887,374	913,883
Intangible assets	285,583	290,943	305,181
Deferred pension assets	412,518	409,308	432,530
Other assets	146,192	142,037	144,292

Property, plant and equipment	1,913,051	1,880,428	1,780,844
Less allowances for depreciation	1,157,270	1,135,280	1,058,849

	755,781	745,148	721,995

Total assets	$5,042,697	$4,369,195	$4,480,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$700,969	$123,681	$498,127
Accounts payable	795,721	719,977	719,246
Compensation and taxes withheld	137,421	224,760	147,341
Accrued taxes	101,627	80,987	94,465
Current portion of long-term debt	207,693	10,493	10,496
Other accruals	356,059	394,473	308,966

Total current liabilities	2,299,490	1,554,371	1,778,641

Long-term debt	302,575	486,996	487,943
Postretirement benefits other than pensions	228,033	226,526	223,339
Other long-term liabilities	369,311	370,690	393,168
Minority interest			3,945

Shareholders’ equity:
Common stock — $1.00 par value:
135,862,858, 135,139,381 and 139,084,063 shares outstanding at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	220,539	218,935	217,417
Preferred stock — convertible, participating, no par value:
3,109, 34,702 and 131,901 shares outstanding at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	3,109	34,702	131,901
Unearned ESOP compensation	(3,109)	(34,702)	(131,901)
Other capital	618,375	570,394	493,310
Retained earnings	3,124,483	3,044,863	2,749,588
Treasury stock, at cost	(1,911,464)	(1,890,040)	(1,651,653)
Cumulative other comprehensive loss	(208,645)	(213,540)	(214,996)

Total shareholders’ equity	1,843,288	1,730,612	1,593,666

Total liabilities and shareholders’ equity	$5,042,697	$4,369,195	$4,480,702

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$113,671	$83,294
Adjustments to reconcile net income to net operating cash:
Depreciation	29,679	29,567
Amortization of intangibles and other assets	5,637	6,063
Stock-based compensation expense	5,146	2,460
Provisions for environmental-related matters	3,075
Defined benefit pension plans net credit	(418)	(1,016)
Net increase in postretirement liability	1,507	1,364
Other	(4)	465
Change in working capital accounts – net	(229,768)	(221,369)
Costs incurred for environmental – related matters	(2,913)	(1,805)
Costs incurred for qualified exit costs	(564)	(597)
Other	(4,424)	2,816

Net operating cash	(79,376)	(98,758)

INVESTING ACTIVITIES
Capital expenditures	(41,463)	(30,262)
Acquisitions of businesses		(24,630)
Increase in other investments	(11,086)	(6,289)
Proceeds from sale of assets	2,480	222
Other	940	(2,463)

Net investing cash	(49,129)	(63,422)

FINANCING ACTIVITIES
Net increase in short-term borrowings	577,288	259,312
Net increase (decrease) in long-term debt	12,779	(1,014)
Payments of cash dividends	(34,050)	(28,898)
Proceeds from stock options exercised	33,746	17,573
Income tax effect of stock-based compensation	10,693
Treasury stock purchased	(21,175)	(121,968)
Other	(300)	(468)

Net financing cash	578,981	124,537

Effect of exchange rate changes on cash	7,735	(793)

Net increase (decrease) in cash and cash equivalents	458,211	(38,436)
Cash and cash equivalents at beginning of year	36,041	45,932

Cash and cash equivalents at end of period	$494,252	$7,496

Income taxes paid	$16,811	$11,584
Interest paid	25,561	20,552
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2006 and 2005
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, as updated in the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on April 18, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the first quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.
Minority interest reflects the minority shareholder’s interest in the net income and equity of Sherwin-Williams Kinlita Co., Ltd (Kinlita), disposed on September 29, 2005.
Note B—STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123R, “Share-Based Payment,” utilizing the “modified prospective” method as described in FAS No. 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS No. 123R, prior period amounts were not restated. FAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations. At March 31, 2006, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $51.1 million and a total weighted average remaining term of 1.43 years. Total stock-based compensation expense, recognized in Selling, general and administrative expenses, aggregated $5.1 million during the first quarter of 2006 compared to $2.5 million in the first quarter of 2005. The Company recognized a total income tax benefit of $1.7 million related to stock-based compensation expense during the first quarter of 2006 and $.9 million during the first quarter of 2005. The recognition of total stock-based compensation expense impacted Basic Net income per common share and Diluted Net income per common share by $0.03 and $0.02, respectively, during the first quarter of 2006.
Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS No. 123R.

Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the first quarter of 2005, is illustrated in the following table:

Three months ended
March 31,
(Thousands of dollars except per share data)	2005
Net income, as reported	$83,294
Add: Total stock-based compensation expense included in the determination of net income as reported, net of related tax effects	1,599
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,300)

Pro-forma net income	$81,593

Net income per common share:
Basic — as reported	$.60
Basic — pro-forma	$.59
Diluted — as reported	$.58
Diluted — pro-forma	$.57
The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted during the quarter:

	FAS No. 123R	FAS No. 123
	Expense	Pro forma
	2006	2005
Risk-free interest rate	4.54%	3.48%
Expected life of options	4.5 years	3.0 years
Expected dividend yield of stock	2.25%	2.28%
Expected volatility of stock	.243	.219
The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options was calculated using a Monte Carlo simulation model. Historical data was used to develop a post-vest termination rate of 4.77 percent, which was applied to the expected life of option calculation for the first quarter 2006 grants. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. Expected volatility of stock was calculated using historical and implied volatilities. The Company applied an estimated forfeiture rate of 4.22 percent to the first quarter 2006 grants. This rate was calculated based upon historical activity and is an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future periods.
Cash received from option exercises totaled $33.7 million and $17.6 million during the first quarters of 2006 and 2005, respectively. The Company issues new shares upon option exercise or granting of restricted stock.
2003 Stock Plan
For a description of the 2003 Stock Plan’s terms, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At the Annual Meeting of Shareholders held on April 19, 2006, the shareholders approved the 2006 Equity and Performance Incentive Plan that replaced the 2003 Stock Plan and authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to in the aggregate 10,000,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or are cancelled. For more information, see the Company’s Current Report on Form 8-K dated April 19, 2006.
During the first quarter of 2006, 1,500 shares of restricted stock vested and were delivered to certain officers and key employees under the 2003 Stock Plan. At March 31, 2006, there were 1,146,120 shares of restricted stock granted to certain officers and key employees outstanding. There were 4,000 shares forfeited during the first quarter of 2006. During the first quarter of 2005, no shares of restricted stock vested and no shares were forfeited. Unvested compensation expense with respect to restricted stock granted to eligible employees amounted to $26.4 million and $20.0 million at March 31, 2006 and 2005, respectively, and is being amortized on a straight-line basis over the four-year vesting period. The weighted average remaining terms were 1.68 years and 1.71 years at March 31, 2006 and 2005, respectively.
A summary of restricted stock granted to certain officers and key employees under the 2003 Stock Plan during the first quarters of 2006 and 2005 is as follows:

	2006	2005
Shares granted	292,495	311,425
Weighted-average fair value of restricted shares granted during quarter	$47.06	$43.22
Unvested compensation expense with respect to stock options granted to eligible employees amounted to $23.4 million and $20.2 million at March 31, 2006 and 2005, respectively, and is being amortized on a straight-line basis over the three-year vesting period. The weighted average remaining terms were 1.16 years and 1.09 years at March 31, 2006 and 2005, respectively.
The total intrinsic value of options exercised was $28.7 million during the first quarter of 2006.

A summary of the Company’s non-qualified and incentive stock option activity and related information for the quarters ended March 31, 2006 and 2005 is shown in the following table:

	2006			2005
		Weighted-			Weighted-
		Average	Aggregate		Average	Aggregate
	Optioned	Exercise	Intrinsic	Optioned	Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding beginning of quarter	12,608,942	$31.09		13,286,833	$28.14
Granted	89,520	47.06		118,400	43.22
Exercised	(1,300,780)	25.93		(694,427)	25.31
Forfeited	(26,007)	40.60		(56,080)	31.31
Expired	(1,217)	40.24		(1,667)	27.22

Outstanding end of quarter	11,370,458	$31.78	$17.66	12,653,059	$28.42	$15.57

Exercisable at end of quarter	7,376,839		$22.62
Weighted-average fair value of options granted during quarter	$10.46
Reserved for future grants	3,266,597
Exercise prices for optioned shares outstanding as of March 31, 2006 ranged from $17.91 to $48.09. A summary of outstanding and exercisable options is as follows:

Outstanding			Exercisable
Weighted-
	Weighted-	Average		Weighted-
	Average	Remaining		Average
Optioned	Exercise	Contractual	Optioned	Exercise
Shares	Price	Life (years)	Shares	Price
11,370,458	$31.78	6.6	7,376,839	$26.82
1997 Stock Plan
For a description of the 1997 Stock Plan’s terms, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At the Annual Meeting of Shareholders held on April 19, 2006, the shareholders approved the 2006 Stock Plan for Nonemployee Directors that replaced the 1997 Stock Plan and authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to in the aggregate 200,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or are cancelled. For more information, see the Company’s Current Report on Form 8-K dated April 19, 2006.
During the first quarters of 2006 and 2005, 10,500 and 5,000 shares of restricted stock, respectively, vested and were delivered to nonemployee Directors under the 1997 Stock Plan. There were 31,000 shares of restricted stock granted to nonemployee Directors outstanding at March 31, 2006. Unvested compensation expense with respect to stock options granted to nonemployee Directors amounted to $1.3 million and $0.9 million at March 31, 2006 and 2005, respectively, and is being amortized on a straight-line basis over the three-year vesting period. The weighted average remaining terms were 1.28 and 1.38 years at March 31, 2006 and 2005, respectively.

A summary of restricted stock granted to nonemployee Directors during the first quarters of 2006 and 2005 is as follows:

	2006	2005
Shares granted	15,000	15,000
Weighted-average fair value of restricted shares granted during quarter	$47.06	$43.22
Note C—DIVIDENDS
Dividends paid on common stock during the first quarters of 2006 and 2005 were $.25 per common share and $.205 per common share, respectively.
Note D—OTHER EXPENSE — NET
Items included in Other expense – net are as follows:

	Three months ended March 31,
(Thousands of dollars)	2006	2005
Dividend and royalty income	$(1,054)	$(762)

Net (income) expense of financing and investing activities	(1,873)	1,520

Foreign currency related losses	747	250

Provisions for environmental matters – net	3,075

Other income	(1,476)	(1,064)

Other expense	983	725

	$402	$669

The net (income) expense of financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the Company’s investment in certain life insurance policies and financing fees.
Provisions for environmental matters – net represent adjustments to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued.
Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.

Note E—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with FAS No. 146, “Accounting for Costs Asssociated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first quarter of 2006.
The following table summarizes the remaining liabilities associated with qualified exit costs at March 31, 2006 and the activity for the three-month period then ended:
(Thousands of dollars)

		Actual
	Balance at	expenditures	Balance at
	December 31,	charged to	March 31,
Exit Plan	2005	accrual	2006
Consumer Group manufacturing facilities shutdown in 2005:
Severance and related costs	$922	$(197)	$725
Other qualified exit costs	986	(63)	923
Consumer Group manufacturing facility shutdown in 2004:
Other qualified exit costs	650	(89)	561
Qualified exit costs intiated prior to 2004	12,883	(215)	12,668

Totals	$15,441	$(564)	$14,877

For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note F—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first quarter of 2006 and 2005, including customer satisfaction settlements during the quarter, were as follows:

(Thousands of dollars)	2006	2005
Balance at January 1	$23,003	$18,098
Charges to expense	6,956	5,007
Settlements	(7,174)	(5,088)

Balance at March 31	$22,785	$18,017

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note G—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended
	March 31,
(Thousands of dollars)	2006	2005

Net income	$113,671	$83,294
Foreign currency translation adjustments	4,659	(5,311)
Marketable equity securities and derivative instruments used in cash flow hedges adjustments, net of taxes	236	(103)

Comprehensive income	$118,566	$77,880

Note H— NET INCOME PER COMMON SHARE

	Three months ended March 31,
(Thousands of dollars except per share data)	2006	2005

Basic
Average common shares outstanding	134,531,493	138,681,389

Net income	$113,671	$83,294

Net income per common share	$.84	$.60

Diluted
Average common shares outstanding	134,531,493	138,681,389
Non-vested restricted stock grants	1,079,955	1,102,533
Stock options and other contingently issuable shares	2,786,549	3,580,439

Average common shares assuming dilution	138,397,997	143,364,361

Net income	$113,671	$83,294

Net income per common share	$.82	$.58

Note I—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Effective January 1, 2006, the Company changed its reportable operating segments based on recent organizational changes in its management structure. The Company’s reportable operating segments now are: Paint Stores Group, Consumer Group and Global Group. The Global Group Segment consists of certain business units with foreign or worldwide operations that were reported in the previous Paint Stores, Consumer, Automotive Finishes and International Coatings Segments. Amounts previously reported for the first quarter of 2005 have been updated to reflect this change. See the Company’s Current Report on Form 8-K dated April 18, 2006 and Exhibit 99.1 attached thereto which updates the Company’s business segment information to reflect the changes in reportable operating segments for each calendar quarter of 2005 and each of the five years through the year ended December 31, 2005.
Net External Sales/ Operating Profit

	2006		2005
	Net	Segment	Net	Segment
	External	Operating	External	Operating
(Thousands of dollars)	Sales	Profit	Sales	Profit

Three months ended March 31:
Paint Stores Group	$1,056,086	$113,319	$876,364	$74,993
Consumer Group	329,941	56,680	326,316	52,426
Global Group	380,575	32,472	334,013	20,778
Administrative	1,926	(40,560)	1,852	(40,554)

Consolidated totals	$1,768,528	$161,911	$1,538,545	$107,643

Intersegment Transfers

(Thousands of dollars)	2006	2005

Three months ended March 31:
Consumer Group	$362,523	$262,715
Global Group	33,468	26,638
Administrative	1,238	1,201

Segment totals	$397,229	$290,554

Segment operating profit is total revenue, including intersegment transfers, less operating costs and expenses. Domestic intersegment transfers are accounted for at the approximate fully absorbed manufactured cost plus distribution costs. Foreign intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales. The Administrative Segment’s expenses include interest which is unrelated to certain financing activities of the Operating Segments, certain foreign currency transaction losses related to dollar-denominated debt and other financing activities, and other adjustments.
Net external sales and operating profits of all consolidated foreign subsidiaries were $194.1 million and $15.6 million, respectively, for the first quarter of 2006, and $168.0 million and $8.8 million, respectively, for the first quarter of 2005. Long-lived assets of these subsidiaries totaled $120.3 million and $126.8 million at March 31, 2006 and 2005, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment’s expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10% of consolidated sales to unaffiliated customers during all periods presented.
Note J — HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2006	2005	2006	2005	2006	2005

Three months ended March 31:
Net periodic benefit (credit) cost:
Service cost	$4,722	$4,315	$622	$728	$1,146	$1,111
Interest cost	3,697	3,407	704	827	4,020	4,345
Expected return on assets	(11,335)	(11,003)	(554)	(610)
Recognition of:
Unrecognized prior service cost	151	155	15	23	(158)	(1,112)
Unrecognized actuarial loss	1,244	782	316	360	860	1,265

Net periodic benefit (credit) cost	$(1,521)	$(2,344)	$1,103	$1,328	$5,868	$5,609

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE K—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $140.4 million higher than the accrued amount at March 31, 2006. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.
Included in Other long-term liabilities at March 31, 2006 and 2005 were accruals for extended environmental-related activities of $125.5 million and $115.1 million, respectively. Estimated costs of current investigation and remediation activities of $33.5 million and $25.0 million are included in Other accruals at March 31, 2006 and 2005, respectively.
Four of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2006. Included in the accruals of $159.0 million at March 31, 2006 is $103.5 million related directly to these four sites. In the aggregate unaccrued exposure of $140.4 million at March 31, 2006, $71.6 million relates to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note L — IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FAS No. 133 and FAS No. 140. FAS No. 155 simplifies accounting for certain hybrid instruments under FAS No. 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of FAS No. 133. FAS No. 155 also eliminates the previous restriction under FAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. FAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. FAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. FAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measure at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity.
Note M — INCOME TAXES
The effective tax rates for the first quarter of 2006 and 2005 were 29.8 percent and 22.4 percent, respectively. The lower tax rate in the first quarter of 2005 when compared to 2006 was due to numerous favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Note N — DEBT
See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 for a complete description of the Company’s borrowing arrangements. The following represents significant changes that occurred to borrowings outstanding and terms of the arrangements during the first quarter of 2006.
At March 31, 2006, borrowings outstanding under the domestic commercial paper program totaled $675.0 million at an average rate of 4.69 percent. The higher level of borrowing was undertaken by the Company primarily to maintain maximum financial flexibility during the period between the unfavorable jury verdict in lead pigment litigation in Rhode Island and final determination of the issues remaining before the court and normal seasonal borrowing requirements of the business.
On February 1, 2006, the Company sold or contributed certain of its accounts receivable to SWC Receivables Funding LLC (SWC), a consolidated wholly-owned subsidiary. SWC entered into an accounts receivable securitization borrowing facility with a third-party program agent. Under this program, SWC may borrow up to $500.0 million and will secure such borrowings by granting a security interest in the accounts receivable, related security and the cash collections and proceeds of the receivables. At March 31, 2006, SWC had no borrowings outstanding under this program.
On March 15, 2006, the Company modified its revolving credit agreement. The modification provides that in the event a judgment for the payment of money in excess of $75.0 million and not covered by insurance is entered against the Company in the lead pigment litigation in Rhode Island, such judgment will not prevent the Company from borrowing and obtaining letters of credit under the credit agreement, provided that such modification shall terminate unless the judgment shall have been effectively stayed, vacated or bonded pending appeal prior to the earlier of (a) the date on which any event of default shall occur under the credit agreement and (b) the twentieth day after the date of entry of the judgment. At March 31, 2006, the Company had no borrowings outstanding under the revolving credit agreement.
On April 17, 2006, the Company entered into an additional credit agreement, which was amended on April 25, 2006. This additional agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $150.0 million. There were no borrowings outstanding under the agreement as of the filing date.

Note O — RECLASSIFICATION
Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.
Note P — LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. The Company accrues for these contingencies consistent with the policy stated under “Contingent Liabilities.” However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Lead Pigment and Lead-Based Paint Litigation
The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, a separate action brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties and the Company ultimately may not prevail. Adverse court rulings, such as the Rhode Island jury verdict and the Wisconsin State Supreme Court’s July 2005 determination that Wisconsin’s risk contribution theory applies in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
Rhode Island Lead Pigment Litigation
During September 2002, a jury trial commenced in the first phase of an action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision.
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the

State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. Various other matters remain before the Court. The Court has ruled that it will determine the scope and manner of the abatement remedy. The Court has not yet established a procedure or a time frame to make that determination. The Company intends to appeal the jury’s verdict.
This was the first legal proceeding against the Company to go to trial relating to the Company’s lead pigment and lead-based paint litigation. The Company cannot reasonably determine the impact that the State of Rhode Island decision and determination of liability will have on the number or nature of present or future claims and proceedings against the Company or estimate the amount or range of ultimate loss that it may incur.
Other Public Nuisance Claim Litigation
The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin and various cities and counties in the State of New Jersey.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserts claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim.
The City of St. Louis proceeding was initiated in January 2000. The City initially alleged claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings during which many of the asserted claims were dismissed by the trial court or voluntarily dismissed by the City, on June 10, 2003, the City filed its fourth amended petition alleging a single count of public nuisance. Following further pre-trial proceedings, on January 18, 2006, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. On February 24, 2006, the City filed its notice of appeal to appeal the trial court’s January 18, 2006 decision and a prior trial court decision.
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. Discovery is currently proceeding in this matter and a trial date has been scheduled for January 8, 2007.
In December 2001 and early 2002, a number of cities and counties in New Jersey individually initiated proceedings in the Superior Court of New Jersey against the Company and other companies asserting claims for fraud, public nuisance, civil conspiracy, unjust enrichment and indemnity. The New Jersey Supreme Court consolidated all of the cases and assigned them to the Superior Court in Middlesex County. By order dated November 4, 2002, the Superior Court granted the defendants’ motion to dismiss all complaints. The plaintiffs appealed and, on August 17, 2005, the Appellate Division affirmed the dismissal of all claims except public nuisance. The Appellate Division reinstated the public nuisance claim in each case. On November 17, 2005, the New Jersey Supreme Court granted defendants’ petition for certification to review the reinstatement of the public nuisance claims.
Litigation Seeking Damages from Alleged Personal Injury
The Company and other companies are defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. These proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint, claims for damages allegedly incurred by the children’s parents or guardians, and claims for damages allegedly incurred by professional painting contractors. These proceedings generally seek compensatory and punitive damages, and seek other relief including medical monitoring costs. These proceedings include purported claims by individuals, groups of individuals and class actions.
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and adopted a risk contribution theory to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case has been remanded to the trial court and discovery is currently proceeding in this matter.
Wisconsin is the first jurisdiction to apply a theory of liability with respect to alleged personal injury (i.e.: risk contribution/market share liability) which does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Following the July 2005 decision by the Wisconsin Supreme Court to adopt a risk contribution theory in the lead pigment litigation, the Company is aware of five new proceedings which have been filed in Wisconsin courts against the Company and other companies seeking damages from alleged personal injury.
Insurance Coverage Litigation
On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds would be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in Rhode Island and that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in other jurisdictions.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased $230.0 million, or 14.9 percent, to $1.8 billion in the first quarter of 2006. The net sales gain in the first quarter was a result of continuing strong domestic and international paint sales. Consolidated net income increased 36.5 percent to $113.7 million in the quarter from $83.3 million in the first quarter of 2005 and improved as a percent to net sales to 6.4 percent from 5.4 percent last year due primarily to improved operations. Diluted net income per common share in the quarter increased 41.4 percent to $.82 per share from $.58 per share in the first quarter of 2005.
Effective January 1, 2006, the Company changed its reportable operating segments based on recent organizational changes in its management structure. The Company’s reportable operating segments now are: Paint Stores Group, Consumer Group and Global Group. The Global Group Segment consists of certain business units with foreign or worldwide operations that were reported in the previous Paint Stores, Consumer, Automotive Finishes and International Coatings Segments. Historical business segment information has been updated to reflect this change in reportable operating segments.
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
The Company adopted FAS No. 123R, “Share-Based Payments,” effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognized $5.1 million in total stock-based compensation expense during the first quarter of 2006. Total unvested stock-based compensation expense was $51.1 million at March 31, 2006 and had a total weighted average remaining term of 1.43 years. See Note B for more information on stock-based compensation.

There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of FAS No. 123R as described above. Changes in the Company’s accruals for environmental remediation-related activities since the year ended December 31, 2005 are disclosed in Note K. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents increased $458.2 million during the first three months of 2006 primarily to maintain financial flexibility for the Company relating to a pending unfavorable verdict in the Rhode Island lead pigment litigation. In addition to the higher level of cash on-hand, cash requirements for normal seasonal increases in working capital, capital expenditures of $41.5 million, payments of cash dividends of $34.1 million and treasury stock purchases of $21.2 million were funded primarily by net cash from operations, a net increase in short-term borrowings of $577.3 million and proceeds from the exercise of stock options of $33.7 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $675.0 million at an average rate of 4.69 percent at March 31, 2006. The Company had unused maximum borrowing availability of $235.0 million at March 31, 2006 under the commercial paper program that is backed by the Company’s revolving credit agreement.
During the first quarter of 2006, Moody’s Investors Service downgraded the Company’s debt rating from A2 to A3 and placed the Company’s long-term ratings under review for further downgrade. Also during the quarter, Standard & Poor’s Ratings Services (S&P) placed the Company’s ratings on CreditWatch with negative implications. On April 24, 2006, S&P lowered the Company’s long-term corporate credit rating from A+ to A- and short-term corporate credit rating from A-1 to A-2 and kept the Company’s ratings on CreditWatch with negative implications. These actions related to uncertainties surrounding the potential future cash payments resulting from the Rhode Island lead pigment litigation. The Company improved its financial flexibility by maintaining an increased balance of interest-bearing cash equivalents, modifying existing borrowing arrangements and obtaining additional sources of funds through new borrowing facilities. See Note N for more information regarding debt.
Since March 31, 2005, cash generated by operations of $736.1 million was used primarily for capital expenditures of $154.3 million, treasury stock purchases of $255.7 million and cash dividends of $118.7 million.
Capital expenditures during the first three months of 2006 primarily represented expenditures associated with the construction of a new manufacturing facility in the Consumer Group and new store openings and normal equipment replacement in the Paint Stores Group.
During the first quarter of 2006, the Company purchased 400,200 shares of its common stock for treasury purposes through open market purchases. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at March 31, 2006 to purchase 18,020,870 shares of its common stock.
At March 31, 2006, the Company’s current ratio was 1.11, a decrease from the current ratio of 1.22 at December 31, 2005. The decrease in the current ratio was primarily due to the increase in working capital items needed to meet increased demand during the second and third quarters and the reclassification of $197 million of Long-term debt, which is due in the first quarter of 2007.
Contingent Liabilities
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
In October 2005, a wholly-owned subsidiary of the Company acquired a 25 percent interest in Life Shield Engineered Systems, LLC (Life Shield) and became obligated to acquire an additional 24 percent interest in Life Shield in October 2007. Life Shield is a start-up company that develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for the Company (as an owner of and raw material supplier to Life Shield and as the exclusive distributor of Life Shield’s systems) than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
Certain of Life Shield’s technology has been designated as Qualified Anti-Terrorism Technology and granted a Designation under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 (SAFETY Act) and the regulations adopted pursuant to the SAFETY Act. Under the SAFETY Act, the potentially higher level of possible product liability for Life Shield relating to the technology granted the Designation is limited to $6.0 million per occurrence in the event any such liability arises from an Act of Terrorism (as defined in the SAFETY Act). The limitation of liability provided for under the SAFETY Act does not apply to any technology not granted a designation or certification as a Qualified Anti-Terrorism Technology, nor in the event that any such liability arises from an act or event other than an Act of Terrorism. Life Shield maintains insurance for liabilities up to the $6.0 million per occurrence limitation caused by failure of its products in the event of an Act of Terrorism. This commercial insurance is also expected to cover product liability claims asserted against the Company as the distributor of Life Shield’s systems. The Company expects to seek Designation and Certification under the SAFETY Act for certain products supplied by the Company to Life Shield.
Management of the Company has reviewed the potential increased liabilities associated with Life Shield’s systems and determined that potential liabilities arising from an Act of Terrorism that could ultimately affect the Company will be appropriately insured or limited by current regulations. However, due to the uncertainties involved in the future development, usage and application of Life Shield’s systems, the number or nature of possible future claims and legal proceedings, or the affect that any change in legislation and/or administrative regulations may have on the limitations of potential liabilities, management cannot reasonably determine the scope or amount of any potential costs and liabilities for the Company related to Life Shield or to Life Shield’s systems. Any potential liability for the Company that may result from Life Shield or Life Shield’s systems cannot reasonably be estimated. However, based upon, among other things, the limitation of liability under the SAFETY Act in the event of an Act of Terrorism, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company through its ownership of Life Shield, as a supplier to Life Shield or as a distributor of Life Shield’s systems arising from the use of Life Shield’s systems will have a material adverse effect on the Company’s results of operations, liquidity or financial conditions.
Litigation
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. The Company accrues for these contingencies consistent with the policy stated under “Contingent Liabilities.” However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Lead Pigment and Lead-Based Paint Litigation
The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, a separate action brought by the State of Rhode Island, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties and the Company ultimately may not prevail. Adverse court rulings, such as the Rhode Island jury verdict and the Wisconsin State Supreme Court’s July 2005 determination that Wisconsin’s risk contribution theory applies in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. The Company has not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
Rhode Island Lead Pigment Litigation
During September 2002, a jury trial commenced in the first phase of an action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision.
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the

State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. Various other matters remain before the Court. The Court has ruled that it will determine the scope and manner of the abatement remedy. The Court has not yet established a procedure or a time frame to make that determination. The Company intends to appeal the jury’s verdict.
This was the first legal proceeding against the Company to go to trial relating to the Company’s lead pigment and lead-based paint litigation. The Company cannot reasonably determine the impact that the State of Rhode Island decision and determination of liability will have on the number or nature of present or future claims and proceedings against the Company or estimate the amount or range of ultimate loss that it may incur.
Other Public Nuisance Claim Litigation
The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin and various cities and counties in the State of New Jersey.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserts claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim.
The City of St. Louis proceeding was initiated in January 2000. The City initially alleged claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings during which many of the asserted claims were dismissed by the trial court or voluntarily dismissed by the City, on June 10, 2003, the City filed its fourth amended petition alleging a single count of public nuisance. Following further pre-trial proceedings, on January 18, 2006, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. On February 24, 2006, the City filed its notice of appeal to appeal the trial court’s January 18, 2006 decision and a prior trial court decision.
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. Discovery is currently proceeding in this matter and a trial date has been scheduled for January 8, 2007.
In December 2001 and early 2002, a number of cities and counties in New Jersey individually initiated proceedings in the Superior Court of New Jersey against the Company and other companies asserting claims for fraud, public nuisance, civil conspiracy, unjust enrichment and indemnity. The New Jersey Supreme Court consolidated all of the cases and assigned them to the Superior Court in Middlesex County. By order dated November 4, 2002, the Superior Court granted the defendants’ motion to dismiss all complaints. The plaintiffs appealed and, on August 17, 2005, the Appellate Division affirmed the dismissal of all claims except public nuisance. The Appellate Division reinstated the public nuisance claim in each case. On November 17, 2005, the New Jersey Supreme Court granted defendants’ petition for certification to review the reinstatement of the public nuisance claims.
Litigation Seeking Damages from Alleged Personal Injury
The Company and other companies are defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. These proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint, claims for damages allegedly incurred by the children’s parents or guardians, and claims for damages allegedly incurred by professional painting contractors. These proceedings generally seek compensatory and punitive damages, and seek other relief including medical monitoring costs. These proceedings include purported claims by individuals, groups of individuals and class actions.
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and adopted a risk contribution theory to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case has been remanded to the trial court and discovery is currently proceeding in this matter.
Wisconsin is the first jurisdiction to apply a theory of liability with respect to alleged personal injury (i.e.: risk contribution/market share liability) which does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Following the July 2005 decision by the Wisconsin Supreme Court to adopt a risk contribution theory in the lead pigment litigation, the Company is aware of five new proceedings which have been filed in Wisconsin courts against the Company and other companies seeking damages from alleged personal injury.
Insurance Coverage Litigation
On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds would be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in Rhode Island and that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in other jurisdictions.
Environmental-Related Liabilities
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2006. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2006.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2006 and 2005, the Company had accruals for environmental-related activities of $159.0 million and $140.1 million, respectively.

Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $140.4 million higher than the accruals at March 31, 2006.
Four of the Company’s current and former manufacturing sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2006. Included in the accruals of $159.0 million at March 31, 2006 was $103.5 million related directly to these four sites. Of the aggregate unaccrued exposure of $140.4 million at March 31, 2006, $71.6 million related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these four sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed.

In accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”, the Company has identified certain conditional asset retirement obligations at various current manufacturing, distribution and store facilities. These obligations relate primarily to asbestos abatement and closures of hazardous waste containment devices. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $577.3 million to $701.0 million at March 31, 2006 from $123.7 million at December 31, 2005. See the Financial Condition, Liquidity and Cash Flow Section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2006 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Changes to the Company’s accrual for product warranty claims in the first three months of 2006 are disclosed in Note F.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the first quarter by reportable segment for 2006 and 2005:

(Thousands of dollars)	2006	Change	2005
Paint Stores Group	$1,056,086	20.5%	$876,364
Consumer Group	329,941	1.1%	326,316
Global Group	380,575	13.9%	334,013
Administrative	1,926	4.0%	1,852

	$1,768,528	14.9%	$1,538,545

Consolidated net sales increased in the first quarter as a result of continuing strong domestic and international paint sales.
Net sales in the Paint Stores Group increased due primarily to continuing strong domestic architectural paint sales to contractor and do-it-yourself (DIY) customers and improved industrial maintenance product sales. During the quarter, net sales from stores open for more than twelve calendar months increased 18.5 percent over last year’s first quarter.
Net sales of the Consumer Group increased due primarily to increased paint sales volume and selected selling price increases that were partially offset by the elimination of a portion of a paint program with a large retail customer.
The Global Group first quarter net sales increased due primarily to architectural paint selling price increases and volume gains in Mexico and South America and improved automotive and product finishes sales. Favorable currency exchange rates increased net sales of this Segment by 4.5 percent in the quarter. Net sales for the quarter were negatively impacted by 1.2 percent due to the exclusion of sales related to the third quarter 2005 disposition of a majority interest in an automotive coatings company in China.
Shown below are operating profit and the percent change for the first quarter by reportable segment for 2006 and 2005:

(Thousands of dollars)	2006	Change	2005
Paint Stores Group	$113,319	51.1%	$74,993
Consumer Group	56,680	8.1%	52,426
Global Group	32,472	56.3%	20,778
Administrative	(40,560)	0.0%	(40,554)

	$161,911	50.4%	$107,643

Consolidated operating profit was favorably impacted by the change in gross profit, which increased $110.6 million in the first quarter of 2006 as compared to the first quarter of 2005. As a percent of sales, consolidated gross profit increased to 43.6 percent in the first quarter of 2006 from 42.9 percent in the first quarter of 2005. The increase in the gross profit percentage is primarily related to better factory utilization resulting from higher volumes, the positive effects of the integration of acquisitions and price increases. The Paint Stores Group’s gross profit for the first quarter was higher than last year by $79.0 million due to increased sales volume and higher selling prices that partially offset increased raw material costs. The Consumer Group’s first quarter gross profit increased from last year by $9.6 million due to better factory utilization resulting from higher volume sales to the Paint Stores Group and tight spending control that was partially offset by continuing raw material cost increases. The Global Group’s gross profit increased $22.0 million during the first quarter of 2006 due to increased sales volume and prices and improved operating efficiencies related to additional manufacturing volume.

Consolidated operating profit was also influenced by selling, general and administrative expenses (SG&A), which as a percent of sales decreased to 33.8 percent in the first quarter of 2006 from 35.2 percent in the first quarter of 2005. In the Paint Stores Group, the SG&A percent of sales ratio decreased 2.8 percent due to strong overall SG&A expense control. The Consumer Group’s SG&A percent of sales ratio increased 1.5 percent due to incremental spending increases related to investments in servicing current customers and new product launches. The Global Group’s SG&A expenses as a percent of sales were lower than last year by 1.3 percent due to increased sales volume and tight expense control.
The effective tax rates for the first quarter of 2006 and 2005 were 29.8 percent and 22.4 percent, respectively. The effective tax rate in the first quarter of 2005 was impacted by a number of favorable factors including the settlement of federal and state audit issues and tax benefits related to foreign operations.
Net income for the quarter increased $30.4 million, or 36.5 percent, to $113.7 million from $83.3 million in 2005. Diluted net income per common share in the quarter increased 41.4 percent to $.82 per share from $.58 per share in the first quarter of 2005. The increase in diluted net income per common share of $.24 in the quarter resulted primarily from improved operating performance partially offset by a reduction of $.10 per share due to a higher effective tax rate and additional expenses related to stock-based compensation.
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

	Three months ended March 31,
(Thousands of dollars)	2006	2005
Net income	$113,671	$83,294
Interest expense	17,350	11,964
Income taxes	48,240	24,109
Depreciation	29,679	29,567
Amortization	5,637	6,063

EBITDA	$214,577	$154,997

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
These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material and energy supplies and pricing; (d) changes in the Company’s relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired, including the acquisitions of KST Coatings Manufacturing, Inc., KST Coatings LLC, Uniflex LLC, Duron, Inc. and Paint Sundry Brands Corporation; (g) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (h) risks and uncertainties associated with the Company’s expansion into and its operations in China, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (i) the achievement of growth in developing markets, such as China, Mexico and South America; (j) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (k) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.
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

Item 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates and value changes in foreign currencies. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company has partially hedged risks associated with fixed interest rate debt by entering into various interest rate swap agreements. The Company does not believe that any potential loss related to interest rate exposure would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company enters into foreign currency option and forward contracts to hedge against value changes in foreign currency. The Company believes it may experience continuing losses from foreign currency translation. However, the Company does not expect currency translation, transaction or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information with respect to certain legal proceedings and environmental-related matters, see the information included under the captions entitled “Litigation” and “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes K and P of the “Notes to Condensed Consolidated Financial Statements,” which is incorporated herein by reference.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
January 1 - January 31
Share repurchase program (1)	100,000	$52.75	100,000	18,321,070
Employee transactions (2)				N/A
February 1 - February 28
Share repurchase program (1)	300,200	$52.93	300,200	18,020,870
Employee transactions (2)	3,882	$52.88		N/A
March 1 - March 31
Share repurchase program (1)				18,020,870
Employee transactions (2)	947	$46.04		N/A

Total
Share repurchase program (1)	400,200	$52.89	400,200	18,020,870
Employee transactions (2)	4,829	$51.54		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase programs. On October 21, 2005, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 20.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at March 31, 2006 to purchase 18,020,870 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company’s 2006 Annual Meeting of Shareholders was held on April 19, 2006.
(b) The number of directors of the Company was fixed at eleven and the following persons were nominated to serve, and were elected, as directors of the Company to serve until the next Annual Meeting of Shareholders and until their successors are elected: A.F. Anton, J.C. Boland, C.M. Connor, D.E. Evans, D.F. Hodnik, S.J. Kropf, R.W. Mahoney, G.E. McCullough, A.M. Mixon, III, C.E. Moll and R.K. Smucker. The voting results for each nominee were as follows:

Name	For	Withheld
A.F. Anton	121,187,564	1,445,592
J.C. Boland	118,584,449	4,048,707
C.M. Connor	120,351,108	2,282,048
D.E. Evans	120,012,165	2,620,991
D.F. Hodnik	121,188,612	1,444,544
S.J. Kropf	120,861,724	1,771,432
R.W. Mahoney	120,035,494	2,597,662
G.E. McCullough	121,223,600	1,409,556
A.M. Mixon, III	120,266,071	2,367,085
C.E. Moll	121,203,120	1,430,036
R.K. Smucker	120,358,402	2,274,754
(c) Proposal 2 to approve The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan was adopted with 92,661,252 shares voting for, 13,102,607 shares voting against, 1,432,234 shares abstaining and 15,437,063 broker non-votes.
(d) Proposal 3 to approve The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors was adopted with 95,593,205 shares voting for, 9,782,014 shares voting against, 1,820,874 shares abstaining and 15,437,063 broker non-votes.
(e) Proposal 4 to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted with 119,827,264 shares voting for, 1,603,259 shares voting against and 1,202,633 shares abstaining.
Item 5. Other Information.
During the fiscal quarter ended March 31, 2006, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services, foreign tax consulting services, and foreign advisory and compliance services.

Item 6. Exhibits.
(a)	Exhibits.
4(a)	Purchase and Contribution Agreement, dated as of February 1, 2006, between the Company, as Originator, and SWC Receivables Funding LLC, as Purchaser, filed as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.

4(b)	Loan and Servicing Agreement, dated as of February 1, 2006, among SWC Receivables Funding LLC, as Borrower; the Company, as Servicer; Citicorp North America, Inc., as Program Agent; and the Lenders party thereto, filed as Exhibit 4(b) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.

4(c)	Modification, dated as of March 15, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 8, 2005, by and among The Sherwin-Williams Company, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 15, 2006, and incorporated herein by referance.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
April 25, 2006	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

April 25, 2006	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
4(a)	Purchase and Contribution Agreement, dated as of February 1, 2006, between the Company, as Originator, and SWC Receivables Funding LLC, as Purchaser, filed as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.

4(b)	Loan and Servicing Agreement, dated as of February 1, 2006, among SWC Receivables Funding LLC, as Borrower; the Company, as Servicer; Citicorp North America, Inc., as Program Agent; and the Lenders party thereto, filed as Exhibit 4(b) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.

4(c)	Modification, dated as of March 15, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 8, 2005, by and among The Sherwin-Williams Company, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 15, 2006, and incorporated herein by referance.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).