Form 10-Q
period 2006-06-30
SHERWIN WILLIAMS CO
filed 2006-07-27
CIK 89800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2006
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
Common Stock, $1.00 Par Value — 135,766,303 shares as of June 30, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$2,129,970	$1,965,358	$3,898,498	$3,503,903
Cost of goods sold	1,193,382	1,127,192	2,190,499	2,004,963
Gross profit	936,588	838,166	1,707,999	1,498,940
Percent to net sales	44.0%	42.6%	43.8%	42.8%
Selling, general and administrative expenses	641,562	593,063	1,239,147	1,134,660
Percent to net sales	30.1%	30.2%	31.8%	32.4%
Interest expense	16,837	13,556	34,187	25,520
Interest and net investment income	(5,856)	(662)	(11,693)	(1,761)
Other expense — net	14,920	12,641	15,322	13,310

Income before income taxes and minority interest	269,125	219,568	431,036	327,211
Income taxes	84,533	65,647	132,773	89,756
Minority interest		700		940

Net income	$184,592	$153,221	$298,263	$236,515

Net income per common share:
Basic	$1.37	$1.12	$2.22	$1.71

Diluted	$1.33	$1.08	$2.16	$1.66

Average shares outstanding — basic	134,436,954	137,263,048	134,484,223	137,972,218

Average shares and equivalents outstanding — diluted	138,441,559	141,490,236	138,359,486	142,447,833

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$248,644	$36,041	$12,520
Accounts receivable, less allowance	1,040,647	809,277	982,968
Inventories:
Finished goods	761,884	686,913	747,361
Work in process and raw materials	102,988	121,631	116,883

	864,872	808,544	864,244
Deferred income taxes	109,799	107,739	89,409
Other current assets	153,092	132,784	141,119

Total current assets	2,417,054	1,894,385	2,090,260

Goodwill	886,573	887,374	913,064
Intangible assets	284,713	290,943	299,820
Deferred pension assets	415,005	409,308	431,363
Other assets	153,262	142,037	146,030

Property, plant and equipment	1,962,672	1,880,428	1,817,838
Less allowances for depreciation	1,184,052	1,135,280	1,084,147

	778,620	745,148	733,691

Total assets	$4,935,227	$4,369,195	$4,614,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$279,005	$123,681	$403,212
Accounts payable	849,934	719,977	739,028
Compensation and taxes withheld	183,822	224,760	167,193
Accrued taxes	146,585	80,987	122,467
Current portion of long-term debt	209,072	10,493	10,493
Other accruals	390,670	394,473	332,839

Total current liabilities	2,059,088	1,554,371	1,775,232

Long-term debt	300,950	486,996	487,598
Postretirement benefits other than pensions	229,465	226,526	224,746
Other long-term liabilities	375,828	370,690	411,650
Minority interest			4,645

Shareholders’ equity:
Common stock — $1.00 par value:
135,766,303, 135,139,381 and 138,827,667 shares outstanding at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	220,824	218,935	218,236
Preferred stock — convertible, participating, no par value:
34,702 and 97,356 shares outstanding at December 31, 2005 and June 30, 2005, respectively		34,702	97,356
Unearned ESOP compensation		(34,702)	(97,356)
Other capital	633,860	570,394	517,158
Retained earnings	3,275,017	3,044,863	2,874,496
Treasury stock, at cost	(1,952,966)	(1,890,040)	(1,698,376)
Cumulative other comprehensive loss	(206,839)	(213,540)	(201,157)

Total shareholders’ equity	1,969,896	1,730,612	1,710,357

Total liabilities and shareholders’ equity	$4,935,227	$4,369,195	$4,614,228

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$298,263	$236,515
Adjustments to reconcile net income to net operating cash:
Depreciation	59,839	58,934
Amortization of intangibles and other assets	11,259	12,126
Stock-based compensation expense	11,417	3,982
Provisions for environmental-related matters	15,446	12,279
Defined benefit pension plans net credit	(780)	(2,403)
Net increase in postretirement liability	2,939	2,771
Other	4,276	(62)
Change in working capital accounts — net	(156,900)	(235,015)
Costs incurred for environmental — related matters	(5,145)	(2,355)
Costs incurred for qualified exit costs	(1,056)	(149)
Other	(6,540)	12,225

Net operating cash	233,018	98,848

INVESTING ACTIVITIES
Capital expenditures	(94,431)	(69,493)
Acquisitions of businesses		(26,455)
Increase in other investments	(19,100)	(15,877)
Proceeds from sale of assets	3,215	3,170
Other	(775)	(798)

Net investing cash	(111,091)	(109,453)

FINANCING ACTIVITIES
Net increase in short-term borrowings	154,552	164,396
Net increase (decrease) in long-term debt	12,424	(1,217)
Payments of cash dividends	(68,107)	(57,212)
Proceeds from stock options exercised	41,437	40,711
Income tax effect of stock-based compensation	12,500
Treasury stock purchased	(62,348)	(165,253)
Other	(487)	(3,918)

Net financing cash	89,971	(22,493)

Effect of exchange rate changes on cash	705	(314)

Net increase (decrease) in cash and cash equivalents	212,603	(33,412)
Cash and cash equivalents at beginning of year	36,041	45,932

Cash and cash equivalents at end of period	$248,644	$12,520

Income taxes paid	$71,250	$57,287
Interest paid	33,598	25,394
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2006 and 2005
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, as updated in the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on April 18, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the second quarter ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.
Minority interest reflects the minority shareholder’s interest in the net income and equity of Sherwin-Williams Kinlita Co., Ltd (Kinlita), disposed on September 29, 2005.
Note B—STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123R, “Share-Based Payment,” utilizing the “modified prospective” method as described in FAS No. 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS No. 123R, prior period amounts were not restated. FAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations. At June 30, 2006, the Company had two stock-based compensation plans with total unvested stock-based compensation expense of $45.3 million and a total weighted average remaining vesting term of 1.35 years. Total stock-based compensation expense, recognized in Selling, general and administrative expenses, aggregated $6.3 million during the second quarter and $11.4 million during the first six months of 2006 compared to $1.5 million during the second quarter of 2005 and $4.0 million during the first six months of 2005. The Company recognized a total income tax benefit of $2.2 million during the second quarter and $3.9 million during the first six months of 2006 related to stock-based compensation expense compared to $.5 million during the second quarter of 2005 and $1.4 million during the first six months of 2005. The recognition of total stock-based compensation expense impacted Basic Net income per common share and Diluted Net income per common share by $.03 and $.03, respectively, during the second quarter of 2006 and $.06 and $.05, respectively, during the first six months of 2006.
Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by FAS No. 123R.

Such pro-forma information, determined as if the Company had accounted for its stock-based compensation under the fair value method during the second quarter and first six months of 2005, is illustrated in the following table:

	Three months ended	Six months ended
	June 30,	June 30,
(Thousands of dollars except per share data)	2005	2005
Net income, as reported	$153,221	$236,515
Add: Total stock-based compensation expense included in the determination of net income as reported, net of related tax effects	990	2,589
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,115)	(5,415)

Pro forma net income	$152,096	$233,689

Net income per common share:
Basic — as reported	$1.12	$1.71
Basic — pro-forma	$1.11	$1.69
Diluted — as reported	$1.08	$1.66
Diluted — pro-forma	$1.07	$1.64
The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted during the first six months:

	FAS No. 123R	FAS No. 123
	Expense	Pro forma
	2006	2005
Risk-free interest rate	4.65%	3.53%
Expected life of options	4.5 years	3.0 years
Expected dividend yield of stock	2.25%	2.28%
Expected volatility of stock	.243	.219
The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options was calculated using a Monte Carlo simulation model. Historical data was used to develop a post-vest termination rate of 4.77 percent, which was applied to the expected life of options calculation for the first and second quarter 2006 grants. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. Expected volatility of stock was calculated using historical and implied volatilities. The Company applied an estimated forfeiture rate of 4.22 percent to the first and second quarter 2006 grants. This rate was calculated based upon historical activity and is an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future periods.

Cash received from option exercises totaled $41.4 million and $40.7 million during the first six months of 2006 and 2005, respectively. The Company issues new shares upon exercise of stock options or granting of restricted stock.
2006 Equity and Performance and Incentive Plan
At the Annual Meeting of Shareholders held on April 19, 2006, the shareholders approved the 2006 Equity and Performance Incentive Plan (Employee Plan) that replaced the 2003 Stock Plan and authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to in the aggregate 10,000,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or cancelled. The Company’s Employee Plan permits the granting of stock options, restricted stock, appreciation rights, restricted stock units and performance shares and performance units to eligible employees. At June 30, 2006, no shares have been granted under the Employee Plan. For more information on the Employee Plan, see the Company’s Current Report on Form 8-K dated April 19, 2006. For a description of the 2003 Stock Plan’s terms, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Grants of restricted stock, which generally require four years of continuous employment from the date of grant before vesting and receiving the shares without restriction, have been awarded to certain officers and key employees under the 2003 Stock Plan. The number of shares to be received without restriction under this plan is based on the Company’s achievement of specified financial goals relating to average return on average equity and earnings before interest, taxes, depreciation and amortization. During the first six months of 2006, 1,500 shares of restricted stock vested and were delivered to certain officers and key employees under the 2003 Stock Plan and 4,000 shares were forfeited. During the first six months of 2005, 191,500 shares of restricted stock vested and were delivered to certain officers and key employees under the 2003 Stock Plan and 135,250 shares were forfeited. At June 30, 2006, there were 1,148,600 shares of restricted stock granted to certain officers and key employees outstanding. Unvested compensation expense with respect to restricted stock granted to eligible employees amounted to $24.0 million and $16.1 million at June 30, 2006 and 2005, respectively, and is being amortized on a straight-line basis over the four-year vesting period. The weighted average remaining vesting terms were 1.58 years and 1.61 years at June 30, 2006 and 2005, respectively.
A summary of restricted stock granted to certain officers and key employees under the 2003 Stock Plan during the first six months of 2006 and 2005 is as follows:

	2006	2005
Shares granted	294,975	311,425
Weighted-average fair value of restricted shares granted during the period	$47.11	$43.22
Grants of non-qualified and incentive stock options generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unvested compensation expense with respect to stock options granted to eligible employees amounted to $20.1 million and $16.1 million at June 30, 2006 and 2005, respectively, and is being amortized on a straight-line basis over the three-year vesting period. The weighted average remaining vesting terms were 1.09 years and 1.02 years at June 30, 2006 and 2005, respectively.
The total intrinsic value of options exercised was $35.2 million and $33.2 million during the first six months of 2006 and 2005, respectively.

A summary of the Company’s non-qualified and incentive stock option activity and related information for the first six months ended June 30, 2006 and 2005 is shown in the following table:

	2006			2005
		Weighted-			Weighted-
		Average	Aggregate		Average	Aggregate
	Optioned	Exercise	Intrinsic	Optioned	Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding beginning of year	12,608,942	$31.09		13,286,833	$28.14
Granted	128,935	48.74		140,900	43.46
Exercised	(1,581,280)	26.20		(1,646,588)	24.70
Forfeited	(47,340)	40.55		(268,763)	33.38
Expired	(1,217)	40.24		(2,501)	28.60

Outstanding end of period	11,108,040	$31.94	$15.46	11,509,881	$28.70	$17.91

Exercisable at end of period	7,137,701		$20.57
Weighted-average fair value of options granted during period	$10.99
Reserved for future grants	10,200,000
Exercise prices for optioned shares outstanding as of June 30, 2006 ranged from $17.91 to $52.55. A summary of outstanding and exercisable options is as follows:

Outstanding			Exercisable
		Weighted-			Weighted-
	Weighted-	Average		Weighted-	Average
	Average	Remaining		Average	Remaining
Optioned	Exercise	Contractual	Optioned	Exercise	Contractual
Shares	Price	Life (years)	Shares	Price	Life (years)
11,108,040	$31.94	6.44	7,137,701	$26.83	5.22
2006 Stock Plan for Nonemployee Directors
At the Annual Meeting of Shareholders held on April 19, 2006, the shareholders approved the 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) that replaced the 1997 Stock Plan and authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to in the aggregate 200,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or are cancelled. The Company’s Nonemployee Director Plan permits the granting of stock options, restricted stock, appreciation rights and restricted stock units to members of the Board of Directors who are not employees of the Company. At June 30, 2006, no shares have been granted under the Nonemployee Director Plan. For more information on the Nonemployee Director Plan, see the Company’s Current Report on Form 8-K dated April 19, 2006. For a description of the 1997 Stock Plan’s terms, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Grants of restricted stock under the Nonemployee Director Plan generally vest and are received without restriction to the extent of one-third of the granted shares for each year following the date of grant. During the first six months of 2006 and 2005, 10,500 and 5,000 shares of restricted stock, respectively, vested under the 1997 Stock Plan. There were 32,500 shares of restricted stock granted to nonemployee Directors outstanding at June 30, 2006. Unvested compensation expense with respect to stock options granted to nonemployee Directors amounted to $1.2 million and $.8 million at June 30, 2006 and 2005, respectively, and is being amortized on a straight-line basis over the three-year vesting period. The weighted average remaining vesting terms were 1.20 and 1.27 years at June 30, 2006 and 2005, respectively.
A summary of restricted stock granted to nonemployee Directors under the 1997 Stock Plan during the first six months of 2006 and 2005 is as follows:

	2006	2005
Shares granted	16,500	15,000
Weighted-average fair value of restricted shares granted during the period	$47.56	$43.22
Note C—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2006 and 2005 were $.25 per common share and $.205 per common share, respectively.
Note D—OTHER EXPENSE — NET
Items included in Other expense — net are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2006	2005	2006	2005
Dividend and royalty income	$(721)	$(780)	$(1,775)	$(1,542)

Net expense (income) of financing and investing activities	1,521	327	(352)	1,847

Foreign currency related losses	2,068	621	2,815	871

Provisions for environmental matters — net	12,371	12,279	15,446	12,279

Other income	(1,074)	(1,062)	(2,550)	(2,126)

Other expense	755	1,256	1,738	1,981

	$14,920	$12,641	$15,322	$13,310

The net expense (income) of financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the Company’s investment in certain life insurance policies and financing fees.
Provisions for environmental matters – net represent adjustments to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. See Note K for further details on the Company’s environmental-related activities.

Other income and other expense include miscellaneous items that are not related to the primary business purpose of the Company.
Note E—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first two quarters of 2006.
The following table summarizes the remaining liabilities associated with qualified exit costs at June 30, 2006 and the activity for the six-month period then ended:

(Thousands of dollars)		Actual
	Balance at	expenditures	Balance at
	December 31,	charged to	June 30,
Exit Plan	2005	accrual	2006
Consumer Group manufacturing facilities shutdown in 2005:
Severance and related costs	$922	$(169)	$753
Other qualified exit costs	986	(295)	691
Consumer Group manufacturing facility shutdown in 2004:
Other qualified exit costs	650	(220)	430
Qualified exit costs initiated prior to 2004	12,883	(372)	12,511

Totals	$15,441	$(1,056)	$14,385

For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note F—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first two quarters of 2006 and 2005, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)	2006	2005
Balance at January 1	$23,003	$18,098
Charges to expense	12,682	11,032
Settlements	(11,077)	(9,833)

Balance at June 30	$24,608	$19,297

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note G—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2006	2005	2006	2005
Net income	$184,592	$153,221	$298,263	$236,515

Foreign currency translation adjustments	1,749	13,745	6,408	8,434

Marketable equity securities and derivative instruments used in cash flow hedges adjustments, net of taxes	57	94	293	(9)

Comprehensive income	$186,398	$167,060	$304,964	$244,940

Note H—NET INCOME PER COMMON SHARE

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars except per share data)	2006	2005	2006	2005
Basic
Average common shares outstanding	134,436,954	137,263,048	134,484,223	137,972,218

Net income	$184,592	$153,221	$298,263	$236,515

Net income per common share	$1.37	$1.12	$2.22	$1.71

Diluted
Average common shares outstanding	134,436,954	137,263,048	134,484,223	137,972,218
Non-vested restricted stock grants	1,181,100	926,342	1,130,528	1,014,438
Stock options and other contingently issuable shares	2,823,505	3,300,846	2,744,735	3,461,177

Average common shares assuming dilution	138,441,559	141,490,236	138,359,486	142,447,833

Net income	$184,592	$153,221	$298,263	$236,515

Net income per common share	$1.33	$1.08	$2.16	$1.66

Note I—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Effective January 1, 2006, the Company changed its reportable operating segments based on recent organizational changes in its management structure. The Company’s reportable operating segments now are: Paint Stores Group, Consumer Group and Global Group. The Global Group Segment consists of certain business units with foreign or worldwide operations that were reported in the previous Paint Stores, Consumer, Automotive Finishes and International Coatings Segments. Amounts previously reported for the second quarter and first six months of 2005 have been updated to reflect this change. See the Company’s Current Report on Form 8-K dated April 18, 2006 and Exhibit 99.1 attached thereto which updates the Company’s business segment information to reflect the changes in reportable operating segments for each calendar quarter of 2005 and each of the five years through the year ended December 31, 2005.
Net External Sales/ Operating Profit

	2006		2005
	Net	Segment	Net	Segment
	External	Operating	External	Operating
(Thousands of dollars)	Sales	Profit	Sales	Profit
Three months ended June 30:
Paint Stores Group	$1,328,322	$217,167	$1,187,855	$182,691
Consumer Group	400,906	76,317	414,524	65,067
Global Group	398,778	34,033	361,109	25,465
Administrative	1,964	(58,392)	1,870	(53,655)

Consolidated totals	$2,129,970	$269,125	$1,965,358	$219,568

Six months ended June 30:
Paint Stores Group	$2,384,408	$330,486	$2,064,219	$257,684
Consumer Group	730,847	132,997	740,840	117,493
Global Group	779,353	66,505	695,122	46,243
Administrative	3,890	(98,952)	3,722	(94,209)

Consolidated totals	$3,898,498	$431,036	$3,503,903	$327,211

Intersegment Transfers

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2006	2005	2006	2005
Consumer Group	467,160	421,796	829,683	684,511
Global Group	36,232	30,448	69,700	57,086
Administrative	1,216	1,445	2,454	2,646

Segment totals	$504,608	$453,689	$901,837	$744,243

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

Net external sales and operating profits of all consolidated foreign subsidiaries were $203.0 million and $13.7 million, respectively, for the second quarter of 2006, and $184.0 million and $8.0 million, respectively, for the second quarter of 2005. Net external sales and operating profits of these subsidiaries were $397.1 million and $29.3 million, respectively, for the first six months of 2006, and $352.0 million and $17.0 million, respectively, for the first six months of 2005. Long-lived assets of these subsidiaries totaled $121.7 million and $130.3 million at June 30, 2006 and 2005, respectively. Domestic operations account for the remaining net external sales, operating profits and long-lived assets. The Administrative Segment’s expenses do not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
Note J—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2006	2005	2006	2005	2006	2005
Three months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$4,722	$4,315	$652	$521	$1,146	$1,111
Interest cost	3,697	3,407	740	597	4,020	4,345
Expected return on assets	(11,335)	(11,003)	(584)	(441)
Recognition of:
Unrecognized prior service cost	151	155	15	15	(158)	(1,112)
Unrecognized actuarial loss	1,244	782	336	265	860	1,265

Net periodic benefit (credit) cost	$(1,521)	$(2,344)	$1,159	$957	$5,868	$5,609

Six months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$9,444	$8,630	$1,274	$1,249	$2,292	$2,222
Interest cost	7,394	6,814	1,444	1,424	8,040	8,690
Expected return on assets	(22,670)	(22,006)	(1,138)	(1,051)
Recognition of:
Unrecognized prior service cost	302	310	30	38	(316)	(2,224)
Unrecognized actuarial loss	2,488	1,564	652	625	1,720	2,530

Net periodic benefit (credit) cost	$(3,042)	$(4,688)	$2,262	$2,285	$11,736	$11,218

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE K—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $130.3 million higher than the accrued amount at June 30, 2006. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.
Included in Other long-term liabilities at June 30, 2006 and 2005 were accruals for extended environmental-related activities of $135.7 million and $126.5 million, respectively. Estimated costs of current investigation and remediation activities of $33.5 million and $24.9 million are included in Other accruals at June 30, 2006 and 2005, respectively.
Four of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2006. Included in the accruals of $169.2 million at June 30, 2006 is $111.2 million related directly to these four sites. In the aggregate unaccrued exposure of $130.3 million at June 30, 2006, $63.4 million relates to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Note L—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required and management is currently assessing the effect FIN 48 will have on the Company’s results of operations, financial condition and liquidity.
In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt this consensus as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.
In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FAS No. 133 and FAS No. 140. FAS No. 155 simplifies accounting for certain hybrid instruments under FAS No. 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and by eliminating FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of FAS No. 133. FAS No. 155 also eliminates the previous restriction under FAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. FAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.
In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. FAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. FAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measure at fair value, if practicable, permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity.
Note M—INCOME TAXES
The effective tax rates were 31.4 percent and 30.8 percent for the second quarter and first six months of 2006, respectively, and 29.9 percent and 27.4 percent for the second quarter and first six months of 2005, respectively. The lower tax rate in 2005 when compared to 2006 was due to numerous favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Note N—DEBT
See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 for a complete description of the Company’s borrowing arrangements. The following represents significant changes that occurred to borrowings outstanding and terms of the arrangements during 2006.

At June 30, 2006, borrowings outstanding under the domestic commercial paper program totaled $250.0 million at an average rate of 4.87 percent. The six-month increase in Short-term borrowings was due primarily to normal seasonal requirements to support working capital increases.
On February 1, 2006, the Company sold or contributed certain of its accounts receivable to SWC Receivables Funding LLC (SWC), a consolidated wholly-owned subsidiary. SWC entered into an accounts receivable securitization borrowing facility with a third-party program agent. Under this program, SWC may borrow up to $500.0 million and will secure such borrowings by granting a security interest in the accounts receivable, related security and the cash collections and proceeds of the receivables. At June 30, 2006, SWC had no borrowings outstanding under this program.
On March 15, 2006, the Company modified its revolving credit agreement. The modification provides that in the event a judgment for the payment of money in excess of $75.0 million and not covered by insurance is entered against the Company in the lead pigment litigation in Rhode Island, such judgment will not prevent the Company from borrowing and obtaining letters of credit under the credit agreement, provided that such modification shall terminate unless the judgment shall have been effectively stayed, vacated or bonded pending appeal prior to the earlier of (a) the date on which any event of default shall occur under the credit agreement and (b) the twentieth day after the date of entry of the judgment. At June 30, 2006, the Company had no borrowings outstanding under the revolving credit agreement.
On April 17, 2006, the Company entered into an additional three-year credit agreement, which was amended on April 25, 2006 and May 8, 2006. This additional agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250.0 million. At June 30, 2006, there were no borrowings outstanding under the agreement.
On May 23, 2006, the Company entered into an additional five-year credit agreement. This additional agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $100.0 million. The agreement was amended on July 24, 2006 to increase the aggregate availability to $250.0 million. At June 30, 2006, and through the date of this filing, there were no borrowings outstanding under the agreement.
Note O—RECLASSIFICATION
Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.
Note P—LITIGATION
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

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased 8.4 percent to $2.13 billion in the second quarter of 2006 and 11.3 percent to $3.90 billion in the first six months of 2006 versus comparable periods in 2005. The net sales gain in the second quarter and first six months was a result of continuing strong domestic and international paint sales. Consolidated net income increased 20.5 percent to $184.6 million in the second quarter of 2006 and 26.1 percent to $298.3 million in the first six months versus comparable periods in 2005 and improved as a percent to net sales to 7.7 percent from 6.8 percent in the first six months of 2006 versus comparable periods in 2005 due primarily to improved operations. Diluted net income per common share increased 23.1 percent in the second quarter to $1.33 per share from $1.08 per share in 2005 and 30.1 percent in the first six months of 2006 to $2.16 per share from $1.66 per share a year ago.
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
The Company adopted FAS No. 123R, “Share-Based Payments,” effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognized $6.3 million in total stock-based compensation expense during the second quarter of 2006 and $11.4 million during the first six months of 2006. Total unvested stock-based compensation expense was $45.3 million at June 30, 2006 and had a total weighted average remaining vesting term of 1.35 years. See Note B for more information on stock-based compensation.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents increased $212.6 million during the first six months of 2006, more than offsetting a corresponding increase in short-term borrowings, primarily to maintain short-term financial flexibility for the Company. In addition to the higher level of cash on-hand, capital expenditures of $94.4 million, payments of cash dividends of $68.1 million and treasury stock purchases of $62.3 million were funded primarily by net cash from operations, a net increase in short-term borrowings of $155.3 million and proceeds from the exercise of stock options of $41.4 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $250.0 million at an average rate of 4.87 percent at June 30, 2006. The Company had unused maximum borrowing availability of $660.0 million at June 30, 2006 under the commercial paper program that is backed by the Company’s revolving credit agreement.
During the first quarter of 2006, Moody’s Investors Service downgraded the Company’s debt rating from A2 to A3 and placed the Company’s long-term ratings under review for further downgrade. Also during the first quarter, Standard & Poor’s Ratings Services (S&P) placed the Company’s ratings on CreditWatch with negative implications. On April 24, 2006, S&P lowered the Company’s long-term corporate credit rating from A+ to A- and short-term corporate credit rating from A-1 to A-2 and kept the Company’s ratings on CreditWatch with negative implications. These actions related to uncertainties surrounding the potential future cash payments resulting from the Rhode Island lead pigment litigation. The Company improved its financial flexibility by modifying existing borrowing arrangements and obtaining additional sources of funds through new borrowing facilities. See Note N for more information regarding debt.
Since June 30, 2005, cash generated by operations of $850.9 million was used primarily for capital expenditures of $168.0 million, treasury stock purchases of $253.6 million, cash dividends of $124.5 million and net payments of short-term borrowings of $122.3 million.
Capital expenditures during the first six months of 2006 primarily represented expenditures associated with the construction of a new manufacturing facility in the Consumer Group and new store openings and normal equipment replacement in the Paint Stores Group.

During the second quarter of 2006, the Company purchased 849,800 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased in 2006 to 1,250,000. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at June 30, 2006 to purchase 17,171,070 shares of its common stock.
At June 30, 2006, the Company’s current ratio was 1.17, a decrease from the current ratio of 1.22 at December 31, 2005. The decrease in the current ratio was primarily due to the increase in working capital items needed to meet increased demand during the third quarter offset by the reclassification of $197 million of Long-term debt, which is due in the first quarter of 2007.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2006. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2006.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2006 and 2005, the Company had accruals for environmental-related activities of $169.2 million and $151.4 million, respectively.
Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $130.3 million higher than the accruals at June 30, 2006.
Four of the Company’s current and former manufacturing sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2006. Included in the accruals of $169.2 million at June 30, 2006 was $111.2 million related directly to these four sites. Of the aggregate unaccrued exposure of $130.3 million at June 30, 2006, $63.4 million related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $155.3 million to $279.0 million at June 30, 2006 from $123.7 million at December 31, 2005. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments through the first six months of 2006 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Changes to the Company’s accrual for product warranty claims in the first six months of 2006 are disclosed in Note F.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the second quarter and first six months by reportable segment for 2006 and 2005:

(thousands of dollars)

	2006	Change	2005
Three months ended June 30:
Paint Stores Group	$1,328,322	11.8%	$1,187,855
Consumer Group	400,906	-3.3%	414,524
Global Group	398,778	10.4%	361,109
Administrative	1,964	5.0%	1,870

	$2,129,970	8.4%	$1,965,358

Six months ended June 30:
Paint Stores Group	$2,384,408	15.5%	$2,064,219
Consumer Group	730,847	-1.3%	740,840
Global Group	779,353	12.1%	695,122
Administrative	3,890	4.5%	3,722

	$3,898,498	11.3%	$3,503,903

Consolidated net sales increased in the second quarter and the first six months of 2006 as a result of continuing strong domestic and international paint sales.
Net sales in the Paint Stores Group increased due primarily to continuing strong domestic architectural paint sales to contractor and do-it-yourself (DIY) customers and improved industrial maintenance product sales. Net sales from stores open for more than twelve calendar months increased 9.6 percent in the quarter and 13.4 percent in the first six months.
Net sales of the Consumer Group in the second quarter and the first six months of 2006 decreased due to the elimination of a portion of a paint program with a large retail customer partially offset by increased paint sales volume and selling price increases.
The Global Group second quarter and first six months of 2006 net sales increased due primarily to architectural paint selling price increases and volume gains in Mexico and South America and improved automotive and product finishes sales. Favorable currency exchange rates increased net sales of this Segment by 3.5 percent in the first six months of 2006.
Shown below are operating profit and the percent change for the second quarter and first six months by reportable segment for 2006 and 2005:

(thousands of dollars)

	2006	Change	2005
Three months ended June 30:
Paint Stores Group	$217,167	18.9%	$182,691
Consumer Group	76,317	17.3%	65,067
Global Group	34,033	33.6%	25,465
Administrative	(58,392)	8.8%	(53,655)

	$269,125	22.6%	$219,568

Six months ended June 30:
Paint Stores Group	$330,486	28.3%	$257,684
Consumer Group	132,997	13.2%	117,493
Global Group	66,505	43.8%	46,243
Administrative	(98,952)	5.0%	(94,209)

	$431,036	31.7%	$327,211

Consolidated operating profit was favorably impacted by the change in gross profit, which increased $98.4 million and $209.1 million in the second quarter and first six months of 2006, respectively. As a percent of sales, consolidated gross profit increased to 44.0 percent in the quarter from 42.6 percent in the second quarter of 2005 and to 43.8 percent from 42.8 percent in the first half of 2005 primarily due to better factory utilization resulting from higher volumes, the positive effects of the continuing integration of acquisitions and price increases. The Paint Stores Group’s gross profit for the second quarter and first six months of 2006 increased $67.1 million and $146.1 million, respectively, due primarily to increased sales volume and higher selling prices. The Consumer Group’s second quarter gross profit increased from last year by $8.4 million and $17.9 million for the first six months of 2006 over 2005 due to selling price increases, tight spending control and better factory utilization resulting from higher volume sales to the Paint Stores Group that was partially offset by continuing raw material cost increases. The Global Group’s gross profit for the second quarter and the first six months of 2006 increased by $21.1 million and $43.1 million, respectively, due to increased sales volume, increased selling prices and improved operating efficiencies related to additional manufacturing volume.
Consolidated operating profit was also influenced by selling, general and administrative expenses (SG&A), which as a percent of sales decreased to 31.8 percent from 32.4 percent in the first six months of 2006. In the Paint Stores Group, the SG&A percent of sales ratio decreased 1.6 percent due to strong overall SG&A expense control. The Consumer Group’s SG&A percent of sales ratio increased in spite of tight spending control due primarily to sales shortfalls. The Global Group’s SG&A expenses as a percent of sales were lower than last year due to increased sales volume and tight expense control.
The effective tax rates were 31.4 percent and 30.8 percent for the second quarter and first six months of 2006, respectively, and 29.9 percent and 27.4 percent for the second quarter and first six months of 2005, respectively. The lower tax rate in 2005 when compared to 2006 was due to numerous factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Net income increased $31.4 million, or 20.5 percent in the second quarter of 2006 and $61.7, or 26.1 percent, for the first six months of 2006. Diluted net income per common share increased 23.1 percent to $1.33 per share from $1.08 per share in the second quarter of 2006 and 30.1 percent to $2.16 per share from $1.66 per share for the first six months of 2006. The increase in diluted net income per common share of $.50 for the first six months of 2006 resulted primarily from improved operating performance partially offset by a higher effective tax rate and additional expenses related to stock-based compensation.
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
(thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$184,592	$153,221	$298,263	$236,515
Interest expense	16,837	13,556	34,187	25,520
Income taxes	84,533	65,647	132,773	89,756
Depreciation	30,160	29,367	59,839	58,934
Amortization	5,622	6,063	11,259	12,126

EBITDA	$321,744	$267,854	$536,321	$422,851

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman, President and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
April 1 - April 30
Share repurchase program (1)	57,000	$51.13	57,000	17,963,870
Employee transactions (2)				N/A
May 1 - May 31
Share repurchase program (1)	447,700	$49.72	447,700	17,516,170
Employee transactions (2)	7,030	$48.18		N/A
June 1 - June 30
Share repurchase program (1)	345,100	$46.30	345,100	17,171,070
Employee transactions (2)	4,000	$48.96		N/A

Total
Share repurchase program (1)	849,800	$48.43	849,800	17,171,070
Employee transactions (2)	11,030	$48.46		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase programs. On October 21, 2005, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 20.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at June 30, 2006 to purchase 17,171,070 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

Item 5. Other Information.
During the fiscal quarter ended June 30, 2006, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services.
Item 6. Exhibits.
(a)	Exhibits.
4(a)	Credit Agreement, dated as of April 17, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of April 17, 2006, by and between the Company and Citibank, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.

4(c)	Credit Agreement Amendment, dated as of April 25, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated April 25, 2006, and incorporated herein by reference.

4(d)	Credit Agreement Amendment No. 2, dated as of May 8, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 8, 2006, and incorporated herein by reference.

4(e)	Five Year Credit Agreement, dated as of May 23, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.

4(f)	Agreement for Letter of Credit, dated as of May 23, 2006, by and between the Company and Citibank, N.A., filed as Exhibit 4.2 to the Company’s

Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.

10(a)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

10(b)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors, filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 27, 2006	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

July 27, 2006	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
4(a)	Credit Agreement, dated as of April 17, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of April 17, 2006, by and between the Company and Citibank, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.

4(c)	Credit Agreement Amendment, dated as of April 25, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated April 25, 2006, and incorporated herein by reference.

4(d)	Credit Agreement Amendment No. 2, dated as of May 8, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 8, 2006, and incorporated herein by reference.

4(e)	Five Year Credit Agreement, dated as of May 23, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.

4(f)	Agreement for Letter of Credit, dated as of May 23, 2006, by and between the Company and Citibank, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.

10(a)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

10(b)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors, filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

EXHIBIT NO.	EXHIBIT
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).