Form 10-Q
period 2006-09-30
SHERWIN WILLIAMS CO
filed 2006-10-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2006
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

Common Stock, $1.00 Par Value — 134,822,846 shares as of September 30, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	$2,116,711	$1,976,728	$6,015,209	$5,480,631
Cost of goods sold	1,180,933	1,136,983	3,371,432	3,141,946
Gross profit	935,778	839,745	2,643,777	2,338,685
Percent to net sales	44.2%	42.5%	44.0%	42.7%
Selling, general and administrative expenses	648,920	602,517	1,888,067	1,737,177
Percent to net sales	30.7%	30.5%	31.4%	31.7%
Interest expense	16,437	12,092	50,624	37,612
Interest and net investment income	(6,127)	(1,329)	(17,820)	(3,090)
Other (income) expense — net	(143)	7,471	15,179	20,781

Income before income taxes and minority interest	276,691	218,994	707,727	546,205
Income taxes	97,579	66,970	230,352	156,726
Minority interest		416		1,356

Net income	$179,112	$151,608	$477,375	$388,123

Net income per common share:
Basic	$1.34	$1.11	$3.56	$2.82

Diluted	$1.30	$1.07	$3.46	$2.73

Average shares outstanding — basic	133,622,166	136,911,347	134,196,870	137,618,594

Average shares and equivalents outstanding — diluted	137,375,111	141,227,468	138,028,874	141,972,327

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$400,360	$36,041	$29,836
Accounts receivable, less allowance	1,015,139	809,277	956,109
Inventories:
Finished goods	742,416	686,913	711,330
Work in process and raw materials	112,985	121,631	110,307

	855,401	808,544	821,637
Deferred income taxes	110,204	107,739	90,269
Other current assets	163,958	132,784	150,564

Total current assets	2,545,062	1,894,385	2,048,415

Goodwill	887,175	887,374	908,411
Intangible assets	280,352	290,943	295,539
Deferred pension assets	417,416	409,308	434,745
Other assets	159,007	142,037	150,561

Property, plant and equipment	2,006,087	1,880,428	1,849,384
Less allowances for depreciation	1,209,290	1,135,280	1,111,613

	796,797	745,148	737,771

Total assets	$5,085,809	$4,369,195	$4,575,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$275,730	$123,681	$282,629
Accounts payable	855,273	719,977	722,251
Compensation and taxes withheld	201,493	224,760	178,376
Accrued taxes	158,493	80,987	138,909
Current portion of long-term debt	208,648	10,493	10,493
Other accruals	412,475	394,473	374,662

Total current liabilities	2,112,112	1,554,371	1,707,320

Long-term debt	298,755	486,996	487,313
Postretirement benefits other than pensions	230,890	226,526	226,163
Other long-term liabilities	381,890	370,690	401,577

Shareholders’ equity:
Common stock — $1.00 par value:
134,822,846, 135,139,381 and 136,906,023 shares outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	221,590	218,935	218,647
Preferred stock — convertible, no par value:
460,681, 34,702 and 64,394 shares outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	460,681	34,702	64,394
Unearned ESOP compensation	(460,681)	(34,702)	(64,394)
Other capital	666,433	570,394	528,388
Retained earnings	3,420,229	3,044,863	2,997,602
Treasury stock, at cost	(2,040,582)	(1,890,040)	(1,801,517)
Cumulative other comprehensive loss	(205,508)	(213,540)	(190,051)

Total shareholders’ equity	2,062,162	1,730,612	1,753,069

Total liabilities and shareholders’ equity	$5,085,809	$4,369,195	$4,575,442

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$477,375	$388,123
Adjustments to reconcile net income to net operating cash:
Depreciation	90,714	89,531
Amortization of intangibles and other assets	16,881	17,422
Stock-based compensation expense	17,743	5,585
Provisions for environmental-related matters	17,448	12,279
Defined benefit pension plans net credit	(1,127)	(3,674)
Net increase in postretirement liability	4,364	4,188
Other	(3,985)	7,142
Change in working capital accounts — net	(77,105)	(150,430)
Costs incurred for environmental-related matters	(8,283)	(5,819)
Costs incurred for qualified exit costs	(1,968)	(582)
Other	4,809	(395)

Net operating cash	536,866	363,370

INVESTING ACTIVITIES
Capital expenditures	(144,368)	(103,023)
Acquisitions of businesses		(23,267)
Increase in other investments	(26,473)	(19,787)
Proceeds from sale of assets	6,983	10,876
Other	2,061	(1,701)

Net investing cash	(161,797)	(136,902)

FINANCING ACTIVITIES
Net increase in short-term borrowings	150,123	46,527
Net increase (decrease) in long-term debt	9,952	(1,505)
Payments of cash dividends	(102,009)	(85,714)
Proceeds from stock options exercised	61,237	50,748
Income tax effect of stock-based compensation	20,214
Treasury stock purchased	(149,481)	(268,051)
Other	(1,325)	15,254

Net financing cash	(11,289)	(242,741)

Effect of exchange rate changes on cash	539	177

Net increase (decrease) in cash and cash equivalents	364,319	(16,096)
Cash and cash equivalents at beginning of year	36,041	45,932

Cash and cash equivalents at end of period	$400,360	$29,836

Income taxes paid	$151,300	$112,956
Interest paid	58,554	46,012
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended September 30, 2006 and 2005
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, as updated in the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on April 18, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the third quarter ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.
Minority interest reflects the minority shareholder’s interest in the net income of Sherwin-Williams Kinlita Co., Ltd (Kinlita), disposed on September 29, 2005.
Note B—STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (FAS) No. 123R, “Share-Based Payment,” utilizing the “modified prospective” method as described in FAS No. 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FAS No. 123R, prior period amounts were not restated. FAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Condensed Statements of Consolidated Cash Flows, rather than as operating cash flows as required under previous regulations.
At September 30, 2006, the Company had two stock-based compensation plans and total unrecognized stock-based compensation expense of $39.3 million that is expected to be recognized over a weighted-average period of 1.42 years. Total stock-based compensation expense, recognized in Selling, general and administrative expenses, aggregated $6.3 million during the third quarter and $17.7 million during the first nine months of 2006 compared to $1.6 million during the third quarter of 2005 and $5.6 million during the first nine months of 2005. The Company recognized a total income tax benefit of $2.2 million during the third quarter and $6.1 million during the first nine months of 2006 related to stock-based compensation expense compared to $.6 million during the third quarter of 2005 and $2.0 million during the first nine months of 2005. The recognition of total stock-based compensation expense impacted Basic net income per common share and Diluted net income per common share by $.03 and $.03, respectively, during the third quarter of 2006 and $.09 and $.08, respectively, during the first nine months of 2006.
Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and net income per share for prior periods is required by FAS No. 123R. Such pro-forma information, determined as if the Company had accounted for its stock-based compensation under the fair value method during the third quarter and first nine months of 2005, is illustrated in the following table:

	Three months ended	Nine months ended
	September 30,	September 30,
(Thousands of dollars except per share data)	2005	2005
Net income, as reported	$151,608	$388,123
Add: Total stock-based compensation expense included in the determination of net income as reported, net of related tax effects	1,042	3,631
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,246)	(8,661)

Pro forma net income	$149,404	$383,093

Net income per common share:
Basic — as reported	$1.11	$2.82
Basic — pro-forma	$1.09	$2.78
Diluted — as reported	$1.07	$2.73
Diluted — pro-forma	$1.06	$2.71
The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted during the first nine months:

	FAS No. 123R	FAS No. 123
	Expense	Pro forma
	2006	2005
Risk-free interest rate	4.73%	3.65%
Expected life of options	4.5 years	3.0 years
Expected dividend yield of stock	2.25%	2.28%
Expected volatility of stock	.243	.219

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options was calculated using a Monte Carlo simulation model. Historical data was used to develop a post-vest termination rate of 4.77 percent, which was applied to the expected life of options calculation for the 2006 grants. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. Expected volatility of stock was calculated using historical and implied volatilities. The Company applied an estimated forfeiture rate of 4.22 percent to the 2006 grants. This rate was calculated based upon historical activity and is an estimate of granted shares not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future periods.
Cash received from option exercises totaled $61.2 million and $50.7 million during the first nine months of 2006 and 2005, respectively. The Company issues new shares upon exercise of stock options or granting of restricted stock.
2006 Equity and Performance Incentive Plan
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
Grants of restricted stock, which generally require four years of continuous employment from the date of grant before vesting and receiving the shares without restriction, have been awarded to certain officers and key employees under the 2003 Stock Plan. The number of shares to be received without restriction under this plan is based on the Company’s achievement of specified financial goals relating to average return on average equity and earnings before interest, taxes, depreciation and amortization. During the first nine months of 2006, 1,500 shares of restricted stock vested and were delivered to certain officers and key employees under the 2003 Stock Plan and 4,000 shares were forfeited. During the first nine months of 2005, 191,500 shares of restricted stock vested and were delivered to certain officers and key employees under the 2003 Stock Plan and 135,250 shares were forfeited. At September 30, 2006, there were 1,148,600 shares of restricted stock granted to certain officers and key employees outstanding. Unrecognized compensation expense with respect to restricted stock granted to eligible employees amounted to $21.5 million and $15.2 million at September 30, 2006 and 2005, respectively. The unrecognized compensation expense is being amortized on a straight-line basis over the four-year vesting period and is expected to be recognized over a weighted average period of 1.49 years.

A summary of restricted stock granted to certain officers and key employees under the 2003 Stock Plan during the first nine months of 2006 and 2005 is as follows:

	2006	2005
Shares granted	294,975	311,425
Weighted-average fair value of restricted shares granted during the period	$47.11	$43.22
Grants of non-qualified and incentive stock options generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to stock options granted to eligible employees amounted to $16.8 million and $13.4 million at September 30, 2006 and 2005, respectively. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted average period of 1.36 years.
The total intrinsic value of options exercised was $54.9 million and $42.4 million during the first nine months of 2006 and 2005, respectively.
A summary of the Company’s non-qualified and incentive stock option activity and related information for the first nine months ended September 30, 2006 and 2005 is shown in the following table:

	2006			2005
		Weighted-			Weighted-
		Average	Aggregate		Average	Aggregate
	Optioned	Exercise	Intrinsic	Optioned	Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding beginning of year	12,608,942	$31.09		13,286,833	$28.14
Granted	158,364	48.10		235,500	45.28
Exercised	(2,347,335)	26.08		(2,048,048)	24.68
Forfeited	(62,241)	41.01		(314,928)	33.58
Expired	(1,217)	40.24		(2,901)	27.15

Outstanding end of period	10,356,513	$32.42	$23.09	11,156,456	$28.99	$14.73

Exercisable at end of period	6,434,632		$28.42
Weighted-average fair value of options granted during period	$10.91
Reserved for future grants	10,170,571

Exercise prices for optioned shares outstanding as of September 30, 2006 ranged from $17.91 to $52.55. A summary of outstanding and exercisable options is as follows:

Outstanding			Exercisable
		Weighted-			Weighted-
	Weighted-	Average		Weighted-	Average
	Average	Remaining		Average	Remaining
Optioned	Exercise	Contractual	Optioned	Exercise	Contractual
Shares	Price	Life (years)	Shares	Price	Life (years)
10,356,513	$32.42	6.34	6,434,632	$27.09	5.07
2006 Stock Plan for Nonemployee Directors
At the Annual Meeting of Shareholders held on April 19, 2006, the shareholders approved the 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) that replaced the 1997 Stock Plan and authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to in the aggregate 200,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or are cancelled. The Company’s Nonemployee Director Plan permits the granting of stock options, restricted stock, appreciation rights and restricted stock units to members of the Board of Directors who are not employees of the Company. At September 30, 2006, no shares have been granted under the Nonemployee Director Plan. For more information on the Nonemployee Director Plan, see the Company’s Current Report on Form 8-K dated April 19, 2006. For a description of the 1997 Stock Plan’s terms, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Grants of restricted stock under the 1997 Stock Plan generally vest and are received without restriction to the extent of one-third of the granted shares for each year following the date of grant. During the first nine months of 2006 and 2005, 10,500 and 5,000 shares of restricted stock, respectively, vested under the 1997 Stock Plan. There were 32,500 shares of restricted stock granted to nonemployee Directors outstanding at September 30, 2006. Unrecognized compensation expense with respect to stock options granted to nonemployee Directors amounted to $1.0 million and $.7 million at September 30, 2006 and 2005, respectively. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted average period of 1.10 years.
A summary of restricted stock granted to nonemployee Directors under the 1997 Stock Plan during the first nine months of 2006 and 2005 is as follows:

	2006	2005
Shares granted	16,500	15,000
Weighted-average fair value of restricted shares granted during the period	$47.56	$43.22

Note C—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2006 and 2005 were $.25 per common share and $.205 per common share, respectively.
Note D—OTHER (INCOME) EXPENSE — NET
Items included in Other (income) expense — net are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2006	2005	2006	2005
Dividend and royalty income	$(901)	$(860)	$(2,676)	$(2,402)

Net (income) expense of financing and investing activities	(203)	317	(555)	2,164

Loss on disposition of joint venture investment		7,858		7,858

Foreign currency related (gains) losses	(459)	492	2,356	1,363

Provisions for environmental matters — net	2,002		17,448	12,279

Other income	(1,269)	(875)	(3,819)	(3,001)

Other expense	687	539	2,425	2,520

	$(143)	$7,471	$15,179	$20,781

The net (income) expense of financing and investing activities represents the realized gains or losses associated with the disposal of fixed assets, the Company’s investment in certain life insurance policies and financing fees.
The loss on disposition of joint venture investment relates to the disposal of the Company’s majority ownership of Kinlita.
Provisions for environmental matters — net represent site specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not offset by insurance proceeds and are recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 39. See Note K for further details on the Company’s environmental-related activities.
Other income and other expense include items of revenue, gains, expenses and losses that are unrelated to the primary business purpose of the Company and adjustments to prior provisions for exit or disposal activities. Each individual item within these captions was immaterial; no single category of items exceeded $1.0 million.

Note E—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first three quarters of 2006.
The following table summarizes the remaining liabilities associated with qualified exit costs at September 30, 2006 and the activity for the nine-month period then ended:
(Thousands of dollars)

		Actual	Adjustments to
	Balance at	expenditures	prior provisions	Balance at
	December 31,	charged to	in Other (income)	September 30,
Exit Plan	2005	accrual	expense - net	2006
Consumer Group manufacturing facilities shutdown in 2005:
Severance and related costs	$922	$(927)	$5	$—
Other qualified exit costs	986	(333)	(533)	120
Consumer Group manufacturing facility shutdown in 2004:
Other qualified exit costs	650	(225)		425
Qualified exit costs initiated prior to 2004	12,883	(483)		12,400

Totals	$15,441	$(1,968)	$(528)	$12,945

For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note F—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three quarters of 2006 and 2005, including customer satisfaction settlements during the year, were as follows:

(Thousands of dollars)	2006	2005

Balance at January 1	$23,003	$18,098
Charges to expense	28,434	24,587
Settlements	(25,571)	(22,341)

Balance at September 30	$25,866	$20,344

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note G—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2006	2005	2006	2005
Net income	$179,112	$151,608	$477,375	$388,123

Foreign currency translation adjustments	1,659	10,941	8,067	19,375

Marketable equity securities and derivative instruments used in cash flow hedges adjustments, net of taxes	(328)	165	(35)	156

Comprehensive income	$180,443	$162,714	$485,407	$407,654

Note H— NET INCOME PER COMMON SHARE

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars except per share data)	2006	2005	2006	2005

Basic
Average common shares outstanding	133,622,166	136,911,347	134,196,870	137,618,594

Net income	$179,112	$151,608	$477,375	$388,123

Net income per common share	$1.34	$1.11	$3.56	$2.82

Diluted
Average common shares outstanding	133,622,166	136,911,347	134,196,870	137,618,594
Non-vested restricted stock grants	1,181,100	886,225	1,147,385	971,700
Stock options and other contingently issuable shares	2,571,845	3,429,896	2,684,618	3,382,033

Average common shares assuming dilution	137,375,111	141,227,468	138,028,873	141,972,327

Net income	$179,112	$151,608	$477,375	$388,123

Net income per common share	$1.30	$1.07	$3.46	$2.73

Note I—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Effective January 1, 2006, the Company changed its reportable operating segments based on recent organizational changes in its management structure. The Company’s reportable operating segments now are: Paint Stores Group, Consumer Group and Global Group. The Global Group Segment consists of certain business units with foreign or worldwide operations that were reported in the previous Paint Stores, Consumer, Automotive Finishes and International Coatings Segments. Amounts previously reported for the third quarter and first nine months of 2005 have been updated to reflect this change. See the Company’s Current Report on Form 8-K dated April 18, 2006 and Exhibit 99.1 attached thereto which updates the Company’s business segment information to reflect the changes in reportable operating segments for each calendar quarter of 2005 and each of the five years through the year ended December 31, 2005.
Net External Sales/ Segment Profit (Loss)

	2006		2005
	Net	Segment	Net	Segment
	External	Profit	External	Profit
(Thousands of dollars)	Sales	(Loss)	Sales	(Loss)
Three months ended September 30:
Paint Stores Group	$1,347,720	$226,722	$1,231,034	$178,434
Consumer Group	354,967	60,273	360,244	54,112
Global Group	412,049	42,721	383,561	23,539
Administrative	1,975	(53,025)	1,889	(37,091)

Consolidated totals	$2,116,711	$276,691	$1,976,728	$218,994

Nine months ended September 30:
Paint Stores Group	$3,732,128	$557,208	$3,295,253	$436,118
Consumer Group	1,085,814	193,270	1,101,084	171,605
Global Group	1,191,402	109,226	1,078,683	69,782
Administrative	5,865	(151,977)	5,611	(131,300)

Consolidated totals	$6,015,209	$707,727	$5,480,631	$546,205

Intersegment Transfers

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars)	2006	2005	2006	2005
Consumer Group	$456,869	$430,155	$1,286,552	$1,114,666
Global Group	37,263	32,739	106,963	89,825
Administrative	1,306	1,264	3,760	3,910

Segment totals	$495,438	$464,158	$1,397,275	$1,208,401

Segment profit (loss) is total revenue, including intersegment transfers, less operating costs and expenses. Domestic intersegment transfers are accounted for at the approximate fully absorbed manufactured cost plus distribution costs. Foreign intersegment transfers are accounted for at values comparable to normal unaffiliated customer sales. Administrative segment loss includes interest which is unrelated to certain financing activities of the Operating Segments, certain foreign currency transaction losses related to dollar-denominated debt and other financing activities, stock-based compensation expense and other adjustments.
Net external sales and segment profits of all consolidated foreign subsidiaries were $214.1 million and $21.3 million, respectively, for the third quarter of 2006, and $203.8 million and $11.1 million, respectively, for the third quarter of 2005. Net external sales and segment profits of these subsidiaries were $611.1 million and $50.6 million, respectively, for the first nine months of 2006, and $555.8 million and $27.9 million, respectively, for the first nine months of 2005. Long-lived assets of these subsidiaries totaled $127.1 million and $123.2 million at September 30, 2006 and 2005, respectively. Domestic operations account for the remaining net external sales, segment profits and long-lived assets. Administrative segment loss does not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.
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
Note J—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2006	2005	2006	2005	2006	2005

Three months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$4,722	$4,316	$660	$587	$1,146	$1,111
Interest cost	3,697	3,406	750	673	4,020	4,345
Expected return on assets	(11,335)	(11,003)	(591)	(503)
Recognition of:
Unrecognized prior service cost	151	154	15	15	(158)	(1,112)
Unrecognized actuarial loss	1,244	781	340	303	860	1,265

Net periodic benefit (credit) cost	$(1,521)	$(2,346)	$1,174	$1,075	$5,868	$5,609

Nine months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$14,166	$12,946	$1,934	$1,836	$3,438	$3,333
Interest cost	11,091	10,220	2,194	2,097	12,060	13,035
Expected return on assets	(34,005)	(33,009)	(1,729)	(1,554)
Recognition of:
Unrecognized prior service cost	453	464	45	53	(474)	(3,336)
Unrecognized actuarial loss	3,732	2,345	992	928	2,580	3,795

Net periodic benefit (credit) cost	$(4,563)	$(7,034)	$3,436	$3,360	$17,604	$16,827

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE K—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $144.0 million higher than the accrued amount at September 30, 2006. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.
Included in Other long-term liabilities at September 30, 2006 and 2005 were accruals for extended environmental-related activities of $135.9 million and $124.2 million, respectively. Estimated costs of current investigation and remediation activities of $33.5 million and $24.9 million are included in Other accruals at September 30, 2006 and 2005, respectively.
Four of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2006. Included in the accruals of $169.4 million at September 30, 2006 is $111.3 million related directly to these four sites. In the aggregate unaccrued exposure of $144.0 million at September 30, 2006, $75.0 million relates to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Note L—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September of 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FAS No. 87, 88, 106, and 132R. FAS No. 158 makes numerous changes to accounting for pension and postretirement benefit plans. The most significant change is that the funded status of all postretirement plans will be recorded on the balance sheet. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of taxes, as a component of Shareholders’ equity. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt the standard at December 31, 2006 and expects to recognize all actuarial losses and prior service costs and credits in Cumulative other comprehensive loss. Adoption of FAS No. 158 is not expected to have an impact on the Company’s results of operations, cash flow or liquidity.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this FAS as required and management is currently assessing the effect FAS No. 157 will have on the Company’s results of operations, financial condition and liquidity.
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the FSP as required and management does not expect FSP AUG AIR-1 to have an impact on the Company’s results of operations, financial condition or liquidity.
In September 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-4, “Accounting for Deferred Comp./Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. The EITF is effective for fiscal years beginning after

December 15, 2007. The Company will adopt the EITF as required and management is currently assessing the effect EITF Issue No. 06-4 will have on the Company’s results of operations, financial condition and liquidity.
In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-5, “Accounting For Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF Issue No. 06-5 indicates that policyholders should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy. The EITF is effective for fiscal years beginning after December 15, 2006 and management does not expect the adoption of EITF Issue No. 06-5 to have an impact on the Company’s results of operations, financial condition and liquidity.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required and management is currently assessing the effect FIN 48 will have on the Company’s results of operations, financial condition and liquidity.
In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt this consensus as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.
Note M—INCOME TAXES
The effective tax rates were 35.3 percent and 32.6 percent for the third quarter and first nine months of 2006, respectively, and 30.6 percent and 28.7 percent for the third quarter and first nine months of 2005, respectively. The lower tax rate in 2005 when compared to 2006 was due to numerous favorable factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Note N—DEBT
See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 for a complete description of the Company’s borrowing arrangements. The following represents significant changes that occurred to borrowings outstanding and terms of the arrangements during 2006.

At September 30, 2006, borrowings outstanding under the domestic commercial paper program totaled $246.5 million at an average rate of 5.63 percent. The nine-month increase in Short-term borrowings was due primarily to maintain short-term financial flexibility for the Company and support the seasonal increase in working capital.
On February 1, 2006, the Company sold or contributed certain of its accounts receivable to SWC Receivables Funding LLC (SWC), a consolidated wholly-owned subsidiary. SWC entered into an accounts receivable securitization borrowing facility with a third-party program agent. Under this program, SWC may borrow up to $500.0 million and will secure such borrowings by granting a security interest in the accounts receivable, related security and the cash collections and proceeds of the receivables. At September 30, 2006, SWC had no borrowings outstanding under this program.
On April 17, 2006, the Company entered into an additional three-year credit agreement, which was amended on April 25, 2006 and May 8, 2006. This additional credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250.0 million. At September 30, 2006, there were no borrowings outstanding under the agreement.
On May 23, 2006, the Company entered into an additional five-year credit agreement. This additional credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $100.0 million. The agreement was amended on July 24, 2006 to increase the aggregate availability to $250.0 million. At September 30, 2006, there were no borrowings outstanding under the agreement.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. Various post-trial motions and other matters remain before the Court. The Court has ruled that it will determine the scope and manner of the abatement remedy. The Court has not yet established a procedure or a time frame to make that determination. The Company intends to appeal the jury’s verdict if the defendant’s post-trial motions are not granted.
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
Other Public Nuisance Claim Litigation
The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, and several cities in the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland

Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim.
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
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. Discovery is currently proceeding in this matter and a previous trial date of January 8, 2007 has been postponed.

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
In September and October 2006, several cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings.
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
Note Q—STOCK PURCHASE PLAN AND PREFERRED STOCK
On August 27, 2003, the Company issued 350,000 shares of preferred stock, no par value with cumulative quarterly dividends of ten dollars per share, for $350.0 million to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan (ESOP). The ESOP financed the acquisition of the preferred stock by borrowing $350.0 million from the Company at the rate of 4.5 percent per annum. Each share of preferred stock was entitled to one vote upon all matters presented to the Company’s shareholders and generally voted with the common stock together as one class. The preferred stock was held in an unallocated account by the ESOP until the value of compensation expense related to the Company’s contributions was earned at which time contributions were credited to the members’ accounts. The ESOP redeemed the remaining 34,702 shares of preferred stock for cash during the first two quarters of 2006.

On August 1, 2006, the Company issued 500,000 shares of preferred stock, no par value with cumulative quarterly dividends of $11.25 per share, for $500.0 million to the ESOP. The ESOP financed the acquisition of the preferred stock by borrowing $500.0 million from the Company at the rate of 5.5 percent per annum. This borrowing is payable over ten years in equal quarterly installments. Each share of preferred stock is entitled to one vote upon all matters presented to the Company’s shareholders and generally votes with the common stock together as one class. The preferred stock is held in an unallocated suspense account by the ESOP until the value of compensation expense related to the Company’s contributions is earned at which time contributions are credited to the members’ accounts. The preferred stock is redeemable for cash and convertible into common stock at the option of the ESOP based on the relative fair value of the preferred and common stock at the time of conversion. The ESOP redeemed 39,319 shares of preferred stock for cash during the third quarter of 2006.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased 7.1 percent to $2.12 billion in the third quarter of 2006 and 9.8 percent to $6.02 billion in the first nine months of 2006 versus comparable periods in 2005. The net sales gains in the third quarter and first nine months were primarily a result of strong paint sales by stores open for more than twelve calendar months in the Paint Stores Group and by the Global Group. Consolidated net income increased 18.1 percent to $179.1 million in the third quarter of 2006 and 23.0 percent to $477.4 million in the first nine months versus comparable periods in 2005 due primarily to improved operations. Consolidated net income improved as a percent to net sales to 7.9 percent from 7.1 percent in the first nine months of 2006 versus comparable periods in 2005. Diluted net income per common share increased 21.5 percent in the third quarter to $1.30 per share from $1.07 per share in 2005 and 26.7 percent in the first nine months of 2006 to $3.46 per share from $2.73 per share a year ago.
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
The Company adopted FAS No. 123R, “Share-Based Payments,” effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognized $6.3 million in total stock-based compensation expense during the third quarter of 2006 and $17.7 million during the first nine months of 2006. Total unrecognized stock-based compensation expense was $39.3 million at September 30, 2006 and is expected to be recognized over a weighted-average period of 1.42 years. See Note B for more information on stock-based compensation.
There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of FAS No. 123R as described above. Changes in the Company’s accruals for environmental remediation-related activities since the year ended December 31, 2005 are disclosed in Note K. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on April 18, 2006.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents increased $364.3 million during the first nine months of 2006, more than offsetting an increase of $152.0 million in short-term borrowings, primarily to maintain short-term financial flexibility for the Company. In addition to the net increase of cash on-hand and short-term borrowings, capital expenditures of $144.4 million, payments of cash dividends of $102.0 million and treasury stock purchases of $149.5 million were funded primarily by net cash from operations and proceeds from the exercise of stock options of $61.2 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $246.5 million at an average rate of 5.63 percent at September 30, 2006. The Company had unused maximum borrowing availability of $663.5 million at September 30, 2006 under the commercial paper program that is backed by the Company’s revolving credit agreement.
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
Since September 30, 2005, cash generated by operations of $890.2 million was used primarily for capital expenditures of $184.4 million, treasury stock purchases of $237.9 million, cash dividends of $129.9 million and the retention of $370.5 million of cash and cash equivalents.

Capital expenditures during the first nine months of 2006 primarily represented expenditures associated with the construction of a new manufacturing facility in the Consumer Group and new store openings and normal equipment replacement in the Paint Stores Group.
During the third quarter of 2006, the Company purchased 1,700,000 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased in 2006 to 2,950,000. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at September 30, 2006 to purchase 15,471,070 shares of its common stock.
At September 30, 2006, the Company’s current ratio was 1.21, a decrease from the current ratio of 1.22 at December 31, 2005. The decrease in the current ratio was primarily due to increased short-term borrowings, the reclassification of $197 million of Long-term debt, which is due in the first quarter of 2007 and the increase in Accounts payable which was mainly offset by the increase in Cash and cash equivalents.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. Various post-trial motions and other matters remain before the Court. The Court has ruled that it will determine the scope and manner of the abatement remedy. The Court has not yet established a procedure or a time frame to make that determination. The Company intends to appeal the jury’s verdict if the defendant’s post-trial motions are not granted.
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
Other Public Nuisance Claim Litigation
The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, and several cities in the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim.
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
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. Discovery is currently proceeding in this matter and a previous trial date of January 8, 2007 has been postponed.
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
In September and October 2006, several cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2006. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2006.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2006 and 2005, the Company had accruals for environmental-related activities of $169.4 million and $149.1 million, respectively.
Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $144.0 million higher than the accruals at September 30, 2006.
Four of the Company’s current and former manufacturing sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2006. Included in the accruals of $169.4 million at September 30, 2006 was $111.3 million related directly to these four sites. Of the aggregate unaccrued exposure of $144.0 million at September 30, 2006, $75.0 million related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $152.0 million to $275.7 million at September 30, 2006 from $123.7 million at December 31, 2005 primarily to maintain short-term financial flexibility for the Company and to help fund seasonal working capital needs. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments through the first nine months of 2006 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in the Company’s Current Report on Form 8-K which was filed with the SEC on April 18, 2006.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2006 are disclosed in Note F.

RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the third quarter and first nine months by reportable segment for 2006 and 2005:
(thousands of dollars)

	2006	Change	2005
Three months ended September 30:
Paint Stores Group	$1,347,720	9.5%	$1,231,034
Consumer Group	354,967	-1.5%	360,244
Global Group	412,049	7.4%	383,561
Administrative	1,975	4.6%	1,889

	$2,116,711	7.1%	$1,976,728

Nine months ended September 30:
Paint Stores Group	$3,732,128	13.3%	$3,295,253
Consumer Group	1,085,814	-1.4%	1,101,084
Global Group	1,191,402	10.4%	1,078,683
Administrative	5,865	4.5%	5,611

	$6,015,209	9.8%	$5,480,631

Consolidated net sales increased in the third quarter and the first nine months of 2006 due primarily to strong paint sales by stores open for more than twelve calendar months in the Paint Stores Group and by the Global Group.
Net sales of all consolidated foreign subsidiaries were up 5.0 percent to $214.1 million for the third quarter and up 9.9 percent to $611.1 million for the first nine months of 2006 versus $203.8 million and $555.8 million for the respective comparable periods in 2005. All other net sales were up 7.3 percent to $1.903 billion for the third quarter and up 9.7 percent to $5.404 billion for the first nine months of 2006 versus $1.773 billion and $4.925 billion for the respective comparable periods in 2005.
Net sales in the Paint Stores Group increased due primarily to strong domestic architectural paint sales to contractors in the first half of 2006 that softened slightly in the third quarter and improved industrial maintenance product sales. Net sales from stores open for more than twelve calendar months increased 7.2 percent in the quarter and 11.1 percent in the first nine months. Total paint sales volume percentage increases were in the low single digits for the third quarter of 2006 and mid single digits for the first nine months over comparable periods in 2005. Sales of products other than paint increased 9.8 percent for the third quarter and 12.7 percent for the first nine months over comparable periods in 2005. A discussion of changes in volume versus pricing for such sales is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group in the third quarter and the first nine months of 2006 decreased primarily due to lower sales volume to certain major retail customers as they continue to drive up inventory turns, sluggish retail sales at some other customers and the elimination of a portion of a paint program with a large retail customer that most significantly impacted the first half of 2006. Increased sales of products other than paint of 1.2 percent in the third quarter and 2.6 percent in the first nine months of 2006 over 2005 were more than offset by paint volume declines.
The Global Group’s third quarter net sales increased due primarily to paint and other coatings sales volume increases of 7.2 percent. Total paint and other coatings sales volume increased by 5.8 percent in the first nine months of 2006 over 2005. Kinlita, a Chinese joint venture disposed of at the end of the third quarter of 2005, represented $7.1 million of sales for the third quarter and $17.0 million in the first nine months of 2005. All but one of the worldwide operations of the Global Group contributed to the volume increases in net sales. Favorable currency exchange rates increased net sales of this Segment by 1.8 percent in the quarter and 2.9 percent in the first nine months of 2006.
Shown below is segment profit (loss) and the percent change for the third quarter and first nine months by reportable segment for 2006 and 2005:

(thousands of dollars)

	2006	Change	2005
Three months ended September 30:
Paint Stores Group	$226,722	27.1%	$178,434
Consumer Group	60,273	11.4%	54,112
Global Group	42,721	81.5%	23,539
Administrative	(53,025)	-43.0%	(37,091)

	$276,691	26.3%	$218,994

Nine months ended September 30:
Paint Stores Group	$557,208	27.8%	$436,118
Consumer Group	193,270	12.6%	171,605
Global Group	109,226	56.5%	69,782
Administrative	(151,977)	-15.7%	(131,300)

	$707,727	29.6%	$546,205

Consolidated segment profit was favorably impacted by a change in consolidated gross profit, which increased $96.0 million and $305.1 million in the third quarter and first nine months of 2006, respectively. As a percent of sales, consolidated gross profit increased to 44.2 percent in the quarter from 42.5 percent in the third quarter of 2005 and to 44.0 percent from 42.7 percent in the first nine months of 2005 primarily due to selling price increases, better factory utilization and fixed cost absorption relating to higher volumes. The Paint Stores Group’s gross profit for the third quarter and first nine months of 2006 increased $73.2 million and $219.3 million, respectively, due primarily to the increases in paint sales volume and higher selling prices. The Consumer Group’s third quarter gross profit increased from last year by $6.2 million and $24.1 million for the first nine months of 2006 over 2005 primarily due to better factory utilization and fixed cost absorption resulting from higher volume sales to the Paint Stores Group and selling price increases that were partially offset by raw material cost increases. The Global Group’s gross profit for the third quarter and the first nine months of 2006 increased by $16.6 million and $59.7 million, respectively. Foreign exchange fluctuations increased gross profit by $2.2 million for the third quarter and $9.8 million for the first nine months of 2006. Increased paint and other coatings sales volume of 7.2 percent for the third quarter and 5.8 percent for the first nine months, increased selling prices and improved operating efficiencies related to additional manufacturing volume also contributed to the increase in gross profit for the Global Group.
Consolidated segment profit was also influenced by selling, general and administrative expenses (SG&A), which increased slightly as a percent to sales to 30.7 percent from 30.5 for the third quarter and decreased as a percent of sales to 31.4 percent from 31.7 percent for the first nine months of 2006 compared to 2005. In the Paint Stores Group, the SG&A percent of sales ratio decreased 1.0 percent for the third quarter of 2006 and 1.3 percent for the first nine months due to increased net sales. The effects of the increases in net sales were partially offset by increased spending due to the number of new store openings and variable costs associated with sales volume at the store level. The Consumer Group’s SG&A spending increased less than 2.0 percent for both the third quarter and the first nine months of 2006 due to stringent spending guidelines for all expense categories and increased slightly for both periods as a percent of sales due to sales shortfalls. The Global Group’s SG&A expenses as a percent of sales decreased slightly for both periods compared to last year as a result of increased net sales which were partially offset by higher expenses relating to more new branch openings and exchange rate fluctuations of $1.4 million and $6.2 million in the third quarter and first nine months of 2006, respectively.
Administrative expenses for the third quarter and the first nine months of 2006 were higher than the respective periods of 2005 due mainly to compensation and benefit related expenses not directly related to operating segments, including the additional expenses related to stock-based compensation recorded in 2006.
The effective tax rates were 35.3 percent and 32.6 percent for the third quarter and first nine months of 2006, respectively, and 30.6 percent and 28.7 percent for the third quarter and first nine months of 2005, respectively. The lower tax rate in 2005 when compared to 2006 was due to numerous factors including the impact of the settlement of federal and state audit issues and tax benefits related to foreign operations.
Net income increased $27.5 million, or 18.1 percent in the third quarter of 2006 and $89.3, or 23.0 percent, for the first nine months of 2006. Diluted net income per common share increased 21.5 percent to $1.30 per share from $1.07 per share in the third quarter of 2006 and 26.7 percent to $3.46 per share from $2.73 per share for the first nine months of 2006. The increase in diluted net income per common share of $.73 for the first nine months of 2006 resulted primarily from improved operating performance partially offset by a higher effective tax rate and additional expenses related to stock-based compensation.
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
(thousands of dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$179,112	$151,608	$477,375	$388,123
Interest expense	16,437	12,092	50,624	37,612
Income taxes	97,579	66,970	230,352	156,726
Depreciation	30,875	30,597	90,714	89,531
Amortization	5,622	5,296	16,881	17,422

EBITDA	$329,625	$266,563	$865,946	$689,414

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan

July 1 — July 31
Share repurchase program (1)	157,200	$49.26	157,200	17,013,870
Employee transactions (2)	7,423	$50.18		N/A
August 1 — August 31
Share repurchase program (1)	872,800	$50.28	872,800	16,141,070
Employee transactions (2)	9,187	$50.69		N/A
September 1 — September 30
Share repurchase program (1)	670,000	$52.93	670,000	15,471,070
Employee transactions (2)	2,700	$53.32		N/A

Total
Share repurchase program (1)	1,700,000	$51.23	1,700,000	15,471,070
Employee transactions (2)	19,310	$50.86		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 21, 2005, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 20.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at September 30, 2006 to purchase 15,471,070 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2006, the Audit Committee of the Board of Directors of the Company approved audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These audit services were approved within categories related to foreign subsidiary financial statements.
Item 6. Exhibits.

(a)	Exhibits.

3	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006 (filed herewith).

4	Five Year Credit Agreement Amendment, dated as of July 24, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report of Form 8-K dated July 24, 2006, and incorporated herein by reference.

10(a)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

10(b)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

10(c)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

10(d)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors, filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
October 25, 2006	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

October 25, 2006	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
3	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006 (filed herewith).

4	Five Year Credit Agreement Amendment, dated as of July 24, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report of Form 8-K dated July 24, 2006, and incorporated herein by reference.

10(a)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

10(b)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

10(c)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(c) to the

EXHIBIT NO.	EXHIBIT
Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

10(d)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors, filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).