Form 10-K
period 2006-12-31
SHERWIN WILLIAMS CO
filed 2007-02-28
CIK 89800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

     At January 31, 2007, 134,452,953 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2006 was $6,421,419,020 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2006 (“2006 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

     Portions of our Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2006 are incorporated by reference into Part III of this report.

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

      We also make available free of charge on our website our Corporate Governance Guidelines, our Director Independence Standards, our Business Ethics Policy and the charters of our Audit Committee, our Compensation and Management Development Committee, and our Nominating and Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com. Any person may receive a copy of any of these documents free of charge by writing to us at The Sherwin-Williams Company, 101 Prospect Avenue, N.W., Cleveland, Ohio 44115, Attention: Investor Relations.

Basis of Reportable Segments

      We report our segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with Statement of Financial Accounting Standards (FAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Effective January 1, 2006, we changed our reportable operating segments based on organizational changes in our management structure. Our reportable operating segments now are: Paint Stores Group, Consumer Group and Global Group (collectively, the “Reportable Operating Segments”). The Global Group consists of certain business units with foreign or worldwide operations that were reported in the previous Paint Stores, Consumer, Automotive Finishes and International Coatings segments. Amounts previously reported have been reclassified to conform with the 2006 presentation. Factors considered in determining our three Reportable Operating Segments include the nature of the business activities, existence of managers responsible for the operating activities and information presented to the Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment.

      The Company’s chief operating decision maker (CODM) has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each reportable operating segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Operating Segments based on profit or loss and cash generated from operations before income taxes. The accounting policies of the Reportable Operating Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 47 through 51 of our 2006 Annual Report, which is incorporated herein by reference.

Paint Stores Group

      The Paint Stores Group consisted of 3,046 company-operated specialty paint stores in the United States, Canada, Virgin Islands and Puerto Rico at December 31, 2006. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, industrial and marine products, OEM product finishes and related items. These products are produced by manufacturing facilities in the Consumer and Global Groups. In addition, each store sells selected purchased associated products. During 2006, this segment opened 117 net new stores, consisting of 113 stores in the United States and 4 in Canada. In 2005, there were 95 net new stores opened (88 in the United States). In 2004, there were 297 net new stores opened or acquired (294 in the United States). The loss of any single customer would not have a material adverse effect on the business of this segment.

Consumer Group

      The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers and the Paint Stores Group primarily in the United States and Canada. The acquisition of Susannah Dobbs Company LLC in 2006 was included in this segment. Approximately 55 percent of the total sales of the Consumer Group in 2006, including inter-segment transfers, represented products sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures.

Global Group

      The Global Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, industrial and marine products, automotive finishes and refinish products, OEM coatings and related products in North and South America, Jamaica, the United Kingdom, Europe and China. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s network of 469 company-operated branches — 237 in the United States, 84 in Mexico, 44 in Chile, 56 in Brazil, 23 in Canada, 16 in Jamaica, 6 in Uruguay, 2 in Argentina, 1 in Peru — and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. At December 31, 2006, the Global Group consisted of operations in the United States, 14 foreign countries, 3 foreign joint ventures and income from licensing agreements in 14 foreign countries.

Administrative Segment

      The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment was interest expense which was unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other expenses which were not directly associated with any Reportable Operating Segment. The Administrative segment did not include any significant foreign operations. Also included in the Administrative segment was a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.

Segment Financial Information

      For financial information regarding our Reportable Operating Segments, including net external sales, segment profit, identifiable assets and other information by segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 75 through 78 of our 2006 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

      Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 77 of our 2006 Annual Report, which is incorporated herein by reference.

      Additional information regarding risks attendant to foreign operations is set forth on page 33 of our 2006 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

      For additional information regarding our business and business developments, see pages 6 through 13 of our 2006 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2006 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

      Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2007. There are sufficient suppliers of each product purchased for resale that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2007.

Seasonality

      The majority of the sales for the Paint Stores Group, Consumer Group and Global Group traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.

Working Capital

      In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventory and receivables) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 23 through 33 of our 2006 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

      Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each Reportable Operating Segment are set forth below.

•	Paint Stores Group: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, Duration®, Master Hide®, ExpressTech® and Duron®.

•	Consumer Group: Thompson’s® WaterSeal®, Dutch Boy®, Cuprinol®, Pratt & Lambert®, Martin Senour®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate DispersionsTM, DobcoTM, Kool Seal® and Snow Roof®.

•	Global Group: Sherwin-Williams®, Martin Senour®, Western™, Lazzuril™, Excelo™, Baco™, Planet Color™, Ultra-Cure®, Dutch Boy®, Krylon®, Kem-Tone®, Pratt & Lambert®, Minwax®, Kem Aqua®,

Sher-Wood®, Powdura®, Polane®, Ronseal™, Colorgin™, Pulverlack™, Sumare™, Andina™, Marson™, Tri-Flow®, Thompson’s® WaterSeal®, Martin Senour®, Metalatex®, Novacor® and Loxon®.

Patents

      Although patents and licenses are not of material importance to our business as a whole or any segment, the international operations of the Global Group derive a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

      Backlog orders are not significant in the business of any Reportable Operating Segment since there is normally a short period of time between the placing of an order and shipment. Sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2007.

Research and Development

      For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 50 of our 2006 Annual Report, which is incorporated herein by reference.

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

      In the Paint Stores Group, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, service and price determine the competitive advantage for this segment.

      In the Consumer Group, domestic and foreign competitors include manufacturers and distributors of branded and private labeled paint and coatings products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for this segment.

      The Global Group has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. Key competitive factors for this segment include technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price.

      The Administrative segment has many competitors consisting of other real estate owners, developers and managers in areas in which this segment owns property. The main competitive factors are the availability of property and price.

Employees

      We employed 30,767 persons at December 31, 2006.

Environmental Compliance

      For additional information regarding environmental-related matters, see pages 25 through 27 of our 2006 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 49, 63 through 65, and 72 and 73, respectively, of our 2006 Annual Report, which is incorporated herein by reference.

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

      We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. Although raw materials and energy supplies are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy may have an adverse effect on our earnings in the event we are unable to offset these costs by sufficiently decreasing our operating costs or raising the prices of our products. Many of our paint and coatings products utilize titanium dioxide, which is widely used as a white pigment for paint. During 2006, we experienced significant cost increases in energy and raw materials, particularly titanium dioxide and petroleum-based materials, which adversely impacted our earnings.

Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales and earnings.

      We have a large and varied customer base due to our extensive distribution network. During 2006, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels would help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales and earnings.

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

      Net external sales of our consolidated foreign subsidiaries totaled approximately $831 million in 2006, or 10.6% of our total consolidated net sales. Sales outside of the United States make up an important part of our current business and future strategic plans. Our sales and earnings could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our sales and earnings.

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

      In the course of our business, we are subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. We accrue for these contingencies when it is probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, our ultimate liability may result in costs that are significantly higher than currently accrued. In the event that our loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, liquidity or financial condition.

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

      During September 2002, a jury trial commenced in the first phase of the action brought by the State of Rhode Island against us and the other defendants. The sole issue in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision.

      The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (1) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) we, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) we and two other defendants should be ordered to abate the public nuisance. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendants’ post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against us and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. We intend to appeal the jury’s verdict and the Court’s decision.

      Litigation is inherently subject to many uncertainties. Adverse court rulings, such as the Rhode Island jury verdict and the Wisconsin State Supreme Court’s determination in July 2005 that Wisconsin’s risk contribution theory may apply to the lead pigment litigation, or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against us and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products and to overturn court decisions in which we and other manufacturers have been successful. We cannot reasonably determine the impact that the State of Rhode Island decision and determination of liability will have on the number or nature of present or future claims and proceedings against us.

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

      We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on pages 21 and 22 of our 2006 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 29 through 33 of our 2006 Annual Report under the caption “Litigation,” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 of the Notes to Consolidated Financial Statements on pages 65 through 68 of our 2006 Annual Report.

The costs or potential liability ultimately determined to be attributable to us through our ownership of Life Shield could have an adverse effect on our results of operations, liquidity or financial condition.

      We own a 25% interest in Life Shield Engineered Systems, LLC and are obligated to acquire an additional 24% interest in Life Shield in October 2007. Life Shield is a start-up company that develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, liquidity and financial condition. We discuss these risks and uncertainties in more detail on page 29 of our 2006 Annual Report under the caption entitled “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.  PROPERTIES

      We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for the Paint Stores Group, Consumer Group and Global Group. Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet our current needs.

PAINT STORES GROUP

Manufacturing Facilities

Atlanta, Georgia	Owned	Beltsville, Maryland	Owned

Distribution Facilities

Atlanta, Georgia	Owned	Beltsville, Maryland	Owned

CONSUMER GROUP

Manufacturing Facilities

Andover, Kansas
Baltimore, Maryland
Bedford Heights, Ohio
Chicago, Illinois
Cincinnati, Ohio
Coffeyville, Kansas
Crisfield, Maryland
Deshler, Ohio
Ennis, Texas
Fernley, Nevada
Flora, Illinois
Fort Erie, Ontario, Canada
Garland, Texas
Greensboro, North Carolina	Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned Owned	Holland, Michigan
Largo, Florida
Lawrenceville, Georgia
Manchester, Georgia
Memphis, Tennessee
Morrow, Georgia
Norfolk, Virginia
Olive Branch, Mississippi
Orlando, Florida
Portland, Oregon
Reno, Nevada
San Diego, California
South Holland, Illinois
Twinsburg, Ohio	Owned Owned Owned Owned Owned Owned Leased Owned Owned Leased Owned Leased Owned Owned

Distribution Facilities

Atlanta, Georgia Effingham, Illinois Fredericksburg, Pennsylvania Memphis, Tennessee Reno, Nevada(2)	Leased Leased Owned Leased Leased	San Juan, Puerto Rico Swaffham, England Vaughan, Ontario, Canada Waco, Texas Winter Haven, Florida	Leased Leased Leased Leased Leased

GLOBAL GROUP

Manufacturing Facilities

Aprilia, Italy Arica, Chile Arlington, Texas Buenos Aires, Argentina Columbus, Ohio Greensboro, North Carolina Grimsby, Ontario, Canada Kingston, Jamaica Ontario, California Richmond, Kentucky	Leased Owned Owned Owned Owned Owned Owned Owned Leased Owned	Rio Grande do Sul, Brazil Rockford, Illinois Santiago, Chile Santiago, Chile Sao Paulo, Brazil(3) Shanghai, China Spartanburg, South Carolina Sheffield, England Texcoco, Mexico Vallejo, Mexico	Leased Leased Leased Owned Owned Owned Leased Owned Owned Owned

Distribution Facilities

Aprilia, Italy Buenos Aires, Argentina Guadalajara, Mexico Hermosilla, Mexico(2) Kingston, Jamaica Lima, Peru Mechelen, Belgium Mexico City, Mexico Monterrey, Mexico Perpignan, France	Leased Owned Leased Leased Owned Leased Leased Owned Leased Leased	Richmond, Kentucky Rio Grande do Sul, Brazil Santiago, Chile Santiago, Chile Sao Paulo, Brazil(3) Shanghai, China Texcoco, Mexico Valencia, Venezuela Zaragoza, Mexico	Owned Leased Leased Owned Owned Owned Leased Leased Owned

      The operations of the Paint Stores Group included 3,046 company-operated specialty paint stores, of which 120 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Mexico at December 31, 2006. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2006:

•	the Mid Western Division operated 775 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 438 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated 1,100 paint stores principally covering the lower east and gulf coast states, Puerto Rico and the Virgin Islands; and

•	the South Western Division operated 733 paint stores in the central plains and the lower west coast states.

      In 2006, the Paint Stores Group opened 117 net new paint stores.

      The Global Group operated 237 branches in the United States, of which one was owned, at December 31, 2006. The Global Group also operated 232 branches outside of the United States, of which six were owned and 226 were leased in Mexico (84), Brazil (56), Chile (44), Canada (23), Jamaica (16), Uruguay (6), Argentina (2) and Peru (1) at December 31, 2006.

      Except for two idle warehouse facilities, all real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

      For additional information regarding real property leases, see Note 16 of the Notes to Consolidated Financial Statements on page 75 of our 2006 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

      For information regarding environmental-related matters and other legal proceedings, see pages 25 through 27, and 29 through 33, of our 2006 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 49, 63 through 65, 65 through 68, and 73, respectively, of our 2006 Annual Report, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is the name, age and present position of each of our executive officers at February 21, 2007, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	50	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	43	President and Chief Operating Officer	1999
Sean P. Hennessy	49	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	49	Senior Vice President — Human Resources	1997
Conway G. Ivy	65	Senior Vice President — Corporate Planning and Development	1979
Timothy A. Knight	42	Senior Vice President — Corporate Planning and Development	2005
Thomas W. Seitz	58	Senior Vice President — Strategic Excellence Initiatives	1999
John L. Ault	60	Vice President — Corporate Controller	1987
Steven J. Oberfeld	54	President, Paint Stores Group	2006
Louis E. Stellato	56	Vice President, General Counsel and Secretary	1989
Robert J. Wells	49	Vice President — Corporate Communications & Public Affairs	2006

      Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor served as President from July 2005 to October 2006. Mr. Connor has served as a Director since October 1999. Mr. Connor has been employed with the Company since January 1983.

      Mr. Morikis has served as President and Chief Operating Officer since October 2006. Mr. Morikis served as President, Paint Stores Group from October 1999 to October 2006. Mr. Morikis has been employed with the Company since December 1984.

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

      Mr. Knight has served as Senior Vice President — Corporate Planning and Development since February 2007. Mr. Knight served as President, Global Group from August 2005 to February 2007, President & General Manager, Diversified Brands Division from February 2002 to August 2005 and Senior Vice President, Diversified Brands Division, Consumer Group from January 2001 to February 2002. Mr. Knight has been employed with the Company since December 1994.

      Mr. Seitz has served as Senior Vice President — Strategic Excellence Initiatives since February 2007. Mr. Seitz served as President, Consumer Group from August 2005 to February 2007 and President & General Manager, Consumer Division from January 2001 to August 2005. Mr. Seitz has been employed with the Company since June 1970.

      Mr. Ault has served as Vice President — Corporate Controller since January 1987. Mr. Ault has been employed with the Company since June 1976.

      Mr. Oberfeld has served as President, Paint Stores Group since October 2006. Mr. Oberfeld served as President & General Manager, South Western Division, Paint Stores Group from September 1992 to October 2006. Mr. Oberfeld has been employed with the Company since October 1984.

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

      Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at February 1, 2007 was 10,152.

      Information regarding market prices and dividend information with respect to our common stock is set forth on page 79 of our 2006 Annual Report, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

      The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2006.

			Total Number
			of Shares	Maximum
	Total		Purchased as	Number of Shares
	Number of	Average	Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Plan	the Plan

October 1 – October 31
Share repurchase program(1)	2,176,900	$61.07	2,176,900	13,294,170
Employee transactions(2)	2,238	$58.66		N/A
November 1 – November 30
Share repurchase program(1)	423,100	$60.39	423,100	12,871,070
Employee transactions(2)				N/A
December 1 – December 31
Share repurchase program(1)	50,000	$61.95	50,000	12,821,070
Employee transactions(2)	2,778	$62.70		N/A

Total
Share repurchase program(1)	2,650,000	$60.98	2,650,000	12,821,070
Employee transactions(2)	5,016	$60.90		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 21, 2005, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 20.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at December 31, 2006 to purchase 12,821,070 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6.  SELECTED FINANCIAL DATA

(millions of dollars, except per common share data)

	2006		2005		2004		2003		2002

Operations
Net sales	$7,810		$7,191		$6,114		$5,408		$5,185
Income before cumulative effect of change in accounting principle	576		463		393		332		311
Cumulative effect of change in accounting principle									(183)
Net income	576		463		393		332		128
Financial Position
Total assets	$4,995		$4,369		$4,274		$3,683		$3,432
Long-term debt	292		487		488		503		507
Ratio of earnings to fixed charges (a)	7.0	x	6.7	x	7.0	x	6.8	x	6.5	x
Per Common Share Data
Income before cumulative effect of change in accounting principle — basic	$4.31		$3.39		$2.79		$2.29		$2.07
Income before cumulative effect of change in accounting principle — diluted	4.19		3.28		2.72		2.26		2.04
Net income — basic	4.31		3.39		2.79		2.29		.85
Net income — diluted	4.19		3.28		2.72		2.26		.84
Cash dividends	1.00		.82		.68		.62		.60

(a)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income before income taxes, minority interest and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. The following schedule includes the figures used to calculate the ratios:

	2006	2005	2004	2003	2002

Earnings	$834	$656	$580	$523	$497
Fixed charges:
Interest expense, net	67	50	40	39	40
Interest component of rent expense	72	65	57	51	50

Total fixed charges	139	115	97	90	90

Earnings and fixed charges	$973	$771	$677	$613	$587

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth on pages 18 through 37 of our 2006 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company had foreign currency option and forward contracts and commodity swaps outstanding at December 31, 2006 to hedge against value changes in foreign currency and commodities. Foreign currency option and forward contracts are described in detail in Note 13 of the Notes to Consolidated Financial Statements on page 73 of our 2006 Annual Report. Commodity swaps are described in detail in Note 1 of the Notes to Consolidated Financial Statements on page 48 of our 2006 Annual Report. We believe we may experience continuing losses from foreign currency translation and commodity price fluctuations. However, we do not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is set forth on page 38 and pages 42 through 78 of our 2006 Annual Report under the captions entitled “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 15 of the Notes to Consolidated Financial Statements on page 75 of our 2006 Annual Report, which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

      The Report of Management on Internal Control over Financial Reporting is set forth on page 39 of our 2006 Annual Report, which is incorporated herein by reference.

      The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on pages 40 and 41 of our 2006 Annual Report, which is incorporated herein by reference.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

      None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

      The information regarding our directors is set forth under the caption entitled “Election of Directors (Proposal 1)” in our Proxy Statement, which is incorporated herein by reference.

      There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2006. At its July 2006 meeting, the Nominating and Corporate Governance Committee amended these procedures to require additional information about nominees who are recommended by security holders. Please refer to the information set forth under the caption “Board Meetings and Committee Membership — Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

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

      The information required by this item is set forth on pages 24 through 37 of our Proxy Statement and under the captions entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “2006 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, which is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

      The information required by this item is set forth under the captions entitled “Certain Relationships and Transactions with Related Persons,” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is set forth under the caption entitled “Matters Relating to the Independent Registered Public Accounting Firm” in our Proxy Statement, which is incorporated herein by reference.

      During the quarter ended December 31, 2006, the Audit Committee of our Board of Directors approved non-audit services to be performed by Ernst & Young LLP, our independent registered public accounting firm. These non-audit services related to advisory services provided to the Company related to financial aspects of life insurance policies maintained by the Company.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2006 Annual Report are incorporated by reference in Item 8.
		(i)	Report of Management on the Consolidated Financial Statements (page 38 of our 2006 Annual Report);
		(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 42 of our 2006 Annual Report);
		(iii)	Statements of Consolidated Income for the years ended December 31, 2006, 2005 and 2004 (page 43 of our 2006 Annual Report);
		(iv)	Consolidated Balance Sheets at December 31, 2006, 2005 and 2004 (page 44 of our 2006 Annual Report);
		(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2006, 2005 and 2004 (page 45 of our 2006 Annual Report);
		(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004 (page 46 of our 2006 Annual Report); and
		(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 (pages 47 through 78 of our 2006 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Valuation and Qualifying Accounts and Reserves

(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2006	2005	2004

Beginning balance	$22,734	$30,742	$26,978
Amount acquired through acquisitions			4,260
Bad debt expense	26,154	27,915	23,169
Uncollectible accounts written off, net of recoveries	(25,816)	(35,923)	(23,665)

Ending balance	$23,072	$22,734	$30,742

Increased bad debt expense and uncollectible accounts written off in 2005 and 2004 were primarily related to accounts of acquired businesses.

(3)	Exhibits
See the Exhibit Index on pages 21 through 24 of this report.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. STELLATO

L. E. Stellato, Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

* C. M. CONNOR C. M. Connor	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

* S. P. HENNESSY S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* J. L. AULT J. L. Ault	Vice President — Corporate Controller (Principal Accounting Officer)

* A. F. ANTON A. F. Anton	Director

* J. C. BOLAND J. C. Boland	Director

* D. E. EVANS D. E. Evans	Director

* D. F. HODNIK D. F. Hodnik	Director

* S. J. KROPF S. J. Kropf	Director

* R. W. MAHONEY R. W. Mahoney	Director

* G. E. McCULLOUGH G. E. McCullough	Director

* A. M. MIXON, III A. M. Mixon, III	Director

* C. E. MOLL C. E. Moll	Director

* R. K. SMUCKER R. K. Smucker	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. STELLATO L. E. Stellato, Attorney-in-fact	February 28, 2007

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
	(b)	Regulations of the Company, as amended and restated April 28, 2004, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2004, and incorporated herein by reference.
4.	(a)	Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	Indenture between Sherwin-Williams Development Corporation, as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(c)	Rights Agreement between the Company and The Bank of New York, as successor Rights Agent to KeyBank National Association, dated April 23, 1997, filed as Exhibit 1 to Form 8-A, dated April 24, 1997, and incorporated herein by reference.
	(d)	Second Amendment and Restatement Agreement, dated as of December 8, 2005, in respect of the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, as amended and restated as of July 20, 2005, among the Company, JPMorgan Chase Bank, as Administrative Agent, and the Lenders party thereto, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 8, 2005, and incorporated herein by reference.
	(e)	Modification, dated as of March 15, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 8, 2005, by and among the Company, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 15, 2006, and incorporated herein by reference.
	(f)	Credit Agreement, dated as of April 17, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.
	(g)	Agreement for Letter of Credit, dated as of April 17, 2006, by and between the Company and Citibank, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.
	(h)	Credit Agreement Amendment, dated as of April 25, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated April 25, 2006, and incorporated herein by reference.
	(i)	Credit Agreement Amendment No. 2, dated as of May 8, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 8, 2006, and incorporated herein by reference.
	(j)	Five Year Credit Agreement, dated as of May 23, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(k)	Agreement for Letter of Credit, dated as of May 23, 2006, by and between the Company and Citibank, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.

	(l)	Five Year Credit Agreement Amendment, dated as of July 24, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report of Form 8-K dated July 24, 2006, and incorporated herein by reference.
	(m)	Purchase and Contribution Agreement, dated as of February 1, 2006, between the Company, as Originator, and SWC Receivables Funding LLC, as Purchaser, filed as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
	(n)	Loan and Servicing Agreement, dated as of February 1, 2006, among SWC Receivables Funding LLC, as Borrower; the Company, as Servicer; Citicorp North America, Inc., as Program Agent; and the Lenders party thereto, filed as Exhibit 4(b) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).
	*(c)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).
	*(d)	Forms of Severance Agreements filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
	*(e)	Schedule of Executive Officers who are Parties to the Severance Agreements in the forms referred to in Exhibit 10(d) filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
	*(f)	The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
	*(g)	2004-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(h)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(e) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(i)	The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
	*(j)	2004-1 Amendment to The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(k)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan filed as Exhibit 10(f) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(l)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(m)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(n)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan filed as Exhibit 10(g) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

*(o)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(p)	The Sherwin-Williams Company Executive Life Insurance Plan filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(q)	The Sherwin-Williams Company Management Compensation Program filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated October 21, 2005, and incorporated herein by reference.
*(r)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
*(s)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
*(t)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(u)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(v)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
*(w)	Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
*(x)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
*(y)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
*(z)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
*(aa)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
*(bb)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
*(cc)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
*(dd)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
*(ee)	Form of Individual Grantor Trust Participation Agreement filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

	*(ff)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form referred to in Exhibit 10(aa) (filed herewith).
	*(gg)	The Sherwin-Williams Company Business Travel Accident Insurance Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
	*(hh)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
13.		Our 2006 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2006 Annual Report which are specifically incorporated by reference in this report, our 2006 Annual Report shall not be deemed “filed” as part of this report.
21.		Subsidiaries (filed herewith).
23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24.	(a)	Powers of Attorney (filed herewith).
	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31.	(a)	Rule 13a-14(a)(15d-14(a) Certification of Chief Executive Officer (filed herewith).
	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.