Form 10-Q
period 2007-03-31
SHERWIN WILLIAMS CO
filed 2007-04-23
CIK 89800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2007
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
Common Stock, $1.00 Par Value – 131,889,389 shares as of March 31, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

	Three months ended March 31,
Thousands of dollars, except per share data	2007	2006
Net sales	$1,756,178	$1,768,528
Cost of goods sold	964,812	997,117
Gross profit	791,366	771,411
Percent to net sales	45.1%	43.6%
Selling, general and administrative expenses	617,740	597,585
Percent to net sales	35.2%	33.8%
Other general (income) expense — net	(765)	2,765
Interest expense	18,581	17,350
Interest and net investment income	(7,100)	(5,837)
Other income — net	(608)	(2,363)

Income before income taxes	163,518	161,911
Income taxes	51,716	48,240

Net income	$111,802	$113,671

Net income per common share:
Basic	$.85	$.84

Diluted	$.83	$.82

Average shares outstanding — basic	131,054,573	134,531,493

Average shares and equivalents outstanding — diluted	134,985,566	138,397,997

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,	March 31,
Thousands of dollars	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$299,839	$469,170	$494,252
Short-term investments		21,200
Accounts receivable, less allowance	922,202	864,972	909,155
Inventories:
Finished goods	764,309	707,196	781,715
Work in process and raw materials	115,866	117,983	120,510

	880,175	825,179	902,225
Deferred income taxes	122,053	120,101	107,757
Other current assets	162,602	149,659	142,040

Total current assets	2,386,871	2,450,281	2,555,429

Goodwill	916,312	916,464	887,194
Intangible assets	282,038	285,922	285,583
Deferred pension assets	391,662	387,668	412,518
Other assets	127,693	125,971	146,192

Property, plant and equipment	2,084,050	2,049,772	1,913,051
Less allowances for depreciation	1,244,628	1,220,991	1,157,270

	839,422	828,781	755,781

Total assets	$4,943,998	$4,995,087	$5,042,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$726,810	$369,778	$700,969
Accounts payable	784,714	779,369	795,721
Compensation and taxes withheld	141,039	236,930	137,421
Accrued taxes	84,592	61,246	101,627
Current portion of long-term debt	15,709	212,853	207,693
Other accruals	354,125	414,639	356,059

Total current liabilities	2,106,989	2,074,815	2,299,490

Long-term debt	291,634	291,876	302,575
Postretirement benefits other than pensions	302,835	301,408	228,033
Other long-term liabilities	328,402	334,628	369,311

Shareholders’ equity:
Common stock — $1.00 par value: 131,889,389, 133,565,287 and 135,862,858 shares outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	224,795	222,985	220,539
Preferred stock — convertible, no par value: 400,827, 433,215 and 3,109 shares outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	400,827	433,215	3,109
Unearned ESOP compensation	(400,827)	(433,215)	(3,109)
Other capital	826,536	748,523	618,375
Retained earnings (See Note K)	3,552,503	3,485,564	3,124,483
Treasury stock, at cost	(2,434,067)	(2,202,248)	(1,911,464)
Cumulative other comprehensive loss	(255,629)	(262,464)	(208,645)

Total shareholders’ equity	1,914,138	1,992,360	1,843,288

Total liabilities and shareholders’ equity	$4,943,998	$4,995,087	$5,042,697

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three months ended March 31,
Thousands of dollars	2007	2006
OPERATING ACTIVITIES
Net income	$111,802	$113,671
Adjustments to reconcile net income to net operating cash:
Depreciation	32,238	29,679
Amortization of intangibles and other assets	5,452	5,637
Stock-based compensation expense	7,816	5,146
Provisions for environmental-related matters	59	3,075
Defined benefit pension plans net credit	(2,062)	(418)
Net increase in postretirement liability	2,550	1,507
Other	(108)	(4)
Change in working capital accounts — net	(238,550)	(229,768)
Costs incurred for environmental — related matters	(2,677)	(2,913)
Costs incurred for qualified exit costs	(343)	(564)
Other	(4,339)	(4,424)

Net operating cash	(88,162)	(79,376)

INVESTING ACTIVITIES
Capital expenditures	(38,487)	(41,463)
Increase in other investments	(17,494)	(11,086)
Proceeds from sale of short-term investments	21,200
Proceeds from sale of assets	1,002	2,480
Other	(3,268)	940

Net investing cash	(37,047)	(49,129)

FINANCING ACTIVITIES
Net increase in short-term borrowings	356,656	577,288
Net (decrease) increase in long-term debt	(197,823)	12,779
Payments of cash dividends	(41,507)	(34,050)
Proceeds from stock options exercised	46,427	33,746
Income tax effect of stock-based compensation exercises and vesting	26,430	10,693
Treasury stock purchased	(232,038)	(21,175)
Other	(532)	(300)

Net financing cash	(42,387)	578,981

Effect of exchange rate changes on cash	(1,735)	7,735

Net (decrease) increase in cash and cash equivalents	(169,331)	458,211
Cash and cash equivalents at beginning of year	469,170	36,041

Cash and cash equivalents at end of period	$299,839	$494,252

Income taxes paid	$11,137	$16,811
Interest paid	29,399	25,561
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended March 31, 2007 and 2006
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
The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.
The consolidated results for the first quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
Note B—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance.” This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company’s results of operations, financial condition and liquidity.
In February 2007, the FASB issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on the Company’s results of operations, financial condition and liquidity.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard as required and adoption is not expected to have a significant impact on the Company’s results of operations, financial condition and liquidity.
In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-4, “Accounting for Deferred Comp./Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This EITF indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company’s results of operations, financial condition and liquidity.
Note C—DIVIDENDS
Dividends paid on common stock during the first quarters of 2007 and 2006 were $.315 per common share and $.25 per common share, respectively.
Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended
	March 31,
(Thousands of dollars)	2007	2006
Net income	$111,802	$113,671

Foreign currency translation adjustments	4,412	4,659

Amortization of net prior service costs and actuarial losses	1,770

Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes	653	236

Comprehensive income	$118,637	$118,566

Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first quarters of 2007 and 2006, including customer satisfaction settlements during the quarters, were as follows:

(Thousands of dollars)	2007	2006
Balance at January 1	$25,226	$23,003
Charges to expense	5,732	6,956
Settlements	(6,461)	(7,174)

Balance at March 31	$24,497	$22,785

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note F—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first quarter of 2007.
The following table summarizes the remaining liabilities associated with qualified exit costs at March 31, 2007 and the activity for the three-month period then ended:

		Actual
	Balance at	expenditures	Balance at
(Thousands of dollars)	December 31,	charged to	March 31,
Exit Plan	2006	accrual	2007
Consumer Group manufacturing facilities shutdown in 2005:
Other qualified exit costs	$947	$(140)	$807
Consumer Group manufacturing facility shutdown in 2004:
Other qualified exit costs	130	(8)	122
Qualified exit costs initiated prior to 2003	12,110	(195)	11,915

Totals	$13,187	$(343)	$12,844

For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2007	2006	2007	2006	2007	2006
Three months ended March 31:
Net periodic benefit (credit) cost:
Service cost	$4,610	$4,722	$688	$622	$1,177	$1,146
Interest cost	4,030	3,697	892	704	4,231	4,020
Expected return on assets	(12,648)	(11,335)	(598)	(554)
Amortization of:
Prior service cost	305	151	15	15	(159)	(158)
Actuarial loss	342	1,244	302	316	1,282	860

Net periodic benefit (credit) cost	$(3,361)	$(1,521)	$1,299	$1,103	$6,531	$5,868

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $142.8 million higher than the accrued amount at March 31, 2007. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.
Included in Other long-term liabilities at March 31, 2007 and 2006 were accruals for extended environmental-related activities of $131.5 million and $125.5 million, respectively. Estimated costs of current investigation and remediation activities of $39.5 million and $33.5 million are included in Other accruals at March 31, 2007 and 2006, respectively.

Four of the Company’s current and former manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2007. At March 31,2007, $110.0 million, or 64.3 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued exposure of $142.8 million at March 31, 2007, $75.4 million, or 52.8 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note I—LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. The Company accrues for these contingencies when it is probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Lead pigment and lead-based paint litigation
The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, actions brought by the State of Rhode Island and the State of Ohio, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead- based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties and the Company ultimately may not prevail. Adverse court rulings, such as the judgment against the Company and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s July 2005 determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court.
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

Other public nuisance claim litigation
The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys.
The City of St. Louis proceeding was initiated in January 2000. The City initially alleged claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings during which many of the asserted claims were dismissed by the trial court or voluntarily dismissed by the City, on June 10, 2003, the City filed its fourth amended petition alleging a single count of public nuisance. Following further pre-trial proceedings, on January 18, 2006, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. The City has appealed the trial court’s January 18, 2006 decision and a prior trial court decision.

The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007 the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries is proceeding.
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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings.
In April 2007, the State of Ohio filed an action against the Company and other companies asserting a claim for public nuisance. The State of Ohio seeks compensatory and punitive damages. Simultaneously, the State of Ohio filed a motion to consolidate this action with the action previously filed by the City of Columbus (one of the Ohio cities referred to in the preceding paragraph) and a motion to stay this action pending the Ohio Supreme Court’s resolution of the mandamus action in State ex rel. The Ohio General Assembly v. Brunner, Case No. 2007-0209.

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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case has been remanded to the trial court for further proceedings in this matter.
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
For further details on the Company’s litigation, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note J—OTHER (INCOME) EXPENSE
Other general (income) expense – net
The Company added the caption Other general (income) expense – net to its Statements of Consolidated Income and reclassified certain amounts that were previously included in Other expense – net to conform with the 2007 presentation. Included in Other general (income) expense — net were the following:

	Three months ended
	March 31,
(Thousands of dollars)	2007	2006
Provisions for environmental matters-net	$59	$3,075
Gain on disposition of assets	(824)	(310)

Total (income) expense	$(765)	$2,765

Provisions for environmental matters–net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts – an Interpretation of APB Opinion No. 10 and FASB Statement No. 105.” See Note H for further details on the Company’s environmental-related activities.
The gain on disposition of assets represents realized gains or losses associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
Other income – net
Included in Other income — net were the following:

	Three months ended
	March 31,
(Thousands of dollars)	2007	2006
Dividend and royalty income	$(1,315)	$(1,054)
Net expense (income) from financing and investing activities	1,442	(1,563)
Foreign currency related losses	977	747
Other income	(2,857)	(1,476)
Other expense	1,145	983

Total income	$(608)	$(2,363)

The net expense (income) from financing and investing activities includes the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related losses included foreign currency transaction gains and losses and realized and unrealized gains and losses from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at March 31, 2007. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at March 31, 2007.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1,000.
Note K—INCOME TAXES
The effective tax rates for the first quarter of 2007 and 2006 were 31.6 percent and 29.8 percent, respectively. The lower tax rate in 2006 was due to numerous favorable audit settlements and reserve releases.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $3.4 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of Retained earnings.
At January 1, 2007, the Company had $37.8 million in unrecognized tax benefits, the recognition of which would have an affect of $32.3 million on the effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $5.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense. At January 1, 2007, the Company had accrued $11.8 million and $3.4 million for the potential payment of interest and penalties, respectively.
As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2000 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2006.
There were no significant changes to any of these amounts during the first quarer of 2007.
Note L— NET INCOME PER COMMON SHARE

	Three months ended March 31,
(Thousands of dollars except per share data)	2007	2006
Basic
Average common shares outstanding	131,054,573	134,531,493

Net income	$111,802	$113,671

Net income per common share	$.85	$.84

Diluted
Average common shares outstanding	131,054,573	134,531,493
Non-vested restricted stock grants	1,179,587	1,079,955
Stock options and other contingently issuable shares	2,751,406	2,786,549

Average common shares assuming dilution	134,985,566	138,397,997

Net income	$111,802	$113,671

Net income per common share	$.83	$.82

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(Thousands of dollars)
Three months ended March 31, 2007
	Paint Stores	Consumer		Global		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,050,923	$301,206		$402,214	$1,835	$1,756,178
Intersegment transfers		344,067		36,881	(380,948)

Total net sales and intersegment transfers	$1,050,923	$645,273		$439,095	$(379,113)	$1,756,178

Segment profit	$122,373	$56,063		$35,396		$213,832
Interest expense					$(18,581)	(18,581)
Administrative expenses and other					(31,733)	(31,733)

Income before income taxes	$122,373	$56,063	*	$35,396	$(50,314)	$163,518

Three months ended March 31, 2006
	Paint Stores	Consumer		Global		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,056,086	$329,941		$380,575	$1,926	$1,768,528
Intersegment transfers		362,523		33,468	(395,991)

Total net sales and intersegment transfers	$1,056,086	$692,464		$414,043	$(394,065)	$1,768,528

Segment profit	$113,319	$56,680		$32,472		$202,471
Interest expense					$(17,350)	(17,350)
Administrative expenses and other					(23,210)	(23,210)

Income before income taxes	$113,319	$56,680	*	$32,472	$(40,560)	$161,911

*	Segment profit includes $4,920 and $5,131 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarters of 2007 and 2006, respectively.
Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost plus distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. Administrative segment loss included administrative expenses of the Company’s corporate headquarters, interest expense which was unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other financing activities, stock-based compensation expense and other expenses not directly associated with any Reportable Operating Segment.
Net external sales and segment profit of all consolidated foreign subsidiaries were $211.8 million and $15.7 million, respectively, for the first quarter of 2007, and $194.1 million and $15.6 million, respectively, for the first quarter of 2006. Long-lived assets of these subsidiaries totaled $142.2 million and $120.3 million at March 31, 2007 and March 31, 2006, respectively. Domestic operations account for the remaining net external sales, segment profits and long-lived assets. The Administrative segment does not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
Note N—RECLASSIFICATION
Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales decreased by $12.4 million, or .7 percent, to $1.756 billion in the first quarter of 2007. The net sales decrease was primarily due to softness in the domestic architectural paint do-it-yourself (DIY) customer and new residential markets. Consolidated net income decreased 1.6 percent to $111.8 million in the quarter from $113.7 million in the first quarter of 2006 and remained constant as a percent to net sales at 6.4 percent. Diluted net income per common share in the quarter increased 1.2 percent to $.83 per share from $.82 per share in the first quarter of 2006.
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
Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $3.4 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note K for more information on income taxes.
Except for the adoption of FIN No. 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents and short-term investments decreased $190.5 million during the first three months of 2007 due primarily to the maturity and payment of long-term debt. Cash requirements for normal seasonal increases in working capital, capital expenditures of $38.5 million, payments of cash dividends of $41.5 million and treasury stock purchases of $232.0 million were funded primarily by net cash from operations, a net increase in short-term borrowings of $357.0 million and proceeds from the exercise of stock options of $46.4 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $679.8 million at an average rate of 5.4 percent at March 31, 2007. The Company had unused maximum borrowing availability of $228.7 million at March 31, 2007 under the commercial paper program that is backed by the Company’s revolving credit agreement. Short-term borrowings outstanding under various foreign programs at March 31, 2007 were $47.0 million with a weighted average interest rate of 7.3 percent.
Since March 31, 2006, cash generated by operations of $807.1 million and other financing sources was used primarily for capital expenditures of $207.0 million, treasury stock purchases of $522.0 million and payments of cash dividends of $142.8 million.
Capital expenditures during the first three months of 2007 primarily represented expenditures associated with improvements in manufacturing facilities in the Consumer Group, new store openings and normal equipment replacement in the Paint Stores Group and new branch openings in the Global Group.
During the first quarter of 2007, the Company purchased 3,350,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at March 31, 2007 to purchase 9,471,070 shares of its common stock.
At March 31, 2007, the Company’s current ratio was 1.13, a decrease from the current ratio of 1.18 at December 31, 2006. The decrease in the current ratio was primarily due to the increase in working capital items needed to meet increased demand during the second and third quarters.
During the first quarter of 2007, the Company entered into a definitive agreement for the purchase of 100 percent of the stock of M.A. Bruder & Sons Incorporated, headquartered in the Philadelphia, PA area. The transaction will be completed upon receipt of all regulatory approvals. Additionally the Company entered into an agreement to purchase Nitco Paints, located in India. The transaction has an effective date of April 1, 2007 and the Company expects to make payment during the second quarter of 2007.

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
In October 2005, an indirect wholly-owned subsidiary of the Company acquired a 25 percent interest in Life Shield Engineered Systems, LLC (Life Shield) and became obligated to acquire an additional 24 percent interest in Life Shield in October 2007. Life Shield is a start-up company that develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for the Company (as an owner of and raw material supplier to Life Shield and as the exclusive distributor of Life Shield’s systems) than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
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
Litigation
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. The Company accrues for these contingencies when it is probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition.
Lead pigment and lead-based paint litigation
The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, actions brought by the State of Rhode Island and the State of Ohio, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties and the Company ultimately may not prevail. Adverse court rulings, such as the judgment against the Company and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s July 2005 determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court.
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
Other public nuisance claim litigation
The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys.
The City of St. Louis proceeding was initiated in January 2000. The City initially alleged claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings during which many of the asserted claims were dismissed by the trial court or voluntarily dismissed by the City, on June 10, 2003, the City filed its fourth amended petition alleging a single count of public nuisance. Following further pre-trial proceedings, on January 18, 2006, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. The City has appealed the trial court’s January 18, 2006 decision and a prior trial court decision.
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007 the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries is proceeding.
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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings.
In April 2007, the State of Ohio filed an action against the Company and other companies asserting a claim for public nuisance. The State of Ohio seeks compensatory and punitive damages. Simultaneously, the State of Ohio filed a motion to consolidate this action with the action previously filed by the City of Columbus (one of the Ohio cities referred to in the preceding paragraph) and a motion to stay this action pending the Ohio Supreme Court’s resolution of the mandamus action in State ex rel. The Ohio General Assembly v. Brunner, Case No. 2007-0209.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case has been remanded to the trial court for further proceedings in this matter.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2007. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2007.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2007 and 2006, the Company had accruals for environmental-related activities of $171.0 million and $159.0 million, respectively.
Due to the uncertainties surrounding environmental investigation and remediation activities, the Company’s liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $142.8 million higher than the accruals at March 31, 2007.
Four of the Company’s current and former manufacturing sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2007. At March 31, 2007, $110.0 million or 64.3 percent, related directly to these four sites. Of the aggregate unaccrued exposure of $142.8 million at March 31, 2007, $75.4 million or 52.8 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $357.0 million to $726.8 million at March 31, 2007 from $369.8 million at December 31, 2006. Total long-term debt decreased $197.4 million to $307.3 at March 31, 2007 from $504.7 million at December 31, 2006. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Changes to the Company’s accrual for product warranty claims in the first three months of 2007 are disclosed in Note E.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the first quarter by segment for 2007 and 2006:

(Thousands of dollars)	2007	Change	2006
Paint Stores Group	$1,050,923	-0.5%	$1,056,086
Consumer Group	301,206	-8.7%	329,941
Global Group	402,214	5.7%	380,575
Administrative	1,835	-4.7%	1,926

Total net sales	$1,756,178	-0.7%	$1,768,528

Consolidated net sales decreased in the first quarter primarily due to softness in the domestic architectural paint DIY customer and new residential markets.
Net sales of all consolidated foreign subsidiaries were up 9.1 percent to $211.8 million for the quarter versus $194.1 million as compared to the same period last year. Of the increase in net sales for foreign subsidiaries during the first quarter, 1.8 percent related to favorable foreign currency exchange rates. Net sales of all operations other than consolidated foreign subsidiaries were down 1.9 percent to $1.5 billion for the first quarter as compared to $1.6 billion for the same period last year.
Net sales in the Paint Stores Group decreased due primarily to soft domestic architectural paint sales to DIY customers and to builders and contractors in the weak new residential market. During the quarter, net sales from stores open for more than twelve calendar months decreased 2.4 percent over last year’s first quarter. Total paint sales volume percentage decreases were in the mid-single digits for the first quarter as compared to the same period last year. Sales of products other than paint decreased by 2.2 percent over last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group decreased due primarily to soft DIY demand at most of the segment’s retail customers and the final period in the elimination of a portion of a paint program with a large retail customer. Sales of products other than paint decreased 7.7 percent for the first quarter as compared to the same period last year.
The Global Group’s first quarter net sales increased due primarily to a new product introduction in the U.K., architectural paint selling price increases and volume gains in South America and improved automotive and product finish sales. Paint and coatings sales volume increased by 5.0 percent for the first quarter of 2007 over the same period in 2006. Favorable currency exchange rates also increased net sales of this Segment by .9 percent in the quarter.

Shown below are segment profit and the percent change for the first quarter by reportable segment for 2007 and 2006:

(Thousands of dollars)	2007	Change	2006
Paint Stores Group	$122,373	8.0%	$113,319
Consumer Group	56,063	-1.1%	56,680
Global Group	35,396	9.0%	32,472
Administrative	(50,314)	-24.0%	(40,560)

Income before income taxes	$163,518	1.0%	$161,911

Consolidated segment profit was favorably impacted by a change in gross profit, which increased $20.0 million in the first quarter of 2007 as compared to the first quarter of 2006. As a percent of sales, consolidated gross profit increased to 45.1 percent in the first quarter of 2007 from 43.6 percent in the first quarter of 2006. The increase in the consolidated gross profit percentage is primarily related to better factory utilization, product sales mix and foreign selling price increases. Negatively impacting consolidated segment profit was an increase in selling, general and administrative expenses (SG&A) of $20.2 million in the first quarter of 2007 versus last year. As a percent of sales, consolidated SG&A increased to 35.2 percent in the first quarter of 2007 from 33.8 percent in the first quarter of 2006. The increase in first quarter SG&A over last year was mitigated by an additional reduction of $7.3 million in the estimated incentive compensation expense accrued at December 31, 2006.
The Paint Stores Group’s gross profit for the first quarter was higher than last year by $17.8 million due to higher selling prices implemented in 2006 that helped return gross profit to a more normal percentage of sales. The Consumer Group’s first quarter gross profit decreased slightly from last year by $4.2 million due to lower sales that could not be offset by tight spending control and better factory utilization. The Global Group’s gross profit increased $8.3 million during the first quarter of 2007 due to increased sales volume and prices in South America and improved operating efficiencies related to additional manufacturing volume. Foreign exchange fluctuations increased the Global Group’s gross profit by $1.2 million in the first quarter of 2007.
In the Paint Stores Group, SG&A increased $9.1 million for the quarter due primarily to increased expenses associated with new stores that were partially offset by the additional reduction of $5.2 million in a prior accrual related to incentive compensation expense. The Consumer Group’s SG&A decreased $4.4 million for the quarter due primarily to tight spending control and decreased sales volume. The Global Group’s SG&A increased by $3.0 million for the quarter relating primarily to sales volume gains, more branch openings and exchange rate fluctuations of $.8 million.
Administrative expenses for the first quarter of 2007 included increased first quarter compensation and benefit related expenses not directly allocable to the Reportable Operating Segments of approximately $5.0 million, including $2.7 million of increased stock-based compensation expense, and other increased administrative expenses. Also included in administrative expenses for the quarter was an increase of $3.0 million in the net expense of financing and investing activities.

Consolidated income before income taxes improved $1.6 million, or 1.0 percent due to improved segment profits of the Reportable Operating Segments that more than offset the year-over-year increases in administrative expenses.
The effective tax rates for the first quarter of 2007 and 2006 were 31.6 percent and 29.8 percent, respectively. The lower tax rate in 2006 was due to numerous favorable audit settlements and reserve releases.
Net income for the quarter decreased slightly by $1.9 million, or 1.6 percent, to $111.8 million from $113.7 million in 2006. The decline in net income was caused by the higher effective tax rate. Diluted net income per common share in the quarter increased 1.2 percent to $.83 per share from $.82 per share in the first quarter of 2006 as the diluted average shares and equivalents outstanding declined 3.4 million shares from 2006.
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

	Three months ended March 31,
(Thousands of dollars)	2007	2006
Net income	$111,802	$113,671
Interest expense	18,581	17,350
Income taxes	51,716	48,240
Depreciation	32,238	29,679
Amortization	5,452	5,637

EBITDA	$219,789	$214,577

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
These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material and energy supplies and pricing; (d) changes in the Company’s relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (g) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (h) risks and uncertainties associated with the Company’s expansion into and its operations in China, India, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (i) the achievement of growth in developing markets, such as China, India, Mexico and South America; (j) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (k) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.
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

Item 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into foreign currency option and forward contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and Our Senior Vice President – Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
During the first quarter of 2007, we upgraded a portion of our financial information systems to a more technologically current and flexible financial system. When fully implemented, this upgrade in financial software will enhance our common financial platform worldwide and will create additional efficiencies to support our continued growth. We plan to complete our domestic implementation of such software by the third quarter of 2007. In connection with the upgrade in our financial software, we have modified or replaced the design and documentation of certain internal control processes and procedures.
Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information with respect to certain environmental-related matters and legal proceedings, see the information included under the captions entitled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes H and I of the “Notes to Condensed Consolidated Financial Statements,” which is incorporated herein by reference.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
January 1 - January 31
Share repurchase program (1)				12,821,070
Employee transactions (2)	891	$63.66		N/A
February 1 - February 28
Share repurchase program (1)	3,350,000	$69.26	3,350,000	9,471,070
Employee transactions (2)	125,000	$70.28		N/A
March 1 - March 31
Share repurchase program (1)				9,471,070
Employee transactions (2)	11,109	$67.21		N/A

Total
Share repurchase program (1)	3,350,000	$69.26	3,350,000	9,471,070
Employee transactions (2)	137,000	$69.99		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase programs. On October 21, 2005, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 20.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at March 31, 2007 to purchase 9,471,070 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company’s 2007 Annual Meeting of Shareholders was held on April 18, 2007.
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

Name	For	Withheld
A.F. Anton	116,356,212	3,523,683
J.C. Boland	114,296,167	5,583,728
C.M. Connor	115,388,090	4,491,805
D.E. Evans	115,064,058	4,815,837
D.F. Hodnik	116,362,004	3,517,891
S.J. Kropf	116,352,042	3,527,853
R.W. Mahoney	115,080,406	4,799,489
G.E. McCullough	116,385,052	3,494,843
A.M. Mixon, III	114,992,752	4,887,143
C.E. Moll	116,382,536	3,497,359
R.K. Smucker	115,045,417	4,834,478
(c) Proposal 2 to approve The Sherwin-Williams Company 2007 Executive Performance Bonus Plan was adopted with 111,989,825 shares voting for, 5,912,440 shares voting against and 1,977,630 shares abstaining.
(d) Proposal 3 to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted with 117,252,518 shares voting for, 1,562,416 shares voting against and 1,064,961 shares abstaining.
Item 5. Other Information.
During the fiscal quarter ended March 31, 2007, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services, foreign tax consulting and advisory services, and foreign advisory and compliance services.

Item 6. Exhibits.

10(a)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.

10(b)	Forms of Severance Agreements filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.

10(c)	Schedule of Executive Officers who are Parties to the Severance Agreements in the forms referred to in Exhibit 10(b) filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
April 23, 2007	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

April 23, 2007	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
10(a)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.

10(b)	Forms of Severance Agreements filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.

10(c)	Schedule of Executive Officers who are Parties to the Severance Agreements in the forms referred to in Exhibit 10(b) filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).