Form 10-Q
period 2007-06-30
SHERWIN WILLIAMS CO
filed 2007-07-23
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2007
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
Common Stock, $1.00 Par Value – 130,815,549 shares as of June 30, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-4(C)
EX-4(D)
EX-4(E)
EX-10(A)
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$2,198,188	$2,129,970	$3,954,366	$3,898,498
Cost of goods sold	1,211,618	1,193,382	2,176,429	2,190,499
Gross profit	986,570	936,588	1,777,937	1,707,999
Percent to net sales	44.9%	44.0%	45.0%	43.8%
Selling, general and administrative expenses	666,899	641,562	1,284,640	1,239,147
Percent to net sales	30.3%	30.1%	32.5%	31.8%
Other general expense — net	7,789	12,501	7,024	15,266
Interest expense	16,786	16,837	35,367	34,187
Interest and net investment income	(3,683)	(5,856)	(10,783)	(11,693)
Other (income) expense — net	(4,366)	2,419	(4,974)	56

Income before income taxes	303,145	269,125	466,663	431,036
Income taxes	100,538	84,533	152,254	132,773

Net income	$202,607	$184,592	$314,409	$298,263

Net income per common share:
Basic	$1.56	$1.37	$2.41	$2.22
Diluted	$1.52	$1.33	$2.34	$2.16

Average shares outstanding — basic	129,647,874	134,436,954	130,351,224	134,484,223

Average shares and equivalents outstanding — diluted	133,286,728	138,441,559	134,146,842	138,359,486

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$57,542	$469,170	$248,644
Short-term investments		21,200
Accounts receivable, less allowance	1,093,345	864,972	1,040,647
Inventories:
Finished goods	783,533	707,196	761,884
Work in process and raw materials	114,516	117,983	102,988

	898,049	825,179	864,872
Deferred income taxes	122,647	120,101	109,799
Other current assets	168,691	149,659	153,092

Total current assets	2,340,274	2,450,281	2,417,054

Goodwill	979,419	916,464	886,573
Intangible assets	322,952	285,922	284,713
Deferred pension assets	395,912	387,668	415,005
Other assets	136,083	125,971	153,262

Property, plant and equipment	2,153,826	2,049,772	1,962,672
Less allowances for depreciation	1,275,586	1,220,991	1,184,052

	878,240	828,781	778,620

Total assets	$5,052,880	$4,995,087	$4,935,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$454,977	$369,778	$279,005
Accounts payable	885,187	779,369	849,934
Compensation and taxes withheld	198,016	236,930	183,822
Accrued taxes	154,073	61,246	146,585
Current portion of long-term debt	10,210	212,853	209,072
Other accruals	396,463	414,639	390,670

Total current liabilities	2,098,926	2,074,815	2,059,088

Long-term debt	292,059	291,876	300,950
Postretirement benefits other than pensions	304,274	301,408	229,465
Other long-term liabilities	342,388	334,628	375,828

Shareholders’ equity:
Common stock — $1.00 par value:
130,815,549, 133,565,287 and 135,766,303 shares outstanding at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	225,026	222,985	220,824
Preferred stock — convertible, no par value:
377,012 and 433,215 shares outstanding at June 30, 2007 and December 31, 2006, respectively	377,012	433,215
Unearned ESOP compensation	(377,012)	(433,215)
Other capital	843,733	748,523	633,860
Retained earnings	3,713,667	3,485,564	3,275,017
Treasury stock, at cost	(2,520,664)	(2,202,248)	(1,952,966)
Cumulative other comprehensive loss	(246,529)	(262,464)	(206,839)

Total shareholders’ equity	2,015,233	1,992,360	1,969,896

Total liabilities and shareholders’ equity	$5,052,880	$4,995,087	$4,935,227

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six months ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$314,409	$298,263
Adjustments to reconcile net income to net operating cash:
Depreciation	65,510	59,839
Amortization of intangibles and other assets	11,349	11,259
Stock-based compensation expense	15,811	11,417
Provisions for environmental-related matters	7,717	15,446
Defined benefit pension plans net credit	(4,098)	(780)
Net increase in postretirement liability	4,237	2,939
Other	(3,350)	4,276
Change in working capital accounts — net	(132,712)	(156,900)
Costs incurred for environmental — related matters	(3,016)	(5,145)
Costs incurred for qualified exit costs	(628)	(1,056)
Other	(4,539)	(6,540)

Net operating cash	270,690	233,018

INVESTING ACTIVITIES
Capital expenditures	(83,331)	(94,431)
Acquisitions of businesses, net of cash acquired	(149,316)
Proceeds from sale of short-term investments	21,200
Increase in other investments	(21,049)	(19,100)
Proceeds from sale of assets	2,823	3,215
Other	3,383	(775)

Net investing cash	(226,290)	(111,091)

FINANCING ACTIVITIES
Net increase in short-term borrowings	73,039	154,552
Net (decrease) increase in long-term debt	(202,779)	12,424
Payments of cash dividends	(82,951)	(68,107)
Proceeds from stock options exercised	53,883	41,437
Income tax effect of stock-based compensation	28,343	12,500
Treasury stock purchased	(309,586)	(62,348)
Other	(9,518)	(487)

Net financing cash	(449,569)	89,971

Effect of exchange rate changes on cash	(6,459)	705

Net (decrease) increase in cash and cash equivalents	(411,628)	212,603
Cash and cash equivalents at beginning of year	469,170	36,041

Cash and cash equivalents at end of period	$57,542	$248,644

Income taxes paid	$54,018	$71,250
Interest paid	40,812	33,598
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended June 30, 2007 and 2006
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
The consolidated results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
Note B—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards.” This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In March 2007, the FASB ratified the EITF consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance.” This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company’s results of operations, financial condition and liquidity.
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
Note C—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2007 and 2006 were $.315 per common share and $.25 per common share, respectively.
Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2007	2006	2007	2006
Net income	$202,607	$184,592	$314,409	$298,263
Foreign currency translation adjustments	7,835	1,749	12,247	6,408
Amortization of net prior service costs and actuarial losses, net of taxes	842		2,612
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes	423	57	1,076	293

Comprehensive income	$211,707	$186,398	$330,344	$304,964

Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2007 and 2006, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2007	2006
Balance at January 1	$25,226	$23,003
Charges to expense	13,584	12,682
Settlements	(14,643)	(11,077)

Balance at June 30	$24,167	$24,608

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note F—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first six months of 2007.
The following table summarizes the remaining liabilities associated with qualified exit costs at June 30, 2007 and the activity for the six-month period then ended:

(Thousands of dollars)		Actual
	Balance at	expenditures	Balance at
	December 31,	charged to	June 30,
Exit Plan	2006	accrual	2007
Consumer Group manufacturing facilities shutdown in 2005:
Other qualified exit costs	$947	$(189)	$758
Consumer Group manufacturing facility shutdown in 2004:
Other qualified exit costs	130	(27)	103
Qualified exit costs initiated prior to 2003	12,110	(412)	11,698

Totals	$13,187	$(628)	$12,559

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

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2007	2006	2007	2006	2007	2006
Three months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$4,610	$4,722	$702	$652	$1,177	$1,146
Interest cost	4,030	3,697	910	740	4,231	4,020
Expected return on assets	(12,648)	(11,335)	(610)	(584)
Recognition of:
Unrecognized prior service cost	305	151	15	15	(159)	(158)
Unrecognized actuarial loss	342	1,244	308	336	1,282	860

Net periodic benefit (credit) cost	$(3,361)	$(1,521)	$1,325	$1,159	$6,531	$5,868

Six months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$9,220	$9,444	$1,390	$1,274	$2,354	$2,292
Interest cost	8,060	7,394	1,802	1,444	8,462	8,040
Expected return on assets	(25,296)	(22,670)	(1,208)	(1,138)
Recognition of:
Unrecognized prior service cost	610	302	30	30	(318)	(316)
Unrecognized actuarial loss	684	2,488	610	652	2,564	1,720

Net periodic benefit (credit) cost	$(6,722)	$(3,042)	$2,624	$2,262	$13,062	$11,736

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of investigation and remediation activities at its currently or formerly owned sites and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $141.9 million higher than the accrued amount at June 30, 2007. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

Included in Other long-term liabilities at June 30, 2007 and 2006 were accruals for extended environmental-related activities of $139.5 million and $135.7 million, respectively. Estimated costs of current investigation and remediation activities of $39.5 million and $33.5 million are included in Other accruals at June 30, 2007 and 2006, respectively.
Five of the Company’s currently or formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2007. At June 30, 2007, $126.7 million, or 70.9 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued exposure of $141.9 million at June 30, 2007, $99.1 million, or 69.8 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation activities take place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and the California Court of Appeal has decided to review the decision.
The City of St. Louis proceeding was initiated in January 2000. The City initially alleged claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings during which many of the asserted claims were dismissed by the trial court or voluntarily dismissed by the City, on June 10, 2003, the City filed its fourth amended petition alleging a single count of public nuisance. Following further pre-trial proceedings, on January 18, 2006, the trial court granted the defendants’ motion for summary judgment based on the

City’s lack of product identification evidence. The City has appealed the trial court’s January 18, 2006 decision and a prior trial court decision. On June 12, 2007, the Missouri Supreme Court affirmed summary judgment for the Company and other defendants. This decision concludes the case in favor of the Company and the other defendants.
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007 the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance.
In December 2001 and early 2002, a number of cities and counties in New Jersey individually initiated proceedings in the Superior Court of New Jersey against the Company and other companies asserting claims for fraud, public nuisance, civil conspiracy, unjust enrichment and indemnity. The New Jersey Supreme Court consolidated all of the cases and assigned them to the Superior Court in Middlesex County. By order dated November 4, 2002, the Superior Court granted the defendants’ motion to dismiss all complaints. The plaintiffs appealed and, on August 17, 2005, the Appellate Division affirmed the dismissal of all claims except public nuisance. The Appellate Division reinstated the public nuisance claim in each case. On November 17, 2005, the New Jersey Supreme Court granted defendants’ petition for certification to review the reinstatement of the public nuisance claims. On June 15, 2007, the New Jersey Supreme Court reversed the Appellate Division’s decision and reinstated the dismissal of the public nuisance claims. This decision concludes the case in favor of the Company and the other defendants.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial is scheduled for October 1, 2007.
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
Note J—OTHER (INCOME) EXPENSE
Other general expense — net
The Company added the caption Other general expense — net to its Statements of Consolidated Income and reclassified certain amounts that were previously included in Other expense — net to conform with the 2007 presentation. Included in Other general expense — net were the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2007	2006	2007	2006
Provisions for environmental matters-net	$7,658	$12,371	$7,717	$15,446
Loss (Gain) on disposition of assets	131	130	(693)	(180)

Total expense	$7,789	$12,501	$7,024	$15,266

Provisions for environmental matters-net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts — an Interpretation of APB Opinion No. 10 and FASB Statement No. 105.” See Note H for further details on the Company’s environmental-related activities.
The loss (gain) on disposition of assets represents realized gains or losses associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.

Other (income) expense — net
Included in Other (income) expense — net were the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2007	2006	2007	2006
Dividend and royalty income	$(623)	$(721)	$(1,938)	$(1,775)
Net expense (income) from financing and investing activities	1,460	1,391	2,902	(172)
Foreign currency related (gains) losses	(4,128)	2,068	(3,151)	2,815
Other income	(2,358)	(1,074)	(5,215)	(2,550)
Other expense	1,283	755	2,428	1,738

Total (income) expense	$(4,366)	$2,419	$(4,974)	$56

The net expense (income) from financing and investing activities includes the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related (gains) losses included foreign currency transaction gains and losses and realized and unrealized gains and losses from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at June 30, 2007. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at June 30, 2007.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the Other income or Other expense caption was immaterial; no single category of items exceeded $1,000.
Note K—INCOME TAXES
The effective tax rates were 33.2 percent and 32.6 percent for the second quarter and first six months of 2007, respectively, and 31.4 percent and 30.8 percent for the second quarter and first six months of 2006, respectively. The lower tax rates in 2006 were due to numerous favorable audit settlements and reserve releases.
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

At January 1, 2007, the Company had $37.8 million in unrecognized tax benefits, the recognition of which would have an affect of $32.2 million on the effective tax rate. Included in the balance of unrecognized tax benefits at January 1, 2007, is $5.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.
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
There were no significant changes to any of these amounts during the first six months of 2007.
Note L— NET INCOME PER COMMON SHARE

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars except per share data)	2007	2006	2007	2006
Basic
Average common shares outstanding	129,647,874	134,436,954	130,351,224	134,484,223

Net income	$202,607	$184,592	$314,409	$298,263

Net income per common share	$1.56	$1.37	$2.41	$2.22

Diluted
Average common shares outstanding	129,647,874	134,436,954	130,351,224	134,484,223
Non-vested restricted stock grants	1,143,860	1,181,100	1,161,723	1,130,528
Stock options and other contingently issuable shares	2,494,994	2,823,505	2,633,895	2,744,735

Average common shares assuming dilution	133,286,728	138,441,559	134,146,842	138,359,486

Net income	$202,607	$184,592	$314,409	$298,263

Net income per common share	$1.52	$1.33	$2.34	$2.16

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(Thousands of dollars)	Three months ended June 30, 2007
	Paint Stores	Consumer		Global		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,365,423	$396,647		$434,293	$1,825	$2,198,188
Intersegment transfers		471,329		30,384	(501,713)

Total net sales and intersegment transfers	$1,365,423	$867,976		$464,677	$(499,888)	$2,198,188

Segment profit	$238,161	$82,613		$48,880		$369,654
Interest expense					$(16,786)	(16,786)
Administrative expenses and other					(49,723)	(49,723)

Income before income taxes	$238,161	$82,613	*	$48,880	$(66,509)	$303,145

	Three months ended June 30, 2006
	Paint Stores	Consumer		Global		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,328,322	$400,906		$398,778	$1,964	$2,129,970
Intersegment transfers		467,160		36,232	(503,392)

Total net sales and intersegment transfers	$1,328,322	$868,066		$435,010	$(501,428)	$2,129,970

Segment profit	$217,167	$76,317		$34,033		$327,517
Interest expense					$(16,837)	(16,837)
Administrative expenses and other					(41,555)	(41,555)

Income before income taxes	$217,167	$76,317	*	$34,033	$(58,392)	$269,125

*	Segment profit includes $7,586 and $7,518 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the second quarters of 2007 and 2006, respectively.

(Thousands of dollars)	Six months ended June 30, 2007
	Paint Stores	Consumer		Global		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$2,416,346	$697,853		$836,507	$3,660	$3,954,366
Intersegment transfers		815,396		67,265	(882,661)

Total net sales and intersegment transfers	$2,416,346	$1,513,249		$903,772	$(879,001)	$3,954,366

Segment profit	$360,534	$138,676		$84,276		$583,486
Interest expense					$(35,367)	(35,367)
Administrative expenses and other					(81,456)	(81,456)

Income before income taxes	$360,534	$138,676	*	$84,276	$(116,823)	$466,663

	Six months ended June 30, 2006
	Paint Stores	Consumer		Global		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$2,384,408	$730,847		$779,353	$3,890	$3,898,498
Intersegment transfers		829,683		69,700	(899,383)

Total net sales and intersegment transfers	$2,384,408	$1,560,530		$849,053	$(895,493)	$3,898,498

Segment profit	$330,486	$132,997		$66,505		$529,988
Interest expense					$(34,187)	(34,187)
Administrative expenses and other					(64,765)	(64,765)

Income before income taxes	$330,486	$132,997	*	$66,505	$(98,952)	$431,036

*	Segment profit includes $12,513 and $12,659 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first six months of 2007 and 2006, respectively.

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
Net external sales and segment profits of all consolidated foreign subsidiaries were $236.9 million and $24.0 million, respectively, for the second quarter of 2007, and $203.0 million and $13.7 million, respectively, for the second quarter of 2006. Net external sales and segment profits of these subsidiaries were $446.7 million and $39.5 million, respectively, for the first six months of 2007, and $397.1 million and $29.3 million, respectively, for the first six months of 2006. Long-lived assets of these subsidiaries totaled $176.1 million and $121.7 million at June 30, 2007 and 2006, respectively. Domestic operations account for the remaining net external sales, segment profits and long-lived assets. The Administrative segment does not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
Note N—DEBT
See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 for a complete description of the Company’s borrowing arrangements.
During the second quarter of 2007, the Company extended its accounts receivable securitization borrowing facility to January 27, 2010 from January 28, 2009. There were no borrowings outstanding under this facility at the end of the second quarter.
On April 26, 2007, the Company entered into an additional five-year credit agreement. This additional credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250.0 million. At June 30, 2007, there were no borrowings outstanding under the agreement.
NOTE O — ACQUISITIONS
During the second quarter of 2007, the Company completed its acquisitions of 100 percent of the stock of M. A. Bruder & Sons Incorporated (MAB) and substantially all of the assets and business of Nitco Paints Private Limited (Nitco) for an aggregate consideration of $149.3 million, net of cash acquired, including costs of acquisition and the assumption of certain financial obligations. The acquisitions were financed through the use of cash and Short-term borrowings. Both acquisitions were accounted for as purchases, with results of operations included in the consolidated financial statements beginning with the month of April for Nitco and June for MAB.
MAB, included in the Paint Stores Group, is a leading manufacturer and distributor of paints and coatings in the eastern and southeastern portions of the United States. MAB services the professional painting contractor, builder and do-it-yourself markets through 131 company-operated stores. MAB was acquired to contribute to the Company’s domestic controlled-distribution growth strategy. Nitco, included in the Global Group, is a leading manufacturer and distributor especially in western India of exterior paints and coatings used in the construction of office buildings, high rise apartments, shopping malls, hospitals and schools. Nitco was acquired to support the Company’s international growth strategy.
Goodwill recognized in the acquisitions amounted to $50.1 million in the Paint Stores Group and $11.6 million in the Global Group. Identifiable intangible assets valued in the acquisitions amounted to $30.8 million in the Paint Stores Group and $11.8 million in the Global Group. The allocations of the purchase prices to specific assets and liabilities during the second quarter of 2007 were based on preliminary independent appraisals and internal estimates. The final allocations are not expected to differ significantly from the preliminary amounts allocated.
In October 2006, the Company acquired substantially all of the assets and business of Susannah Dobbs Company LLC (Dobco) for $51.2 million paid in cash. Dobco, included in the Consumer Group, manufactures, distributes and sells thermoplastic pavement marking and related products. Dobco was acquired to contribute to the Company’s growth strategy by expanding its existing product base. The acquisition was accounted for as a purchase, with results of operations included in the consolidated financial statements since the date of acquisition. The Dobco acquisition resulted in the recognition of goodwill of $29.0 million and identifiable intangible assets of $11.0 million.
The following unaudited pro-forma summary presents consolidated financial information as if MAB, Nitco and Dobco had been acquired at the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2006 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars except per share data)	2007	2006	2007	2006
Net sales	$2,225,825	$2,185,369	$4,012,136	$3,995,406
Net income	203,353	188,571	313,992	303,574

Net income per common share:
Basic	1.57	1.40	2.41	2.26
Diluted	1.53	1.36	2.34	2.19
Note P—RECLASSIFICATION
Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased by 3.2 percent to $2.20 billion in the second quarter of 2007 and 1.4 percent to $3.95 billion in the first six months of 2007 versus comparable periods in 2006. The net sales increase was due primarily to improving domestic and strong international paint sales. Consolidated net income increased 9.8 percent to $202.6 million in the second quarter of 2007 and 5.4 percent to $314.4 million in the first six months of 2007 versus comparable periods in 2006. Consolidated net income improved as a percent to net sales to 8.0 percent from 7.7 percent in the first six months of 2007 versus the comparable period in 2006. Diluted net income per common share increased 14.3 percent in the second quarter to $1.52 per common share from $1.33 per common share in 2006 and 8.3 percent in the first six months of 2007 to $2.34 per common share from $2.16 per common share a year ago.
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

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents and short-term investments decreased $432.8 million during the first six months of 2007 due primarily to the maturity and payment of long-term debt and funding of acquisitions. Cash requirements for normal seasonal increases in working capital, capital expenditures of $83.3 million, payments of cash dividends of $83.0 million and treasury stock purchases of $310.0 million were funded primarily by net cash from operations, a net increase in short-term borrowings of $85.2 million and proceeds from the exercise of stock options of $53.9 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $378.7 million at an average rate of 5.4 percent at June 30, 2007. The Company had unused maximum borrowing availability of $530.5 million at June 30, 2007 under the commercial paper program that is backed by the Company’s revolving credit agreement. Short-term borrowings outstanding under various foreign programs at June 30, 2007 were $76.3 million with a weighted average interest rate of 10.4 percent.
Since June 30, 2006, cash generated by operations of $853.5 million and other financing sources was used primarily for acquisitions of $200.5 million, capital expenditures of $198.8 million, treasury stock purchases of $558.4 million, payments of cash dividends of $150.2 million and payment of long-term debt of $200.0 million.
Capital expenditures during the first six months of 2007 primarily represented expenditures associated with improvements in manufacturing facilities in the Consumer Group, new store openings and normal equipment replacement in the Paint Stores Group and new branch openings in the Global Group.
During the second quarter of 2007, the Company purchased 1,300,000 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased in 2007 to 4,650,000. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at June 30, 2007 to purchase 8,171,070 shares of its common stock.
At June 30, 2007, the Company’s current ratio was 1.11, a decrease from the current ratio of 1.18 at December 31, 2006. The decrease in the current ratio was primarily due to the increase in working capital items needed to meet increased demand during the third quarter and the funding of acquisitions with cash.
During the second quarter of 2007, the Company completed its acquisitions of 100 percent of the stock of M. A. Bruder & Sons Incorporated (MAB) and substantially all of the assets and business of Nitco Paints Private Limited (Nitco), located in India, for aggregate consideration of $149.3 million, net of cash acquired, including costs of acquisition and the assumption of certain financial obligations. The acquisitions were financed through the use of cash and Short-term borrowings.

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
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and the California Court of Appeal has decided to review the decision.
The City of St. Louis proceeding was initiated in January 2000. The City initially alleged claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings during which many of the asserted claims were dismissed by the trial court or voluntarily dismissed by the City, on June 10, 2003, the City filed its fourth amended petition alleging a single count of public nuisance. Following further pre-trial proceedings, on January 18, 2006, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. The City has appealed the trial court’s January 18, 2006 decision and a prior trial court decision. On June 12, 2007, the Missouri Supreme Court affirmed summary judgment for the Company and other defendants. This decision concludes the case in favor of the Company and the other defendants.
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007 the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance.
In December 2001 and early 2002, a number of cities and counties in New Jersey individually initiated proceedings in the Superior Court of New Jersey against the Company and other companies asserting claims for fraud, public nuisance, civil conspiracy, unjust enrichment and indemnity. The New Jersey Supreme Court consolidated all of the cases and assigned them to the Superior Court in Middlesex County. By order dated November 4, 2002, the Superior Court granted the defendants’ motion to dismiss all complaints. The plaintiffs appealed and, on August 17, 2005, the Appellate Division affirmed the dismissal of all claims except public nuisance. The Appellate Division reinstated the public nuisance claim in each case. On November 17, 2005, the New Jersey Supreme Court granted defendants’ petition for certification to review the reinstatement of the public nuisance claims. On June 15, 2007, the New Jersey Supreme Court reversed the Appellate Division’s decision and reinstated the dismissal of the public nuisance claims. This decision concludes the case in favor of the Company and the other defendants.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial is scheduled for October 1, 2007.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2007. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2007.
The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites (including sites which were previously owned and/or operated by businesses acquired by the Company). In addition, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third-party sites, primarily Superfund sites. The Company may be similarly designated with respect to additional third-party sites in the future.
The Company accrues for estimated costs of investigation and remediation activities at its currently or formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2007 and 2006, the Company had accruals for environmental-related activities of $179.0 million and $169.2 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $141.9 million higher than the accruals at June 30, 2007.
Five of the Company’s currently and formerly owned sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2007. At June 30, 2007, $126.7 million or 70.9 percent, related directly to these five sites. Of the aggregate unaccrued exposure of $141.9 million at June 30, 2007, $99.1 million or 69.8 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site.
Two of the five sites are formerly owned manufacturing facilities in New Jersey that are in the early investigative stages of the environmental-related process. Although contamination exists at the sites and adjacent areas, the extent and magnitude of the contamination has not yet been fully quantified. It is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only at the former sites but along adjacent waterways. Depending on the extent of the additional investigations and remedial actions necessary, the ultimate liabilities for these sites may exceed the amounts currently accrued and the maximum of the ranges of reasonably possible outcomes currently estimated by management.
Two additional sites are a currently owned facility located in Illinois and a contiguous owned vacant property. The environmental issues at these sites have been determined to be associated with historical manufacturing operations of the Company. The majority of the investigative activities have been completed at these sites and some remedial measures have been taken. Agreement has been obtained from the appropriate governmental agency on a proposed remedial action plan and further development of that plan is currently underway. The majority of the investigative activities have been completed for the contiguous former property, some remedial actions have been taken and a proposed remedial action plan has been formulated but currently no clean up goals have been approved by the lead governmental agency. Due to the uncertainties of the scope and magnitude of contamination and the degree of remediation that may be necessary relating to this former site, it is reasonably likely that further investigations may be required and that extensive remedial actions may be necessary at this former facility.
The fifth site is a currently owned idle facility located in California. The environmental issues at this site have been determined to be associated with historical manufacturing operations of the Company. The majority of the investigative activities have been completed at this site, some interim remedial actions have been taken and a proposed remedial action plan has been formulated but currently no clean up goals have been approved by the lead governmental agency. Due to the uncertainties of the scope and magnitude of contamination and the degree of remediation that may be required relating to this site, it is reasonably likely that extensive remedial actions may be necessary.
Management cannot presently estimate the ultimate potential loss contingencies related to these five sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are fully developed.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $85.2 million to $455.0 million at June 30, 2007 from $369.8 million at December 31, 2006. Total long-term debt decreased $202.4 million to $302.3 at June 30, 2007 from $504.7 million at December 31, 2006. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Changes to the Company’s accrual for product warranty claims in the first six months of 2007 are disclosed in Note E.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the third quarter and first six months by segment for 2007 and 2006:

(thousands of dollars)	2007	Change	2006
Three months ended June 30:
Paint Stores Group	$1,365,423	2.8%	$1,328,322
Consumer Group	396,647	-1.1%	400,906
Global Group	434,293	8.9%	398,778
Administrative	1,825	-7.1%	1,964

	$2,198,188	3.2%	$2,129,970

Six months ended June 30:
Paint Stores Group	$2,416,346	1.3%	$2,384,408
Consumer Group	697,853	-4.5%	730,847
Global Group	836,507	7.3%	779,353
Administrative	3,660	-5.9%	3,890

	$3,954,366	1.4%	$3,898,498

Consolidated net sales increased in the second quarter and first six months of 2007 due primarily to improving domestic and strong international paint sales. The acquisitions of MAB and Nitco increased consolidated net sales by 0.7 percent in the quarter and by 0.4 percent in the first six months of 2007.
Net sales of all consolidated foreign subsidiaries were up 16.7 percent to $236.9 million for the second quarter and up 12.5 percent to $446.7 million for the first six months of 2007 versus

$203.0 million and $397.1 million for the respective comparative periods in 2006. Of the increase in net sales for foreign subsidiaries during the second quarter and first six months of 2007, 6.4 percent and 4.1 percent, respectively, related to favorable foreign currency exchange rates. Net sales of all operations other than consolidated foreign subsidiaries were up 1.8 percent to $1,961.3 million for the second quarter and up 0.2 percent to $3,507.7 million for the first six months as compared to $1,927.0 million and $3,501.4 million for the respective comparative periods in 2006.
Net sales in the Paint Stores Group during the first six months increased due primarily to the MAB acquisition and increasing domestic architectural paint sales to do-it-yourself (DIY) customers and commercial and residential repaint contractors and to improved industrial maintenance product sales. Net sales from stores open for more than twelve calendar months was flat for the quarter and down 1.0 percent in the first six months over last year’s comparable periods. The acquisition of MAB, effective May 31, 2007, added 131 new stores and increased net sales by 1.0 percent in the quarter and 0.5 percent for the first six months of 2007. Total paint sales volume percentage decreases were in the low-single digits for the second quarter and the first six months of 2007 as compared to the same period last year. Sales of products other than paint were flat for the quarter and the first six months of 2007 over last year’s comparable periods. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group decreased due primarily to soft DIY demand at most of the segment’s retail customers and, during the first quarter of 2007, the final period in the elimination of a portion of a paint program with a large retail customer. The decline in sales for the second quarter and the first six months of 2007 was caused by a general softness in sales of paint and products other than paint.
The Global Group’s first quarter and first six months of 2007 net sales increased due primarily to a new product introduction in the U.K., architectural and automotive paint volume gains in South America, and improved product finishes sales. Favorable currency exchange rates also increased net sales of this Segment by 3.6 percent in the quarter and 2.2 percent for the first six months of 2007 over 2006. The acquisition of Nitco accounted for no significant increase in net sales in the quarter or first six months of 2007.
Shown below are segment profit and the percent change for the second quarter and first six months by segment for 2007 and 2006:

(thousands of dollars)	2007	Change	2006
Three months ended June 30:
Paint Stores Group	$238,161	9.7%	$217,167
Consumer Group	82,613	8.2%	76,317
Global Group	48,880	43.6%	34,033
Administrative	(66,509)	-13.9%	(58,392)

	$303,145	12.6%	$269,125

Six months ended June 30:
Paint Stores Group	$360,534	9.1%	$330,486
Consumer Group	138,676	4.3%	132,997
Global Group	84,276	26.7%	66,505
Administrative	(116,823)	-18.1%	(98,952)

	$466,663	8.3%	$431,036

Consolidated segment profit was favorably impacted by a change in gross profit, which increased $50.0 million and $69.9 million in the second quarter and first six months of 2007, respectively, as compared to comparable periods in 2006. As a percent of sales, consolidated gross profit increased to 44.9 percent in the quarter from 44.0 percent in the second quarter of 2006 and to 45.0 percent from 43.8 percent in the first six months of 2006. The increase in the consolidated gross profit percentage is primarily related to better factory utilization, product sales mix and foreign selling price increases. Negatively impacting consolidated segment profit was an increase in selling, general and administrative expenses (SG&A) of $25.3 million in the second quarter and $45.5 million in the first six months of 2007 as compared to last year. As a percent of sales, consolidated SG&A increased slightly to 30.3 percent in the quarter from 30.1 percent in the second quarter of 2006 and to 32.5 percent in the first six months from 31.8 percent in the first six months of 2006. The increase in SG&A for the first six months over last year was mitigated by an additional reduction of $7.3 million in the first quarter in the estimated incentive compensation expense accrued at December 31, 2006. The acquisitions of MAB and Nitco did not have a significant impact on consolidated segment profit or segment profit for the Paint Stores Group or the Global Group.
The Paint Stores Group’s gross profit for the second quarter and for the first six months of 2007 increased $32.2 million and $50.0 million, respectively, due primarily to higher selling prices implemented in 2006 that helped return gross profit to a more normal percentage of sales. The Consumer Group’s gross profit for the second quarter increased from last year by $2.6 million and decreased for the first six months by $1.6 million due to lower sales that could not be offset by tight spending control and better factory utilization. The Global Group’s gross profit for the second quarter and first six months of 2007 increased $13.7 million and $21.9 million, respectively, due to increased sales volume and prices in South America and improved operating efficiencies related to additional manufacturing volume. Foreign exchange fluctuations increased the Global Group’s gross profit by $4.0 million and $5.0 million in the second quarter and first six months of 2007, respectively.

In the Paint Stores Group, SG&A increased $11.2 million for the quarter and $20.3 million for the first six months of 2007 due primarily to increased expenses associated with new stores that were partially offset in the first quarter by the additional reduction of $5.2 million in a prior accrual related to incentive compensation expense. The Consumer Group’s SG&A decreased $4.0 million for the quarter and $8.3 million for the first six months of 2007 due primarily to tight spending control and decreased sales volume. The Global Group’s SG&A increased by $6.4 million for the quarter and $9.5 million for the first six months of 2007 relating primarily to sales volume gains, more branch openings and exchange rate fluctuations of $2.8 million for the quarter and $3.5 million for the first six months of 2007.
Administrative expenses for the second quarter and first six months of 2007 included increased compensation and benefit related expenses not directly allocable to the Reportable Operating Segments of approximately $10.2 million and $16.5 million, respectively. Included in these increases were $1.7 million for the quarter and $4.4 for the first six months of 2007 of increased stock-based compensation expense, and other increased administrative expenses. Also included in administrative expenses for the first six months of 2007 were increases of $3.0 million in the net expense of financing and investing activities. Reduced environmental-related expenses partially offset these increases in the second quarter and first six months of 2007.
Consolidated income before income taxes improved $34.0 million, or 12.6 percent, during the second quarter and improved $35.6 million, or 8.3 percent, during the first six months of 2007 due to improved segment profits of the Reportable Operating Segments that more than offset the year-over-year increases in administrative expenses.
The effective tax rates were 33.2 percent and 32.6 percent, for the second quarter and first six months of 2007, respectively, and 31.4 percent and 30.8 percent for the second quarter and first six months of 2006, respectively. The lower tax rate in 2006 was due to numerous favorable audit settlements and reserve releases.
Net income increased $18.0 million, or 9.8 percent, in the second quarter of 2007 and $16.1 million, or 5.4 percent, for the first six months of 2007. Diluted net income per common share increased 14.3 percent to $1.52 per share from $1.33 per share in the second quarter of 2007 and 8.3 percent to $2.34 per share from $2.16 per share for the first six months of 2007 as the diluted average shares and equivalents outstanding declined 4.2 million shares from 2006.
Management considers a measurement that is not in accordance with accounting principles generally accepted in the United States a useful measurement of the operational profitability of the Company. Some investment professionals also utilize such a measurement as an indicator of the value of profits and cash that are generated strictly from operating activities, putting aside working capital and certain other balance sheet changes. For this measurement, management increases net income for significant non-operating and non-cash expense items to arrive at an amount known as “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). The reader is cautioned that the following value for EBITDA should not be compared to other entities unknowingly. EBITDA should not be considered an alternative to net income or cash flows from operating activities as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and cash flows from operating activities in accordance with accounting principles generally accepted in the United States disclosed in the Statements of Consolidated Income and the Condensed Statements of Consolidated Cash Flows. EBITDA as used by management is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(thousands of dollars)	2007	2006	2007	2006
Net income	$202,607	$184,592	$314,409	$298,263
Interest expense	16,786	16,837	35,367	34,187
Income taxes	100,538	84,533	152,254	132,773
Depreciation	33,272	30,160	65,510	59,839
Amortization	5,897	5,622	11,349	11,259

EBITDA	$359,100	$321,744	$578,889	$536,321

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
During the first quarter of 2007, we upgraded a portion of our financial information systems to a more technologically current and flexible financial system. When fully implemented, this upgrade in financial software will enhance our common financial platform worldwide and will create additional efficiencies to support our continued growth. We plan to complete our domestic implementation of such software by the third quarter of 2007. In connection with the upgrade in its financial software, we have modified or replaced the design and documentation of certain internal control processes and procedures.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
April 1 - April 30
Share repurchase program (1)	195,779	$65.25	195,779	9,275,291
Employee transactions (2)	1,766	$66.20		N/A
May 1 - May 31
Share repurchase program (1)	679,000	$66.33	679,000	8,596,291
Employee transactions (2)	2,183	$67.50		N/A
June 1 - June 30
Share repurchase program (1)	425,221	$65.94	425,221	8,171,070
Employee transactions (2)		$		N/A

Total
Share repurchase program (1)	1,300,000	$66.04	1,300,000	8,171,070
Employee transactions (2)	3,949	$66.92		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 21, 2005, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 20.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at June 30, 2007 to purchase 8,171,070 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.
Item 5. Other Information.
During the fiscal quarter ended June 30, 2007, the Audit Committee of the Board of Directors of the Company approved additional audit services and non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. The non-audit services were approved within categories related to domestic advisory and compliance services and foreign tax consulting and advisory services.

Item 6. Exhibits.

4(a)	Five Year Credit Agreement, dated as of April 26, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of April 26, 2007, by and between The Sherwin-Williams Company and Citibank, N.A. , filed as Exhibit 4.2 to Sherwin-Williams’ Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

4(c)	Amendment No. 1 to Loan and Servicing Agreement, dated as of May 29, 2006, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

4(d)	Amendment No. 2 to Loan and Servicing Agreement, dated as of January 31, 2007, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

4(e)	Amendment No. 3 to Loan and Servicing Agreement, dated as of June 6, 2007, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

10(a)	Summary of Adjusted Base Salaries for Named Executive Officers (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
July 23, 2007	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

July 23, 2007	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
4(a)	Five Year Credit Agreement, dated as of April 26, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of April 26, 2007, by and between The Sherwin-Williams Company and Citibank, N.A., filed as Exhibit 4.2 to Sherwin-Williams’ Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

4(c)	Amendment No. 1 to Loan and Servicing Agreement, dated as of May 29, 2006, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

4(d)	Amendment No. 2 to Loan and Servicing Agreement, dated as of January 31, 2007, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

4(e)	Amendment No. 3 to Loan and Servicing Agreement, dated as of June 6, 2007, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

10(a)	Summary of Adjusted Base Salaries for Named Executive Officers (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).