Form 10-Q
period 2007-09-30
SHERWIN WILLIAMS CO
filed 2007-10-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2007
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
Common Stock, $1.00 Par Value — 125,614,552 shares as of September 30, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$2,197,042	$2,116,711	$6,151,408	$6,015,209
Cost of goods sold	1,208,654	1,180,933	3,385,083	3,371,432
Gross profit	988,388	935,778	2,766,325	2,643,777
Percent to net sales	45.0%	44.2%	45.0%	44.0%
Selling, general and administrative expenses	670,433	648,920	1,955,073	1,888,067
Percent to net sales	30.5%	30.7%	31.8%	31.4%
Other general expense — net	3,185	(488)	10,209	14,779
Interest expense	17,048	16,437	52,415	50,624
Interest and net investment income	(1,808)	(6,127)	(12,591)	(17,820)
Other (income) expense — net	5,213	345	239	400

Income before income taxes	294,317	276,691	760,980	707,727
Income taxes	93,968	97,579	246,222	230,352

Net income	$200,349	$179,112	$514,758	$477,375

Net income per common share:
Basic	$1.59	$1.34	$3.99	$3.56
Diluted	$1.55	$1.30	$3.88	$3.46

Average shares outstanding — basic	125,958,878	133,622,166	128,887,107	134,196,870

Average shares and equivalents outstanding — diluted	129,592,682	137,375,111	132,601,488	138,028,873

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,233	$469,170	$400,360
Short-term investments		21,200
Accounts receivable, less allowance	1,097,342	864,972	1,015,139
Inventories:
Finished goods	761,340	707,196	742,416
Work in process and raw materials	125,002	117,983	112,985

	886,342	825,179	855,401
Deferred income taxes	123,452	120,101	110,204
Other current assets	191,945	149,659	163,958

Total current assets	2,320,314	2,450,281	2,545,062

Goodwill	1,001,700	916,464	887,175
Intangible assets	350,567	285,922	280,352
Deferred pension assets	399,185	387,668	417,416
Other assets	155,375	125,971	159,007

Property, plant and equipment	2,184,730	2,049,772	2,006,087
Less allowances for depreciation	1,303,986	1,220,991	1,209,290

	880,744	828,781	796,797

Total assets	$5,107,885	$4,995,087	$5,085,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$656,379	$369,778	$275,730
Accounts payable	837,934	779,369	855,273
Compensation and taxes withheld	208,587	236,930	201,493
Accrued taxes	172,790	61,246	158,493
Current portion of long-term debt	10,338	212,853	208,648
Other accruals	407,999	414,639	412,475

Total current liabilities	2,294,027	2,074,815	2,112,112

Long-term debt	293,971	291,876	298,755
Postretirement benefits other than pensions	305,710	301,408	230,890
Other long-term liabilities	369,381	334,628	381,890

Shareholders’ equity:
Common stock — $1.00 par value:
125,614,552, 133,565,287 and 134,822,846 shares outstanding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	225,377	222,985	221,590
Preferred stock — convertible, no par value:
352,460, 433,215, and 460,681 shares outstanding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	352,460	433,215	460,681
Unearned ESOP compensation	(352,460)	(433,215)	(460,681)
Other capital	865,591	748,523	666,433
Retained earnings	3,873,830	3,485,564	3,420,229
Treasury stock, at cost	(2,891,326)	(2,202,248)	(2,040,582)
Cumulative other comprehensive loss	(228,676)	(262,464)	(205,508)

Total shareholders’ equity	1,844,796	1,992,360	2,062,162

Total liabilities and shareholders’ equity	$5,107,885	$4,995,087	$5,085,809

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$514,758	$477,375
Adjustments to reconcile net income to net operating cash:
Depreciation	100,964	90,714
Amortization of intangibles and other assets	17,311	16,881
Stock-based compensation expense	23,925	17,743
Provisions for environmental-related matters	22,268	17,448
Defined benefit pension plans net credit	(4,323)	(1,127)
Net increase in postretirement liability	6,359	4,364
Other	(8,790)	(3,985)
Change in working capital accounts — net	(103,274)	(77,105)
Costs incurred for environmental — related matters	(6,560)	(8,283)
Costs incurred for qualified exit costs	(1,087)	(1,968)
Other	2,204	4,809

Net operating cash	563,755	536,866

INVESTING ACTIVITIES
Capital expenditures	(117,206)	(144,368)
Acquisitions of businesses, net of cash acquired	(248,185)
Proceeds from sale of short-term investments	21,200
Increase in other investments	(33,357)	(26,473)
Proceeds from sale of assets	19,660	6,983
Other	(11,469)	2,061

Net investing cash	(369,357)	(161,797)

FINANCING ACTIVITIES
Net increase in short-term borrowings	273,156	150,123
Net (decrease) increase in long-term debt	(201,149)	9,952
Payments of cash dividends	(123,137)	(102,009)
Proceeds from stock options exercised	64,412	61,237
Income tax effect of stock-based compensation	32,146	20,214
Treasury stock purchased	(680,247)	(149,481)
Other	(9,594)	(1,325)

Net financing cash	(644,413)	(11,289)

Effect of exchange rate changes on cash	2,078	539

Net (decrease) increase in cash and cash equivalents	(447,937)	364,319
Cash and cash equivalents at beginning of year	469,170	36,041

Cash and cash equivalents at end of period	$21,233	$400,360

Income taxes paid	$126,587	$151,300
Interest paid	61,822	58,554
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended September 30, 2007 and 2006
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
The consolidated results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
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
In March 2007, the FASB ratified the EITF consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance.” This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and adoption is not expected to have a significant impact on the Company’s results of operations, financial condition and liquidity.
In February 2007, the FASB issued Statement of Financial Accounting Standards (FAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Adoption of this standard is optional. If adopted, the standard is not expected to have any impact on the Company’s results of operations, financial condition and liquidity.
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
In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-4, “Accounting for Deferred Comp./Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This EITF indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and adoption is not expected to have a significant impact on the Company’s results of operations, financial condition and liquidity.
Note C—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2007 and 2006 were $.315 per share and $.25 per share, respectively.
Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2007	2006	2007	2006
Net income	$200,349	$179,112	$514,758	$477,375
Foreign currency translation adjustments	16,970	1,659	29,217	8,067
Amortization of net prior service costs and actuarial losses, net of taxes	1,260		3,872
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes	(376)	(328)	700	(35)

Comprehensive income	$218,203	$180,443	$548,547	$485,407

Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2007 and 2006, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2007	2006

Balance at January 1	$25,226	$23,003
Charges to expense	22,228	28,434
Settlements	(26,413)	(25,571)

Balance at September 30	$21,041	$25,866

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note F—EXIT OR DISPOSAL ACTIVITIES
The Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualifying exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to prior provisions for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. No significant revisions occurred during the first nine months of 2007.
The following table summarizes the remaining liabilities associated with qualified exit costs at September 30, 2007 and the activity for the nine months then ended:

(Thousands of dollars)		Actual
	Balance at	expenditures	Balance at
	December 31,	charged to	September 30,
Exit Plan	2006	accrual	2007
Consumer Group manufacturing facilities shutdown in 2005:
Other qualified exit costs	$947	$(226)	$721
Consumer Group manufacturing facility shutdown in 2004:
Other qualified exit costs	130	(35)	95
Qualified exit costs initiated prior to 2003	12,126	(420)	11,706

Totals	$13,203	$(681)	$12,522

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

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2007	2006	2007	2006	2007	2006
Three months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$4,610	$4,722	$715	$660	$1,177	$1,146
Interest cost	4,030	3,697	927	750	4,231	4,020
Expected return on assets	(12,648)	(11,335)	(622)	(591)
Recognition of:
Unrecognized prior service cost	305	151	15	15	(159)	(158)
Unrecognized actuarial loss	342	1,244	315	340	1,282	860

Net periodic benefit (credit) cost	$(3,361)	$(1,521)	$1,350	$1,174	$6,531	$5,868

Nine months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$13,830	$14,166	$2,105	$1,934	$3,531	$3,438
Interest cost	12,090	11,091	2,729	2,194	12,693	12,060
Expected return on assets	(37,944)	(34,005)	(1,830)	(1,729)
Recognition of:
Unrecognized prior service cost	915	453	45	45	(477)	(474)
Unrecognized actuarial loss	1,026	3,732	925	992	3,846	2,580

Net periodic benefit (credit) cost	$(10,083)	$(4,563)	$3,974	$3,436	$19,593	$17,604

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of investigation and remediation activities at its currently or formerly owned sites and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and historical experience. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The unaccrued maximum of the estimated range of possible outcomes is $141.4 million higher than the accrued amount at September 30, 2007. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.

Included in Other long-term liabilities at September 30, 2007 and 2006 were accruals for extended environmental-related activities of $150.4 million and $135.9 million, respectively. Estimated costs of current investigation and remediation activities of $39.6 million and $33.5 million were included in Other accruals at September 30, 2007 and 2006, respectively.
Five of the Company’s currently or formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2007. At September 30, 2007, $137.3 million, or 72.2 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued exposure of $141.4 million at September 30, 2007, $96.9 million, or 68.6 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Note I—LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies,” the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, FAS No. 5 requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court. Proceedings relating to a remedial order to implement the judgment of abatement are continuing in the Court during the pending appeal to the Rhode Island Supreme Court.
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

The City of St. Louis proceeding was initiated in January 2000. The City initially alleged claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings during which many of the asserted claims were dismissed by the trial court or voluntarily dismissed by the City, on September 10, 2003, the City filed its fourth amended petition alleging a single count of public nuisance. Following further pre-trial proceedings, on January 18, 2006, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. The City has appealed the trial court’s January 18, 2006 decision and a prior trial court decision. On September 12, 2007, the Missouri Supreme Court affirmed summary judgment for the Company and other defendants. This decision concludes the case in favor of the Company and the other defendants.
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
In December 2001 and early 2002, a number of cities and counties in New Jersey individually initiated proceedings in the Superior Court of New Jersey against the Company and other companies asserting claims for fraud, public nuisance, civil conspiracy, unjust enrichment and indemnity. The New Jersey Supreme Court consolidated all of the cases and assigned them to the Superior Court in Middlesex County. By order dated November 4, 2002, the Superior Court granted the defendants’ motion to dismiss all complaints. The plaintiffs appealed and, on August 17, 2005, the Appellate Division affirmed the dismissal of all claims except public nuisance. The Appellate Division reinstated the public nuisance claim in each case. On November 17, 2005, the New Jersey Supreme Court granted defendants’ petition for certification to review the reinstatement of the public nuisance claims. On September 15, 2007, the New Jersey Supreme Court reversed the Appellate Division’s decision and reinstated the dismissal of the public nuisance claims. This decision concludes the case in favor of the Company and the other defendants.
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
In April 2007, the State of Ohio filed an action against the Company and other companies asserting a claim for public nuisance. The State of Ohio seeks compensatory and punitive damages. Simultaneously, the State of Ohio filed a motion to consolidate this action with the action previously filed by the City of Columbus (one of the Ohio cities referred to in the preceding paragraph) and a motion to stay this action pending the Ohio Supreme Court’s resolution of the mandamus action in State ex rel. The Ohio General Assembly v. Brunner, Case No. 2007-0209. In September 2007, the trial court entered an order to reinstate these actions due to the Ohio Supreme Court’s decision on the mandamus action in State ex rel. The Ohio General Assembly v. Brunner.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on September 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007.

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
Note J—OTHER (INCOME) EXPENSE
Other general expense — net
The Company added the caption Other general expense — net to its Statements of Consolidated Income and reclassified certain amounts that were previously included in Other expense — net to conform with the 2007 presentation. Included in Other general expense — net were the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2007	2006	2007	2006
Provisions for environmental matters-net	$14,551	$2,002	$22,268	$17,448
Net (income) of exit or disposal activities		(528)		(528)
Net (gain) on disposition of assets	(11,366)	(1,962)	(12,059)	(2,141)

Total expense	$3,185	$(488)	$10,209	$14,779

Provisions for environmental matters—net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts — an Interpretation of APB Opinion No. 10 and FASB Statement No. 105.” See Note H for further details on the Company’s environmental-related activities.
The net (income) of exit or disposal activities represents changes to accrued qualified exit costs as information becomes available upon which more accurate amounts can be reasonably estimated.
The net (gain) on disposition of assets represents realized net gains and losses associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
Other (income) expense — net
Included in Other (income) expense — net were the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2007	2006	2007	2006
Dividend and royalty income	$(830)	$(900)	$(2,768)	$(2,676)
Net expense from financing and investing activities	1,314	1,759	4,215	1,587
Foreign currency related losses (gains)	4,539	(458)	1,388	2,357
Other income	(1,050)	(741)	(6,264)	(3,291)
Other expense	1,240	685	3,668	2,423

Total (income) expense	$5,213	$345	$239	$400

The net expense from financing and investing activities represents the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related losses (gains) represents foreign currency transaction gains and losses and realized and unrealized gains and losses from foreign currency option and forward contracts.

The Company had foreign currency option and forward contracts outstanding at September 30, 2007. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at September 30, 2007.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the Other income or Other expense caption was immaterial; no single category of items exceeded $1,000.
Note K—INCOME TAXES
The effective tax rates were 31.9 percent and 32.4 percent for the third quarter and first nine months of 2007, respectively, and 35.3 percent and 32.5 percent for the respective periods in 2006. The lower tax rates in 2007 were due to numerous favorable factors including tax benefits relating to foreign operations.
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
There were no significant changes to any of these amounts during the first nine months of 2007.

Note L— NET INCOME PER COMMON SHARE

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars except per share data)	2007	2006	2007	2006

Basic
Average common shares outstanding	125,958,878	133,622,166	128,887,107	134,196,870

Net income	$200,349	$179,112	$514,758	$477,375

Net income per common share	$1.59	$1.34	$3.99	$3.56

Diluted
Average common shares outstanding	125,958,878	133,622,166	128,887,107	134,196,870
Non-vested restricted stock grants	1,142,600	1,181,100	1,155,351	1,147,385
Stock options and other contingently issuable shares	2,491,204	2,571,845	2,559,030	2,684,618

Average common shares assuming dilution	129,592,682	137,375,111	132,601,488	138,028,873

Net income	$200,349	$179,112	$514,758	$477,375

Net income per common share	$1.55	$1.30	$3.88	$3.46

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Segment profit is total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost plus distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. Administrative segment loss included administrative expenses of the Company’s corporate headquarters, interest expense which was unrelated to retail real estate leasing activities, investment income, certain foreign currency transaction losses related to dollar-denominated debt, foreign currency option and forward contracts and other financing activities, certain expenses related to closed facilities and environmental-related matters, stock-based compensation expense and other expenses not directly associated with any Reportable Operating Segment.
Net external sales and segment profits of all consolidated foreign subsidiaries were $245.8 million and $31.8 million, respectively, for the third quarter of 2007, and $214.1 million and $21.3 million, respectively, for the third quarter of 2006. Net external sales and segment profits of these subsidiaries were $694.5 million and $71.4 million, respectively, for the first nine months of 2007, and $611.1 million and $50.6 million, respectively, for the first nine months of 2006. Long-lived assets of these subsidiaries totaled $193.3 million and $127.1 million at September 30, 2007 and 2006, respectively. Domestic operations account for the remaining net external sales, segment profits and long-lived assets. The Administrative segment does not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
(Thousands of dollars)

Three months ended September 30, 2007
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$1,400,937	$349,442		$444,947	$1,716	$2,197,042
Intersegment transfers		463,495		37,458	(500,953)

Total net sales and intersegment transfers	$1,400,937	$812,937		$482,405	$(499,237)	$2,197,042

Segment profit	$248,377	$64,147		$48,020		$360,544
Interest expense					$(17,048)	(17,048)
Administrative expenses and other					(49,179)	(49,179)

Income before income taxes	$248,377	$64,147	*	$48,020	$(66,227)	$294,317

Three months ended September 30, 2006
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$1,347,720	$354,967		$412,049	$1,975	$2,116,711
Intersegment transfers		456,869		37,263	(494,132)

Total net sales and intersegment transfers	$1,347,720	$811,836		$449,312	$(492,157)	$2,116,711

Segment profit	$226,722	$60,273		$42,721		$329,716
Interest expense					$(16,437)	(16,437)
Administrative expenses and other					(36,588)	(36,588)

Income before income taxes	$226,722	$60,273	*	$42,721	$(53,025)	$276,691

*	Segment profit includes $7,105 and $7,215 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarters of 2007 and 2006, respectively.
(Thousands of dollars)

Nine months ended September 30, 2007
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$3,817,283	$1,047,295		$1,281,454	$5,376	$6,151,408
Intersegment transfers		1,278,891		104,723	(1,383,614)

Total net sales and intersegment transfers	$3,817,283	$2,326,186		$1,386,177	$(1,378,238)	$6,151,408

Segment profit	$608,911	$202,823		$132,296		$944,030
Interest expense					$(52,415)	(52,415)
Administrative expenses and other					(130,635)	(130,635)

Income before income taxes	$608,911	$202,823	*	$132,296	$(183,050)	$760,980

Nine months ended September 30, 2006
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$3,732,128	$1,085,814		$1,191,402	$5,865	$6,015,209
Intersegment transfers		1,286,552		106,963	(1,393,515)

Total net sales and intersegment transfers	$3,732,128	$2,372,366		$1,298,365	$(1,387,650)	$6,015,209

Segment profit	$557,208	$193,270		$109,226		$859,704
Interest expense					$(50,624)	(50,624)
Administrative expenses and other					(101,353)	(101,353)

Income before income taxes	$557,208	$193,270	*	$109,226	$(151,977)	$707,727

*	Segment profit includes $19,618 and $19,875 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2007 and 2006, respectively.

Note N—DEBT
See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 for a complete description of the Company’s borrowing arrangements.
During the second quarter of 2007, the Company extended its accounts receivable securitization borrowing facility to January 27, 2010 from January 28, 2009. There were no borrowings outstanding under this facility at the end of the third quarter.
On April 26, 2007, the Company entered into an additional five-year credit agreement. This additional credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250.0 million.
During the third quarter of 2007, the Company entered into an additional five-year credit agreement. This additional credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250.0 million.
At September 30, 2007 there were $500 million of borrowings outstanding under various five-year agreements entered into prior to the third quarter 2007.
NOTE O — ACQUISITIONS
During the third quarter of 2007, the Company completed its acquisition of 100 percent of the stock of Columbia Paint & Coatings Co. (Columbia), substantially all of the stock of Pinturas Industriales S.A. (PISA), substantially all of the assets and business of Napko, S.A. de C.V. (Napko) and the brand names, formulas and patents of the VHT® brand paint line (VHT) for an aggregate consideration of $100.8 million, net of cash acquired, including costs of acquisition and the assumption of certain financial obligations. The acquisitions were financed through the use of cash and Short-term borrowings. All four acquisitions were accounted for as purchases, with results of operations included in the consolidated financial statements beginning with the month of July for Napko and September for Columbia, PISA and VHT.
Columbia, included in the Paint Stores Group, is a leading manufacturer and distributor of paints and coatings in the central and northwestern United States. Columbia services the professional painting contractor, builder and do-it-yourself markets through 41 company-operated stores. Columbia was acquired to contribute to the Company’s domestic controlled-distribution growth strategy. VHT brand paint, included in the Consumer Group, is the market leader in High Temperature coatings and premium aerosol products. VHT was acquired to broaden the product offering in Consumer Group and add to its growth strategy. Napko, included in the Global Group, is a leading manufacturer and distributor of industrial maintenance coatings primarily for the government oil and power industries in Mexico primarily through 9 company-operated branches.

PISA, also included in the Global Group, provides industrial paint products in Uruguay to the wood protection and industrial maintenance market. Napko and PISA were acquired to support the Company’s international growth strategy.
During the second quarter of 2007, the Company completed its acquisitions of 100 percent of the stock of M. A. Bruder & Sons Incorporated (MAB) and substantially all of the assets and business of Nitco Paints Private Limited (Nitco) for an aggregate consideration of $147.4 million, net of cash acquired, including costs of acquisition and the assumption of certain financial obligations. The acquisitions were financed through the use of cash and Short-term borrowings. Both acquisitions were accounted for as purchases, with results of operations included in the consolidated financial statements beginning with the month of April for Nitco and June for MAB.
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
Goodwill recognized in the acquisitions amounted to $71.0 million in the Paint Stores Group and $11.6 million in the Global Group. Identifiable intangible assets valued in the acquisitions amounted to $49.7 million in the Paint Stores Group, $2.9 million in the Consumer Group and $20.9 million in the Global Group. The allocations of the purchase prices to specific assets and liabilities during the second and third quarters of 2007 were based on preliminary independent appraisals and internal estimates. The final allocations are not expected to differ significantly from the preliminary amounts allocated.
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
The following unaudited pro-forma summary presents consolidated financial information as if Columbia, Napko, PISA, VHT, MAB, Nitco and Dobco had been acquired at the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2006 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2007	2006	2007	2006
Net sales	$2,223,253	$2,199,552	$6,284,507	$6,241,712
Net income	202,408	183,199	518,968	487,010

Net income per common share:
Basic	1.61	1.37	4.03	3.63
Diluted	1.56	1.33	3.91	3.53
Note P—RECLASSIFICATION
Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased by 3.8 percent to $2.20 billion in the third quarter of 2007 and 2.3 percent to $6.15 billion in the first nine months of 2007 versus comparable periods in 2006. The net sales increases were due primarily to acquisitions, strong domestic paint sales to commercial contractors, improved industrial maintenance product sales and strong international paint sales. The acquisitions completed during the third quarter of Columbia Paint & Coatings Co., Napko, S.A. de C.V., Pinturas Industriales S.A. and the VHT® brand of paint and the acquisitions completed during the second quarter of M. A. Bruder & Sons Incorporated and Nitco Paints Private Limited increased consolidated net sales by 2.0 percent in the third quarter and 1.0 percent in the first nine months. Consolidated net income increased 11.9 percent to $200.3 million in the third quarter and 7.8 percent to $514.8 million in the first nine months versus comparable periods in 2006. Consolidated net income improved as a percent to net sales to 9.1 percent from 8.5 percent in the third quarter and to 8.4 percent from 7.9 percent in the first nine months versus the comparable periods in 2006 due to improved profitability of operations. Diluted net income per common share increased 19.2 percent in the third quarter to $1.55 per share from $1.30 per share in 2006 and 12.1 percent in the first nine months to $3.88 per share from $3.46 per share a year ago. The 2007 acquisitions negatively impacted diluted net income per common share in 2007 by $.02 per share in the third quarter and first nine months.
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
Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $3.4 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note K for more information on income taxes.

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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents and short-term investments decreased $469.1 million during the first nine months of 2007 due primarily to cash paid for acquisitions of $248.2 million. Cash requirements for normal seasonal increases in working capital, treasury stock purchases of $680.2 million, the maturity and payment of long-term debt of $201.1 million, payments of cash dividends of $123.1 million and capital expenditures of $117.2 million were funded primarily by a reduction in cash and cash equivalents, net cash from operations of $563.8 million, a net increase in short-term borrowings of $273.2 million and proceeds from the exercise of stock options of $64.4 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $72.7 million at an average rate of 5.6 percent at September 30, 2007. The Company had unused maximum borrowing availability of $837 million at September 30, 2007 under the commercial paper program that is backed by the Company’s revolving credit agreement. Short-term borrowings under two five-year credit agreements were $500 million at an average rate of 5.5 percent at September 30, 2007. Short-term borrowings outstanding under various foreign programs at September 30, 2007 were $83.7 million with a weighted average interest rate of 10.3 percent.
Since September 30, 2006, cash and cash equivalents decreased $379.1 million due primarily to cash paid for acquisitions of $299.4 million. In the last twelve months, net operating cash of $842.6 million, net increased short-term borrowings of $367.9 million and proceeds from the exercise of stock options of $101.8 million were used primarily to fund treasury stock purchases of $841.9 million, the maturity and payment of long-term debt of $201.1 million, capital expenditures of $182.8 million and payments of cash dividends of $156.5 million.
Capital expenditures during the first nine months of 2007 primarily represented expenditures associated with improvements in manufacturing facilities in the Consumer Group, new store openings and normal equipment replacement in the Paint Stores Group and new branch openings in the Global Group.
During the third quarter of 2007, the Company purchased 5,550,000 shares of its common stock for treasury purposes through open market purchases, which brings the total number of shares purchased during the first nine months of 2007 to 10,200,000. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at September 30, 2007 to purchase 2,621,070 shares of its common stock. On October 19, 2007, the Board of Directors of the Company rescinded the previous authorization limit and authorized the Company to purchase, in the aggregate, 30,000,000 shares of its common stock.
At September 30, 2007, the Company’s current ratio was 1.01, a decrease from the current ratio of 1.18 at December 31, 2006. The decrease in the current ratio was primarily due to decreased cash and cash equivalents and increased short-term borrowings used to fund acquisitions and purchase treasury stock.
During the third quarter of 2007, the Company completed its acquisition of 100 percent of the stock of Columbia Paint & Coatings Co. (Columbia), substantially all of the stock of Pinturas Industriales S.A. (PISA), located in Uruguay, substantially all of the assets and business of Napko, S.A. de C.V. (Napko), located in Mexico, and the brand names, formulas and patents of the VHT® brand paint line (VHT) for aggregate consideration of $100.8 million, net of cash acquired, including acquisition costs and the assumption of certain financial obligations. During the second quarter of 2007, the Company completed its acquisitions of 100 percent of the stock of M. A. Bruder & Sons Incorporated (MAB) and substantially all of the assets and business of Nitco Paints Private Limited (Nitco), located in India, for aggregate consideration of $147.4 million, net of cash acquired, including acquisition costs and the assumption of certain financial obligations. The acquisitions were financed through the use of cash and Short-term borrowings. All the acquisitions were accounted for as purchases, with results of operations included in the consolidated financial statements beginning with the month of April for Nitco, June for MAB, July for Napko and September for Columbia, PISA and VHT.
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
In October 2005, an indirect wholly-owned subsidiary of the Company acquired a 25 percent interest in Life Shield Engineered Systems, LLC (Life Shield). That percentage interest in Life Shield continued through September 30, 2007. In October 2007, the Company’s wholly-owned subsidiary acquired the remaining 75 percent interest in Life Shield. Life Shield is a start-up company that develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for the Company (as the owner of and raw material supplier to Life Shield and as the exclusive distributor of Life Shield’s systems) than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
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
Litigation
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies,” the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the

Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, FAS No. 5 requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. In accordance with FAS No. 5, the Company has not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court. Proceedings relating to a remedial order to implement the judgment of abatement are continuing in the Court during the pending appeal to the Rhode Island Supreme Court.
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
In April 2007, the State of Ohio filed an action against the Company and other companies asserting a claim for public nuisance. The State of Ohio seeks compensatory and punitive damages. Simultaneously, the State of Ohio filed a motion to consolidate this action with the action previously filed by the City of Columbus (one of the Ohio cities referred to in the preceding paragraph) and a motion to stay this action pending the Ohio Supreme Court’s resolution of the mandamus action in State ex rel. The Ohio General Assembly v. Brunner, Case No. 2007-0209. In September 2007, the trial court entered an order to reinstate these actions due to the Ohio Supreme Court’s decision on the mandamus action in State ex rel. The Ohio General Assembly v. Brunner.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2007. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2007.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently or formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2007 and 2006, the Company had accruals for environmental-related activities of $190.0 million and $169.4 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $141.4 million higher than the accruals at September 30, 2007.
Five of the Company’s currently and formerly owned sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2007. At September 30, 2007, $137.3 million, or 72.2 percent, related directly to these five sites. Of the aggregate unaccrued exposure of $141.4 million at September 30, 2007, $96.9 million, or 68.6 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site.
Two of the five sites are formerly owned manufacturing facilities in New Jersey that are in the early investigative stages of the environmental-related process. Although contamination exists at the sites and adjacent areas, the extent and magnitude of the contamination have not yet been fully quantified. It is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only at the former sites but along adjacent waterways. Depending on the extent of the additional investigations and remedial actions necessary, the ultimate liabilities for these sites may exceed the amounts currently accrued and the maximum of the ranges of reasonably possible outcomes currently estimated by management.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings, including assumed borrowings of acquired companies, increased $286.6 million to $656.4 million at September 30, 2007 from $369.8 million at December 31, 2006. Total long-term debt decreased $200.4 million to $304.3 at September 30, 2007 from $504.7 million at December 31, 2006. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first nine months of 2007 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of

Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2007 are disclosed in Note E.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change by segment for the third quarter and first nine months of 2007 and 2006:

(thousands of dollars)	2007	Change	2006
Three months ended September 30:
Paint Stores Group	$1,400,937	3.9%	$1,347,720
Consumer Group	349,442	-1.6%	354,967
Global Group	444,947	8.0%	412,049
Administrative	1,716	-13.1%	1,975

	$2,197,042	3.8%	$2,116,711

Nine months ended September 30:
Paint Stores Group	$3,817,283	2.3%	$3,732,128
Consumer Group	1,047,295	-3.5%	1,085,814
Global Group	1,281,454	7.6%	1,191,402
Administrative	5,376	-8.3%	5,865

	$6,151,408	2.3%	$6,015,209

Consolidated net sales increased in the third quarter and first nine months of 2007 due primarily to acquisitions, strong domestic paint sales to commercial contractors, improved industrial maintenance product sales and strong international paint sales. The acquisitions of MAB, Nitco, Columbia, Napko, PISA and VHT increased consolidated net sales by 2.0 percent in the third quarter and by 1.0 percent in the first nine months of 2007.
Net sales of all consolidated foreign subsidiaries were up 14.8 percent to $245.8 million for the third quarter and up 13.6 percent to $694.5 million for the first nine months of 2007 versus $214.1 million and $611.1 million for the respective comparative periods in 2006. Of the increase in net sales for foreign subsidiaries during the third quarter and first nine months of 2007, 7.7 percent and 5.3 percent, respectively, related to favorable foreign currency exchange rates. Net sales of all operations other than consolidated foreign subsidiaries were up 2.6 percent to $1,951.2 million for the third quarter and up 1.0 percent to $5,456.9 million for the first nine months as compared to $1,902.6 million and $5,404.1 million for the respective comparative periods in 2006.
Net sales in the Paint Stores Group during the third quarter and first nine months increased due primarily to the MAB and Columbia acquisitions, improving domestic architectural paint sales to do-it-yourself (DIY) customers and commercial and residential repaint contractors and strong industrial maintenance product sales. Net sales from stores open for more than twelve calendar months decreased 0.6 percent in the third quarter and 0.9 percent in the first nine months over last year’s comparable periods. The acquisitions of MAB, effective May 31, 2007, and Columbia, effective September 28, 2007, added 172 stores and increased Paint Stores Group net sales by 2.7 percent in the third quarter and 1.3 percent in the first nine months of 2007. Total paint sales volume increased 1.1 percent in the third quarter and decreased 1.7 percent in the first nine months of 2007 as compared to the same periods last year. Sales of products other than paint were down slightly in the third quarter and the first nine months of 2007 over last year’s comparable periods. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group decreased due primarily to soft DIY demand at most of the segment’s retail customers and, during the first quarter of 2007, the final period in the elimination of a portion of a paint program with a large retail customer. The acquisition of VHT had no impact on Consumer Group net sales.
The Global Group’s third quarter and first nine months of 2007 net sales increased due primarily to a new product introduction in the U.K., architectural and automotive paint volume gains in South America, acquisitions and improved product finishes sales. The acquisitions of Nitco, Napko and PISA increased Global Group’s net sales in the third quarter by 1.6 percent and in the first nine months by 0.7 percent. Favorable currency exchange rates also increased net sales of this Segment by 3.5 percent in the third quarter and 2.6 percent for the first nine months of 2007 over 2006.
Shown below are segment profit and the percent change by segment for the third quarter and first nine months of 2007 and 2006:

(thousands of dollars)	2007	Change	2006
Three months ended September 30:
Paint Stores Group	$248,377	9.6%	$226,722
Consumer Group	64,147	6.4%	60,273
Global Group	48,020	12.4%	42,721
Administrative	(66,227)	-24.9%	(53,025)

	$294,317	6.4%	$276,691

Nine months ended September 30:
Paint Stores Group	$608,911	9.3%	$557,208
Consumer Group	202,823	4.9%	193,270
Global Group	132,296	21.1%	109,226
Administrative	(183,050)	-20.4%	(151,977)

	$760,980	7.5%	$707,727

Consolidated segment profit was favorably impacted by a change in gross profit, which increased $52.6 million and $122.5 million in the third quarter and first nine months of 2007, respectively, as compared to comparable periods in 2006. As a percent of sales, consolidated gross profit increased in the third quarter of 2007 to 45.0 percent from 44.2 percent in 2006 and increased in the first nine months to 45.0 percent from 44.0 percent in 2006. The increase in the consolidated gross profit percentage is primarily due to improved domestic manufacturing direct conversion costs, additional manufacturing volume in international factories, product sales mix and foreign selling price increases. Negatively impacting consolidated segment profit was an increase in selling, general and administrative expenses (SG&A) of $21.5 million in the third quarter and $67.0 million in the first nine months of 2007 as compared to last year. As a percent of sales, consolidated SG&A decreased slightly to 30.5 percent in the third quarter from 30.7 percent in the third quarter of 2006 and increased slightly to 31.8 percent in the first nine months from 31.4 percent in the first nine months of 2006. The increase in SG&A for the first nine months of 2007 over last year was mitigated by an additional reduction of $7.3 million in the first quarter of 2007 in the estimated incentive compensation expense accrued at December 31, 2006. Increases in Other general expense - net and Other expense - net in the third quarter compared to the third quarter of 2006 unfavorably impacted consolidated segment profit by $8.5 million due primarily to an increase in environmental provisions of $12.5 million and increased foreign currency related losses of $5.0 million that were partially offset by an increased net gain on the disposition of assets of $9.4 million. The acquisitions of MAB, Nitco, Columbia, Napko, PISA and VHT had a combined negative impact on consolidated segment profit of 1.6 percent in the third quarter and 0.6 percent in the first nine months.
The Paint Stores Group’s gross profit in the third quarter and first nine months of 2007 increased $38.6 million and $88.6 million, respectively, due primarily to higher selling prices implemented in late 2006 to help return gross profit to a more normal percentage of sales. The Consumer Group’s gross profit in the third quarter increased slightly from last year and decreased slightly in the first nine months due to lower sales that could not be offset by tight spending control and better factory direct conversion costs. The Global Group’s gross profit in the third quarter and first nine months of 2007 increased $8.0 million and $24.7 million, respectively, due to increased sales volume and prices in South America and improved operating efficiencies related to additional manufacturing volume. Foreign exchange fluctuations increased the Global Group’s gross profit by $4.9 million and $10.1 million in the third quarter and first nine months of 2007, respectively.
In the Paint Stores Group, SG&A increased $21.8 million in the third quarter and $42.1 million in the first nine months of 2007 due primarily to increased expenses associated with new stores that were partially offset in the nine months by a first quarter reduction of $5.2 million in a prior accrual related to incentive compensation expense. The Consumer Group’s SG&A decreased $5.4 million in the third quarter and $13.7 million in the first nine months of 2007 due primarily to tight spending control and decreased sales volume. The Global Group’s SG&A increased by $4.2 million in the third quarter and $13.6 million in the first nine months of 2007 relating primarily to sales volume gains, more branch openings and exchange rate fluctuations of $3.1 million for the quarter and $6.8 million for the first nine months of 2007.
A negative impact on the Paint Stores Group segment profit of 1.9 percent in the third quarter and 0.8 percent in the first nine months due to the acquisitions of MAB and Columbia was essentially offset by a third quarter gain on the disposition of an asset of $4.8 million. The acquisition of VHT had no impact on Consumer Group segment profit in the third quarter or nine months. The acquisitions of Nitco, Napko and PISA had no significant impact on Global Group’s segment profit in the third quarter or the first nine months.

The Administrative segment’s loss increased $13.2 million in the third quarter compared to 2006 due primarily to an increase in the provision for environmental-related matters of $12.5 million, an increase in interest expense, net of investment income, of $4.7 million and an increase of $1.8 million in stock-based compensation expense. Partially offsetting these increases was a gain on the sale of an asset of $6.2 million. An inflationary increase in administrative spending was offset by a reduction in compensation and benefit related expenses not directly allocable to the Reportable Operating Segments. In the first nine months, the Administrative loss increased $31.1 million versus 2006 due primarily to an increase of $9.0 million in compensation and benefit related expenses not directly allocable to the Reportable Operating Segments, a net increase of $6.8 million in interest expense and lower investment income, an increase of $6.2 million in stock-based compensation expense and an increase of $4.8 million in the provision for environmental-related matters. A gain on the sale of an asset of $6.2 million was more than offset by inflationary administrative expenses accounting for the majority of the remaining increase of $4.3 million in the first nine months of 2007.
Consolidated segment profit (income before income taxes) improved $17.6 million, or 6.4 percent, during the third quarter and improved $53.3 million, or 7.5 percent, during the first nine months of 2007 due to improved segment profits of the Reportable Operating Segments that more than offset the year-over-year increases in expenses in the Administrative Segment.
The effective tax rates were 31.9 percent and 32.4 percent, in the third quarter and first nine months of 2007, respectively, and 35.3 percent and 32.5 percent in the third quarter and first nine months of 2006, respectively. The lower tax rate in 2007 was due to numerous favorable factors including tax benefits relating to foreign operations.
Net income increased $21.2 million, or 11.9 percent, in the third quarter of 2007 and $37.4 million, or 7.8 percent, in the first nine months of 2007. Diluted net income per common share increased 19.2 percent to $1.55 per share from $1.30 per share in the third quarter of 2007 and 12.1 percent to $3.88 per share from $3.46 per share in the first nine months of 2007 as the diluted average shares and equivalents outstanding declined from 2006 by 7.8 million shares and 5.4 million shares in the third quarter and first nine months, respectively.
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

(thousands of dollars)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income	$200,349	$179,112	$514,758	$477,375
Interest expense	17,048	16,437	52,415	50,624
Income taxes	93,968	97,579	246,222	230,352
Depreciation	35,453	30,875	100,964	90,714
Amortization	5,962	5,622	17,311	16,881

EBITDA	$352,780	$329,625	$931,670	$865,946

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
These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material and energy supplies and pricing; (d) changes in the Company’s relationships with customers and suppliers; (e) the ability of the Company to attain cost savings from productivity initiatives; (f) the ability of the Company to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired, including the acquisitions of MAB and Columbia; (g) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (h) risks and uncertainties associated with the Company’s expansion into and its operations in China, India, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (i) the achievement of growth in developing markets, such as China, India, Mexico and South America; (j) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (k) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.
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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
During the third quarter of 2007, we completed an upgrade of certain of our domestic financial information systems to more technologically current and flexible financial systems. This upgrade in financial software enhances our common financial platform worldwide and will create additional efficiencies to support our continued growth. In connection with the upgrade in our financial software, we have modified or replaced the design and documentation of certain internal control processes and procedures.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
July 1 — July 31
Share repurchase program (1)	600,000	$69.84	600,000	7,571,070
Employee transactions (2)
August 1 — August 31
Share repurchase program (1)	3,907,500	$67.30	3,907,500	3,663,570
Employee transactions (2)
September 1 — September 30
Share repurchase program (1)	1,042,500	$67.26	1,042,500	2,621,070
Employee transactions (2)	1,403	$68.38		N/A

Total
Share repurchase program (1)	5,550,000	$67.57	5,550,000	2,621,070
Employee transactions (2)	1,403	$68.38		N/A

(1)	All shares were purchased through the Company’s 20.0 million share repurchase program publicly announced on October 21, 2005. On October 19, 2007, the Board of Directors of the Company rescinded the October 21, 2005 share repurchase program, and the Company announced a new 30.0 million share repurchase program. There is no expiration date specified for the new program. The Company intends to repurchase stock under the new program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 6. Exhibits.
4(a)	Five Year Credit Agreement, dated as of August 28, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of August 28, 2007, by and between Sherwin-Williams and Citibank, N.A., filed as Exhibit 4.2 to Sherwin-Williams’ Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.

4(c)	Five Year Credit Agreement Amendment No. 1, dated as of September 17, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4 to Sherwin-Williams’ Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

4(d)	Five Year Credit Agreement Amendment No. 2, dated as of September 25, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent filed as Exhibit 4 to Sherwin-Williams’ Current Report on Form 8-K dated September 25, 2007, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 25, 2007	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

October 25, 2007	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

4(a)	Five Year Credit Agreement, dated as of August 28, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of August 28, 2007, by and between Sherwin-Williams and Citibank, N.A. , filed as Exhibit 4.2 to Sherwin-Williams’ Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.

4(c)	Five Year Credit Agreement Amendment No. 1, dated as of September 17, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4 to Sherwin-Williams’ Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

4(d)	Five Year Credit Agreement Amendment No. 2, dated as of September 25, 2007, by and among Sherwin-Williams, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders from time to time party thereto, and The Bank of New York, as paying agent filed as Exhibit 4 to Sherwin-Williams’ Current Report on Form 8-K dated September 25, 2007, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).