Form 10-K
period 2007-12-31
SHERWIN WILLIAMS CO
filed 2008-02-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At January 31, 2008, 122,804,070 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 29, 2007 was $8,657,799,790 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2007 (“2007 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

Portions of our Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2007 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

PART I

ITEM 1.  BUSINESS

Introduction

The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the United Kingdom, Europe, India and China. Our principal executive offices are located at 101 Prospect Avenue, N.W., Cleveland, Ohio 44115-1075, telephone (216) 566-2000. As used in this report, the terms “Sherwin-Williams,” “Company,” “we” and “our” mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

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

Basis of Reportable Segments

We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with Statement of Financial Accounting Standards (FAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Effective January 1, 2006, we changed our reportable operating segments based on organizational changes in our management structure. Our reportable operating segments now are: Paint Stores Group, Consumer Group and Global Group (collectively, the “Reportable Operating Segments”). The Global Group consists of certain business units with foreign or worldwide operations that were reported in the previous Paint Stores, Consumer, Automotive Finishes and International Coatings segments. Amounts reported prior to January 1, 2006 have been reclassified to conform to the current presentation. Factors considered in determining our Reportable Operating Segments include the nature of the business activities, existence of managers responsible for the operating activities and information presented to our Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment.

The Company’s chief operating decision maker (CODM) has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Operating Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Operating Segments based on profit or loss and cash generated from operations before income taxes. The accounting policies of the Reportable Operating Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 47 through 51 of our 2007 Annual Report, which is incorporated herein by reference.

Paint Stores Group

The Paint Stores Group consisted of 3,325 company-operated specialty paint stores and seven manufacturing/distribution facilities in the United States, Canada, Jamaica, Virgin Islands and Puerto Rico at December 31, 2007. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The acquisitions of M.A. Bruder & Sons, Incorporated and Columbia Paint & Coatings Co. are included in this segment. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, industrial and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Paint Stores, Consumer and Global Groups. In addition, each store sells selected purchased associated products. During 2007, this segment acquired 172 stores and opened 107 net new stores, consisting of 81 stores in the United States, 18 in the Caribbean region and 8 in Canada. In 2006, there were 117 net new stores opened (113 in the United States). In 2005, there were 95 net new stores opened (88 in the United States). The loss of any single customer would not have a material adverse effect on the business of this segment.

Consumer Group

The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers and the Paint Stores Group primarily in the United States and Canada. The acquisitions of the brand names, formulas and patents of the VHT® brand paint line and Life Shield Engineered Systems, LLC in 2007 are included in this segment. Approximately 56 percent of the total sales of the Consumer Group in 2007, including inter-segment transfers, represented products sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures.

Global Group

The Global Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, industrial and marine products, automotive finishes and refinish products, OEM coatings and related products in North and South America, the United Kingdom, Europe, China and India. The acquisitions of Nitco Paints Private Limited (India), Pinturas Industriales S.A. (Uruguay), Napko, S.A. de C.V. (Mexico) and Flex Recubrimientos, S.A. de C.V. (Mexico) are included in this segment. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s network of 519 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2007, this segment added 50 net new branches consisting of 29 net new branches in South America, 19 branches in the United States and 2 in Canada. At December 31, 2007, the Global Group consisted of operations in the United States, subsidiaries in 15 foreign countries, 3 foreign joint ventures and income from licensing agreements in 14 foreign countries.

Administrative Segment

The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment was interest expense which was unrelated to retail real estate leasing activities, interest and investment income, certain foreign currency transaction losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other expenses which were not directly associated with any Reportable Operating Segment. The Administrative segment did not include any significant foreign operations. Also included in the Administrative segment was a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.

Segment Financial Information

For financial information regarding our Reportable Operating Segments, including net external sales, segment profit, identifiable assets and other information by segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 76 through 78 of our 2007 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 77 of our 2007 Annual Report, which is incorporated herein by reference.

Additional information regarding risks attendant to foreign operations is set forth on page 34 of our 2007 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

For additional information regarding our business and business developments, see pages 6 through 14 of our 2007 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2007 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2008. There are sufficient suppliers of each product purchased for resale that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2008.

Seasonality

The majority of the sales for the Paint Stores Group, Consumer Group and Global Group traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.

Working Capital

In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventory and receivables) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 23 through 34 of our 2007 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each Reportable Operating Segment are set forth below.

•	Paint Stores Group: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, Pro Classic®, Duration®, Master Hide®, ExpressTech®, Duron®, Columbiatm and MABtm.

•	Consumer Group: Thompson’s® WaterSeal®, Dutch Boy®, Cuprinol®, Pratt & Lambert®, Martin Senour®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate Dispersionstm, DobcoTM, Kool Seal®, Snow Roof®, Uniflex® and VHT®.

•	Global Group: Sherwin-Williams®, Martin Senour®, Lazzuril®, Excelo®, Baco®, Planet ColorTM, Ultra-Cure®, Dutch Boy®, Krylon®, Kem-Tone®, Pratt & Lambert®, Minwax®, Sher-Wood®, Powdura®, Polane®, RonsealTM, ColorginTM, SumareTM, AndinaTM, MarsonTM, Tri-Flow®, Thompson’s® WaterSeal®, Metalatex®, Novacor®, Loxon®, Napkotm, AWXtm and Ultratm.

Patents

Although patents and licenses are not of material importance to our business as a whole or any segment, the international operations of the Global Group derive a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

Backlog orders are not significant in the business of any Reportable Operating Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2008.

Research and Development

For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 50 of our 2007 Annual Report, which is incorporated herein by reference.

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

In the Paint Stores Group, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, product innovation, breadth of product line, technical expertise, service and price determine the competitive advantage for this segment.

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

Employees

We employed 31,572 persons at December 31, 2007.

Environmental Compliance

For additional information regarding environmental-related matters, see pages 25 through 27 of our 2007 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 49, 63 and 64, and 73, respectively, of our 2007 Annual Report, which is incorporated herein by reference.

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

Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

•	our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;

•	risks and uncertainties associated with our ownership of Life Shield Engineered Systems, LLC;

•	changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•	risks and uncertainties associated with our expansion into and our operations in China, India, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors;

•	the achievement of growth in developing markets, such as China, India, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations including those affecting the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental-related activities;

•	other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

•	the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and

•	unusual weather conditions.

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

We have a large and varied customer base due to our extensive distribution network. During 2007, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels would help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales and earnings.

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

We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long term growth strategy. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our operating results and financial condition could be adversely affected.

Risks and uncertainties associated with our expansion into and our operations in China, India, South America and other foreign markets could adversely affect our sales and earnings.

Net external sales of our consolidated foreign subsidiaries totaled approximately $965 million in 2007, or 12.1% of our total consolidated net sales. Sales outside of the United States make up an important part of our current business and future strategic plans. Our sales and earnings could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our sales and earnings.

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

Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales and net earnings have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the euro, the British pound, the Argentine peso, the Brazilian real, the Chilean peso, the Canadian dollar and the Mexican peso against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency translation, and such losses could adversely affect our sales and earnings.

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

We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites, as well as a number of third-party sites, for which our ultimate liability may exceed the current amount we have accrued.

We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse affect on our earnings.

The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the historical manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, liquidity and financial condition.

In the course of our business, we are subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies,” we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, FAS No. 5 requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.

Our past operations included the manufacture and sale of lead pigments and lead-based paints. Along with other companies, we are a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, actions brought by the State of Rhode Island and the State of Ohio, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. We are also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. We believe that the litigation brought to date is without merit or subject to meritorious defenses and are vigorously defending such litigation. We expect that additional lead pigment and lead-based paint litigation may be filed against us in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

During September 2002, a jury trial commenced in the first phase of an action brought by the State of Rhode Island against us and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision.

The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) we, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) we and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against us and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against us and two other defendants. Also on March 16, 2007, we filed our notice of appeal to the Rhode Island Supreme Court. Oral argument on our and the other two defendants’ appeal to the Rhode Island Supreme Court is scheduled for May 2008. Proceedings relating to a remedial order to implement the judgment of abatement are continuing in the Court during the pending appeal to the Rhode Island Supreme Court.

We cannot reasonably determine the impact that the State of Rhode Island decision and determination of liability will have on the number or nature of present or future claims and proceedings against us or estimate the amount or range of ultimate loss that we may incur.

Notwithstanding our views on the merits, litigation is inherently subject to many uncertainties and we ultimately may not prevail. Adverse court rulings, such as the judgment against us and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s July 2005 determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation, or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against us and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which we and other manufacturers have been successful.

Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against us. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. In accordance with FAS No. 5, we have not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to us relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, liquidity or financial condition. An estimate of the potential impact on our results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on pages 21 and 22 of our 2007 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 29 through 33 of our 2007 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 of the Notes to Consolidated Financial Statements on pages 64 through 68 of our 2007 Annual Report.

The costs or potential liability ultimately determined to be attributable to us through our ownership of Life Shield could have an adverse effect on our results of operations, liquidity or financial condition.

We own Life Shield Engineered Systems, LLC. Life Shield develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, liquidity and financial condition. We discuss these risks and uncertainties in more detail on page 29 of our 2007 Annual Report under the caption entitled “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PAINT STORES GROUP

Manufacturing Facilities

Atlanta, Georgia	Owned	Orlando, Florida	Owned
Beltsville, Maryland	Owned	Spokane, Washington	Leased
Helena, Montana	Leased	Terre Haute, Indiana	Owned
Kingston, Jamaica	Leased

Distribution Facilities

Atlanta, Georgia	Owned	Spokane, Washington	Leased
Kingston, Jamaica	Owned	Spokane Valley, Washington	Leased
Newark, New Jersey	Leased	Terre Haute, Indiana	Owned
Orlando, Florida	Owned

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
Largo, Florida
Lawrenceville, Georgia
Manchester, Georgia
Memphis, Tennessee
Morrow, Georgia
Norfolk, Virginia
Olive Branch, Mississippi
Orlando, Florida
Portland, Oregon
Reno, Nevada
San Diego, California
South Holland, Illinois
Owned Owned Owned Owned Owned Owned Leased Owned Owned Leased Leased Leased Owned

Distribution Facilities

Atlanta, Georgia Effingham, Illinois Fredericksburg, Pennsylvania Memphis, Tennessee Reno, Nevada	Leased Leased Owned Leased Leased	San Juan, Puerto Rico Swaffham, England Vaughan, Ontario, Canada Waco, Texas Winter Haven, Florida	Leased Leased Leased Leased Owned

GLOBAL GROUP

Manufacturing Facilities

Aprilia, Italy
Arica, Chile
Arlington, Texas
Buenos Aires, Argentina
Columbus, Ohio
Dongguan, China
Greensboro, North Carolina
Grimsby, Ontario, Canada
Monterrey, Mexico
Monterrey, Mexico (2)
Montevideo City, Uruguay
Mumbai (Paloja), India
Leased Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned	Ontario, California
Richmond, Kentucky
Rockford, Illinois
Santiago, Chile
Santiago, Chile
Sao Paulo, Brazil (2)
Shanghai, China
Spartanburg, South Carolina
Sheffield, England
Texcoco, Mexico
Vallejo, Mexico	Owned Owned Leased Leased Owned Owned Owned Leased Owned Owned Owned

Distribution Facilities

Aprilia, Italy
Buenos Aires, Argentina
Guadalajara, Mexico
Hermosilla, Mexico (2)
Lima, Peru
Mechelen, Belgium
Mexico City, Mexico
Monterrey, Mexico
Monterrey, Mexico (2)
Perpignan, France
Richmond, Kentucky	Leased Owned Leased Leased Leased Leased Owned Leased Owned Leased Owned	Santiago, Chile Santiago, Chile Sao Paulo, Brazil (3) Shanghai, China Sheffield, England Texcoco, Mexico Tijuana, Mexico Valencia, Venezuela Vallejo, Mexico Zaragoza, Mexico	Leased Owned Owned Owned Owned Leased Leased Leased Leased Owned

The operations of the Paint Stores Group included 3,325 company-operated specialty paint stores, of which 227 were owned, in the United States, Canada, Virgin Islands, Puerto Rico and Jamaica at December 31, 2007. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2007:

•	the Mid Western Division operated 869 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 467 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated 1,213 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica and Virgin Islands; and

•	the South Western Division operated 776 paint stores in the central plains and the lower west coast states.

In 2007, the Paint Stores Group acquired 172 stores and opened 107 net new paint stores.

The Global Group operated 256 branches in the United States, of which one was owned, at December 31, 2007. The Global Group also operated 263 branches outside of the United States, of which 15 were owned and 248 were leased in Mexico (109), Brazil (69), Chile (47), Canada (25), Uruguay (8), Argentina (4) and Peru (1) at December 31, 2007.

All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 76 of our 2007 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding environmental-related matters and other legal proceedings, see pages 25 through 27, and 29 through 33, of our 2007 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 49, 63 and 64, 64 through 68, and 73, respectively, of our 2007 Annual Report, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is the name, age and present position of each of our executive officers at February 20, 2008, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	51	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	44	President and Chief Operating Officer	1999
Sean P. Hennessy	50	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	50	Senior Vice President — Human Resources	1997
Timothy A. Knight	43	Senior Vice President — Corporate Planning and Development	2005
Thomas W. Seitz	59	Senior Vice President — Strategic Excellence Initiatives	1999
John L. Ault	61	Vice President — Corporate Controller	1987
Steven J. Oberfeld	55	President, Paint Stores Group	2006
Louis E. Stellato	57	Vice President, General Counsel and Secretary	1989
Robert J. Wells	50	Vice President — Corporate Communications & Public Affairs	2006

Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor served as President from July 2005 to October 2006. Mr. Connor has served as a Director since October 1999 and has been employed with the Company since January 1983.

Mr. Morikis has served as President and Chief Operating Officer since October 2006. Mr. Morikis served as President, Paint Stores Group from October 1999 to October 2006. Mr. Morikis has been employed with the Company since December 1984.

Mr. Hennessy has served as Senior Vice President — Finance and Chief Financial Officer since August 2001. Mr. Hennessy has been employed with the Company since September 1984.

Mr. Hopkins has served as Senior Vice President — Human Resources since February 2002. Mr. Hopkins has been employed with the Company since September 1981.

Mr. Knight has served as Senior Vice President — Corporate Planning and Development since February 2007. Mr. Knight served as President, Global Group from August 2005 to February 2007 and President & General Manager, Diversified Brands Division from February 2002 to August 2005. Mr. Knight has been employed with the Company since December 1994.

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

Mr. Wells has served as Vice President — Corporate Communications & Public Affairs since January 2006. Mr. Wells served as Vice President — Corporate Planning and Communication from July 2002 to January 2006. Mr. Wells has been employed with the Company since May 1998.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2008 was 9,779.

Information regarding market prices and dividend information with respect to our common stock is set forth on page 79 of our 2007 Annual Report, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2007.

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	That May
	Number of	Average Price	Part of	Yet Be
	Shares	Paid Per	Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 1 – October 31
Share repurchase program(1)	400,000	$65.04	400,000	29,600,000
Employee transactions(2)				N/A
November 1 – November 30
Share repurchase program(1)	2,000,000	$60.63	2,000,000	27,600,000
Employee transactions(2)	1,241	$61.12		N/A
December 1 – December 31
Share repurchase program(1)	600,000	$59.27	600,000	27,000,000
Employee transactions(2)				N/A

Total
Share repurchase program(1)	3,000,000	$60.94	3,000,000	27,000,000
Employee transactions(2)	1,241	$61.12		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at December 31, 2007 to purchase 27,000,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6.  SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2007		2006		2005		2004		2003

Operations
Net sales	$8,005		$7,810		$7,191		$6,114		$5,408
Net income	616		576		463		393		332
Financial Position
Total assets	$4,855		$4,995		$4,369		$4,274		$3,683
Long-term debt	293		292		487		488		503
Ratio of earnings to fixed charges (a)	7.0	x	7.0	x	6.7	x	7.0	x	6.8	x
Per Common Share Data
Net income — basic	4.84		4.31		3.39		2.79		2.29
Net income — diluted	4.70		4.19		3.28		2.72		2.26
Cash dividends	1.26		1.00		.82		.68		.62

(a)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income before income taxes and minority interest plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. The following schedule includes the figures used to calculate the ratios:

	2007	2006	2005	2004	2003

Earnings	$913	$834	$656	$580	$523
Fixed charges:
Interest expense, net	72	67	50	40	39
Interest component of rent expense	81	72	65	57	51

Total fixed charges	153	139	115	97	90

Earnings and fixed charges	$1,066	$973	$771	$677	$613

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 18 through 38 of our 2007 Annual Report under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company had foreign currency option and forward contracts and commodity swaps outstanding at December 31, 2007 to hedge against value changes in foreign currency and commodities. Foreign currency option and forward contracts are described in detail in Note 13 of the Notes to Consolidated Financial Statements on page 73 of our 2007 Annual Report. Commodity swaps are described in detail in Note 1 of the Notes to Consolidated Financial Statements on page 48 of our 2007 Annual Report. We believe we may experience continuing losses from foreign currency translation and commodity price fluctuations. However, we do not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is set forth on page 39 and pages 42 through 78 of our 2007 Annual Report under the captions entitled “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on pages 75 and 76 of our 2007 Annual Report, which is incorporated herein by reference.

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

Internal Control Over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is set forth on page 40 of our 2007 Annual Report, which is incorporated herein by reference.

The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 41 of our 2007 Annual Report, which is incorporated herein by reference.

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

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2007. Please refer to the information set forth under the caption “Board Meetings and Committee Membership — Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

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

The information required by this item is set forth on pages 29 through 43 of our Proxy Statement and under the captions entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “2007 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, which is incorporated herein by reference.

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

During the quarter ended December 31, 2007, the Audit Committee of our Board of Directors did not approve any additional audit or non-audit services to be performed by Ernst & Young LLP, our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2007 Annual Report are incorporated by reference in Item 8.
		(i)	Report of Management on the Consolidated Financial Statements (page 39 of our 2007 Annual Report);
		(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 42 of our 2007 Annual Report);
		(iii)	Statements of Consolidated Income for the years ended December 31, 2007, 2006 and 2005 (page 43 of our 2007 Annual Report);
		(iv)	Consolidated Balance Sheets at December 31, 2007, 2006 and 2005 (page 44 of our 2007 Annual Report);
		(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2007, 2006 and 2005 (page 45 of our 2007 Annual Report);
		(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005 (page 46 of our 2007 Annual Report); and
		(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 (pages 47 through 78 of our 2007 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006 and 2005 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2007	2006	2005

Beginning balance	$23,072	$22,734	$30,742
Amount acquired through acquisitions	7,513
Bad debt expense	37,070	26,154	27,915
Uncollectible accounts written off, net of recoveries	(38,062)	(25,816)	(35,923)

Ending balance	$29,593	$23,072	$22,734

Bad debt expense and uncollectible accounts written off increased in 2007 primarily due to accounts of acquired businesses and increased activity in accounts doubtful of collection.

(3)	Exhibits
See the Exhibit Index on pages 21 through 24 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.
THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. Stellato
  L. E. Stellato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

* C. M. Connor C. M. Connor	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

* S. P. Hennessy S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* J. L. Ault J. L. Ault	Vice President — Corporate Controller (Principal Accounting Officer)

* A. F. Anton A. F. Anton	Director

* J. C. Boland J. C. Boland	Director

* D. E. Evans D. E. Evans	Director

* D. F. Hodnik D. F. Hodnik	Director

* S. J. Kropf S. J. Kropf	Director

* R. W. Mahoney R. W. Mahoney	Director

* G. E. McCullough G. E. McCullough	Director

* A. M. Mixon, III A. M. Mixon, III	Director

* C. E. Moll C. E. Moll	Director

* R. K. Smucker R. K. Smucker	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. Stellato L. E. Stellato, Attorney-in-fact	February 28, 2008

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
	(b)	Regulations of the Company, as amended and restated April 28, 2004, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2004, and incorporated herein by reference.
4.	(a)	Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	Indenture between Sherwin-Williams Development Corporation, as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(c)	Second Amendment and Restatement Agreement, dated as of December 8, 2005, in respect of the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, as amended and restated as of July 20, 2005, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 8, 2005, and incorporated herein by reference.
	(d)	Modification, dated as of March 15, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 8, 2005, by and among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 15, 2006, and incorporated herein by reference.
	(e)	Credit Agreement, dated as of April 17, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.
	(f)	Agreement for Letter of Credit, dated as of April 17, 2006, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.
	(g)	Credit Agreement Amendment, dated as of April 25, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated April 25, 2006, and incorporated herein by reference.
	(h)	Credit Agreement Amendment No. 2, dated as of May 8, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 8, 2006, and incorporated herein by reference.
	(i)	Five Year Credit Agreement, dated as of May 23, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(j)	Agreement for Letter of Credit, dated as of May 23, 2006, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(k)	Five Year Credit Agreement Amendment, dated as of July 24, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report of Form 8-K dated July 24, 2006, and incorporated herein by reference.
	(l)	Five Year Credit Agreement, dated as of April 26, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

	(m)	Agreement for Letter of Credit, dated as of April 26, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.
	(n)	Five Year Credit Agreement, dated as of August 28, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
	(o)	Agreement for Letter of Credit, dated as of August 28, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
	(p)	Five Year Credit Agreement Amendment No. 1, dated as of September 17, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.
	(q)	Five Year Credit Agreement Amendment No. 2, dated as of September 25, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 25, 2007, and incorporated herein by reference.
	(r)	Purchase and Contribution Agreement, dated as of February 1, 2006, between the Company, as originator, and SWC Receivables Funding LLC, as purchaser, filed as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
	(s)	Loan and Servicing Agreement, dated as of February 1, 2006, among SWC Receivables Funding LLC, as borrower; the Company, as servicer; CIESCO, LLC, as conduit lender; Citicorp North America, Inc., as program agent; and the Financial Institutions party thereto filed as Exhibit 4(b) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
	(t)	Amendment No. 1 to Loan and Servicing Agreement, dated as of May 29, 2006, among SWC Receivables Funding LLC, the Company, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.
	(u)	Amendment No. 2 to Loan and Servicing Agreement, dated as of January 31, 2007, among SWC Receivables Funding LLC, the Company, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.
	(v)	Amendment No. 6 to Loan and Servicing Agreement, dated as of February 22, 2008, among SWC Receivables Funding LLC, the Company, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 22, 2008, and incorporated herein by reference.
10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).
	*(c)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).
	*(d)	Forms of Severance Agreements filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
	*(e)	Schedule of Executive Officers who are Parties to the Severance Agreements in the forms referred to in Exhibit 10(d) (filed herewith).
	*(f)	The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

*(g)	2004-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(h)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(e) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(i)	The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
*(j)	2004-1 Amendment to The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(k)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan filed as Exhibit 10(f) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(l)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
*(m)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(n)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan filed as Exhibit 10(g) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
*(o)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(p)	The Sherwin-Williams Company Executive Life Insurance Plan filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
*(q)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
*(r)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
*(s)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(t)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(u)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
*(v)	Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
*(w)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

	*(x)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
	*(y)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).
	*(z)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).
	*(aa)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).
	*(bb)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
	*(cc)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
	*(dd)	Form of Individual Grantor Trust Participation Agreement filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	*(ee)	Schedule of Certain Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form referred to in Exhibit 10(dd) filed as Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
	*(ff)	The Sherwin-Williams Company Business Travel Accident Insurance Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
	*(gg)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
13.		Our 2007 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2007 Annual Report which are specifically incorporated by reference in this report, our 2007 Annual Report shall not be deemed “filed” as part of this report.
21.		Subsidiaries (filed herewith).
23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24.	(a)	Powers of Attorney (filed herewith).
	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.