Form 10-Q
period 2008-03-31
SHERWIN WILLIAMS CO
filed 2008-04-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 119,096,798 shares as of March 31, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended March 31,
	2008	2007
Net sales	$1,781,682	$1,756,178
Cost of goods sold	1,001,174	964,812
Gross profit	780,508	791,366
Percent to net sales	43.8%	45.1%
Selling, general and administrative expenses	651,707	617,740
Percent to net sales	36.6%	35.2%
Other general expense (income) — net	115	(765)
Interest expense	17,673	18,581
Interest and net investment income	(516)	(7,100)
Other income — net	(1,500)	(608)

Income before income taxes	113,029	163,518
Income taxes	35,083	51,716

Net income	$77,946	$111,802

Net income per common share:
Basic	$0.65	$0.85

Diluted	$0.64	$0.83

Average shares outstanding — basic	119,498,294	131,054,573

Average shares and equivalents outstanding — diluted	122,096,866	134,985,566

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31,	December 31,	March 31,
	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$20,125	$27,325	$299,839
Accounts receivable, less allowance	931,448	870,675	922,202
Inventories:
Finished goods	827,188	756,087	764,309
Work in process and raw materials	126,277	131,378	115,866

	953,465	887,465	880,175
Deferred income taxes	104,704	104,600	122,053
Other current assets	184,900	179,515	162,602

Total current assets	2,194,642	2,069,580	2,386,871

Goodwill	1,002,066	996,613	916,312
Intangible assets	352,414	351,144	282,038
Deferred pension assets	405,132	400,553	391,662
Other assets	148,806	138,078	127,693

Property, plant and equipment:
Land	83,535	83,008	76,672
Buildings	568,621	561,794	524,978
Machinery and equipment	1,548,831	1,516,534	1,401,829
Construction in progress	74,181	65,322	80,571

	2,275,168	2,226,658	2,084,050
Less allowances for depreciation	1,367,391	1,327,286	1,244,628

	907,777	899,372	839,422

Total Assets	$5,010,837	$4,855,340	$4,943,998

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,039,306	$657,082	$726,810
Accounts payable	781,370	740,797	784,714
Compensation and taxes withheld	140,562	224,300	141,039
Accrued taxes	88,333	70,669	84,592
Current portion of long-term debt	15,350	14,912	15,709
Other accruals	399,026	433,625	354,125

Total current liabilities	2,463,947	2,141,385	2,106,989

Long-term debt	293,499	293,454	291,634
Postretirement benefits other than pensions	263,427	262,720	302,835
Other long-term liabilities	370,352	372,054	328,402
Shareholders’ equity:
Common stock — $1.00 par value:
119,096,798, 122,814,241 and 131,889,389 shares outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	226,054	225,577	224,795
Preferred stock — convertible, no par value:
257,048, 324,733, and 400,827 shares outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	257,048	324,733	400,827
Unearned ESOP compensation	(257,048)	(324,733)	(400,827)
Other capital	913,236	897,656	826,536
Retained earnings	3,969,284	3,935,485	3,552,503
Treasury stock, at cost	(3,299,537)	(3,074,388)	(2,434,067)
Cumulative other comprehensive loss	(189,425)	(198,603)	(255,629)

Total shareholders’ equity	1,619,612	1,785,727	1,914,138

Total Liabilities and Shareholders’ Equity	$5,010,837	$4,855,340	$4,943,998

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three months ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$77,946	$111,802
Adjustments to reconcile net income to net operating cash:
Depreciation	35,823	32,238
Amortization of intangibles and other assets	5,310	5,452
Stock-based compensation expense	9,205	7,816
Provisions for environmental-related matters		59
Defined benefit pension plans net credit	(1,989)	(2,062)
Net increase in postretirement liability	530	2,550
Other	2,622	(108)
Change in working capital accounts — net	(176,599)	(238,550)
Costs incurred for environmental — related matters	(2,364)	(2,677)
Costs incurred for qualified exit costs	(1,059)	(343)
Other	(9,955)	(4,339)

Net operating cash	(60,530)	(88,162)

INVESTING ACTIVITIES
Capital expenditures	(39,824)	(38,487)
Acquisition of business, net of cash acquired	(15,373)
Increase in other investments	(11,500)	(17,494)
Decrease in short-term investments		21,200
Proceeds from sale of assets	87	1,002
Other	6,760	(3,268)

Net investing cash	(59,850)	(37,047)

FINANCING ACTIVITIES
Net increase in short-term borrowings	380,597	356,656
Net decrease in long-term debt	(113)	(197,823)
Payments of cash dividends	(42,038)	(41,507)
Proceeds from stock options exercised	5,686	46,427
Income tax effect of stock-based compensation exercises and vesting	1,166	26,430
Treasury stock purchased	(220,114)	(232,038)
Other	(5,019)	(532)

Net financing cash	120,165	(42,387)

Effect of exchange rate changes on cash	(6,985)	(1,735)

Net decrease in cash and cash equivalents	(7,200)	(169,331)
Cash and cash equivalents at beginning of year	27,325	469,170

Cash and cash equivalents at end of period	$20,125	$299,839

Income taxes paid	$9,409	$11,137
Interest paid	22,289	29,399
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended March 31, 2008 and 2007
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
The consolidated results for the first quarter ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
Note B—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141(R), “Applying the Acquisition Method.” FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The standard is effective for acquisitions made in fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Adoption of this standard is optional. If adopted, the standard is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
Effective January 1, 2008, the Company adopted FASB Emerging Issues Task Force (EITF) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” Both of these EITFs state that an employer should recognize a liability for postretirement benefits based on these life insurance arrangements. The Company recognized a cumulative-effect adjustment of $2.1 million reducing the January 1, 2008 balance of retained earnings and creating a long-term liability. The adoption of these EITFs will not have a significant impact on the Company’s future results of operations, financial condition or liquidity.
The Company also adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” as of January 1, 2008. This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits. Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement. The adoption of this EITF does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. FAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of January 1, 2008, the Company adopted FAS No. 157 for financial assets and liabilities only. As of March 31, 2008, the Company’s financial assets subject to FAS No. 157 consisted of marketable equity securities, other investments, and a net currency derivative asset totaling $3.7 million, $9.9 million, and $1.2 million, respectively. The marketable securities and other investments are classified as having Level 1 inputs, as the fair value is based on quoted prices in active markets. The net currency derivative asset fair value is based on third-party valuation models, and is therefore classified as having Level 2 inputs.. There were no financial liabilities carried at fair value. The adoption of FAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The full adoption of FAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
Note C—DIVIDENDS
Dividends paid on common stock during the first quarters of 2008 and 2007 were $.35 per common share and $.315 per common share, respectively.

Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended March 31,
(Thousands of dollars)	2008	2007
Net income	$77,946	$111,802
Foreign currency translation adjustments	7,605	4,412
Amortization of net prior service costs and net actuarial (gains) losses	1,574	1,770
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes	(1)	653

Comprehensive income	$87,124	$118,637

Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first quarters of 2008 and 2007, including customer satisfaction settlements during the quarters, were as follows:

(Thousands of dollars)	2008	2007
Balance at January 1	$19,596	$25,226
Charges to expense	3,258	5,732
Settlements	(4,378)	(6,461)

Balance at March 31	$18,476	$24,497

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note F—EXIT OR DISPOSAL ACTIVITIES
Liabilities associated with exit or disposal activities are recognized as incurred in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Qualified exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to liabilities accrued for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value.
In the first quarter 2008, one acquired manufacturing facility and one administrative office were closed in the Paint Stores Group. These closures were planned at the time of acquisition. The total qualified exit costs for the acquired facilities were $747,000 included as part of the purchase price allocation in accordance with FAS No. 141.
During 2007, two manufacturing facilities were closed. One closed facility, in the Paint Stores Group, was planned at the time of acquisition for closure and disposal. The total qualified exit costs for the acquired facility were $2,635,000, included as part of the purchase price allocation in accordance with FAS No. 141. The other closed facility, in the Consumer Group, was an older facility replaced by a new manufacturing facility. Provisions of $1,213,000 for severance and related costs resulting from the closure of the facility were incurred in 2007.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2008 and for the three-month period then ended:

(Thousands of dollars)		Provisions in	Actual
	Balance at	Cost of goods	expenditures	Balance at
	December 31,	sold or	charged to	March 31,
Exit Plan	2007	acquired	accrual	2008
Paint Stores Group manufacturing facility and administrative office shutdown in 2008:
Severance and related costs		$747	$(280)	$467
Paint Stores Group manufacturing facility shutdown in 2007:
Severance and related costs	$650		(294)	356
Other qualified exit costs	1,726		(111)	1,615
Consumer Group manufacturing facilities shutdown in 2005:
Other qualified exit costs	163		(163)
Consumer Group manufacturing facilities shutdown in 2004:
Other qualified exit costs	80		(8)	72
Other qualified exit costs for facilities shutdown prior to 2003	10,899		(203)	10,696

Totals	$13,518	$747	$(1,059)	$13,206

For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2008	2007	2008	2007	2008	2007
Three months ended March 31:
Net periodic benefit (credit) cost:
Service cost	$4,906	$4,610	$637	$688	$927	$1,177
Interest cost	4,569	4,030	1,072	892	4,085	4,231
Expected return on assets	(13,219)	(12,648)	(667)	(598)
Amortization of:
Prior service cost (credit)	188	305	15	15	(159)	(159)
Actuarial loss	269	342	241	302	53	1,282

Net periodic benefit (credit) cost	$(3,287)	$(3,361)	$1,298	$1,299	$4,906	$6,531

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2008, the unaccrued maximum of the estimated range of possible outcomes is $124.8 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2008 and 2007 were accruals for extended environmental-related activities of $131.5 million and $131.5 million, respectively. Estimated costs of current investigation and remediation activities of $60.4 million and $39.5 million are included in Other accruals at March 31, 2008 and 2007, respectively.

Five of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2008. At March 31, 2008, $142.9 million, or 74.4 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued maximum of $124.8 million at March 31, 2008, $81.5 million, or 65.3 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note I—LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies”, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, FAS No. 5 requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, actions brought by the State of Rhode Island and the State of Ohio, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Rhode Island lead pigment litigation. During September 2002, a jury trial commenced in the first phase of an action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision.
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court. Oral argument on the Company’s and other two defendants’ appeal to the Rhode Island Supreme Court is scheduled for May 2008. Proceedings relating to a remedial order to implement the judgment of abatement are continuing in the Court during the pending appeal to the Rhode Island Supreme Court.
The Company cannot reasonably determine the impact that the State of Rhode Island decision and determination of liability will have on the number or nature of present or future claims and proceedings against the Company or estimate the amount or range of ultimate loss that it may incur.
Other public nuisance claim litigation. The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and in April 2008 the California Court of Appeal reversed the trial court’s order.
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
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee is appealing the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the trial court’s denial of the City’s post-trial motions.
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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. In November 2007 and December 2007, many of these actions were voluntarily dismissed without prejudice by the plaintiff cities.

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
Litigation seeking damages from alleged personal injury. The Company and other companies are defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. These proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint, claims for damages allegedly incurred by the children’s parents or guardians, and claims for damages allegedly incurred by professional painting contractors. These proceedings generally seek compensatory and punitive damages, and seek other relief including medical monitoring costs. These proceedings include purported claims by individuals, groups of individuals and class actions.
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial which were denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment.
Wisconsin is the first jurisdiction to apply a theory of liability with respect to alleged personal injury (i.e.: risk contribution/market share liability) which does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation.

Insurance coverage litigation. On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds would be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in Rhode Island and that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in other jurisdictions.
Note J—OTHER (INCOME) EXPENSE
Other general expense (income) — net
Included in Other general expense (income) — net were the following:

	Three months ended
	March 31,
(Thousands of dollars)	2008	2007
Provisions for environmental matters-net		$59
Loss (gain) on disposition of assets	$115	(824)

Total expense (income)	$115	$(765)

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

Other income — net
Included in Other income — net were the following:

	Three months ended
	March 31,
(Thousands of dollars)	2008	2007
Dividend and royalty income	$(814)	$(1,315)
Net expense from financing and investing activities	1,225	1,442
Foreign currency related (gains) losses	(1,605)	977
Other income	(1,258)	(2,857)
Other expense	952	1,145

Total income	$(1,500)	$(608)

The net expense from financing and investing activities includes the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related (gains) losses included foreign currency transaction gains and losses and realized and unrealized gains and losses from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at March 31, 2008 and 2007. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at March 31, 2008 and 2007.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1,000,000.
Note K—INCOME TAXES
The effective tax rate for the first quarter of 2008 was 31.0 percent, which was consistent with the effective tax rate of 31.6 percent for the first quarter of 2007.
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
At December 31, 2007, the Company had $39.4 million in unrecognized tax benefits, the recognition of which would have an affect of $34.2 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2007, was $4.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.
The Company accrued income tax interest and penalties related to unrecognized tax benefits in the current provision for income taxes. At December 31, 2007, the Company had accrued $12.2 million and $3.6 million for the potential payment of income tax interest and penalties, respectively.
As of March 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007, and to non-U.S. income tax examinations for the tax years of 2001 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2007.
There were no significant changes to any of these amounts during the first quarter of 2008.
Note L— NET INCOME PER COMMON SHARE

	Three months ended March 31,
(Thousands of dollars except per share data)	2008	2007
Basic
Average common shares outstanding	119,498,294	131,054,573

Net income	$77,946	$111,802

Net income per common share	$.65	$.85

Diluted
Average common shares outstanding	119,498,294	131,054,573
Non-vested restricted stock grants	1,159,800	1,179,587
Stock options and other contingently issuable shares	1,438,772	2,751,406

Average common shares assuming dilution	122,096,866	134,985,566

Net income	$77,946	$111,802

Net income per common share	$.64	$.83

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(Thousands of dollars)	Three months ended March 31, 2008
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$1,031,151	$286,882		$461,915	$1,734	$1,781,682
Intersegment transfers		347,460		30,819	(378,279)

Total net sales and intersegment transfers	$1,031,151	$634,342		$492,734	$(376,545)	$1,781,682
Segment profit	$83,293	$42,761		$43,071		$169,125
Interest expense					$(17,673)	(17,673)
Administrative expenses and other					(38,423)	(38,423)

Income before income taxes	$83,293	$42,761	*	$43,071	$(56,096)	$113,029

	Three months ended March 31, 2007
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$1,050,923	$301,206		$402,214	$1,835	$1,756,178
Intersegment transfers		344,067		36,881	(380,948)

Total net sales and intersegment transfers	$1,050,923	$645,273		$439,095	$(379,113)	$1,756,178
Segment profit	$122,373	$56,063		$35,396		$213,832
Interest expense					$(18,581)	(18,581)
Administrative expenses and other					(31,733)	(31,733)

Income before income taxes	$122,373	$56,063	*	$35,396	$(50,314)	$163,518

*	Segment profit includes $6,410 and $4,920 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarters of 2008 and 2007, respectively.
Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost plus distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. Administrative expenses and other included administrative expenses of the Company’s corporate headquarters, interest expense which was unrelated to retail real estate leasing activities, interest and net investment income, certain foreign currency transaction gains or losses related to dollar-denominated debt and foreign currency option and forward contracts, certain expenses related to closed facilities and environmental-related matters, and other expenses which were not directly associated with any reportable operating segment.
Net external sales and segment profit of all consolidated foreign subsidiaries were $277.3 million and $20.9 million, respectively, for the first quarter of 2008, and $211.8 million and $15.7 million, respectively, for the first quarter of 2007. Long-lived assets of these subsidiaries totaled $198.2 and $142.2 million at March 31, 2008 and March 31, 2007, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. The Administrative segment did not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.

NOTE N — ACQUISITIONS
During the first quarter of 2008, the Company acquired Becker Powder Coatings, Inc. (Becker), a subsidiary of Sweden-based AB Wilh. Headquartered in Columbus, Ohio, Becker produces powder coatings applied to appliances, metal furniture, fixtures, equipment, and electronic products manufactured throughout North America. This acquisition will strengthen Global Group’s position in the powder coatings market. The acquisition was accounted for as a purchase, and the preliminary valuation resulted in the recognition of goodwill. Results of operations were included in the consolidated financial statements since the date of acquisition.
In October 2005, an indirect wholly-owned subsidiary of the Company acquired a 25 percent interest in Life Shield Engineered Systems LLC (Life Shield). In October 2007, the subsidiary acquired the remaining 75 percent interest in Life Shield by acquiring all of the outstanding membership interests. In late December 2007, the Company acquired substantially all the assets and business of Flex Recubrimientos, S.A. de C.V. and related companies (Flex group).
These acquisitions were treated as purchases and resulted in the recognition of goodwill. The acquisition of Flex group resulted in the recognition of identifiable intangible assets. Results of operations for the entire business of Life Shield and for Flex group were included in the consolidated financial statements since the dates of acquisition.
During the third quarter of 2007, the Company acquired substantially all of the stock of Pinturas Industriales S.A. (PISA), substantially all of the assets and business of Napko, S.A. de C.V. (Napko), the brand names, formulas and patents of the VHT® brand paint line (VHT), and 100 percent of the stock of Columbia Paint & Coatings Co. (Columbia). All four acquisitions were accounted for as purchases and results of operations of the acquired businesses were included in the consolidated financial statements since the dates of acquisition. The acquisitions of Napko and Columbia resulted in the recognition of goodwill and all four acquisitions resulted in the recognition of identifiable intangible assets.
During the second quarter of 2007, the Company acquired substantially all of the assets and business of Nitco Paints Private Limited (Nitco) and 100 percent of the stock of M. A. Bruder & Sons Incorporated (MAB). Both acquisitions were accounted for as purchases, resulted in the recognition of goodwill and identifiable intangible assets, and their results of operations were included in the consolidated financial statements since the dates of acquisition.
The following unaudited pro-forma summary presents consolidated financial information as if Nitco, MAB, PISA, Napko, VHT, Columbia, the entire business of Life Shield, Flex group, and Becker had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2007 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three months ended
	March 31,
(Thousands of dollars except per share data)	2008	2007
Net sales	$1,784,140	$1,817,294
Net income	77,806	110,274

Net income per common share:
Basic	$0.65	$0.84
Diluted	$0.64	$0.82
For further details on the Company’s 2007 acquisitions, see Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased by $25.5 million, or 1.5 percent, to $1.782 billion in the first quarter of 2008. The net sales increase was due to strong sales by the Global Group and acquisitions. Eight acquisitions completed after the first quarter of 2007 increased consolidated net sales 2.8% in the first quarter 2008. Favorable currency translation rate changes increased net sales 1.6% in the quarter. Consolidated net income decreased 30.3 percent to $77.9 million in the quarter from $111.8 million in the first quarter of 2007. Diluted net income per common share in the quarter decreased 22.9 percent to $.64 per share from $.83 per share in the first quarter of 2007. Diluted net income per common share was reduced in the quarter by approximately $.01 per share due to the net effect of acquisitions partially offset by favorable currency translation rate changes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements and accompanying footnotes included in this report have been prepared in accordance with U.S. generally accepted accounting principles and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.
There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2007. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents and short-term investments decreased $7.2 million during the first three months of 2008. Cash requirements for normal seasonal increases in working capital, capital expenditures of $39.8 million, payments of cash dividends of $42.0 million and treasury stock purchases of $220.1 million were funded primarily by net cash from operations and net increase in short-term borrowings of $382.2 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $441.8 million at an average rate of 4.2 percent at March 31, 2008. The Company had unused maximum borrowing availability of $468 million at March 31, 2008 under the commercial paper program that is backed by the Company’s revolving credit agreement. Short-term borrowings under certain revolving and letter of credit agreements were $500 million at an average rate of 3.7 percent at March 31, 2008. Short-term borrowings outstanding under various foreign programs at March 31, 2008 were $97.5 million with a weighted average interest rate of 9.3 percent.
Since March 31, 2007, net operating cash of $899.6 million, net increased short-term borrowings of $312.5 million and decreased cash and cash equivalents of $279.7 million were used primarily for investment in acquisitions of $297.8 million, capital expenditures of $167.2 million, treasury stock purchases of $851.2 million and payments of cash dividends of $162.8 million.
Capital expenditures during the first three months of 2008 primarily represented expenditures associated with improvements in manufacturing facilities in the Consumer Group, new store openings and normal equipment replacement in the Paint Stores Group and new branch openings in the Global Group.
During the first quarter of 2008, the Company purchased 4.1 million shares of its common stock for treasury purposes through open market purchases. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at March 31, 2008 to purchase 22.9 million shares of its common stock.
At March 31, 2008, the Company’s current ratio was .89, a decrease from the current ratio of .97 at December 31, 2007. The decrease in the current ratio was primarily due to the increase in short-term borrowings.
During the first quarter of 2008, the Company acquired Becker Powder Coatings, Inc., a subsidiary of Sweden-based AB Wilh. Headquartered in Columbus, Ohio, Becker Powder Coatings, Inc. produces powder coatings applied to appliances, metal furniture, fixtures, equipment and electronic products manufactured throughout North America.
Contingent Liabilities
Management believes that it properly valued the Company’s assets and recorded all known liabilities that existed as of the balance sheet date for which a value was available or an amount could be reasonably estimated in accordance with all present U.S. generally accepted accounting principles. In addition, the Company may be subject to potential liabilities, as described in the following, for which a loss was not deemed probable at this time and a fair value was not available or an amount could not be reasonably estimated due to uncertainties involved.
Life Shield Engineered Systems, LLC (Life Shield) is a wholly-owned subsidiary of the Company. Life Shield develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for the Company (as an owner of and raw material supplier to Life Shield and as the exclusive distributor of Life Shield’s systems)

than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
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
Litigation
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with Statement of Financial Accounting Standards (FAS) No. 5, “Accounting for Contingencies”, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, FAS No. 5 requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, actions brought by the State of Rhode Island and the State of Ohio, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Rhode Island lead pigment litigation. During September 2002, a jury trial commenced in the first phase of an action brought by the State of Rhode Island against the Company and the other defendants. The sole issue before the court in this first phase was whether lead pigment in paint constitutes a public nuisance under Rhode Island law. In October 2002, the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision.
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court. Oral argument on the Company’s and other two defendants’ appeal to the Rhode Island Supreme Court is scheduled for May 2008. Proceedings relating to a remedial order to implement the judgment of abatement are continuing in the Court during the pending appeal to the Rhode Island Supreme Court.
The Company cannot reasonably determine the impact that the State of Rhode Island decision and determination of liability will have on the number or nature of present or future claims and proceedings against the Company or estimate the amount or range of ultimate loss that it may incur.
Other public nuisance claim litigation. The Company and other companies are defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and in April 2008 the California Court of Appeal reversed the trial court’s order.
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
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee is appealing the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the trial court’s denial of the City’s post-trial motions.
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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. In November 2007 and December 2007, many of these actions were voluntarily dismissed without prejudice by the plaintiff cities.
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
Litigation seeking damages from alleged personal injury. The Company and other companies are defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. These proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint, claims for damages allegedly incurred by the children’s parents or guardians, and claims for damages allegedly incurred by professional painting contractors. These proceedings generally seek compensatory and punitive damages, and seek other relief including medical monitoring costs. These proceedings include purported claims by individuals, groups of individuals and class actions.
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial which were denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment.
Wisconsin is the first jurisdiction to apply a theory of liability with respect to alleged personal injury (i.e.: risk contribution/market share liability) which does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation.
Insurance coverage litigation. On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds would be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in Rhode Island and that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities in other jurisdictions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2008. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2008.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2008 and 2007, the Company had accruals for environmental-related activities of $191.9 million and $171.0 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $124.8 million higher than the accruals at March 31, 2008.
Five of the Company’s currently and formerly owned sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2008. At March 31, 2008, $142.9 million, or 74.4 percent, related directly to these five sites. Of the aggregate unaccrued exposure at March 31, 2008, $81.5 million, or 65.3 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site.
Two of the five sites are formerly owned manufacturing facilities in New Jersey that are in the early investigative stage of the environmental-related process. Although contamination exists at the sites and adjacent areas, the extent and magnitude of the contamination has not yet been fully quantified. It is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only at the formerly owned sites but along adjacent waterways. Depending on the extent of the additional investigations and remedial actions necessary, the ultimate liability for these sites may exceed the amounts currently accrued and the maximum of the ranges of reasonably possible outcomes currently estimated by management.
Two additional sites are a currently owned operating facility located in Illinois and a currently owned contiguous vacant property. The environmental issues at these sites have been determined to be associated with historical operations of the Company. The majority of the investigative activities have been completed at these sites and some remedial measures have been taken. Agreement has been obtained from the appropriate governmental agency on a proposed remedial action plan for the currently owned operating site and further development of that plan is underway. A proposed remedial action plan has been formulated for the currently owned contiguous vacant property but no clean up goals have been approved by the lead governmental agency. Due to the uncertainties of the scope and magnitude of contamination and the degree of remediation that may be necessary relating to this vacant site, it is reasonably likely that further investigations may be required and that extensive remedial actions may be necessary.
The fifth site is a currently owned former manufacturing site located in California. The environmental issues at this site have been determined to be associated with historical manufacturing operations of the Company. The majority of the investigative activities have been completed at this site, some interim remedial actions have been taken and a proposed remedial action plan has been formulated but currently no clean up goals have been approved by the lead governmental agency. Due to the uncertainties of the scope and magnitude of contamination and the degree of remediation that may be required relating to this site, it is reasonably likely that extensive remedial actions may be necessary.
Management cannot presently estimate the ultimate potential loss contingencies related to these five sites or other less significant sites until such time as a substantial portion of the investigative activities at each site is completed and remedial action plans are developed.
In accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”, the Company has identified certain conditional asset retirement obligations at various current manufacturing, distribution and store facilities. These obligations relate primarily to asbestos abatement and closures of hazardous waste containment devices. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant.
In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters or conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
Management expects these contingent environmental-related liabilities and conditional asset retirement obligations to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain governmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $382.2 million to $1,039.3 million at March 31, 2008 from $657.1 million at December 31, 2007. Total long-term debt increased $.5 million to $308.8 at March 31, 2008 from $308.3 million at December 31, 2007. See the Financial Condition,

Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2008 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Changes to the Company’s accrual for product warranty claims in the first three months of 2008 are disclosed in Note E.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the first quarter by segment:

(Thousands of dollars)	2008	Change	2007
Paint Stores Group	$1,031,151	-1.9%	$1,050,923
Consumer Group	286,882	-4.8%	301,206
Global Group	461,915	14.8%	402,214
Administrative	1,734	-5.5%	1,835

Total net sales	$1,781,682	1.5%	$1,756,178

Consolidated net sales increased in the first quarter primarily due to strong sales in non-U.S. markets and the impact of acquisitions offsetting softness in the domestic architectural paint markets and generally weak DIY demand.
Net sales of all consolidated foreign subsidiaries were up 30.9 percent to $277.3 million for the quarter versus $211.8 million as compared to the same period last year. Of the increase in net sales for foreign subsidiaries during the first quarter, 13.1 percent related to favorable foreign currency exchange rates. Net sales of all operations other than consolidated foreign subsidiaries were down 2.6 percent to $1.50 billion for the first quarter as compared to $1.54 billion for the same period last year.
Net sales in the Paint Stores Group decreased due primarily to soft domestic architectural paint demand in the domestic new residential, residential repaint, DIY and commercial markets and lower sales in non-paint categories. These reductions were partially offset by improved industrial maintenance product sales. Acquisitions added approximately 3.2 percent to the Paint Stores Group net sales in the first quarter. During the quarter, net sales from stores open for more than twelve calendar months decreased 6.5 percent over last year’s first quarter. Total paint sales volume percentage decreases were in the mid-single digits for the first quarter as compared to the same period last year. Sales of non-paint products decreased by 8.3 percent over last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group decreased due primarily to soft DIY demand at most of the segment’s retail customers.

The Global Group’s first quarter net sales increased due primarily to volume gains, selling price increases, currency translation impact and acquisitions. Favorable currency exchange rates increased net sales of this segment by 3.7 percent in the quarter.
Shown below are segment profit and the percent change for the first quarter by segment:

(Thousands of dollars)	2007	Change	2007
Paint Stores Group	$83,293	-31.9%	$122,373
Consumer Group	42,761	-23.7%	56,063
Global Group	43,071	21.7%	35,396
Administrative	(56,096)	-11.5%	(50,314)

Income before income taxes	$113,029	-30.9%	$163,518

Consolidated segment profit was unfavorably impacted by a change in gross profit, which decreased $10.9 million in the first quarter of 2008 as compared to the first quarter of 2007. As a percent of sales, consolidated gross profit decreased to 43.8 percent in the first quarter of 2008 from 45.1 percent in the first quarter of 2007. The decrease in the consolidated gross profit percentage is primarily related to increasing raw material costs, lower domestic production volumes and pricing pressures. Selling, general and administrative expenses (SG&A) increased $34.0 million in the first quarter of 2008 versus last year. Acquisitions accounted for $22.9 million of the increase. As a percent of sales, consolidated SG&A increased to 36.6 percent in the first quarter of 2008 from 35.2 percent in the first quarter of 2007.
The Paint Stores Group’s gross profit for the first quarter was lower than last year by $12.3 million due to lower sales and higher product costs. The Paint Stores Group’s gross profit margin was down slightly compared to the first quarter last year. The Consumer Group’s first quarter gross profit decreased from last year by $18.4 million due to lower sales, lower volume throughput in the manufacturing and distribution facilities and increasing raw material costs. The Global Group’s gross profit increased $18.0 million during the first quarter due to increased sales volume, selling prices and improved operating efficiencies related to additional manufacturing volume. Foreign exchange fluctuations increased the Global Group’s gross profit by $3.7 million in the quarter.
In the Paint Stores Group, SG&A increased $22.6 million for the quarter due primarily to SG&A expenses of acquisitions of $19.1 million and increased expenses associated with new stores. The Consumer Group’s SG&A decreased $4.1 million for the quarter due primarily to tight spending control. The Global Group’s SG&A increased by $16.0 million for the quarter relating primarily to sales volume gains, more branch openings, exchange rate fluctuations of $2.5 million and acquisition expenses of $3.8 million.
Administrative expenses for the first quarter of 2008 increased $5.8 million over 2007 due to a reduction in investment income of $7.0 million and expense control.
Consolidated income before income taxes decreased $50.5 million, or 30.9 percent, due primarily to the lower segment profits of the Reportable Operating Segments.

The effective tax rate for the first quarter of 31.0 percent was consistent with the tax rate for the first quarter of 2007 of 31.6 percent.
Net income for the quarter decreased $33.9 million, or 30.3 percent, to $77.9 million from $111.8 million in 2007. Diluted net income per common share in the quarter decreased 22.9 percent to $.64 per share from $.83 per share in the first quarter of 2007 as lower net income offset the reduction of 12.9 million shares in the diluted average shares and equivalents outstanding from the first quarter 2007.
Management considers a measurement that is not in accordance with U.S. generally accepted accounting principles a useful measurement of the operational profitability of the Company. Some investment professionals also utilize such a measurement as an indicator of the value of profits and cash that are generated strictly from operating activities, putting aside working capital and certain other balance sheet changes. For this measurement, management increases net income for significant non-operating and non-cash expense items to arrive at an amount known as “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). The reader is cautioned that the following value for EBITDA should not be compared to other entities unknowingly. EBITDA should not be considered an alternative to net income or cash flows from operating activities as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and cash flows from operating activities in accordance with U. S. generally accepted accounting principles disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows. EBITDA as used by management is calculated as follows:
(Thousands of dollars)

	Three months ended March 31,
	2008	2007
Net income	$77,946	$111,802
Interest expense	17,673	18,581
Income taxes	35,083	51,716
Depreciation	35,823	32,238
Amortization	5,310	5,452

EBITDA	$171,835	$219,789

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
These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material and energy supplies and pricing; (d) changes in the Company’s relationships with customers and suppliers; (e) the Company’s ability to attain cost savings from productivity initiatives; (f) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (g) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (h) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (i) risks and uncertainties associated with the Company’s expansion into and its operations in China, India, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (j) the achievement of growth in developing markets, such as China, India, Mexico and South America; (k) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (l) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (m) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (n) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (o) unusual weather conditions.
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

Item 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
January 1 - January 31
Share repurchase program (1)	130,700	$55.93	130,700	26,869,300
Employee transactions (2)				N/A
February 1 - February 29
Share repurchase program (1)	2,969,300	$54.61	2,969,300	23,900,000
Employee transactions (2)	93,569	$55.10		N/A
March 1 - March 31
Share repurchase program (1)	1,000,000	$50.66	1,000,000	22,900,000
Employee transactions (2)				N/A

Total
Share repurchase program (1)	4,100,000	$53.69	4,100,000	22,900,000
Employee transactions (2)	93,569	$55.10		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at March 31, 2008 to purchase 22,900,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy tax withholding obligations by employees who had shares of of restricted stock vest.

Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company’s 2008 Annual Meeting of Shareholders was held on April 16, 2008.
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

Name	For	Withheld
A.F. Anton	106,417,525	1,349,402
J.C. Boland	104,862,459	2,904,468
C.M. Connor	105,969,584	1,797,343
D.E. Evans	105,904,334	1,862,593
D.F. Hodnik	106,663,247	1,103,680
S.J. Kropf	106,558,637	1,208,290
R.W. Mahoney	106,209,770	1,557,157
G.E. McCullough	106,649,660	1,117,267
A.M. Mixon, III	106,307,430	1,459,497
C.E. Moll	106,106,214	1,660,713
R.K. Smucker	106,095,020	1,671,907
(c)	Proposal 2 to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted with 105,733,952 shares voting for, 797,117 shares voting against, and 1,235,858 shares abstaining.

(d)	Proposal 3 to consider a shareholder proposal relating to majority voting was not adopted with 32,410,386 shares voting for, 59,484,200 shares voting against, 2,356,522 shares abstaining, and 13,515,819 broker non-votes.
Item 5. Other Information.
During the fiscal quarter ended March 31, 2008, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services, foreign tax consulting and advisory services, and foreign advisory and compliance services.

Item 6. Exhibits.
4	Waiver and Amendment No. 7 to Loan and Servicing Agreement, dated as of April 10, 2008, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
April 24, 2008	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

April 24, 2008	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

4	Waiver and Amendment No. 7 to Loan and Servicing Agreement, dated as of April 10, 2008, among SWC Receivables Funding LLC, Sherwin-Williams, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).