Form 10-Q
period 2008-06-30
SHERWIN WILLIAMS CO
filed 2008-07-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 117,461,490 shares as of June 30, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$2,229,545	$2,198,188	$4,011,227	$3,954,366
Cost of goods sold	1,256,642	1,211,618	2,257,816	2,176,429
Gross profit	972,903	986,570	1,753,411	1,777,937
Percent to net sales	43.6%	44.9%	43.7%	45.0%
Selling, general and administrative expenses	676,984	666,899	1,328,691	1,284,640
Percent to net sales	30.4%	30.3%	33.1%	32.5%
Other general expense — net	1,280	7,789	1,395	7,024
Impairment of trademarks and goodwill	23,912		23,912
Interest expense	18,133	16,786	35,806	35,367
Interest and net investment income	(878)	(3,683)	(1,394)	(10,783)
Other income — net	(2,700)	(4,366)	(4,200)	(4,974)

Income before income taxes	256,172	303,145	369,201	466,663
Income taxes	84,489	100,538	119,572	152,254

Net income	$171,683	$202,607	$249,629	$314,409

Net income per common share:
Basic	$1.48	$1.56	$2.12	$2.41

Diluted	$1.45	$1.52	$2.07	$2.34

Average shares outstanding — basic	116,220,461	129,647,874	117,859,378	130,351,224

Average shares and equivalents outstanding — diluted	118,684,720	133,286,728	120,379,140	134,146,842

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$45,574	$27,325	$57,542
Accounts receivable, less allowance	1,092,306	870,675	1,093,345
Inventories:
Finished goods	799,043	756,087	783,533
Work in process and raw materials	121,595	131,378	114,516

	920,638	887,465	898,049
Deferred income taxes	105,138	104,600	122,647
Other current assets	203,973	179,515	168,691

Total current assets	2,367,629	2,069,580	2,340,274

Goodwill	1,000,184	996,613	979,419
Intangible assets	329,810	351,144	322,952
Deferred pension assets	408,872	400,553	395,912
Other assets	154,463	138,078	136,083

Property, plant and equipment:
Land	84,189	83,008	77,484
Buildings	578,634	561,794	536,086
Machinery and equipment	1,570,915	1,516,534	1,460,306
Construction in progress	62,322	65,322	79,950

	2,296,060	2,226,658	2,153,826
Less allowances for depreciation	1,391,241	1,327,286	1,275,586

	904,819	899,372	878,240

Total Assets	$5,165,777	$4,855,340	$5,052,880

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$933,574	$657,082	$454,977
Accounts payable	874,161	740,797	885,187
Compensation and taxes withheld	178,129	224,300	198,016
Accrued taxes	169,316	70,669	154,073
Current portion of long-term debt	11,427	14,912	10,210
Other accruals	403,503	433,625	396,463

Total current liabilities	2,570,110	2,141,385	2,098,926

Long-term debt	294,479	293,454	292,059
Postretirement benefits other than pensions	264,327	262,720	304,274
Other long-term liabilities	371,332	372,054	342,388
Shareholders’ equity:
Common stock — $1.00 par value:
117,461,490, 122,814,241 and 130,815,549 shares outstanding at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	226,526	225,577	225,026
Preferred stock — convertible, no par value:
216,753, 324,733 and 377,012 shares outstanding at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	216,753	324,733	377,012
Unearned ESOP compensation	(216,753)	(324,733)	(377,012)
Other capital	939,499	897,656	843,733
Retained earnings	4,099,831	3,935,485	3,713,667
Treasury stock, at cost	(3,417,448)	(3,074,388)	(2,520,664)
Cumulative other comprehensive loss	(182,879)	(198,603)	(246,529)

Total shareholders’ equity	1,665,529	1,785,727	2,015,233

Total Liabilities and Shareholders’ Equity	$5,165,777	$4,855,340	$5,052,880

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six months ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$249,629	$314,409
Adjustments to reconcile net income to net operating cash:
Depreciation	71,148	65,510
Amortization of intangibles and other assets	10,674	11,349
Impairment of trademarks and goodwill	23,912
Stock-based compensation expense	18,303	15,811
Provisions for environmental-related matters	711	7,717
Defined benefit pension plans net credit	(3,968)	(4,098)
Net increase in postretirement liability	1,502	4,237
Other	(429)	(3,350)
Change in working capital accounts — net	(96,994)	(132,712)
Costs incurred for environmental — related matters	(6,470)	(3,016)
Costs incurred for qualified exit costs	(2,600)	(628)
Other	(2,618)	(4,539)

Net operating cash	262,800	270,690

INVESTING ACTIVITIES
Capital expenditures	(70,885)	(83,331)
Acquisitions of businesses, net of cash acquired	(14,677)	(149,316)
Increase in other investments	(24,569)	(21,049)
Decrease in short-term investments		21,200
Proceeds from sale of assets	3,681	2,823
Other	1,202	3,383

Net investing cash	(105,248)	(226,290)

FINANCING ACTIVITIES
Net increase in short-term borrowings	273,255	73,039
Net decrease in long-term debt	(2,842)	(202,779)
Payments of cash dividends	(83,175)	(82,951)
Proceeds from stock options exercised	17,942	53,883
Income tax effect of stock-based compensation exercises and vesting	6,505	28,343
Treasury stock purchased	(337,984)	(309,586)
Other	(4,999)	(9,518)

Net financing cash	(131,298)	(449,569)

Effect of exchange rate changes on cash	(8,005)	(6,459)

Net increase (decrease) in cash and cash equivalents	18,249	(411,628)
Cash and cash equivalents at beginning of year	27,325	469,170

Cash and cash equivalents at end of period	$45,574	$57,542

Income taxes paid	$15,641	$54,018
Interest paid	18,097	40,812
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended June 30, 2008 and 2007
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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
The consolidated results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
Note B—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of

Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.
In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
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
Effective January 1, 2008, the Company adopted FASB EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” Both of these EITFs state that an employer should recognize a liability for postretirement benefits based on these life insurance arrangements. The Company recognized a cumulative-effect adjustment of $2.1 million reducing the January 1, 2008 balance of retained earnings and creating a long-term liability. The adoption of these EITFs will not have a significant impact on the Company’s future results of operations, financial condition or liquidity.
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
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. FAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of January 1, 2008, the Company adopted FAS No. 157 for financial assets and liabilities only. The Company is still in the process of evaluating the impact that FAS No. 157 will have on its pension related financial assets and its nonfinancial assets and liabilities.
The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs
(Thousands of dollars)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Deferred compensation plan asset (A)	$12,517	$12,517
Net currency derivative asset (B)	194		$194

Total assets at fair value	$12,711	$12,517	$194

Liabilities:
Deferred compensation plan liability (C)	$20,877	$20,877

	$20,877	$20,877

(A)	The Company maintains an executive deferred compensation plan structured as a rabbi trust. The investment assets of the rabbi trust consist of marketable securities valued using quoted market prices multiplied by the number of shares owned.

(B)	The net currency derivative asset represents the fair value of foreign currency swaps. The swaps are valued using the banks’ proprietary models.

(C)	The deferred compensation plan liability represents the Company’s liability under its deferred compensation savings plan and is valued based on quoted market prices.
The adoption of FAS No. 157 for financial assets and financial liabilities had no effect on the Company’s results of operations, financial condition or liquidity. The adoption of the Statement for nonfinancial assets and nonfinancial liabilities in 2009 is also expected to not have an effect on Company’s results of operations, financial condition or liquidity.
Note C—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2008 and 2007 were $.35 per common share and $.315 per common share, respectively.

Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

(Thousands of dollars)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$171,683	$202,607	$249,629	$314,409

Foreign currency translation adjustments	8,059	7,835	15,664	12,247

Amortization of net prior service costs and net actuarial losses	461	842	2,035	2,612

Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes	(1,972)	423	(1,973)	1,076

Comprehensive income	$178,231	$211,707	$265,355	$330,344

Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2008 and 2007, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2008	2007
Balance at January 1	$19,596	$25,226
Charges to expense	13,033	13,584
Settlements	(15,032)	(14,643)

Balance at June 30	$17,597	$24,167

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
In the first six months of 2008, two acquired manufacturing facilities and two administrative offices in the Paint Stores Group were closed. These closures were planned at the time of acquisition. The total qualified exit costs for the acquired facilities were $1,663,000, included as part of the purchase price allocation in accordance with FAS No. 141.
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
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2008 and for the six-month period then ended:

(Thousands of dollars)		Provisions in	Actual
	Balance at	Cost of goods	expenditures	Balance at
	December 31,	sold or	charged to	June 30,
Exit Plan	2007	acquired	accrual	2008
Paint Stores Group manufacturing facilities and administrative offices shutdown in 2008:
Severance and related costs		$1,331	$(894)	$437
Other qualified exit costs		332	(165)	167
Paint Stores Group manufacturing facility shutdown in 2007:
Severance and related costs	$650		(501)	149
Other qualified exit costs	1,726		(456)	1,270
Consumer Group manufacturing facilities shutdown in 2005:
Other qualified exit costs	163		(163)
Consumer Group manufacturing facilities shutdown in 2004:
Other qualified exit costs	80		(17)	63
Other qualified exit costs for facilities shutdown prior to 2003	10,899		(404)	10,495

Totals	$13,518	$1,663	$(2,600)	$12,581

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

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
	2008	2007	2008	2007	2008	2007
Three months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$4,905	$4,610	$645	$702	$927	$1,177
Interest cost	4,570	4,030	1,080	910	4,085	4,231
Expected return on assets	(13,220)	(12,648)	(673)	(610)
Amortization of:
Prior service cost (credit)	189	305	16	15	(158)	(159)
Actuarial loss	268	342	241	308	54	1,282

Net periodic benefit (credit) cost	$(3,288)	$(3,361)	$1,309	$1,325	$4,908	$6,531

Six months ended June 30:
Net periodic benefit (credit) cost:
Service cost	$9,811	$9,220	$1,282	$1,390	$1,854	$2,354
Interest cost	9,139	8,060	2,152	1,802	8,170	8,462
Expected return on assets	(26,439)	(25,296)	(1,340)	(1,208)
Amortization of:
Prior service cost (credit)	377	610	31	30	(317)	(318)
Actuarial loss	537	684	482	610	107	2,564

Net periodic benefit (credit) cost	$(6,575)	$(6,722)	$2,607	$2,624	$9,814	$13,062

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2008, the unaccrued maximum of the estimated range of possible outcomes is $122.0 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2008 and 2007 were accruals for extended environmental-related activities of $128.8 million and $139.5 million, respectively. Estimated costs of current investigation and remediation activities of $60.4 million and $39.5 million are included in Other accruals at June 30, 2008 and 2007, respectively.
Five of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2008. At June 30, 2008, $140.9 million, or 74.5 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued maximum of $122.0 million at June 30, 2008, $79.8 million, or 65.4 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, actions brought by the State of Ohio, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On

February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court. Proceedings relating to a remedial order to implement the judgment of abatement continued in the Court during the pending appeal to the Rhode Island Supreme Court. On July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. This decision reverses the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law and concludes the case in favor of the Company and the other defendants.
Other public nuisance claim litigation. The Company and other companies are or were defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and on April 8, 2008 the California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court requesting the Supreme Court to review the decision of the Court of Appeal.
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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. All of these actions have been voluntarily dismissed by the plaintiff cities. Accordingly, on July 9, 2008, the Company dismissed the proceedings filed in the United States District Court, Southern District of Ohio.
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

Note J—OTHER (INCOME) EXPENSE
Other general expense — net
Included in Other general expense — net were the following:

	Three months ended		Six months ended
(Thousands of dollars)	June 30,		June 30,
	2008	2007	2008	2007
Provisions for environmental matters-net	$711	$7,658	$711	$7,717
Loss (gain) on disposition of assets	569	131	684	(693)

Total expense	$1,280	$7,789	$1,395	$7,024

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
Other income — net
Included in Other income — net were the following:

	Three months ended		Six months ended
(Thousands of dollars)	June 30,		June 30,
	2008	2007	2008	2007
Dividend and royalty income	$(2,730)	$(623)	$(3,544)	$(1,938)
Net expense from financing and investing activities	1,673	1,460	2,898	2,902
Foreign currency related gains	(164)	(4,128)	(1,769)	(3,151)
Other income	(2,734)	(2,358)	(3,992)	(5,215)
Other expense	1,255	1,283	2,207	2,428

Total income	$(2,700)	$(4,366)	$(4,200)	$(4,974)

The net expense from financing and investing activities includes the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related (gains) losses included foreign currency transaction gains and losses and realized and unrealized gains and losses from foreign currency option and forward contracts. The

Company had foreign currency option and forward contracts outstanding at June 30, 2008 and 2007. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at June 30, 2008 and 2007.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1,000,000.
Note K—INCOME TAXES
The effective tax rates were 33.0 percent and 32.4 for the second quarter and the first six months of 2008, respectively, and 33.2 percent and 32.6 percent for the second quarter and the first six months of 2007, respectively.
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
As of June 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007 and to non-U.S. income tax examinations for the tax years of 2001 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2007.
There were no significant changes to any of these amounts during the second quarter or first six months of 2008.

Note L— NET INCOME PER COMMON SHARE

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars except per share data)	2008	2007	2008	2007

Basic
Average common shares outstanding	116,220,461	129,647,874	117,859,378	130,351,224

Net income	$171,683	$202,607	$249,629	$314,409

Net income per common share	$1.48	$1.56	$2.12	$2.41

Diluted

Average common shares outstanding	116,220,461	129,647,874	117,859,378	130,351,224
Non-vested restricted stock grants	1,167,400	1,143,860	1,163,600	1,161,723
Stock options and other contingently issuable shares	1,296,859	2,494,994	1,356,162	2,633,895

Average common shares assuming dilution	118,684,720	133,286,728	120,379,140	134,146,842

Net income	$171,683	$202,607	$249,629	$314,409

Net income per common share	$1.45	$1.52	$2.07	$2.34

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(Thousands of dollars)	Three months ended June 30, 2008
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$1,355,033	$383,932		$488,858	$1,722	$2,229,545
Intersegment transfers		480,350		42,273	(522,623)

Total net sales and intersegment transfers	$1,355,033	$864,282		$531,131	$(520,901)	$2,229,545

Segment profit	$210,444	$58,848		$48,030		$317,322
Interest expense					$(18,133)	(18,133)
Administrative expenses and other					(43,017)	(43,017)

Income before income taxes	$210,444	$42,761	*	$48,030	$(61,150)	$256,172

	Three months ended June 30, 2007
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$1,365,423	$396,647		$434,293	$1,825	$2,198,188
Intersegment transfers		471,329		30,384	(501,713)

Total net sales and intersegment transfers	$1,365,423	$867,976		$464,677	$(499,888)	$2,198,188

Segment profit	$238,161	$82,613		$48,880		$369,654
Interest expense					$(16,786)	(16,786)
Administrative expenses and other					(49,723)	(49,723)

Income before income taxes	$238,161	$82,613	*	$48,880	$(66,509)	$303,145

*	Segment profit includes $7,534 and $7,586 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores

Group during the second quarters of 2008 and 2007, respectively.

	Six months ended June 30, 2008
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$2,386,184	$670,814		$950,773	$3,456	$4,011,227
Intersegment transfers		827,810		73,092	(900,902)

Total net sales and intersegment transfers	$2,386,184	$1,498,624		$1,023,865	$(897,446)	$4,011,227

Segment profit	$293,737	$101,609		$91,101		$486,447
Interest expense					$(35,806)	(35,806)
Administrative expenses and other					(81,440)	(81,440)

Income before income taxes	$293,737	$101,609	*	$91,101	$(117,246)	$369,201

	Six months ended June 30, 2007
	Paint Stores Group	Consumer Group		Global Group	Administrative	Consolidated Totals
Net external sales	$2,416,346	$697,853		$836,507	$3,660	$3,954,366
Intersegment transfers		815,396		67,265	(882,661)

Total net sales and intersegment transfers	$2,416,346	$1,513,249		$903,772	$(879,001)	$3,954,366

Segment profit	$360,534	$138,676		$84,276		$583,486
Interest expense					$(35,367)	(35,367)
Administrative expenses and other					(81,456)	(81,456)

Income before income taxes	$360,534	$138,676	*	$84,276	$(116,823)	$466,663

*	Segment profit includes $13,944 and $12,513 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores

Group during the first six months of 2008 and 2007, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $290.8 million and $22.6 million, respectively, for the second quarter of 2008, and $236.9 million and $24.0 million, respectively, for the second quarter of 2007. Net external sales and segment profits of these subsidiaries were $568.1 million and $43.5 million for the first six months of 2008, and $446.7 million and $39.5 million, respectively, for the first six months of 2007. Long-lived assets of these subsidiaries totaled $202.6 million and $176.1 million at June 30, 2008 and June 30, 2007, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. The Administrative segment did not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE N— ACQUISITIONS
During the first quarter of 2008, the Company acquired Becker Powder Coatings, Inc. (Becker), a subsidiary of Sweden-based AB Wilh. Headquartered in Columbus, Ohio, Becker Powder Coatings, Inc. produces powder coatings applied to appliances, metal furniture, fixtures, equipment, and electronic products manufactured throughout North America. This acquisition will strengthen Global Group’s position in the powder coatings market. The acquisition was accounted for as a purchase and the preliminary valuation resulted in the recognition of goodwill. Results of operations were included in the consolidated financial statements since the date of acquisition.
In October 2005, an indirect wholly owned subsidiary of the Company acquired a 25 percent interest in Life Shield Engineered Systems LLC (Life Shield). In October 2007, the subsidiary acquired the remaining 75 percent interest in Life Shield by acquiring all of the outstanding membership interests. In late December 2007, the Company acquired substantially all the assets and business of Flex Recubrimientos, S.A. de C.V. and related companies (Flex group).
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
(Thousands of dollars except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$2,229,545	$2,257,792	$4,017,531	$4,075,186
Net income	171,683	206,316	248,800	316,595

Net income per common share:
Basic	$1.48	$1.59	$2.11	$2.43
Diluted	$1.45	$1.55	$2.07	$2.36
For further details on the Company’s 2007 acquisitions, see Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note O—Debt
See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the Company’s borrowing arrangements.
During the second quarter of 2008, the Company amended the five-year revolving credit facility to extend the maturity date from July 20, 2009 to July 20, 2010. The amendment also reduces the letter of credit subfacility from $500 million to $300 million effective May 30, 2008 and reduces the aggregate amount of lender commitments from $910 million to $845 million effective July 20, 2009.
On July 11, 2008, the Company terminated its $500 million accounts receivable securitization borrowing facility. The facility was entered into effective February 1, 2006 pursuant to a Purchase and Contribution Agreement between Sherwin-Williams and SWC Receivables Funding LLC (SWC) and a Loan and Servicing Agreement between SWC and a third-party program agent. The facility enabled SWC to borrow up to $500 million secured by the granting of a security interest in certain eligible accounts receivable and related security. The facility had a scheduled commitment termination date of February 20, 2009. There were no outstanding borrowings under the facility at the time it was terminated. Sherwin-Williams incurred no early termination penalties as a result of the termination.

Note P—Goodwill, Intangible and Long-Lived Assets
During the second quarter of 2008, the Company performed an interim impairment review of its goodwill and indefinite-lived intangible assets in accordance with FAS No. 142, “Goodwill and Intangible Assets.” Soft domestic architectural paint sales in the new residential, residential repaint, DIY and commercial markets indicated that certain domestic indefinite-lived intangible assets, namely trademarks, might be impaired. In addition, continued low cash flow projections in one foreign business unit indicated that further goodwill impairment might be possible. The interim impairment review resulted in reductions in the carrying values of certain trademarks with indefinite lives of $23.1 million. The trademark impairments were charged to the Paint Stores Group ($20.4 million) and the Consumer Group ($2.7 million). The additional goodwill impairment of a foreign business unit, initially impaired in 2007, aggregated $0.8 million and was charged to the Global Group. The total trademark and goodwill impairments of $23.9 million were reported as a separate line item in the Statements of Consolidated Income for the three months and six months ended June 30, 2008.
For further details on the Company’s goodwill, intangible and long-lived assets, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased $31.4 million, or 1.4 percent, to $2.23 billion in the second quarter and $56.9 million, or 1.4 percent to $4.01 billion in the first six months of 2008 compared to the same periods in 2007. The net sales increases were due to strong sales by the Global Group and acquisitions. Seven acquisitions completed after the second quarter of 2007 increased consolidated net sales 2.4 percent in the second quarter and 2.5 percent in the first six months of 2008. Favorable currency translation rate changes increased net sales 1.1 percent in the quarter and 1.3 percent in the first six months. Diluted net income per common share decreased 4.6 percent in the quarter to $1.45 per share from $.1.52 per share in 2007 and decreased 11.5 percent in the first six months to $2.07 per share from $2.34 per share last year. The second quarter and first six months 2008 per share amounts included asset impairment charges of approximately $.12 per share. Acquisitions and currency translation rate changes had a combined favorable impact on diluted net income per common share of approximately $.02 per share in the quarter. In the first six months, acquisitions had an unfavorable impact on diluted net income per common share that was offset by currency translation rate changes resulting in no net effect on diluted net income per common share.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents and short-term investments increased $18.2 million during the first six months of 2008. Cash requirements for normal seasonal increases in working capital, capital expenditures of $70.9 million, payments of cash dividends of $83.2 million and treasury stock purchases of $338.0 million were funded primarily by net cash from operations and net increase in short-term borrowings of $536.1 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $547.2 million at an average rate of 3.07 percent at June 30, 2008. The Company had unused maximum borrowing availability of $362.8 million at June 30, 2008 under the commercial paper program that is backed by the Company’s revolving credit agreement. Short-term borrowings under certain revolving and letter of credit agreements were $300 million at an average rate of 2.82 percent at June 30, 2008. Short-term borrowings outstanding under various foreign programs at June 30, 2008 were $86.3 million with a weighted average interest rate of 9.26 percent.
Since June 30, 2007, net operating cash of $866.7 million, net increased short-term borrowings of $470.9 million and decreased cash and cash equivalents of $12.0 million were used primarily for investment in acquisitions of $147.8 million, capital expenditures of $153.4 million, treasury stock purchases of $891.5 million and payments of cash dividends of $162.5 million.
Capital expenditures during the first six months of 2008 primarily represented expenditures associated with improvements in manufacturing facilities in the Consumer Group, new store openings and normal equipment replacement in the Paint Stores Group and new branch openings in the Global Group.
During the second quarter of 2008, the Company purchased 2.1 million shares of its common stock for treasury purposes through open market purchases. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at June 30, 2008 to purchase 20.8 million shares of its common stock.
At June 30, 2008, the Company’s current ratio was .92, a decrease from the current ratio of .97 at December 31, 2007. The decrease in the current ratio was primarily due to the increase in short-term borrowings.
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

Life Shield Engineered Systems, LLC (Life Shield) is a wholly owned subsidiary of the Company. Life Shield develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for the Company (as an owner of and raw material supplier to Life Shield and as the exclusive distributor of Life Shield’s systems) than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, actions brought by the State of Ohio, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. On February 26, 2007, the Court issued a decision on the post-trial motions and other matters pending before the Court. Specifically, the Court (i) denied the defendant’s post-trial motions for judgment as a matter of law and for a new trial, (ii) decided to enter a judgment of abatement in favor of the State against the Company and two other defendants, and (iii) decided to appoint a special master for the purpose of assisting the Court in its consideration of a remedial order to implement the judgment of abatement, and if necessary, any monitoring of the implementation of that order. On March 16, 2007, final judgment was entered against the Company and two other defendants. Also on March 16, 2007, the Company filed its notice of appeal to the Rhode Island Supreme Court. Proceedings relating to a remedial order to implement the judgment of abatement continued in the Court during the pending appeal to the Rhode Island Supreme Court. On July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. This decision reverses the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law and concludes the case in favor of the Company and the other defendants.
Other public nuisance claim litigation. The Company and other companies are or were defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the County of Santa Clara, California and other public entities in the State of California, the City of St. Louis, Missouri, the City of Milwaukee, Wisconsin, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and on April 8, 2008 the California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court requesting the Supreme Court to review the decision of the Court of Appeal.

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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding seeks declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. All of these actions have been voluntarily dismissed by the plaintiff cities. Accordingly, on July 9, 2008, the Company dismissed the proceedings filed in the United States District Court, Southern District of Ohio.
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
Environmental-Related Liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2008. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2008.

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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2008 and 2007, the Company had accruals for environmental-related activities of $189.2 million and $179.0 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $122.0 million higher than the accruals at June 30, 2008.
Five of the Company’s currently and formerly owned sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2008. At June 30, 2008, $140.9 million, or 74.5 percent, related directly to these five sites. Of the aggregate unaccrued exposure at June 30, 2008, $79.8 million, or 65.4 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $276.5 million to $933.6 million at June 30, 2008 from $657.1 million at December 31, 2007. Total long-term debt decreased $2.4 million to $305.9 at June 30, 2008 from $308.3 million at December 31, 2007. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes in the first six months of 2008 to the Company’s contractual obligations and commercial commitments as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Changes to the Company’s accrual for product warranty claims in the first six months of 2008 are disclosed in Note E.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the second quarter and first six months by segment for 2008 and 2007:

(Thousands of dollars)	2008	Change	2007
Three months ended June 30:
Paint Stores Group	$1,355,033	-0.8%	$1,365,423
Consumer Group	383,932	-3.2%	396,647
Global Group	488,858	12.6%	434,293
Administrative	1,722	-5.6%	1,825

Total net sales	$2,229,545	1.4%	$2,198,188

Six months ended June 30:
Paint Stores Group	$2,386,184	-1.2%	$2,416,346
Consumer Group	670,814	-3.9%	697,853
Global Group	950,773	13.7%	836,507
Administrative	3,456	-5.6%	3,660

Total net sales	$4,011,227	1.4%	$3,954,366

Consolidated net sales increased $31.4 million in the second quarter and $56.9 million in the first six months of 2008 compared to the same periods in 2007. The net sales increases were due to strong sales by the Global Group and acquisitions. Seven acquisitions completed after the second quarter of 2007 increased consolidated net sales 2.4 percent in the second quarter and 2.5 percent in the first six months of 2008. Favorable currency translation rate changes increased net sales 1.1 percent in the quarter and 1.3 percent in the first six months.
Net external sales of all consolidated foreign subsidiaries increased 22.8 percent to $290.8 million for the second quarter, and 27.2 percent to $568.1 million for the first six months of 2008, compared to $236.9 million and $446.7 million for the respective comparative periods last year. Domestic operations accounted for the remaining net external sales. Of the increase in net sales for foreign subsidiaries during the second quarter and first six months of 2008, 10.6 percent and 11.9 percent, respectively, related to favorable foreign currency exchange rates. Net sales of all operations other than consolidated foreign subsidiaries were down 1.2 percent to $1,938.7 million for the second quarter and down 1.8 percent to $3,443.1 million for the first six months compared to $1,961.3 million and $3,507.7 million for the respective comparative periods last year.
Net sales in the Paint Stores Group decreased $10.4 million in the second quarter and $30.2 million in the first six months due primarily to soft architectural paint demand in the domestic new residential, residential repaint, DIY and commercial markets and weak sales in non-paint categories. Acquisitions added 2.6 percent to the Paint Stores Group’s net sales in the second quarter and 2.9 percent in the first six months. In the quarter, net sales from stores open for more than twelve calendar months decreased 4.5 percent over the second quarter of last year. In the first six months, net sales from stores open for more than twelve calendar months decreased 5.4 percent over the first six months last year. Total paint sales volume percentage decreases were in the mid-single digits in the second quarter and first six months of 2008 as compared to the same periods last year. Sales of non-paint products decreased approximately 7.1 percent in the second quarter and 7.6 percent in the first six months of the year compared to last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group decreased $12.7 million in the second quarter and $27.0 million in the first six months due primarily to soft DIY demand at most of this segment’s retail customers. Percentage changes in external paint sales volume, a portion of total Consumer Group sales, increased slightly in the second quarter and decreased in the low-single digits in the first six months. Unit volumes in applicators, aerosols, caulk and other non-paint categories were down similarly.
The Global Group’s net sales for the second quarter and first six months of 2008 increased $54.6 million and $114.3 million, respectively, due primarily to volume gains, selling price increases, currency translation impact and acquisitions. Favorable currency translation rate changes increased net sales of this segment by 5.8 percent in the quarter and 6.3 percent for the first six months of the year. Acquisitions increased this Group’s net sales in U.S. dollars by 3.8 percent in the quarter and 3.7 percent in the first six months. A discussion of changes in volume versus pricing for sales of products in the Global Group is not meaningful due to the wide assortment of paint, coatings and general merchandise sold in many different countries.
The table below shows segment profit and the percent change for the three and six months ended June 30, 2008 and 2007:

(Thousands of dollars)	2008	Change	2007
Three months ended June 30:
Paint Stores Group	$210,444	-11.6%	$238,161
Consumer Group	58,848	-28.8%	82,613
Global Group	48,030	-1.7%	48,880
Administrative	(61,150)	8.1%	(66,509)

Income before income taxes	$256,172	-15.5%	$303,145

Six months ended June 30:
Paint Stores Group	$293,737	-18.5%	$360,534
Consumer Group	101,609	-26.7%	138,676
Global Group	91,101	8.1%	84,276
Administrative	(117,246)	-0.4%	(116,823)

Income before income taxes	$369,201	-20.9%	$466,663

Consolidated segment profit was unfavorably impacted by a change in gross profit, which decreased $13.7 million and $24.5 million in the second quarter and first six months of 2008, respectively, as compared to comparable periods in 2007. As a percent of sales, consolidated gross profit decreased to 43.6 percent in the second quarter of 2008 from 44.9 percent in the second quarter of 2007, and to 43.7 percent for the first six months of 2008 from 45.0 percent in the comparable period last year. The decrease in the consolidated gross profit percentage is primarily related to increasing raw material costs, lower domestic production volumes and pricing pressures. Consolidated selling, general and administrative expenses (SG&A) increased $10.1 million in the second quarter and $44.1 million in the first six months of 2008 from the same periods last year. Acquisitions increased second quarter SG&A by $14.8 million and the first six months SG&A by $36.9 million. As a percent of sales, consolidated SG&A increased to 30.4 percent in the second quarter of 2008 and 33.1 percent in the first six months of 2008 compared to 30.3 percent and 32.5, respectively, for the comparable periods in 2007.
The Paint Stores Group’s gross profit for the second quarter and the first six months of 2008 decreased from last year by $22.1 million and $34.4 million, respectively, due to lower sales and higher product costs. The Consumer Group’s gross profit for the second quarter and first six months of 2008 decreased from last year by $28.0 million and $46.3 million, respectively, due to lower sales, lower volume throughput in the manufacturing and distribution facilities and increasing raw material costs. The Global Group’s gross profit for the second quarter and first six months of 2008 increased $17.7 million and $35.7 million, respectively, over last year due to increased sales volume, selling prices and improved operating efficiencies related to additional manufacturing volume. Foreign exchange fluctuations increased the Global Group’s gross profit by $8.7 million and $18.3 million in the second quarter and first six months of 2008, respectively.
In the Paint Stores Group, SG&A increased $6.4 million for the quarter and $29.0 million for the first six months of 2008 due to SG&A of acquisitions of $12.3 million and $31.5 million in the quarter and six months, respectively, and increased expenses associated with new stores that were not offset completely by SG&A reductions associated with good expense control and closed stores. The Consumer Group’s SG&A decreased $5.5 million for the quarter and $9.6 million for the first six months of 2008 due primarily to tight spending control. The Global Group’s SG&A increased by $14.8 million for the quarter and $31.0 million for the first six months of 2008 primarily due to sales volume gains, more branch openings, exchange rate fluctuations of $6.2 million for the quarter and $12.4 million for the first six months of 2008, and acquisition expenses of $2.4 million in the quarter and $5.4 million in the first six months.
Administrative expenses for the second quarter and first six months of 2008 decreased $6.7 million and $0.1 million, respectively, over 2007. The reductions in administrative expenses were due to administrative expense control and decreased compensation and benefit related expenses not directly allocable to the Reportable Operating Segments of approximately $9.5 million in the second quarter and in the first six months of 2008 partially offset by reductions in investment income of $2.8 million in the second quarter and $9.4 million in the first six months.
Consolidated income before income taxes decreased $47.0 million, or 15.5 percent, during the second quarter and $97.5 million, or 20.9 percent, during the first six months of 2008 due primarily to the lower segment profits of the Reportable Operating Segments.
The effective tax rates for the second quarter and first six months of 2008 were 33.0 percent and 32.4 percent, respectively, compared to 33.2 percent and 32.6 percent, respectively, in 2007.
Net income for the quarter decreased $30.9 million, or 15.3 percent, to $171.7 million from $202.6 million in 2007. Net income for the first six months of 2008 decreased $64.8 million, or 20.6 percent, to $249.6 million from $314.4 million in 2007. Diluted net income per common share in the quarter decreased 4.6 percent to $1.45 per share from $1.52 per share in the second quarter of 2007, and 11.5 percent to $2.07 per share from $2.34 per share in the first six months of 2007 as lower net income offset the reduction of 14.6 million shares in the diluted average shares and equivalents outstanding from the second quarter 2007 and 13.8 million shares from the first six months of 2007.
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

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2008	2007	2008	2007
Net income	$171,683	$202,607	$249,629	$314,409
Interest expense	18,133	16,786	35,806	35,367
Income taxes	84,489	100,538	119,572	152,254
Depreciation	35,325	33,272	71,148	65,510
Amortization	5,364	5,897	10,674	11,349

EBITDA	$314,994	$359,100	$486,829	$578,889

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
April 1- April 30
Share repurchase program (1)	2,000,000	$56.00	2,000,000	20,900,000
Employee transactions (2)				N/A
May 1 - May 30
Share repurchase program (1)
Employee transactions (2)				N/A
June 1 - June 30
Share repurchase program (1)	106,865	$47.09	106,865	20,793,135
Employee transactions (2)				N/A

Total
Share repurchase program (1)	2,106,865	$55.55	2,106,865	20,793,135
Employee transactions (2)				N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at June 30, 2008 to purchase 20,793,135 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy tax withholding obligations by employees who had shares of of restricted stock vest.

Item 6.       Exhibits.

4	First Amendment, dated as of May 30, 2008, to the Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 8, 2005, by and among Sherwin-Williams, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to Sherwin-Williams’ Current Report on Form 8-K dated May 30, 2008, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
July 22, 2008	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

July 22, 2008	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

4	First Amendment, dated as of May 30, 2008, to the Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 8, 2005, by and among Sherwin-Williams, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to Sherwin-Williams’ Current Report on Form 8-K dated May 30, 2008, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

48