Form 10-Q
period 2008-09-30
SHERWIN WILLIAMS CO
filed 2008-10-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2008
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
Common Stock, $1.00 Par Value – 116,902,299 shares as of September 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-10(a)
EX-10(b)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$2,268,658	$2,197,042	$6,279,885	$6,151,408
Cost of goods sold	1,308,169	1,208,654	3,565,985	3,385,083
Gross profit	960,489	988,388	2,713,900	2,766,325
Percent to net sales	42.3%	45.0%	43.2%	45.0%
Selling, general and administrative expenses	681,352	670,433	2,010,043	1,955,073
Percent to net sales	30.0%	30.5%	32.0%	31.8%
Other general (income) expense - net	(1,470)	3,185	(75)	10,209
Impairment of trademarks and goodwill			23,912
Interest expense	15,200	17,048	51,006	52,415
Interest and net investment income	(929)	(1,808)	(2,323)	(12,591)
Other (income) expense - net	194	5,213	(4,006)	239

Income before income taxes	266,142	294,317	635,343	760,980
Income taxes	89,061	93,968	208,633	246,222

Net income	$177,081	$200,349	$426,710	$514,758

Net income per common share:
Basic	$1.53	$1.59	$3.64	$3.99

Diluted	$1.50	$1.55	$3.57	$3.88

Average shares outstanding - basic	115,828,466	125,958,878	117,182,407	128,887,107

Average shares and equivalents outstanding - diluted	118,183,353	129,592,682	119,662,014	132,601,488

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$40,927	$27,325	$21,233
Accounts receivable, less allowance	1,072,964	870,675	1,097,342
Inventories:
Finished goods	745,316	756,087	761,340
Work in process and raw materials	118,143	131,378	125,002

	863,459	887,465	886,342
Deferred income taxes	103,725	104,600	123,452
Other current assets	195,816	179,515	191,945

Total current assets	2,276,891	2,069,580	2,320,314

Goodwill	1,002,802	996,613	1,001,700
Intangible assets	337,354	351,144	350,567
Deferred pension assets	412,537	400,553	399,185
Other assets	154,655	138,078	155,375

Property, plant and equipment:
Land	86,531	83,008	80,730
Buildings	580,965	561,794	553,724
Machinery and equipment	1,566,085	1,516,534	1,479,116
Construction in progress	44,011	65,322	71,160

	2,277,592	2,226,658	2,184,730
Less allowances for depreciation	1,392,675	1,327,286	1,303,986

	884,917	899,372	880,744

Total Assets	$5,069,156	$4,855,340	$5,107,885

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$715,953	$657,082	$656,379
Accounts payable	882,313	740,797	837,934
Compensation and taxes withheld	183,775	224,300	208,587
Accrued taxes	204,719	70,669	172,790
Current portion of long-term debt	13,459	14,912	10,338
Other accruals	410,640	433,625	407,999

Total current liabilities	2,410,859	2,141,385	2,294,027

Long-term debt	297,391	293,454	293,971
Postretirement benefits other than pensions	265,218	262,720	305,710
Other long-term liabilities	357,402	372,054	369,381
Shareholders’ equity:
Common stock - $1.00 par value:
116,902,299, 122,814,241 and 125,614,552 shares outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	226,761	225,577	225,377
Preferred stock - convertible, no par value:
216,753, 324,733 and 352,460 shares outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	216,753	324,733	352,460
Unearned ESOP compensation	(216,753)	(324,733)	(352,460)
Other capital	956,533	897,656	865,591
Retained earnings	4,235,925	3,935,485	3,873,830
Treasury stock, at cost	(3,459,452)	(3,074,388)	(2,891,326)
Cumulative other comprehensive loss	(221,481)	(198,603)	(228,676)

Total shareholders’ equity	1,738,286	1,785,727	1,844,796

Total Liabilities and Shareholders’ Equity	$5,069,156	$4,855,340	$5,107,885

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$426,710	$514,758
Adjustments to reconcile net income to net operating cash:
Depreciation	107,330	100,964
Amortization of intangibles and other assets	16,887	17,311
Impairment of trademarks and goodwill	23,912
Stock-based compensation expense	27,064	23,925
Provisions for environmental-related matters	1,757	22,268
Defined benefit pension plans net credit	(6,164)	(4,323)
Net increase in postretirement liability	2,182	6,359
Other	(4,348)	(8,790)
Change in working capital accounts - net	26,140	(103,274)
Costs incurred for environmental - related matters	(12,605)	(6,560)
Costs incurred for qualified exit costs	(3,835)	(1,087)
Other	(12,445)	2,204

Net operating cash	592,585	563,755

INVESTING ACTIVITIES
Capital expenditures	(91,799)	(117,206)
Acquisitions of businesses, net of cash acquired	(48,465)	(248,185)
Increase in other investments	(12,130)	(33,357)
Decrease in short-term investments		21,200
Proceeds from sale of assets	8,772	19,660
Other	(12,007)	(11,469)

Net investing cash	(155,629)	(369,357)

FINANCING ACTIVITIES
Net increase in short-term borrowings	60,166	273,156
Net increase (decrease) in long-term debt	678	(201,149)
Payments of cash dividends	(124,162)	(123,137)
Proceeds from stock options exercised	25,744	64,412
Income tax effect of stock-based compensation exercises and vesting	8,002	32,146
Treasury stock purchased	(379,941)	(680,247)
Other	(5,819)	(9,594)

Net financing cash	(415,332)	(644,413)

Effect of exchange rate changes on cash	(8,022)	2,078

Net increase (decrease) in cash and cash equivalents	13,602	(447,937)
Cash and cash equivalents at beginning of year	27,325	469,170

Cash and cash equivalents at end of period	$40,927	$21,233

Income taxes paid	$45,336	$126,587
Interest paid	20,678	61,822
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended September 30, 2008 and 2007
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
The consolidated results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
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
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
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

The following table summarizes the Company’s non-pension financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

		Quoted
		Prices in
		Active	Significant
	Fair Value	Markets for	Other	Significant
	at	Identical	Observable	Unobservable
	September	Assets	Inputs	Inputs
(Thousands of dollars)	30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (A)	$15,180	$15,180
Net currency derivative asset (B)	23		$23

Total assets at fair value	$15,203	$15,180	$23

Liabilities:
Deferred compensation plan liability (C)	$20,733	$20,733

	$20,733	$20,733

(A)	The Company maintains an executive deferred compensation plan structured as a rabbi trust. The investment assets of the rabbi trust consist of marketable securities valued using quoted market prices multiplied by the number of shares owned.

(B)	The net currency derivative asset represents the fair value of foreign currency swaps. The swaps are valued using the banks’ proprietary models.

(C)	The deferred compensation plan liability represents the Company’s liability under its deferred compensation savings plan and is valued based on quoted market prices.
The adoption of FAS No. 157 for financial assets and financial liabilities had no effect on the Company’s results of operations, financial condition or liquidity. The adoption of the Statement for nonfinancial assets and nonfinancial liabilities in 2009 is also expected to not have an effect on Company’s results of operations, financial condition or liquidity.
Note C—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2008 and 2007 were $.35 per common share and $.315 per common share, respectively.

Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars)	2008	2007	2008	2007
Net income	$177,081	$200,349	$426,710	$514,758
Foreign currency translation adjustments	(39,173)	16,970	(23,509)	29,217
Amortization of net prior service costs and net actuarial losses	(69)	1,260	1,966	3,872
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes	639	(376)	(1,334)	700

Comprehensive income	$138,478	$218,203	$403,833	$548,547

Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2008 and 2007, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2008	2007
Balance at January 1	$19,596	$25,226
Charges to expense	20,031	22,228
Settlements	(22,373)	(26,413)

Balance at September 30	$17,254	$21,041

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
In the first nine months of 2008, one manufacturing facility and two distribution facilities in the Consumer Group were closed. Total qualified exit costs for the facilities were $3,805,000. Two acquired manufacturing facilities and two administrative offices in the Paint Stores Group were also closed. The closures in the Paint Stores Group were planned at the time of acquisition. The total qualified exit costs for the acquired facilities were $1,668,000, included as part of the purchase price allocation in accordance with FAS No. 141.
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
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2008 and for the nine-month period then ended:

(Thousands of dollars)

		Provisions in	Actual
	Balance at	Cost of goods	expenditures	Balance at
	December 31,	sold or	charged to	September 30,
Exit Plan	2007	acquired	accrual	2008
Consumer Group manufacturing and two distribution facilities shutdown in 2008:
Severance and related costs		$805	$(677)	$128
Other qualified exit costs		3,000	(11)	2,989
Paint Stores Group manufacturing facilities and administrative offices shutdown in 2008:
Severance and related costs		1,396	(1,271)	125
Other qualified exit costs		272	(205)	67
Paint Stores Group manufacturing facility shutdown in 2007:
Severance and related costs	$650		(530)	120
Other qualified exit costs	1,726		(322)	1,404
Consumer Group manufacturing facilities shutdown in 2005:
Other qualified exit costs	163		(163)
Consumer Group manufacturing facilities shutdown in 2004:
Other qualified exit costs	80		(28)	52
Other qualified exit costs for facilities shutdown prior to 2003	10,899		(628)	10,271

Totals	$13,518	$5,473	$(3,835)	$15,156

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit plans, foreign defined benefit plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2008	2007	2008	2007	2008	2007
Three months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$5,248	$4,610	$621	$715	$926	$1,177
Interest cost	4,382	4,030	1,033	927	4,085	4,231
Expected return on assets	(13,273)	(12,648)	(645)	(622)
Amortization of:
Prior service cost (credit)	730	305	16	15	(158)	(159)
Actuarial loss	(537)	342	229	315	53	1,282

Net periodic benefit (credit) cost	$(3,450)	$(3,361)	$1,254	$1,350	$4,906	$6,531

Nine months ended September 30:
Net periodic benefit (credit) cost:
Service cost	$15,059	$13,830	$1,903	$2,105	$2,780	$3,531
Interest cost	13,521	12,090	3,185	2,729	12,255	12,693
Expected return on assets	(39,712)	(37,944)	(1,985)	(1,830)
Amortization of:
Prior service cost (credit)	1,107	915	47	45	(475)	(477)
Actuarial loss	0	1,026	711	925	160	3,846

Net periodic benefit (credit) cost	$(10,025)	$(10,083)	$3,861	$3,974	$14,720	$19,593

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2008, the unaccrued maximum of the estimated range of possible outcomes is $119.8 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2008 and 2007 were accruals for extended environmental-related activities of $124.2 million and $150.4 million, respectively. Estimated costs of current investigation and remediation activities of $60.3 million and $39.6 million are included in Other accruals at September 30, 2008 and 2007, respectively.
Five of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2008. At September 30, 2008, $138.7 million, or 75.2 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued maximum of $119.8 million at September 30, 2008, $76.8 million, or 64.1 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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

Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties and the Company ultimately may not prevail. Adverse court rulings, such as the jury verdict against the Company and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s July 2005 determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. (The jury verdict in the State of Rhode Island action was subsequently reversed by the Rhode Island Supreme Court. See Rhode Island lead pigment litigation below.) In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. Final judgment was entered against the Company and two other defendants on March 16, 2007. The

Company and two other defendants appealed the final judgment to the Rhode Island Supreme Court and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. This decision reverses the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law and concludes the case in favor of the Company and the other defendants.
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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the

Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding sought declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. All of these Ohio cities’ actions have been voluntarily dismissed by the plaintiff cities. Accordingly, on August 28, 2008, the Court granted, with prejudice, the Company’s motion to dismiss the remaining proceedings in the United States District Court, Southern District of Ohio.
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
Insurance coverage litigation. On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. Both the Ohio state court and New York state court actions have been stayed.

Note J—OTHER (INCOME) EXPENSE
Other general (income) expense – net
Included in Other general (income) expense — net were the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2008	2007	2008	2007
Provisions for environmental matters-net	$1,046	$14,551	$1,757	$22,268
(Gain) on disposition of assets	(2,516)	(11,366)	(1,832)	(12,059)

Total (income) expense	$(1,470)	$3,185	$(75)	$10,209

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
The gain on disposition of assets represents net realized gains associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
Other (income) expense – net
Included in Other (income) expense — net were the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2008	2007	2008	2007
Dividend and royalty income	$(2,334)	$(830)	$(5,878)	$(2,768)
Net expense from financing and investing activities	1,615	1,314	4,513	4,215
Foreign currency related losses	2,306	4,539	537	1,388
Other income	(2,549)	(1,050)	(6,539)	(6,264)
Other expense	1,156	1,240	3,361	3,668

Total income	$194	$5,213	$(4,006)	$239

The net expense from financing and investing activities includes the net gain or loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related losses included foreign currency transaction gains and losses and realized and unrealized gains and losses from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at September 30, 2008 and 2007. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at September 30, 2008 and 2007.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1,000,000.
Note K—INCOME TAXES
The effective tax rates were 33.5 percent and 32.8 percent for the third quarter and the first nine months of 2008, respectively, and 31.9 percent and 32.4 percent for the third quarter and the first nine months of 2007, respectively. There were no significant items that lead to the differences in the effective tax rates between 2008 and 2007.
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
As of September 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007 and to non-U.S. income tax examinations for the tax years of 2001 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2007.
There were no significant changes to any of these amounts during the third quarter or first nine months of 2008.

Note L— NET INCOME PER COMMON SHARE

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars except per share data)	2008	2007	2008	2007
Basic
Average common shares outstanding	115,828,466	125,958,878	117,182,407	128,887,107

Net income	$177,081	$200,349	$426,710	$514,758

Net income per common share	$1.53	$1.59	$3.64	$3.99

Diluted
Average common shares outstanding	115,828,466	125,958,878	117,182,407	128,887,107
Non-vested restricted stock grants	1,166,900	1,142,600	1,164,700	1,155,351
Stock options and other contingently issuable shares	1,187,987	2,491,204	1,314,907	2,559,030

Average common shares assuming dilution	118,183,353	129,592,682	119,662,014	132,601,488

Net income	$177,081	$200,349	$426,710	$514,758

Net income per common share	$1.50	$1.55	$3.57	$3.88

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Three months ended September 30, 2008
				Global Finishes		Consolidated
(Thousands of dollars)	Paint Stores Group	Consumer Group		Group	Administrative	Totals

Net external sales	$1,410,461	$355,669		$500,772	$1,756	$2,268,658
Intersegment transfers		478,328		33,927	(512,255)

Total net sales and intersegment transfers	$1,410,461	$833,997		$534,699	$(510,499)	$2,268,658

Segment profit	$240,999	$26,320		$45,337		$312,656
Interest expense					$(15,200)	(15,200)
Administrative expenses and other					(31,314)	(31,314)

Income before income taxes	$240,999	$26,320	*	$45,337	$(46,514)	$266,142

	Three months ended September 30, 2007
				Global Finishes		Consolidated
	Paint Stores Group	Consumer Group		Group	Administrative	Totals

Net external sales	$1,400,937	$349,442		$444,947	$1,716	$2,197,042
Intersegment transfers		463,495		37,458	(500,953)

Total net sales and intersegment transfers	$1,400,937	$812,937		$482,405	$(499,237)	$2,197,042

Segment profit	$248,377	$64,147		$48,020		$360,544
Interest expense					$(17,048)	(17,048)
Administrative expenses and other					(49,179)	(49,179)

Income before income taxes	$248,377	$64,147	*	$48,020	$(66,227)	$294,317

*	Segment profit includes $6,584 and $7,105 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarters of 2008 and 2007, respectively.

	Nine months ended September 30, 2008
				Global Finishes		Consolidated
	Paint Stores Group	Consumer Group		Group	Administrative	Totals

Net external sales	$3,796,645	$1,026,483		$1,451,545	$5,212	$6,279,885
Intersegment transfers		1,306,138		107,019	(1,413,157)

Total net sales and intersegment transfers	$3,796,645	$2,332,621		$1,558,564	$(1,407,945)	$6,279,885

Segment profit	$534,736	$127,929		$136,438		$799,103
Interest expense					$(51,006)	(51,006)
Administrative expenses and other					(112,754)	(112,754)

Income before income taxes	$534,736	$127,929	*	$136,438	$(163,760)	$635,343

	Nine months ended September 30, 2007
				Global Finishes		Consolidated
	Paint Stores Group	Consumer Group		Group	Administrative	Totals

Net external sales	$3,817,283	$1,047,295		$1,281,454	$5,376	$6,151,408
Intersegment transfers		1,278,891		104,723	(1,383,614)

Total net sales and intersegment transfers	$3,817,283	$2,326,186		$1,386,177	$(1,378,238)	$6,151,408

Segment profit	$608,911	$202,823		$132,296		$944,030
Interest expense					$(52,415)	(52,415)
Administrative expenses and other					(130,635)	(130,635)

Income before income taxes	$608,911	$202,823	*	$132,296	$(183,050)	$760,980

*	Segment profit includes $20,528 and $19,618 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2008 and 2007, respectively.

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $299.7 million and $22.6 million, respectively, for the third quarter of 2008, and $245.8 million and $22.7 million, respectively, for the third quarter of 2007. Net external sales and segment profits of these subsidiaries were $867.8 million and $70.8 million for the first nine months of 2008, and $694.5 million and $57.1 million, respectively, for the first nine months of 2007. Long-lived assets of these subsidiaries totaled $234.3 million and $220.1 million at September 30, 2008 and September 30, 2007, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. The Administrative segment did not include any significant foreign operations. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE N— ACQUISITIONS
During the third quarter of 2008, the Company closed a definitive agreement to acquire the liquid coatings subsidiaries of Inchem Holdings International Limited (Inchem). Headquartered in Singapore, Inchem produces coatings applied to wood and plastic products in Asia. These waterborne, solvent-based, and ultraviolet curable coatings are applied to furniture, cabinets, flooring, and electronic products. The coatings are made and sold in China, Vietnam and Malaysia, and distributed to 15 other Asian countries. The acquisition was accounted for as a purchase and the preliminary valuation resulted in the recognition of goodwill. Results of operations were included in the consolidated financial statements since the date of acquisition.
During the first quarter of 2008, the Company acquired Becker Powder Coatings, Inc. (Becker), a subsidiary of Sweden-based AB Wilh. Headquartered in Columbus, Ohio, Becker produces powder coatings applied to appliances, metal furniture, fixtures, equipment, and electronic products manufactured throughout North America. This acquisition will strengthen Global Finishes Group’s position in the powder coatings market. The acquisition was accounted for as a purchase and the preliminary valuation resulted in the recognition of goodwill. Results of operations were included in the consolidated financial statements since the date of acquisition.

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
The following unaudited pro-forma summary presents consolidated financial information as if Nitco, MAB, PISA, Napko, VHT, Columbia, the entire business of Life Shield, Flex group, Becker, and Inchem had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2007 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2008	2007	2008	2007
Net sales	$2,271,183	$2,230,216	$6,298,192	$6,320,345
Net income	177,076	202,474	426,336	519,416

Net income per common share:
Basic	$1.53	$1.61	$3.64	$4.03
Diluted	$1.50	$1.56	$3.56	$3.92

Note O—DEBT
See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of the Company’s borrowing arrangements.
On July 11, 2008, the Company terminated its $500 million accounts receivable securitization borrowing facility. The facility was entered into effective February 1, 2006 pursuant to a Purchase and Contribution Agreement between Sherwin-Williams and SWC Receivables Funding LLC (SWC) and a Loan and Servicing Agreement between SWC and a third-party program agent. The facility enabled SWC to borrow up to $500 million secured by the granting of a security interest in certain eligible accounts receivable and related security. The facility had a scheduled commitment termination date of February 20, 2009. There were no outstanding borrowings under the facility at the time it was terminated. Sherwin-Williams incurred no early termination penalties as a result of the termination. Effective September 3, 2008 SWC was dissolved.
During the second quarter of 2008, the Company amended the five-year revolving credit facility to extend the maturity date from July 20, 2009 to July 20, 2010. The amendment also reduces the letter of credit subfacility from $500 million to $300 million effective May 30, 2008 and reduces the aggregate amount of lender commitments from $910 million to $845 million effective July 20, 2009.
Note P—GOODWILL, INTANGIBLE AND OTHER LONG-LIVED ASSETS
During the second quarter of 2008, the Company performed an interim impairment review of its goodwill and indefinite-lived intangible assets in accordance with FAS No. 142, “Goodwill and Intangible Assets.” Soft domestic architectural paint sales in the new residential, residential repaint, DIY and commercial markets indicated that certain domestic indefinite-lived intangible assets, namely trademarks, might be impaired. In addition, continued low cash flow projections in one foreign business unit indicated that further goodwill impairment might be possible. The interim impairment review resulted in reductions in the carrying values of certain trademarks with indefinite lives of $23.1 million. The trademark impairments were charged to the Paint Stores Group ($20.4 million) and the Consumer Group ($2.7 million). The additional goodwill impairment of a foreign business unit, initially impaired in 2007, aggregated $0.8 million and was charged to the Global Finishes Group. The total trademark and goodwill impairments of $23.9 million are reported as a separate line item in the Statements of Consolidated Income for the nine months ended September 30, 2008. No additional impairment was recorded in the third quarter. During the fourth quarter, the Company will perform its annual impairment review as of October 1, 2008.
For further details on the Company’s goodwill, intangible and long-lived assets, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Consolidated net sales increased $71.6 million, or 3.3 percent, to $2.269 billion in the third quarter and $128.5 million, or 2.1 percent, to $6.280 billion in the first nine months of 2008 compared to the same periods in 2007. The net sales increases were due primarily to acquisitions and favorable foreign currency translation rate changes. Seven acquisitions completed at various times throughout 2007 and two completed in 2008 increased consolidated net sales 1.7 percent in the quarter and 2.3 percent in the first nine months. Favorable currency translation rate changes increased consolidated net sales 0.9 percent in the quarter and 1.3 percent in the first nine months. Diluted net income per common share decreased 3.2 percent in the quarter to $1.50 per share from $1.55 per share in 2007 and decreased 8.0 percent in the first nine months, including second quarter 2008 asset impairment charges of approximately $.12 per share, to $3.57 per share from $3.88 per share last year. In the quarter, accretive acquisition results and favorable currency translation rate changes had a combined impact on diluted net income per common share of approximately $.04 per share. In the first nine months, acquisitions had an unfavorable impact on diluted net income per common share that was offset by favorable currency translation rate changes resulting in a net increase of approximately $.05 per share in diluted net income per common share.
Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current environment, particularly the collectibility of receivables, the fair value of assets, and the Company’s liquidity. At this point in time, there has not been a material impact on the Company’s assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Cash and cash equivalents increased $13.6 million during the first nine months of 2008. Cash requirements of $595.9 million for capital expenditures ($91.8 million), payments of cash dividends ($124.2 million) and treasury stock purchases ($379.9 million) were funded primarily by net operating cash of $592.6 million.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $168.5 million at an average rate of 3.04 percent at September 30, 2008. The Company had unused maximum borrowing availability of $741.5 million at September 30, 2008 under the commercial paper program that is backed by the Company’s revolving credit agreement. Short-term borrowings under certain revolving and letter of credit agreements were $500 million at an average rate of 2.80 percent at September 30, 2008. Short-term borrowings outstanding under various foreign programs at September 30, 2008 were $47.4 million with a weighted average interest rate of 9.42 percent.
Since September 30, 2007, net operating cash of $903.4 million and net increased short-term borrowings of $57.7 million were used primarily to increase cash and cash equivalents by $19.7 million and for investment in acquisitions of $82.7 million, capital expenditures of $140.5 million, treasury stock purchases of $562.8 million and payments of cash dividends of $163.3 million.
Capital expenditures during the first nine months of 2008 primarily represented expenditures associated with improvements in manufacturing facilities in the Consumer Group, new store openings and normal equipment replacement in the Paint Stores Group and new branch openings in the Global Finishes Group.
During the third quarter of 2008, the Company purchased 793,135 shares of its common stock for treasury purposes through open market purchases. The Company acquires shares of its common stock for general corporate purposes and, depending upon its cash position, financial flexibility requirements and market conditions, the Company may acquire additional shares of its common stock in the future. The Company had remaining authorization at September 30, 2008 to purchase 20.0 million shares of its common stock.
At September 30, 2008, the Company’s current ratio was .94, a decrease from the current ratio of .97 at December 31, 2007. The reduction in the current ratio was due primarily to increased short-term borrowings, accounts payable and accrued taxes that more than offset an increase in accounts receivable and cash and cash equivalents.
During the third quarter of 2008, the Company completed the acquisition of the liquid coatings subsidiaries of Inchem Holdings International Limited (Inchem). Inchem produces coatings applied to wood and plastic products in Asia. These waterborne, solvent-based, and ultraviolet curable coatings are applied to furniture, cabinets, flooring, and electronic. The coatings are made and sold in China, Vietnam and Malaysia, and distributed to 15 other Asian countries. During the first quarter of 2008, the Company acquired Becker Powder Coatings, Inc., a subsidiary of Sweden-based AB Wilh. Headquartered in Columbus, Ohio, Becker produces powder coatings applied to appliances, metal furniture, fixtures, equipment and electronic products manufactured throughout North America.
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
Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties and the Company ultimately may not prevail. Adverse court rulings, such as the jury verdict against the Company and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s July 2005 determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. (The jury verdict in the State of Rhode Island action was subsequently reversed by the Rhode Island Supreme Court. See Rhode Island lead pigment litigation below.) In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
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
The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. On February 28, 2006, the Court granted the defendants’ motion to dismiss the punitive damages claim, finding insufficient evidence to support the State’s request for punitive damages. Final judgment was entered against the Company and two other defendants on March 16, 2007. The Company and two other defendants appealed the final judgment to the Rhode Island Supreme Court and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. This decision reverses the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law and concludes the case in favor of the Company and the other defendants.
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
In 2006 and 2007, a number of cities in Ohio individually initiated proceedings in state court against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against certain of the Ohio cities which initiated the state court proceedings referred to in the preceding sentence and John Doe cities and public officials. The Company’s proceeding sought declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. All of these Ohio cities’ actions have been voluntarily dismissed by the plaintiff cities. Accordingly, on August 28, 2008, the Court granted, with prejudice, the Company’s motion to dismiss the remaining proceedings in the United States District Court, Southern District of Ohio.
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
Insurance coverage litigation. On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. Both the Ohio state court and New York state court actions have been stayed.

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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2008. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2008.
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
The Company accrues for estimated costs of investigation and remediation activities at its current, former and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2008 and 2007, the Company had accruals for environmental-related activities of $184.5 million and $190.0 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $119.8 million higher than the accruals at September 30, 2008.
Five of the Company’s currently and formerly owned sites, described below, accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2008. At September 30, 2008, $138.7 million, or 75.2 percent, related directly to these five sites. Of the aggregate unaccrued exposure at September 30, 2008, $76.8 million, or 64.1 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site.
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
Contractual Obligations and Commercial Commitments
Short-term borrowings increased $58.9 million to $716.0 million at September 30, 2008 from $657.1 million at December 31, 2007. Total long-term debt increased $2.5 million to $310.9 at September 30, 2008 from $308.4 million at December 31, 2007. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes in the first nine months of 2008 to the Company’s contractual obligations and commercial commitments as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2008 are disclosed in Note E.

RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the third quarter and first nine months by segment for 2008 and 2007:

(thousands of dollars)	2008	Change	2007
Three months ended September 30:
Paint Stores Group	$1,410,461	0.7%	$1,400,937
Consumer Group	355,669	1.8%	349,442
Global Finishes Group	500,772	12.5%	444,947
Administrative	1,756	2.3%	1,716

Total net sales	$2,268,658	3.3%	$2,197,042

Nine months ended September 30:
Paint Stores Group	$3,796,645	-0.5%	$3,817,283
Consumer Group	1,026,483	-2.0%	1,047,295
Global Finishes Group	1,451,545	13.3%	1,281,454
Administrative	5,212	-3.1%	5,376

Total net sales	$6,279,885	2.1%	$6,151,408

Consolidated net sales increased $71.6 million in the third quarter and $128.5 million in the first nine months of 2008 compared to the same periods in 2007. The net sales increases were due primarily to acquisitions and favorable foreign currency translation rate changes. Seven acquisitions completed at various times in 2007 and two completed in 2008 increased consolidated net sales 1.7 percent in the quarter and 2.3 percent in the first nine months. Favorable currency translation rate changes increased consolidated net sales 0.9 percent in the quarter and 1.3 percent in the first nine months.
Net sales of all consolidated foreign subsidiaries increased 21.9 percent to $299.7 million for the third quarter and 25.0 percent to $867.8 million for the first nine months compared to $245.8 million and $694.5 million for the respective comparative periods last year. Domestic operations accounted for the remaining net sales. Favorable foreign currency exchange rates increased net sales of foreign subsidiaries during the quarter and first nine months by 8.3 percent and 10.9 percent, respectively. Acquisitions increased net sales of foreign subsidiaries during the quarter and first nine months by 4.1 percent and 5.2 percent, respectively. Net sales of all operations other than consolidated foreign subsidiaries increased 0.9 percent to $1.969 billion for the quarter and decreased 0.8 percent to $5.412 billion for the first nine months compared to $1.951 billion and $5.457 billion for the respective comparative periods last year.
Net sales in the Paint Stores Group increased $9.5 million in the third quarter and decreased $20.6 million in the first nine months. The sales increase in the quarter was due primarily to increased sales from acquisitions of 1.5 percent and selling price increases that were partly offset by paint sales volume reduction. In the first nine months, the decreased sales resulted primarily from soft domestic architectural paint sales in the new residential, residential repaint, DIY and commercial markets and weak sales in non-paint categories that more than offset an increase in net sales of 2.4 percent from acquisitions. In the quarter, net sales from stores open for more than twelve calendar months decreased 1.4 percent over the same quarter last year and decreased 3.9 percent over the first nine months last year. Total paint sales volume percentage decreases were in the mid-to-high single digits in the quarter and first nine months of 2008 as compared to the same periods last year. Sales of non-paint products decreased approximately 4.6 percent in the quarter and 6.6 percent in the first nine months of the year compared to last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group increased $6.2 million in the third quarter and decreased $20.8 million in the first nine months. The sales increase in the quarter was due primarily to an increase in selling price increases and an increase in sales of 0.4 percent related to a 2007 acquisition. The sales decline in the first nine months was due primarily to soft DIY demand at most of this Group’s retail customers partially offset by a 0.3 percent increase in sales due to the acquisition. Percentage changes in external paint sales volume, a portion of total consumer Group sales, increased slightly in the quarter and decreased in the low single digits in the first nine months. Unit volumes in applicators, aerosols, caulk and other non-paint categories were down similarly.
The Global Finishes Group’s net sales stated in U.S. dollars increased $55.8 million in the third quarter and $170.1 million in the first nine months of 2008 due primarily to favorable currency translation rate changes, acquisitions, volume gains outside the U.S. and selling price increases. Favorable currency translation rate changes increased net sales of this Group by 4.5 percent in the quarter and 5.7 percent for the first nine months. Acquisitions increased this Group’s net sales in U.S. dollars by 3.1 percent in the quarter and 3.5 percent in the first nine months. A discussion of changes in volume versus pricing for sales of products in the Global Finishes Group is not meaningful due to the wide assortment of paint, coatings and general merchandise sold in many different countries.
The table below shows segment profit and the percent change for the three and nine months ended September 30, 2008 and 2007:

(thousands of dollars)	2008	Change	2007
Three months ended September 30:
Paint Stores Group	$240,999	-3.0%	$248,377
Consumer Group	26,320	-59.0%	64,147
Global Finishes Group	45,337	-5.6%	48,020
Administrative	(46,514)	-29.8%	(66,227)

Income before income taxes	$266,142	-9.6%	$294,317

Nine months ended September 30:
Paint Stores Group	$534,736	-12.2%	$608,911
Consumer Group	127,929	-36.9%	202,823
Global Finishes Group	136,438	3.1%	132,296
Administrative	(163,760)	-10.5%	(183,050)

Income before income taxes	$635,343	-16.5%	$760,980

Consolidated segment profit (Income before income taxes) was negatively impacted by a decrease in gross profit of $27.9 million and $52.4 million in the third quarter and first nine months of 2008, respectively, compared to comparable periods in 2007. As a percent of sales, consolidated gross profit decreased to 42.3 percent in the quarter from 45.0 percent in 2007 and to 43.2 percent for the first nine months from 45.0 percent in the comparable period last year. The decrease in the consolidated gross profit percentage was primarily related to increasing raw material costs, lower domestic production volumes and pricing pressures. Consolidated selling, general and administrative expenses (SG&A) increased $10.9 million in the quarter and $55.0 million in the first nine months of 2008 from the same periods last year due to the impact related to acquisitions. Acquisitions increased SG&A in the quarter by $12.7 million and in the first nine months by $54.4 million. SG&A declined as a percentage of net sales to 30.0 percent in the quarter compared to 30.5 percent last year. For the first nine months, SG&A remains slightly higher as a percentage of net sales at 32.0 percent versus 31.8 percent in the same period last year.
The Paint Stores Group’s gross profit for the third quarter was essentially flat with last year and decreased $12.7 million in the first nine months. The Group’s gross profit in the quarter was favorably affected by acquisition sales offset by lower sales and higher product and freight costs in comparable business units. The year-to-date reduction in Paint Stores Group gross profit was primarily due to lower sales volume and higher product and freight costs that could only be partly offset by selling price increases and acquisition gross profit. The Consumer Group’s gross profit for the quarter and first nine months decreased from last year by $40.0 million and $83.6 million, respectively, due to lower volume throughput in the manufacturing and distribution facilities, increasing raw material costs and lower sales in the first half of the year. The Global Finishes Group’s gross profit for the quarter and first nine months increased $10.0 million and $46.5 million, respectively, over last year due primarily to acquisitions and favorable currency translation rate changes. Acquisitions and exchange fluctuations increased the Group’s gross profit by $10.9 million and $38.7 million in the quarter and first nine months, respectively. Increased volume sales of foreign operations and higher selling prices in the Global Finishes Group were primarily offset by higher raw material costs and lower domestic sales.

In the Paint Stores Group, SG&A increased $1.4 million in the third quarter and $30.5 million for the first nine months of 2008 due to acquisition SG&A of $6.7 million and $38.2 million in the quarter and nine months, respectively, partially offset by SG&A reductions associated with good expense control and closed stores. The Consumer Group’s SG&A decreased $3.2 million in the quarter and $12.8 million in the first nine months due primarily to tight spending control. The Global Finishes Group’s SG&A increased by $19.0 million in the quarter and $50.0 million in the first nine months due primarily to combined acquisition-related SG&A and exchange rate fluctuations of $10.0 million in the quarter and $32.5 million in the first nine months and increased spending related to additional sales activity.
Administrative expenses in the third quarter and first nine months of 2008 decreased $6.4 million and $12.7 million, respectively, versus 2007. The reductions in administrative expenses were due to administrative expense control and decreased compensation and benefit related expenses not directly allocable to the Reportable Operating Segments of approximately $3.6 million in the quarter and $13.6 million in the first nine months. Partially offsetting these reductions in the first nine months was increased interest expense net of investment income of $8.8 million.
Consolidated income before income taxes decreased $28.2 million, or 9.6 percent, during the third quarter and $125.6 million, or 16.5 percent, during the first nine months of 2008 due primarily to the lower segment profits of the Reportable Operating Segments.
The effective tax rates for the third quarter and first nine months of 2008 were 33.5 percent and 32.8 percent, respectively, compared to 31.9 percent and 32.4 percent, respectively, in 2007.
Net income in the third quarter of 2008 decreased $23.3 million, or 11.6 percent, to $177.1 million from $200.3 million in 2007. Net income in the first nine months of 2008 decreased $88.0 million, or 17.1 percent, to $426.7 million from $514.8 million in 2007. Diluted net income per common share in the quarter decreased 3.2 percent to $1.50 per share from $1.55 per share in the third quarter of 2007, and 8.0 percent to $3.57 per share from $3.88 per share in the first nine months of 2007 as lower net income more than offset the reduction of 11.4 million shares in the diluted average shares and equivalents outstanding from the third quarter 2007 and 12.9 million shares from the first nine months of 2007.
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

	Three months ended September 30,		Nine months ended September 30,
(thousands of dollars)	2008	2007	2008	2007
Net income	$177,081	$200,349	$426,710	$514,758
Interest expense	15,200	17,048	51,006	52,415
Income taxes	89,061	93,968	208,633	246,222
Depreciation	36,182	35,453	107,330	100,964
Amortization	6,213	5,962	16,887	17,311

EBITDA	$323,737	$352,780	$810,566	$931,670

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

	Total		Number of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
July 1 - July 31
Share repurchase program (1)	231,168	$45.48	231,168	20,561,967
Employee transactions				NA

August 1 - August 31
Share repurchase program (1)	500,000	$57.24	500,000	20,061,967
Employee transactions				NA

Sptember 1 - September 30
Share repurchase program (1)	61,967	$59.06	61,967	20,000,000
Employee transactions				NA

Total
Share repurchase program (1)	793,135	$53.96	793,135	20,000,000
Employee transactions				N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchased program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at September 30, 2008 to purchase 20,000,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

Item 6. Exhibits.

10(a)	Schedule of Executive Officers who are Parties to the Severance Agreements in the forms filed as Exhibit 10(b) to Sherwin-Williams’ Current Report on Form 8-K dated February 21, 2007 (filed herewith).

10(b)	Schedule of Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form filed as Exhibit 10(a) to Sherwin-Williams’ Quarterly Report on Form 10-Q for the period ended September 30, 2003 (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
October 22, 2008	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

October 22, 2008	By:	/s/ L.E. Stellato
L.E. Stellato
Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10(a)	Schedule of Executive Officers who are Parties to the Severance Agreements in
the forms filed as Exhibit 10(b) to Sherwin-Williams' Current Report on Form 8-K dated
February 21, 2007 (filed herewith).

10(b)	Schedule of Executive Officers who are Parties to the Individual Grantor Trust
Participation Agreements in the form filed as Exhibit 10(a) to Sherwin-Williams'
Quarterly Report on Form 10-Q for the period ended September 30, 2003 (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).