Form 10-K
period 2008-12-31
SHERWIN WILLIAMS CO
filed 2009-02-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY
(Exact name of registrant as specified in its charter)

OHIO
(State or other jurisdiction of incorporation or organization)
34-0526850
(I.R.S. Employer Identification No.)

101 West Prospect Avenue, Cleveland, Ohio
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

At January 31, 2009, 117,211,712 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2008 was $5,359,930,046 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2008 (“2008 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

Portions of our Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2008 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

PART I

ITEM 1.  BUSINESS

Introduction

The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. Our principal executive offices are located at 101 West Prospect Avenue, Cleveland, Ohio 44115-1075, telephone (216) 566-2000. As used in this report, the terms “Sherwin-Williams,” “Company,” “we” and “our” mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.

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

We also make available free of charge on our website our Corporate Governance Guidelines, our Director Independence Standards, our Business Ethics Policy and the charters of our Audit Committee, our Compensation and Management Development Committee, and our Nominating and Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com. Any person may receive a copy of any of these documents free of charge by writing to us at The Sherwin-Williams Company, 101 West Prospect Avenue, Cleveland, Ohio 44115, Attention: Investor Relations.

Basis of Reportable Segments

We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with Statement of Financial Accounting Standards (FAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We have three reportable operating segments: Paint Stores Group, Consumer Group and Global Finishes Group (collectively, the “Reportable Operating Segments”). Factors considered in determining our Reportable Operating Segments include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to our Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment.

The Company’s chief operating decision maker (CODM) has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Operating Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Operating Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Operating Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 44 through 49 of our 2008 Annual Report, which is incorporated herein by reference.

Paint Stores Group

The Paint Stores Group consisted of 3,346 company-operated specialty paint stores in the United States, Canada, Jamaica, Virgin Islands, Trinidad and Tobago and Puerto Rico at December 31, 2008. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, industrial and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer and Global Finishes Groups. In addition, each store sells selected purchased associated products. During 2008, this segment opened 21 net new stores, consisting of 100 new stores opened (92 in the United States, 7 in Canada and 1 in Trinidad and Tobago) and 79 stores closed (78 in the United States and 1 in Puerto Rico). In 2007, there were 172 stores acquired and 107 net new stores opened (81 in the United States). In 2006, there were 117 net new stores opened (113 in the United States). The loss of any single customer would not have a material adverse effect on the business of this segment.

Consumer Group

The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 56 percent of the total sales of the Consumer Group in 2008, including inter-segment transfers, represented products sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures.

Global Finishes Group

The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, industrial and marine products, automotive finishes and refinish products, OEM coatings and related products in North and South America, Europe and Asia. The acquisitions of Inchem Holdings International Limited (Asia), Becker Powder Coatings, Inc. (United States) and Euronavy-Tintas Maritimas e Industriais, S.A. (Portugal) are included in this segment. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s network of 541 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2008, this segment added 22 net new branches consisting of 17 net new branches in South America, 3 in the United States and 2 in India. At December 31, 2008, the Global Finishes Group consisted of operations in the United States, subsidiaries in 11 foreign countries, 4 foreign joint ventures and income from licensing agreements in 14 foreign countries.

Administrative Segment

The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses which were not directly associated with the Reportable Operating Segments. The Administrative segment did not include any significant foreign operations. Also included in the Administrative segment was a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.

Segment Financial Information

For financial information regarding our Reportable Operating Segments, including net external sales, segment profit, identifiable assets and other information by segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 72 through 74 of our 2008 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 73 of our 2008 Annual Report, which is incorporated herein by reference.

Additional information regarding risks attendant to foreign operations is set forth on page 30 of our 2008 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

For additional information regarding our business and business developments, see pages 5 through 10 of our 2008 Annual Report and the “Letter to Shareholders” on pages 1 through 4 of our 2008 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2009. There are sufficient suppliers of each product purchased for resale that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2009.

Seasonality

The majority of the sales for the Reportable Operating Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.

Working Capital

In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 19 through 30 of our 2008 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each Reportable Operating Segment are set forth below.

•	Paint Stores Group: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, ProClassic®, Duration®, Master Hide®, ExpressTech®, Duron®, Columbiatm and MABtm.

•	Consumer Group: Thompson’s® WaterSeal®, Dutch Boy®, Cuprinol®, Pratt & Lambert®, Martin Senour®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate Dispersionstm, DobcoTM, Kool Seal®, Snow Roof®, Uniflex® and VHT®.

•	Global Finishes Group: Sherwin-Williams®, Martin Senour®, Lazzuril®, Excelo®, Baco®, Planet ColorTM, Ultra-Cure®, Dutch Boy®, Krylon®, Kem-Tone®, Pratt & Lambert®, Minwax®, Sher-Wood®, Powdura®, Polane®, RonsealTM, ColorginTM, SumareTM, AndinaTM, MarsonTM, Tri-Flow®, Thompson’s® WaterSeal®, Metalatex®, Novacor®, Loxon®, Napkotm, AWXtm and Ultratm.

Patents

Although patents and licenses are not of material importance to our business as a whole or any segment, the Global Finishes Group derives a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

Backlog orders are not significant in the business of any Reportable Operating Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2009.

Research and Development

For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 48 of our 2008 Annual Report, which is incorporated herein by reference.

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

The Global Finishes Group has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. Key competitive factors for this segment include technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price.

The Administrative segment has many competitors consisting of other real estate owners, developers and managers in areas in which this segment owns property. The main competitive factors are the availability of property and price.

Employees

We employed 30,677 persons at December 31, 2008.

Environmental Compliance

For additional information regarding environmental-related matters, see pages 22 through 24 of our 2008 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 46, 61 and 62, and 69, respectively, of our 2008 Annual Report, which is incorporated herein by reference.

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

Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	continuation of the current negative global economic and financial conditions;

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

•	our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;

•	risks and uncertainties associated with our ownership of Life Shield Engineered Systems, LLC;

•	changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•	risks and uncertainties associated with our expansion into and our operations in Asia, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors;

•	the achievement of growth in developing markets, such as Asia, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations including those affecting the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental-related activities;

•	other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

•	the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and

•	unusual weather conditions.

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

ITEM 1A.  RISK FACTORS

Described below and elsewhere in this report and other documents that we file from time to time with the Securities and Exchange Commission are risks, uncertainties and other factors that can adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Adverse changes in general business conditions in the United States and worldwide may adversely affect our results of operations, cash flow, liquidity or financial condition.

Adverse changes in general business conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors that adversely affect the demand for our paint, coatings and related products could adversely affect our results of operations, cash flow, liquidity or financial condition.

Negative global economic and financial conditions may adversely affect our results of operations, cash flow, liquidity or financial condition.

Continuation of the current global economic and financial conditions may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.

We finance a portion of our sales through trade credit. The current global economic and financial conditions have caused some customers to be less profitable and have increased our exposure to credit risk. Continuation of these conditions could limit our ability to collect our accounts receivable which could adversely affect our results of operations, cash flow, liquidity or financial condition.

We generally fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility and other financing facilities. If any of the banks in these credit and financing facilities are unable to perform on their commitments, which could adversely affect our ability to fund seasonal working capital needs and obtain funding for other general corporate purposes, our cash flow, liquidity or financial condition could be adversely impacted.

We have goodwill and intangible assets recorded on our balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate that such value may not be recoverable. Impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows which may result in us incurring substantial impairment charges which would adversely affect our results of operations or financial condition.

We hold investments in equity and debt securities in some of our defined benefit pension plans. A decrease in the value of plan assets resulting from a general financial downturn may cause a negative pension plan investment performance which may adversely affect our results of operations, cash flow, liquidity or financial condition.

Economic downturns in cyclical segments of the economy may reduce the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

Portions of our business involve the sale of paint, coatings and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing and manufacturing. Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

During 2008 and 2007, the U.S. homebuilding industry experienced a significant decrease in demand for new homes, and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also began to experience a significant decline in 2008. The downturns in each of these segments reduced the demand for some of our products and adversely affected our sales and earnings.

Continued downturns in these segments will likely continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.

Increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.

We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. Although raw materials and energy supplies are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy may have an adverse effect on our earnings or cash flow in the event we are unable to offset these costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. Many of our paint and coatings products utilize petroleum based derivatives, minerals (including titanium dioxide) and metals.

Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.

We have a large and varied customer base due to our extensive distribution network. During 2008, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels would help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.

Adverse weather conditions may temporarily reduce the demand for some of our products and could have a negative effect on our sales, earnings or cash flow.

From time to time, adverse weather conditions in certain parts of the United States have had an adverse effect on our sales of paint, coatings and related products. For example, unusually cold and rainy weather, especially during the exterior painting season, could have an adverse effect on sales of our exterior paint products. An adverse effect on sales may cause a reduction in our earnings or cash flow.

Increased competition may reduce our sales, earnings or cash flow performance.

We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. Some of our competitors are larger than us and have greater financial resources to compete. Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for our business. Competition in any of these areas may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.

Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate past and future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.

We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long term growth strategy. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

Risks and uncertainties associated with our expansion into and our operations in Asia, Mexico, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.

Net external sales of our consolidated foreign subsidiaries totaled approximately $1.12 billion in 2008, or 14.0% of our total consolidated net sales. Sales outside of the United States make up an important part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.

In many foreign countries, it is acceptable to engage in certain business practices that we are prohibited from engaging in because of regulations that are applicable to us, such as the Foreign Corrupt Practices Act. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance that our policies and procedures will prevent a violation of these regulations. Any violation could cause an adverse effect on our results of operations, cash flow or financial condition.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations, cash flow, liquidity or financial condition.

Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the euro, the British pound, the Argentine peso, the Brazilian real, the Chilean peso, the Canadian dollar and the Mexican peso against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition.

We are required to comply with increasingly stringent federal, state and local environmental laws and regulations, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.

Our operations are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. We expect environmental laws and regulations to impose increasingly stringent requirements upon our industry and us in the future. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.

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

The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the historical manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.

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

Our past operations included the manufacture and sale of lead pigments and lead-based paints. Along with other companies, we are a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. We are also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. We believe that the litigation brought to date is without merit or subject to meritorious defenses and are vigorously defending such litigation. We expect that additional lead pigment and lead-based paint litigation may be filed against us in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

Notwithstanding our views on the merits, litigation is inherently subject to many uncertainties, and we ultimately may not prevail. Adverse court rulings, such as the jury verdict against us and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation, or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against us and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which we and other manufacturers have been successful.

Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against us. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. We have not accrued any amounts for such litigation. Any potential liability that may result from such litigation or such legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to us relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. An estimate of the potential impact on our results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 18 of our 2008 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 26 through 30 of our 2008 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 of the Notes to Consolidated Financial Statements on pages 62 through 66 of our 2008 Annual Report.

The costs or potential liability ultimately determined to be attributable to us through our ownership of Life Shield could have an adverse effect on our results of operations, cash flow, liquidity or financial condition.

We own Life Shield Engineered Systems, LLC. Life Shield develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss these risks and uncertainties in more detail on page 26 of our 2008 Annual Report under the caption “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for the Paint Stores Group, Consumer Group and Global Finishes Group. Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet our current needs.

CONSUMER GROUP

Manufacturing Facilities

Andover, Kansas
Atlanta, Georgia
Baltimore, Maryland
Bedford Heights, Ohio
Beltsville, Maryland
Chicago, Illinois
Cincinnati, Ohio
Coffeyville, Kansas
Crisfield, Maryland
Deshler, Ohio
Ennis, Texas
Fernley, Nevada
Flora, Illinois
Fort Erie, Ontario, Canada
Garland, Texas	Owned Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned	Greensboro, North Carolina
Holland, Michigan
Homewood, Illinois
Lawrenceville, Georgia
Manchester, Georgia
Memphis, Tennessee
Morrow, Georgia
Norfolk, Virginia
Olive Branch, Mississippi
Orlando, Florida
Portland, Oregon
South Holland, Illinois
Spokane, Washington
Terre Haute, Indiana
Victorville, California	Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Leased Owned Owned

Distribution Facilities

Atlanta, Georgia Atlanta, Georgia Effingham, Illinois Fredericksburg, Pennsylvania Memphis, Tennessee Reno, Nevada San Juan, Puerto Rico	Leased Owned Leased Owned Leased Leased Leased	Spokane, Washington Spokane Valley, Washington Swaffham, England Terre Haute, Indiana Waco, Texas Winter Haven, Florida	Leased Leased Leased Owned Leased Owned

GLOBAL FINISHES GROUP

Manufacturing Facilities

Aprilia, Italy
Arlington, Texas
Binh Duong Province, Vietnam
Buenos Aires, Argentina
Columbus, Ohio
Dongguan, China
Greensboro, North Carolina
Grimsby, Ontario, Canada
Grove City, Ohio
Monterrey, Mexico (2)
Montevideo City, Uruguay
Mumbai (Paloja), India	Leased Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned	Ontario, California
Pasir Gudang, Johor, Malaysia
Richmond, Kentucky
Rockford, Illinois
Santiago, Chile
Sao Paulo, Brazil (3)
Shanghai, China
Spartanburg, South Carolina
Sheffield, England
Texcoco, Mexico
Vallejo, Mexico
Zhao Qing, China	Owned Owned Owned Leased Owned Owned Owned Leased Owned Owned Owned Owned

Distribution Facilities

Aprilia, Italy
Buenos Aires, Argentina
Guadalajara, Mexico
Hermosilla, Mexico
Lima, Peru
Maceio, Brazil
Mechelen, Belgium
Mexico City, Mexico
Monterrey, Mexico (2)
Montevideo City, Uruguay
Perpignan, France	Leased Owned Leased Leased Leased Leased Leased Owned Owned Owned Leased	Richmond, Kentucky Santiago, Chile Santiago, Chile Sao Paulo, Brazil (3) Shanghai, China Sheffield, England Texcoco, Mexico Tijuana, Mexico Valencia, Venezuela Vallejo, Mexico	Owned Leased Owned Owned Owned Owned Owned Leased Leased Leased

The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 3,346 company-operated specialty paint stores, of which 216 were owned, in the United States, Canada, Virgin Islands, Puerto Rico, Trinidad and Tobago and Jamaica at December 31, 2008. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2008:

•	the Mid Western Division operated 886 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 798 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 872 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago and Virgin Islands; and

•	the South Western Division operated 790 paint stores in the central plains and the lower west coast states.

In 2008, the Paint Stores Group opened 21 net new paint stores, consisting of 100 new stores opened (92 in the United States) and 79 stores closed (78 in the United States).

The Global Finishes Group operated 259 branches in the United States, of which 10 were owned, at December 31, 2008. The Global Finishes Group also operated 282 branches, of which 22 were owned, at December 31, 2008, consisting of branches in Mexico (110), Brazil (80), Chile (49), Canada (25), Uruguay (9), Argentina (5), Peru (2) and India (2). During 2008, the Global Finishes Group opened 22 net new branches consisting of 17 in South America, 3 in the United States and 2 in India.

All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 72 of our 2008 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding environmental-related matters and other legal proceedings, see pages 22 through 24, and 26 through 30, of our 2008 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 46, 61 and 62, 62 through 66, and 69, respectively, of our 2008 Annual Report, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is the name, age and present position of each of our executive officers at February 18, 2009, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	52	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	45	President and Chief Operating Officer	1999
Sean P. Hennessy	51	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	51	Senior Vice President — Human Resources	1997
Timothy A. Knight	44	Senior Vice President — Corporate Planning and Development	2005
Thomas W. Seitz	60	Senior Vice President — Strategic Excellence Initiatives	1999
Louis E. Stellato	58	Senior Vice President, General Counsel and Secretary	1989
Robert J. Wells	51	Senior Vice President — Corporate Communications and Public Affairs	2006
John L. Ault	62	Vice President — Corporate Controller	1987
George E. Heath	43	President, Global Finishes Group	2008
Steven J. Oberfeld	56	President, Paint Stores Group	2006

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

Mr. Stellato has served as Senior Vice President, General Counsel and Secretary since February 2009. Mr. Stellato served as Vice President, General Counsel and Secretary from July 1991 to February 2009. Mr. Stellato has been employed with the Company since July 1981.

Mr. Wells has served as Senior Vice President — Corporate Communications and Public Affairs since February 2009. Mr. Wells served as Vice President — Corporate Communications and Public Affairs from January 2006 to February 2009 and Vice President — Corporate Planning and Communication from July 2002 to January 2006. Mr. Wells has been employed with the Company since May 1998.

Mr. Ault has served as Vice President — Corporate Controller since January 1987. Mr. Ault has been employed with the Company since June 1976.

Mr. Heath has served as President, Global Finishes Group since September 2008. Mr. Heath served as President & General Manager, Chemical Coatings Division from November 2005 to September 2008 and Vice President, Marketing of Chemical Coatings Division from May 2004 to November 2005. Prior to joining the Company, Mr. Heath was Director, Marketing of Industrial Coatings at PPG Industries, Inc. from December 2002 to May 2004. Mr. Heath has been employed with the Company since May 2004.

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

Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2009 was 9,447.

Information regarding market prices and dividend information with respect to our common stock is set forth on page 75 of our 2008 Annual Report, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2008.

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	That May
	Number of	Average Price	Part of	Yet Be
	Shares	Paid Per	Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 1 – October 31
Share repurchase program(1)				20,000,000
Employee transactions(2)				N/A
November 1 – November 30
Share repurchase program(1)	250,000	$51.04	250,000	19,750,000
Employee transactions(2)	1,277	$55.40		N/A
December 1 – December 31
Share repurchase program(1)				19,750,000
Employee transactions(2)	1,865	$53.62		N/A

Total
Share repurchase program(1)	250,000	$51.04	250,000	19,750,000
Employee transactions(2)	3,142	$54.34		N/A

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30,000,000 shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at December 31, 2008 to purchase 19,750,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6.  SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2008		2007		2006		2005		2004

Operations
Net sales	$7,980		$8,005		$7,810		$7,191		$6,114
Net income	477		616		576		463		393
Financial Position
Total assets	$4,416		$4,855		$4,995		$4,369		$4,274
Long-term debt	304		293		292		487		488
Ratio of earnings to fixed charges (a)	5.6	x	7.0	x	7.0	x	6.7	x	7.0	x
Per Common Share Data
Net income — basic	$4.08		$4.84		$4.31		$3.39		$2.79
Net income — diluted	4.00		4.70		4.19		3.28		2.72
Cash dividends	1.40		1.26		1.00		.82		.68

(a)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income before income taxes and minority interest plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. The following schedule includes the figures used to calculate the ratios:

	2008	2007	2006	2005	2004

Earnings	$714	$913	$834	$656	$580
Fixed charges:
Interest expense, net	66	72	67	50	40
Interest component of rent expense	90	81	72	65	57

Total fixed charges	156	153	139	115	97

Earnings and fixed charges	$870	$1,066	$973	$771	$677

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 14 through 35 of our 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company had foreign currency option and forward contracts and commodity swaps outstanding at December 31, 2008 to hedge against value changes in foreign currency and commodities. Foreign currency option and forward contracts are described in detail in Note 13 of the Notes to Consolidated Financial Statements on page 69 of our 2008 Annual Report. Commodity swaps are described in detail in Note 1 of the Notes to Consolidated Financial Statements on page 45 of our 2008 Annual Report. We believe we may experience continuing losses from foreign currency translation and commodity price fluctuations. However, we do not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is set forth on pages 38 through 74 of our 2008 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on pages 71 and 72 of our 2008 Annual Report, which is incorporated herein by reference.

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

Internal Control Over Financial Reporting

The “Report of Management on Internal Control over Financial Reporting” is set forth on page 36 of our 2008 Annual Report, which is incorporated herein by reference.

The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 37 of our 2008 Annual Report, which is incorporated herein by reference.

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

Directors

The information regarding our directors is set forth under the caption “Election of Directors (Proposal 1)” in our Proxy Statement, which is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2008. Please refer to the information set forth under the caption “Board Meetings and Committee Membership — Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

Executive Officers

The information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report, which is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.

Audit Committee

The information regarding the Audit Committee of our Board of Directors and the information regarding “audit committee financial experts” are set forth under the caption “Board Meetings and Committee Membership” in our Proxy Statement, which is incorporated herein by reference.

Code of Ethics

We have adopted a Business Ethics Policy, which applies to all of our directors, officers and employees. Our Business Ethics Policy includes additional ethical obligations for our senior financial management (which includes our chief executive officer, our chief financial officer, and the controller, treasurer and principal financial and accounting personnel in our operating groups and corporate departments). Please refer to the information set forth under the caption “Corporate Governance — Business Ethics Policy” in our Proxy Statement, which is incorporated herein by reference. Our Business Ethics Policy is available in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com. Any person may receive a copy without charge by writing to us at: The Sherwin-Williams Company, 101 West Prospect Avenue, Cleveland, Ohio, 44115, Attention: Investor Relations.

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

The information required by this item is set forth on pages 30 through 43 of our Proxy Statement and under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “2008 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is set forth under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, which is incorporated herein by reference.

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Transactions with Related Persons,” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Matters Relating to the Independent Registered Public Accounting Firm” in our Proxy Statement, which is incorporated herein by reference.

During the quarter ended December 31, 2008, the Audit Committee of our Board of Directors approved non-audit services relating to foreign tax consulting and compliance for acquired entities to be performed by Ernst & Young LLP, our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2008 Annual Report are incorporated by reference in Item 8.
		(i)	Report of Management on the Consolidated Financial Statements (page 38 of our 2008 Annual Report);
		(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 39 of our 2008 Annual Report);
		(iii)	Statements of Consolidated Income for the years ended December 31, 2008, 2007 and 2006 (page 40 of our 2008 Annual Report);
		(iv)	Consolidated Balance Sheets at December 31, 2008, 2007 and 2006 (page 41 of our 2008 Annual Report);
		(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007 and 2006 (page 42 of our 2008 Annual Report);
		(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006 (page 43 of our 2008 Annual Report); and
		(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 (pages 44 through 74 of our 2008 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2008	2007	2006

Beginning balance	$29,593	$23,072	$22,734
Amount acquired through acquisitions	91	7,513
Bad debt expense	59,157	37,070	26,154
Uncollectible accounts written off, net of recoveries	(48,081)	(38,062)	(25,816)

Ending balance	$40,760	$29,593	$23,072

Bad debt expense and uncollectible accounts written off increased in 2008 primarily due to increased activity in accounts doubtful of collection.

(3)	Exhibits
See the Exhibit Index on pages 21 through 25 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.
THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. Stellato
  L. E. Stellato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2009.

* C. M. Connor C. M. Connor	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

* S. P. Hennessy S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* J. L. Ault J. L. Ault	Vice President — Corporate Controller (Principal Accounting Officer)

* A. F. Anton A. F. Anton	Director

* J. C. Boland J. C. Boland	Director

* D. E. Evans D. E. Evans	Director

* D. F. Hodnik D. F. Hodnik	Director

* S. J. Kropf S. J. Kropf	Director

* R. W. Mahoney R. W. Mahoney	Director

* G. E. McCullough G. E. McCullough	Director

* A. M. Mixon, III A. M. Mixon, III	Director

* C. E. Moll C. E. Moll	Director

* R. K. Smucker R. K. Smucker	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. Stellato L. E. Stellato, Attorney-in-fact	February 24, 2009

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
	(b)	Regulations of the Company, as amended and restated April 28, 2004, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2004, and incorporated herein by reference.
4.	(a)	Indenture between the Company and Chemical Bank, as Trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	Indenture between Sherwin-Williams Development Corporation, as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(c)	Second Amendment and Restatement Agreement, dated as of December 8, 2005, in respect of the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, as amended and restated as of July 20, 2005, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 8, 2005, and incorporated herein by reference.
	(d)	Modification, dated as of March 15, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 8, 2005, by and among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 15, 2006, and incorporated herein by reference.
	(e)	First Amendment, dated as of May 30, 2008, to the Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 8, 2005, by and among the Company, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 30, 2008, and incorporated herein by reference.
	(f)	Credit Agreement, dated as of April 17, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.
	(g)	Agreement for Letter of Credit, dated as of April 17, 2006, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 17, 2006, and incorporated herein by reference.
	(h)	Credit Agreement Amendment, dated as of April 25, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated April 25, 2006, and incorporated herein by reference.
	(i)	Credit Agreement Amendment No. 2, dated as of May 8, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 8, 2006, and incorporated herein by reference.
	(j)	Five Year Credit Agreement, dated as of May 23, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(k)	Agreement for Letter of Credit, dated as of May 23, 2006, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.

(l)	Five Year Credit Agreement Amendment, dated as of July 24, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report of Form 8-K dated July 24, 2006, and incorporated herein by reference.
(m)	Five Year Credit Agreement, dated as of April 26, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.
(n)	Agreement for Letter of Credit, dated as of April 26, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.
(o)	Five Year Credit Agreement, dated as of August 28, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
(p)	Agreement for Letter of Credit, dated as of August 28, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
(q)	Five Year Credit Agreement Amendment No. 1, dated as of September 17, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.
(r)	Five Year Credit Agreement Amendment No. 2, dated as of September 25, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 25, 2007, and incorporated herein by reference.
(s)	Purchase and Contribution Agreement, dated as of February 1, 2006, between the Company, as originator, and SWC Receivables Funding LLC, as purchaser, filed as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
(t)	Loan and Servicing Agreement, dated as of February 1, 2006, among SWC Receivables Funding LLC, as borrower; the Company, as servicer; CIESCO, LLC, as conduit lender; Citicorp North America, Inc., as program agent; and the Financial Institutions party thereto filed as Exhibit 4(b) to the Company’s Current Report on Form 8-K dated February 1, 2006, and incorporated herein by reference.
(u)	Amendment No. 1 to Loan and Servicing Agreement, dated as of May 29, 2006, among SWC Receivables Funding LLC, the Company, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. filed as Exhibit 4(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.
(v)	Amendment No. 2 to Loan and Servicing Agreement, dated as of January 31, 2007, among SWC Receivables Funding LLC, the Company, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and incorporated herein by reference.
(w)	Amendment No. 6 to Loan and Servicing Agreement, dated as of February 22, 2008, among SWC Receivables Funding LLC, the Company, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 22, 2008, and incorporated herein by reference.
(x)	Waiver and Amendment No. 7 to Loan and Servicing Agreement, dated as of April 10, 2008, among SWC Receivables Funding LLC, the Company, CIESCO, LLC, Citibank N.A., and Citicorp North America, Inc. filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, and incorporated herein by reference.

10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Summary of Compensation Payable to Non-Employee Directors filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
	*(c)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).
	*(d)	Forms of Severance Agreements filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
	*(e)	Schedule of Executive Officers who are Parties to the Severance Agreements in the forms referred to in Exhibit 10(d) filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.
	*(f)	The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan, dated July 24, 2002, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
	*(g)	2004-2 Amendment to The Sherwin-Williams Company Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(h)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan filed as Exhibit 10(e) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(i)	The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan, dated July 24, 2002, filed as Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
	*(j)	2004-1 Amendment to The Sherwin-Williams Company Revised Key Management Deferred Compensation Plan filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(k)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan filed as Exhibit 10(f) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(l)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(m)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(n)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan filed as Exhibit 10(g) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(o)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
	*(p)	The Sherwin-Williams Company Executive Life Insurance Plan filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
	*(q)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

	*(r)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
	*(s)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
	*(t)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
	*(u)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
	*(v)	Form of Restricted Stock Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
	*(w)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
	*(x)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
	*(y)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
	*(z)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
	*(aa)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).
	*(bb)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
	*(cc)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
	*(dd)	Form of Individual Grantor Trust Participation Agreement filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	*(ee)	Schedule of Executive Officers who are Parties to the Individual Grantor Trust Participation Agreements in the form referred to in Exhibit 10(dd) filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.
	*(ff)	The Sherwin-Williams Company Business Travel Accident Insurance Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
	*(gg)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
13.		Our 2008 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2008 Annual Report which are specifically incorporated by reference in this report, our 2008 Annual Report shall not be deemed “filed” as part of this report.

21.		Subsidiaries (filed herewith).
23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24.	(a)	Powers of Attorney (filed herewith).
	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.