Form 10-Q
period 2009-03-31
SHERWIN WILLIAMS CO
filed 2009-04-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission file number 1-04851
THE SHERWIN-WILLIAMS COMPANY

(Exact name of registrant as specified in its charter)

OHIO	34-0526850

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 West Prospect Avenue, Cleveland, Ohio	44115-1075

(Address of principal executive offices)	(Zip Code)
(216) 566-2000

(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 117,092,100 shares as of March 31, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended March 31,
	2009	2008

Net sales	$1,550,677	$1,781,682
Cost of goods sold	870,071	1,001,174
Gross profit	680,606	780,508
Percent to net sales	43.9%	43.8%
Selling, general and administrative expenses	608,848	651,707
Percent to net sales	39.3%	36.6%
Other general expense — net	10,405	115
Interest expense	12,202	17,673
Interest and net investment income	(636)	(516)
Other income — net	(1,106)	(1,500)

Income before income taxes	50,893	113,029
Income taxes	13,614	35,083

Net income	$37,279	$77,946

Net income per common share:
Basic	$0.32	$0.65

Diluted	$0.32	$0.64

Average shares outstanding — basic	115,946,629	119,498,294

Average shares and equivalents outstanding — diluted	118,029,772	122,096,866

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31,	December 31,	March 31,
	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$42,245	$26,212	$20,125
Accounts receivable, less allowance	785,640	769,985	931,448
Inventories:
Finished goods	734,168	749,405	827,188
Work in process and raw materials	104,648	114,795	126,277

	838,816	864,200	953,465
Deferred income taxes	97,676	97,568	104,704
Other current assets	143,312	151,240	184,900

Total current assets	1,907,689	1,909,205	2,194,642

Goodwill	1,009,069	1,006,712	1,002,066
Intangible assets	299,629	299,963	352,414
Deferred pension assets	214,816	215,637	405,132
Other assets	132,684	124,117	148,806

Property, plant and equipment:
Land	85,383	85,485	83,535
Buildings	585,175	580,216	568,621
Machinery and equipment	1,521,639	1,564,221	1,548,831
Construction in progress	21,743	26,560	74,181

	2,213,940	2,256,482	2,275,168
Less allowances for depreciation	1,365,471	1,396,357	1,367,391

	848,469	860,125	907,777

Total Assets	$4,412,356	$4,415,759	$5,010,837

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$765,130	$516,438	$1,039,306
Accounts payable	629,965	738,093	781,370
Compensation and taxes withheld	127,151	194,787	140,562
Accrued taxes	51,436	58,510	88,333
Current portion of long-term debt	14,988	13,570	15,350
Other accruals	373,482	415,338	399,026

Total current liabilities	1,962,152	1,936,736	2,463,947

Long-term debt	297,754	303,727	293,499
Postretirement benefits other than pensions	249,384	248,603	263,427
Other long-term liabilities	321,107	321,045	370,352
Shareholders’ equity:
Common stock — $1.00 par value:
117,092,100, 117,035,117 and 119,096,798 shares outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively	227,793	227,147	226,054
Preferred stock — convertible, no par value:
216,753, 216,753, and 257,048 shares outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively	216,753	216,753	257,048
Unearned ESOP compensation	(216,753)	(216,753)	(257,048)
Other capital	1,026,439	1,016,362	913,236
Retained earnings	4,241,586	4,245,141	3,969,284
Treasury stock, at cost	(3,499,045)	(3,472,384)	(3,299,537)
Cumulative other comprehensive loss	(414,814)	(410,618)	(189,425)

Total shareholders’ equity	1,581,959	1,605,648	1,619,612

Total Liabilities and Shareholders’ Equity	$4,412,356	$4,415,759	$5,010,837

See notes to condendsed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$37,279	$77,946
Adjustments to reconcile net income to net operating cash:
Depreciation	35,883	35,823
Amortization of intangibles and other assets	6,228	5,310
Stock-based compensation expense	2,352	9,205
Provisions for qualified exit costs	6,384
Provisions for environmental-related matters	6,201
Defined benefit pension plans net cost (credit)	9,004	(1,989)
Net increase in postretirement liability	700	530
Other	4,002	2,622
Change in working capital accounts — net	(208,088)	(176,599)
Costs incurred for environmental-related matters	(6,634)	(2,364)
Costs incurred for qualified exit costs	(2,345)	(1,059)
Other	(3,234)	(9,955)

Net operating cash	(112,268)	(60,530)

INVESTING ACTIVITIES
Capital expenditures	(22,436)	(39,824)
Acquisitions of businesses, net of cash acquired	(13,018)	(15,373)
Proceeds from sale of assets	274	87
Increase in other investments	(15,422)	(4,740)

Net investing cash	(50,602)	(59,850)

FINANCING ACTIVITIES
Net increase in short-term borrowings	249,587	380,597
Net decrease in long-term debt	(6,624)	(113)
Payments of cash dividends	(41,643)	(42,038)
Proceeds from stock options exercised	6,907	5,686
Income tax effect of stock-based compensation exercises and vesting	1,407	1,166
Treasury stock purchased	(22,310)	(220,114)
Other	(4,275)	(5,019)

Net financing cash	183,049	120,165

Effect of exchange rate changes on cash	(4,146)	(6,985)

Net increase (decrease) in cash and cash equivalents	16,033	(7,200)
Cash and cash equivalents at beginning of year	26,212	27,325

Cash and cash equivalents at end of period	$42,245	$20,125

Income taxes paid	$12,661	$9,409
Interest paid	71,875	22,289
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2009 and 2008
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
There have been no significant changes in critical accounting policies since December 31, 2008. Accounting estimates were revised as necessary during the quarter based on new information and changes in facts and circumstances. A change in the estimate of the number of restricted stock awards that will vest based on the Company’s performance against specified financial goals decreased first quarter stock-based compensation expense by $6.2 million, resulting in increased net income of $4.5 million and increased basic and diluted earnings per share of $.04. The estimate of awards that will vest will continue to be reviewed and adjusted as necessary.
The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.
The consolidated results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
Note B—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standards (FAS) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on disclosures about plan assets of defined benefit pension and other postretirement benefit plans. The FSP requires disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs and significant concentrations of risk within plan assets. The FSP is effective for fiscal years ending after December 31, 2009, and the provisions are not required for earlier periods presented for comparative purposes. The FSP will not have any impact on the Company’s results of operations, financial condition or liquidity.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.” Under the FSP, unvested share-

based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The Company adopted EITF No. 03-6-1 as of January 1, 2009 and calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. There is not a significant difference in the per share amounts under the two methods for the three months ended March 31, 2009 and 2008, and the treasury stock method continues to be disclosed. See Note L.
Effective January 1, 2009, the Company adopted FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP does not have a significant impact on the Company’s results of operations, financial condition or liquidity.
Effective January 1, 2009, the Company adopted FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement does not have an impact on the Company’s results of operations, financial condition or liquidity.
Effective January 1, 2009, the Company adopted FAS No. 141(R), “Applying the Acquisition Method.” FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity.
Effective January 1, 2009, the Company adopted FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 does not have a significant impact on the Company’s results of operations, financial condition or liquidity.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. In accordance with FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted FAS No. 157 for its financial assets and liabilities as of January 1, 2008, and for its non-financial assets and liabilities as of January 1, 2009. FAS No. 157 does not have a significant impact on the Company’s results of operations, financial condition or liquidity. See Note O.

Note C—DIVIDENDS
Dividends paid on common stock during the first quarters of 2009 and 2008 were $.355 per common share and $.35 per common share, respectively.
Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

(Thousands of dollars)	Three months ended March 31,
	2009	2008
Net income	$37,279	$77,946
Foreign currency translation adjustments	(8,881)	7,605
Amortization of net prior service costs and net actuarial losses, net of taxes (1)	4,639	1,574
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes (2)	45	(1)

Comprehensive income	$33,082	$87,124

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(2,890) and $(983) for the three months ended March 31, 2009 and 2008, respectively.

(2)	The tax effect of adjustments of marketable equity securities and derivative instruments used in cash flow hedges was $(35) and $.3 for the three months ended March 31, 2009 and 2008, respectively.

Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first quarters of 2009 and 2008, including customer satisfaction settlements during the quarters, were as follows:

(Thousands of dollars)	2009	2008

Balance at January 1	$18,029	$19,596
Charges to expense	4,297	3,258
Settlements	(4,632)	(4,378)

Balance at March 31	$17,694	$18,476

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
In the first quarter 2009, 19 stores in the Paint Stores Group and four branches in the Global Finishes Group were closed due to lower demand or redundancy. Provisions of $2.0 million for qualified exits costs resulting from the closure of these facilities were recorded in Selling, general and administrative expenses in the first quarter. The provisions were charged to the Paint Stores Group for $1.0 million and to the Global Finishes Group for $1.0 million. In addition, there were adjustments to prior provisions related to manufacturing facilities, distribution facilities, stores and branches closed in 2008. Adjustments to prior provisions of $4.4 million were recorded in Cost of goods sold, Selling, general and administrative expense or Other general expense-net in the first quarter. Adjustments of $3.5 million were charged to the Paint Stores Group, $0.8 million were charged to the Consumer Group and $0.1 were charged to the Global Finishes Group.
During 2008, four manufacturing and three distribution facilities, five administrative offices and 92 stores and branches were closed. The closure and disposal of two manufacturing facilities and two administrative offices in the Paint Stores Group were planned at the time of acquisition. The total qualified exit costs for the acquired facilities, included as part of the purchase price allocations in accordance with FAS No. 141, were $1.7 million. One additional manufacturing and two distribution facilities and 79 stores in the Paint Stores Group, one manufacturing and one distribution facility in the Consumer Group, and three administrative offices and 14 branches in the Global Finishes Group were closed due to excess capacity or redundancy. Provisions of $7.1 million for qualified exit costs resulting from the closure of these facilities were recorded in Cost of goods sold or Selling, general and administrative expenses in 2008. Of the total provisions, $5.5 million was charged to the Paint Stores Group, $0.9 million was charged to the Consumer Group and $0.7 million was charged to the Global Finishes Group.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2009 and for the three-month period then ended:
(Thousands of dollars)

		Provisions in	Actual	Adjustments to
	Balance at	Cost of goods	expenditures	prior provisions	Balance at
	December 31,	sold, SG&A or	charged to	in Other general	March 31,
Exit Plan	2008	acquired	accrual	expense - net	2009
Paint Stores Group stores shutdown in 2009:
Other qualified exit costs		$950	$(140)		$810
Global Finishes Group branches shutdown in 2009:
Other qualified exit costs		1,003	(133)		870
Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Severance and related costs	$324		(1)		323
Other qualified exit costs	4,450		(584)	$3,475	7,341
Consumer Group manufacturing and distribution facilities shutdown in 2008:
Severance and related costs	449	657	(264)		842
Other qualified exit costs	150	143	(180)		113
Global Finishes Group administrative offices and branches shutdown in 2008:
Severance and related costs	397		(321)		76
Other qualified exit costs	240	156	(191)		205
Paint Stores Group manufacturing facility shutdown in 2007:
Severance and related costs	33		(9)		24
Other qualified exit costs	1,859		(190)		1,669
Consumer Group manufacturing facility shutdown in 2007:
Other qualified exit costs	2,036				2,036
Other qualified exit costs for facilities shutdown prior to 2003	11,686		(332)		11,354

Totals	$21,624	$2,909	$(2,345)	$3,475	$25,663

For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2009	2008	2009	2008	2009	2008

Three months ended March 31:
Net periodic benefit cost (credit):
Service cost	$5,316	$4,906	$306	$637	$848	$927
Interest cost	4,617	4,569	735	1,072	3,924	4,085
Expected return on assets	(9,201)	(13,219)	(453)	(667)
Amortization of:
Prior service cost (credit)	387	188	11	15	(164)	(159)
Actuarial loss	7,208	269	78	241	72	53

Net periodic benefit cost (credit)	$8,327	$(3,287)	$677	$1,298	$4,680	$4,906

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2009, the unaccrued maximum of the estimated range of possible outcomes is $114.0 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2009 and 2008 were accruals for extended environmental-related activities of $128.2 million and $131.5 million, respectively. Estimated costs of current investigation and remediation activities of $52.6 million and $60.4 million are included in Other accruals at March 31, 2009 and 2008, respectively.

Five of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2009. At March 31, 2009, $137.9 million, or 76.2 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued maximum of $114.0 million at March 31, 2009, $76.2 million, or 66.9 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note I—LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, FAS No. 5 requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.

Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties, and the Company ultimately may not prevail. Adverse court rulings, such as the jury verdict against the Company and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. (The jury verdict in the State of Rhode Island action was subsequently reversed by the Rhode Island Supreme Court.) In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
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

Rhode Island lead pigment litigation. The State of Rhode Island initiated an action in October 1999 against the Company and other companies asserting, in part, that lead pigment in paint constitutes a public nuisance under Rhode Island law. The claim for public nuisance was originally tried to a jury in 2002 and the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law. This decision concluded the case in favor of the Company and the other defendants.
Other public nuisance claim litigation. The Company and other companies are or were defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the City of St. Louis, Missouri, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio, the County of Santa Clara, California and other public entities in the State of California, and the City of Milwaukee, Wisconsin.
The City of St. Louis proceeding was initiated in January 2000 against the Company and other companies asserting claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings, the City alleged a single count of public nuisance. Following further pre-trial proceedings, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. The City appealed and, on June 12, 2007, the Missouri Supreme Court affirmed summary judgment for the Company and other defendants, concluding the case in favor of the Company and the other defendants.
A number of cities and counties in New Jersey individually initiated proceedings in the Superior Court of New Jersey in 2001 and 2002 against the Company and other companies asserting claims for fraud, public nuisance, civil conspiracy, unjust enrichment and indemnity. The cases were consolidated and assigned to the Superior Court in Middlesex County. The Superior Court granted the defendants’ motion to dismiss all complaints. Following an appeal by the plaintiffs, the Appellate Division reinstated the public nuisance claims and affirmed the dismissal of all other claims. On June 15, 2007, the New Jersey Supreme Court reversed the Appellate Division’s decision to reinstate the public nuisance claims, concluding the case in favor of the Company and the other defendants.
A number of cities in Ohio individually initiated proceedings in state court in 2006 and 2007 against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against those Ohio cities, John Doe cities and public officials seeking declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. All of these Ohio cities’ actions have been voluntarily dismissed by the plaintiff cities. Accordingly, on August 28, 2008, the Court granted, with prejudice, the Company’s motion to dismiss the remaining proceedings in the United States District Court, Southern District of Ohio.

In April 2007, the State of Ohio filed an action against the Company and other companies asserting a claim for public nuisance. The State of Ohio sought compensatory and punitive damages. On February 6, 2009, the State of Ohio voluntarily dismissed this action.
The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and, on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and, on April 8, 2008, the California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court and the Supreme Court has decided to review the Court of Appeal’s decision. Proceedings in the trial court are stayed pending the appeal.
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial, and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee appealed the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the Wisconsin Court of Appeals affirmed the trial court’s final judgment. The City of Milwaukee has filed a petition for review with the Wisconsin Supreme Court.

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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and, on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial which were denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment.
Wisconsin is the first jurisdiction to apply a theory of liability with respect to alleged personal injury (i.e.: risk contribution/market share liability) which does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation.
Insurance coverage litigation. On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Ohio state court action has been stayed and the New York state court action has been dismissed.

Note J—OTHER (INCOME) EXPENSE
Other general expense — net
Included in Other general expense — net were the following:

	Three months ended
	March 31,
(Thousands of dollars)	2009	2008
Provisions for environmental matters — net	$6,201
Loss on disposition of assets	729	$115
Adjustments to prior provisions for qualified exit costs	3,475

Total expense	$10,405	$115

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
The loss on disposition of assets represents net realized losses associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
The adjustments to prior provisions for qualified exit costs represent site specific increases or decreases to accrued qualified exit costs as information becomes available upon which more accurate amounts can be reasonably estimated. See Note F for further details on the Company’s exit or disposal activities.
Other income — net
Included in Other income — net were the following:

	Three months ended
	March 31,
(Thousands of dollars)	2009	2008
Dividend and royalty income	$(957)	$(814)
Net expense from financing and investing activities	416	1,225
Foreign currency related gains	(101)	(1,605)
Other income	(1,912)	(1,258)
Other expense	1,448	952

Total income	$(1,106)	$(1,500)

The net expense from financing and investing activities includes the net loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related gains included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at March 31, 2009. The Company had foreign currency option and forward contracts outstanding at March 31, 2008. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at March 31, 2008.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.
Note K—INCOME TAXES
The effective tax rate was 26.7 percent for the first quarter of 2009, compared to 31.0 percent for the first quarter of 2008. The decrease in the effective tax rate for the first quarter of 2009 compared to 2008 was due to the relative effect that various favorable adjustments had on the first quarter of 2009 compared to 2008.
At December 31, 2008, the Company had $38.1 million in unrecognized tax benefits, the recognition of which would have an affect of $32.4 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2008, was $7.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2008, the Company had accrued $15.6 million for the potential payment of income tax interest and penalties.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Fieldwork is anticipated to be completed prior to December 31, 2009. At this time, the Company cannot determine if an additional payment may be due. The IRS substantially completed the audit of the 2004 and 2005 tax years. The Company has paid $1.3 million to date related to the audit. The 2004 and 2005 audit remains open as it relates to the Company’s ESOP. As of March 31, 2009, the Company is subject to non-U.S. income tax examinations for the tax years of 2002 through 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2008.
There were no significant changes to any of these amounts during the first quarter of 2009.

Note L— NET INCOME PER COMMON SHARE

	Three months ended March 31,
(Thousands of dollars except per share data)	2009	2008

Basic
Average common shares outstanding	115,946,629	119,498,294

Net income	$37,279	$77,946

Net income per common share	$0.32	$0.65

Diluted
Average common shares outstanding	115,946,629	119,498,294
Non-vested restricted stock grants	928,919	1,159,800
Stock options and other contingently issuable shares (1)	1,154,224	1,438,772

Average common shares assuming dilution	118,029,772	122,096,866

Net income	$37,279	$77,946

Net income per common share	$0.32	$0.64

(1)	Stock options and other contingently issuable shares excludes 4.9 million and 3.2 million shares at March 31, 2009 and March 31, 2008, respectively, due to their anti-dilutive effect.
Basic and diluted earnings per share are calculated in accordance with FAS No. 128, “Earnings per Share.” In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented.
Under the Company’s restricted stock award program, non-forfeitable dividends are paid on unvested shares of restricted stock. As clarified by EITF No. 03-6-1, these restricted stock grants are considered participating securities and the two-class method of computing earnings per share is required. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2009 and 2008, there was not a significant difference in the per share amounts calculated under the two methods, and the treasury stock method continues to be disclosed.

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(Thousands of dollars)	Three months ended March 31, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$898,408	$288,152		$362,511	$1,606	$1,550,677
Intersegment transfers		270,813		34,750	(305,563)

Total net sales and intersegment transfers	$898,408	$558,965		$397,261	$(303,957)	$1,550,677

Segment profit	$56,580	$30,204		$5,305		$92,089
Interest expense					$(12,202)	(12,202)
Administrative expenses and other					(28,994)	(28,994)

Income before income taxes	$56,580	$30,204	*	$5,305	$(41,196)	$50,893

	Three months ended March 31, 2008
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,031,151	$286,882		$461,915	$1,734	$1,781,682
Intersegment transfers		347,460		30,819	(378,279)

Total net sales and intersegment transfers	$1,031,151	$634,342		$492,734	$(376,545)	$1,781,682

Segment profit	$83,293	$42,761		$43,071		$169,125
Interest expense					$(17,673)	(17,673)
Administrative expenses and other					(38,423)	(38,423)

Income before income taxes	$83,293	$42,761	*	$43,071	$(56,096)	$113,029

*	Segment profit includes $3,323 and $6,410 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarters of 2009 and 2008, respectively.
In the reportable segment financial information, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses which were not directly associated with the Reportable Operating Segments. The Administrative segment did not include any significant foreign operations. Also included in the Administrative segment was a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales and segment profit of all consolidated foreign subsidiaries were $219.8 million and $0.3 million, respectively, for the first quarter of 2009, and $277.3 million and $20.9 million, respectively, for the first quarter of 2008. Long-lived assets of these subsidiaries totaled $223.4 million and $198.2 million at March 31, 2009 and March 31, 2008, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE N — ACQUISITIONS
During the first quarter of 2009, the Company closed a definitive agreement to acquire Altax Sp. zo.o. (Altax). Headquartered in Poznan, Poland, Altax is a leading innovator of protective woodcare coatings and serves multiple channels, including industrial, professional and DIY. Included in the Consumer Group, the acquisition provides a platform for growth in Central Europe. The aggregate consideration paid for Altax was $11.8 million, net of cash acquired, including the assumption of certain financial obligations. The acquisition was accounted for as a purchase and an estimated valuation resulted in the recognition of goodwill and an intangible asset. A valuation of Altax will be completed in the second quarter of 2009.
In December 2008, the Company closed a definitive agreement to acquire Euronavy-Tintas Maritimas e Industriais S.A. of Portugal (Euronavy). Headquartered in Lisbon, Portugal, Euronavy is a leading innovator of marine and protective coatings applied to ships, off shore platforms, storage tanks, steel, concrete and flooring. Included in the Global Finishes Group, the acquisition strengthens the Company’s global platform of protective and marine coatings. Results of operations were included in the consolidated financial statements starting in 2009.
In September 2008, the Company purchased certain assets of the Wagman Primus Group, LP (Wagman). The acquired assets are related to imported raw materials of brushes and foreign manufactured applicators and will allow greater flexibility and control in the importation of applicators and related products for the Consumer Group. Results of operations were included in the consolidated financial statements since the date of acquisition.
In July 2008, the Company acquired the liquid coatings subsidiaries of Inchem Holdings International Limited (Inchem). Headquartered in Singapore, Inchem produces coatings applied to wood and plastic products in Asia. These waterborne, solvent-based, and ultraviolet curable coatings are applied to furniture, cabinets, flooring and electronic products. The coatings are made and sold in China, Vietnam and Malaysia and distributed to 15 other Asian countries. This acquisition strengthens the Global Finishes Group’s product offering throughout Asia. Results of operations were included in the consolidated financial statements since the date of acquisition.
In February 2008, the Company acquired Becker Powder Coatings, Inc. (Becker), a subsidiary of Sweden-based AB Wilh. Headquartered in Columbus, Ohio, Becker produces powder coatings applied to appliances, metal furniture, fixtures, equipment and electronic products manufactured throughout North

America. This acquisition strengthens Global Finishes Group’s position in the powder coatings market. Results of operations were included in the consolidated financial statements since the date of acquisition.
The aggregate consideration paid for Euronavy, Inchem, Wagman and Becker was $64.1 million, net of cash acquired, including acquisition costs and the assumption of certain financial obligations. The acquisitions were accounted for as purchases and resulted in the recognition of intangible assets. The Euronavy, Inchem and Becker acquisitions also resulted in the recognition of goodwill.
The following unaudited pro-forma summary presents consolidated financial information as if Altax, Euronavy, Wagman Primus, Inchem and Becker had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2008 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three months ended
	March 31,
(Thousands of dollars except per share data)	2009	2008
Net sales	$1,550,947	$1,795,642
Net income	36,884	78,634

Net income per common share:
Basic	$0.32	$0.66
Diluted	$0.31	$0.64

NOTE O — FAIR VALUE MEASUREMENTS
As of January 1, 2009, FAS No. 157, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities. FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during the first quarter. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy:
(Thousands of dollars)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Deferred compensation plan asset (A)	$15,687	$15,687

Total assets at fair value	$15,687	$15,687

Liabilities:
Deferred compensation plan liability (B)	$19,930	$19,930

Total liabilities at fair value	$19,930	$19,930

(A)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” They are valued using quoted market prices multiplied by the number of shares.

(B)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into three reportable operating segments — Paint Stores Group, Consumer Group and Global Finishes Group (collectively, the “Reportable Operating Segments”) — and an Administrative Segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 5 through 7, page 10 and Note 18, on pages 72 through 74 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning the Reportable Operating Segments.
The decline in the U.S. housing market that began to reduce architectural paint sales volume in 2007 expanded into other U.S. paint markets served by the Company in 2008, reducing manufacturing volume. The economic downturn in the U.S. spread into foreign markets during the last half of 2008, contributing to an overall decline in the business of the Company. Paint sales volume remained soft in the first quarter of 2009. In respect to the challenging global economic conditions, management of the Company continued to consistently perform additional valuation procedures to ensure that the values of the Company’s assets and liabilities were based on the latest information available on which to base such valuations. Specifically, management determined that: the collectibility of accounts receivable was properly estimated; current estimated market values of inventories exceeded cost; fair market values of goodwill and intangible assets approximated current carrying values; the useful lives and fair market values of property, plant and equipment were established in relation to the current lower manufacturing and sales demand; adequate impairments of property, plant and equipment and accrual of qualified exit costs were recorded for all closed sites being held for disposal; and all sales allowances, returns, discounts, warranties and complaint allowances were reasonably stated in respect to the current economic conditions and declining business environment.
The Company’s financial condition, liquidity and cash flow remained strong through the seasonally weak first quarter in spite of increasingly challenging global economic conditions that included significant reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and severe fluctuations in foreign currency rates. Net working capital improved $214.8 million at March 31, 2009 compared to the end of the first quarter of 2008 due primarily to a larger proportional decrease in current liabilities than current assets. Short-term borrowings decreased $274.2 million from March 31, 2008 and all other current liabilities decreased $227.6 million. The Company was able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remained tight and the Company has sufficient total available borrowing capacity to fund its current operating needs. Short-term borrowings increased $248.7 million from December 31, 2008, due to the seasonal increase in need for working capital, and all other current liabilities decreased $223.3 million. Since March 31, 2008, Accounts receivable and Inventories were down $260.5 million and the remaining current assets decreased $26.5 million. Accounts Receivable and Inventories increased only $9.7 million from December 31, 2008 to March 31, 2009 when normal seasonal trends typically require significant growth in these categories. The use of a portion of Net operating cash to reduce Total current liabilities more than Total current assets improved the Company’s current ratio to .97 at March 31, 2009 from .89 at March 31, 2008 and compared to .99 at December 31, 2008. Total debt at March 31, 2009 decreased $270.3 million to $1,077.9 million from $1,348.2 million at March 31, 2008 and decreased as a percentage of total capitalization to 40.5 percent from 45.4 percent at the end of the first quarter last year. Total debt increased $244.1 million and increased from 34.2% of total capitalization versus December 31, 2008. At March 31, 2009, the Company had remaining borrowing ability of $1.26 billion. Net operating cash declined $51.7 million to a cash usage in the first quarter of 2009 of $112.2 million from a usage of $60.5 million in 2008 primarily due to decrease of $40.7 million in net income and a seasonal net increase in cash used of $29.0 million to fund working capital requirements. In the twelve month period from April 1, 2008 through March 31, 2009, the Company invested $66.3 million in acquisitions and $99.8 million in capital additions and improvements, reduced its total debt $260.9 million, purchased $195.7 million in treasury stock, and paid $164.7 million in cash dividends to its shareholders of common stock.
Results of operations for the Company in the first quarter of 2009 continued to suffer from a decrease in end-market demand for coatings and other building materials caused by the effects of the expanding global economic downturn and a lingering soft U.S. housing market. Consolidated net sales decreased 13.0 percent in the first quarter to $1.551 billion from $1.782 billion in the first quarter of 2008 due primarily to paint sales volume declines resulting from contracted demand in the domestic market for more than two years that expanded into the global markets beginning in the second half of 2008. Net sales in the Paint Stores Group decreased 12.9 percent in the quarter to $898.4 million due primarily to weak paint sales volume that was partially offset by selling price increases initiated during the second half of 2008. Net sales in the Paint Stores Group from stores open more than twelve calendar months decreased 12.7 percent. Net sales in the Consumer Group increased 0.4 percent to $288.2 million due primarily to additional sales to existing discount customers related to new products. Net sales in the Global Finishes Group declined 21.5 percent in the quarter to $362.5 million when stated in U.S. dollars due primarily to decreased paint volume sales and unfavorable currency translation rates partially offset by acquisitions and selling price increases. Gross profit as a percent of consolidated net sales increased to 43.9 percent from 43.8 percent in 2008 due primarily to stabilizing raw material costs and higher selling prices since last year’s first quarter primarily offset by higher conversion costs and lower fixed cost absorption relating to lower manufacturing volume. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 39.3 percent from 36.6 percent in the first quarter of 2008. The SG&A percentage increase was due primarily to the sales decline as good expense control across all Reportable Operating Segments resulted in total SG&A spending that was $42.9 million lower than in the first quarter of 2008. Other general expense — net increased $10.3 million due primarily to increased accruals for environmental-related matters and exit costs related to closed properties. Interest expense decreased $5.5 million in 2009 due to lower short-term borrowings and borrowing rates. The effective income tax rate for first quarter 2009 was 26.7 percent compared to 31.0 percent in

2008. Diluted net income per common share decreased 50.0 percent to $.32 per share for first quarter 2009 from $.64 per share a year ago.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. Management considered the impact of the current global economic recession and utilized certain outside economic sources of information when developing the bases for their estimates and assumptions. The impact of the deteriorating global economic conditions on the estimates and assumptions used by management was believed to be reasonable under the circumstances. Management used assumptions based on historical results, considering the current economic trends, and other assumptions to form the basis for determining appropriate carrying values of assets and liabilities that were not readily available from other sources. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions, materially different economic trends or from using materially different assumptions. However, management believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely to significantly impact the current valuation of assets and liabilities that were not readily available from other sources.
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 45 through 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2008.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the seasonally weak first quarter in spite of increasingly challenging global economic conditions that included significant reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and severe fluctuations in foreign currency rates. Net working capital improved $214.8 million at March 31, 2009 compared to the end of the first quarter of 2008 due primarily to a larger proportional decrease in current liabilities than current assets. Short-term borrowings decreased $274.2 million from March 31, 2008 and all other current liabilities decreased $227.6 million. The Company was able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remained tight and the

Company has sufficient total available borrowing capacity to fund its current operating needs. Short-term borrowings increased $248.7 million from December 31, 2008, due to the seasonal increase in need for working capital, and all other current liabilities decreased $223.3 million. Since March 31, 2008, Accounts receivable and Inventories were down $260.5 million and the remaining current assets decreased $26.5 million. Accounts Receivable and Inventories increased only $9.7 million from December 31, 2008 to March 31, 2009 when normal seasonal trends typically require significant growth in these categories. The use of a portion of Net operating cash to reduce Total current liabilities more than Total current assets improved the Company’s current ratio to .97 at March 31, 2009 from .89 at March 31, 2008 and compared to .99 at December 31, 2008. Total debt at March 31, 2009 decreased $270.3 million to $1,077.9 million from $1,348.2 million at March 31, 2008 and decreased as a percentage of total capitalization to 40.5 percent from 45.4 percent at the end of the first quarter last year. Total debt increased $244.1 million and increased from 34.2% of total capitalization versus December 31, 2008. At March 31, 2009, the Company had remaining borrowing ability of $1.26 billion. Net operating cash declined $51.7 million to a cash usage in the first quarter of 2009 of $112.2 million from a usage of $60.5 million in 2008 primarily due to decrease of $40.7 million in net income and a seasonal net increase in cash used of $29.0 million to fund working capital requirements. In the twelve month period from April 1, 2008 through March 31, 2009, the Company invested $66.3 million in acquisitions and $99.8 million in capital additions and improvements, reduced its total debt $260.9 million, purchased $195.7 million in treasury stock, and paid $164.7 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $16.0 million during the first three months of 2009. Cash requirements for normal seasonal increases in working capital, capital expenditures of $22.4 million, payments of cash dividends of $41.6 million and treasury stock purchases of $22.3 million were funded primarily by net cash from operations and net increase in short-term borrowings of $248.7 million. At March 31, 2009, the Company’s current ratio was .97, a decrease from the current ratio of .99 at December 31, 2008 and an increase from .89 a year ago. The decrease in the current ratio was primarily due to the increase in short-term borrowings since year-end and the improvement over a year ago was due primarily to the year-over-year reduction in short-term borrowings.
Goodwill and intangible assets increased $2.0 million from December 31, 2008 and decreased $45.8 million from March 31, 2008. The net increase during the first quarter of 2009 was due to acquisitions of $8.6 million partially offset by amortization and currency translation rate changes of $6.6 million. The net decrease over the twelve-month period from March 31, 2008 resulted from acquisitions and capitalization of software costs of $55 million that were more than offset by impairments of $54.6 million, amortization of $23.2 million and other adjustments, primarily disposition and currency translation rate changes of $22.3 million. See Note 3, on pages 50 to 52, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning goodwill and intangible assets.
Deferred pension assets decreased $0.8 million during the first quarter of 2009 and $190.3 million from March 31, 2008. The decreases were due primarily to a decline in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 55 to 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information concerning the Company’s benefit plan assets.
Net property, plant and equipment decreased $11.7 million in the first quarter 2009 and decreased $59.3 million in the twelve months since March 31, 2008. The reduction in the first quarter of 2009 was primarily due to capital expenditures of $22.4 million and acquired assets of $4.4 million that were more than offset by depreciation expense of $35.9 million and the disposition of assets with remaining book value. Since March 31, 2008, capital expenditures of $99.8 million and acquired assets of $18.6 million were more than offset by depreciation expense of $143.3 million and dispositions of assets with remaining net book value. Capital expenditures during the first three months of 2009 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, new store openings and normal equipment replacement in the Paint Stores Group and normal equipment replacement in the Global Finishes Group.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $79.9 million at an average rate of .9 percent at March 31, 2009. Short-term borrowings under certain revolving and letter of credit agreements were $650 million at an average rate of 1.3 percent at March 31, 2009. Short-term borrowings outstanding under various foreign programs at March 31, 2009 were $35.2 million with a weighted average interest rate of 9.8 percent. The Company had unused maximum borrowing availability of $1,260 million at March 31, 2009 under the commercial paper program that is backed by the Company’s revolving credit agreement. There were no significant changes in long-term debt during the first quarter 2009 or in the twelve months since March 31, 2008. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning the Company’s debt.
Long-term liabilities for defined benefit pension and other postretirement benefit plans increased slightly over December 31, 2008 and decreased $14.0 million from March 31, 2008. The changes in the liability resulted primarily from the reduction in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions. See Note 6, on pages 55 to 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2009 decreased $49.2 million from a year ago due primarily to a decrease at the end of 2008 in non-current and deferred tax liabilities of $34.9 million and a reduction in accruals for extended environmental-related liabilities of $3.2 million.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2009. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2009.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2009 and 2008, the Company had accruals for environmental-related activities of $180.9 million and $191.9 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $114.0 million higher than the accruals at March 31, 2009.

Five of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2009. At March 31, 2009, $137.9 million, or 76.2 percent, related directly to these five sites. Of the aggregate unaccrued exposure at March 31, 2009, $76.2 million, or 66.9 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the five currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the investigative or remedial status of these five sites since the year ended December 31, 2008.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $248.7 million to $765.1 million at March 31, 2009 from $516.4 million at December 31, 2008. Total long-term debt decreased $4.6 million to $312.7 at March 31, 2009 from $317.3 million at December 31, 2008. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2009 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Changes to the Company’s accrual for product warranty claims in the first three months of 2009 are disclosed in Note E.
Contingent Liabilities
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
Litigation
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, FAS No. 5 requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs are seeking recovery based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints which seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.

Notwithstanding the Company’s views on the merits, litigation is inherently subject to many uncertainties, and the Company ultimately may not prevail. Adverse court rulings, such as the jury verdict against the Company and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation (both discussed in more detail below), or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. (The jury verdict in the State of Rhode Island action was subsequently reversed by the Rhode Island Supreme Court.) In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
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
Rhode Island lead pigment litigation. The State of Rhode Island initiated an action in October 1999 against the Company and other companies asserting, in part, that lead pigment in paint constitutes a public nuisance under Rhode Island law. The claim for public nuisance was originally tried to a jury in 2002 and the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law. This decision concluded the case in favor of the Company and the other defendants.
Other public nuisance claim litigation. The Company and other companies are or were defendants in other legal proceedings seeking recovery based on public nuisance liability theories including claims brought by the City of St. Louis, Missouri, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio, the County of Santa Clara, California and other public entities in the State of California, and the City of Milwaukee, Wisconsin.
The City of St. Louis proceeding was initiated in January 2000 against the Company and other companies asserting claims for strict liability, negligence, fraudulent misrepresentation, negligent misrepresentation, concert of action, conspiracy, public nuisance, restitution and indemnity. Following various pre-trial proceedings, the City alleged a single count of public nuisance. Following further pre-trial proceedings, the trial court granted the defendants’ motion for summary judgment based on the City’s lack of product identification evidence. The City appealed and, on June 12, 2007, the Missouri Supreme Court affirmed summary judgment for the Company and other defendants, concluding the case in favor of the Company and the other defendants.
A number of cities and counties in New Jersey individually initiated proceedings in the Superior Court of New Jersey in 2001 and 2002 against the Company and other companies asserting claims for fraud, public nuisance, civil conspiracy, unjust enrichment and indemnity. The cases were consolidated and assigned to the Superior Court in Middlesex County. The Superior Court granted the defendants’ motion to dismiss all complaints. Following an appeal by the plaintiffs, the Appellate Division reinstated the public nuisance claims and affirmed the dismissal of all other claims. On June 15, 2007, the New Jersey Supreme Court reversed the Appellate Division’s decision to reinstate the public nuisance claims, concluding the case in favor of the Company and the other defendants.
A number of cities in Ohio individually initiated proceedings in state court in 2006 and 2007 against the Company and other companies asserting claims for public nuisance, concert of action, unjust enrichment, indemnity and punitive damages. Also in September 2006, the Company initiated proceedings in the United States District Court, Southern District of Ohio, against those Ohio cities, John Doe cities and public officials seeking declaratory and injunctive relief to prevent the violation of the Company’s federal constitutional rights in relation to such state court proceedings. All of these Ohio cities’ actions have been voluntarily dismissed by the plaintiff cities. Accordingly, on August 28, 2008, the Court granted, with prejudice, the Company’s motion to dismiss the remaining proceedings in the United States District Court, Southern District of Ohio.
In April 2007, the State of Ohio filed an action against the Company and other companies asserting a claim for public nuisance. The State of Ohio sought compensatory and punitive damages. On February 6, 2009, the State of Ohio voluntarily dismissed this action.

The Santa Clara County, California proceeding was initiated in March 2000. The named plaintiffs are the County of Santa Clara, County of Santa Cruz, County of Solano, County of Alameda, County of Kern, City and County of San Francisco, San Francisco Housing Authority, San Francisco Unified School District, City of Oakland, Oakland Housing Authority, Oakland Redevelopment Agency and the Oakland Unified School District. The proceeding purports to be a class action on behalf of all public entities in the State of California except the State and its agencies. The plaintiffs’ second amended complaint asserted claims for fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance and violations of California’s Business and Professions Code, and the third amended complaint alleges similar claims including a claim for public nuisance. Various asserted claims were resolved in favor of the defendants through pre-trial demurrers and motions to strike. In October 2003, the trial court granted the defendants’ motion for summary judgment against the remaining counts on statute of limitation grounds. The plaintiffs appealed the trial court’s decision and, on March 3, 2006, the Court of Appeal, Sixth Appellate District, reversed in part the demurrers and summary judgment entered in favor of the Company and the other defendants. The Court of Appeal reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and reversed summary judgment on all of the plaintiffs’ fraud claim to the extent that the plaintiffs alleged that the defendants had made fraudulent statements or omissions minimizing the risks of low-level exposure to lead. The Court of Appeal further vacated the summary judgment holding that the statute of limitations barred the plaintiffs’ strict liability and negligence claims, and held that those claims had not yet accrued because physical injury to the plaintiffs’ property had not been alleged. The Court of Appeal affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties, most aspects of the fraud claim, the trespass claim and the unfair business practice claim. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and, on April 8, 2008, the California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court and the Supreme Court has decided to review the Court of Appeal’s decision. Proceedings in the trial court are stayed pending the appeal.
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial, and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee appealed the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the Wisconsin Court of Appeals affirmed the trial court’s final judgment. The City of Milwaukee has filed a petition for review with the Wisconsin Supreme Court.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and, on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial which were denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment. Wisconsin is the first jurisdiction to apply a theory of liability with respect to alleged personal injury (i.e.: risk contribution/market share liability) which does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation.
Insurance coverage litigation. On March 3, 2006, the Company filed a lawsuit in the Common Pleas Court, Cuyahoga County, Ohio against its liability insurers, including certain Underwriters at Lloyd’s of London. The lawsuit seeks, among other things, (i) a declaration from the court that costs associated with the abatement of lead pigment in the State of Rhode Island, or any other jurisdiction, are covered under certain insurance policies issued to the Company and (ii) monetary damages for breach of contract and bad faith against the Lloyd’s Underwriters for unjustified denial of coverage for the cost of complying with any final judgment requiring the Company to abate any alleged nuisance caused by the presence of lead pigment paint in buildings. This lawsuit was filed in response to a lawsuit filed by the Lloyd’s Underwriters against the Company, two other defendants in the Rhode Island litigation and various insurance companies on February 23, 2006. The Lloyd’s Underwriters’ lawsuit asks a New York state court to determine that there is no indemnity insurance coverage for such abatement related costs, or, in the alternative, if such indemnity coverage is found to exist, the proper allocation of liability among the Lloyd’s Underwriters, the defendants and the defendants’ other insurance companies. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Ohio state court action has been stayed and the New York state court action has been dismissed.
Shareholders’ Equity
Shareholders’ equity decreased $23.7 million to $1.58 billion at March 31, 2009 from $1.61 billion at December 31, 2008 and decreased $37.7 million from $1.62 billion at March 31, 2008. The decreases in Shareholders’ equity resulted primarily from the purchases of treasury stock for $22.3 million in the first quarter 2009 and $195.7 million since March 31, 2008 and from an increase in Cumulative other comprehensive loss of $4.2 million in the quarter due primarily to currency translation rate changes and $225.4 million in twelve months due primarily to losses associated with Deferred pension assets, net of taxes. During the first quarter of 2009, the Company purchased 500,000 shares of its common stock for treasury purposes through open market purchases. The Company purchased 3.65 million shares of its common stock since March 31, 2008 for treasury. The Company acquires its common stock for general corporate purposes and, depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2009 to purchase 19.25 million shares of its common stock. These reductions to Shareholders’ Equity were only partially offset by increases in other equity categories.
Total increases in common stock and other capital of $10.7 million during the first quarter and $114.9 million from first quarter last year were due primarily to the recognition of stock-based compensation expense and stock option exercises. Retained earnings decreased $3.6 million during the quarter due to cash dividends exceeding net income after taxes and increased $272.3 million from March 31, 2008 due to net income that was partially offset by $164.7 million in cash dividends paid. At a meeting held on February 18, 2009, the Board of Directors increased the quarterly cash dividend from $.35 per common share to $.355 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2009, would result in an annual dividend for 2009 of $1.42 per common share or a 35.5 percent payout of 2008 diluted net income per common share. The Board of Directors considered the increase in the proposed cash dividend payout appropriate, representing a percentage payout of 2008 diluted net income per common share exceeding 30.0 percent, in respect to the Net operating cash achieved by the Company and the anticipated short-term negative impact on the Company’s earnings of the current economic malaise.

Cash Flow
Net operating cash declined $51.7 million to a cash usage in the first quarter of 2009 of $112.2 million from a usage of $60.5 million in 2008 primarily due to decrease of $40.7 million in net income and a seasonal net increase in cash used of $29.0 million to fund working capital requirements. In the twelve month period from April 1, 2008 through March 31, 2009, the Company invested $66.3 million in acquisitions and $99.8 million in capital additions and improvements, reduced its total debt $260.9 million, purchased $195.7 million in treasury stock, and paid $164.7 million in cash dividends to its shareholders of common stock. Since March 31, 2008, net operating cash of $824.5 million was used primarily for short-term borrowings reduction of $267.8 million, acquisitions of $66.3 million, capital expenditures of $99.8 million, treasury stock purchases of $195.7 million, payments of cash dividends of $164.7 million and to increase cash and cash equivalents by $22.1 million. During the first quarter of 2009, the Company acquired Altax Sp. zo.o. (Altax). Headquartered in Poznan, Poland, Altax is a leading innovator of protective woodcare coatings and serves multiple channels, including industrial, Professional and DIY. Included in the Consumer Group, the acquisition provides a platform for growth in Central Europe. The aggregate consideration paid for Altax was $11.8 million, net of cash acquired, including the assumption of certain financial obligations. The acquisition was accounted for as a purchase and an estimated valuation resulted in the recognition of goodwill and an intangible asset. Since the beginning of 2008, the Company acquired five companies that have been included in the consolidated financial results of the Company since the date of acquisition. See Note N for a full description of all acquisitions.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2008, the Company entered into option and forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company also entered into swaps in 2008 to partially hedge forecasted future commodity purchases. These hedging contracts were designated as cash flow hedges and were insignificant at March 31, 2009. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. At March 31, 2009, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreement contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the first quarter by segment:

(thousands of dollars)	2009	Change	2008
Paint Stores Group	$898,408	-12.9%	$1,031,151
Consumer Group	288,152	0.4%	286,882
Global Finishes Group	362,511	-21.5%	461,915
Administrative	1,606	-7.4%	1,734

Net sales	$1,550,677	-13.0%	$1,781,682

Consolidated net sales decreased in the first quarter of 2009 due primarily to weak paint sales volume and unfavorable foreign currency translation rate changes partially offset by the impact of five acquisitions completed since the beginning of 2008.
Net sales of all consolidated foreign subsidiaries were down 20.7 percent to $219.8 million for the quarter versus $277.3 million in the same period last year. Of the decrease in net sales for foreign subsidiaries during the first quarter, 18.9 percent related to unfavorable foreign currency exchange rates. Net sales of all operations other than consolidated foreign subsidiaries were down 11.5 percent to $1.33 billion for the first quarter as compared to $1.50 billion for the same period last year.
Net sales in the Paint Stores Group decreased due primarily to weak paint sales volume and corresponding weakness in non-paint sales categories. During the quarter, net sales from stores open for more than twelve calendar months decreased 12.7 percent over last year’s first quarter. Total paint sales volume percentage decreases were in the mid-teens for the first quarter as compared to the first quarter last year. Sales of non-paint products decreased by 12.9 percent over last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased due primarily to additional sales to existing customers related to new products.
The Global Finishes Group’s first quarter net sales decreased when stated in U.S. dollars due primarily to lower paint sales volume and unfavorable currency translation rate changes that were partially offset by acquisitions and selling price increases. Unfavorable currency translation rate changes decreased net sales of this segment by 10.6 percent in the quarter and acquisitions increased net sales by 2.3 percent.

Shown below are segment profit and the percent change for the first quarter by segment:

(thousands of dollars)	2009	Change	2008
Paint Stores Group	$56,580	-32.1%	$83,293
Consumer Group	30,204	-29.4%	42,761
Global Finishes Group	5,305	-87.7%	43,071
Administrative	(41,196)	26.6%	(56,096)

Income before income taxes	$50,893	-55.0%	$113,029

Consolidated income before income taxes was unfavorably impacted by a reduction in gross profit of $99.9 million in the first quarter of 2009 compared to the first quarter of 2008. As a percent of sales, consolidated gross profit increased to 43.9 percent in the first quarter of 2008 from 43.8 percent in the first quarter of 2008. The decrease in consolidated gross profit related solely to the decline in sales. Selling, general and administrative expenses (SG&A) decreased $42.9 million in the first quarter of 2009 versus last year due primarily to good expense control throughout the Company. As a percent of sales, consolidated SG&A increased to 39.3 percent in the first quarter of 2009 from 36.6 percent in the first quarter of 2008.
The Paint Stores Group’s gross profit for the first quarter was lower than last year by $46.0 million due to lower sales. The Paint Stores Group’s gross profit margin was up slightly compared to the first quarter last year. The Consumer Group’s first quarter gross profit decreased from last year by $10.6 million due to lower sales and lower volume throughput in the manufacturing and distribution facilities. Consumer Group’s gross profit margin was also up slightly compared to the first quarter last year. The Global Finishes Group’s gross profit decreased $44.6 million during the first quarter when stated in U.S. dollars due to decreased sales volume, unfavorable currency translation rates and increased manufacturing and distribution costs relating to lower production and sales volumes. The Global Finishes Group’s gross profit margin was down 2.3 percent of sales compared to the first quarter last year. Unfavorable currency translation rate changes decreased the Group’s gross profit by $15.7 million in the quarter.
In the Paint Stores Group, SG&A decreased $20.4 million for the quarter due primarily to good expense control in relation to soft sales volumes. The Consumer Group’s SG&A increased $1.2 million for the quarter due primarily the impact of acquisitions. The Global Finishes Group’s SG&A decreased by $9.7 million for the quarter relating primarily to unfavorable currency translation rate changes of $11.5 million partially offset by acquisition expenses of $3.8 million.
Administrative expenses for the first quarter of 2009 decreased $14.9 million over 2008 due to a reduction in interest expense of $5.5 million, a reduction of $6.9 million in stock based compensation expense and reduced administrative spending partially offset by an increase of $6.2 million in provisions for environmental-related matters.
Consolidated income before income taxes decreased $62.1 million, or 55.0 percent, due primarily to the lower segment profits of the Reportable Operating Segments partially offset by the reduction in administrative expenses.

The effective tax rate for the first quarter of 26.7 percent was below the effective tax rate for the first quarter of 2008 of 31.0 percent.
Net income for the quarter decreased $40.7 million, or 52.2 percent, to $37.3 million from $77.9 million in 2008. Diluted net income per common share in the quarter decreased 50.0 percent to $.32 per share from $.64 per share in the first quarter of 2008 as lower net income exceed the impact of the reduction of 4.1 million shares in the diluted average shares and equivalents outstanding from the first quarter 2008.
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

	Three months ended March 31,
(thousands of dollars)	2009	2008

Net income	$37,279	$77,946
Interest expense	12,202	17,673
Income taxes	13,614	35,083
Depreciation	35,883	35,823
Amortization	6,228	5,310

EBITDA	$105,206	$171,835

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
These risks, uncertainties and other factors include such things as: (a) continuation of the current negative global economic and financial conditions; (b) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (c) competitive factors, including pricing pressures and product innovation and quality; (d) changes in raw material and energy supplies and pricing; (e) changes in the Company’s relationships with customers and suppliers; (f) the Company’s ability to attain cost savings from productivity initiatives; (g) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (h) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (i) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (j) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Mexico and South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (k) the achievement of growth in developing markets, such as Asia, Mexico and South America; (l) increasingly stringent domestic and foreign governmental regulations including those affecting the environment; (m) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (n) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (o) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (p) unusual weather conditions.
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

Item 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

			Number of	Number of
	Total		Shares	Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
January 1 — January 31
Share repurchase program (1)				19,750,000
Employee transactions (2)	968	$59.53		NA

February 1 — February 28
Share repurchase program (1)	250,000	$45.63	250,000	19,500,000
Employee transactions (2)	88,461	$46.02		NA

March 1 — March 31
Share repurchase program (1)	250,000	$43.61	250,000	19,250,000
Employee transactions				NA

Total
Share repurchase program (1)	500,000	$44.62	500,000	19,250,000
Employee transactions	89,429	$46.16		NA

(1)	All shares were purchased through the Company’s publicly announced share repurchased program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at March 31, 2009 to purchase 19,250,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 4. Submission of Matters to a Vote of Security Holders.
(a) The Company’s 2009 Annual Meeting of Shareholders was held on April 15, 2009.
(b) The number of directors of the Company was fixed at nine and the following persons were nominated to serve, and were elected, as directors of the Company to serve until the next Annual Meeting of Shareholders and until their successors are elected: A.F. Anton, J.C. Boland, C.M. Connor, D.F. Hodnik, S.J. Kropf, G.E. McCullough, A.M. Mixon, III, C.E. Moll and R.K. Smucker. The voting results for each nominee were as follows:

Name	For	Withheld
A.F. Anton	104,306,860	669,778
J.C. Boland	103,771,268	1,205,370
C.M. Connor	103,206,346	1,770,292
D.F. Hodnik	104,313,411	663,227
S.J. Kropf	87,640,496	17,336,142
G.E. McCullough	104,323,638	653,000
A.M. Mixon, III	87,209,815	17,766,823
C.E. Moll	87,055,966	17,920,672
R.K. Smucker	103,905,237	1,071,401
(c) Proposal 2 to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was adopted with 100,645,118 shares voting for, 903,617 shares voting against, and 3,427,903 shares abstaining.
(d) Proposal 3 to consider a shareholder proposal relating to majority voting was not adopted with 36,284,615 shares voting for, 54,005,029 shares voting against, 4,690,340 shares abstaining, and 9,996,654 broker non-votes.
Item 5. Other Information.
During the fiscal quarter ended March 31, 2009, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services, foreign tax consulting and advisory services and foreign advisory and compliance services.

Item 6. Exhibits.
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

THE SHERWIN-WILLIAMS COMPANY
April 24, 2009	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

April 24, 2009	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).