Form 10-Q
period 2009-06-30
SHERWIN WILLIAMS CO
filed 2009-07-31
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2009
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
Common Stock, $1.00 Par Value — 116,286,155 shares as of June 30, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$1,947,827	$2,229,545	$3,498,504	$4,011,227
Cost of goods sold	1,052,485	1,256,642	1,922,556	2,257,816
Gross profit	895,342	972,903	1,575,948	1,753,411
Percent to net sales	46.0%	43.6%	45.0%	43.7%
Selling, general and administrative expenses	653,001	676,984	1,261,849	1,328,691
Percent to net sales	33.5%	30.4%	36.1%	33.1%
Other general expense — net	3,051	1,280	13,456	1,395
Impairment of trademarks and goodwill		23,912		23,912
Interest expense	10,356	18,133	22,558	35,806
Interest and net investment income	(659)	(878)	(1,295)	(1,394)
Other income — net	(2,530)	(2,700)	(3,636)	(4,200)

Income before income taxes	232,123	256,172	283,016	369,201
Income taxes	74,100	84,489	87,714	119,572

Net income	$158,023	$171,683	$195,302	$249,629

Net income per common share:
Basic	$1.37	$1.48	$1.69	$2.12
Diluted	$1.35	$1.45	$1.66	$2.07

Average shares outstanding — basic	115,196,891	116,220,461	115,571,760	117,859,378

Average shares and equivalents outstanding — diluted	117,294,437	118,684,720	117,487,051	120,379,140

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$49,259	$26,212	$45,574
Accounts receivable, less allowance	908,660	769,985	1,092,306
Inventories:
Finished goods	681,418	749,405	799,043
Work in process and raw materials	88,574	114,795	121,595

	769,992	864,200	920,638
Deferred income taxes	98,848	97,568	105,138
Other current assets	151,012	151,240	203,973

Total current assets	1,977,771	1,909,205	2,367,629

Goodwill	1,011,284	1,006,712	1,000,184
Intangible assets	300,423	299,963	329,810
Deferred pension assets	215,648	215,637	408,872
Other assets	154,681	124,117	154,463

Property, plant and equipment:
Land	86,714	85,485	84,189
Buildings	593,022	580,216	578,634
Machinery and equipment	1,522,054	1,564,221	1,570,915
Construction in progress	17,602	26,560	62,322

	2,219,392	2,256,482	2,296,060
Less allowances for depreciation	1,377,089	1,396,357	1,391,241

	842,303	860,125	904,819

Total Assets	$4,502,110	$4,415,759	$5,165,777

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$499,201	$516,438	$933,574
Accounts payable	704,747	738,093	874,161
Compensation and taxes withheld	172,836	194,787	178,129
Accrued taxes	117,484	58,510	169,316
Current portion of long-term debt	10,519	13,570	11,427
Other accruals	398,943	415,338	403,503

Total current liabilities	1,903,730	1,936,736	2,570,110

Long-term debt	291,025	303,727	294,479
Postretirement benefits other than pensions	250,090	248,603	264,327
Other long-term liabilities	323,267	321,045	371,332
Shareholders’ equity:
Common stock — $1.00 par value:
116,286,155, 117,035,117 and 117,461,490 shares outstanding at June 30, 2009, December 31, 2008 and June 30, 2008, respectively	227,964	227,147	226,526
Preferred stock — convertible, no par value: 216,753, 216,753, and 216,753 shares outstanding at June 30, 2009, December 31, 2008 and June 30, 2008, respectively	216,753	216,753	216,753
Unearned ESOP compensation	(216,753)	(216,753)	(216,753)
Other capital	1,042,120	1,016,362	939,499
Retained earnings	4,358,169	4,245,141	4,099,831
Treasury stock, at cost	(3,526,189)	(3,472,384)	(3,417,448)
Cumulative other comprehensive loss	(368,066)	(410,618)	(182,879)

Total shareholders’ equity	1,733,998	1,605,648	1,665,529

Total Liabilities and Shareholders’ Equity	$4,502,110	$4,415,759	$5,165,777

See notes to condendsed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$195,302	$249,629
Adjustments to reconcile net income to net operating cash:
Depreciation	73,200	71,148
Amortization of intangibles and other assets	12,196	10,674
Impairment of trademarks and goodwill	—	23,912
Stock-based compensation expense	11,247	18,303
Provisions for qualified exit costs	9,668	—
Provisions for environmental-related matters	9,151	711
Defined benefit pension plans net cost (credit)	16,482	(3,968)
Net increase in postretirement liability	1,300	1,502
Other	4,175	(429)
Change in working capital accounts — net	(39,684)	(96,994)
Costs incurred for environmental-related matters	(14,797)	(6,470)
Costs incurred for qualified exit costs	(4,041)	(2,600)
Other	(7,775)	(2,618)

Net operating cash	266,424	262,800

INVESTING ACTIVITIES
Capital expenditures	(40,896)	(70,885)
Acquisitions of businesses, net of cash acquired	(14,058)	(14,677)
Proceeds from sale of assets	1,504	3,681
Increase in other investments	(38,418)	(23,367)

Net investing cash	(91,868)	(105,248)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(17,680)	273,255
Net decrease in long-term debt	(19,581)	(2,842)
Payments of cash dividends	(83,190)	(83,175)
Proceeds from stock options exercised	12,337	17,942
Income tax effect of stock-based compensation exercises and vesting	2,847	6,505
Treasury stock purchased	(49,367)	(337,984)
Other	(4,259)	(4,999)

Net financing cash	(158,893)	(131,298)

Effect of exchange rate changes on cash	7,384	(8,005)

Net increase in cash and cash equivalents	23,047	18,249
Cash and cash equivalents at beginning of year	26,212	27,325

Cash and cash equivalents at end of period	$49,259	$45,574

Income taxes paid	$26,876	$15,641
Interest paid	24,197	18,097
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended June 30, 2009 and 2008
Note A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
There have been no significant changes in critical accounting policies since December 31, 2008. Accounting estimates were revised as necessary during the first six months of 2009 based on new information and changes in facts and circumstances.
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
The consolidated results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
The Company has evaluated events and transactions occurring subsequent to June 30, 2009 through July 31, 2009, the date of the issuance of the financial statements, in accordance with Financial Accounting Standards (FAS) No. 165, “Subsequent Events.” During this period, there were no recognized subsequent events requiring recognition in the financial statements, and no non-recognized subsequent events requiring disclosure.
Note B—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The statement makes the FASB Accounting Standards Codification (the Codification) the single source of authoritative US accounting and reporting standards, but it does not change U.S. GAAP. The statement is effective for interim and annual periods ending after September 15, 2009. The Company will adopt the statement as required, and the financial statements for the interim period ending September 30, 2009 will reflect the Codification references. The statement will have no impact on the Company’s results of operations, financial condition or liquidity.
In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” and FAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R).” FAS No. 166 removes the concept of a qualifying special-purpose entity (SPE) from FAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R). FAS No. 167 changes the analysis that must be performed to determine the primary beneficiary of a variable interest entity (VIE), amends certain guidance in FIN No. 46(R) for determining whether an entity is a VIE and requires enhanced disclosures about involvement with VIEs. Both statements are effective for periods beginning on or after January 1, 2010. The Company is currently evaluating the impact the statements will have on its results of operations, financial condition, liquidity, or disclosures. The impact or additional disclosure is not expected to be significant.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events.” FAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. FAS No. 165 is consistent with current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note A for the required disclosure.
In April 2009, the FASB issued three fair value-related FASB Staff Positions (FSP): (i) FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2), (ii) FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4) and (iii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS No. 107-1), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS No. 115-2 amends the existing accounting requirements for other-than-temporary impairment for debt securities by modifying the requirement for recognizing other-than-temporary impairments, changing the terminology used to assess the probability of cash flows and requiring additional disclosures. FSP FAS No. 157-4 amends FAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal activity for the asset or liability. FSP FAS No. 107-1 extends the disclosure requirements of FAS No. 107, “Disclosures About Fair Value of Financial Instruments” to interim financial statements. The Company adopted the FSPs as of June 30, 2009. They do not have a significant impact on the Company’s results of operations, financial condition or liquidity.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on disclosures about plan assets of defined benefit pension and other postretirement benefit plans. The FSP requires disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs and significant concentrations of risk within plan assets. The FSP is effective for fiscal years ending after December 31, 2009, and the provisions are not required for earlier periods presented for comparative purposes. The FSP will not have any impact on the Company’s results of operations, financial condition or liquidity.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The Company adopted EITF No. 03-6-1 as of January 1, 2009, however, because the use of the two-class method does not have a significant impact on the basic and diluted earnings per share calculations for the three and six months ended June 30, 2009, the treasury stock method continues to be disclosed. See Note L.
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
Note C—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2009 and 2008 were $.355 per common share and $.35 per common share, respectively.

Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2009	2008	2009	2008
Net income	$158,023	$171,683	$195,302	$249,629

Foreign currency translation adjustments	42,205	8,059	33,324	15,664

Amortization of net prior service costs and net actuarial losses, net of taxes (1)	4,676	461	9,315	2,035

Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes (2)	(132)	(1,972)	(87)	(1,973)

Comprehensive income	$204,772	$178,231	$237,854	$265,355

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(2,900) and $(5,790) for the three and six months ended June 30, 2009 and $(288) and $(1,271) for the three and six months ended June 30, 2008.

(2)	The tax effect of adjustments of marketable equity securities and derivative instruments used in cash flow hedges was $69 and $34 for the three and six months ended June 30, 2009 and $769 and $770 for the three and six months ended June 30, 2008.
Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2009 and 2008, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2009	2008
Balance at January 1	$18,029	$19,596
Charges to expense	9,191	13,033
Settlements	(10,829)	(15,032)

Balance at June 30	$16,391	$17,597

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
In the first six months of 2009, 24 stores in the Paint Stores Group, 3 manufacturing facilities in the Consumer Group, and 1 manufacturing facility and 13 branches in the Global Finishes Group were closed due to lower demand or redundancy. Provisions of $5.2 million for qualified exit costs resulting from the closure of these facilities were recorded in Cost of goods sold and Selling, general and administrative expenses in the first six months. Provisions of $1 million, $2.5 million and $1.7 million were charged to the Paint Stores Group, Consumer Group and Global Finishes Group, respectively. In addition, there were adjustments to prior provisions related to manufacturing facilities, distribution facilities, stores and branches closed in 2008. Adjustments to prior provisions of $4.5 million were recorded in Cost of goods sold, Selling, general and administrative expense or Other general expense-net in the first six months of 2009. Adjustments of $3.4 million, $0.9 million and $0.2 million were charged to the Paint Stores Group, Consumer Group and Global Finishes Group, respectively.
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

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2009 and for the six-month period then ended:
(Thousands of dollars)

			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	June 30,
Exit Plan	2008	sold or SG&A	accrual	expense - net	2009
Paint Stores Group stores shutdown in 2009:
Other qualified exit costs		$1,021	$(325)		$696

Consumer Group manufacturing facilities shutdown in 2009:
Severance and related costs		2,139	(30)		2,109
Other qualified exit costs		402			402

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Severance and related costs		203	(28)		175
Other qualified exit costs		1,450	(263)		1,187

Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Severance and related costs	$324		(29)		295
Other qualified exit costs	4,450		(1,025)	$3,374	6,799

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Severance and related costs	449	950	(635)	(187)	577
Other qualified exit costs	150	143	(309)		(16)

Global Finishes Group administrative offices and branches shutdown in 2008:
Severance and related costs	397		(397)		0
Other qualified exit costs	240	156	(207)	17	206

Paint Stores Group manufacturing facility shutdown in 2007:
Severance and related costs	33		(9)		24
Other qualified exit costs	1,859		(283)		1,576

Consumer Group manufacturing facility shutdown in 2007:
Other qualified exit costs	2,036		(17)		2,019

Other qualified exit costs for facilities shutdown prior to 2003	11,686		(484)		11,202

Totals	$21,624	$6,464	$(4,041)	$3,204	$27,251

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

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2009	2008	2009	2008	2009	2008
Three months ended June 30:
Net periodic benefit cost (credit):
Service cost	$3,760	$4,905	$333	$645	$847	$927
Interest cost	4,632	4,570	803	1,080	3,924	4,085
Expected return on assets	(9,222)	(13,220)	(494)	(673)
Amortization of:
Prior service cost (credit)	359	189	13	16	(164)	(158)
Actuarial loss	7,208	268	86	241	71	54

Net periodic benefit cost (credit)	$6,737	$(3,288)	$741	$1,309	$4,678	$4,908

Six months ended June 30:
Net periodic benefit cost (credit):
Service cost	$9,076	$9,811	$639	$1,282	$1,695	$1,854
Interest cost	9,249	9,139	1,538	2,152	7,848	8,170
Expected return on assets	(18,423)	(26,439)	(947)	(1,340)
Amortization of:
Prior service cost (credit)	746	377	24	31	(328)	(317)
Actuarial loss	14,416	537	164	482	143	107

Net periodic benefit cost (credit)	$15,064	$(6,575)	$1,418	$2,607	$9,358	$9,814

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2009, the unaccrued maximum of the estimated range of possible outcomes is $112.7 million higher than the minimum.

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
Included in Other long-term liabilities at June 30, 2009 and 2008 were accruals for extended environmental-related activities of $123.7 million and $128.8 million, respectively. Estimated costs of current investigation and remediation activities of $52.6 million and $60.4 million are included in Other accruals at June 30, 2009 and 2008, respectively.
Five of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2009. At June 30, 2009, $133.6 million, or 75.8 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued maximum of $112.7 million at June 30, 2009, $75.2 million, or 66.7 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
     The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee appealed the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the Wisconsin Court of Appeals affirmed the trial court’s final judgment. The City of Milwaukee filed a petition for review with the Wisconsin Supreme Court to review the Wisconsin Court of Appeals’ decision. The Wisconsin Supreme Court denied the City of Milwaukee’s petition to review the Wisconsin Court of Appeals’ decision.

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
Note J—OTHER (INCOME) EXPENSE
Other general expense — net
Included in Other general expense — net were the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2009	2008	2009	2008
Provisions for environmental matters — net	$2,950	$711	$9,151	$711
Loss on disposition of assets	372	569	1,101	684
Adjustments to prior provisions for qualified exit costs	(271)		3,204

Total expense	$3,051	$1,280	$13,456	$1,395

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

Other income — net
Included in Other income — net were the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars)	2009	2008	2009	2008
Dividend and royalty income	$(614)	$(2,730)	$(1,571)	$(3,544)
Net expense from financing and investing activities	1,267	1,673	1,683	2,898
Foreign currency related gains	(868)	(164)	(969)	(1,769)
Other income	(3,604)	(2,734)	(5,516)	(3,992)
Other expense	1,289	1,255	2,737	2,207

Total income	$(2,530)	$(2,700)	$(3,636)	$(4,200)

The net expense from financing and investing activities includes the net loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related gains included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at June 30, 2009 and 2008. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with FAS No. 133. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at June 30, 2009.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.
Note K—INCOME TAXES
The effective tax rates were 31.9 percent and 31.0 percent for the second quarter and the first sixth months of 2009, respectively, and 33.0 percent and 32.4 percent for the second quarter and the first six months of 2008, respectively. The decrease in the effective tax rates for the 2009 periods compared to 2008 were due to the relative effect that various favorable adjustments had on the second quarter and the first six months of 2009 compared to 2008.
At December 31, 2008, the Company had $38.1 million in unrecognized tax benefits, the recognition of which would have an effect of $32.4 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2008 was $7.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.

The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2008, the Company had accrued $15.6 million for the potential payment of income tax interest and penalties.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Fieldwork is anticipated to be completed prior to December 31, 2009. At this time, the Company cannot determine if an additional payment may be due. The IRS substantially completed the audit of the 2004 and 2005 tax years. The Company has paid $1.3 million to date related to the audit. The 2004 and 2005 audit remains open as it relates to the Company’s ESOP. As of June 30, 2009, the Company is subject to non-U.S. income tax examinations for the tax years of 2002 through 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2008.
There were no significant changes to any of these amounts during the second quarter of 2009.
Note L—NET INCOME PER COMMON SHARE

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars except per share data)	2009	2008	2009	2008
Basic
Average common shares outstanding	115,196,891	116,220,461	115,571,760	117,859,378

Net income	$158,023	$171,683	$195,302	$249,629

Net income per common share	$1.37	$1.48	$1.69	$2.12

Diluted
Average common shares outstanding	115,196,891	116,220,461	115,571,760	117,859,378
Non-vested restricted stock grants	996,912	1,167,400	1,075,568	1,163,600
Stock options and other contingently issuable shares (1)	1,100,634	1,296,859	839,723	1,356,162

Average common shares assuming dilution	117,294,437	118,684,720	117,487,051	120,379,140

Net income	$158,023	$171,683	$195,302	$249,629

Net income per common share	$1.35	$1.45	$1.66	$2.07

(1)	Stock options and other contingently issuable shares excludes 3.1 million and 3.2 million shares for the three months ended June 30, 2009 and June 30, 2008, respectively, and 4.9 million and 3.2 million for the six months ended June 30, 2009 and June 30, 2008, respectively, due to their anti-dilutive effect.

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
Under the Company’s restricted stock award program, non-forfeitable dividends are paid on unvested shares of restricted stock. As clarified by EITF No. 03-6-1, these restricted stock grants are considered participating securities and the two-class method of computing earnings per share is required. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2009 and 2008, there was not a significant difference in the per share amounts calculated under the two methods, and the treasury stock method continues to be disclosed.

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
(Thousands of dollars)

	Three months ended June 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,170,039	$366,488		$409,691	$1,609	$1,947,827
Intersegment transfers		356,532		48,033	(404,565)

Total net sales and intersegment transfers	$1,170,039	$723,020		$457,724	$(402,956)	$1,947,827

Segment profit	$193,488	$66,085		$31,157		$290,730
Interest expense					$(10,356)	(10,356)
Administrative expenses and other					(48,251)	(48,251)

Income before income taxes	$193,488	$66,085	*	$31,157	$(58,607)	$232,123

	Three months ended June 30, 2008
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,355,033	$383,932		$488,858	$1,722	$2,229,545
Intersegment transfers		480,350		42,273	(522,623)

Total net sales and intersegment transfers	$1,355,033	$864,282		$531,131	$(520,901)	$2,229,545

Segment profit	$210,444	$58,848		$48,030		$317,322
Interest expense					$(18,133)	(18,133)
Administrative expenses and other					(43,017)	(43,017)

Income before income taxes	$210,444	$58,848	*	$48,030	$(61,150)	$256,172

*	Segment profit includes $5,252 and $7,534 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the second quarters of 2009 and 2008, respectively.

	Six months ended June 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$2,068,447	$654,640		$772,202	$3,215	$3,498,504
Intersegment transfers		627,345		82,783	(710,128)

Total net sales and intersegment transfers	$2,068,447	$1,281,985		$854,985	$(706,913)	$3,498,504

Segment profit	$250,068	$96,289		$36,462		$382,819
Interest expense					$(22,558)	(22,558)
Administrative expenses and other					(77,245)	(77,245)

Income before income taxes	$250,068	$96,289	*	$36,462	$(99,803)	$283,016

	Six months ended June 30, 2008
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$2,386,184	$670,814		$950,773	$3,456	$4,011,227
Intersegment transfers		827,810		73,092	(900,902)

Total net sales and intersegment transfers	$2,386,184	$1,498,624		$1,023,865	$(897,446)	$4,011,227

Segment profit	$293,737	$101,609		$91,101		$486,447
Interest expense					$(35,806)	(35,806)
Administrative expenses and other					(81,440)	(81,440)

Income before income taxes	$293,737	$101,609	*	$91,101	$(117,246)	$369,201

*	Segment profit includes $8,575 and $13,944 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first six months of 2009 and 2008, respectively.
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

Net external sales and segment profit of all consolidated foreign subsidiaries were $248.2 million and $4.1 million, respectively, for the second quarter of 2009, and $290.8 million and $22.6 million, respectively, for the second quarter of 2008. Net external sales and segment profit of these subsidiaries were $468.0 million and $4.4 million, respectively, for the first six months of 2009, and $568.1 million and $43.6 million, respectively, for the first six months of 2008. Long-lived assets of these subsidiaries totaled $245.1 million and $202.6 million at June 30, 2009 and June 30, 2008, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE N — ACQUISITIONS
During the first quarter of 2009, the Company closed a definitive agreement to acquire Altax Sp. zo.o. (Altax). Headquartered in Poznan, Poland, Altax is a leading innovator of protective woodcare coatings and serves multiple channels, including industrial, professional and DIY. Included in the Consumer Group, the acquisition provides a platform for growth in Central Europe. The aggregate consideration paid for Altax was $11.8 million, net of cash acquired, including the assumption of certain financial obligations. The acquisition was accounted for as a purchase and the valuation resulted in the recognition of goodwill and intangible assets.
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

	Three months ended		Six months ended
	June 30,		June 30,
(Thousands of dollars except per share data)	2009	2008	2009	2008
Net sales	$1,947,827	$2,245,887	$3,498,774	$4,042,665
Net income	158,023	172,979	195,302	249,668

Net income per common share:
Basic	$1.37	$1.49	$1.69	$2.12
Diluted	$1.35	$1.46	$1.66	$2.07

NOTE O — FAIR VALUE MEASUREMENTS
As of January 1, 2009, FAS No. 157, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities. FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during the second quarter. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy:

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	Fair Value at	Assets	Observable Inputs	Inputs
(Thousands of dollars)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (A)	$15,860	$15,860

Total assets at fair value	$15,860	$15,860

Liabilities:
Net currency derivative liability (B)	$422		$422
Deferred compensation plan liability (C)	18,054	$18,054

Total liabilities at fair value	$18,476	$18,054	$422

(A)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” They are valued using quoted market prices multiplied by the number of shares.

(B)	The net currency derivative liability represents the fair value of foreign currency swaps. The swaps are valued using the banks’ proprietary models.

(C)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

NOTE P — FINANCIAL INSTRUMENTS
The table below summarizes the carrying amount and fair value of the Company’s publicly traded debt and non-publicly traded debt in accordance with FSP FAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair values of the Company’s publicly traded debt are based on quoted market prices. The fair values of the Company’s non-traded debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
(Thousands of dollars)

	June 30, 2009
	Carrying
	Amount	Fair Value
Publicly traded debt	$268,519	$327,839
Non-traded debt	33,025	30,499

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
The decline in the U.S. housing market that began to reduce architectural paint sales volume in 2007 expanded into other U.S. paint markets served by the Company in 2008, reducing manufacturing volume. The economic downturn in the U.S. spread into foreign markets during the last half of 2008, contributing to an overall decline in the business of the Company. Paint sales volume remained depressed in the second quarter and first six months of 2009. In respect to the challenging global economic conditions, management of the Company continued to review and consistently perform additional valuation procedures to ensure that the values of the Company’s assets and liabilities were based on the latest information available on which to base such valuations. Specifically, management determined that: the collectibility of accounts receivable was properly estimated; current estimated market values of inventories exceeded cost; fair market values of goodwill and intangible assets approximated current carrying values; the useful lives and fair market values of property, plant and equipment were established in relation to the current lower manufacturing and sales demand; adequate impairments of property, plant and equipment and accrual of qualified exit costs were recorded for all closed sites being held for disposal; and all sales allowances, returns, discounts, warranties and complaint allowances were reasonably stated in respect to the current economic conditions and declining business environment.
The Company’s financial condition, liquidity and cash flow remained strong through the first six months of 2009 in spite of the continuing challenging global economic conditions that included significant reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and severe fluctuations in foreign currency rates. Net working capital improved $276.5 million at June 30, 2009 compared to the end of the second quarter of 2008 due primarily to a larger proportional decrease in current liabilities than current assets. Short-term borrowings decreased $434.4 million from June 30, 2008 and all other current liabilities decreased $232.0 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight and the Company has sufficient total available borrowing capacity to fund its current operating needs. Short-term borrowings decreased $17.2 million from December 31, 2008, due to the control over working capital, and all other current liabilities decreased $15.8 million. Since June 30, 2008, Accounts receivable and Inventories were down $334.3 million and the remaining current assets decreased $55.6 million. Accounts Receivable and Inventories increased only $44.5 million from December 31, 2008 to June 30, 2009 when normal seasonal trends typically require significant growth in these categories. The use of a portion of Net operating cash to reduce Total current liabilities more than Total current assets improved the Company’s current ratio to 1.04 at June 30, 2009 from .92 at June 30, 2008 and compared to .99 at December 31, 2008. Total debt at June 30, 2009 decreased $438.8 million to $800.7 million from $1,239.5 million at June 30, 2008 and decreased as a percentage of total capitalization to 31.6 percent from 42.7 percent at the end of the second quarter last year. Total debt decreased $33.0 million and decreased to 31.6 percent of total capitalization versus December 31, 2008. At June 30, 2009, the Company had remaining borrowing ability of $1.64 billion. Net operating cash increased $3.6 million in six months of 2009 to $266.4 million from $262.8 million in 2008 primarily due to a net decrease in cash used to fund working capital requirements of $57.3 million that was partially offset by a reduction in net income of $54.3 million. In the twelve month period from July 1, 2008 through June 30, 2009, the Company generated net operating cash of $879.9 million and invested $68.1 million in acquisitions, $87.2 million in capital additions and improvements, reduced its total debt $431.1 million, purchased $104.9 million in treasury stock and paid $165.1 million in cash dividends to its shareholders of common stock.
Results of operations for the Company in the second quarter and first six months of 2009 continued to suffer from a decrease in end-market demand for coatings and other building materials caused by the effects of the expanding global economic downturn and a lingering depressed U.S. housing market. Consolidated net sales decreased 12.6 percent in the second quarter to $1.948 billion from $2.230 billion in the second quarter of 2008 and decreased 12.8 percent in the first six months to $3.499 billion from $4.011 billion in the first six months of 2008 due primarily to paint sales volume declines resulting from contracted demand in the domestic market for more than two years that expanded into the global markets beginning in the second half of 2008. Net sales in the Paint Stores Group decreased 13.7 percent in the quarter to $1.170 billion and decreased 13.3 percent to $2.068 billion in the first six months due primarily to weak paint sales volume that was partially offset by selling price increases initiated during the second half of 2008. Net sales in the Paint Stores Group from stores open more than twelve calendar months decreased 13.5 percent in the quarter and 13.1 percent in the first six months of 2009. Net sales in the Consumer Group decreased 4.5 percent to $366.4 million in the quarter and 2.4 percent to $654.6 million in the first six months due primarily to lower volume sales to most of the Group’s retail customers partially offset by additional sales to existing discount customers related to new products. Net sales in the Global Finishes Group stated in U.S. dollars declined 16.2 percent in the quarter to $409.7 million and 18.8 percent to $772.2 million in the first six months due primarily to decreased paint volume sales and unfavorable currency translation rates partially offset by acquisitions and selling price increases. Gross profit as a percent of consolidated net sales increased in the second quarter to 46.0 percent from 43.6 percent in 2008 and increased to 45.0 percent from 43.7 percent in the first six months due primarily to lower freight and other distribution costs, reduced expenses related to cost control initiatives started eighteen months ago and favorable product sales mix partially offset by higher costs related to lower manufactured volume and unfavorable currency translation rates. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 33.5 percent from 30.4 percent in the second quarter of 2008 and increased to 36.1 percent from 33.1 percent due primarily to the sales decline as good expense control across all Reportable Operating Segments resulted in total SG&A spending that was $24.0 million lower than in the second quarter of 2008 and $66.8 million lower than in the first six months last year. Other general expense — net increased in the second quarter and first six months of 2009 due primarily to increased accruals for environmental-related matters and exit costs related to closed properties. Interest expense decreased $7.8 million in the first quarter and $13.2 million in the first six months of 2009 due to lower short-term borrowings and borrowing rates. The effective income tax rate for second quarter 2009 was 31.9 percent compared to 33.0 percent in 2008 and the rate for the first six months of 3009 was 31.0 percent compared to 32.4 percent in 2008. Diluted net income per common share decreased to $1.35 per share for second quarter 2009 from $1.45 per share a year ago and decreased to $1.66 per share from $2.07 per share in the first six months.
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

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the first six months of 2009 in spite of continued challenging global economic conditions that included significant reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and significant fluctuations in foreign currency translation rates. Net working capital improved $276.5 million at June 30, 2009 compared to the end of the second quarter of 2008 due primarily to a larger proportional decrease in current liabilities than current assets. Short-term borrowings decreased $434.4 million from June 30, 2008 and all other current liabilities decreased $232.0 million. The Company was able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remained tight and the Company has sufficient total available borrowing capacity to fund its current operating needs. Short-term borrowings decreased $17.2 million from December 31, 2008 and all other current liabilities decreased $15.8 million. Since June 30, 2008, Accounts receivable and Inventories were down $334.3 million and the remaining current assets decreased $55.6 million. Accounts Receivable and Inventories increased only $44.5 million from December 31, 2008 to June 30, 2009 when normal seasonal trends typically require significant growth in these categories. The use of a portion of Net operating cash to reduce Total current liabilities more than Total current assets improved the Company’s current ratio to 1.04 at June 30, 2009 from .92 at June 30, 2008 and compared to .99 at December 31, 2008. Total debt at June 30, 2009 decreased $438.8 million to $800.7 million from $1,239.5 million at June 30, 2008 and decreased as a percentage of total capitalization to 31.6 percent from 42.7 percent at the end of the second quarter last year. Total debt decreased $33.0 million and decreased from 34.2% of total capitalization at December 31, 2008. At June 30, 2009, the Company had remaining borrowing ability of $1.64 billion. Net operating cash increased $3.6 million in the second quarter of 2009 to $266.4 million from $262.8 million in 2008 primarily due to a net decrease in cash used to fund working capital requirements of $57.3 million that was partially offset by a reduction in net income of $54.3 million. In the twelve month period from July 1, 2008 through June 30, 2009, the Company generated net operating cash of $879.9 million and invested $68.1 million in acquisitions, $87.2 million in capital additions and improvements, reduced its total debt $431.1 million, purchased $104.9 million in treasury stock and paid $165.1 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $23.0 million during the first six months of 2009. Cash used for capital expenditures of $40.9 million, payments of cash dividends of $83.2 million, treasury stock purchases of $49.4 million and reduction of $17.2 million in short-term borrowings were funded primarily by net cash from operations. At June 30, 2009, the Company’s current ratio was 1.04, an improvement from the current ratio of .99 at December 31, 2008 and from .92 a year ago. The improvements in the current ratio were primarily due to the reduction in short-term borrowings and control over Accounts receivable and Inventories.
Goodwill and intangible assets increased $5.0 million from December 31, 2008 and decreased $18.3 million from June 30, 2008. The net increase during the six months of 2009 was due to acquisitions and capitalization of software costs of $11.7 million partially offset by amortization and currency translation rate changes of $6.7 million. The net decrease over the twelve-month period from June 30, 2008 resulted from acquisitions and capitalization of software costs of $52.4 million and other adjustments, primarily currency translation rate changes of $5.2 million that were more than offset by impairments of $30.7 million and amortization of $45.2 million. See Note 3, on pages 50 to 52, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning goodwill and intangible assets.
Deferred pension assets remained relatively unchanged during the first six months of 2009 and decreased $193.2 million from June 30, 2008. The decrease in the last twelve months was due primarily to a decline in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 55 to 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information concerning the Company’s benefit plan assets.
Net property, plant and equipment decreased $17.8 million in the first six months of 2009 and decreased $62.5 million in the twelve months since June 30, 2008. The reduction in the first half of 2009 was primarily due to capital expenditures of $40.9 million, acquired assets of $6.5 million and changes in currency translation rates that were more than offset by depreciation expense of $73.2 million and the disposition of assets with remaining book value. Since June 30, 2008, capital expenditures of $87.2 million and acquired assets of $20.0 million were more than offset by depreciation expense of $145.2 million and dispositions of assets with remaining net book value and changes in currency translation rates. Capital expenditures during the first six months of 2009 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $194.0 million at an average rate of .6 percent at June 30, 2009. Short-term borrowings under certain revolving and letter of credit agreements were $275 million at an average rate of .6 percent at June 30, 2009. Short-term borrowings outstanding under various foreign programs at June 30, 2009 were $30.2 million with a weighted average interest rate of 6.9 percent. The Company had unused maximum borrowing availability of $1,635 million at June 30, 2009 under the commercial paper program that is backed by the Company’s revolving credit agreement. There were no significant changes in long-term debt during the second quarter or first six months of 2009 or in the twelve months since June 30, 2008. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning the Company’s debt.
Long-term liabilities for defined benefit pension and other postretirement benefit plans increased slightly over December 31, 2008 and decreased $14.2 million from June 30, 2008. The changes in the liability resulted primarily from the reduction in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions. See Note 6, on pages 55 to 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information concerning the Company’s benefit plan obligations.

Other long-term liabilities at June 30, 2009 decreased $48.1 million from a year ago due primarily to a decrease at the end of 2008 in non-current and deferred tax liabilities of $31.0 million and a reduction in long-term accruals for extended environmental-related liabilities of $5.0 million.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2009. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2009.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2009 and 2008, the Company had accruals for environmental-related activities of $176.3 million and $189.2 million, respectively.

Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $112.7 million higher than the accruals at June 30, 2009.
Five of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2009. At June 30, 2009, $133.6 million, or 75.8 percent, related directly to these five sites. Of the aggregate unaccrued exposure at June 30, 2009, $75.2 million, or 66.7 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the five currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the investigative or remedial status of these five sites since the year ended December 31, 2008.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $17.2 million to $499.2 million at June 30, 2009 from $516.4 million at December 31, 2008. Total long-term debt decreased $15.8 million to $301.5 at June 30, 2009 from $317.3 million at December 31, 2008. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter or first six months of 2009 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee appealed the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the Wisconsin Court of Appeals affirmed the trial court’s final judgment. The City of Milwaukee filed a petition for review with the Wisconsin Supreme Court to review the Wisconsin Court of Appeals’ decision. The Wisconsin Supreme Court denied the City of Milwaukee’s petition to review the Wisconsin Court of Appeals’ decision.
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
Shareholders’ Equity
Shareholders’ equity increased $128.4 million to $1.734 billion at June 30, 2009 from $1.606 billion at December 31, 2008 and increased $68.5 million from $1.666 billion at June 30, 2008. The increases in Shareholders’ equity resulted primarily from increased retained earnings, increased common stock and other capital resulting from stock option exercises and, in the first six months of 2009, a decrease in Cumulative other comprehensive loss. Partially offsetting these increases in equity were the purchases of treasury stock for $49.4 million in the first six months of 2009 and $104.9 million since June 30, 2008 and an increase in Cumulative other comprehensive loss of $185.2 million in twelve months due primarily to losses associated with Deferred pension assets, net of taxes. During the first six months of 2009, the Company purchased 1,000,000 shares of its common stock for treasury purposes through open market purchases. The Company purchased 2,150,000 shares of its common stock since June 30, 2008 for treasury. The Company acquires its common stock for general corporate purposes and, depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2009 to purchase 18.75 million shares of its common stock.

Total increases in common stock and other capital of $26.6 million during the first six months of 2009 and $104.1 million during the last twelve months were due primarily to the recognition of stock-based compensation expense and stock option exercises. Retained earnings increased $113.0 million during the first six months due to net income after taxes exceeding $83.2 million in cash dividends paid and increased $258.3 million from June 30, 2008 due to net income that was only partially offset by $165.1 million in cash dividends paid. At a meeting held on April 15, 2009, the Board of Directors increased the quarterly cash dividend from $.35 per common share to $.355 per common share for the second time in 2009. This quarterly dividend, if approved in each of the remaining quarters of 2009, would result in an annual dividend for 2009 of $1.42 per common share or a 35.5 percent payout of 2008 diluted net income per common share. The Board of Directors considered the increase in the proposed cash dividend payout for 2009 appropriate, representing a percentage payout of 2008 diluted net income per common share exceeding 30.0 percent, in respect to the Net operating cash achieved by the Company and the anticipated short-term negative impact on the Company’s earnings of the current economic malaise.
Cash Flow
Net operating cash increased $3.6 million in six months of 2009 to $266.4 million from $262.8 million in 2008 primarily due to a net decrease in cash used to fund working capital requirements of $57.3 million that was partially offset by a reduction in net income of $54.3 million. In the twelve month period from July 1, 2008 through June 30, 2009, the Company generated net operating cash of $879.9 million and invested $68.1 million in acquisitions, $87.2 million in capital additions and improvements, reduced its total debt $431.1 million, purchased $104.9 million in treasury stock and paid $165.1 million in cash dividends to its shareholders of common stock. Since the beginning of 2008, the Company acquired five companies that have been included in the consolidated financial results of the Company since the date of acquisition. See Note N for a full description of all acquisitions.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first six months of 2009, the Company entered into option and forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company also entered into swaps in the first six months of 2009 to partially hedge forecasted future commodity purchases. These hedging contracts were designated as cash flow hedges and were insignificant at June 30, 2009. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. At June 30, 2009, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreement contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the second quarter and first six months by segment:

(thousands of dollars)	2009	Change	2008
Three months ended June 30:
Paint Stores Group	$1,170,039	-14%	$1,355,033
Consumer Group	366,488	-5%	383,932
Global Finishes Group	409,691	-16%	488,858
Administrative	1,609	-7%	1,722

Net sales	$1,947,827	-13%	$2,229,545

Six months ended June 30:
Paint Stores Group	$2,068,447	-13%	$2,386,184
Consumer Group	654,640	-2%	670,814
Global Finishes Group	772,202	-19%	950,773
Administrative	3,215	-7%	3,456

Net sales	$3,498,504	-13%	$4,011,227

Consolidated net sales decreased in the second quarter and first six months of 2009 due primarily to weak paint sales volume and unfavorable foreign currency translation rate changes partially offset by the impact of five acquisitions completed since the beginning of 2008.
Net sales of all consolidated foreign subsidiaries were down 14.6 percent to $248.2 million in the quarter and down 17.6 percent to $468.0 million in the first six months versus $290.8 million and $568.1 million in comparable periods last year. The decreases in net sales for all consolidated foreign subsidiaries in the quarter and first six months were due to an 18.1 percent negative impact of foreign currency exchange rates in the quarter and an 19.7 percent negative impact in the first six months. Acquisitions added 2.7 percent to net sales of all consolidated foreign subsidiaries in the quarter and 3.3 percent in the first six months. Net sales of all operations other than consolidated foreign subsidiaries were down 12.3 percent to $1.70 billion in the quarter and down 12.0 percent to $3.03 billion in six months as compared to $1.94 billion and $3.44 billion in the same periods last year.

Net sales in the Paint Stores Group decreased due primarily to weak paint sales volume in the domestic architectural new residential, residential repaint and DIY markets as well as in commercial and industrial markets and sluggish in non-paint categories. Net sales from stores open for more than twelve calendar months decreased 13.5 percent in the quarter and 13.1 percent in the first six months over last year’s comparable periods. Total paint sales volume percentage decreases were in the high-teens for the quarter and first six months as compared to the second quarter and first six months last year. Sales of non-paint products decreased by 17.1 percent over last year’s second quarter and decreased 16.9 percent over last year’s first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group decreased due primarily to lower volume sales to most of the Group’s retail customers partially offset by additional sales to existing customers related to new products.
The Global Finishes Group’s net sales decreased when stated in U.S. dollars due primarily to lower paint sales volume and unfavorable currency translation rate changes that were partially offset by acquisitions and selling price increases. Unfavorable currency translation rate changes decreased net sales of this Group in U.S. dollars by 8.5 percent in the quarter and by 9.5 percent in the first six months. Acquisitions increased net sales of the Global Finishes Group by 1.6 percent in the quarter and by 2.0 percent in the first six months.
Shown below are segment profit and the percent change for the second quarter and first six months by segment:

(thousands of dollars)	2009	Change	2008
Three months ended June 30:
Paint Stores Group	$193,488	-8%	$210,444
Consumer Group	66,085	12%	58,848
Global Finishes Group	31,157	-35%	48,030
Administrative	(58,607)	-4%	(61,150)

Income before income taxes	$232,123	-9%	$256,172

Six months ended June 30:
Paint Stores Group	$250,068	-15%	$293,737
Consumer Group	96,289	-5%	101,609
Global Finishes Group	36,462	-60%	91,101
Administrative	(99,803)	-15%	(117,246)

Income before income taxes	$283,016	-23%	$369,201

Consolidated income before income taxes was unfavorably impacted by a reduction in gross profit of $77.6 million in the second quarter and $177.5 million in the first six months of 2009 compared to the same periods in 2008. As a percent of sales, consolidated gross profit increased to 46.0 percent in the quarter from 43.6 percent in the second quarter of 2008 and improved to

45.0 percent in the first six months of 2009 from 43.7 percent last year. The dollar decreases in consolidated gross profit relate solely to the decline in sales volume and related costs, including unfavorable currency translation rates. The increases as a percent to sales were due primarily to price increases initiated over the past eighteen months, cost control efforts primarily in the Consumer Group and improved freight and other distribution costs partially offset by incremental site closing costs. Selling, general and administrative expenses (SG&A) decreased $24.0 million in the quarter and $66.8 million in the first six months of 2009 versus last year due primarily to good expense control throughout the Company partially offset by incremental store closing costs. As a percent of sales, consolidated SG&A increased to 33.5 percent in the quarter and to 36.1 percent in the first six months from 30.4 percent in the second quarter and 33.1 percent in the first six months of 2008.
The Paint Stores Group’s gross profit in the second quarter was lower than last year by $51.3 million and lower than last year in the first six months by $97.3 million due to lower paint sales volume and lower non-paint sales. The Paint Stores Group’s gross profit margins in the quarter and six months were up slightly more than consolidated margins in the same periods due primarily to reductions in freight and distribution costs and a favorable product sales mix. The Consumer Group’s gross profit increased from last year by $5.4 million in the quarter due primarily to cost control efforts and reductions in freight and related distribution costs. Consumer Group’s gross profit in the first six months was still lower than last year by $5.2 million due to lower sales, lower volume throughput in the manufacturing and distribution facilities and incremental costs related to site closings. Consumer Group’s gross profit margins were up compared to the comparable periods last year as cost control efforts of the past eighteen months and reduced site expenses helped overall profitability. The Global Finishes Group’s gross profit decreased $33.1 million in the second quarter and $77.7 million in the first six months when stated in U.S. dollars due to decreased sales volume, unfavorable currency translation rates and increased manufacturing and distribution costs relating to lower production and sales volumes. The Global Finishes Group’s gross profit margins in the quarter and six months were down slightly compared to the comparable periods last year. Unfavorable currency translation rate changes decreased the Group’s gross profit by $16.7 million in the quarter and $30.8 million in the first six months.
In the Paint Stores Group, SG&A decreased $13.3 million in the quarter and $33.7 million in the first six months due primarily to good expense control in relation to soft sales volumes partially offset by some incremental costs related to store closings. The Consumer Group’s SG&A increased $2.2 million in the quarter and $3.3 million in the first six months due primarily to the impact of acquisitions. The Global Finishes Group’s SG&A decreased $15.1 million in the quarter and $24.8 million in the first six months relating primarily to unfavorable currency translation rate changes of $11.0 million in the quarter and $23.5 million in the first six months partially offset by acquisition expenses.
Administrative expenses in the second quarter of 2009 decreased $2.5 million over 2008 and decreased $17.4 million in the first six months versus 2008 due to reductions in interest expense of $7.8 million in the quarter and $13.2 million in the first six months, a reduction of $7.0 million in stock based compensation expense in the first quarter of 2009 and reduced administrative spending partially offset by an increase of $2.2 million in provisions for environmental-related matters in the second quarter of 2009 and an increase of $8.4 million in the first six months of 2009 and increased benefit costs not directly related to the Reportable Operating Segments.
Consolidated income before income taxes decreased $24.1 million in the second quarter and decreased $86.2 million in the first six months of 2009 due primarily to the lower segment profits of the Reportable Operating Segments partially offset by the reduction in administrative expenses.
The effective tax rate for the second quarter of 31.9 percent and 31.0 percent for the first six months were below the effective tax rates for the second quarter and first six months of 2008 of 33.0 percent and 32.4 percent, respectively.
Net income for the quarter decreased $13.7 million to $158.0 million from $171.7 million in the second quarter of 2008 and decreased $54.3 million to $195.3 million from $249.6 million in the first six months of 2008. Diluted net income per common share in the quarter decreased 6.9 percent to $1.35 per share from $1.45 per share in the second quarter of 2008 and decreased in the first six months 19.8 percent to $1.66 per share from $2.07 per share in the first six months of 2008 as lower net income exceed the impact of the reduction in the diluted average shares and equivalents outstanding from the comparable periods of 2008.
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

	Three months ended June 30,		Six months ended June 30,
(thousands of dollars)	2009	2008	2009	2008
Net income	$158,023	$171,683	$195,302	$249,629
Interest expense	10,356	18,133	22,558	35,806
Income taxes	74,100	84,489	87,714	119,572
Depreciation	37,317	35,325	73,200	71,148
Amortization	5,968	5,364	12,196	10,674

EBITDA	$285,764	$314,994	$390,970	$486,829

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

	Total		Number of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
April 1 - April 30
Share repurchase program (1)				19,250,000
Employee transactions (2)	1,534	$56.81		NA

May 1 - May 31
Share repurchase program (1)	300,000	$54.44	300,000	18,950,000
Employee transactions (2)				NA

June 1 - June 30
Share repurchase program (1)	200,000	$53.62	200,000	18,750,000
Employee transactions (2)				NA

Total
Share repurchase program (1)	500,000	$54.11	500,000	18,750,000
Employee transactions (2)	1,534	$56.81		NA

(1)	All shares were purchased through the Company’s publicly announced share repurchased program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at June 30, 2009 to purchase 18,750,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 6.	Exhibits.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
July 31, 2009	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

July 31, 2009	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document