Form 10-Q
period 2009-09-30
SHERWIN WILLIAMS CO
filed 2009-10-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2009
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
Common Stock, $1.00 Par Value – 113,340,736 shares as of September 30, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 6.Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$1,996,909	$2,268,658	$5,495,413	$6,279,885
Cost of goods sold	1,067,926	1,308,169	2,990,482	3,565,985
Gross profit	928,983	960,489	2,504,931	2,713,900
Percent to net sales	46.5%	42.3%	45.6%	43.2%
Selling, general and administrative expenses	654,246	681,352	1,916,095	2,010,043
Percent to net sales	32.8%	30.0%	34.9%	32.0%
Other general expense (income) — net	6,869	(1,470)	20,325	(75)
Impairment of trademarks and goodwill				23,912
Interest expense	8,471	15,200	31,029	51,006
Interest and net investment income	(518)	(929)	(1,813)	(2,323)
Other expense (income) — net	1,267	194	(2,369)	(4,006)

Income before income taxes	258,648	266,142	541,664	635,343
Income taxes	83,440	89,061	171,154	208,633

Net income	$175,208	$177,081	$370,510	$426,710

Net income per common share:
Basic	$1.54	$1.53	$3.23	$3.64
Diluted	$1.51	$1.50	$3.17	$3.57

Average shares outstanding — basic	113,447,570	115,828,466	114,863,697	117,182,407

Average shares and equivalents outstanding — diluted	115,697,528	118,183,353	116,787,896	119,662,014

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$32,770	$26,212	$40,927
Accounts receivable, less allowance	901,199	769,985	1,072,964
Inventories:
Finished goods	641,527	749,405	745,316
Work in process and raw materials	84,966	114,795	118,143

	726,493	864,200	863,459
Deferred income taxes	99,389	97,568	103,725
Other current assets	162,863	151,240	195,816

Total current assets	1,922,714	1,909,205	2,276,891

Goodwill	1,011,015	1,006,712	1,002,802
Intangible assets	298,430	299,963	337,354
Deferred pension assets	215,525	215,637	412,537
Other assets	169,153	124,117	154,655

Property, plant and equipment:
Land	84,802	85,485	86,531
Buildings	596,634	580,216	580,965
Machinery and equipment	1,526,214	1,564,221	1,566,085
Construction in progress	22,123	26,560	44,011

	2,229,773	2,256,482	2,277,592
Less allowances for depreciation	1,397,160	1,396,357	1,392,675

	832,613	860,125	884,917

Total Assets	$4,449,450	$4,415,759	$5,069,156

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$410,994	$516,438	$715,953
Accounts payable	728,420	738,093	882,313
Compensation and taxes withheld	180,833	194,787	183,775
Accrued taxes	140,053	58,510	204,719
Current portion of long-term debt	10,564	13,570	13,459
Other accruals	415,252	415,338	410,640

Total current liabilities	1,886,116	1,936,736	2,410,859

Long-term debt	289,421	303,727	297,391
Postretirement benefits other than pensions	250,795	248,603	265,218
Other long-term liabilities	320,266	321,045	357,402
Shareholders’ equity:
Common stock — $1.00 par value:
113,340,736, 117,035,117 and 116,902,299 shares outstanding at September 30, 2009, December 31, 2008 and September 30, 2008, respectively	228,421	227,147	226,761
Preferred stock — convertible, no par value:
216,753, 216,753 and 216,753 shares outstanding at September 30, 2009, December 31, 2008 and September 30, 2008, respectively	216,753	216,753	216,753
Unearned ESOP compensation	(216,753)	(216,753)	(216,753)
Other capital	1,069,582	1,016,362	956,533
Retained earnings	4,492,042	4,245,141	4,235,925
Treasury stock, at cost	(3,753,043)	(3,472,384)	(3,459,452)
Cumulative other comprehensive loss	(334,150)	(410,618)	(221,481)

Total shareholders’ equity	1,702,852	1,605,648	1,738,286

Total Liabilities and Shareholders’ Equity	$4,449,450	$4,415,759	$5,069,156

See notes to condendsed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$370,510	$426,710
Adjustments to reconcile net income to net operating cash:
Depreciation	109,611	107,330
Amortization of intangible assets	18,819	16,887
Impairment of trademarks and goodwill		23,912
Stock-based compensation expense	20,151	27,064
Provisions for qualified exit costs	15,339
Provisions for environmental-related matters	18,534	1,757
Defined benefit pension plans net cost (credit)	24,776	(6,164)
Net increase in postretirement liability	1,900	2,182
Other	7,484	(4,348)
Change in working capital accounts — net	72,930	26,140
Costs incurred for environmental - related matters	(26,706)	(12,605)
Costs incurred for qualified exit costs	(6,414)	(3,835)
Other	(11,293)	(12,445)

Net operating cash	615,641	592,585

INVESTING ACTIVITIES
Capital expenditures	(63,556)	(91,799)
Acquisitions of businesses, net of cash acquired	(14,093)	(48,465)
Proceeds from sale of assets	1,751	8,772
Increase in other investments	(30,297)	(24,137)

Net investing cash	(106,195)	(155,629)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(106,777)	60,166
Net (decrease) increase in long-term debt	(22,248)	678
Payments of cash dividends	(124,634)	(124,162)
Proceeds from stock options exercised	27,329	25,744
Income tax effect of stock-based compensation exercises and vesting	6,868	8,002
Treasury stock purchased	(276,222)	(379,941)
Other	(4,240)	(5,819)

Net financing cash	(499,924)	(415,332)

Effect of exchange rate changes on cash	(2,964)	(8,022)

Net increase in cash and cash equivalents	6,558	13,602
Cash and cash equivalents at beginning of year	26,212	27,325

Cash and cash equivalents at end of period	$32,770	$40,927

Income taxes paid	$69,264	$45,336
Interest paid	37,921	20,678
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended September 30, 2009 and 2008
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
There have been no significant changes in critical accounting policies since December 31, 2008. Accounting estimates were revised as necessary during the first nine months of 2009 based on new information and changes in facts and circumstances.
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
The consolidated results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
The Company has evaluated events and transactions occurring subsequent to September 30, 2009 through October 27, 2009, the date of the issuance of the financial statements, in accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). During this period, there were no recognized subsequent events requiring recognition in the financial statements, and no non-recognized subsequent events requiring disclosure.
Note B—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued Financial Accounting Standards (FAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The statement makes the ASC the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The Company adopted the statement as of September 30, 2009. Accordingly, the financial statements for the interim period ending September 30, 2009, and the financial statements for future interim and annual periods will reflect, the Codification references. The statement has no impact on the Company’s results of operations, financial condition or liquidity. The guidance in FAS No. 168 is included in the General Principles Topic of FASB ASC.
In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” and FAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R).” FAS No. 166 removes the concept of a qualifying special-purpose entity (SPE) from FAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R). FAS No. 167 changes the analysis that must be performed to determine the primary beneficiary of a variable interest entity (VIE), amends certain guidance in FIN No. 46(R) for determining whether an entity is a VIE and requires enhanced disclosures about involvement with VIEs. Both statements are effective for periods beginning on or after January 1, 2010. The Company is currently evaluating the impact the statements will have on its results of operations, financial condition, liquidity, or disclosures. The impact or additional disclosure is not expected to be significant. The guidance in FAS No. 167 is included in the Consolidation Topic of FASB ASC; FAS No. 166 is not yet integrated into FASB ASC.
In May 2009, the FASB issued FAS No. 165, “Subsequent Events.” FAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. FAS No. 165 is consistent with current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. See Note A for the required disclosure. The guidance in FAS No. 165 is included in the Subsequent Events Topic of FASB ASC.
In April 2009, the FASB issued three fair value-related FASB Staff Positions (FSP): (i) FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2), (ii) FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4) and (iii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS No. 107-1), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS No. 115-2 amends the existing accounting requirements for other-than-temporary impairment for debt securities by modifying the requirement for recognizing other-than-temporary impairments, changing the terminology used to assess the probability of cash flows and requiring additional disclosures. FSP FAS No. 157-4 amends FAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal activity for the asset or liability. FSP FAS No. 107-1 extends the disclosure requirements of FAS No. 107, “Disclosures About Fair Value of

Financial Instruments” to interim financial statements. The Company adopted the FSPs as of June 30, 2009. They do not have a significant impact on the Company’s results of operations, financial condition or liquidity. The guidance in FSP FAS No. 115-2, FSP FAS No. 157-4 and FSP FAS No. 107-1 is included in the Investments and Fair Value Measurements and Disclosures Topics of FASB ASC.
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on disclosures about plan assets of defined benefit pension and other postretirement benefit plans. The FSP requires disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs and significant concentrations of risk within plan assets. The FSP is effective for fiscal years ending after December 15, 2009, and the provisions are not required for earlier periods presented for comparative purposes. The FSP will not have any impact on the Company’s results of operations, financial condition or liquidity. The guidance in FSP FAS No. 132(R)-1 is included in the Defined Benefit Plans Subtopic of the Compensation — Retirement Benefits Topic of FASB ASC.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The Company adopted EITF No. 03-6-1 as of January 1, 2009, however, because the use of the two-class method does not have a significant impact on the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2009, the treasury stock method continues to be disclosed. See Note L. The guidance in EITF No. 03-6-1 is included in the Earnings Per Share Topic of FASB ASC.
Effective January 1, 2009, the Company adopted FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP does not have a significant impact on the Company’s results of operations, financial condition or liquidity. The guidance in FSP FAS No. 142-3 is included in the Goodwill and Other Intangibles Topic of FASB ASC.
Effective January 1, 2009, the Company adopted FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement does not have an impact on the Company’s results of operations, financial condition or liquidity. The guidance in FAS No. 161 is included in the Derivatives and Hedging Topic of FASB ASC.
Effective January 1, 2009, the Company adopted FAS No. 141(R), “Applying the Acquisition Method.” FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity. The guidance in FAS No. 141(R) is included in the Business Combinations Topic of FASB ASC.
Effective January 1, 2009, the Company adopted FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 does not have a significant impact on the Company’s results of operations, financial condition or liquidity. The guidance in FAS No. 160 is included in the Consolidation Topic of FASB ASC.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. In accordance with FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted FAS No. 157 for its financial assets and liabilities as of January 1, 2008, and for its non-financial assets and liabilities as of January 1, 2009. FAS No. 157 does not have a significant impact on the Company’s results of operations, financial condition or liquidity. See Note O. The guidance in FAS No. 157 is included in the Fair Value Measurements and Disclosures Topic of FASB ASC.
Note C—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2009 and 2008 were $.355 per common share and $.35 per common share, respectively.

Note D—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars)	2009	2008	2009	2008
Net income	$175,208	$177,081	$370,510	$426,710
Foreign currency translation adjustments	29,003	(39,173)	62,327	(23,509)
Amortization of net prior service costs and net actuarial losses, net of taxes (1)	4,684	(69)	13,999	1,966
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes (2)	230	639	142	(1,334)

Comprehensive income	$209,125	$138,478	$446,978	$403,833

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(2,905) and $(8,695), respectively, for the three and nine months ended September 30, 2009, and $43 and $(1,228), respectively, for the three and nine months ended September 30, 2008.

(2)	The tax effect of adjustments of marketable equity securities and derivative instruments used in cash flow hedges was $(125) and $(91), respectively, for the three and nine months ended September 30, 2009, and $83 and $853, respectively, for the three and nine months ended September 30, 2008.
Note E—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2009 and 2008, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2009	2008
Balance at January 1	$18,029	$19,596
Charges to expense	16,339	20,031
Settlements	(17,805)	(22,373)

Balance at September 30	$16,563	$17,254

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note F—EXIT OR DISPOSAL ACTIVITIES
Liabilities associated with exit or disposal activities are recognized as incurred in accordance with the Exit or Disposal Cost Obligations Topic of FASB ASC. Qualified exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to liabilities accrued for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with FASB ASC Topic No. 360-10-35 (formerly FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), and if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value.
In the first nine months of 2009, 28 stores in the Paint Stores Group, 3 manufacturing facilities in the Consumer Group, and 1 manufacturing facility and 19 branches in the Global Finishes Group were closed due to lower demand or redundancy. Provisions of $10.9 million for qualified exit costs resulting from the closure of these facilities were recorded in Cost of goods sold and Selling, general and administrative expenses in the first nine months. Provisions of $1.1 million, $5.6 million and $4.2 million were charged to the Paint Stores Group, Consumer Group and Global Finishes Group, respectively. In addition, there were adjustments to prior provisions related to manufacturing facilities, distribution facilities, stores and branches closed in 2008. Adjustments to prior provisions of $4.5 million were recorded in Cost of goods sold, Selling, general and administrative expense or Other general expense-net in the first nine months of 2009. Adjustments of $4.4 million, $(0.1) million and $0.2 million were charged to the Paint Stores Group, Consumer Group and Global Finishes Group, respectively.
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

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2009 and for the nine-month period then ended:

			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
(Thousands of dollars)	December 31,	Cost of goods	charged to	in Other general	September 30,
Exit Plan	2008	sold or SG&A	accrual	expense - net	2009
Paint Stores Group stores shutdown in 2009:
Other qualified exit costs		$1,071	$(461)		$610

Consumer Group manufacturing facilities shutdown in 2009:
Severance and related costs		5,130	(471)		4,659
Other qualified exit costs		503	(68)		435

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Severance and related costs		524	(289)		235
Other qualified exit costs		3,659	(589)		3,070

Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Severance and related costs	$324	868	(871)		321
Other qualified exit costs	4,450	142	(1,944)	$3,375	6,023

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Severance and related costs	449	82	(33)	(187)	311
Other qualified exit costs	150		(59)		91

Global Finishes Group administrative offices and branches shutdown in 2008:
Severance and related costs	397		(397)		0
Other qualified exit costs	240	156	(223)	16	189

Paint Stores Group manufacturing facility shutdown in 2007:
Severance and related costs	33		(9)		24
Other qualified exit costs	1,859		(357)		1,502

Consumer Group manufacturing facility shutdown in 2007:
Other qualified exit costs	2,036		0		2,036

Other qualified exit costs for facilities shutdown prior to 2003	11,686		(643)		11,043

Totals	$21,624	$12,135	$(6,414)	$3,204	$30,549

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

Note G—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2009	2008	2009	2008	2009	2008
Three months ended September 30:
Net periodic benefit cost (credit):
Service cost	$4,538	$5,248	$341	$621	$848	$926
Interest cost	4,625	4,382	828	1,033	3,924	4,085
Expected return on assets	(9,211)	(13,273)	(510)	(645)
Amortization of:
Prior service cost (credit)	374	730	12	16	(164)	(158)
Actuarial loss (gain)	7,208	(537)	89	229	72	53

Net periodic benefit cost (credit)	$7,534	$(3,450)	$760	$1,254	$4,680	$4,906

Nine months ended September 30:
Net periodic benefit cost (credit):
Service cost	$13,614	$15,059	$980	$1,903	$2,543	$2,780
Interest cost	13,874	13,521	2,366	3,185	11,772	12,255
Expected return on assets	(27,634)	(39,712)	(1,457)	(1,985)
Amortization of:
Prior service cost (credit)	1,120	1,107	36	47	(492)	(475)
Actuarial loss	21,624		253	711	215	160

Net periodic benefit cost (credit)	$22,598	$(10,025)	$2,178	$3,861	$14,038	$14,720

For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE H—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2009, the unaccrued maximum of the estimated range of possible outcomes is $108.3 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2009 and 2008 were accruals for extended environmental-related activities of $121.9 million and $124.2 million, respectively. Estimated costs of current investigation and remediation activities of $52.5 million and $60.3 million are included in Other accruals at September 30, 2009 and 2008, respectively.
Five of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2009. At September 30, 2009, $132.0 million, or 75.7 percent of the total accrual, related directly to these five sites. In the aggregate unaccrued maximum of $108.3 million at September 30, 2009, $70.9 million, or 65.4 percent, related to the five manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Note I—LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of FASB ASC, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of FASB ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
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

Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee appealed the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the Wisconsin Court of Appeals affirmed the trial court’s final judgment. The City of Milwaukee filed a petition for review with the Wisconsin Supreme Court to review the Wisconsin Court of Appeals’ decision. The Wisconsin Supreme Court denied the City of Milwaukee’s petition to review the Wisconsin Court of Appeals’ decision. On September 25, 2009, the trial court dismissed the case, with prejudice, against Mautz Paint Co. pursuant to a stipulation of the parties. This dismissal concluded the case in favor of the Company.
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
Note J—OTHER EXPENSE (INCOME)
Other general expense (income) — net
Included in Other general expense (income) — net were the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2009	2008	2009	2008
Provisions for environmental matters — net	$9,383	$1,046	$18,534	$1,757
Gain on disposition of assets	(2,514)	(2,516)	(1,413)	(1,832)
Adjustments to prior provisions for qualified exit costs			3,204

Total expense (income)	$6,869	$(1,470)	$20,325	$(75)

Provisions for environmental matters–net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of FASB ASC. See Note H for further details on the Company’s environmental-related activities.
The gain on disposition of assets represents net realized gains and associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
The adjustments to prior provisions for qualified exit costs represent site specific increases or decreases to accrued qualified exit costs as information becomes available upon which more accurate amounts can be reasonably estimated. See Note F for further details on the Company’s exit or disposal activities.

Other expense (income) — net
Included in Other expense (income) — net were the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars)	2009	2008	2009	2008
Dividend and royalty income	$(947)	$(2,334)	$(2,518)	$(5,878)
Net expense from financing and investing activities	1,142	1,615	2,825	4,513
Foreign currency related gains	2,445	2,306	1,476	537
Other income	(2,627)	(2,549)	(8,143)	(6,539)
Other expense	1,254	1,156	3,991	3,361

Total expense (income)	$1,267	$194	$(2,369)	$(4,006)

The net expense from financing and investing activities includes the net loss relating to the change in the Company’s investment in certain long-term asset funds and financing fees.
Foreign currency related gains included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at September 30, 2009 and 2008. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of FASB ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at September 30, 2009.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.
Note K—INCOME TAXES
The effective tax rates were 32.3 percent and 31.6 percent for the third quarter and the first nine months of 2009, respectively, and 33.5 percent and 32.8 percent for the third quarter and the first nine months of 2008, respectively. The decrease in the effective tax rates for the 2009 periods compared to 2008 were due to the relative effect that various favorable adjustments had on the third quarter and the first nine months of 2009 compared to 2008.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Fieldwork is anticipated to be completed prior to December 31, 2009. At this time, the Company cannot determine if an additional payment may be due. The IRS substantially completed the audit of the 2004 and 2005 tax years. The Company has paid $1.3 million to date related to the audit. The 2004 and 2005 audit remains open as it relates to the Company’s ESOP. As of September 30, 2009, the Company is subject to non-U.S. income tax examinations for the tax years of 2002 through 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2008.
There were no significant changes to any of these amounts during the third quarter of 2009.
Note L— NET INCOME PER COMMON SHARE

	Three months ended September 30,		Nine months ended September 30,
(Thousands of dollars except per share data)	2009	2008	2009	2008
Basic
Average common shares outstanding	113,447,570	115,828,466	114,863,697	117,182,407

Net income	$175,208	$177,081	$370,510	$426,710

Net income per common share	$1.54	$1.53	$3.23	$3.64

Diluted
Average common shares outstanding	113,447,570	115,828,466	114,863,697	117,182,407
Non-vested restricted stock grants	998,395	1,166,900	1,049,844	1,164,700
Stock options and other contingently issuable shares (1)	1,251,563	1,187,987	874,355	1,314,907

Average common shares assuming dilution	115,697,528	118,183,353	116,787,896	119,662,014

Net income	$175,208	$177,081	$370,510	$426,710

Net income per common share	$1.51	$1.50	$3.17	$3.57

(1)	Stock options and other contingently issuable shares excludes 3.0 million and 3.2 million shares for the three months ended September 30 2009 and 2008, respectively, and 3.1 million and 3.2 million shares for the nine months ended September 30, 2009 and 2008, respectively, due to their anti-dilutive effect.
Basic and diluted earnings per share are calculated in accordance with the Earnings Per Share Topic of FASB ASC. In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128,” and is now included in the Earnings Per Share Topic of FASB ASC. Under this guidance, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented.
Under the Company’s restricted stock award program, non-forfeitable dividends are paid on unvested shares of restricted stock and the restricted stock must therefore be considered a participating security. However, because basic and diluted earnings per share for the three and nine months ended September 30, 2009 are not significantly different than the per share amounts calculated using the treasury stock method, the treasury stock method continues to be disclosed.

Note M—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of FASB ASC.

	Three months ended September 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
(Thousands of dollars)	Group	Group		Group	Administrative	Totals
Net external sales	$1,220,717	$330,450		$444,138	$1,604	$1,996,909
Intersegment transfers		361,601		47,490	(409,091)

Total net sales and intersegment transfers	$1,220,717	$692,051		$491,628	$(407,487)	$1,996,909

Segment profit	$230,193	$56,473		$29,658		$316,324
Interest expense					$(8,471)	(8,471)
Administrative expenses and other					(49,205)	(49,205)

Income before income taxes	$230,193	$56,473	*	$29,658	$(57,676)	$258,648

	Three months ended September 30, 2008
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,410,461	$355,669		$500,772	$1,756	$2,268,658
Intersegment transfers		478,328		33,927	(512,255)

Total net sales and intersegment transfers	$1,410,461	$833,997		$534,699	$(510,499)	$2,268,658

Segment profit	$240,999	$26,320		$45,337		$312,656
Interest expense					$(15,200)	(15,200)
Administrative expenses and other					(31,314)	(31,314)

Income before income taxes	$240,999	$26,320	*	$45,337	$(46,514)	$266,142

*	Segment profit includes $5,157 and $6,584 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarters of 2009 and 2008, respectively.

	Nine months ended September 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$3,289,164	$985,090		$1,216,340	$4,819	$5,495,413
Intersegment transfers		988,946		130,273	(1,119,219)

Total net sales and intersegment transfers	$3,289,164	$1,974,036		$1,346,613	$(1,114,400)	$5,495,413

Segment profit	$480,261	$152,762		$66,120		$699,143
Interest expense					$(31,029)	(31,029)
Administrative expenses and other					(126,450)	(126,450)

Income before income taxes	$480,261	$152,762	*	$66,120	$(157,479)	$541,664

	Nine months ended September 30, 2008
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$3,796,645	$1,026,483		$1,451,545	$5,212	$6,279,885
Intersegment transfers		1,306,138		107,019	(1,413,157)

Total net sales and intersegment transfers	$3,796,645	$2,332,621		$1,558,564	$(1,407,945)	$6,279,885

Segment profit	$534,736	$127,929		$136,438		$799,103
Interest expense					$(51,006)	(51,006)
Administrative expenses and other					(112,754)	(112,754)

Income before income taxes	$534,736	$127,929	*	$136,438	$(163,760)	$635,343

*	Segment profit includes $13,732 and $20,528 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2009 and 2008, respectively.

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $271.5 million and $23.4 million, respectively, for the third quarter of 2009, and $299.7 million and $22.6 million, respectively, for the third quarter of 2008. Net external sales and segment profit of these subsidiaries were $739.5 million and $27.8 million, respectively, for the first nine months of 2009, and $867.8 million and $70.8 million, respectively, for the first nine months of 2008. Long-lived assets of these subsidiaries totaled $248.2 million and $234.5 million at September 30, 2009 and September 30, 2008, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2009	2008	2009	2008
Net sales	$1,996,909	$2,277,023	$5,495,683	$6,319,688
Net income	175,208	177,358	370,144	426,791

Net income per common share:
Basic	$1.54	$1.53	$3.22	$3.64
Diluted	$1.51	$1.50	$3.17	$3.57
NOTE O – FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of FASB ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during the third quarter. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy:

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Thousands of dollars)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (A)	$16,108	$16,108

Total assets at fair value	$16,108	$16,108

Liabilities:
Net currency derivative liability (B)	$14		$14
Deferred compensation plan liability (C)	19,203	$19,203

Total liabilities at fair value	$19,217	$19,203	$14

(A)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of FASB ASC. They are valued using quoted market prices multiplied by the number of shares.

(B)	The net currency derivative liability represents the fair value of foreign currency swaps. The swaps are valued using the banks’ proprietary models.

(C)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.
NOTE P — FINANCIAL INSTRUMENTS
The table below summarizes the carrying amount and fair value of the Company’s publicly traded debt and non-publicly traded debt in accordance with the Fair Value Measurements and Disclosures Topic of FASB ASC. The fair values of the Company’s publicly traded debt are based on quoted market prices. The fair values of the Company’s non-traded debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

	September 30, 2009
	Carrying
(Thousands of dollars)	Amount	Fair Value
Publicly traded debt	$268,520	$357,388
Non-traded debt	31,465	29,490

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
The decline in the U.S. housing market that began to reduce architectural paint sales volume in 2007 expanded into other U.S. paint markets served by the Company in 2008, reducing manufacturing volume. The economic downturn in the U.S. spread into foreign markets during the last half of 2008, contributing to an overall decline in the business of the Company. Paint sales volume remained depressed in the third quarter and first nine months of 2009. In respect to the challenging global economic conditions, management of the Company continued to review and consistently perform additional valuation procedures to ensure that the values of the Company’s assets and liabilities were based on the latest information available on which to base such valuations. Specifically, management determined that: the collectibility of accounts receivable was properly estimated; current estimated market values of inventories exceeded cost; fair market values of goodwill and intangible assets approximated or exceeded current carrying values; the useful lives and fair market values of property, plant and equipment were established in relation to the current lower manufacturing and sales demand; any necessary impairments of property, plant and equipment and accrual of qualified exit costs were recorded for all closed sites being held for disposal; and all sales allowances, returns, discounts, warranties and complaint allowances were reasonably stated in respect to the current economic conditions and declining business environment.
The Company’s financial condition, liquidity and cash flow remained strong through the first nine months of 2009 in spite of the continuing challenging global economic conditions that included significant reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and severe fluctuations in foreign currency rates. Net working capital improved $170.6 million at September 30, 2009 compared to the end of the third quarter of 2008 due primarily to a larger proportional decrease in current liabilities than current assets. Short-term borrowings decreased $305.0 million from September 30, 2008 and all other current liabilities decreased $219.8 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight and the Company has sufficient total available borrowing capacity to fund its current operating needs.

Short-term borrowings decreased $105.4 million from December 31, 2008, due to the control over working capital, and all other current liabilities increased $54.8 million. Since September 30, 2008, Accounts receivable and Inventories were down $308.7 million and the remaining current assets decreased $45.4 million. Accounts Receivable and Inventories decreased $6.5 million from December 31, 2008 to September 30, 2009 when normal seasonal trends typically require significant growth in these categories. The use of a portion of Net operating cash to reduce Total current liabilities more than Total current assets improved the Company’s current ratio to 1.02 at September 30, 2009 from .94 at September 30, 2008 and compared to .99 at December 31, 2008. Total debt at September 30, 2009 decreased $315.8 million to $711.0 million from $1,026.8 million at September 30, 2008 and decreased as a percentage of total capitalization to 29.5 percent from 37.1 percent at the end of the third quarter last year. Total debt decreased $122.8 million and decreased from 34.2% of total capitalization at December 31, 2008. At September 30, 2009, the Company had remaining borrowing ability of $1.215 billion. Net operating cash increased $23.1 million in nine months of 2009 to $615.6 million from $592.6 million in 2008 primarily due to a net decrease in cash used to fund working capital requirements of $46.8 million that was partially offset by an increase in costs incurred for environmental matters of $14.1 million and a reduction in net income adjusted for non-cash items of $8.2 million. In the twelve month period from October 1, 2008 through September 30, 2009, the Company generated net operating cash of $899.3 million and invested $34.3 million in acquisitions, $89.0 million in capital additions and improvements, reduced its total debt $313.3 million, purchased $289.8 million in treasury stock and paid $165.6 million in cash dividends to its shareholders of common stock.
Results of operations for the Company in the third quarter and first nine months of 2009 continued to suffer from a decrease in end-market demand for coatings and other building materials caused by the effects of the expanding global economic downturn and a lingering depressed U.S. housing market. Consolidated net sales decreased 12.0 percent in the third quarter to $1.997 billion from $2.269 billion in the third quarter of 2008 and decreased 12.5 percent in the first nine months to $5.495 billion from $6.280 billion in the first nine months of 2008 due primarily to paint sales volume declines resulting from contracted demand in the domestic market for more than two years that expanded into the global markets beginning in the second half of 2008. Net sales in the Paint Stores Group decreased 13.5 percent in the quarter to $1.221 billion and decreased 13.4 percent to $3.289 billion in the first nine months due primarily to continuing weak residential and commercial architectural paint sales volume and lower sales in industrial coatings and non-paint categories partially offset by improving DIY customer sales. Net sales in the Paint Stores Group from stores open more than twelve calendar months decreased 13.5 percent in the quarter and 13.3 percent in the first nine months of 2009. Net sales in the Consumer Group decreased 7.1 percent to $330.5 million in the quarter and 4.0 percent to $985.1 million in the first nine months due primarily to lower volume sales to most of the Group’s retail customers. Net sales in the Global Finishes Group stated in U.S. dollars declined 11.3 percent in the quarter to $444.1 million and 16.2 percent to $1.216 billion in the first nine months due primarily to decreased paint volume sales and unfavorable currency translation rates partially offset by acquisitions and selling price increases. Gross profit as a percent of consolidated net sales increased in the third quarter to 46.5 percent from 42.3 percent in 2008 and increased to 45.6 percent from 43.2 percent in the first nine months due primarily to lower freight and other distribution costs, reduced expenses related to cost control initiatives and favorable product sales mix partially offset by higher costs related to lower manufactured volume and unfavorable currency translation rates. Third quarter gross profit margins approached a more normal level in 2009 versus last year’s depressed gross profit margins caused by rapidly escalating raw material costs. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 32.8 percent from 30.0 percent in the third quarter of 2008 and increased to 34.9 percent from 32.0 percent in nine months due primarily to the sales decline as good expense control across all Reportable Operating Segments resulted in total SG&A spending that was $27.1 million lower than in the third quarter of 2008 and $93.9 million lower than in the first nine months last year. Other general expense — net increased in the third quarter and first nine months of 2009 due primarily to increased accruals for environmental-related matters and exit costs related to closed properties. Interest expense decreased $6.7 million in the third quarter and $20.0 million in the first nine months of 2009 due to lower short-term borrowings and borrowing rates. The effective income tax rate for third quarter 2009 was 32.3 percent compared to 33.5 percent in 2008 and the rate for the first nine months of 2009 was 31.6 percent compared to 32.8 percent in 2008. Diluted net income per common share increased to $1.51 per share for the third quarter 2009 from $1.50 per share a year ago and decreased to $3.17 per share from $3.57 per share in the first nine months.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. Management considered the impact of the current global economic recession and utilized certain outside sources of economic information when developing the basis for their estimates and assumptions. The impact of the deteriorating global economic conditions on the estimates and assumptions used by management was believed to be reasonable under the circumstances. Management used assumptions based on historical results, considering the current economic trends, and other assumptions to form the basis for determining appropriate carrying values of assets and liabilities that were not readily available from other sources. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions, materially different economic trends or from using materially different assumptions. However, management believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely to significantly impact the current valuation of assets and liabilities that were not readily available from other sources.
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 44 through 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the first nine months of 2009 in spite of continued challenging global economic conditions that included significant reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and significant fluctuations in foreign currency translation rates. Net working capital improved $170.6 million at September 30, 2009 compared to the end of the third quarter of 2008 due primarily to a larger proportional decrease in current liabilities than current assets. Short-term borrowings decreased $305.0 million from September 30, 2008 and all other current liabilities decreased $219.8 million. The Company was able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remained tight and the Company has sufficient total available borrowing capacity to fund its current operating needs. Short-term borrowings decreased $105.4 million from December 31, 2008 and all other current liabilities increased $54.8 million. Since September 30, 2008, Accounts receivable and Inventories were down $308.7 million and the remaining current assets decreased $45.4 million. Accounts Receivable and Inventories decreased $6.5 million from December 31, 2008 to September 30, 2009 when normal seasonal trends typically require growth in these categories. The use of a portion of Net operating cash to reduce Total current liabilities more than Total current assets improved the Company’s current ratio to 1.02 at September 30, 2009 from .94 at September 30, 2008 and compared to .99 at December 31, 2008. Total debt at September 30, 2009 decreased $315.8 million to $711.0 million from $1,026.8 million at September 30, 2008 and decreased as a percentage of total capitalization to 29.5 percent from 37.1 percent at the end of the third quarter last year. Total debt decreased $122.8 million and decreased from 34.2% of total capitalization at December 31, 2008. At September 30, 2009, the Company had remaining borrowing ability of $1.215 billion. Net operating cash increased $23.1 million in the third quarter of 2009 to $615.6 million from $592.6 million in 2008 primarily due to a net decrease in cash used to fund working capital requirements of $46.8 million that was partially offset by an increase in costs incurred for environmental matters of $14.1 million and a reduction in net income adjusted for non-cash items of $8.2 million. In the twelve month period from October 1, 2008 through September 30, 2009, the Company generated net operating cash of $899.3 million and invested $34.3 million in acquisitions, $89.0 million in capital additions and improvements, reduced its total debt $313.7 million, purchased $289.8 million in treasury stock and paid $165.6 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $6.6 million during the first nine months of 2009. Cash used for capital expenditures of $63.6 million, payments of cash dividends of $124.6 million, treasury stock purchases of $276.2 million and reduction of $105.4 million in short-term borrowings were funded primarily by net cash from operations. At September 30, 2009, the Company’s current ratio was 1.02, an improvement from the current ratio of .99 at December 31, 2008 and from .94 a year ago. The improvements in the current ratio were primarily due to the reduction in short-term borrowings and control over Accounts receivable and Inventories.

Goodwill and intangible assets increased $2.8 million from December 31, 2008 and decreased $30.7 million from September 30, 2008. The net increase during the nine months of 2009 was due to acquisitions and capitalization of software costs of $14.5 million partially offset by amortization and currency translation rate changes of $11.8 million. The net decrease over the twelve-month period from September 30, 2008 resulted from acquisitions and capitalization of software costs of $24.5 million and other adjustments, primarily currency translation rate changes of $56.0 million that were more than offset by impairments of $53.9 million and amortization of $57.3 million. See Note 3, on pages 50 to 52, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning goodwill and intangible assets.
Deferred pension assets remained relatively unchanged during the first nine months of 2009 and decreased $197.0 million from September 30, 2008. The decrease in the last twelve months was due primarily to a decline in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 55 to 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information concerning the Company’s benefit plan assets.
Net property, plant and equipment decreased $27.5 million in the first nine months of 2009 and decreased $52.3 million in the twelve months since September 30, 2008. The reduction in the nine months of 2009 was primarily due to capital expenditures of $63.6 million and changes in currency translation rates that were more than offset by depreciation expense of $109.6 million and the disposition of assets with remaining book value. Since September 30, 2008, capital expenditures of $89.0 million and acquired assets of $34.3 million were more than offset by depreciation expense of $145.5 million and dispositions of assets with remaining net book value and changes in currency translation rates. Capital expenditures during the first nine months of 2009 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $179.7 million at an average rate of .3 percent at September 30, 2009. Short-term borrowings under certain revolving and letter of credit agreements were $200 million at an average rate of .3 percent at September 30, 2009. Short-term borrowings outstanding under various foreign programs at September 30, 2009 were $31.4 million with a weighted average interest rate of 6.1 percent. The Company had unused maximum borrowing availability of $665.0 million at September 30, 2009 under the commercial paper program that is backed by the Company’s revolving credit agreement. There was an additional $550.0 million available under other committed credit facilities. There were no significant changes in long-term debt during the third quarter or first nine months of 2009 or in the twelve months since September 30, 2008. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning the Company’s debt.
Long-term liabilities for defined benefit pension and other postretirement benefit plans increased slightly over December 31, 2008 and decreased $14.4 million from September 30, 2008. The changes in the liability resulted primarily from the reduction in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions. See Note 6, on pages 55 to 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2009 decreased $37.1 million from a year ago due primarily to a decrease at the end of 2008 in non-current deferred tax liabilities of $20.5 million and a reduction in long-term accruals for extended environmental-related liabilities of $2.4 million.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2009. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2009.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2009 and 2008, the Company had accruals for environmental-related activities of $174.4 million and $184.5 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $108.3 million higher than the accruals at September 30, 2009.
Five of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2009. At September 30, 2009, $132.0 million, or 75.7 percent, related directly to these five sites. Of the aggregate unaccrued exposure at September 30, 2009, $70.9 million, or 65.4 percent, related to the five sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the five currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. At one of the two formerly owned facilities in New Jersey, a partial remediation plan has been agreed too and some remedial measures have been taken. The full extent of the remedial action has not been determined or agreed to by the appropriate governmental agency. There have been no significant changes in the investigative or remedial status of the other four sites since the year ended December 31, 2008.
Management cannot presently estimate the ultimate potential loss contingencies related to these five sites or other less significant sites until such time as a substantial portion of the investigative activities at each site is completed and remedial action plans are developed.
In accordance with the Asset Retirement Obligations Topic of FASB ASC, the Company has identified certain conditional asset retirement obligations at various current manufacturing, distribution and store facilities. These obligations relate primarily to asbestos abatement and closures of hazardous waste containment devices. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $105.4 million to $411.0 million at September 30, 2009 from $516.4 million at December 31, 2008. Total long-term debt decreased $17.3 million to $300.0 at September 30, 2009 from $317.3 million at December 31, 2008. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter or first nine months of 2009 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2009 are disclosed in Note E.
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
Litigation
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of FASB ASC, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of FASB ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
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
     The City of Milwaukee proceeding was initiated in April 2001 against Mautz Paint Co. and NL Industries, Inc. On November 7, 2001, the Company acquired certain assets of Mautz Paint Co. and agreed (under terms and conditions set forth in the purchase agreement) to defend and indemnify Mautz Paint Co. for its liability, if any, to the City of Milwaukee in this action. The City’s complaint included claims for continuing public nuisance, restitution, conspiracy, negligence, strict liability, failure to warn and violation of Wisconsin’s trade practices statute. Following various pre-trial proceedings during which several of the City’s claims were dismissed by the court or voluntarily dismissed by the City, on August 13, 2003, the trial court granted defendants’ motion for summary judgment on the remaining claims. The City appealed and, on November 9, 2004, the Wisconsin Court of Appeals reversed the trial court’s decision and remanded the claims for public nuisance, conspiracy and restitution to the trial court. On February 13, 2007, the trial court entered an order severing and staying the claims against Mautz Paint Co. The action against NL Industries proceeded to trial and the jury found that the presence of lead paint in Milwaukee is a public nuisance, but that NL Industries was not at fault for the public nuisance. The City of Milwaukee appealed the jury verdict finding that NL Industries did not intentionally cause a public nuisance and the Wisconsin Court of Appeals affirmed the trial court’s final judgment. The City of Milwaukee filed a petition for review with the Wisconsin Supreme Court to review the Wisconsin Court of Appeals’ decision. The Wisconsin Supreme Court denied the City of Milwaukee’s petition to review the Wisconsin Court of Appeals’ decision. On September 25, 2009, the trial court dismissed the case, with prejudice, against Mautz Paint Co. pursuant to a stipulation of the parties. This dismissal concluded the case in favor of the Company.
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
Shareholders’ Equity
Shareholders’ equity increased $97.2 million to $1.703 billion at September 30, 2009 from $1.606 billion at December 31, 2008 and decreased $35.4 million from $1.738 billion at September 30, 2008. The increase in Shareholders’ equity resulted primarily from increased retained earnings, increased common stock and other capital resulting from stock option exercises and, in the first nine months of 2009, a decrease in Cumulative other comprehensive loss. Partially offsetting the increase in equity in the first nine months were the purchases of treasury stock for $276.2 million. Purchases of treasury stock for $289.8 million since September 30, 2008 and an increase in Cumulative other comprehensive loss of $112.7 million in twelve months due primarily to losses associated with Deferred pension assets, net of taxes more than offset the increases in twelve months. During the first nine months of 2009, the Company purchased 4,878,000 shares of its common stock for treasury purposes through open market purchases. The Company purchased 5,128,000 shares of its common stock since September 30, 2008 for treasury. The Company acquires its common stock for general corporate purposes and, depending on its cash position and market conditions it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2009 to purchase 14.87 million shares of its common stock.

Total increases in common stock and other capital of $54.5 million during the first nine months of 2009 and $114.7 million during the last twelve months were due primarily to the recognition of stock-based compensation expense and stock option exercises. Retained earnings increased $246.9 million during the first nine months due to net income after taxes exceeding $124.6 million in cash dividends paid and increased $256.1 million from September 30, 2008 due to net income that was only partially offset by $165.6 million in cash dividends paid. At a meeting held on July 16, 2009, the Board of Directors increased the quarterly cash dividend from $.35 per common share to $.355 per common share for the third time in 2009. This quarterly dividend, if approved in the remaining quarter of 2009, would result in an annual dividend for 2009 of $1.42 per common share or a 35.5 percent payout of 2008 diluted net income per common share. The Board of Directors considered the increase in the proposed cash dividend payout for 2009 appropriate, representing a percentage payout of 2008 diluted net income per common share exceeding 30.0 percent, in respect to the Net operating cash achieved by the Company and the anticipated short-term negative impact on the Company’s earnings of the current economic malaise.
Cash Flow
Net operating cash increased $23.1 million in nine months of 2009 to $615.6 million from $592.6 million in 2008 primarily due to a net decrease in cash used to fund working capital requirements of $46.8 million that was partially offset by an increase in costs incurred for environmental matters of $14.1 million and a reduction in net income adjusted for non-cash items of $8.2 million. In the twelve month period from October 1, 2008 through September 30, 2009, the Company generated net operating cash of $899.3 million and invested $34.3 million in acquisitions, $89.0 million in capital additions and improvements, reduced its total debt $313.3 million, purchased $289.8 million in treasury stock and paid $165.6 million in cash dividends to its shareholders of common stock. Since the beginning of 2008, the Company acquired five companies that have been included in the consolidated financial results of the Company since the date of acquisition. See Note N for a full description of all acquisitions.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first nine months of 2009, the Company entered into option and forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company also entered into swaps in the first nine months of 2009 to partially hedge forecasted future commodity purchases. These hedging contracts were designated as cash flow hedges and were insignificant at September 30, 2009. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. At September 30, 2009, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreement contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the third quarter and first nine months by segment:

(thousands of dollars)	2009	Change	2008
Three months ended September 30:
Paint Stores Group	$1,220,717	-13%	$1,410,461
Consumer Group	330,450	-7%	355,669
Global Finishes Group	444,138	-11%	500,772
Administrative	1,604	-9%	1,756

Net sales	$1,996,909	-12%	$2,268,658

Nine months ended September 30:
Paint Stores Group	$3,289,164	-13%	$3,796,645
Consumer Group	985,090	-4%	1,026,483
Global Finishes Group	1,216,340	-16%	1,451,545
Administrative	4,819	-8%	5,212

Net sales	$5,495,413	-13%	$6,279,885

Consolidated net sales decreased in the third quarter and first nine months of 2009 due primarily to weak paint sales volume and unfavorable foreign currency translation rate changes partially offset by the impact of five acquisitions completed since the beginning of 2008.
Net sales of all consolidated foreign subsidiaries were down 9.4 percent to $271.5 million in the quarter and down 14.8 percent to $739.5 million in the first nine months versus $299.7 million and $867.8 million in comparable periods last year. The decreases in net sales for all consolidated foreign subsidiaries in the quarter and first nine months were due to a 17.5 percent negative impact of foreign currency exchange rates in the quarter and a 12.9 percent negative impact in the first nine months. Acquisitions added 2.4 percent to net sales of all consolidated foreign subsidiaries in the quarter and 3.0 percent in the first nine months. Net sales of all operations other than consolidated foreign subsidiaries were down 12.4 percent to $1.73 billion in the quarter and down 12.1 percent to $4.76 billion in nine months as compared to $1.97 billion and $5.41 billion in the same periods last year.
Net sales in the Paint Stores Group decreased due primarily to continuing weak residential and commercial architectural paint sales volumes and lower sales in industrial coatings and non-paint categories partially offset by improving DIY customer sales. Net sales from stores open for more than twelve calendar months decreased 13.5 percent in the quarter and 13.3 percent in the first nine months over last year’s comparable periods. Total paint sales volume percentage decreases were in the high-teens for the quarter and first nine months as compared to the third quarter and first nine months last year. Sales of non-paint products decreased by 15.6 percent over last year’s third quarter and decreased 16.3 percent over last year’s first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group decreased due primarily to lower volume sales to most of the Group’s retail customers partially offset by additional sales to existing customers related to new products.
The Global Finishes Group’s net sales decreased when stated in U.S. dollars due primarily to lower paint sales volume and unfavorable currency translation rate changes that were partially offset by acquisitions and selling price increases. Unfavorable currency translation rate changes decreased net sales of this Group in U.S. dollars by 6.4 percent in the quarter and by 8.4 percent in the first nine months. Acquisitions increased net sales of the Global Finishes Group by 1.4 percent in the quarter and by 1.8 percent in the first nine months.
Shown below are segment profit and the percent change for the third quarter and first nine months by segment:

(thousands of dollars)	2009	Change	2008
Three months ended September 30:
Paint Stores Group	$230,193	-4%	$240,999
Consumer Group	56,473	115%	26,320
Global Finishes Group	29,658	-35%	45,337
Administrative	(57,676)	24%	(46,514)

Income before income taxes	$258,648	-3%	$266,142

Nine months ended September 30:
Paint Stores Group	$480,261	-10%	$534,736
Consumer Group	152,762	19%	127,929
Global Finishes Group	66,120	-52%	136,438
Administrative	(157,479)	-4%	(163,760)

Income before income taxes	$541,664	-15%	$635,343

Consolidated income before income taxes was unfavorably impacted by a reduction in gross profit of $31.5 million in the third quarter and $209.0 million in the first nine months of 2009 compared to the same periods in 2008. As a percent of sales, consolidated gross profit increased to 46.5 percent in the quarter from 42.3 percent in the third quarter of 2008 and improved to 45.6 percent in the first nine months of 2009 from 43.2 percent last year. The dollar decreases in consolidated gross profit relate solely to the decline in sales volume and related costs, including unfavorable currency translation rates. The increases as a percent to sales were due primarily to price increases initiated over the past eighteen months, cost control efforts primarily in the Consumer Group and improved freight and other distribution costs partially offset by incremental site closing costs. Selling, general and administrative expenses (SG&A) decreased $27.1 million in the quarter and $93.9 million in the first nine months of 2009 versus last year due primarily to good expense control throughout the Company partially offset by incremental store closing costs. As a percent of sales, consolidated SG&A increased to 32.8 percent in the quarter and to 34.9 percent in the first nine months from 30.0 percent in the third quarter and 32.0 percent in the first nine months of 2008.
The Paint Stores Group’s gross profit in the third quarter was lower than last year by $42.2 million and lower than last year in the first nine months by $139.5 million due to lower paint sales volume and lower non-paint sales. The Paint Stores Group’s gross profit margins in the quarter and nine months were up more than consolidated margins in the same periods due primarily to reductions in freight and distribution costs and a favorable product sales mix. The Consumer Group’s gross profit increased from last year by $31.4 million in the quarter due primarily to cost control efforts and reductions in freight and related distribution costs. Third quarter gross profit margins approached a more normal level in 2009 versus last year’s depressed gross profit margins caused by rapidly escalating raw material costs. Consumer Group’s gross profit in the first nine months increased from last year by $26.2 million due primarily to cost control efforts and reductions in freight and related distribution costs partially offset by lower sales, lower volume throughput in the manufacturing and distribution facilities and incremental costs related to site closings. Consumer Group’s gross profit margins were up compared to the comparable periods last year as cost control efforts of the past eighteen months and reduced site expenses helped overall profitability. The Global Finishes Group’s gross profit decreased $16.5 million in the third quarter and $94.2 million in the first nine months when stated in U.S. dollars due to decreased sales volume, unfavorable currency translation rates and increased manufacturing and distribution costs relating to lower production and sales volumes. The Global Finishes Group’s gross profit margins in the quarter and nine months were down slightly compared to the comparable periods last year. Unfavorable currency translation rate changes decreased the Group’s gross profit by $10.8 million in the quarter and $41.6 million in the first nine months.
In the Paint Stores Group, SG&A decreased $25.1 million in the quarter and $58.8 million in the first nine months due primarily to good expense control in relation to soft sales volumes partially offset by some incremental costs related to store closings. The Consumer Group’s SG&A increased $3.3 million in the quarter and $6.7 million in the first nine months due primarily to the impact of acquisitions. The Global Finishes Group’s SG&A decreased $9.3 million in the quarter and $34.2 million in the first nine months relating primarily to unfavorable currency translation rate changes of $7.6 million in the quarter and $31.2 million in the first nine months partially offset by acquisition expenses.
Administrative expenses in the third quarter of 2009 increased $11.2 million over 2008 due primarily to an increase of $8.3 million in provisions for environmental-related matters and increased benefit costs not directly related to the Reportable Operating Segments that were partially offset by a reduction in interest expense of $6.7 million. Administrative expenses decreased $6.3 million in the first nine months versus 2008 due primarily to reductions in interest expense of $20.0 million and a reduction in stock based compensation of $7.0 million in the first quarter of 2009 partially offset by an increase of $16.8 million in provisions for environmental-related matters and increased benefit costs not directly related to the Reportable Operating Segments.
Consolidated income before income taxes decreased $7.5 million in the third quarter and decreased $93.7 million in the first nine months of 2009 due primarily to the lower segment profits of the Reportable Operating Segments partially offset by the reduction in administrative expenses.
The effective tax rate for the third quarter of 32.3 percent and 31.6 percent for the first nine months were below the effective tax rates for the third quarter and first nine months of 2008 of 33.5 percent and 32.8 percent, respectively.
Net income for the quarter decreased $1.9 million to $175.2 million from $177.1 million in the third quarter of 2008 and decreased $56.2 million to $370.5 million from $426.7 million in the first nine months of 2008. Diluted net income per common share in the quarter increased 0.7 percent to $1.51 per share from $1.50 per share in the third quarter of 2008 and decreased in the first nine months 11.2 percent to $3.17 per share from $3.57 per share in the first nine months of 2008 as lower net income exceeded the impact of a lower tax rate and the reduction in the diluted average shares and equivalents outstanding from the comparable periods of 2008.
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

	Three months ended September 30,		Nine months ended September 30,
(thousands of dollars)	2009	2008	2009	2008
Net income	$175,208	$177,081	$370,510	$426,710
Interest expense	8,471	15,200	31,029	51,006
Income taxes	83,440	89,061	171,154	208,633
Depreciation	36,411	36,182	109,611	107,330
Amortization	6,623	6,213	18,819	16,887

EBITDA	$310,153	$323,737	$701,123	$810,566

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, on January 27, 2006, the Company received correspondence from the United States Attorney’s Office in Los Angeles, California informing the Company that it was a target of a grand jury investigation in connection with claimed violations of environmental laws relating to the handling and shipment of used drums and containers at the Company’s Garland, Texas manufacturing facility. The Company has been informed by the United States Attorney’s Office that it has declined prosecution of the Company thereby concluding the investigation.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

	Total		Number of Shares	Number of Shares
	Number of	Average	Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Plan	the Plan
July 1 — July 31
Share repurchase program (1)	111,088	$54.25	111,088	18,638,912
Employee transactions				NA

August 1 — August 31
Share repurchase program (1)	1,406,353	$60.40	1,406,353	17,232,559
Employee transactions				NA

September 1 — September 30
Share repurchase program (1)	2,360,164	$59.52	2,360,164	14,872,395
Employee transactions				NA

Total
Share repurchase program (1)	3,877,605	$59.69	3,877,605	14,872,395
Employee transactions				NA

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at September 30, 2009 to purchase 14,872,395 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

Item 6. Exhibits.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
October 27, 2009	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

October 27, 2009	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document