Form 10-K
period 2009-12-31
SHERWIN WILLIAMS CO
filed 2010-02-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At January 31, 2010, 109,565,728 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2009 was $6,231,518,290 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2009 (“2009 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

Portions of our Proxy Statement for the 2010 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2009 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

		Page

PART I
Item 1.	Business	1
	Cautionary Statement Regarding Forward-Looking Information	5
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
	Executive Officers of the Registrant	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A.	Controls and Procedures	17
Item 9B.	Other Information	17

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	18
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions, and Director Independence	19
Item 14.	Principal Accountant Fees and Services	19

PART IV
Item 15.	Exhibits and Financial Statement Schedules	20
	Signatures	21
	Exhibit Index	22
EX-4.B
EX-10.B
EX-10.C
EX-10.D
EX-10.E
EX-10.F
EX-10.G
EX-10.J
EX-10.L
EX-10.M
EX-13
EX-21
EX-23
EX-24.A
EX-24.B
EX-31.A
EX-31.B
EX-32.A
EX-32.B
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

Basis of Reportable Segments

We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have three reportable operating segments: Paint Stores Group, Consumer Group and Global Finishes Group (collectively, the “Reportable Operating Segments”). Factors considered in determining our Reportable Operating Segments include the nature of the business activities, existence of managers responsible for the operating and administrative activities and information presented to our Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Operating Segments, see pages 5 through 7 of our 2009 Annual Report, which is incorporated herein by reference.

The Company’s chief operating decision maker (CODM) has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Operating Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Operating Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Operating Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 44 through 50 of our 2009 Annual Report, which is incorporated herein by reference.

Paint Stores Group

The Paint Stores Group consisted of 3,354 company-operated specialty paint stores in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten and Jamaica at December 31, 2009. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-

use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, industrial and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer and Global Finishes Groups. In addition, each store sells selected purchased associated products. During 2009, this segment opened 8 net new stores, consisting of 53 new stores opened (44 in the United States, 7 in Canada, 1 in Jamaica and 1 in St. Maarten) and 45 stores closed (in the United States). In 2008, this segment opened 21 net new stores (14 in the United States). In 2007, there were 172 stores acquired and 107 net new stores opened (81 in the United States). The loss of any single customer would not have a material adverse effect on the business of this segment. A map on page 10 of our 2009 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic locations.

Consumer Group

The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 51 percent of the total sales of the Consumer Group in 2009, including inter-segment transfers, represented products sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures.

Global Finishes Group

The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, industrial and marine products, automotive finishes and refinish products, OEM coatings and related products in North and South America, Europe and Asia. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s 539 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2009, this segment opened 18 new branches (8 in the United States, 1 in Canada, 6 in South America and 3 in India) and closed 20 (1 in South America, 15 in the United States and 4 in Mexico) for a net reduction of 2 branches. At December 31, 2009, the Global Finishes Group consisted of operations in the United States, subsidiaries in 14 foreign countries, 4 foreign joint ventures and income from licensing agreements in 16 foreign countries. A map on page 10 of our 2009 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.

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

Segment Financial Information

For financial information regarding our Reportable Operating Segments, including net external sales, segment profit, identifiable assets and other information by segment, see Note 19 of the Notes to Consolidated Financial Statements on pages 75 through 77 of our 2009 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

Financial and other information regarding domestic and foreign operations is set forth in Note 19 of the Notes to Consolidated Financial Statements on page 76 of our 2009 Annual Report, which is incorporated herein by reference.

Additional information regarding risks attendant to foreign operations is set forth on page 29 of our 2009 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

For additional information regarding our business and business developments, see pages 5 through 10 of our 2009 Annual Report and the “Letter to Shareholders” on pages 1 through 4 of our 2009 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

Raw materials and fuel supplies are generally available from various sources in sufficient quantities that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2010. There are sufficient suppliers of each product purchased for resale that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2010.

Seasonality

The majority of the sales for the Reportable Operating Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.

Working Capital

In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 19 through 30 of our 2009 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each Reportable Operating Segment are set forth below.

•	Paint Stores Group: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, ProGreen®, Harmony®, Woodscapes®, Deckscapes®, Cashmere®, ProClassic®, Duration®, Duron®, Columbiatm and MABtm.

•	Consumer Group: Thompson’s® WaterSeal®, Dutch Boy®, Cuprinol®, Pratt & Lambert®, Martin Senour®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate Dispersionstm, DobcoTM, RonsealTM, Tri-Flow®, Kool Seal®, Snow Roof®, AltaxTM, Sprayon®, Uniflex® and VHT®.

•	Global Finishes Group: Sherwin-Williams®, Martin Senour®, Lazzuril®, Excelo®, Baco®, Planet Color®, Ultra-Cure®, Dutch Boy®, Krylon®, Kem Tone®, Kem Aqua®, Pratt & Lambert®, Minwax®, Sher-Wood®,

Powdura®, Polane®, ColorginTM, SumareTM, AndinaTM, MarsonTM, Thompson’s® WaterSeal®, Metalatex®, Euronavy®, Inchemtm, Novacortm, Loxon®, Napkotm, AWX® and Ultratm.

Patents

Although patents and licenses are not of material importance to our business as a whole or any segment, the Global Finishes Group derives a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

Backlog orders are not significant in the business of any Reportable Operating Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2010.

Research and Development

For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 47 of our 2009 Annual Report, which is incorporated herein by reference.

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

Employees

We employed 29,220 persons at December 31, 2009.

Environmental Compliance

For additional information regarding environmental-related matters, see pages 22 through 24 of our 2009 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9 and 14 of the Notes to Consolidated Financial Statements on pages 46, 63 through 65, and 72, respectively, of our 2009 Annual Report, which is incorporated herein by reference.

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

Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	the duration and severity of the current negative global economic and financial conditions;

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

•	our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;

•	risks and uncertainties associated with our ownership of Life Shield Engineered Systems, LLC;

•	changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•	risks and uncertainties associated with our expansion into and our operations in Asia, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors;

•	the achievement of growth in developing markets, such as Asia, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental-related activities;

•	other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

•	the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and

•	unusual weather conditions.

Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Any forward-

looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1A.  RISK FACTORS

Described below and elsewhere in this report and other documents that we file from time to time with the Securities and Exchange Commission are risks, uncertainties and other factors that can adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Adverse changes in general business and economic conditions in the United States and worldwide may adversely affect our results of operations, cash flow, liquidity or financial condition.

Adverse changes in general business and economic conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors that adversely affect the demand for our paint, coatings and related products could adversely affect our results of operations, cash flow, liquidity or financial condition.

The duration and severity of the current global economic and financial downturn may adversely affect our results of operations, cash flow, liquidity or financial condition.

A protracted continuation or worsening of the current global economic and financial conditions may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.

We finance a portion of our sales through trade credit. The current global economic and financial conditions have caused some customers to be less profitable and have increased our exposure to credit risk. In addition, due to the tightening of credit markets, some customers who require financing for their businesses have not been able to obtain necessary financing. Continuation of these conditions could limit our ability to collect our accounts receivable, which could adversely affect our results of operations, cash flow, liquidity or financial condition.

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

Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.

We have goodwill and intangible assets recorded on our balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate that such value may not be recoverable. Impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows that may result in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.

We hold investments in equity and debt securities in some of our defined benefit pension plans. A decrease in the value of plan assets resulting from a general financial downturn may cause a negative pension plan investment performance, which may adversely affect our results of operations, cash flow, liquidity or financial condition.

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

During the past three years, the U.S. homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also began to experience a significant decline in 2008. The downturn in each of these segments has contributed to an unprecedented decline in the demand for some of our products and adversely affected our sales and earnings. We cannot predict the duration or severity of the downturn in these segments. Continued downturn in these segments will continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.

Increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.

We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. Although raw materials and energy supplies are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. Many of our paint and coatings products utilize petroleum based derivatives, minerals (including titanium dioxide) and metals.

Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.

We have a large and varied customer base due to our extensive distribution network. During 2009, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels would help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.

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

Net external sales of our consolidated foreign subsidiaries totaled approximately $1.03 billion in 2009, or 14.5% of our total consolidated net sales. Sales outside of the United States make up an important part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.

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

We are subject to a wide variety of complex domestic and foreign laws and regulations, for which compliance could adversely affect our results of operations, cash flow or financial condition.

We are subject to a wide variety of complex domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. From time to time, our Company, our operations and the industries in which we operate are being reviewed or investigated by regulators, which could lead to enforcement actions or the assertion of private litigation claims and damages.

Although we believe that we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means that compliance risks will continue to exist. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, will likely arise from time to time. These investigations, examinations and other proceedings could subject us to significant liability and require us to take significant accruals or pay significant settlements, fines and penalties, which could have a material adverse effect on our results of operations, cash flow or financial condition.

We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. We are affected by changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance. In the ordinary course of our business, we are subject to examinations and investigations by various tax authorities. In addition to existing examinations and investigations, there could be additional examinations and investigations in the future, and existing examinations and investigations could be expanded.

For non-income tax risks, we estimate material loss contingencies and accrue for such loss contingencies as required by U.S. generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingency. In the event the loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material adverse effect on our results of operations or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material adverse effect on our results of operations, cash flow or financial condition for the annual or interim period during which such liability is accrued or paid. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we assess that there is not a greater than 50% likelihood that such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our results of operations, cash flow or financial position for the annual or interim period during which such liability is accrued or paid.

We are required to comply with numerous complex and increasingly stringent domestic and foreign health, safety and environmental laws and regulations, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.

Our operations are subject to various domestic and foreign health, safety and environmental laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. We expect health, safety and environmental laws and regulations to impose increasingly stringent requirements upon our industry and us in the future. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.

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

In the course of our business, we are subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred even if the possibility may be remote.

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

We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 18 of our 2009 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 26 through 29 of our 2009 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 of the Notes to Consolidated Financial Statements on pages 65 through 68 of our 2009 Annual Report.

The costs or potential liability ultimately determined to be attributable to us through our ownership of Life Shield could have an adverse effect on our results of operations, cash flow, liquidity or financial condition.

We own Life Shield Engineered Systems, LLC. Life Shield develops and manufactures blast and fragment mitigating systems and ballistic resistant systems. The blast and fragment mitigating systems and ballistic resistant systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss these risks and uncertainties in more detail on pages 25 and 26 of our 2009 Annual Report under the caption “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

CONSUMER GROUP

Manufacturing Facilities

Andover, Kansas
Baltimore, Maryland
Bedford Heights, Ohio
Beltsville, Maryland
Chicago, Illinois
Cincinnati, Ohio
Coffeyville, Kansas
Crisfield, Maryland
Ennis, Texas
Fernley, Nevada
Flora, Illinois
Fort Erie, Ontario, Canada
Garland, Texas
Greensboro, North Carolina	Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned	Grodzisk Wielkopolski, Poland
Holland, Michigan
Homewood, Illinois
Lawrenceville, Georgia
Memphis, Tennessee
Morrow, Georgia
Norfolk, Virginia
Orlando, Florida
Portland, Oregon
Sheffield, England
South Holland, Illinois
Szamotuly, Poland
Terre Haute, Indiana
Victorville, California	Leased Owned Owned Owned Owned Owned Leased Owned Leased Owned Owned Owned Owned Owned

Distribution Facilities

Buford, Georgia Effingham, Illinois Fredericksburg, Pennsylvania Reno, Nevada Sheffield, England	Leased Leased Owned Leased Owned	Swaffham, England Szamotuly, Poland Waco, Texas Winter Haven, Florida	Leased Owned Leased Owned

GLOBAL FINISHES GROUP

Manufacturing Facilities

Arlington, Texas
Binh Duong Province, Vietnam
Buenos Aires, Argentina
Columbus, Ohio
Dongguan, China
Greensboro, North Carolina
Grimsby, Ontario, Canada
Grove City, Ohio
Manchester, Georgia
Monterrey, Mexico (2)
Montevideo City, Uruguay
Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned	Mumbai (Paloja), India
Ontario, California
Pasir Gudang, Johor, Malaysia
Richmond, Kentucky
Rockford, Illinois
Santiago, Chile
Sao Paulo, Brazil (3)
Shanghai, China
Texcoco, Mexico
Vallejo, Mexico
Zhao Qing, China	Owned Leased Owned Owned Leased Owned Owned Leased Owned Owned Leased

Distribution Facilities

Buenos Aires, Argentina Guadalajara, Mexico Hermosilla, Mexico Lima, Peru Maceio, Brazil Mechelen, Belgium Mexico City, Mexico Monterrey, Mexico (3) Montevideo City, Uruguay Perpignan, France	Owned Leased Leased Leased Leased Leased Owned Owned Owned Leased	Richmond, Kentucky Santiago, Chile Santiago, Chile Sao Paulo, Brazil (3) Shanghai, China Texcoco, Mexico Tijuana, Mexico Valencia, Venezuela Vallejo, Mexico	Owned Leased Owned Owned Owned Owned Leased Leased Owned

The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 3,354 company-operated specialty paint stores, of which 215 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten and Jamaica at December 31, 2009. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2009:

•	the Mid Western Division operated 888 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 799 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 868 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago, St. Maarten and Virgin Islands; and

•	the South Western Division operated 799 paint stores in the central plains and the lower west coast states.

In 2009, the Paint Stores Group opened 8 net new paint stores, consisting of 53 new stores opened (44 in the United States) and 45 stores closed (in the United States).

The Global Finishes Group operated 252 branches in the United States, of which 9 were owned, at December 31, 2009. The Global Finishes Group also operated 287 branches, of which 7 were owned, at December 31, 2009, consisting of branches in Mexico (106), Brazil (84), Chile (48), Canada (26), Uruguay (10), Argentina (5), India (5) and Peru (3). During 2009, the Global Finishes Group opened 18 new branches (8 in the United States, 1 in Canada, 6 in South America and 3 in India) and closed 20 (15 in the United States, 4 in Mexico and 1 in South America).

All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

For additional information regarding real property leases, see Note 18 of the Notes to Consolidated Financial Statements on page 75 of our 2009 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding environmental-related matters and other legal proceedings, see pages 22 through 24, and 26 through 29, of our 2009 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9, 10 and 14 of the Notes to Consolidated Financial Statements on pages 46, 63 through 65, 65 through 68, and 72, respectively, of our 2009 Annual Report, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is the name, age and present position of each of our executive officers at February 17, 2010, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	53	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	46	President and Chief Operating Officer	1999
Sean P. Hennessy	52	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	52	Senior Vice President — Human Resources	1997
Timothy A. Knight	45	Senior Vice President — Corporate Planning and Development	2005
Thomas W. Seitz	61	Senior Vice President — Strategic Excellence Initiatives	1999
Louis E. Stellato	59	Senior Vice President, General Counsel and Secretary	1989
Robert J. Wells	52	Senior Vice President — Corporate Communications and Public Affairs	2006
John L. Ault	63	Vice President — Corporate Controller	1987
George E. Heath	44	President, Global Finishes Group	2008
Steven J. Oberfeld	57	President, Paint Stores Group	2006

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

Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2010 was 9,113.

Information regarding market prices and dividend information with respect to our common stock is set forth on page 79 of our 2009 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 9 of our 2009 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2009.

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	That May
	Number of	Average Price	Part of	Yet Be
	Shares	Paid Per	Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 1 – October 31
Share repurchase program(1)	392,937	$57.25	392,937	14,479,458
November 1 – November 30
Share repurchase program(1)	1,890,709	$59.94	1,890,709	12,588,749
December 1 – December 31
Share repurchase program(1)	1,838,749	$61.86	1,838,749	10,750,000

Total
Share repurchase program(1)	4,122,395	$60.54	4,122,395	10,750,000

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30,000,000 shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at December 31, 2009 to purchase 10,750,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

ITEM 6.  SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2009		2008		2007		2006		2005

Operations
Net sales	$7,094		$7,980		$8,005		$7,810		$7,191
Net income	436		477		616		576		463
Financial Position
Total assets	$4,324		$4,416		$4,855		$4,995		$4,369
Long-term debt	783		304		293		292		487
Ratio of earnings to fixed charges (a)	5.6	x	5.6	x	7.0	x	7.0	x	6.7	x
Per Common Share Data
Net income — basic	$3.84		$4.08		$4.84		$4.31		$3.39
Net income — diluted	3.78		4.00		4.70		4.19		3.28
Cash dividends	1.42		1.40		1.26		1.00		.82

(a)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income before income taxes and minority interest plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. The following schedule includes the figures used to calculate the ratios:

	2009	2008	2007	2006	2005

Earnings	$623	$714	$913	$834	$656
Fixed charges:
Interest expense, net	40	66	72	67	50
Interest component of rent expense	94	90	81	72	65

Total fixed charges	134	156	153	139	115

Earnings and fixed charges	$757	$870	$1,066	$973	$771

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 13 through 35 of our 2009 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts and commodity swaps during 2009 to hedge against value changes in foreign currency and commodities. There were no contracts outstanding at December 31, 2009. Foreign currency option and forward contracts are described in Note 14 of the Notes to Consolidated Financial Statements on page 72 of our 2009 Annual Report. Commodity swaps are described in Note 1 of the Notes to Consolidated Financial Statements on page 45 of our 2009 Annual Report. We believe we may experience continuing losses from foreign currency and commodity price fluctuations. However, we do not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is set forth on pages 38 through 77 of our 2009 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 17 of the Notes to Consolidated Financial Statements on pages 74 and 75 of our 2009 Annual Report, which is incorporated herein by reference.

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

Internal Control Over Financial Reporting

The “Report of Management on Internal Control over Financial Reporting” is set forth on page 36 of our 2009 Annual Report, which is incorporated herein by reference.

The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 37 of our 2009 Annual Report, which is incorporated herein by reference.

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

Directors

The information regarding our directors is set forth under the captions “Election of Directors (Proposal 1)” and “Experience, Qualifications, Attributes and Skills of Directors and Nominees” in our Proxy Statement, which is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2009. Please refer to the information set forth under the caption “Board Meetings and Committee Membership — Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

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

Audit Committee

The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts are set forth under the caption “Board Meetings and Committee Membership” in our Proxy Statement, which is incorporated herein by reference.

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

The information required by this item is set forth on pages 35 through 48 of our Proxy Statement and under the captions “Compensation Committee Report,” “ Compensation Risk Assessment,” “Compensation Discussion and Analysis,” “2009 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, which is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2009 Annual Report are incorporated by reference in Item 8.
		(i)	Report of Management on the Consolidated Financial Statements (page 38 of our 2009 Annual Report);
		(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 39 of our 2009 Annual Report);
		(iii)	Statements of Consolidated Income for the years ended December 31, 2009, 2008 and 2007 (page 40 of our 2009 Annual Report);
		(iv)	Consolidated Balance Sheets at December 31, 2009, 2008 and 2007 (page 41 of our 2009 Annual Report);
		(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2009, 2008 and 2007 (page 42 of our 2009 Annual Report);
		(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007 (page 43 of our 2009 Annual Report); and
		(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007 (pages 44 through 77 of our 2009 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2009	2008	2007

Beginning balance	$40,760	$29,593	$23,072
Amount acquired through acquisitions	92	91	7,513
Bad debt expense	36,219	59,157	37,070
Uncollectible accounts written off, net of recoveries	(32,316)	(48,081)	(38,062)

Ending balance	$44,755	$40,760	$29,593

Bad debt expense and uncollectible accounts written off increased in 2008 primarily due to increased activity in accounts doubtful of collection.

(3)	Exhibits
See the Exhibit Index on pages 22 through 25 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2010.
THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. Stellato
  L. E. Stellato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010.

* C. M. Connor C. M. Connor	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

* S. P. Hennessy S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* J. L. Ault J. L. Ault	Vice President — Corporate Controller (Principal Accounting Officer)

* A. F. Anton A. F. Anton	Director

* J. C. Boland J. C. Boland	Director

* D. F. Hodnik D. F. Hodnik	Director

* T. G. Kadien T. G. Kadien	Director

* S. J. Kropf S. J. Kropf	Director

* G. E. McCullough G. E. McCullough	Director

* A. M. Mixon, III A. M. Mixon, III	Director

* C. E. Moll C. E. Moll	Director

* R. K. Smucker R. K. Smucker	Director

* J. M. Stropki, JR. J. M. Stropki, Jr.	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. Stellato L. E. Stellato, Attorney-in-fact	February 24, 2010

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
	(b)	Regulations of the Company, as amended and restated April 28, 2004, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2004, and incorporated herein by reference.
4.	(a)	Indenture between the Company and The Bank of New York Mellon (as successor to Chemical Bank), as trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	First Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee, dated as of December 21, 2009 (filed herewith).
	(c)	Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(d)	Credit Agreement, dated as of January 8, 2010, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 8, 2010, and incorporated herein by reference.
	(e)	Second Amendment and Restatement Agreement, dated as of December 8, 2005, in respect of the Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of July 19, 2004, as amended and restated as of July 20, 2005, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 8, 2005, and incorporated herein by reference.
	(f)	Modification, dated as of March 15, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 8, 2005, by and among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 15, 2006, and incorporated herein by reference.
	(g)	First Amendment, dated as of May 30, 2008, to the Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 8, 2005, by and among the Company, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 30, 2008, and incorporated herein by reference.
	(h)	Five Year Credit Agreement, dated as of May 23, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(i)	Agreement for Letter of Credit, dated as of May 23, 2006, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(j)	Five Year Credit Agreement Amendment, dated as of July 24, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report of Form 8-K dated July 24, 2006, and incorporated herein by reference.
	(k)	Five Year Credit Agreement, dated as of April 26, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.
	(l)	Agreement for Letter of Credit, dated as of April 26, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

	(m)	Five Year Credit Agreement, dated as of August 28, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
	(n)	Agreement for Letter of Credit, dated as of August 28, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
	(o)	Five Year Credit Agreement Amendment No. 1, dated as of September 17, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.
	(p)	Five Year Credit Agreement Amendment No. 2, dated as of September 25, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 25, 2007, and incorporated herein by reference.
10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).
	*(c)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).
	*(d)	Forms of Amended and Restated Severance Agreements (filed herewith).
	*(e)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(d) (filed herewith).
	*(f)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (as Amended and Restated) (filed herewith).
	*(g)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (as Amended and Restated) (filed herewith).
	*(h)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(i)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(j)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (as Amended and Restated) (filed herewith).
	*(k)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
	*(l)	Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan (filed herewith).
	*(m)	The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan (filed herewith).
	*(n)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
	*(o)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

	*(p)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
	*(q)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
	*(r)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
	*(s)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
	*(t)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
	*(u)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
	*(v)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
	*(w)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
	*(x)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
	*(y)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
	*(z)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 16, 2010, and incorporated herein by reference.
	*(aa)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
	*(bb)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
	*(cc)	Form of Individual Grantor Trust Participation Agreement filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
	*(dd)	The Sherwin-Williams Company Business Travel Accident Insurance Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
	*(ee)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
13.		Our 2009 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2009 Annual Report which are specifically incorporated by reference in this report, our 2009 Annual Report shall not be deemed “filed” as part of this report.

21.	Subsidiaries (filed herewith).
23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24. (a)	Powers of Attorney (filed herewith).
(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31. (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32. (a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.