Form 10-Q
period 2010-03-31
SHERWIN WILLIAMS CO
filed 2010-04-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 109,735,117 shares as of March 31, 2010.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 2. Unregistered Sales of Securities and Use of Proceeds	44
Item 5. Other Information	45
Item 6. Exhibits	46

SIGNATURES	47
INDEX TO EXHIBITS	48
EX-4(a)
EX-10(a)
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended
	March 31,
	2010	2009
Net sales	$1,565,482	$1,550,677
Cost of goods sold	873,514	870,071
Gross profit	691,968	680,606
Percent to net sales	44.2%	43.9%
Selling, general and administrative expenses	612,875	608,848
Percent to net sales	39.1%	39.3%
Other general expense — net	1,906	10,405
Interest expense	11,570	12,202
Interest and net investment income	(639)	(636)
Other expense (income) — net	6,798	(1,106)

Income before income taxes	59,458	50,893
Income taxes	26,855	13,614

Net income	$32,603	$37,279

Net income per common share:
Basic	$0.30	$0.32

Diluted	$0.30	$0.32

Average shares outstanding — basic	107,959,598	115,946,629

Average shares and equivalents outstanding — diluted	110,247,174	118,029,772

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31,	December 31,	March 31,
	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$91,173	$69,329	$42,245
Accounts receivable, less allowance	797,816	696,055	785,640
Inventories:
Finished goods	673,244	630,683	734,168
Work in process and raw materials	114,072	107,805	104,648

	787,316	738,488	838,816
Deferred income taxes	121,142	121,276	97,676
Other current assets	152,951	144,871	143,312

Total current assets	1,950,398	1,770,019	1,907,689

Goodwill	1,014,911	1,014,825	1,009,069
Intangible assets	273,377	279,413	299,629
Deferred pension assets	247,145	245,301	214,816
Other assets	215,593	195,612	132,684

Property, plant and equipment:
Land	84,408	85,166	85,383
Buildings	594,858	600,687	585,175
Machinery and equipment	1,514,084	1,512,218	1,521,639
Construction in progress	24,954	23,086	21,743

	2,218,304	2,221,157	2,213,940
Less allowances for depreciation	1,410,582	1,402,472	1,365,471

	807,722	818,685	848,469

Total Assets	$4,509,146	$4,323,855	$4,412,356

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$245,474	$22,674	$765,130
Accounts payable	705,309	674,766	629,965
Compensation and taxes withheld	140,900	176,538	127,151
Accrued taxes	62,408	76,499	51,436
Current portion of long-term debt	12,180	12,267	14,988
Other accruals	391,471	430,924	373,482

Total current liabilities	1,557,742	1,393,668	1,962,152

Long-term debt	783,082	782,670	297,754
Postretirement benefits other than pensions	284,228	283,784	249,384
Other long-term liabilities	388,948	372,783	321,107

Shareholders’ equity:
Common stock — $1.00 par value:
109,735,117, 109,436,869 and 117,092,100 shares outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively	229,453	228,647	227,793
Preferred stock — convertible, no par value:
216,753 shares outstanding at March 31, 2010, December 31, 2009 and March 31, 2009	216,753	216,753	216,753
Unearned ESOP compensation	(216,753)	(216,753)	(216,753)
Other capital	1,101,594	1,068,963	1,026,439
Retained earnings	4,511,663	4,518,428	4,241,586
Treasury stock, at cost	(4,040,580)	(4,007,633)	(3,499,045)
Cumulative other comprehensive loss	(306,984)	(317,455)	(414,814)

Total shareholders’ equity	1,495,146	1,490,950	1,581,959

Total Liabilities and Shareholders’ Equity	$4,509,146	$4,323,855	$4,412,356

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	March 31,	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$32,603	$37,279
Adjustments to reconcile net income to net operating cash:
Depreciation	33,103	35,883
Amortization of intangible assets	6,747	6,228
Stock-based compensation expense	10,512	2,352
Provisions for qualified exit costs	164	6,384
Provisions for environmental-related matters	1,937	6,201
Defined benefit pension plans net cost	4,314	9,004
Net increase in postretirement liability	600	700
Other	6,252	4,002
Change in working capital accounts — net	(206,444)	(208,088)
Costs incurred for environmental-related matters	(12,000)	(6,634)
Costs incurred for qualified exit costs	(4,461)	(2,345)
Other	10,855	(3,234)

Net operating cash	(115,818)	(112,268)

INVESTING ACTIVITIES
Capital expenditures	(25,423)	(22,436)
Acquisitions of businesses, net of cash acquired		(13,018)
Proceeds from sale of assets	520	274
Increase in other investments	(17,635)	(15,422)

Net investing cash	(42,538)	(50,602)

FINANCING ACTIVITIES
Net increase in short-term borrowings	222,894	249,587
Net increase (decrease) in long-term borrowings	882	(6,624)
Payments of cash dividends	(39,368)	(41,643)
Proceeds from stock options exercised	19,746	6,907
Income tax effect of stock-based compensation exercises and vesting	3,123	1,407
Treasury stock purchased	(25,771)	(22,310)
Other	(5,960)	(4,275)

Net financing cash	175,546	183,049

Effect of exchange rate changes on cash	4,654	(4,146)

Net increase in cash and cash equivalents	21,844	16,033
Cash and cash equivalents at beginning of year	69,329	26,212

Cash and cash equivalents at end of period	$91,173	$42,245

Income taxes paid	$8,513	$12,661
Interest paid	12,738	18,393
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2010 and 2009
NOTE 1—BASIS OF PRESENTATION
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
There have been no significant changes in critical accounting policies since December 31, 2009. Accounting estimates were revised as necessary during the first three months of 2010 based on new information and changes in facts and circumstances.
In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The Acts eliminate the tax deduction previously allowed for the Medicare Part D subsidy beginning in years after December 31, 2012. The Company recognized the deferred tax effects of the reduced deductibility of the subsidy during the first quarter. The resulting one-time increase in income taxes of $11.4 million reduced first quarter basic and diluted earnings per share by $0.11 and $0.10, respectively. See Note 11.
The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
The consolidated results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-11, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-11 does not have any impact on the Company’s results of operations, financial condition or liquidity.
Effective January 1, 2010, the Company adopted FAS No. 166, “Accounting for Transfers of Financial Assets” (now codified in the Transfers and Servicing Topic of the ASC) and FAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R)” (now codified in the Consolidation Topic of the ASC). FAS No. 166 removes the concept of a qualifying special-purpose entity (SPE) from FAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R). FAS No. 167 changes the analysis that must be performed to determine the primary beneficiary of a variable interest entity (VIE), amends certain guidance in FIN No. 46(R) for determining whether an entity is a VIE and requires enhanced disclosures about involvement with VIEs. The statements do not have a significant impact on the Company’s results of operations, financial condition, liquidity or disclosures.
NOTE 3—DIVIDENDS
Dividends paid on common stock during the first quarter of 2010 and 2009 were $0.360 per common share and $0.355 per common share, respectively.
NOTE 4—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009
Net income	$32,603	$37,279
Foreign currency translation adjustments	6,486	(8,881)
Amortization of net prior service costs and net actuarial losses, net of taxes (1)	3,651	4,639
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes (2)	333	45

Comprehensive income	$43,073	$33,082

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $1,716 and $(2,890) for the three months ended March 31, 2010 and 2009, respectively.

(2)	The tax effect of adjustments of marketable equity securities and derivative instruments used in cash flow hedges was $(213) and $(35) for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2010 and 2009, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2010	2009
Balance at January 1	$22,214	$18,029
Charges to expense	4,108	4,297
Settlements	(4,822)	(4,632)

Balance at March 31	$21,500	$17,694

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 6—EXIT OR DISPOSAL ACTIVITIES
Liabilities associated with exit or disposal activities are recognized as incurred in accordance with the Exit or Disposal Cost Obligations Topic of the ASC. Qualified exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to liabilities accrued for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with the Property, Plant and Equipment Topic of the ASC, and if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value.
In the three months ended March 31, 2010, 3 stores in the Paint Stores Group were closed due to lower demand or redundancy. During the three months ended March 31, 2010, amounts charged to SG&A included qualified exit costs of $.01 million related to 3 closed stores, and amounts charged to Cost of goods sold included $.4 million for severance costs related to a Consumer Group manufacturing facility closed during 2009. Adjustments to prior provisions of $.3 million related to Global Finishes Group facilities closed during 2009 were recorded in Other general expense — net in the three months ended March 31, 2010.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs for the three months ended March 31, 2010:
(Thousands of dollars)

			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	March 31,
Exit Plan	2009	sold or SG&A	accrual	expense - net	2010
Paint Stores Group stores shutdown in 2010:
Other qualified exit costs		$7			$7

Paint Stores Group stores shutdown in 2009:
Other qualified exit costs	$3,213		$(331)		2,882

Consumer Group manufacturing facilities shutdown in 2009:
Severance and related costs	4,532	429	(2,119)		2,842
Other qualified exit costs	2,258		(64)		2,194

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Severance and related costs	204		(92)	$(16)	96
Other qualified exit costs	3,703		(357)	(256)	3,090

Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Severance and related costs	70		(36)		34
Other qualified exit costs	5,426		(532)		4,894

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Severance and related costs	311				311
Other qualified exit costs	83		(15)		68

Global Finishes Group administrative offices and branches shutdown in 2008:
Other qualified exit costs	88		(12)		76

Paint Stores Group manufacturing facility shutdown in 2007:
Other qualified exit costs	1,578		(60)		1,518

Consumer Group manufacturing facility shutdown in 2007:
Other qualified exit costs	2,166				2,166

Other qualified exit costs for facilities shutdown prior to 2003	7,501		(843)		6,658

Totals	$31,133	$436	$(4,461)	$(272)	$26,836

For further details on the Company’s exit or disposal activities, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2010	2009	2010	2009	2010	2009
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$4,189	$5,316	$501	$306	$883	$848
Interest cost	4,440	4,617	1,036	735	4,017	3,924
Expected return on assets	(10,515)	(9,201)	(715)	(453)
Amortization of:
Prior service cost (credit)	415	387	7	11	(164)	(164)
Actuarial loss	4,691	7,208	347	78	326	72

Net periodic benefit cost	$3,220	$8,327	$1,176	$677	$5,062	$4,680

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2010, the unaccrued maximum of the estimated range of possible outcomes is $100.8 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2010 and 2009 were accruals for extended environmental-related activities of $96.9 million and $128.2 million, respectively. Estimated costs of current investigation and remediation activities of $64.6 million and $52.6 million are included in Other accruals at March 31, 2010 and 2009, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2010. At March 31, 2010, $119.9 million, or

74.2 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $100.8 million at March 31, 2010, $61.9 million, or 61.4 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 9—LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company has not settled any lead pigment or lead-based paint litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Public nuisance claim litigation. The Company and other companies are or were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island, the City of St. Louis, Missouri, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio, the City of Milwaukee, Wisconsin and the County of Santa Clara, California and other public entities in the State of California. Except for the Santa Clara County, California proceeding, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.
The proceedings initiated by the State of Rhode Island included two jury trials. The claim was originally tried to a jury in 2002 and the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.
The Santa Clara County, California proceeding was initiated in March 2000 and purports to be a class action on behalf of all public entities in the State of California other than the State and its agencies. The plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. On March 3, 2006, the Court of Appeal, Sixth Appellate District, among other determinations, reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and, on April 8, 2008, the

California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court and the Supreme Court has decided to review the Court of Appeal’s decision. Proceedings in the trial court are stayed pending the appeal.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and, on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial that was denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation.
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The

Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. The Company’s action, an Ohio state court action, has been stayed and the liability insurers action, a New York state court action, has been dismissed.
NOTE 10—OTHER EXPENSE (INCOME)
Other general expense — net
Included in Other general expense — net were the following:

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009
Provisions for environmental matters — net	$1,937	$6,201
Loss on disposition of assets	241	729
Adjustments to prior provisions for qualified exit costs	(272)	3,475

Other general expense — net	$1,906	$10,405

Provisions for environmental matters–net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. See Note 8 for further details on the Company’s environmental-related activities.
The loss on disposition of assets represents net realized losses associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
The adjustments to prior provisions for qualified exit costs represent site specific increases or decreases to accrued qualified exit costs as adjustments for costs of employee terminations are required or as information becomes available upon which more accurate amounts can be reasonably estimated. See Note 6 for further details on the Company’s exit or disposal activities.

Other expense (income) — net
Included in Other expense (income) — net were the following:

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009
Dividend and royalty income	$(966)	$(957)
Net expense from financing and investing activities	1,732	416
Foreign currency related losses (gains)	6,002	(101)
Other income	(2,108)	(1,912)
Other expense	2,138	1,448

Other expense (income) — net	$6,798	$(1,106)

The net expense from financing and investing activities includes the net loss relating to the change in the Company’s financing fees.
Foreign currency related losses (gains) included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at March 31, 2010 and 2009. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at March 31, 2010 and 2009.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.
NOTE 11—INCOME TAXES
The effective tax rate was 45.2 percent for the first quarter of 2010, compared to 26.7 percent for the first quarter of 2009. The increase in the effective tax rate for the first quarter of 2010 compared to 2009 was due to the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act signed into law in March 2010. The Company recognized the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage during the first quarter of 2010, which resulted in a Federal and State income tax charge of $11.4 million.
At December 31, 2009, the Company had $37.0 million in unrecognized tax benefits, the recognition of which would have an affect of $32.5 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2009 was $9.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.

The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2009, the Company had accrued $11.8 million for the potential payment of income tax interest and penalties.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Other than as noted below, the Internal Revenue Service (IRS) substantially completed the audit of the 2004 and 2005 tax years. The IRS commenced an examination of the Company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Fieldwork is anticipated to be completed prior to December 31, 2010. At this time, the Company has determined that an insignificant amount of additional tax is due. The IRS is currently examining transactions related to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan. The IRS has indicated it may issue Notices of Proposed Adjustment related to these transactions. During the IRS’s examination of the transactions, it requested the Department of Labor to review the transactions. Following the Department of Labor’s initial examination, it is coordinating its response with the IRS. As of March 31, 2010, the Company is subject to non-U.S. income tax examinations for the tax years of 2002 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2009.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2009 during the first quarter of 2010.

NOTE 12—NET INCOME PER COMMON SHARE

	Three Months Ended
	March 31,
(Thousands of dollars except per share data)	2010	2009
Basic
Average common shares outstanding	107,959,598	115,946,629

Net income	$32,603	$37,279

Net income per common share	$0.30	$0.32

Diluted
Average common shares outstanding	107,959,598	115,946,629
Non-vested restricted stock grants	753,163	1,154,224
Stock options and other contingently
issuable shares (1)	1,534,413	928,919

Average common shares assuming dilution	110,247,174	118,029,772

Net income	$32,603	$37,279

Net income per common share	$0.30	$0.32

(1)	Stock options and other contingently issuable shares excludes 0.1 million and 4.9 million shares for the three months ended March 31, 2010 and 2009, respectively, due to their anti-dilutive effect.
Basic and diluted earnings per share are calculated in accordance with the Earnings Per Share Topic of the ASC. Under the Company’s restricted stock award program, non-forfeitable dividends are paid on unvested shares of restricted stock, and the restricted stock is therefore considered a participating security. The two-class method of computing earnings per share is required for all periods presented if it results in basic or diluted earnings per share amounts that are materially different than those calculated under the treasury stock method. If the use of the two-class method does not result in basic or diluted earnings per share amounts that are materially different than those calculated under the treasury stock method, the treasury stock method may still be used. The Company has calculated basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 under both methods. Because the Company’s unvested shares of restricted stock do not represent a significant portion of total outstanding shares, the use of the two-class method does not have a material impact on the basic and diluted earnings per share amounts, and the treasury stock method is disclosed.

NOTE 13—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC.

	Three Months Ended March 31, 2010
				Global Finishes
(Thousands of dollars)	Paint Stores Group	Consumer Group		Group	Administrative	Consolidated Totals
Net external sales	$850,912	$292,149		$421,099	$1,322	$1,565,482
Intersegment transfers		281,169		22,255	(303,424)

Total net sales and intersegment transfers	$850,912	$573,318		$443,354	$(302,102)	$1,565,482

Segment profit	$47,755	$37,466		$23,003		$108,224
Interest expense					$(11,569)	(11,569)
Administrative expenses and other					(37,197)	(37,197)

Income before income taxes	$47,755	$37,466	*	$23,003	$(48,766)	$59,458

	Three Months Ended March 31, 2009
				Global Finishes
	Paint Stores Group	Consumer Group		Group	Administrative	Consolidated Totals
Net external sales	$898,408	$288,152		$362,511	$1,606	$1,550,677
Intersegment transfers		270,813		34,750	(305,563)

Total net sales and intersegment transfers	$898,408	$558,965		$397,261	$(303,957)	$1,550,677

Segment profit	$56,580	$30,204		$5,305		$92,089
Interest expense					$(12,202)	(12,202)
Administrative expenses and other					(28,994)	(28,994)

Income before income taxes	$56,580	$30,204	*	$5,305	$(41,196)	$50,893

*	Segment profit includes $4,019 and $3,323 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarter of 2010 and 2009, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $281.7 million and $24.2 million, respectively, for the first quarter of 2010, and $219.8 million and $0.3 million, respectively, for the first quarter of 2009. Long-lived assets of these subsidiaries totaled $242.4 million and $223.4 million at March 31, 2010 and March 31, 2009, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
Effective April 1, 2010, the Company acquired Sayerlack Industrial Coatings (Sayerlack) for $53.8 million, excluding any post-closing adjustments. Headquartered in Pianoro, Italy, Sayerlack is a leading coatings innovator in the joinery, furniture and cabinets markets. The acquisition will strengthen the Global Finishes Group’s growing global platform for product finishes. A valuation will be completed in the second quarter, and Sayerlack will be included in the Company’s consolidated financial statements after the date of acquisition.
During the first quarter of 2009, the Company acquired Altax Sp. zo.o. (Altax). Headquartered in Poznan, Poland, Altax is a leading innovator of protective woodcare coatings and serves multiple channels, including industrial, professional and DIY. Included in the Consumer Group, the acquisition provides a platform for further growth in Central Europe. The aggregate consideration paid for Altax was $11.5 million, net of cash acquired, including the assumption of certain financial obligations. The acquisition resulted in the recognition of goodwill and intangible assets.

The following unaudited pro-forma summary presents consolidated financial information as if Altax had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2009 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three Months Ended
	March 31,
(Thousands of dollars except per share data)	2010	2009
Net sales	$1,565,482	$1,550,947
Net income	32,603	36,884

Net income per common share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.31
NOTE 15—FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during the first quarter. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy:

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
(Thousands of dollars)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$17,529	$14,976	$2,553
Net currency derivative asset (2)	53		53

Total assets at fair value	$17,582	$14,976	$2,606

Liabilities:
Deferred compensation plan liability (3)	$19,992	$19,992

Total liabilities at fair value	$19,992	$19,992

(1)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $16,387.

(2)	The net currency derivative asset represents the fair value of foreign currency swaps. The swaps are valued using the banks’ proprietary models.

(3)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

NOTE 16—FINANCIAL INSTRUMENTS
The table below summarizes the carrying amount and fair value of the Company’s publicly traded debt and non-publicly traded debt in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. The fair values of the Company’s publicly traded debt are based on quoted market prices. The fair values of the Company’s non-traded debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

	March 31, 2010
	Carrying	Fair
(Thousands of dollars)	Amount	Value
Publicly traded debt	$768,313	$743,287
Non-traded debt	26,949	25,587
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $96.0 million at March 31, 2010. The liability for estimated future capital contributions to the investments was $78.9 million at March 31, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into three reportable operating segments — Paint Stores Group, Consumer Group and Global Finishes Group (collectively, the “Reportable Operating Segments”) — and an Administrative Segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 5 through 7, page 10 and Note 19, on pages 75 through 77, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Reportable Operating Segments.
The soft U.S. and global economic conditions that first affected architectural paint sales volume in 2008 continued to challenge operations in 2009 and in the first quarter of 2010. The decline in U.S. architectural paint sales volume expanded into other markets served by the Company, reduced manufacturing volume demand and spread into foreign markets. In respect to the continuing soft U.S. economic conditions, management of the Company continued to consistently perform additional valuation procedures to ensure that the values of the Company’s assets and liabilities were based on the latest information available on which to base such valuations. Specifically, management determined that: the collectibility of accounts receivable was properly estimated; current market values of inventories exceeded cost; the quoted and unavailable market values of deferred pension assets were reasonable; fair market values of goodwill and intangible assets were appropriately and reasonably estimated; the useful lives and fair market values of property, plant and equipment were established in relation to the current lower manufacturing and sales demand; adequate impairments of property, plant and equipment and accrual of qualified exit costs were recorded for all closed sites being held for disposal; and all sales allowances, returns, discounts, warranties and complaint allowances were reasonably stated in respect to the current economic conditions and changing business environment.
The Company’s financial condition, liquidity and cash flow remained strong through the seasonally weak first quarter in spite of the continuing challenging domestic economic conditions that included reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and significant fluctuations in foreign currency rates. Net working capital improved $447.1 million at March 31, 2010 compared to the end of the first quarter of 2009 due primarily to a significant decrease in current liabilities. Short-term borrowings decreased $519.7 million from March 31, 2009 and all other current liabilities increased $115.2 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first quarter of 2010, short-term borrowings increased $222.8 million from December 31, 2009 due to the seasonal increase in need for working capital, and all other current liabilities decreased $58.7 million. Since March 31, 2009, Accounts receivable and Inventories were down $39.3 million, and the remaining current assets increased $82.0 million. Accounts receivable and Inventories increased $150.6 million from December 31, 2009 to March 31, 2010 when normal seasonal trends typically require significant growth in these categories. The reduction in short-term borrowings reduced Total current liabilities, and an increase in Total current assets improved the Company’s current ratio to 1.25 at March 31, 2010 from 0.97 at March 31, 2009 and compared to 1.27 at December 31, 2009. Total debt at March 31, 2010 decreased $37.1 million to $1.041 billion from $1.078 billion at March 31, 2009 and increased as a percentage of total capitalization to 41.0 percent from 40.5 percent at the end of the first quarter last year. Total debt increased $223.1 million and increased from 35.4 percent of total capitalization at December 31, 2009. At March 31, 2010, the Company had remaining borrowing ability of $1.067 billion. Net operating cash decreased $3.6 million in three months of 2010 to a cash usage of $115.8 million from a cash usage of $112.3 million in 2009 primarily due to an increase in costs incurred for environmental matters and qualified exit costs of $7.5 million and a decrease in net income of $4.7 million partially offset by a decrease in cash used to fund the seasonal increase in net working capital requirements and other adjustments. In the twelve month period from April 1, 2009 through March 31, 2010, the Company generated net operating cash of $855.6 million and invested $94.3 million in capital additions and improvements, reduced its total debt $42.5 million, purchased $533.8 million in treasury stock and paid $160.3 million in cash dividends to its shareholders of common stock.
Results of operations for the Company in the first quarter of 2010 saw a slight improvement in global end market demand for architectural, OEM, and automotive finishes products that was partially offset by a decrease in end-market demand for coatings and other non-paint categories. Consolidated net sales increased 1.0 percent in the first quarter to $1.565 billion from $1.551 billion in the first quarter of 2009 due primarily to favorable foreign currency translation rate changes offset by a decline in domestic paint sales volume. Net sales in the Paint Stores Group decreased 5.3 percent in the quarter to $850.9 million due primarily to a decline in paint sales volume and corresponding weakness in non-paint sales. Net sales in the Paint Stores Group from stores open more than twelve calendar months decreased 5.4 percent in the first three months of 2010. Net sales in the Consumer Group increased 1.4 percent to $292.1 million in the quarter due primarily to new product introductions partially offset by soft DIY demand at some of the Segment’s retail customers. Net sales in the Global Finishes Group stated in U.S. dollars increased 16.2 percent in the quarter to $421.1 million due primarily to favorable currency translation rate changes and increased paint volume sales. Gross profit as a percent of consolidated net sales increased in the first quarter to 44.2 percent from 43.9 percent in 2009 due primarily to increased sales, favorable currency translation rates, and good expense control that was partially offset by increasing raw material costs. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 39.1 percent from 39.3 percent in the first quarter of 2009 due primarily to good expense control across all Reportable Operating Segments. Other general expense — net decreased $8.5 million in the first quarter of 2010 due primarily to decreased provisions for environmental matters and decreased adjustments to prior provisions for qualified exit costs. Interest expense decreased $0.6 million in the first three months of 2010 due to lower short-term borrowings and borrowing rates. The effective income tax rate for first quarter 2010 was 45.2 percent, including a one-time increase in income tax expense of $11.4 million relating to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) passed by Congress in March 2010, compared to 26.7 percent in 2009. Diluted net income per common share decreased to $0.30 per share from $0.32 per share in 2009, including a charge of $.10 per share related to the Acts.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. Management considered the impact of the current global economic recession and utilized certain outside sources of economic information when developing the basis for their estimates and assumptions. The impact of the global economic conditions on the estimates and assumptions used by management was believed to be reasonable under the circumstances. Management used assumptions based on historical results, considering the current economic trends, and other assumptions to form the basis for determining appropriate carrying values of assets and liabilities that were not readily available from other sources. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions, materially different economic trends or from using materially different assumptions. However, management believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely to significantly impact the current valuation of assets and liabilities that were not readily available from other sources.
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 44 through 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2009.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the seasonally weak first quarter in spite of the continuing challenging global economic conditions that included reductions in demand, increased manufacturing costs related to lower volume throughput, tight credit markets and significant fluctuations in foreign currency rates. Net working capital improved $447.1 million at March 31, 2010 compared to the end of the first quarter of 2009 due primarily to a significant decrease in current liabilities. Short-term borrowings decreased $519.7 million from March 31, 2009 and all other current liabilities increased $115.2 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first quarter 2010, short-term borrowings increased $222.8 million from December 31, 2009 due to the seasonal increase in need for working capital, and all other current liabilities decreased $58.7 million. Since March 31, 2009, Accounts receivable and Inventories were down $39.3 million, and the remaining current assets increased $82.0 million. Accounts receivable and Inventories increased $150.6 million from December 31, 2009 to March 31, 2010 when normal seasonal trends typically require significant growth in these categories. The reduction in short-term borrowings reduced Total current liabilities, and an increase in Total current assets improved the Company’s current ratio to 1.25 at March 31, 2010 from 0.97 at March 31, 2009 and compared to 1.27 at December 31, 2009. Total debt at March 31, 2010 decreased $37.1 million to $1.041 billion from $1.078 billion at March 31, 2009 and increased as a percentage of total capitalization to 41.0 percent from 40.5 percent at the end of the first quarter last year. Total debt increased $223.1 million and increased from 35.4 percent of total capitalization at December 31, 2009. At March 31, 2010, the Company had remaining borrowing ability of $1.067 billion. Net operating cash decreased $3.6 million in three months of 2010 to a cash usage of $115.8 million from a cash usage of $112.3 million in 2009 primarily due to an increase in costs incurred for environmental matters and qualified exit costs of $7.5 million and a decrease in net income of $4.7 million partially offset by a decrease in cash used to fund the seasonal increase in net working capital requirements and other adjustments. In the twelve month period from April 1, 2009 through March 31, 2010, the Company generated net operating cash of $855.6 million and invested $94.3 million in capital additions and improvements, reduced its total debt $42.5 million, purchased $533.8 million in treasury stock and paid $160.3 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $21.8 million during the first three months of 2010. Cash requirements for normal seasonal increases in working capital, capital expenditures of $25.4 million, payments of cash dividends of $39.4 million and treasury stock purchases of $25.8 million were funded primarily by net cash from operations and net increase in short term borrowings of $222.8 million. At March 31, 2010, the Company’s current ratio was 1.25, a decrease from the current ratio of 1.27 at December 31, 2009 and an increase from 0.97 a year ago. The decrease in the current ratio was primarily due to the increase in short term borrowings since year-end, and the improvement over a year ago was due primarily to the year-over-year reduction in short term borrowings.
Goodwill and intangible assets decreased $6.0 million from December 31, 2009 and decreased $20.4 million from March 31, 2009. The net decrease during the first three months of 2010 was due primarily to amortization of $6.7 million. The net decrease over the twelve-month period from March 31, 2009 resulted from amortization of $26.2 million and impairments of $14.1 million that were partially offset by capitalization of software of $7.0 million and other adjustments, primarily currency translation rate changes of $14.2 million. See Note 5, on pages 51 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $1.8 million during the first three months of 2010 and increased $32.3 million from March 31, 2009. The increase in the last twelve months was due primarily to an increase in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 57 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s benefit plan assets.
Net property, plant and equipment decreased $11.0 million in the first three months of 2010 and decreased $40.7 million in the twelve months since March 31, 2009. The reduction in the first quarter of 2010 was primarily due to capital expenditures of $25.4 million that were more than offset by depreciation expense of $33.1 million and changes in currency translation rates. Since March 31, 2009, capital expenditures of $94.3 million and currency translation rate changes of $12.2 million were more than offset by depreciation expense of $142.4 million and dispositions of assets with remaining net book value of $5.8 million. Capital expenditures during the first three months of 2010 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $182.7 million at an average rate of 0.22 percent at March 31, 2010. There were no borrowings under certain short-term revolving and letter of credit agreements at March 31, 2010. Short-term borrowings outstanding under various foreign programs at March 31, 2010 were $62.8 million with a weighted average interest rate of 4.1 percent. The Company had unused maximum borrowing availability of $317.3 million at March 31, 2010 under the commercial paper program that is backed by the Company’s revolving credit agreement and certain other revolving and letter of credit agreements. On March 30, 2010, the Company entered into a 364-day, €31.9 million (Euro) credit facility. The agreement will be used to finance the acquisition of the Sayerlack industrial wood coatings business. At March 31, 2010, the entire amount was outstanding. There were no significant changes in long-term debt during the first quarter 2010. See Note 8, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2009 and increased $34.8 million from March 31, 2009. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 57 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2010 increased $16.2 million in the first three months of 2010 and $67.8 million from a year ago due primarily to an increase of $12.9 million in non-current and deferred tax liabilities. The increase of $67.8 million from a year ago was due primarily to an increase in long-term commitments related to the affordable housing and historic renovation real estate properties of $55.7 million and an increase in non-current and deferred tax liabilities of $35.1 million partially offset by a reduction in long-term accruals for extended environmental-related liabilities of $31.4 million. See Note 1, on pages 44 to 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s Non-traded investments.

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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2010. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2010.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2010 and 2009, the Company had accruals for environmental-related activities of $161.5 million and $180.8 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $100.8 million higher than the accruals at March 31, 2010.
Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2010. At March 31, 2010, $119.9 million, or 74.2 percent, related directly to these four sites. Of the aggregate unaccrued exposure at March 31, 2010, $61.9 million, or 61.4 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2009.
Management cannot presently estimate the ultimate potential loss contingencies related to these four sites or other less significant sites until such time as a substantial portion of the investigative activities at each site is completed and remedial action plans are developed.
In accordance with the Asset Retirement Obligations Topic of the ASC, the Company has identified certain conditional asset retirement obligations at various current manufacturing, distribution and store facilities. These obligations relate primarily to asbestos abatement and closures of hazardous waste containment devices. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant.
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

Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $222.8 million to $245.5 million at March 31, 2010 from $22.7 million at December 31, 2009. Total long-term debt increased $0.4 million to $795.3 million at March 31, 2010 from $794.9 million at December 31, 2009 and $312.7 million at March 31, 2009. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2010 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Changes to the Company’s accrual for product warranty claims in the first three months of 2010 are disclosed in Note 5.
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
Litigation
In the course of its business, the Company is subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred if even the possibility may be remote.
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company is also a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company has not settled any lead pigment or lead-based paint litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Public nuisance claim litigation. The Company and other companies are or were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island, the City of St. Louis, Missouri, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio, the City of Milwaukee, Wisconsin and the County of Santa Clara, California and other public entities in the State of California. Except for the Santa Clara County, California proceeding, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.
The proceedings initiated by the State of Rhode Island included two jury trials. The claim was originally tried to a jury in 2002 and the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. The State of Rhode

Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.
The Santa Clara County, California proceeding was initiated in March 2000 and purports to be a class action on behalf of all public entities in the State of California other than the State and its agencies. The plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. On March 3, 2006, the Court of Appeal, Sixth Appellate District, among other determinations, reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed the trial court’s order and, on April 8, 2008, the California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court and the Supreme Court has decided to review the Court of Appeal’s decision. Proceedings in the trial court are stayed pending the appeal.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed and, on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial that was denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation.
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. The Company’s action, an Ohio state court action, has been stayed and the liability insurers action, a New York state court action, has been dismissed.
Shareholders’ Equity
Shareholders’ equity increased $4.2 million to $1.495 billion at March 31, 2010 from $1.491 billion at December 31, 2009 and decreased $86.8 million from $1.582 billion at March 31, 2009. The increase in Shareholders’ equity for the first three months of 2010 resulted primarily from increased other capital of $32.6 million resulting from stock option exercises and a decrease in Cumulative other comprehensive loss of $10.5 million primarily due to foreign currency translation effects of $6.5 million partially offset by the purchase of treasury stock of $25.8 million. Purchases of treasury stock for $533.8 million since March 31, 2009 more than offset an increase in retained earnings of $270.1 million and a decrease in Cumulative other comprehensive loss of $107.8 million in twelve months due primarily to favorable foreign currency translation effects. During the first three months of 2010, the Company purchased 400,000 shares of its common stock for treasury purposes through open market purchases. The Company purchased 8.90 million shares of its common stock since March 31, 2009 for treasury. The Company acquires its common stock for general corporate purposes and, depending on its cash position and market conditions it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2010 to purchase 10.35 million shares of its common stock.
Total increases in common stock and other capital of $33.4 million during the first three months of 2010 and $76.8 million during the last twelve months were due primarily to the recognition of stock-based compensation expense and stock option exercises. Retained earnings decreased $6.8 million during the first three months due to cash dividends of $39.4 million exceeding net income after taxes of $32.6 million and increased $270.1 million from March 31, 2009 due to net income that was only partially offset by $160.3 million in cash dividends paid. At a meeting held on April 20, 2010, the Board of Directors increased the quarterly cash dividend from $.355 per common share to $.36 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2010, would result in an annual dividend for 2010 of $1.44 per common share or a 38.1 percent payout of 2009 diluted net income per common share. The Board of Directors considered the increase in the proposed cash dividend payout for 2010 appropriate, representing a percentage payout of 2009 diluted net income per common share exceeding 30.0 percent, in respect to the Net operating cash achieved by the Company and the anticipated short-term negative impact on the Company’s earnings of the current economic malaise.
Cash Flow
Net operating cash decreased $3.5 million in the first three months of 2010 to a cash usage of $115.8 million from a cash usage of $112.3 million in 2009 primarily due to an increase in costs incurred for environmental-related matters and qualified exit costs of $7.5 million and a decrease in net income of $4.7 million partially offset by a decrease in cash used to fund the seasonal increase in net working capital requirements and other adjustments. In the twelve month period from April 1, 2009 through March 31, 2010, the Company generated net operating cash of $855.6 million and invested $94.3 million in capital additions and improvements, reduced its total debt $42.5 million, purchased $533.8 million in treasury stock and paid $160.3 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first three months of 2010, the Company entered into option and forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company also entered into swaps in the first three months of 2010 to partially hedge forecasted future commodity purchases. These hedging contracts were designated as cash flow hedges and were insignificant at March 31, 2010. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2010, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and the percentage change for the first quarter by segment:

(thousands of dollars)	2010	Change	2009
Three Months Ended March 31:
Paint Stores Group	$850,912	-5.3%	$898,408
Consumer Group	292,149	1.4%	288,152
Global Finishes Group	421,099	16.2%	362,511
Administrative	1,322	-17.7%	1,606

Net sales	$1,565,482	1.0%	$1,550,677

Consolidated net sales increased in the first quarter of 2010 due primarily to favorable foreign currency translation rate changes offset by a decline in domestic paint sales volume.
Net sales of all consolidated foreign subsidiaries were up 28.2 percent to $281.7 million in the quarter versus $219.8 million in the same period last year. The increases in net sales for all consolidated foreign subsidiaries in the quarter were due primarily to an 18.0 percent positive impact of foreign currency translation rate changes and increased paint volume sales. Net sales of all operations other than consolidated foreign subsidiaries were down 3.5 percent to $1.28 billion in the quarter as compared to $1.33 billion in the same period last year.
Net sales in the Paint Stores Group decreased 5.3 percent in the quarter to $850.9 million due primarily to a decline in paint sales volume and corresponding weakness in non-paint sales. Net sales from stores open for more than twelve calendar months decreased 5.4 percent in the first three months over last year’s comparable period. Total paint sales volume percentage decreases were in the middle single digits for the quarter as compared to the first quarter last year. Sales of non-paint products decreased by 3.2 percent compared to last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Group increased 1.4 percent to $292.1 million in the quarter due primarily to new product introductions partially offset by soft DIY demand at some of the Segment’s retail customers.
Net sales in the Global Finishes Group stated in U.S. dollars increased 16.2 in the quarter to $421.1 million due primarily to favorable currency translation rate changes of 10.3 percent and increased paint volume sales.
Shown below are segment profit and the percent change for the first quarter by segment:

(thousands of dollars)	2010	Change	2009
Three Months Ended March 31:
Paint Stores Group	$47,755	-15.6%	$56,580
Consumer Group	37,466	24.0%	30,204
Global Finishes Group	23,003	333.6%	5,305
Administrative	(48,766)	18.4%	(41,196)

Income before income taxes	$59,458	16.8%	$50,893

Consolidated income before income taxes was favorably impacted by an increase in gross profit of $11.4 million in the first quarter of 2010 compared to the same period in 2009. As a percent of sales, consolidated gross profit increased to 44.2 percent in the quarter from 43.9 percent in the first quarter of 2009. The dollar increase and increase as a percent to sales were due primarily to increased sales, favorable currency translation rate changes, and cost control efforts primarily in the Consumer Group partially offset by increasing raw material costs. Selling, general and administrative expenses (SG&A) increased $4.0 million in the first quarter of 2010 versus last year due primarily to good expense control throughout the Company that was more than offset by favorable currency translation rate changes that increased SG&A. As a percent of sales, consolidated SG&A decreased to 39.1 percent in the quarter from 39.3 percent in the first quarter of 2009.
The Paint Stores Group’s gross profit in the first quarter was lower than last year by $24.6 million due to lower sales. The Paint Stores Group’s gross profit margins in the quarter were flat compared to the first quarter last year. The Consumer Group’s gross profit increased from last year by $6.2 million in the quarter due primarily to good cost control efforts and cost savings realized from prior year plant rationalizations partially offset by increasing raw material costs and reduced fixed cost absorption from lower manufacturing and distribution volume. The Consumer Group’s gross profit margins were up 1.7 percent of sales compared to the comparable period last year. The Global Finishes Group’s gross profit increased $31.9 million in the first quarter when stated in U.S. dollars due primarily to favorable currency translation rate changes of $14.1 million and increased paint sales volume. The Global Finishes Group’s gross profit margins in the quarter were up 2.8 percent of sales compared to the first quarter last year.

The Paint Stores and Consumer Groups’ SG&A decreased $11.6 million and $1.3 million, respectively, in the first three months due primarily to good expense control. The Global Finishes Group’s SG&A increased $8.8 million in the quarter relating primarily to currency translation rate changes of $8.6 million in the quarter.
The Administrative Segment expenses in the first quarter of 2010 increased $7.6 million over 2009 due primarily to an increase of $11.9 million in compensation, including stock based compensation expense, and administration expenses included in SG&A partially offset by a reduction in provisions for environmental-related matters of $4.3 million included in Other general expense — net.
Consolidated income before income taxes increased $8.6 million in the first quarter of 2010 due primarily to the higher segment profits of the Global Finishes and Consumer Groups partially offset by a reduction in profits of the Paint Stores Group and an increase in administrative expenses.
The effective income tax rate for the first quarter of 45.2 percent, including a one-time increase in income tax expense of $11.4 million or 19.2 percent effective income tax rate relating to the Acts, was higher than the effective tax rate for the first quarter of 2009 of 26.7 percent.
Net income for the quarter decreased $4.7 million to $32.6 million from $37.3 million in the first quarter of 2009. Diluted net income per common share in the quarter, including a one-time increase in income tax expense of $.10 per share relating to the Acts, decreased 6.3 percent to $.30 per share from $.32 per share in the first quarter of 2009 partially offset by the impact of the reduction of 8.1 million shares in the diluted average shares and equivalents outstanding from the comparable periods of 2009.

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

	Three Months Ended
	March 31,
(thousands of dollars)	2010	2009
Net income	$32,603	$37,279
Interest expense	11,570	12,202
Income taxes	26,855	13,614
Depreciation	33,103	35,883
Amortization	6,747	6,228

EBITDA	$110,878	$105,206

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
These risks, uncertainties and other factors include such things as: (a) the duration and severity of the current negative global economic and financial conditions; (b) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (c) competitive factors, including pricing pressures and product innovation and quality; (d) changes in raw material and energy supplies and pricing; (e) changes in the Company’s relationships with customers and suppliers; (f) the Company’s ability to attain cost savings from productivity initiatives; (g) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, as well as the performance of the businesses acquired; (h) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (i) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (j) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Mexico and South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (k) the achievement of growth in developing markets, such as Asia, Mexico and South America; (l) increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment; (m) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (n) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (o) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (p) unusual weather conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information with respect to certain environmental-related matters and legal proceedings, see the information included under the captions entitled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8 and 9 of the “Notes to Condensed Consolidated Financial Statements,” which is incorporated herein by reference.

Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

			Number of	Number of
			Shares	Shares That
	Total Number		Purchased as	May Yet Be
	of Shares	Average Price	Part of a Publicly	Purchased
Period	Purchased	Paid Per Share	Announced Plan	Under the Plan
January 1 — January 31
Share repurchase program				10,750,000

February 1 — February 28
Share repurchase program (1)	72,100	$62.97	72,100	10,677,900
Employee transactions (2)	100,974	$65.21		NA

March 1 — March 31
Share repurchase program (1)	327,900	$64.75	327,900	10,350,000
Employee transactions (2)	7,691	$64.98		NA

Total
Share repurchase program (1)	400,000	$64.43	400,000	10,350,000
Employee transactions (2)	108,665	$65.19		NA

(1)	All shares were purchased through the Company’s publicly announced share repurchased program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at March 31, 2010 to purchase 10,350,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended March 31, 2010, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services, foreign tax consulting and advisory services and foreign advisory and compliance services.

Item 6. Exhibits.

4(a)	Credit Agreement, dated as of January 8, 2010, among Sherwin-Williams, the lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated January 8, 2010, and incorporated herein by reference.

10(a)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(a) to Sherwin- Williams’ Current Report on Form 8-K dated February 16, 2010, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
April 28, 2010	By:	/s/ J.L. Ault
J.L. Ault
Vice President-Corporate Controller

April 28, 2010	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
4(a)	Credit Agreement, dated as of January 8, 2010, among Sherwin-Williams, the lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated January 8, 2010, and incorporated herein by reference.

10(a)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(a) to Sherwin- Williams’ Current Report on Form 8-K dated February 16, 2010, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document