Form 10-Q
period 2010-06-30
SHERWIN WILLIAMS CO
filed 2010-07-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value – 108,790,303 shares as of June 30, 2010.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 2. Unregistered Sales of Securities and Use of Proceeds	46
Item 5. Other Information	47
Item 6. Exhibits	48

SIGNATURES	49
INDEX TO EXHIBITS	50
EX-10(a)
EX-10(b)
EX-10(c)
EX-10(d)
EX-10(e)
EX-10(f)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$2,143,064	$1,947,827	$3,708,546	$3,498,504
Cost of goods sold	1,171,171	1,052,485	2,044,685	1,922,556
Gross profit	971,893	895,342	1,663,861	1,575,948
Percent to net sales	45.4%	46.0%	44.9%	45.0%
Selling, general and administrative expenses	691,215	653,001	1,304,090	1,261,849
Percent to net sales	32.3%	33.5%	35.2%	36.1%
Other general expense — net	5,125	3,051	7,031	13,456
Interest expense	26,340	10,356	37,909	22,558
Interest and net investment income	(480)	(659)	(1,119)	(1,295)
Other income — net	(9,555)	(2,530)	(2,757)	(3,636)

Income before income taxes	259,248	232,123	318,707	283,016
Income taxes	77,542	74,100	104,398	87,714

Net income	$181,706	$158,023	$214,309	$195,302

Net income per common share*:
Basic	$1.67	$1.36	$1.97	$1.67

Diluted	$1.64	$1.35	$1.94	$1.66

Average shares outstanding — basic	107,686,335	115,196,891	107,822,967	115,571,760

Average shares and equivalents outstanding — diluted	109,832,652	116,297,525	109,460,619	116,411,483

*	Presented using the two-class method. See Note 12.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$48,401	$69,329	$49,259
Accounts receivable, less allowance	986,327	696,055	908,660
Inventories:
Finished goods	666,136	630,683	681,418
Work in process and raw materials	127,692	107,805	88,574

	793,828	738,488	769,992
Deferred income taxes	120,948	121,276	98,848
Other current assets	190,418	144,871	151,012

Total current assets	2,139,922	1,770,019	1,977,771

Goodwill	1,011,949	1,014,825	1,011,284
Intangible assets	276,429	279,413	300,423
Deferred pension assets	248,959	245,301	215,648
Other assets	235,514	195,612	154,681

Property, plant and equipment:
Land	104,851	85,166	86,714
Buildings	605,457	600,687	593,022
Machinery and equipment	1,571,553	1,512,218	1,522,054
Construction in progress	23,227	23,086	17,602

	2,305,088	2,221,157	2,219,392
Less allowances for depreciation	1,477,575	1,402,472	1,377,089

	827,513	818,685	842,303

Total Assets	$4,740,286	$4,323,855	$4,502,110

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$199,487	$22,674	$499,201
Accounts payable	881,141	674,766	704,747
Compensation and taxes withheld	205,119	176,538	172,836
Accrued taxes	134,854	76,499	117,484
Current portion of long-term debt	9,269	12,267	10,519
Other accruals	403,671	430,924	398,943

Total current liabilities	1,833,541	1,393,668	1,903,730

Long-term debt	699,815	782,670	291,025
Postretirement benefits other than pensions	284,660	283,784	250,090
Other long-term liabilities	391,044	372,783	323,267

Shareholders’ equity:
Common stock — $1.00 par value: 108,790,303, 109,436,869 and 116,761,783 shares outstanding at June 30, 2010, December 31, 2009 and June 30, 2009, respectively	230,461	228,647	227,964
Preferred stock — convertible, no par value: 216,753 shares outstanding at June 30, 2010, December 31, 2009 and June 30, 2009	216,753	216,753	216,753
Unearned ESOP compensation	(216,753)	(216,753)	(216,753)
Other capital	1,161,273	1,068,963	1,042,120
Retained earnings	4,653,954	4,518,428	4,358,169
Treasury stock, at cost	(4,190,479)	(4,007,633)	(3,526,189)
Cumulative other comprehensive loss	(323,983)	(317,455)	(368,066)

Total shareholders’ equity	1,531,226	1,490,950	1,733,998

Total Liabilities and Shareholders’ Equity	$4,740,286	$4,323,855	$4,502,110

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30,	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$214,309	$195,302
Adjustments to reconcile net income to net operating cash:
Depreciation	66,206	73,200
Amortization of intangible assets	13,206	12,196
Stock-based compensation expense	19,489	11,247
Provisions for qualified exit costs	72	9,668
Provisions for environmental-related matters	4,722	9,151
Defined benefit pension plans net cost	8,926	16,482
Net increase in postretirement liability	1,200	1,300
Other	14,998	4,175
Change in working capital accounts — net	(67,855)	(39,684)
Costs incurred for environmental-related matters	(19,384)	(14,797)
Costs incurred for qualified exit costs	(7,918)	(4,041)
Other	(11,515)	(7,775)

Net operating cash	236,456	266,424

INVESTING ACTIVITIES
Capital expenditures	(47,453)	(40,896)
Acquisitions of businesses, net of cash acquired	(49,061)	(14,058)
Proceeds from sale of assets	1,109	1,504
Increase in other investments	(59,045)	(38,418)

Net investing cash	(154,450)	(91,868)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	180,725	(17,680)
Proceeds from long-term debt	1,329	4,480
Payments of long-term debt	(89,235)	(24,061)
Costs associated with repurchase of long-term debt	(22,192)
Payments of cash dividends	(78,783)	(83,190)
Proceeds from stock options exercised	62,475	12,337
Income tax effect of stock-based compensation exercises and vesting	12,104	2,847
Treasury stock purchased	(175,492)	(49,367)
Other	(4,966)	(4,259)

Net financing cash	(114,035)	(158,893)

Effect of exchange rate changes on cash	11,101	7,384

Net (decrease) increase in cash and cash equivalents	(20,928)	23,047
Cash and cash equivalents at beginning of year	69,329	26,212

Cash and cash equivalents at end of period	$48,401	$49,259

Income taxes paid	$24,377	$26,876
Interest paid	40,818	24,197
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended June 30, 2010 and 2009
NOTE 1—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been restated to conform with the current year presentation.
There have been no significant changes in critical accounting policies since December 31, 2009. Accounting estimates were revised as necessary during the first six months of 2010 based on new information and changes in facts and circumstances.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became effective, resulting in the elimination of a tax deduction previously allowed for the Medicare Part D subsidy beginning in years after December 31, 2012. The Company recognized the deferred tax effects of the reduced deductibility of the subsidy during the first quarter. The resulting one-time increase in income taxes of $11.4 million reduced basic and diluted earnings per share for the six months of 2010 by $0.11 and $0.10, respectively. See Note 11.
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
The consolidated results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
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
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2010 and 2009 were $0.360 per common share and $0.355 per common share, respectively.
NOTE 4—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2010	2009	2010	2009
Net income	$181,706	$158,023	$214,309	$195,302
Foreign currency translation adjustments	(21,173)	42,205	(14,687)	33,324
Amortization of net prior service costs and net actuarial losses, net of taxes(1)	3,841	4,676	7,492	9,315
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes(2)	333	(132)	665	(87)

Comprehensive income	$164,707	$204,772	$207,779	$237,854

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(5,340) and $(3,624) for the three and six months ended June 30, 2010 and $(2,900) and $(5,790) for the three and six months ended June 30, 2009.

(2)	The tax effect of adjustments of marketable equity securities and derivative instruments used in cash flow hedges was $(213) and $(425) for the three and six months ended June 30, 2010 and $69 and $34 for the three and six months ended June 30, 2009.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2010 and 2009, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2010	2009
Balance at January 1	$22,214	$18,029
Charges to expense	10,869	9,191
Settlements	(10,478)	(10,829)

Balance at June 30	$22,605	$16,391

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
In the six months ended June 30, 2010, 7 stores in the Paint Stores Group and 4 branches in the Global Finishes Group were closed due to lower demand or redundancy. During the six months ended June 30, 2010, amounts charged to SG&A and Costs of goods sold included qualified exit costs and severance costs of $0.2 million related to these closed facilities and $0.5 million for severance costs related to a Consumer Group manufacturing facility closed during 2009. Adjustments to prior provisions of $0.6 million related to Global Finishes Group facilities closed during 2009 were recorded in Other general expense – net in the six months ended June 30, 2010.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2010 and for the six-month period then ended:
(Thousands of dollars)

			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	June 30,
Exit Plan	2009	sold or SG&A	accrual	expense - net	2010
Global Finishes Group branches shutdown in 2010:
Severance and related costs		$31	$(31)
Other qualified exit costs		142	(142)

Paint Stores Group stores shutdown in 2010:
Other qualified exit costs		55	(14)		$41

Paint Stores Group stores shutdown in 2009:
Other qualified exit costs	$3,213		(606)		2,607

Consumer Group manufacturing facilities shutdown in 2009:
Severance and related costs	4,532	457	(3,123)		1,866
Other qualified exit costs	2,258		(388)		1,870

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Severance and related costs	204		(79)	$(16)	109
Other qualified exit costs	3,703		(850)	(597)	2,256

Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Severance and related costs	70		(61)		9
Other qualified exit costs	5,426		(996)		4,430

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Severance and related costs	311				311
Other qualified exit costs	83		(33)		50

Global Finishes Group administrative offices and branches shutdown in 2008:
Other qualified exit costs	88		(88)

Paint Stores Group manufacturing facility shutdown in 2007:
Other qualified exit costs	1,578		(169)		1,409

Consumer Group manufacturing facility shutdown in 2007:
Other qualified exit costs	2,166				2,166

Other qualified exit costs for facilities shutdown prior to 2007	7,501		(1,338)		6,163

Totals	$31,133	$685	$(7,918)	$(613)	$23,287

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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2010	2009	2010	2009	2010	2009
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$4,264	$3,760	$488	$333	$883	$847
Interest cost	4,574	4,632	1,003	803	4,016	3,924
Expected return on assets	(10,640)	(9,222)	(695)	(494)
Amortization of:
Prior service cost (credit)	415	359	7	13	(164)	(164)
Actuarial loss	4,781	7,208	333	86	326	71

Net periodic benefit cost	$3,394	$6,737	$1,136	$741	$5,061	$4,678

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$8,453	$9,076	$989	$639	$1,766	$1,695
Interest cost	9,014	9,249	2,039	1,538	8,033	7,848
Expected return on assets	(21,155)	(18,423)	(1,410)	(947)
Amortization of:
Prior service cost (credit)	830	746	14	24	(328)	(328)
Actuarial loss	9,472	14,416	680	164	652	143

Net periodic benefit cost	$6,614	$15,064	$2,312	$1,418	$10,123	$9,358

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2010, the unaccrued maximum of the estimated range of possible outcomes is $100.5 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2010 and 2009 were accruals for extended environmental-related activities of $92.8 million and $123.7 million, respectively. Estimated costs of current investigation and remediation activities of $64.7 million and $52.6 million are included in Other accruals at June 30, 2010 and 2009, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2010. At June 30, 2010, $115.9 million, or 73.6 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $100.5 million at June 30, 2010, $61.9 million, or 61.6 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
NOTE 10—OTHER EXPENSE (INCOME)
Other general expense — net
Included in Other general expense — net were the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2010	2009	2010	2009
Provisions for environmental matters — net	$2,785	$2,950	$4,722	$9,151
Loss on disposition of assets	2,681	372	2,922	1,101
Adjustments to prior provisions for qualified exit costs	(341)	(271)	(613)	3,204

Other general expense — net	$5,125	$3,051	$7,031	$13,456

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
Other income — net
Included in Other income — net were the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2010	2009	2010	2009
Dividend and royalty income	$(1,527)	$(614)	$(2,493)	$(1,571)
Net expense from financing and investing activities	2,839	1,267	4,571	1,683
Foreign currency related gains	(8,376)	(868)	(2,374)	(969)
Other income	(2,816)	(3,604)	(4,924)	(5,516)
Other expense	325	1,289	2,463	2,737

Other income — net	$(9,555)	$(2,530)	$(2,757)	$(3,636)

The net expense from financing and investing activities includes the net loss relating to the change in the Company’s financing fees and write-off of origination costs related to the repurchase of a portion of its 7.45% debentures.
Foreign currency related gains included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at June 30, 2010 and 2009. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at June 30, 2010 and 2009.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.

NOTE 11—INCOME TAXES
The effective tax rate was 29.9 percent and 32.8 percent for the second quarter and first six months of 2010, respectively, and 31.9 percent and 31.0 percent for the second quarter and the first six months of 2009, respectively. The increase in the effective tax rate for the first six months of 2010 compared to 2009 was due to the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act signed into law in March 2010. The Company recognized the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage during the first quarter of 2010, which resulted in a Federal and State income tax charge of $11.4 million.
At December 31, 2009, the Company had $37.0 million in unrecognized tax benefits, the recognition of which would have an effect of $32.5 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2009, was $9.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2009, the Company had accrued $11.8 million for the potential payment of income tax interest and penalties.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Other than as noted below, the Internal Revenue Service (IRS) substantially completed the audit of the 2004 and 2005 tax years. The IRS commenced an examination of the Company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Fieldwork is anticipated to be completed prior to December 31, 2010. At this time, the Company has determined that an insignificant payment is due. The IRS is currently examining transactions related to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan. The IRS has indicated it may issue Notices of Proposed Adjustment for income taxes for the 2004 through 2007 tax years related to these transactions. The IRS has also indicated they are reviewing the applicability of excise taxes with respect to these transactions for the 2003 through 2007 tax years. During the IRS’s examination of the transactions, it requested the Department of Labor to review the transactions. Following the Department of Labor’s initial examination, it is coordinating its response with the IRS. As of June 30, 2010, the Company is subject to non-U.S. income tax examinations for the tax years of 2002 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2009.
At December 31, 2009, $9.6 million of unrecognized tax positions could significantly change during the next twelve months. Through June 30, 2010, $4.9 million of the amount was reversed due to the resolution of the related tax position. There were no other significant changes to any of the other balances of unrecognized tax benefits at December 31, 2009 during the first six months of 2010.

NOTE 12—NET INCOME PER COMMON SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars except per share data)	2010	2009	2010	2009
Basic
Average common shares outstanding	107,686,335	115,196,891	107,822,967	115,571,760

Net income	$181,706	$158,023	$214,309	$195,302
Less net income allocated to unvested restricted shares	(1,983)	(1,668)	(2,186)	(2,050)

Net income allocated to common shares	$179,723	$156,355	$212,123	$193,252

Basic net income per common share	$1.67	$1.36	$1.97	$1.67

Diluted
Average common shares outstanding	107,686,335	115,196,891	107,822,967	115,571,760
Stock options and other contingently issuable shares (1)	2,146,317	1,100,634	1,637,652	839,723

Average common shares outstanding assuming dissolution	109,832,652	116,297,525	109,460,619	116,411,483

Net income	$181,706	$158,023	$214,309	$195,302
Less net income allocated to unvested restricted shares assuming dissolution	(1,950)	(1,356)	(2,154)	(1,733)

Net income allocated to common shares assuming dissolution	$179,756	$156,667	$212,155	$193,569

Diluted net income per common share	$1.64	$1.35	$1.94	$1.66

(1)	Stock options and other contingently issuable shares excludes 3.1 million shares for the three months ended June 30, 2009, and 0.1 million and 4.9 million shares, respectively, for the six months ended June 30, 2010 and June 30, 2009 due to their anti-dilutive effect. There were no options excluded due to their anti-dilutive effect for the three months ended June 30, 2010.
The Company has two classes of participating securities: common shares and restricted shares, representing 99% and 1% of outstanding shares, respectively. The restricted shares are shares of unvested restricted stock granted under the Company’s restricted stock award program. Unvested restricted shares granted prior to April 20, 2010 received non-forfeitable dividends, and the shares are therefore considered a participating security. Effective April 20, 2010, the restricted stock award program was revised and dividends on performance-based restricted shares granted after this date are deferred and payment is contingent upon the awards vesting. Only the time-based restricted shares, which continue to receive non-forfeitable dividends, are considered a participating security. Basic and diluted earnings per share are calculated using the two-class method in accordance with the Earnings Per Share Topic of the ASC.

NOTE 13—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC.

	Three Months Ended June 30, 2010
				Global
	Paint Stores	Consumer		Finishes		Consolidated
(Thousands of dollars)	Group	Group		Group	Administrative	Totals
Net external sales	$1,244,979	$410,216		$486,547	$1,322	$2,143,064
Intersegment transfers		423,551		30,750	(454,301)

Total net sales and intersegment transfers	$1,244,979	$833,767		$517,297	$(452,979)	$2,143,064

Segment profit	$211,959	$80,694	*	$39,954		$332,607
Interest expense					$(26,340)	(26,340)
Administrative expenses and other					(47,019)	(47,019)

Income before income taxes	$211,959	$80,694		$39,954	$(73,359)	$259,248

	Three Months Ended June 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,170,039	$366,488		$409,691	$1,609	$1,947,827
Intersegment transfers		356,532		48,033	(404,565)

Total net sales and intersegment transfers	$1,170,039	$723,020		$457,724	$(402,956)	$1,947,827

Segment profit	$193,488	$66,085	*	$31,157		$290,730
Interest expense					$(10,356)	(10,356)
Administrative expenses and other					(48,251)	(48,251)

Income before income taxes	$193,488	$66,085		$31,157	$(58,607)	$232,123

*	Segment profit includes $6,402 and $5,252 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the second quarter of 2010 and 2009, respectively.

	Six Months Ended June 30, 2010
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$2,095,892	$702,365		$907,646	$2,643	$3,708,546
Intersegment transfers		704,720		53,005	(757,725)

Total net sales and intersegment transfers	$2,095,892	$1,407,085		$960,651	$(755,082)	$3,708,546

Segment profit	$259,715	$118,159	**	$62,956		$440,830
Interest expense					$(37,909)	(37,909)
Administrative expenses and other					(84,214)	(84,214)

Income before income taxes	$259,715	$118,159		$62,956	$(122,123)	$318,707

	Six Months Ended June 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$2,068,447	$654,640		$772,202	$3,215	$3,498,504
Intersegment transfers		627,345		82,783	(710,128)

Total net sales and intersegment transfers	$2,068,447	$1,281,985		$854,985	$(706,913)	$3,498,504

Segment profit	$250,068	$96,289	**	$36,462		$382,819
Interest expense					$(22,558)	(22,558)
Administrative expenses and other					(77,245)	(77,245)

Income before income taxes	$250,068	$96,289		$36,462	$(99,803)	$283,016

**	Segment profit includes $10,421 and $8,575 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first six months of 2010 and 2009, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $337.4 million and $24.0 million, respectively, for the second quarter of 2010, and $248.2 million and $4.1 million, respectively, for the second quarter of 2009. Net external sales and segment profit of these subsidiaries were $619.1 million and $48.2 million, respectively, for the first six months of 2010, and $468.0 million and $4.4 million, respectively, for the first six months of 2009. Long-lived assets of these subsidiaries totaled $271.4 million and $245.1 million at June 30, 2010 and June 30, 2009, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
Effective April 1, 2010, the Company acquired Sayerlack Industrial Coatings (Sayerlack) for $53.8 million, excluding any post-closing adjustments. Headquartered in Pianoro, Italy, Sayerlack is a leading coatings innovator in the joinery, furniture and cabinets markets. The acquisition strengthens the Global Finishes Group’s growing global platform for product finishes. A valuation was completed in the second quarter, and Sayerlack was included in the Company’s consolidated financial statements since the date of acquisition. The acquisition resulted in the recognition of goodwill and intangible assets.
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
The following unaudited pro-forma summary presents consolidated financial information as if Sayerlack and Altax had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2009 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars except per share data)	2010	2009	2010	2009
Net sales	$2,143,064	$1,979,377	$3,743,174	$3,567,563
Net income	181,706	159,301	213,989	194,369
Net income per common share:
Basic	$1.67	$1.37	$1.96	$1.66
Diluted	$1.64	$1.36	$1.94	$1.65

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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
(Thousands of dollars)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset(1)	$18,357	$14,664	$3,693
Call warrant investment(2)	12,095		12,095
Currency derivative asset(3)	466		466

Total assets at fair value	$30,918	$14,664	$16,254

Liabilities:
Deferred compensation plan liability(4)	$19,633	$19,633

Total liabilities at fair value	$19,633	$19,633

(1)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $16,672.

(2)	The fair value of the call warrant investment is determined by a valuation model correlated with changes in the fair value of the underlying publicly-traded debentures. These call warrants are designated as fair value hedges. See Note 16.

(3)	The currency derivative asset represents the fair value of foreign currency forwards. The forwards are valued using the banks’ proprietary models.

(4)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.
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

	June 30, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
(Thousands of dollars)	Amount	Value	Amount	Value
Publicly traded debt	$686,990	$740,514	$268,519	$327,839
Non-traded debt	22,094	21,094	33,025	30,499
During the second quarter of 2010, the Company repurchased $84.9 million of its publicly traded 7.45% debentures due 2097. At June 30, 2010, call warrants with a cost of $8.9 million that carry rights to call another $51.6 million of the 7.45% debentures were recorded in Other current assets. These call warrants were designated as a fair value hedge under ASC 815 against changes in value related to the notional amount of $51.6 million of the 7.45% debentures. Gains or losses are recognized in earnings in the period of the change together with the offsetting gains or losses on the hedged item attributed to the risk being hedged. The objective of the hedge is to protect the related debentures against changes in redemption value due to changes in long-term interest rates and credit ratings. At June 30, 2010, the fair value of the call warrants increased by $3.2 million, and the related debenture fair value liability increased by a similar amount. The balance sheet carrying values of the call warrants and the related debentures were adjusted to reflect these changes in value.
On July 19, 2010, Sherwin-Williams Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, entered into a €200 million (Euro) credit facility. On July 19, 2010 Sherwin-Williams Canada Inc., a wholly-owned subsidiary of the Company, entered into a CAD 75 million credit facility. The credit facilities will be used for general corporate purposes, including refinancing indebtedness and for acquisitions.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $111.3 million at June 30, 2010. The liability for estimated future capital contributions to the investments was $69.7 million at June 30, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into three reportable operating segments – Paint Stores Group, Consumer Group and Global Finishes Group (collectively, the “Reportable Operating Segments”) – and an Administrative Segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 5 through 7, page 10 and Note 19, on pages 75 through 77, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Reportable Operating Segments.
The soft U.S. and global economic conditions that first affected architectural paint sales volume in 2008 continued to challenge operations in 2009. Economic conditions improved in the second quarter for domestic architectural markets and continued to improve for the global markets the Company serves. However, rising raw material costs and uncertain supply had a negative effect on operating results primarily in the second quarter of 2010. Management of the Company continued using the latest information available while performing additional valuation procedures to ensure the Company’s assets and liabilities are properly stated. Specifically, management determined that: the collectibility of accounts receivable was properly estimated; current market values of inventories exceeded cost; the quoted and unavailable market values of deferred pension assets were reasonable; fair market values of goodwill and intangible assets were appropriately and reasonably estimated; the useful lives and fair market values of long-lived assets were established in relation to the current lower manufacturing and sales demand; adequate impairments of long-lived assets and accrual of qualified exit costs were recorded for all closed sites being held for disposal; and all sales allowances, returns, discounts, warranties and complaint allowances were reasonably stated in respect to the current economic conditions and changing business environment.
The Company’s financial condition, liquidity and cash flow remained strong through the first six months of 2010 in spite of the uncertain economic and raw material environments. Net working capital increased $232.3 million at June 30, 2010 compared to the end of the second quarter of 2009 due primarily to a significant increase in current assets and a decrease in current liabilities. Accounts receivable increased $77.7 million, and all other current assets increased $84.5 million. Short-term borrowings decreased $299.7 million from June 30, 2009, and all other current liabilities increased $229.5 million. Excluding short-term borrowings, net working capital increases were impacted by increased sales volume, foreign currency exchange rate changes, and acquisitions. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the second quarter of 2010, short-term borrowings increased $176.8 million from December 31, 2009 due to the seasonal increase in need for working capital, and all other current liabilities increased $263.1 million. Since June 30, 2009, Accounts receivable and Inventories increased $101.5 million, and the remaining current assets increased $60.6 million. Accounts receivable and Inventories increased $345.6 million from December 31, 2009 to June 30, 2010 when normal seasonal trends typically require significant growth in these categories. The reduction in short-term borrowings reduced Total current liabilities, and an increase in Total current assets improved the Company’s current ratio to 1.17 at June 30, 2010 from 1.04 at June 30, 2009 and compared to 1.27 at December 31, 2009. Total debt at June 30, 2010 increased $107.9 million to $908.6 million from $800.7 million at June 30, 2009 and increased as a percentage of total capitalization to 37.2 percent from 31.6 percent at the end of the second quarter last year. Total debt increased $91.0 million and increased from 35.4 percent of total capitalization at December 31, 2009. At June 30, 2010, the Company had remaining borrowing ability of $1.112 billion. Net operating cash decreased $29.9 million in six months of 2010 to a cash source of $236.5 million from a cash source of $266.4 million in 2009 primarily due to an increase in cash used to fund the seasonal increase in net working capital requirements and an increase in costs incurred for environmental matters and qualified exit costs of $8.5 million, partially offset by an increase in net income of $19.0 million. In the twelve month period from July 1, 2009 through June 30, 2010, the Company generated net operating cash of $829.2 million and invested $97.9 million in capital additions and improvements and $50.4 million in acquisitions, purchased $656.5 million in treasury stock and paid $158.2 million in cash dividends to its shareholders of common stock.
Results of operations for the Company in the second quarter and first six months of 2010 saw a continued improvement in domestic and global end market demand for architectural, OEM, and automotive finishes products. Consolidated net sales increased 10.0 percent in the second quarter to $2.143 billion from $1.948 billion in the second quarter of 2009, and increased 6.0 percent in the first six months of 2010 to $3.709 billion from $3.499 billion in the first six months of 2009 due primarily to favorable foreign currency translation rate changes, acquisitions, continued growth in global paint sales and improved domestic architectural paint sales in the second quarter. Net sales in the Paint Stores Group increased 6.4 percent in the quarter to $1.245 billion and increased 1.3 percent to $2.096 billion in the first six months due primarily to improving domestic architectural paint sales primarily to residential repaint contractors and improving industrial maintenance product sales. Net sales in the Paint Stores Group from stores open more than twelve calendar months increased 5.9 percent in the quarter and 1.0 percent in the first six months of 2010. Net sales in the Consumer Group increased 11.9 percent to $410.2 million in the quarter and 7.3 percent to $702.4 million in the first six months due primarily to improving demand at some of the Segment’s retail, industrial and institutional customers. Net sales in the Global Finishes Group stated in U.S. dollars increased 18.8 percent in the quarter to $486.5 million and 17.5 percent to $907.6 million in the first six months due primarily to acquisitions, favorable currency translation rate changes and increased paint volume sales. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter to 45.4 percent from 46.0 percent in 2009 and decreased to 44.9 percent from 45.0 percent in the first six months due primarily to rising raw material prices partially offset by price increases and cost savings realized from previous year site rationalizations. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 32.3 percent from 33.5 percent in the second quarter of 2009 and decreased to 35.2 percent from 36.1 percent in the first six months due primarily to good expense control across all Reportable Operating Segments. Other general expense — net increased $2.1 million in the second quarter of 2010 due primarily to an increase in loss on disposition of assets. Other general expense — net decreased in the first six months due to reduced provisions for environmental-related matters and decreased adjustment to prior provisions for qualified exit costs. Interest expense increased $16.0 million in the second quarter and increased $15.4 million in the first six months of 2010 due primarily to costs related to the repurchase of a portion of the Company’s 7.45% debentures. The effective income tax rate for second quarter 2010 was 29.9 percent compared to 31.9 percent in 2009, and the rate for the first six months of 2010 was 32.8 percent, including a one-time increase in income tax expense of $11.4 million relating to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) passed by Congress in March 2010, compared to 31.0 percent in 2009. Diluted net income per common share increased to $1.64 per share for the second quarter of 2010 from $1.35 per share a year ago, including a charge of $.08 per share relating to repurchase of debentures, and increased to $1.94 per share from $1.66 per share in the first six months, including charges aggregating $.18 per share related to the repurchasing of debentures and the Acts.
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

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the first six months of 2010 in spite of the uncertain economic and raw material environments. Net working capital increased $232.3 million at June 30, 2010 compared to the end of the second quarter of 2009 due primarily to a significant increase in current assets and a decrease in current liabilities. Accounts receivable increased $77.7 million, and all other current assets increased $84.5 million. Short-term borrowings decreased $299.7 million from June 30, 2009, and all other current liabilities increased $229.5 million. Excluding short-term borrowings, net working capital increases were impacted by increased sales volume, foreign currency exchange rate changes and acquistitions. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the second quarter of 2010, short-term borrowings increased $176.8 million from December 31, 2009 due to the seasonal increase in need for working capital, and all other current liabilities increased $263.1 million. Since June 30, 2009, Accounts receivable and Inventories increased $101.5 million, and the remaining current assets increased $60.6 million. Accounts receivable and Inventories increased $345.6 million from December 31, 2009 to June 30, 2010 when normal seasonal trends typically require significant growth in these categories. The reduction in short-term borrowings reduced Total current liabilities, and an increase in Total current assets improved the Company’s current ratio to 1.17 at June 30, 2010 from 1.04 at June 30, 2009 and compared to 1.27 at December 31, 2009. Total debt at June 30, 2010 increased $107.9 million to $908.6 million from $800.7 million at June 30, 2009 and increased as a percentage of total capitalization to 37.2 percent from 31.6 percent at the end of the second quarter last year. Total debt increased $91.0 million from December 31, 2009 and increased from 35.4 percent of total capitalization at December 31, 2009. At June 30, 2010, the Company had remaining borrowing ability of $1.112 billion. Net operating cash decreased $29.9 million in six months of 2010 to a cash source of $236.5 million from a cash source of $266.4 million in 2009 primarily due to an increase in cash used to fund the seasonal increase in net working capital requirements and an increase in costs incurred for environmental matters and qualified exit costs of $8.5 million, partially offset by an increase in net income of $19.0 million. In the twelve month period from July 1, 2009 through June 30, 2010, the Company generated net operating cash of $829.2 million and invested $97.9 million in capital additions and improvements and $50.4 million in acquisitions, purchased $656.5 million in treasury stock and paid $158.2 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $20.9 million during the first six months of 2010. Cash requirements for normal seasonal increases in working capital, capital expenditures of $47.5 million, acquisitions of $49.1 million, payments made on long-term debt of $89.2 million, payments of cash dividends of $78.8 million and treasury stock purchases of $175.5 million were funded primarily by net cash from operations and net increase in short term borrowings of $176.8 million. At June 30, 2010, the Company’s current ratio was 1.17, a decrease from the current ratio of 1.27 at December 31, 2009 and an increase from 1.04 a year ago. The decrease in the current ratio was primarily due to the increase in short term borrowings since year-end, and the improvement over a year ago was due primarily to the year-over-year reduction in short term borrowings.

Goodwill and intangible assets decreased $5.9 million from December 31, 2009 and decreased $23.3 million from June 30, 2009. The net decrease during the first six months of 2010 was due primarily to amortization of $13.2 million and foreign currency translation of $4.7 million partially offset by capitalization of software of $8.8 million and acquisitions of $4.8 million. The net decrease over the twelve-month period from June 30, 2009 resulted from amortization of $26.7 million and impairments of $14.1 million that were partially offset by capitalization of software of $11.7 million and acquisitions of $7.2 million. See Note 5, on pages 51 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $3.7 million during the first six months of 2010 and increased $33.3 million from June 30, 2009. The increase in the last twelve months was due primarily to an increase in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 57 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s benefit plan assets.
Other assets at June 30, 2010 increased $39.9 million in the first six months of 2010 and $80.8 million from a year ago, due primarily to increased investments in affordable housing and historic renovation real estate properties of $23.0 million and $55.7 million, respectively. The remaining increases were due to increases in various other investments during both time periods.
Net property, plant and equipment increased $8.8 million in the first six months of 2010 and decreased $14.8 million in the twelve months since June 30, 2009. The increase was primarily due to capital expenditures of $47.5 million, acquisitions of $40.7 million, and changes in currency translation rates partially offset by depreciation expense of $66.2 million. Since June 30, 2009, capital expenditures of $97.9 million and acquisitions of $34.1 million were more than offset by depreciation expense of $138.2 million, dispositions of assets with remaining net book value of $5.2 million, and changes in currency translation rates. Capital expenditures during the first six months of 2010 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $137.7 million at an average rate of 0.33 percent at June 30, 2010. There were no borrowings under certain other short-term revolving and letter of credit agreements at June 30, 2010. Short-term borrowings outstanding under various foreign programs at June 30, 2010 were $61.8 million with a weighted average interest rate of 4.2 percent. The Company had unused maximum borrowing availability of $362.3 million at June 30, 2010 under the commercial paper program that is backed by the Company’s revolving credit agreement and certain other revolving and letter of credit agreements. On March 30, 2010, the Company entered into a 364-day, €31.9 million (Euro) credit facility. The agreement was used to finance the acquisition of the Sayerlack industrial wood coatings business. At June 30, 2010, the entire amount was outstanding. During the second quarter of 2010, the Company repurchased $84.9 million of its publicly traded 7.45% debentures due 2097. There were no other significant changes in long-term debt during the second quarter or first six months of 2010. On July 19, 2010,

Sherwin-Williams Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, entered into a €200 million (Euro) credit facility. On July 19, 2010, Sherwin-Williams Canada Inc., a wholly-owned subsidiary of the Company, entered into a CAD 75 million credit facility. The credit facilities will be used for general corporate purposes, including refinancing indebtedness and for acquisitions. See Note 8, on pages 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2009 and increased $34.6 million from June 30, 2009. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 57 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at June 30, 2010 increased $18.3 million in the first six months of 2010, due primarily to an increase of $14.6 million in non-current and deferred tax liabilities, and increased $67.8 million from a year ago. The increase of $67.8 million from a year ago was due primarily to an increase in long-term commitments related to the affordable housing and historic renovation real estate properties of $60.8 million and an increase in non-current and deferred tax liabilities of $33.0 million partially offset by a reduction in long-term accruals for extended environmental-related liabilities of $30.9 million. See Note 1, on pages 44 to 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s Non-traded investments.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2010. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2010.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2010 and 2009, the Company had accruals for environmental-related activities of $157.5 million and $176.3 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $100.5 million higher than the accruals at June 30, 2010.
Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2010. At June 30, 2010, $115.9 million, or 73.6 percent, related directly to these four sites. Of the aggregate unaccrued exposure at June 30, 2010, $61.9 million, or 61.6 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2009.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $176.8 million to $199.5 million at June 30, 2010 from $22.7 million at December 31, 2009. Total long-term debt decreased $85.8 million to $709.1 million at June 30, 2010 from $794.9 million at December 31, 2009 and $301.5 million at June 30, 2009. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter or first six months of 2010 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Changes to the Company’s accrual for product warranty claims in the first six months of 2010 are disclosed in Note 5.
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
Management of the Company has reviewed the potential increased liabilities associated with Life Shield’s systems and determined that potential liabilities arising from an Act of Terrorism that could ultimately affect the Company will be appropriately insured or limited by current regulations. However, due to the uncertainties involved in the future development, usage and application of Life Shield’s systems, the number or nature of possible future claims and legal proceedings, or the effect that any change in legislation and/or administrative regulations may have on the limitations of potential liabilities, management cannot reasonably determine the scope or amount of any potential costs and liabilities for the Company related to Life Shield or to Life Shield’s systems. Any potential liability for the Company that may result from Life Shield or Life Shield’s systems cannot reasonably be estimated. However, based upon, among other things, the limitation of liability under the SAFETY Act in the event of an Act of Terrorism, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company through its ownership of Life Shield, as a supplier to Life Shield or as a distributor of Life Shield’s systems arising from the use of Life Shield’s systems will have a material adverse effect on the Company’s results of operations, liquidity or financial conditions.
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
Shareholders’ Equity
Shareholders’ equity increased $40.3 million to $1.531 billion at June 30, 2010 from $1.491 billion at December 31, 2009 and decreased $202.8 million from $1.734 billion at June 30, 2009. The increase in Shareholders’ equity for the first six months of 2010 resulted primarily from net income of $214.3 million and increased other capital of $92.3 million resulting from stock option exercises partially offset by the purchase of treasury stock of $175.5 million, cash dividends paid on common stock of $78.8 million, and an increase in Cumulative other comprehensive loss of $6.5 million. Purchases of treasury stock for $656.5 million since June 30, 2009 more than offset an increase in retained earnings and other capital of $295.8 million and $119.2 million, respectively, and a decrease in Cumulative other comprehensive loss of $44.1 million in twelve months due primarily to favorable foreign currency translation effects. During the first six months of 2010, the Company purchased 2,350,000 shares of its common stock for treasury purposes through open market purchases. The Company purchased 10.35 million shares of its common stock since June 30, 2009 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2010 to purchase 8.40 million shares of its common stock.
Total increases in common stock and other capital of $94.1 million during the first six months of 2010 and $121.7 million during the last twelve months were due primarily to the recognition of stock-based compensation expense and stock option exercises. Retained earnings increased $135.5 million during the first six months due primarily to net income after taxes of $181.7 million exceeding cash dividends of $78.8 million and increased $295.8 million from June 30, 2009 due to net income that was only partially offset by $158.2 million in cash dividends paid. At a meeting held on April 20, 2010, the Board of Directors increased the quarterly cash dividend from $.355 per common share to $.36 per common share for the second time in 2010. This quarterly dividend, if approved in each of the remaining quarters of 2010, would result in an annual dividend for 2010 of $1.44 per common share or a 38.1 percent payout of 2009 diluted net income per common share. The Board of Directors considered the increase in the proposed cash dividend payout for 2010 appropriate, representing a percentage payout of 2009 diluted net income per common share exceeding 30.0 percent, in respect to the Net operating cash achieved by the Company.

Cash Flow
Net operating cash decreased $29.9 million in the first six months of 2010 to a cash source of $236.5 million from a cash source of $266.4 million in 2009 primarily due to an increase in cash used to fund the seasonal increase in net working capital requirements and other adjustments and an increase in costs incurred for environmental-related matters and qualified exit costs of $8.5 million partially offset by an increased net income of $19.0 million. In the twelve month period from July 1, 2009 through June 30, 2010, the Company generated net operating cash of $829.2 million and invested $97.9 million in capital additions and improvements and $50.4 million in acquisitions of businesses, purchased $656.5 million in treasury stock and paid $158.2 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. During the second quarter of 2010, the Company purchased call warrants on the Company’s 7.45% debentures due 2097 with expiration dates matching the underlying debt to hedge interest rate and credit rating risk. These warrants were designated as fair value hedges against changes in fair value of the related debt. In the first six months of 2010, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2010, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the second quarter and first six months:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(thousands of dollars)	2010	2009	Change	2010	2009	Change
Net Sales:
Paint Stores Group	$1,244,979	$1,170,039	6.4%	$2,095,892	$2,068,447	1.3%
Consumer Group	410,216	366,488	11.9%	702,365	654,640	7.3%
Global Finishes Group	486,547	409,691	18.8%	907,646	772,202	17.5%
Administrative	1,322	1,609	-17.8%	2,643	3,215	-17.8%

Total	$2,143,064	$1,947,827	10.0%	$3,708,546	$3,498,504	6.0%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Income Before Income Taxes:
Paint Stores Group	$211,959	$193,488	9.5%	$259,715	$250,068	3.9%
Consumer Group	80,694	66,085	22.1%	118,159	96,289	22.7%
Global Finishes Group	39,954	31,157	28.2%	62,956	36,462	72.7%
Administrative	(73,359)	(58,607)	25.2%	(122,123)	(99,803)	22.4%

Total	$259,248	$232,123	11.7%	$318,707	$283,016	12.6%

Consolidated net sales increased in the second quarter and increased in the first six months of 2010 due primarily to favorable foreign currency translation rate changes, acquisitions and improved domestic architectural paint sales.
Net sales of all consolidated foreign subsidiaries were up 36.0 percent to $337.4 million in the quarter and up 32.3 percent to $619.1 million in the first six months versus $248.2 million and $468.0 million in the same periods last year. The increases in net sales for all consolidated foreign subsidiaries in the quarter and first six months were due primarily to acquisitions, which increased net sales in the quarter 15.2 percent and 8.1 percent in six months, and a 9.2 percent positive impact of foreign currency translation rate changes in the quarter and a 12.8 percent positive impact in the first six months. Net sales of all operations other than consolidated foreign subsidiaries were up 6.2 percent to $1.81 billion in the quarter and up 1.9 percent to $3.09 billion in six months as compared to $1.70 billion and $3.03 billion in the same periods last year.
Net sales in the Paint Stores Group increased due primarily to improving domestic architectural paint sales primarily to residential repaint contractors and improving industrial maintenance product sales. Net sales from stores open for more than twelve calendar months increased 5.9 percent in the quarter and increased 1.0 percent in the first six months over last year’s comparable periods. Total paint sales volume percentage increases were in the middle single digits for the quarter and up slightly for the first six months as compared to the second quarter and first six months last year. Sales of non-paint products increased by 6.2 percent over last year’s second quarter and increased by 2.1 percent over last year’s first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increases in the second quarter and first six months were primarily due to improving demand at some of the Segment’s retail, industrial and institutional customers. Net sales in the Global Finishes Group stated in U.S. dollars increased in the second quarter and first six months primarily due to acquisitions, favorable currency translation rate changes and increased paint volume sales. Acquisitions increased sales by 9.2 percent and 4.9 percent for the second quarter and first six months, respectively. Currency translation rate changes increased sales 5.0 percent in the quarter and 7.2 percent in the first six months, respectively. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in the second quarter and first six months.
Consolidated gross profit increased $76.5 million in the second quarter and $87.9 million in the first six months of 2010 compared to the same periods in 2009. As a percent of sales, consolidated gross profit decreased to 45.4 percent in the quarter from 46.0 percent in the second quarter of 2009 and decreased to 44.9 percent in the first six months of 2010 from 45.0 percent last year. Increased sales volumes and favorable currency translation rate changes favorably impacted gross profit dollars for both the second quarter and first six months of 2010 compared to the same periods in 2009. Selling price increases, cost control efforts and realized savings from prior year site rationalizations, primarily in the Consumer Group, only partially offset raw material cost increases which adversely impacted gross profit margins in the second quarter 2010 compared to 2009.
The Paint Stores Group’s gross profit was higher than last year in the second quarter by $37.5 million and higher than last year in the first six months by $13.0 million due to higher sales. The Paint Stores Group’s gross profit margins in the quarter and first six months were flat compared to the same periods last year. The Consumer Group’s gross profit increased from last year by $11.6 million in the quarter and increased $17.8 million in the first six months from last year due primarily to increased sales volume, good cost control efforts and cost savings realized from prior year site rationalizations partially offset by increasing raw material costs for both comparable periods. However, rising raw material costs and uncertain supply in the second quarter 2010 caused the Consumer Group’s gross profit margins to decline 1.2 percent of sales for the second quarter but remain flat for the first six months compared to the comparable periods last year. The Global Finishes Group’s gross profit increased $24.0 million in the second quarter and increased $55.9 million in the first six months compared to the same periods last year, when stated in U.S. dollars, due primarily to increased paint sales volume and favorable currency translation rate changes of $7.3 million in the quarter and $20.0 million in the first six months. The Global Finishes Group’s gross profit margins were down 0.8 percent of sales in the quarter and were up 0.8 percent of sales for the first six months compared to last year. The Administrative segment’s gross profit increased by an insignificant amount in the second quarter and first six months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $38.2 million in the second quarter and increased $42.2 million in the first six months of 2010 versus last year due primarily to increased sales volume, acquisitions and the impact of currency translation rate changes. As a percent of sales, consolidated SG&A decreased to 32.3 percent in the quarter and decreased to 35.2 percent in the first six months from 33.5 percent in the second quarter and 36.1 percent in the first six months of 2009.

The Paint Stores Group’s SG&A increased $18.6 million in the second quarter and increased $7.1 million in the first six months due primarily to higher sales volume. The Consumer Group’s SG&A decreased $1.6 million in the second quarter and decreased $2.9 million in the first six months due primarily to good expense control. The Global Finishes Group’s SG&A increased $22.3 million in the quarter and increased $31.1 million in the first six months relating primarily to higher sales volume, acquisitions, and currency translation rate changes. The Administrative segment’s SG&A decreased by an insignificant amount in the second quarter and increased by $7.0 million in the first six months due primarily to an increase in stock-based compensation expense.
Other general expense – net increased $2.1 million in the second quarter and decreased by $6.4 million in the first six months. The increase in the quarter was due to a $2.2 million loss on disposal of assets in the Administrative segment. The decrease in the first six months was primarily due to a decrease of $4.4 million in the provision for environmental-related matters in the Administrative segment and adjustments of $3.4 million to prior provisions for qualified exit costs in the Paint Stores Group, partially offset by the $2.2 million loss on disposal of assets in the Administrative segment.
Interest expense, included in the Administrative segment, increased $16.0 million and $15.4 million in the second quarter and first six months, respectively, due primarily to the write-off of origination costs related to the repurchase of a portion of the Company’s 7.45% debentures.
Other income – net increased $7.0 million in the second quarter and decreased $0.9 million in the first six months. The increase in the quarter was primarily due to a $7.5 million increase in foreign currency related gains in the Global Finishes Group and Consumer Group, partially offset by an increase in net expense from financing and investing activities in the Administrative segment.
Consolidated income before income taxes increased $27.1 million in the second quarter and increased $35.7 million in the first six months of 2010 due primarily to the higher segment profits of the Paint Stores Group, Global Finishes and Consumer Groups partially offset by an increase in Administrative Segment expenses.
The effective income tax rate of 29.9 percent for the second quarter of 2010 was lower than the 31.9 percent effective income tax rate for the second quarter of 2009. The effective income tax rate of 32.8 percent for the first six months of 2010 was higher than the 31.0 effective tax income tax rate for the first six months of 2009 as a result of a one-time increase in income tax expense of $11.4 million due to the Acts.
Net income for the quarter increased $23.7 million to $181.7 million from $158.0 million in the second quarter of 2009 and increased $19.0 million to $214.3 million from $195.3 million in the first six months of 2009. Diluted net income per common share increased 21.5 percent from $1.35 per share in the second quarter of 2009 to $1.64 per share in the second quarter of 2010, including a charge of $.08 per share related to repurchase of debt. Diluted net income per common share increased 16.9 percent from $1.66 in the first six months of 2009 to $1.94 in the first six months of 2010, including charges aggregating $.18 per share related to repurchase of debt and the Acts. Average diluted shares decreased during the period primarily due to treasury stock repurchases.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(thousands of dollars)	2010	2009	2010	2009
Net income	$181,706	$158,023	$214,309	$195,302
Interest expense	26,340	10,356	37,909	22,558
Income taxes	77,542	74,100	104,398	87,714
Depreciation	33,103	37,317	66,206	73,200
Amortization	6,459	5,968	13,206	12,196

EBITDA	$325,150	$285,764	$436,028	$390,970

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On June 23, 2010, the Company received correspondence from the United States Environmental Protection Agency – Region III (the “EPA”) in Philadelphia, Pennsylvania alleging that the Company has violated the Resource Conservation and Recovery Act and the State of Maryland Hazardous Waste Management Regulations at the Company’s manufacturing facility in Baltimore, Maryland. The EPA alleges various violations, including those relating to handling drums, totes and other containers, addressing spills of hazardous waste, and recordkeeping and other regulatory activities. The EPA has indicated that it may file an administrative complaint requesting that a compliance order be issued to the Company requiring immediate compliance with hazardous waste management regulations and the assessment of a civil penalty. The Company is investigating this matter and cannot predict its outcome.
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

Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

			Number of
			Shares
			Purchased as	Number of
			Part of a	Shares That
	Total Number		Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased
Period	Purchased	Paid Per Share	Plan	Under the Plan
April 1 - April 30
Share repurchase program				10,350,000
Employee transactions(2)	2,403	$74.23		NA

May 1 - May 31
Share repurchase program (1)	1,700,000	$77.13	1,700,000	8,650,000
Employee transactions				NA

June 1 - June 30
Share repurchase program (1)	250,000	$74.42	250,000	8,400,000
Employee transactions				NA

Total
Share repurchase program (1)	1,950,000	$76.78	1,950,000	8,400,000
Employee transactions (2)	2,403	$74.23		NA

(1)	All shares were purchased through the Company’s publicly announced share repurchased program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at June 30, 2010 to purchase 8,400,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended June 30, 2010, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services and tax compliance.

Item 6. Exhibits.

10(a)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(a) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(b)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(c)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(c) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(d)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(e)	Indemnity Agreement with Allen J. Mistysyn filed as Exhibit 10(e) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(f)	Amended and Restated Severance Agreement with Allen J. Mistysyn filed as Exhibit 10(f) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
July 27, 2010	By:	/s/ A. J. Mistysyn
A. J. Mistysyn
Vice President-Corporate Controller

July 27, 2010	By:	/s/ L. E. Stellato
L. E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10(a)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(a) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(b)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(c)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(c) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(d)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(e)	Indemnity Agreement with Allen J. Mistysyn filed as Exhibit 10(e) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
10(f)	Amended and Restated Severance Agreement with Allen J. Mistysyn filed as Exhibit 10(f) to Sherwin-Williams’ Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document