Form 10-Q
period 2010-09-30
SHERWIN WILLIAMS CO
filed 2010-10-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 107,934,798 shares as of September 30, 2010.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Securities and Use of Proceeds	46
Item 5. Other Information	47
Item 6. Exhibits	48

SIGNATURES	49
INDEX TO EXHIBITS	50
EX-4(a)
EX-4(b)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$2,172,259	$1,996,909	$5,880,805	$5,495,413
Cost of goods sold	1,200,674	1,067,926	3,245,359	2,990,482
Gross profit	971,585	928,983	2,635,446	2,504,931
Percent to net sales	44.7%	46.5%	44.8%	45.6%
Selling, general and administrative expenses	703,672	654,246	2,007,762	1,916,095
Percent to net sales	32.4%	32.8%	34.1%	34.9%
Other general (income) expense — net	(817)	6,869	6,214	20,325
Interest expense	11,310	8,471	49,219	31,029
Interest and net investment income	(1,008)	(518)	(2,127)	(1,813)
Other expense (income) — net	3,049	1,267	292	(2,369)

Income before income taxes	255,379	258,648	574,086	541,664
Income taxes	80,121	83,440	184,519	171,154

Net income	$175,258	$175,208	$389,567	$370,510

Net income per common share*:
Basic	$1.63	$1.53	$3.59	$3.19

Diluted	$1.60	$1.51	$3.53	$3.17

Average shares outstanding — basic	106,454,042	113,447,570	107,366,658	114,863,697

Average shares and equivalents outstanding — diluted	108,397,737	114,699,133	109,095,936	115,738,052

*	Presented using the two-class method. See Note 12.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$64,948	$69,329	$32,770
Accounts receivable, less allowance	1,069,890	696,055	901,199
Inventories:
Finished goods	713,343	630,683	641,527
Work in process and raw materials	145,645	107,805	84,966

	858,988	738,488	726,493
Deferred income taxes	121,438	121,276	99,389
Other current assets	209,838	144,871	162,863

Total current assets	2,325,102	1,770,019	1,922,714

Goodwill	1,085,703	1,014,825	1,011,015
Intangible assets	339,188	279,413	298,430
Deferred pension assets	250,679	245,301	215,525
Other assets	267,131	195,612	169,153

Property, plant and equipment:
Land	94,872	85,166	84,802
Buildings	662,150	600,687	596,634
Machinery and equipment	1,641,788	1,512,218	1,526,214
Construction in progress	26,840	23,086	22,123

	2,425,650	2,221,157	2,229,773
Less allowances for depreciation	1,512,770	1,402,472	1,397,160

	912,880	818,685	832,613

Total Assets	$5,180,683	$4,323,855	$4,449,450

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$354,556	$22,674	$410,994
Accounts payable	927,616	674,766	728,420
Compensation and taxes withheld	233,771	176,538	180,833
Accrued taxes	139,956	76,499	140,053
Current portion of long-term debt	6,314	12,267	10,564
Other accruals	462,888	430,924	415,252

Total current liabilities	2,125,101	1,393,668	1,886,116

Long-term debt	705,472	782,670	289,421
Postretirement benefits other than pensions	285,104	283,784	250,795
Other long-term liabilities	421,870	372,783	320,266

Shareholders’ equity:
Common stock — $1.00 par value: 107,934,798, 109,436,869 and 113,340,736 shares outstanding at September 30, 2010, December 31, 2009 and September 30, 2009, respectively	230,731	228,647	228,421
Preferred stock — convertible, no par value: 216,753 shares outstanding at September 30, 2010, December 31, 2009 and September 30, 2009	216,753	216,753	216,753
Unearned ESOP compensation	(216,753)	(216,753)	(216,753)
Other capital	1,182,805	1,068,963	1,069,582
Retained earnings	4,790,309	4,518,428	4,492,042
Treasury stock, at cost	(4,268,545)	(4,007,633)	(3,753,043)
Cumulative other comprehensive loss	(292,164)	(317,455)	(334,150)

Total shareholders’ equity	1,643,136	1,490,950	1,702,852

Total Liabilities and Shareholders’ Equity	$5,180,683	$4,323,855	$4,449,450

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30,	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$389,567	$370,510
Adjustments to reconcile net income to net operating cash:
Depreciation	100,673	109,611
Amortization of intangible assets	21,774	18,819
Stock-based compensation expense	28,498	20,151
Provisions for qualified exit costs	(57)	15,339
Provisions for environmental-related matters	6,696	18,534
Defined benefit pension plans net cost	13,408	24,776
Net increase in postretirement liability	1,638	1,900
Other	10,626	7,484
Change in working capital accounts — net	(66,376)	72,930
Costs incurred for environmental-related matters	(24,981)	(26,706)
Costs incurred for qualified exit costs	(9,887)	(6,414)
Other	6,031	(11,293)

Net operating cash	477,610	615,641

INVESTING ACTIVITIES
Capital expenditures	(76,116)	(63,556)
Acquisitions of businesses, net of cash acquired	(264,340)	(14,093)
Proceeds from sale of assets	4,834	1,751
Increase in other investments	(71,426)	(30,297)

Net investing cash	(407,048)	(106,195)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	324,661	(106,777)
Proceeds from long-term debt	2,386	6,278
Payments of long-term debt	(93,166)	(28,526)
Costs associated with repurchase of long-term debt	(22,192)
Payments of cash dividends	(117,686)	(124,634)
Proceeds from stock options exercised	72,382	27,329
Income tax effect of stock-based compensation exercises and vesting	15,046	6,868
Treasury stock purchased	(253,558)	(276,222)
Other	(4,815)	(4,240)

Net financing cash	(76,942)	(499,924)

Effect of exchange rate changes on cash	1,999	(2,964)

Net (decrease) increase in cash and cash equivalents	(4,381)	6,558
Cash and cash equivalents at beginning of year	69,329	26,212

Cash and cash equivalents at end of period	$64,948	$32,770

Income taxes paid	$96,063	$69,264
Interest paid	54,743	37,921
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended September 30, 2010 and 2009
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
There have been no significant changes in critical accounting policies since December 31, 2009. Accounting estimates were revised as necessary during the first nine months of 2010 based on new information and changes in facts and circumstances.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became effective, resulting in the elimination of a tax deduction previously allowed for the Medicare Part D subsidy beginning in years after December 31, 2012. The Company recognized the deferred tax effects of the reduced deductibility of the subsidy during the first quarter. The resulting one-time increase in income taxes of $11.4 million reduced basic and diluted earnings per share for the nine months of 2010 by $0.11 and $0.10, respectively. See Note 11.
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
The consolidated results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-9, which amends the Subsequent Events Topic of the

Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-11 does not have any impact on the Company’s results of operations, financial condition or liquidity.
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
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2010 and 2009 were $0.360 per common share and $0.355 per common share, respectively.
NOTE 4—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2010	2009	2010	2009
Net income	$175,258	$175,208	$389,567	$370,510
Foreign currency translation adjustments	28,554	29,003	13,868	62,327
Amortization of net prior service costs and net actuarial losses, net of taxes(1)	2,385	4,684	9,877	13,999
Adjustments of marketable equity securities and derivative instruments used in cash flow hedges, net of taxes (2)	880	230	1,545	142

Comprehensive income	$207,077	$209,125	$414,857	$446,978

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(3,288) and $(6,912) for the three and nine months ended September 30, 2010 and $(2,905) and $(8,695) for the three and nine months ended September 30, 2009.

(2)	The tax effect of adjustments of marketable equity securities and derivative instruments used in cash flow hedges was $(563) and $(988) for the three and nine months ended September 30, 2010 and $(125) and $(91) for the three and nine months ended September 30, 2009.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2010 and 2009, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2010	2009
Balance at January 1	$22,214	$18,029
Charges to expense	14,315	16,339
Settlements	(13,674)	(17,805)

Balance at September 30	$22,855	$16,563

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
In the nine months ended September 30, 2010, 11 stores in the Paint Stores Group and 6 branches in the Global Finishes Group were closed due to lower demand or redundancy. During the nine months ended September 30, 2010, amounts charged to SG&A and Costs of goods sold included qualified exit costs and severance costs of $0.2 million related to these closed facilities and $0.5 million for severance costs related to a Consumer Group manufacturing facility closed during 2009. Adjustments to prior provisions of $0.8 million related primarily to Global Finishes Group facilities closed during 2009 were recorded in Other general expense — net in the nine months ended September 30, 2010.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2010 and for the nine-month period then ended:

			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
(Thousands of dollars)	December 31,	Cost of goods	charged to	in Other general	September 30,
Exit Plan	2009	sold or SG&A	accrual	expense - net	2010
Global Finishes Group branches shutdown in 2010:
Severance and related costs		$31	$(31)
Other qualified exit costs		142	(142)

Paint Stores Group stores shutdown in 2010:
Other qualified exit costs		74	(59)		$15

Paint Stores Group stores shutdown in 2009:
Other qualified exit costs	$3,213		(964)	$(4)	2,245

Consumer Group manufacturing facilities shutdown in 2009:
Severance and related costs	4,532	457	(3,505)		1,484
Other qualified exit costs	2,258		(551)		1,707

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Severance and related costs	204		(78)	(16)	110
Other qualified exit costs	3,703		(1,098)	(596)	2,009

Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Severance and related costs	70		(66)		4
Other qualified exit costs	5,426		(1,432)	(145)	3,849

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Severance and related costs	311				311
Other qualified exit costs	83		(50)		33

Global Finishes Group administrative offices and branches shutdown in 2008:
Other qualified exit costs	88		(88)

Paint Stores Group manufacturing facility shutdown in 2007:
Other qualified exit costs	1,578		(234)		1,344

Consumer Group manufacturing facility shutdown in 2007:
Other qualified exit costs	2,166				2,166

Other qualified exit costs for facilities shutdown prior to 2007	7,501		(1,589)		5,912

Totals	$31,133	$704	$(9,887)	$(761)	$21,189

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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2010	2009	2010	2009	2010	2009
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$4,226	$4,538	$501	$341	$883	$848
Interest cost	4,507	4,625	1,040	828	4,017	3,924
Expected return on assets	(10,578)	(9,211)	(720)	(510)
Amortization of:
Prior service cost (credit)	416	374	8	12	(164)	(164)
Actuarial loss	4,735	7,208	347	89	326	72

Net periodic benefit cost	$3,306	$7,534	$1,176	$760	$5,062	$4,680

Nine Months Ended September 30:
Net periodic benefit cost:
Service cost	$12,679	$13,614	$1,490	$980	$2,649	$2,543
Interest cost	13,521	13,874	3,079	2,366	12,050	11,772
Expected return on assets	(31,733)	(27,634)	(2,130)	(1,457)
Amortization of:
Prior service cost (credit)	1,246	1,120	22	36	(492)	(492)
Actuarial loss	14,207	21,624	1,027	253	978	215

Net periodic benefit cost	$9,920	$22,598	$3,488	$2,178	$15,185	$14,038

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2010, the unaccrued maximum of the estimated range of possible outcomes is $100.7 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2010 and 2009 were accruals for extended environmental-related activities of $89.9 million and $121.9 million, respectively. Estimated costs of current investigation and remediation activities of $64.6 million and $52.5 million are included in Other accruals at September 30, 2010 and 2009, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2010. At September 30, 2010, $111.5 million, or 72.1 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $100.7 million at September 30, 2010, $62.7 million, or 62.2 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The proceedings initiated by the State of Rhode Island included two jury trials. The claim was originally tried to a jury in 2002 and the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed, and on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.
The Santa Clara County, California proceeding was initiated in March 2000 and purports to be a class action on behalf of all public entities in the State of California other than the State and its agencies. The plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. On March 3, 2006, the Court of Appeal, Sixth Appellate District, among other determinations, reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed, and on April 8, 2008, the California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court, and on July 26, 2010, the Supreme Court issued an opinion mostly affirming the Court of Appeal’s decision and remanding the case to the trial court. The California Supreme Court upheld the plantiffs’ right to retain private counsel on a contingency fee basis subject to certain requirements set forth in the Supreme Court’s opinion. The proceedings in the trial court were stayed through July 26, 2010 pending the appeal.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed, and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial that was denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment.
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
NOTE 10—OTHER EXPENSE (INCOME)
Other general (income) expense — net
Included in Other general (income) expense — net were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2010	2009	2010	2009
Provisions for environmental matters — net	$1,974	$9,383	$6,696	$18,534
(Gain) loss on disposition of assets	(2,643)	(2,514)	279	(1,413)
Adjustments to prior provisions for qualified exit costs	(148)		(761)	3,204

Other general (income) expense — net	$(817)	$6,869	$6,214	$20,325

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
Other expense (income) — net
Included in Other expense (income) — net were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2010	2009	2010	2009
Dividend and royalty income	$(1,913)	$(947)	$(4,406)	$(2,518)
Net expense from financing and investing activities	1,908	1,142	6,479	2,825
Foreign currency related losses	3,499	2,445	1,125	1,476
Other income	(2,424)	(2,627)	(7,348)	(8,143)
Other expense	1,979	1,254	4,442	3,991

Other expense (income) — net	$3,049	$1,267	$292	$(2,369)

The net expense from financing and investing activities includes the net loss relating to the change in the Company’s financing fees and write-off of origination costs related to the repurchase of a portion of its 7.45% debentures.
Foreign currency related losses included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at September 30, 2010 and 2009. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at September 30, 2010 and 2009.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.

NOTE 11—INCOME TAXES
The effective tax rate was 31.4 percent and 32.1 percent for the third quarter and first nine months of 2010, respectively, and 32.3 percent and 31.6 percent for the third quarter and the first nine months of 2009, respectively. The slight increase in the effective tax rate for the first nine months of 2010 compared to 2009 was due to the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act signed into law in March 2010. The Company recognized the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage during the first quarter of 2010, which resulted in a Federal and State income tax charge of $11.4 million.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Other than as noted below, the Internal Revenue Service (IRS) substantially completed the audit of the 2004 and 2005 tax years. The IRS commenced an examination of the Company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Fieldwork is anticipated to be completed prior to December 31, 2010. At this time, the Company has determined that an insignificant payment is due. The IRS is currently examining transactions related to The Sherwin-Williams Company Employee Stock Purchase and Savings Plan. The IRS is evaluating possible Notices of Proposed Adjustment for income taxes for the 2004 through 2007 tax years related to these transactions. The Company expects to have further information regarding these Notices by the end of the 2010 tax year. The IRS has also indicated they are reviewing the applicability of excise taxes with respect to these transactions for the 2003 through 2007 tax years. During the IRS’s examination of the transactions, it requested the Department of Labor to review the transactions. Following the Department of Labor’s initial examination, it is coordinating its response with the IRS. As of September 30, 2010, the Company is subject to non-U.S. income tax examinations for the tax years of 2002 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 1992 through 2009.
At December 31, 2009, $9.6 million of unrecognized tax positions could significantly change during the next twelve months. Through September 30, 2010, $4.9 million of the amount was reversed due to the resolution of the related tax position. There were no other significant changes to any of the other balances of unrecognized tax benefits at December 31, 2009 during the first nine months of 2010.
NOTE 12—NET INCOME PER COMMON SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2010	2009	2010	2009
Basic
Average common shares outstanding	106,454,042	113,447,570	107,366,658	114,863,697

Net income	$175,258	$175,208	$389,567	$370,510
Less net income allocated to unvested restricted shares	(1,930)	(1,877)	(4,116)	(3,927)

Net income allocated to common shares	$173,328	$173,331	$385,451	$366,583

Basic net income per common share	$1.63	$1.53	$3.59	$3.19

Diluted
Average common shares outstanding	106,454,042	113,447,570	107,366,658	114,863,697
Stock options and other contingently issuable shares (1)	1,943,695	1,251,563	1,729,278	874,355

Average common shares outstanding assuming dissolution	108,397,737	114,699,133	109,095,936	115,738,052

Net income	$175,258	$175,208	$389,567	$370,510
Less net income allocated to unvested restricted shares assuming dissolution	(1,901)	(1,512)	(4,055)	(3,245)

Net income allocated to common shares assuming dissolution	$173,357	$173,696	$385,512	$367,265

Diluted net income per common share	$1.60	$1.51	$3.53	$3.17

(1)	Stock options and other contingently issuable shares excludes 3.0 million shares for the three months ended September 30, 2009, and 0.1 million and 3.1 million shares, respectively, for the nine months ended September 30, 2010 and September 30, 2009, respectively, due to their anti-dilutive effect. There were no options excluded due to their anti-dilutive effect for the three months ended September 30, 2010.
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

	Three Months Ended September 30, 2010
				Global
	Paint Stores	Consumer		Finishes		Consolidated
(Thousands of dollars)	Group	Group		Group	Administrative	Totals
Net external sales	$1,286,063	$340,365		$544,548	$1,283	$2,172,259
Intersegment transfers		434,216		24,433	(458,649)

Total net sales and intersegment transfers	$1,286,063	$774,581		$568,981	$(457,366)	$2,172,259

Segment profit	$225,079	$59,699	*	$31,925		$316,703
Interest expense					$(11,310)	(11,310)
Administrative expenses and other					(50,014)	(50,014)

Income before income taxes	$225,079	$59,699		$31,925	$(61,324)	$255,379

	Three Months Ended September 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,220,717	$330,450		$444,138	$1,604	$1,996,909
Intersegment transfers		361,601		47,490	(409,091)

Total net sales and intersegment transfers	$1,220,717	$692,051		$491,628	$(407,487)	$1,996,909

Segment profit	$230,193	$56,473	*	$29,658		$316,324
Interest expense					$(8,471)	(8,471)
Administrative expenses and other					(49,205)	(49,205)

Income before income taxes	$230,193	$56,473		$29,658	$(57,676)	$258,648

*	Segment profit includes $6,787 and $5,157 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarter of 2010 and 2009, respectively.

	Nine Months Ended September 30, 2010
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$3,381,955	$1,042,731		$1,452,194	$3,925	$5,880,805
Intersegment transfers		1,138,936		77,438	(1,216,374)

Total net sales and intersegment transfers	$3,381,955	$2,181,667		$1,529,632	$(1,212,449)	$5,880,805

Segment profit	$484,795	$177,859	**	$94,882		$757,536
Interest expense					$(49,219)	(49,219)
Administrative expenses and other					(134,231)	(134,231)

Income before income taxes	$484,795	$177,859		$94,882	$(183,450)	$574,086

	Nine Months Ended September 30, 2009
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$3,289,164	$985,090		$1,216,340	$4,819	$5,495,413
Intersegment transfers		988,946		130,273	(1,119,219)

Total net sales and intersegment transfers	$3,289,164	$1,974,036		$1,346,613	$(1,114,400)	$5,495,413

Segment profit	$480,261	$152,762	**	$66,120		$699,143
Interest expense					$(31,029)	(31,029)
Administrative expenses and other					(126,450)	(126,450)

Income before income taxes	$480,261	$152,762		$66,120	$(157,479)	$541,664

**	Segment profit includes $17,208 and $13,732 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2010 and 2009, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $376.1 million and $29.5 million, respectively, for the third quarter of 2010, and $271.5 million and $23.4 million, respectively, for the third quarter of 2009. Net external sales and segment profit of these subsidiaries were $995.2 million and $77.7 million, respectively, for the first nine months of 2010, and $739.5 million and $27.8 million, respectively, for the first nine months of 2009. Long-lived assets of these subsidiaries totaled $632.4 million and $248.2 million at September 30, 2010 and September 30, 2009, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
Effective September 1, 2010, the Company acquired Becker Industrial Products AB (Becker Acroma) for $230.4 million, excluding any post-closing adjustments. Headquartered in Stockholm, Sweden, Becker Acroma is one of the largest manufacturers of industrial wood coatings globally and a technology leader in water, UV and other wood coatings. The acquisition strengthens the Global Finishes Group’s growing global platform for product finishes. The acquisition resulted in the recognition of goodwill and intangible assets. A valuation will be completed in the fourth quarter. Becker Acroma was included in the Company’s consolidated financial statements since the date of acquisition.
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
The following unaudited pro-forma summary presents consolidated financial information as if Becker Acroma, Sayerlack and Altax had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2009 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2010	2009	2010	2009
Net sales	$2,219,835	$2,104,790	$6,117,218	$5,803,706
Net income	175,236	175,546	395,033	372,368

Net income per common share:
Basic	$1.63	$1.53	$3.64	$3.21
Diluted	$1.60	$1.52	$3.58	$3.19
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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
(Thousands of dollars)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset(1)	$21,277	$18,012	$3,265
Call warrant investment(2)	16,588		16,588

Total assets at fair value	$37,865	$18,012	$19,853

Liabilities:
Deferred compensation plan liability(3)	$20,983	$20,983
Currency derivative liability(4)	326		$326

Total liabilities at fair value	$21,309	$20,983	$326

(1)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $21,072.

(2)	The fair value of the call warrant investment is determined by a valuation model correlated with changes in the fair value of the underlying publicly-traded debentures. These call warrants are designated as fair value hedges. See Note 16.

(3)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

(4)	The currency derivative liability represents the fair value of foreign currency forwards. The forwards are valued using the banks’ proprietary models.

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

	September 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
(Thousands of dollars)	Amount	Value	Amount	Value
Publicly traded debt	$691,493	$760,623	$268,520	$357,388
Non-traded debt	20,293	19,623	31,465	29,490
During the second quarter of 2010, the Company repurchased $84.9 million of its publicly traded 7.45% debentures due 2097. At September 30, 2010, call warrants with a cost of $8.9 million that carry rights to call another $51.6 million of the 7.45% debentures were recorded in Other current assets. These call warrants were designated as a fair value hedge under ASC 815 against changes in value related to the notional amount of $51.6 million of the 7.45% debentures. Gains or losses are recognized in earnings in the period of the change together with the offsetting gains or losses on the hedged item attributed to the risk being hedged. The objective of the hedge is to protect the related debentures against changes in redemption value due to changes in long-term interest rates and credit ratings. As of September 30, 2010, the fair value of the call warrants increased by $7.7 million, and the related debenture fair value liability increased by a similar amount. The balance sheet carrying values of the call warrants and the related debentures were adjusted to reflect these changes in value.
On July 19, 2010, Sherwin-Williams Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, entered into a € 200 million (Euro) credit facility. On July 19, 2010, Sherwin-Williams Canada Inc., a wholly-owned subsidiary of the Company, entered into a CAD 75 million credit facility. The credit facilities will be used for general corporate purposes, including refinancing indebtedness and for acquisitions.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $128.1 million at September 30, 2010. The liability for estimated future capital contributions to the investments was $74.7 million at September 30, 2010.

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
The Company continues to manage through an overall sluggish domestic economy while working hard to maintain customer service in this uncertain environment. Economic conditions continued to improve in the third quarter for domestic architectural and global markets the Company serves. However, rising raw material costs continued to have a negative effect on operating results primarily in the second and third quarters of 2010. Selected selling price increases have been implemented to offset the current raw material cost increases. Raw material supply shortages in the second and third quarters adversely impacted results for the first nine months of 2010. Management of the Company continues to use the latest information available while performing additional valuation procedures to ensure the Company’s assets and liabilities are properly stated throughout this period of uncertain economic conditions and changing business environment.
The Company’s financial condition, liquidity and cash flow remained strong through the first nine months of 2010 in spite of the uncertain economic and raw material environments. Net working capital increased $163.4 million at September 30, 2010 compared to the end of the third quarter of 2009 due primarily to an increase in Accounts receivable and Inventories partially offset by an increase in Accounts payable. Accounts receivable increased $168.7 million and Inventories increased $132.5 million, while all other current assets increased $101.2 million. Short-term borrowings decreased $56.4 million from September 30, 2009 and Accounts payable increased $199.2 million, while all other current liabilities increased $96.2 million. Excluding short-term borrowings, net working capital increases were impacted by increased sales volume, foreign currency exchange rate changes, and acquisitions. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the third quarter of 2010, short-term borrowings increased $331.9 million from December 31, 2009 due to capital funding needed to acquire businesses and the seasonal increase in need for working capital, while all other current liabilities increased $399.6 million. Accounts receivable and Inventories increased $494.3 million from December 31, 2009 to September 30,

2010 when normal seasonal trends typically require significant growth in these categories. An increase in Total current assets more than offset an increase in Total current liabilities which improved the Company’s current ratio to 1.09 at September 30, 2010 from 1.02 at September 30, 2009 and compared to 1.27 at December 31, 2009. Total debt at September 30, 2010 increased $355.3 million to $1.066 billion from $711.0 million at September 30, 2009 and increased as a percentage of total capitalization to 39.4 percent from 29.5 percent at the end of the third quarter last year. Total debt increased $248.7 million and increased from 35.4 percent of total capitalization at December 31, 2009. At September 30, 2010, the Company had remaining borrowing ability of $1.268 billion. Net operating cash decreased $138.0 million in nine months of 2010 to a cash source of $477.6 million from a cash source of $615.6 million in 2009 primarily due to an increase in cash used to fund greater net working capital requirements from increased sales levels and raw material costs, partially offset by an increase in net income of $19.1 million. In the twelve month period from October 1, 2009 through September 30, 2010, the Company generated net operating cash of $721.2 million and borrowed $339.6 million in net debt used to invest $103.9 million in capital additions and improvements, acquire businesses for $265.7 million, purchase $507.7 million in treasury stock and pay $155.6 million in cash dividends to its shareholders of common stock.
Results of operations for the Company in the third quarter and first nine months of 2010 showed continued stability in domestic end market demand and continued improvement in global end market demand for architectural, OEM, and automotive finishes products. Consolidated net sales increased 8.8 percent in the third quarter to $2.172 billion from $1.997 billion in the third quarter of 2009, and increased 7.0 percent in the first nine months of 2010 to $5.881 billion from $5.495 billion in the first nine months of 2009 due primarily to acquisitions, favorable foreign currency translation rate changes, continued growth in global paint sales and selling price increases in the quarter. Net sales in the Paint Stores Group increased 5.4 percent in the quarter to $1.286 billion and increased 2.8 percent to $3.382 billion in the first nine months due primarily to improving domestic architectural paint sales primarily to residential repaint contractors and retail do-it-yourself customers and selling price increases. Net sales in the Paint Stores Group from stores open more than twelve calendar months increased 5.1 percent in the quarter and 2.5 percent in the first nine months of 2010. Net sales in the Consumer Group increased 3.0 percent to $340.4 million in the quarter and 5.9 percent to $1.043 billion in the first nine months due primarily to improving demand at some of the Segment’s retail, industrial and institutional customers. Net sales in the Global Finishes Group stated in U.S. dollars increased 22.6 percent in the quarter to $544.5 million and 19.4 percent to $1.452 billion in the first nine months due primarily to acquisitions, favorable currency translation rate changes and increased paint volume sales. Consolidated gross profit as a percent of consolidated net sales decreased in the third quarter to 44.7 percent from 46.5 percent in 2009 and decreased to 44.8 percent from 45.6 percent in the first nine months due primarily to rising raw material prices partially offset by price increases and cost savings realized from previous year site rationalizations. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 32.4 percent from 32.8 percent in the third quarter of 2009 and decreased to 34.1 percent from 34.9 percent in the first nine months due primarily to higher sales and good expense control across all Reportable Operating Segments. Other general expense – net decreased $7.7 million in the third quarter of 2010 due primarily to a decrease in provisions for environmental-related matters. Other general expense – net decreased $14.1 million in the first nine months due to reduced provisions for environmental-related matters and decreased adjustment to prior provisions for qualified exit costs. Interest expense increased $2.8 million in the third quarter, due primarily to increased total average debt levels, and increased $18.2 million in the first nine months of 2010 due primarily to costs related to the repurchase of a portion of the Company’s 7.45% debentures. The effective income tax rate for third quarter 2010 was 31.4 percent compared to 32.3 percent in 2009, and the rate for the first nine months of 2010 was 32.1 percent, including a one-time increase in income tax expense of $11.4 million relating to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) passed by Congress in March 2010, compared to 31.6 percent in 2009. Diluted net income per common share increased to $1.60 per share for the third quarter of 2010 from $1.51 per share a year ago and increased to $3.53 per share from $3.17 per share in the first nine months, including charges aggregating $.18 per share related to the repurchasing of debentures and the Acts.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. Management considered the impact of the uncertain economic environment and utilized certain outside sources of economic information when developing the basis for their estimates and assumptions. The impact of the global economic conditions on the estimates and assumptions used by management was believed to be reasonable under the circumstances. Management used assumptions based on historical results, considering the current economic trends, and other assumptions to form the basis for determining appropriate carrying values of assets and liabilities that were not readily available from other sources. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions, materially different economic trends or from using materially different assumptions. However, management believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely to significantly impact the current valuation of assets and liabilities that were not readily available from other sources.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the first nine months of 2010 in spite of the uncertain economic and raw material environments. Net working capital increased $163.4 million at September 30, 2010 compared to the end of the third quarter of 2009 due primarily to an increase in Accounts receivable and Inventories partially offset by an increase in Accounts payable. Accounts receivable increased $168.7 million and Inventories increased $132.5 million, while all other current assets increased $101.2 million. Short-term borrowings decreased $56.4 million from September 30, 2009 and Accounts payable increased $199.2 million, while all other current liabilities increased $96.2 million. Excluding short-term borrowings, net working capital increases were impacted by increased sales volume, foreign currency exchange rate changes, and acquisitions. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the third quarter of 2010, short-term borrowings increased $331.9 million from December 31, 2009 due to capital funding needed to acquire businesses and the seasonal increase in need for working capital, while all other current liabilities increased $399.6 million. Accounts receivable and Inventories increased $494.3 million from December 31, 2009 to September 30, 2010 when normal seasonal trends typically require significant growth in these categories. An increase in Total current assets more than offset an increase in Total current liabilities which improved the Company’s current ratio to 1.09 at September 30, 2010 from 1.02 at September 30, 2009 and compared to 1.27 at December 31, 2009. Total debt at September 30, 2010 increased $355.3 million to $1.066 billion from $711.0 million at September 30, 2009 and increased as a percentage of total capitalization to 39.4 percent from 29.5 percent at the end of the third quarter last year. Total debt increased $248.7 million and increased from 35.4 percent of total capitalization at December 31, 2009. At September 30, 2010, the Company had remaining borrowing ability of $1.268 billion. Net operating cash decreased $138.0 million in nine months of 2010 to a cash source of $477.6 million from a cash source of $615.6 million in 2009 primarily due to an increase in cash used to fund greater net working capital requirements from increased sales levels and raw material costs, partially offset by an increase in net income of $19.1 million. In the twelve month period from October 1, 2009 through September 30, 2010, the Company generated net operating cash of $721.2 million and borrowed $339.6 million in net debt used to invest $103.9 million in capital additions and improvements, acquire businesses for $265.7 million, purchase $507.7 million in treasury stock and pay $155.6 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $4.4 million during the first nine months of 2010. Cash requirements for increased sales levels and raw material costs and normal seasonal increases in working capital, capital expenditures of $76.1 million, acquisitions of $264.3 million, payments made on long-term debt of $93.2 million, payments of cash dividends of $117.7 million and treasury stock purchases of $253.6 million were funded primarily by net cash from operations and net increase in short term borrowings of $331.9 million. At September 30, 2010, the Company’s current ratio was 1.09, a decrease from the current ratio of 1.27 at December 31, 2009 and an increase from 1.02 a year ago. An increase in short term borrowings from December 31, 2009 led to the decline in the current ratio while an increase in Total current assets more than offset an increase in Total current liabilities which led to the improvement in the current ratio from a year ago.

Goodwill and intangible assets increased $130.7 million from December 31, 2009 and increased $115.4 million from September 30, 2009. The net increase for the nine months was from the acquisition of businesses made in 2010 of $127.8 million and increases in capitalized software of $14.6 million, partially offset by amortization of $21.8 million and foreign currency translation of $10.1 million. The net increase over the twelve-month period from September 30, 2009 resulted from acquisitions of $127.3 million and capitalization of software of $17.3 million, partially offset by amortization of $28.7 million and impairments of $14.1 million. See Note 5, on pages 51 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $5.4 million during the first nine months of 2010 and increased $35.2 million from September 30, 2009. These increases were due primarily to an increase in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 57 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2010 increased $71.5 million in the first nine months of 2010 and $98.0 million from a year ago, due primarily to increased investments in affordable housing and historic renovation real estate properties of $39.8 million and $57.5 million, respectively. The remaining increases were due to increases in various other investments during both time periods.
Net property, plant and equipment increased $94.2 million in the first nine months of 2010 and increased $80.3 million in the twelve months since September 30, 2009. The increase in nine months was primarily due to capital expenditures of $76.1 million, acquisitions of $121.6 million, and changes in currency translation rates partially offset by depreciation expense of $100.7 million. Since September 30, 2009, capital expenditures of $103.9 million and acquisitions of $121.6 million were partially offset by depreciation expense of $136.2 million, dispositions of assets with remaining net book value of $8.7 million, and changes in currency translation rates. Capital expenditures during the first nine months of 2010 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $57.9 million at an average rate of 0.26 percent at September 30, 2010. There were no borrowings under certain other short-term revolving and letter of credit agreements at September 30, 2010. Short-term borrowings outstanding under various foreign programs at September 30, 2010 were $296.7 million with a weighted average interest rate of 2.2 percent. The Company had unused maximum borrowing availability of $442.1 million at September 30, 2010 under the commercial paper program that is backed by the Company’s revolving credit agreement and certain other revolving and letter of credit agreements. On March 30, 2010, the Company entered into a 364-day, €31.9 million (Euro) credit facility. The agreement was used to finance the acquisition of the Sayerlack industrial wood coatings business. At September 30, 2010, the entire amount was outstanding. During the second quarter of 2010, the Company repurchased $84.9 million of its publicly traded 7.45% debentures due 2097. There were no other significant changes in long-term debt during the third quarter or first nine months of 2010. On July 19, 2010, Sherwin-Williams Luxembourg S.à r.l., a wholly-owned subsidiary of the Company, entered into a €200 million (Euro) credit facility. On July 19, 2010, Sherwin-Williams Canada Inc., a wholly-owned subsidiary of the Company, entered into a CAD 75 million credit facility. The credit facilities will be used for general corporate purposes, including refinancing indebtedness and for acquisitions. See Note 8, on pages 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2009 and increased $34.3 million from September 30, 2009. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 57 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2010 increased $49.1 million in the first nine months of 2010, due primarily to an increase of $43.6 million in non-current and deferred tax liabilities, and increased $101.6 million from a year ago. The increase of $101.6 million from a year ago was due primarily to an increase in long-term commitments related to the affordable housing and historic renovation real estate properties of $61.1 million and an increase in non-current and deferred tax liabilities of $58.1 million partially offset by a reduction in long-term accruals for extended environmental-related liabilities of $32.0 million. See Note 1, on pages 44 to 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s Non-traded investments.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2010. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2010.

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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2010 and 2009, the Company had accruals for environmental-related activities of $154.5 million and $174.4 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $100.7 million higher than the accruals at September 30, 2010.
Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2010. At September 30, 2010, $111.5 million, or 72.1 percent, related directly to these four sites. Of the aggregate unaccrued exposure at September 30, 2010, $62.7 million, or 62.2 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2009.

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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $331.9 million to $354.6 million at September 30, 2010 from $22.7 million at December 31, 2009. Total long-term debt decreased $83.1 million to $711.8 million at September 30, 2010 from $794.9 million at December 31, 2009 and $300.0 million at September 30, 2009. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter or first nine months of 2010 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2010 are disclosed in Note 5.
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
The proceedings initiated by the State of Rhode Island included two jury trials. The claim was originally tried to a jury in 2002 and the court declared a mistrial as the jury, which was split four to two in favor of the defendants, was unable to reach a unanimous decision. The State of Rhode Island retried the case and on February 22, 2006, the jury returned a verdict, finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed, and on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.
The Santa Clara County, California proceeding was initiated in March 2000 and purports to be a class action on behalf of all public entities in the State of California other than the State and its agencies. The plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. On March 3, 2006, the Court of Appeal, Sixth Appellate District, among other determinations, reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties. The plaintiffs have filed a motion for leave to file a fourth amended complaint. On April 4, 2007, the trial court entered an order granting the defendants’ motion to bar payment of contingent fees to private attorneys. The plaintiffs appealed, and on April 8, 2008, the California Court of Appeal reversed the trial court’s order. The defendants filed a petition for review with the California Supreme Court, and on July 26, 2010, the Supreme Court issued an opinion mostly affirming the Court of Appeal’s decision and remanding the case to the trial court. The California Supreme Court upheld the plaintiffs’ right to retain private counsel on a contingency fee basis subject to certain requirements set forth in the Supreme Court’s opinion. The proceedings in the trial court were stayed through July 26, 2010 pending the appeal.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. Following various pre-trial proceedings during which certain of the plaintiff’s claims were dismissed by the court, on March 10, 2003, the trial court granted the defendants’ motion for summary judgment, dismissing the case with prejudice and awarding costs to each defendant. The plaintiff appealed, and on June 14, 2004, the Wisconsin Court of Appeals affirmed the trial court’s decision. On July 15, 2005, the Wisconsin Supreme Court reversed in part the trial court’s decision and decided, assuming all of plaintiff’s facts in the summary judgment record to be true, that the risk contribution theory could then apply to excuse the plaintiff’s lack of evidence identifying any of the Company’s or the other defendant’s products as the cause of the alleged injury. The case was remanded to the trial court for further proceedings and a trial commenced on October 1, 2007. On November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff filed post-trial motions for a new trial that was denied by the trial court. On March 4, 2008, final judgment was entered in favor of the Company and other defendants. The plaintiff has filed an appeal of the final judgment.

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
Shareholders’ Equity
Shareholders’ equity increased $152.2 million to $1.643 billion at September 30, 2010 from $1.491 billion at December 31, 2009 and decreased $59.7 million from $1.703 billion at September 30, 2009. The increase in Shareholders’ equity for the first nine months of 2010 resulted primarily from net income of $389.6 million and increased other capital of $113.8 million resulting from stock option exercises partially offset by the purchase of treasury stock of $253.6 million, cash dividends paid on common stock of $117.7 million, and an decrease in Cumulative other comprehensive loss of $25.3 million. Purchases of treasury stock for $507.7 million since September 30, 2009 more than offset an increase in retained earnings and other capital of $298.3 million and $113.2 million, respectively, and a decrease in Cumulative other comprehensive loss of $42.0 million in twelve months due primarily to favorable foreign currency translation effects. During the first nine months of 2010, the Company purchased 3.48 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 7.60 million shares of its common stock since September 30, 2009 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2010 to purchase 7.28 million shares of its common stock.
Total increases in common stock and other capital of $115.9 million during the first nine months of 2010 and $115.5 million during the last twelve months were due primarily to the recognition of stock-based compensation expense and stock option exercises. Retained earnings increased $271.9 million during the first nine months due primarily to Net income of $175.3 million exceeding cash dividends of $117.7 million and increased $298.3 million from September 30, 2009 due to Net income that was only partially offset by $155.6 million in cash dividends paid. At a meeting held on October 20, 2010, the Board of Directors increased the quarterly cash dividend from $.355 per common share to $.36 per common share for the third time in 2010. This quarterly dividend, if approved in the last quarter of 2010, would result in an annual dividend for 2010 of $1.44 per common share or a 38.1 percent payout of 2009 diluted net income per common share. The Board of Directors considered the increase in the proposed cash dividend payout for 2010 appropriate, representing a percentage payout of 2009 diluted net income per common share exceeding 30.0 percent, in respect to the Net operating cash achieved by the Company.
Cash Flow
Net operating cash decreased $138.0 million in the first nine months of 2010 to a cash source of $477.6 million from a cash source of $615.6 million in 2009 primarily due to greater net working capital requirements of $139.3 million from increased sales levels and raw material costs and normal seasonal increases partially offset by increased net income of $19.1 million. The Company used this cash along with increases to total debt of $233.9 million and invested $76.1 million in capital additions and improvements and $264.3 million in acquisitions of businesses, purchased $253.6 million in treasury stock and paid $117.7 million in cash dividends to its shareholders of common stock. In the twelve month period from October 1, 2009 through September 30, 2010, the Company generated net operating cash of $721.2 million and invested $103.9 million in capital additions and improvements and $265.7 million in acquisitions of businesses, purchased $507.7 million in treasury stock and paid $155.6 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. During the second quarter of 2010, the Company purchased call warrants on the Company’s 7.45% debentures due 2097 with expiration dates matching the underlying debt to hedge interest rate and credit rating risk. These warrants were designated as fair value hedges against changes in fair value of the related debt. In the first nine months of 2010, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2010, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the third quarter and first nine months:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(thousands of dollars)	2010	2009	Change	2010	2009	Change
Net Sales:
Paint Stores Group	$1,286,063	$1,220,717	5.4%	$3,381,955	$3,289,164	2.8%
Consumer Group	340,365	330,450	3.0%	1,042,731	985,090	5.9%
Global Finishes Group	544,548	444,138	22.6%	1,452,194	1,216,340	19.4%
Administrative	1,283	1,604	-20.0%	3,925	4,819	-18.6%

Total	$2,172,259	$1,996,909	8.8%	$5,880,805	$5,495,413	7.0%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Income Before Income Taxes:
Paint Stores Group	$225,079	$230,193	-2.2%	$484,795	$480,261	0.9%
Consumer Group	59,699	56,473	5.7%	177,859	152,762	16.4%
Global Finishes Group	31,925	29,658	7.6%	94,882	66,120	43.5%
Administrative	(61,324)	(57,676)	6.3%	(183,450)	(157,479)	16.5%

Total	$255,379	$258,648	-1.3%	$574,086	$541,664	6.0%

Consolidated net sales increased in the third quarter and increased in the first nine months of 2010 due primarily to acquisitions, favorable foreign currency translation rate changes, selling price increases, and improved global demand for architectural, OEM, and automotive finishes products.
Net sales of all consolidated foreign subsidiaries were up 38.5 percent to $376.1 million in the quarter and up 34.6 percent to $995.2 million in the first nine months versus $271.5 million and $739.5 million in the same periods last year. The increases in net sales for all consolidated foreign subsidiaries in the quarter and first nine months were due primarily to acquisitions, which increased net sales in the quarter 24.7 percent and 14.2 percent in nine months, and a 4.4 percent positive impact of foreign currency translation rate changes in the quarter and a 9.7 percent positive impact in the first nine months. Net sales of all operations other than consolidated foreign subsidiaries were up 4.1 percent to $1.80 billion in the quarter and up 2.7 percent to $4.89 billion in nine months as compared to $1.73 billion and $4.76 billion in the same periods last year.
Net sales in the Paint Stores Group increased due primarily to improving domestic architectural paint sales primarily to residential repaint contractors and retail do-it-yourself customers and selected selling price increases. Net sales from stores open for more than twelve calendar months increased 5.1 percent in the quarter and increased 2.5 percent in the first nine months over last year’s comparable periods. Total paint sales volume percentage was essentially flat for the quarter and first nine months as compared to the third quarter and first nine months last year. Sales of non-paint products increased by 6.0 percent over last year’s third quarter and increased by 3.4 percent over last year’s first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the third quarter and first nine months primarily due to improving demand at some of the Segment’s retail, industrial and institutional customers. Net sales in the Global Finishes Group stated in U.S. dollars increased in the third quarter and first nine months primarily due to acquisitions, favorable currency translation rate changes and increased paint volume sales. Acquisitions increased sales by 15.1 percent and 8.6 percent for the third quarter and first nine months, respectively. Currency translation rate changes increased sales 2.5 percent in the quarter and 5.5 percent in the first nine months, respectively. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in the third quarter and first nine months.
Consolidated gross profit increased $42.6 million in the third quarter and $130.5 million in the first nine months of 2010 compared to the same periods in 2009. As a percent of sales, consolidated gross profit decreased to 44.7 percent in the quarter from 46.5 percent in the third quarter of 2009 and decreased to 44.8 percent in the first nine months of 2010 from 45.6 percent last year. Increased sales volumes and favorable currency translation rate changes favorably impacted gross profit dollars for both the third quarter and first nine months of 2010 compared to the same periods in 2009. Selling price increases, cost control efforts and realized savings from prior year site rationalizations, primarily in the Consumer Group, only partially offset raw material cost increases which adversely impacted gross profit margins in the third quarter and first nine months of 2010 compared to 2009.
The Paint Stores Group’s gross profit was higher than last year in the third quarter by $18.6 million and higher than last year in the first nine months by $31.6 million due to higher sales. The Paint Stores Group’s gross profit margins in the quarter and first nine months were down 1.2 and 0.5 percent of sales, respectively, compared to the same periods last year due to increasing raw material costs only partially offset by selected selling price increases. The Consumer Group’s gross profit decreased from last year by $0.4 million in the quarter and increased $17.4 million in the first nine months from last year due primarily to increased sales volume, good cost control efforts and cost savings realized from prior year site rationalizations partially offset by increasing raw material costs that began in the second quarter of 2010. These actions were not enough to offset the increasing raw material costs in the third quarter, which led to the gross profit dollar decline. Consumer Group’s gross profit margins declined 1.2 and 0.4 percent of sales for the third quarter and first nine months, respectively, compared to the same periods last year due to the increasing raw material costs. The Global Finishes Group’s gross profit increased $26.2 million in the third quarter and increased $82.1 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, due primarily to increased paint sales volume, acquisitions, and favorable currency translation rate changes of $3.7 million in the quarter and $23.7 million in the first nine months. The Global Finishes Group’s gross profit margins were down 1.9 percent of sales in the quarter and 0.2 percent of sales for the first nine months compared to last year primarily due to increasing raw material costs. The Administrative segment’s gross profit decreased by an insignificant amount in the third quarter and first nine months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $49.4 million in the third quarter and increased $91.7 million in the first nine months of 2010 versus last year due primarily to increased sales volume, acquisitions and the impact of currency translation rate changes. As a percent of sales, consolidated SG&A decreased to 32.4 percent in the quarter and decreased to 34.1 percent in the first nine months from 32.8 percent in the third quarter and 34.9 percent in the first nine months of 2009.
The Paint Stores Group’s SG&A increased $20.4 million in the third quarter and increased $27.4 million in the first nine months due primarily to higher sales and service expenses required to ensure product availability and customer service. The Consumer Group’s SG&A decreased $3.1 million in the third quarter and decreased $6.0 million in the first nine months due primarily to good expense control. The Global Finishes Group’s SG&A increased $25.2 million in the quarter and increased $56.2 million in the first nine months relating primarily to acquisitions, currency translation rate changes, and higher sales volume. The Administrative segment’s SG&A increased by $7.0 million in the third quarter and increased by $14.0 million in the first nine months due primarily to an increase in compensation, including stock-based compensation expense.
Other general (income) expense – net decreased $7.7 million in the third quarter and decreased by $14.1 million in the first nine months primarily due to a decrease in the provision for environmental-related matters in the Administrative segment for both periods.
Interest expense, included in the Administrative segment, increased $2.8 million in the third quarter primarily due to higher average total debt levels and $18.2 million in the first nine months due primarily to the write-off of origination costs related to the repurchase of a portion of the Company’s 7.45% debentures.
Other expense (income) – net decreased $1.8 million in the third quarter and decreased $2.7 million in the first nine months primarily due to a decrease in foreign currency related gains in the Global Finishes Group and impacts to the Administrative segment from an increase in net expense from financing and investing activities, partially offset by increased dividend and royalty income.
Consolidated income before income taxes decreased $3.3 million in the third quarter due primarily to the lower segment profit of the Paint Stores Group and higher Administrative Segment expenses partially offset by higher segment profit from Global Finishes and Consumer

Group. Consolidated income before income taxes increased $32.4 million in the first nine months of 2010 due primarily to the higher segment profits of the Paint Stores Group, Global Finishes and Consumer Groups partially offset by an increase in Administrative Segment expenses.
The effective income tax rate of 31.4 percent for the third quarter of 2010 was lower than the 32.3 percent effective income tax rate for the third quarter of 2009. The effective income tax rate of 32.1 percent for the first nine months of 2010 was higher than the 31.6 effective income tax rate for the first nine months of 2009 as a result of a one-time increase in income tax expense of $11.4 million due to the Acts.
Net income for the quarter increased $0.1 million to $175.3 million from $175.2 million in the third quarter of 2009 and increased $19.1 million to $389.6 million from $370.5 million in the first nine months of 2009. Diluted net income per common share increased 6.0 percent from $1.51 per share in the third quarter of 2009 to $1.60 per share in the third quarter of 2010. Diluted net income per common share increased 11.4 percent from $3.17 in the first nine months of 2009 to $3.53 in the first nine months of 2010, including charges aggregating $.18 per share related to repurchase of debt and the Acts. Average diluted shares decreased during the period primarily due to treasury stock repurchases.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2010	2009	2010	2009
Net income	$175,258	$175,208	$389,567	$370,510
Interest expense	11,310	8,471	49,219	31,029
Income taxes	80,121	83,440	184,519	171,154
Depreciation	34,467	36,411	100,673	109,611
Amortization	8,568	6,623	21,774	18,819

EBITDA	$309,724	$310,153	$745,752	$701,123

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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

			Number of
			Shares
			Purchased as	Number of
			Part of a	Shares That
	Total Number		Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased
Period	Purchased	Paid Per Share	Plan	Under the Plan
July 1 - July 31 Share repurchase program				8,400,000

August 1 - August 31 Share repurchase program (1)	1,023,900	$69.20	1,023,900	7,376,100

September 1 - September 30 Share repurchase program (1)	101,100	$71.37	101,100	7,275,000

Total Share repurchase program (1)	1,125,000	$69.39	1,125,000	7,275,000

(1)	All shares were purchased through the Company’s publicly announced share repurchased program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at September 30, 2010 to purchase 7,275,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2010, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services and tax compliance.

Item 6. Exhibits.

4(a)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Luxembourg S.à r.l., as borrower, The Sherwin-Williams Company, as guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and L/C issuer, Banc of America Securities LLC, as sole bookrunner and joint mandated lead arranger, and HSBC Securities (USA) Inc., as joint mandated lead arranger, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.

4(b)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Canada Inc., as borrower, The Sherwin-Williams Company, as guarantor, the lenders party thereto, KeyBank National Association, as joint lead arranger, sole bookrunner and administrative agent, and PNC Capital Markets, LLC, as joint lead arranger and syndication agent, filed as Exhibit 4.2 to Sherwin-Williams’ Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
October 28, 2010	By:	/s/ A.J. Mistysyn
A.J. Mistysyn
Vice President-Corporate Controller

October 28, 2010	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
4(a)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Luxembourg S.à r.l., as borrower, The Sherwin-Williams Company, as guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and L/C issuer, Banc of America Securities LLC, as sole bookrunner and joint mandated lead arranger, and HSBC Securities (USA) Inc., as joint mandated lead arranger, filed as Exhibit 4.1 to Sherwin-Williams’ Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.

4(b)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Canada Inc., as borrower, The Sherwin-Williams Company, as guarantor, the lenders party thereto, KeyBank National Association, as joint lead arranger, sole bookrunner and administrative agent, and PNC Capital Markets, LLC, as joint lead arranger and syndication agent, filed as Exhibit 4.2 to Sherwin-Williams’ Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document