Form 10-K
period 2010-12-31
SHERWIN WILLIAMS CO
filed 2011-02-23
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At January 31, 2011, 107,242,439 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2010 was $7,465,078,339 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2010 (“2010 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

Portions of our Proxy Statement for the 2011 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2010 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

		Page

PART I
Item 1.	Business	1
	Cautionary Statement Regarding Forward-Looking Information	5
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	14
Item 4.	[Removed and Reserved]	14
	Executive Officers of the Registrant	15

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	18
Item 9B.	Other Information	18

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	19
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accountant Fees and Services	20

PART IV
Item 15.	Exhibits and Financial Statement Schedules	21
	Signatures	22
	Exhibit Index	23
EX-10.D
EX-10.E
EX-10.F
EX-10.G
EX-10.BB
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

We also make available free of charge on our website our Corporate Governance Guidelines, our Director Independence Standards, our Business Ethics Policy and the charters of our Audit Committee, our Compensation and Management Development Committee and our Nominating and Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com.

Basis of Reportable Segments

We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have three reportable operating segments: Paint Stores Group, Consumer Group and Global Finishes Group (collectively, the “Reportable Operating Segments”). Factors considered in determining our Reportable Operating Segments include the nature of the business activities, the management structure directly accountable to the Company’s Chief Operating Decision Maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to our Board of Directors. Operating segments that are not individually significant, based on quantitative thresholds in ASC 280-10-50-12, are aggregated within the Global Finishes Group. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Operating Segments, see pages 6 through 11 of our 2010 Annual Report, which is incorporated herein by reference.

The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Operating Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Operating Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Operating Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 46 through 50 of our 2010 Annual Report, which is incorporated herein by reference.

Paint Stores Group

The Paint Stores Group consisted of 3,390 company-operated specialty paint stores in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten and Jamaica at December 31, 2010. Each

store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, industrial and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer and Global Finishes Groups. In addition, each store sells selected purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2010, this segment opened 36 net new stores, consisting of 49 new stores opened (40 in the United States, 6 in Canada, 2 in Trinidad and 1 in Jamaica) and 13 stores closed in the United States. During 2009, this segment opened 8 net new stores, consisting of 53 new stores opened (44 in the United States, 7 in Canada, 1 in Jamaica and 1 in St. Maarten) and 45 stores closed in the United States. In 2008, this segment opened 21 net new stores (14 in the United States). A map on page 12 of our 2010 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic locations. The CODM uses discrete financial information about the Paint Stores Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to the Paint Stores Group as a whole. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Operating Segment.

Consumer Group

The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 53 percent of the total sales of the Consumer Group in 2010 were inter-segment transfers of products primarily sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures. The CODM uses discrete financial information about the Consumer Group, supplemented with information by product types and customer, to assess performance of and allocate resources to the Consumer Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Operating Segment.

Global Finishes Group

The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, industrial and marine products, automotive finishes and refinish products, OEM coatings and related products in North and South America, Europe and Asia. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s 564 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2010, this segment opened or acquired 35 new branches (16 in Europe, 9 in South America, 6 in Mexico, 2 in Canada, 1 in the United States and 1 in Thailand) and closed 10 (5 in the United States, 3 in South America, 1 in Mexico and 1 in Canada) for a net increase of 25 branches. At December 31, 2010, the Global Finishes Group consisted of operations in the United States, subsidiaries in 45 foreign countries, 3 foreign joint ventures and income from licensing agreements in 16 foreign countries. The CODM uses discrete financial information about each of two aggregated operating segments within the Global Finishes Group Reportable Operating Segment, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to each of the operating segments. Two operating segments are aggregated to form the Global Finishes Group Reportable Operating System in accordance with the quantitative thresholds within ASC 280-10-50-12. A map on pages 12 and 13 of our 2010 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.

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

Segment Financial Information

For financial information regarding our Reportable Operating Segments, including net external sales, segment profit, identifiable assets and other information by segment, see Note 19 of the Notes to Consolidated Financial Statements on pages 74 through 77 of our 2010 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

Financial and other information regarding domestic and foreign operations is set forth in Note 19 of the Notes to Consolidated Financial Statements on page 76 of our 2010 Annual Report, which is incorporated herein by reference.

Additional information regarding risks attendant to foreign operations is set forth on page 32 of our 2010 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

For additional information regarding our business and business developments, see pages 6 through 14 of our 2010 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2010 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

We believe we generally have adequate sources of raw materials and fuel supplies used in our business. However, consolidation of raw material suppliers and a reduction in raw material manufacturing capacity during the recent recession, along with an increase in global demand for certain raw materials, resulted in shortages and increased prices of certain raw materials in 2010. Such consolidation and reduced raw materials manufacturing capacity, coupled with a continued increase in global demand for certain raw materials and coatings as the global economy recovers, may result in continued shortages and increased prices of certain raw materials for the Reportable Operating Segments during 2011. There are sufficient suppliers of each product purchased for resale that none of the Reportable Operating Segments anticipate any significant sourcing problems during 2011. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.

Seasonality

The majority of the sales for the Reportable Operating Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.

Working Capital

In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 23 through 33 of our 2010 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each Reportable Operating Segment are set forth below.

•	Paint Stores Group: Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Classic 99®, ProGreen®, Harmony®, Woodscapes®, Deckscapes®, Cashmere®, ProClassic®, Duration®, Duron®, Columbiatm and MABtm.

•	Consumer Group: Thompson’s® WaterSeal®, Dutch Boy®, Cuprinol®, Pratt & Lambert®, Martin Senour®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate Dispersionstm, DobcoTM, RonsealTM, Tri-Flow®, Kool Seal®, Snow Roof®, AltaxTM, Sprayon®, Uniflex® and VHT®.

•	Global Finishes Group: Sherwin-Williams®, Martin Senour®, Lazzuril®, Excelo®, Baco®, Planet Color®, Ultra-Cure®, Dutch Boy®, Krylon®, Kem Tone®, Kem Aqua®, Pratt & Lambert®, Minwax®, Sher-Wood®, Powdura®, Polane®, ColorginTM, SumareTM, AndinaTM, MarsonTM, Thompson’s® WaterSeal®, Metalatex®, Euronavy®, Inchemtm, Novacortm, Loxon®, Napkotm, AWX®, Ultratm, Sayerlack®, Acromatm and Condortm.

Patents

Although patents and licenses are not of material importance to our business as a whole or any segment, the Global Finishes Group derives a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

Backlog orders are not significant in the business of any Reportable Operating Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2011.

Research and Development

For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 49 of our 2010 Annual Report, which is incorporated herein by reference.

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

Employees

We employed 32,228 persons at December 31, 2010.

Environmental Compliance

For additional information regarding environmental-related matters, see pages 26 through 27 of our 2010 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9 and 14 of the Notes to Consolidated Financial Statements on pages 48, 64 and 65, and 71, respectively, of our 2010 Annual Report, which is incorporated herein by reference.

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

Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	the duration and severity of the current negative global economic and financial conditions;

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

•	our ability to successfully integrate past and future acquisitions into our existing operations, including the 2010 acquisitions of Becker Acroma Industrial Wood Coatings, Sayerlack Industrial Wood Coatings and Pinturas Condor, as well as the performance of the businesses acquired;

•	risks and uncertainties associated with our ownership of Life Shield Engineered Systems, LLC;

•	changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•	risks and uncertainties associated with our expansion into and our operations in Asia, Europe, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors;

•	the achievement of growth in foreign markets, such as Asia, Europe, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental-related activities;

•	other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

•	the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and

•	unusual weather conditions.

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

The duration and severity of the current global economic and financial conditions may adversely affect our results of operations, cash flow, liquidity or financial condition.

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

Protracted duration of economic downturns in cyclical segments of the economy may continue to depress the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

Portions of our business involve the sale of paint, coatings and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing and manufacturing. Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease, and the recovery of these segments may lag behind the recovery of the overall economy. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

During the recent recession, the U.S. homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also began to experience a significant decline in 2008. The downturn in each of these segments and a lack of a meaningful recovery has continued to contribute to an unprecedented decline in the demand for some of our products and has continued to adversely affect our sales and earnings. New home starts, existing home sales and new commercial construction are significantly below their pre-recession highs. Although many of our end markets have started to show signs of stabilization and modest improvement, challenging market conditions are expected to continue for the foreseeable future and may worsen. A continued downturn or worsening in these segments will continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.

Increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.

We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. In addition, many raw material suppliers decreased manufacturing capacity during the recent recession. Continued economic recovery has caused and may continue to cause demand pressure on raw material supplies. The decrease in manufacturing capacity, along with strong global demand for certain raw materials, has caused and may continue to cause tight supplies and significant price increases, especially in titanium dioxide and petrochemicals, which are key ingredients used in the manufacture of paint and coatings. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. Many of our paint and coatings products utilize oil based derivatives, minerals (including titanium dioxide) and metals.

Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.

We have a large and varied customer base due to our extensive distribution network. During 2010, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels would help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.

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

We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. In 2010, we acquired two industrial wood coatings businesses, Sayerlack and Becker Acroma, with significant operations in Europe, and Pinturas Condor, the largest paint and coatings company in Ecuador. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, Mexico, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.

Net external sales of our consolidated foreign subsidiaries totaled approximately $1.47 billion in 2010, or 18.9% of our total consolidated net sales. Sales outside of the United States make up an important part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.

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

We discuss risks and uncertainties with regard to taxes in more detail in Note 15 of the Notes to Consolidated Financial Statements on pages 71 through 73 of our 2010 Annual Report.

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

We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse affect on our earnings. We discuss these risks and uncertainties in more detail on page 22 of our 2010 Annual Report under the caption “Environmental Matters,” pages 26 and 27 of our 2010 Annual Report under the caption “Environmental-Related Liabilities” and in Note 9 of the Notes to Consolidated Financial Statements on pages 64 and 65 of our 2010 Annual Report.

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

We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 22 of our 2010 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 30 through 32 of our 2010 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 of the Notes to Consolidated Financial Statements on pages 65 through 67 of our 2010 Annual Report.

The costs or potential liability ultimately determined to be attributable to us through our ownership of Life Shield could have an adverse effect on our results of operations, cash flow, liquidity or financial condition.

We own Life Shield Engineered Systems, LLC. Life Shield develops and manufactures blast and fragment mitigating systems. The blast and fragment mitigating systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss these risks and uncertainties in more detail on pages 29 and 30 of our 2010 Annual Report under the caption “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Grodzisk Wielkopolski, Poland
Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned Owned	Holland, Michigan
Homewood, Illinois
Lawrenceville, Georgia
Manchester, Georgia
Memphis, Tennessee
Morrow, Georgia
Norfolk, Virginia
Orlando, Florida
Portland, Oregon
Sheffield, England
South Holland, Illinois
Szamotuly, Poland
Terre Haute, Indiana
Victorville, California	Leased Owned Owned Owned Owned Owned Owned Leased Owned Leased Owned Owned Owned Owned

Distribution Facilities

Buford, Georgia Effingham, Illinois Fredericksburg, Pennsylvania Reno, Nevada Sheffield, England	Leased Leased Owned Leased Owned	Swaffham, England Szamotuly, Poland Waco, Texas Winter Haven, Florida	Owned Leased Owned Leased

GLOBAL FINISHES GROUP

Manufacturing Facilities

Arlington, Texas
Bello, Sweden
Binh Duong Province, Vietnam
Brantford, Ontario, Canada
Buenos Aires, Argentina
Cavezzo, Italy
Columbus, Ohio
Dongguan, China
Greensboro, North Carolina
Grimsby, Ontario, Canada
Grove City, Ohio
Ho Chi Minh City, Vietnam
Jeffersonville, Indiana
Les Mureaux, France
Mariano Comense, Italy
Marsta, Sweden
Monterrey, Mexico	Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Leased Owned Owned Owned Owned Owned	Montevideo City, Uruguay
Mumbai (Paloja), India
Ontario, California
Pasir Gudang, Johor, Malaysia
Pianoro, Italy
Qingdao, China
Richmond, Kentucky
Rockford, Illinois
Saint Cheron, France
Santiago, Chile
Sao Paulo, Brazil (3)
Shanghai, China
Texcoco, Mexico
Valencia, Spain
Vallejo, Mexico
Wuppertal, Germany
Zhao Qing, China	Owned Owned Leased Owned Owned Leased Owned Leased Owned Owned Owned Leased Owned Owned Owned Owned Leased

Distribution Facilities

Buenos Aires, Argentina Cavezzo, Italy Edomex, Mexico Guadalajara, Mexico Hermosilla, Mexico Lima, Peru Maceio, Brazil Mexico City, Mexico Monterrey, Mexico (3) Montevideo City, Uruguay	Owned Leased Leased Leased Leased Leased Leased Owned Owned Owned	Richmond, Kentucky Santiago, Chile Santiago, Chile Sao Paulo, Brazil (3) Shanghai, China Texcoco, Mexico Tijuana, Mexico Valencia, Venezuela Vallejo, Mexico	Owned Leased Owned Owned Owned Owned Leased Leased Owned

The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 3,390 company-operated specialty paint stores, of which 209 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten and Jamaica at December 31, 2010. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, industrial maintenance and related products through the paint stores located within their geographical region. At the end of 2010:

•	the Mid Western Division operated 893 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 808 paint stores along the upper east coast and New England states and Canada;

•	the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 884 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago, St. Maarten and Virgin Islands; and

•	the South Western Division operated 805 paint stores in the central plains and the lower west coast states.

In 2010, the Paint Stores Group opened 36 net new paint stores, consisting of 49 new stores opened (40 in the United States, 6 in Canada, 2 in Trinidad and 1 in Jamaica) and 13 stores closed in the United States.

The Global Finishes Group operated 248 branches in the United States, of which 9 were owned, at December 31, 2010. The Global Finishes Group also operated 316 branches, of which 13 were owned, at

December 31, 2010, consisting of branches in Mexico (111), Brazil (87), Chile (50), Canada (27), Europe (16), Uruguay (10), India (5), Ecuador (4), Peru (3), Argentina (2) and Thailand (1). During 2010, the Global Finishes Group opened or acquired 35 new branches (16 in Europe, 9 in South America, 6 in Mexico, 2 in Canada, 1 in the United States and 1 in Thailand) and closed 10 (5 in the United States, 3 in South America, 1 in Mexico and 1 in Canada) for a net increase of 25 branches.

All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

For additional information regarding real property leases, see Note 18 of the Notes to Consolidated Financial Statements on page 74 of our 2010 Annual Report, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding environmental-related matters and other legal proceedings, see pages 26 and 27, and 30 through 32, of our 2010 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9, 10 and 14 of the Notes to Consolidated Financial Statements on pages 48, 64 and 65, 65 through 67, and 71, respectively, of our 2010 Annual Report, which is incorporated herein by reference.

ITEM 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is the name, age and present position of each of our executive officers at February 16, 2011, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	54	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	47	President and Chief Operating Officer	1999
Sean P. Hennessy	53	Senior Vice President — Finance and Chief Financial Officer	2001
Thomas E. Hopkins	53	Senior Vice President — Human Resources	1997
Steven J. Oberfeld	58	Senior Vice President — Corporate Planning and Development	2006
Thomas W. Seitz	62	Senior Vice President — Strategic Excellence Initiatives	1999
Louis E. Stellato	60	Senior Vice President, General Counsel and Secretary	1989
Robert J. Wells	53	Senior Vice President — Corporate Communications and Public Affairs	2006
Robert J. Davisson	50	President, Paint Stores Group	2010
George E. Heath	45	President, Global Finishes Group	2008
Allen J. Mistysyn	42	Vice President — Corporate Controller	2010

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

Mr. Oberfeld has served as Senior Vice President — Corporate Planning and Development since November 2010. Mr. Oberfeld served as President, Paint Stores Group from October 2006 to November 2010 and President & General Manager, South Western Division, Paint Stores Group from September 1992 to October 2006. Mr. Oberfeld has been employed with the Company since October 1984.

Mr. Seitz has served as Senior Vice President — Strategic Excellence Initiatives since February 2007. Mr. Seitz served as President, Consumer Group from August 2005 to February 2007. Mr. Seitz has been employed with the Company since June 1970.

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

Mr. Davisson has served as President, Paint Stores Group since November 2010. Mr. Davisson served as President & General Manager, Southeastern Division, Paint Stores Group from October 1999 to November 2010. Mr. Davisson has been employed with the Company since April 1986.

Mr. Heath has served as President, Global Finishes Group since September 2008. Mr. Heath served as President & General Manager, Chemical Coatings Division from November 2005 to September 2008. Mr. Heath has been employed with the Company since May 2004.

Mr. Mistysyn has served as Vice President — Corporate Controller since May 2010. Mr. Mistysyn served as Vice President — Assistant Corporate Controller from August 2009 to May 2010, Vice President — Controller, Paint and Coatings Division from November 2006 to August 2009 and Vice President — Controller, Consumer Division from February 2003 to November 2006. Mr. Mistysyn has been employed with the Company since June 1990.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2011 was 8,674.

Information regarding market prices and dividend information with respect to our common stock is set forth on page 79 of our 2010 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 14 of our 2010 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2010.

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number of	Average Price	Part of a	Yet Be
	Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 1 – October 31
Share repurchase program (a)	2,200	$72.00	2,200	7,272,800
Employee transactions (b)				NA
November 1 – November 30
Share repurchase program (a)	149,127	$72.95	149,127	7,123,673
Employee transactions (b)				NA
December 1 – December 31
Share repurchase program (a)	1,373,673	$80.87	1,373,673	5,750,000
Employee transactions (b)	4,125	$77.21		NA

Total
Share repurchase program (a)	1,525,000	$80.08	1,525,000	5,750,000
Employee transactions (b)	4,125	$77.21		NA

(a)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30,000,000 shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at December 31, 2010 to purchase 5,750,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(b)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6.  SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2010		2009		2008		2007		2006
Operations
Net sales	$7,776		$7,094		$7,980		$8,005		$7,810
Net income	462		436		477		616		576
Financial Position
Total assets	$5,169		$4,324		$4,416		$4,855		$4,995
Long-term debt	648		783		304		293		292
Ratio of earnings to fixed charges (a)	5.1	x	5.6	x	5.6	x	7.0	x	7.0	x
Per Common Share Data
Net income — basic (b)	$4.28		$3.80		$4.04		$4.80		$4.27
Net income — diluted	4.21		3.78		4.00		4.70		4.19
Cash dividends	1.44		1.42		1.40		1.26		1.00

(a)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income before income taxes plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. The following schedule includes the figures used to calculate the ratios:

	2010	2009	2008	2007	2006

Income before income taxes	$678	$623	$714	$913	$834
Fixed charges:
Interest expense, net	71	40	66	72	67
Interest component of rent expense	93	94	90	81	72

Total fixed charges	164	134	156	153	139

Earnings	$842	$757	$870	$1,066	$973

(b)	Prior year earnings per share amounts have been restated to conform to the two-class method. See Note 16 of the Notes to Consolidated Financial Statements on page 73 of our 2010 Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 17 through 37 of our 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts during 2010 to hedge against value changes in foreign currency. There were no contracts outstanding at December 31, 2010. Foreign currency option and forward contracts are described in Note 14 of the Notes to Consolidated Financial Statements on page 71 of our 2010 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is set forth on pages 40 through 77 of our 2010 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 17 of the Notes to Consolidated Financial Statements on page 74 of our 2010 Annual Report, which is incorporated herein by reference.

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

Internal Control Over Financial Reporting

The “Report of Management on Internal Control over Financial Reporting” is set forth on page 38 of our 2010 Annual Report, which is incorporated herein by reference.

The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 39 of our 2010 Annual Report, which is incorporated herein by reference.

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

Directors

The information regarding our directors is set forth under the captions “Proposal 1 — Election of Directors” and “Experiences, Qualifications, Attributes and Skills of Directors and Nominees” in our Proxy Statement, which is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2010. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.

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

Audit Committee

The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts are set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.

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

The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2010 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the Executive Compensation section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis” and continuing through the information under the caption “Estimated Payments upon Termination or Change in Control,” which is incorporated herein by reference.

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

During the fiscal quarter ended December 31, 2010, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services and tax compliance.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2010 Annual Report are incorporated by reference in Item 8.
		(i)	Report of Management on the Consolidated Financial Statements (page 40 of our 2010 Annual Report);
		(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 41 of our 2010 Annual Report);
		(iii)	Statements of Consolidated Income for the years ended December 31, 2010, 2009 and 2008 (page 42 of our 2010 Annual Report);
		(iv)	Consolidated Balance Sheets at December 31, 2010, 2009 and 2008 (page 43 of our 2010 Annual Report);
		(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2010, 2009 and 2008 (page 44 of our 2010 Annual Report);
		(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008 (page 45 of our 2010 Annual Report); and
		(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 (pages 46 through 77 of our 2010 Annual Report).
	(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010, 2009 and 2008 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2010	2009	2008
Beginning balance	$44,755	$40,760	$29,593
Amount acquired through acquisitions	14,739	92	91
Bad debt expense	20,606	36,219	59,157
Uncollectible accounts written off, net of recoveries	(20,790)	(32,316)	(48,081)

Ending balance	$59,310	$44,755	$40,760

Bad debt expense and uncollectible accounts written off increased in 2008 primarily due to increased activity in accounts doubtful of collection.

(3)	Exhibits
See the Exhibit Index on pages 23 through 26 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2011.
THE SHERWIN-WILLIAMS COMPANY

By:	/s/ L. E. Stellato
  L. E. Stellato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2011.

* C. M. Connor C. M. Connor	Chairman and Chief Executive Officer, Director (Principal Executive Officer)

* S. P. Hennessy S. P. Hennessy	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

* A. J. Mistysyn A. J. Mistysyn	Vice President — Corporate Controller (Principal Accounting Officer)

* A. F. Anton A. F. Anton	Director

* J. C. Boland J. C. Boland	Director

* D. F. Hodnik D. F. Hodnik	Director

* T. G. Kadien T. G. Kadien	Director

* S. J. Kropf S. J. Kropf	Director

* G. E. McCullough G. E. McCullough	Director

* A. M. Mixon, III A. M. Mixon, III	Director

* C. E. Moll C. E. Moll	Director

* R. K. Smucker R. K. Smucker	Director

* J. M. Stropki, JR. J. M. Stropki, Jr.	Director

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By: /s/ L. E. Stellato L. E. Stellato, Attorney-in-fact	February 23, 2011

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
	(b)	Regulations of the Company, as amended and restated April 28, 2004, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 10, 2004, and incorporated herein by reference.
4.	(a)	Indenture between the Company and The Bank of New York Mellon (as successor to Chemical Bank), as trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.
	(b)	First Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee, dated as of December 21, 2009, filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
	(c)	Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.
	(d)	Credit Agreement, dated as of January 8, 2010, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 8, 2010, and incorporated herein by reference.
	(e)	Five Year Credit Agreement, dated as of May 23, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(f)	Agreement for Letter of Credit, dated as of May 23, 2006, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference.
	(g)	Five Year Credit Agreement Amendment, dated as of July 24, 2006, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as paying agent, filed as Exhibit 4 to the Company’s Current Report of Form 8-K dated July 24, 2006, and incorporated herein by reference.
	(h)	Five Year Credit Agreement, dated as of April 26, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.
	(i)	Agreement for Letter of Credit, dated as of April 26, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.
	(j)	Five Year Credit Agreement, dated as of August 28, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
	(k)	Agreement for Letter of Credit, dated as of August 28, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.
	(l)	Five Year Credit Agreement Amendment No. 1, dated as of September 17, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

	(m)	Five Year Credit Agreement Amendment No. 2, dated as of September 25, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 25, 2007, and incorporated herein by reference.
	(n)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Luxembourg S.à r.l., as borrower, the Company, as guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and L/C issuer, Banc of America Securities LLC, as sole bookrunner and joint mandated lead arranger, and HSBC Securities (USA) Inc., as joint mandated lead arranger, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.
	(o)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Canada Inc., as borrower, the Company, as guarantor, the lenders party thereto, KeyBank National Association, as joint lead arranger, sole bookrunner and administrative agent, and PNC Capital Markets, LLC, as joint lead arranger and syndication agent, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.
10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
	*(b)	Indemnity Agreement with Allen J. Mistysyn filed as Exhibit 10(e) to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
	*(c)	Summary of Compensation Payable to Non-Employee Directors filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
	*(d)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).
	*(e)	Forms of Amended and Restated Severance Agreements (filed herewith).
	*(f)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(e) (filed herewith).
	*(g)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (as Amended and Restated) (filed herewith).
	*(h)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (as Amended and Restated) filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
	*(i)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.
	*(j)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.
	*(k)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (as Amended and Restated) filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
	*(l)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
	*(m)	Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
	*(n)	The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(o)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
*(p)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
*(q)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(r)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.
*(s)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.
*(t)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
*(u)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.
*(v)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
*(w)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
*(x)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
*(y)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
*(z)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
*(aa)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 16, 2010, and incorporated herein by reference.
*(bb)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) (filed herewith).
*(cc)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.
*(dd)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2011, and incorporated herein by reference.
*(ee)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

	*(ff)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.
	*(gg)	Form of Restricted Stock Grant under The Sherwin-Williams 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated by reference.
	*(hh)	The Sherwin-Williams Company Business Travel Accident Insurance Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
	*(ii)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.
13.		Our 2010 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2010 Annual Report which are specifically incorporated by reference in this report, our 2010 Annual Report shall not be deemed “filed” as part of this report.
21.		Subsidiaries (filed herewith).
23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
24.	(a)	Powers of Attorney (filed herewith).
	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).
31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).
	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).
32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).
	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.