Form 10-Q
period 2011-03-31
SHERWIN WILLIAMS CO
filed 2011-04-26
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period Ended March 31, 2011

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 106,463,621 shares as of March 31, 2011.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Securities and Use of Proceeds	42
Item 5. Other Information	43
Item 6. Exhibits	44

SIGNATURES	45
INDEX TO EXHIBITS	46
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended
	March 31,
	2011	2010
Net sales	$1,855,586	$1,565,482
Cost of goods sold	1,058,178	873,514
Gross profit	797,408	691,968
Percent to net sales	43.0%	44.2%
Selling, general and administrative expenses	691,123	612,875
Percent to net sales	37.2%	39.1%
Other general expense — net	1,172	1,906
Interest expense	10,675	11,570
Interest and net investment income	(323)	(639)
Other expense — net	48	6,798

Income before income taxes	94,713	59,458
Income taxes	26,397	26,855

Net income	$68,316	$32,603

Net income per common share*:
Basic	$.64	$.30

Diluted	$.63	$.30

Average shares outstanding — basic	104,991,014	107,959,598

Average shares and equivalents outstanding — diluted	107,362,669	109,494,011

*	Presented using the two-class method. See Note 12.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31,	December 31,	March 31,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$53,947	$58,585	$91,173
Accounts receivable, less allowance	1,012,150	916,661	797,816
Inventories:
Finished goods	862,529	743,953	673,244
Work in process and raw materials	201,574	173,748	114,072

	1,064,103	917,701	787,316
Deferred income taxes	128,040	127,348	121,142
Other current assets	208,160	193,427	152,951

Total current assets	2,466,400	2,213,722	1,950,398

Goodwill	1,112,291	1,102,458	1,014,911
Intangible assets	322,117	320,504	273,377
Deferred pension assets	250,947	248,333	247,145
Other assets	345,479	332,100	215,593

Property, plant and equipment:
Land	106,346	106,101	84,408
Buildings	674,402	668,506	594,858
Machinery and equipment	1,629,430	1,617,530	1,514,084
Construction in progress	32,754	34,038	24,954

	2,442,932	2,426,175	2,218,304
Less allowances for depreciation	1,496,513	1,474,057	1,410,582

	946,419	952,118	807,722

Total Assets	$5,443,653	$5,169,235	$4,509,146

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$678,395	$388,592	$245,474
Accounts payable	954,217	909,649	705,309
Compensation and taxes withheld	174,624	253,247	140,900
Accrued taxes	75,356	62,547	62,408
Current portion of long-term debt	10,015	7,875	12,180
Other accruals	434,555	442,030	391,471

Total current liabilities	2,327,162	2,063,940	1,557,742

Long-term debt	650,881	648,326	783,082
Postretirement benefits other than pensions	296,339	295,896	284,228
Other long-term liabilities	561,379	551,633	388,948

Shareholders’ equity:
Common stock — $1.00 par value:
106,463,621, 107,020,728 and 109,735,117 shares outstanding at March 31, 2011, December 31, 2010 and March 31, 2010, respectively	106,464	231,346	229,453
Preferred stock — convertible, no par value:
203,976, 216,753 and 216,753 shares outstanding at March 31, 2011, December 31, 2010 and March 31, 2010, respectively	203,976	216,753	216,753
Unearned ESOP compensation	(203,976)	(216,753)	(216,753)
Other capital	1,261,595	1,222,909	1,101,594
Retained earnings	497,381	4,824,489	4,511,663
Treasury stock, at cost		(4,390,983)	(4,040,580)
Cumulative other comprehensive loss	(257,548)	(278,321)	(306,984)

Total shareholders’ equity	1,607,892	1,609,440	1,495,146

Total Liabilities and Shareholders’ Equity	$5,443,653	$5,169,235	$4,509,146

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	March 31,	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$68,316	$32,603
Adjustments to reconcile net income to net operating cash:
Depreciation	37,332	33,103
Amortization of intangible assets	6,394	6,747
Stock-based compensation expense	11,093	10,512
Provisions for qualified exit costs	375	164
Provisions for environmental-related matters	5,352	1,937
Defined benefit pension plans net cost	3,945	4,396
Net increase in postretirement liability	900	600
Other	(1,381)	6,170
Change in working capital accounts — net	(276,747)	(206,444)
Costs incurred for environmental-related matters	(4,913)	(12,000)
Costs incurred for qualified exit costs	(1,422)	(4,461)
Other	(2,410)	10,855

Net operating cash	(153,166)	(115,818)

INVESTING ACTIVITIES
Capital expenditures	(26,951)	(25,423)
Proceeds from sale of assets	6,225	520
Increase in other investments	(8,274)	(17,635)

Net investing cash	(29,000)	(42,538)

FINANCING ACTIVITIES
Net increase in short-term borrowings	280,455	222,894
Proceeds from long-term debt	6,715	1,440
Payments of long-term debt	(4,302)	(558)
Payments of cash dividends	(39,004)	(39,368)
Proceeds from stock options exercised	23,446	19,746
Income tax effect of stock-based compensation exercises	4,931	3,123
Treasury stock purchased	(90,817)	(25,771)
Other	(80)	(5,960)

Net financing cash	181,344	175,546

Effect of exchange rate changes on cash	(3,816)	4,654

Net (decrease) increase in cash and cash equivalents	(4,638)	21,844
Cash and cash equivalents at beginning of year	58,585	69,329

Cash and cash equivalents at end of period	$53,947	$91,173

Income taxes paid	$21,424	$8,513
Interest paid	9,401	12,738
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2011 and 2010
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
There have been no significant changes in critical accounting policies since December 31, 2010. Accounting estimates were revised as necessary during the first three months of 2011 based on new information and changes in facts and circumstances. Certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became effective, resulting in the elimination of a tax deduction previously allowed for the Medicare Part D subsidy beginning in years after December 31, 2012. The Company recognized the deferred tax effects of the reduced deductibility of the subsidy during the first quarter of 2010. The resulting one-time increase in income taxes of $11.4 million reduced first quarter basic and diluted earnings per share by $.11 and $.10, respectively, in 2010. See Note 11.
The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.
The consolidated results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During the quarter ended March 31, 2011, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2010 that affect the Company’s results of operations, financial condition, liquidity or disclosures.
NOTE 3—DIVIDENDS
Dividends paid on common stock during the first quarter of 2011 and 2010 were $.365 per common share and $.360 per common share, respectively.
NOTE 4—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010
Net income	$68,316	$32,603
Foreign currency translation adjustments	17,505	6,486
Amortization of net prior service costs and net actuarial losses, net of taxes (1)	3,249	3,651
Adjustments of marketable equity securities (2)	19	333

Comprehensive income	$89,089	$43,073

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(3,089) and $(2,413) for the three months ended March 31, 2011 and 2010, respectively.

(2)	The tax effect of adjustments of marketable equity securities was $(12) and $(213) for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2011 and 2010, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2011	2010
Balance at January 1	$23,103	$22,214
Charges to expense	6,377	4,108
Settlements	(5,984)	(4,822)

Balance at March 31	$23,496	$21,500

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
NOTE 6—EXIT OR DISPOSAL ACTIVITIES
Liabilities associated with exit or disposal activities are recognized as incurred in accordance with the Exit or Disposal Cost Obligations Topic of the Accounting Standards Codification (ASC). Qualified exit costs primarily include post-closure rent expenses, incremental post-closure costs and costs of employee terminations. Adjustments may be made to liabilities accrued for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with the Property, Plant and Equipment Topic of the ASC, and if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value.
In the three months ended March 31, 2011, two stores in the Paint Stores Group and two stores in the Global Finishes Group were closed due to lower demand or redundancy. During the three months ended March 31, 2011, amounts charged to SG&A and Cost of goods sold included qualified exit costs and severance costs of $0.1 million related to the two closed stores in the Global Finishes Group. Adjustments to prior provisions of $0.2 million, primarily related to Global Finishes Group facilities closed during 2009, were recorded in Other general expense — net in the three months ended March 31, 2011.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs for the three months ended March 31, 2011:

(Thousands of dollars)
			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	March 31,
Exit Plan	2010	sold or SG&A	accrual	expense - net	2011
Global Finishes Group stores shutdown in 2011:
Severance and related costs		$108	$(28)		$80
Other qualified exit costs		38	(5)		33

Global Finishes Group stores shutdown in 2010:
Other qualified exit costs	$1,114		(20)		1,094

Paint Stores Group stores shutdown in 2010:
Other qualified exit costs	4			$(4)

Paint Stores Group stores shutdown in 2009:
Other qualified exit costs	2,022		(228)	(29)	1,765

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Other qualified exit costs	1,820		(251)	262	1,831

Consumer Group manufacturing facilities shutdown in 2009:
Other qualified exit costs	721		(73)		648

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Other qualified exit costs	242		(18)		224

Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Other qualified exit costs	3,058		(373)		2,685

Other qualified exit costs for facilities shutdown prior to 2008	7,066		(426)		6,640

Totals	$16,047	$146	$(1,422)	$229	$15,000

For further details on the Company’s exit or disposal activities, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2011	2010	2011	2010	2011	2010
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$4,007	$4,189	$935	$501	$874	$883
Interest cost	4,707	4,440	1,070	1,036	3,895	4,017
Expected return on assets	(11,610)	(10,515)	(665)	(715)
Amortization of:
Prior service cost (credit)	409	415		7	(164)	(164)
Actuarial loss	4,877	4,691	215	347	626	326

Net periodic benefit cost	$2,390	$3,220	$1,555	$1,176	$5,231	$5,062

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2011, the unaccrued maximum of the estimated range of possible outcomes is $103.0 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2011 and 2010 were accruals for extended environmental-related activities of $90.7 million and $96.9 million, respectively. Estimated costs of current investigation and remediation activities of $60.1 million and $64.6 million are included in Other accruals at March 31, 2011 and 2010, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2011. At March 31, 2011, $111.8 million, or 74.2 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $103.0 million at March 31, 2011, $72.5 million, or 70.3 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The proceedings initiated by the State of Rhode Island included two jury trials. At the conclusion of the second trial, the jury returned a verdict finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.
The Santa Clara County, California proceeding was initiated in March 2000 and purports to be a class action on behalf of all public entities in the State of California other than the State and its agencies. The plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. On March 3, 2006, the Court of Appeal, Sixth Appellate District, among other determinations, reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and

affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties. The proceedings in the trial court were stayed pending the judicial resolution of the plaintiffs’ right to retain private counsel on a contingency basis and, on March 16, 2011, the plaintiffs’ filed their fourth amended complaint and asserted a claim for public nuisance.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the Company and other defendants.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive.
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. The Company’s action, an Ohio state court action, has been stayed and the liability insurers action, a New York state court action has been dismissed.
NOTE 10—OTHER EXPENSE
Other general expense — net
Included in Other general expense — net were the following:

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010
Provisions for environmental matters — net	$5,352	$1,937
(Gain) loss on disposition of assets	(4,409)	241
Adjustments to prior provisions for qualified exit costs	229	(272)

Other general expense — net	$1,172	$1,906

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
The (gain) loss on disposition of assets represents net realized (gains) losses associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
The adjustments to prior provisions for qualified exit costs represent site specific increases or decreases to accrued qualified exit costs as adjustments for costs of employee terminations are required or as information becomes available upon which more accurate amounts can be reasonably estimated. See Note 6 for further details on the Company’s exit or disposal activities.

Other expense — net
Included in Other expense — net were the following:

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010
Dividend and royalty income	$(1,325)	$(966)
Net expense from financing activities	2,123	1,732
Foreign currency related losses	1,314	6,002
Other income	(3,317)	(2,108)
Other expense	1,253	2,138

Other expense — net	$48	$6,798

The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency related losses included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at March 31, 2011 and 2010. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at March 31, 2011 and 2010.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.
NOTE 11—INCOME TAXES
The effective tax rate was 27.9 percent for the first quarter of 2011, compared to 45.2 percent for the first quarter of 2010. The decrease in the effective tax rate for the first quarter of 2011 compared to 2010 was primarily due to the impact of an $11.4 million Federal and State income tax charge in the first quarter of 2010 related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act signed into law in March 2010.
At December 31, 2010, the Company had $31.3 million in unrecognized tax benefits, the recognition of which would have an effect of $27.4 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2010, was $6.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in foreign jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2010, the Company had accrued $10.2 million for the potential payment of income tax interest and penalties.

There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2010 during the first quarter of 2011.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Other than as noted below, the Internal Revenue Service (IRS) substantially completed the audit of the 2004 and 2005 tax years. The IRS commenced an examination of the Company’s U.S. income tax returns for the 2006 and 2007 tax years in the fourth quarter of 2008. Fieldwork was completed during the fourth quarter of 2010. At this time, the Company has determined that an insignificant payment is due.
The Company disclosed in its 2010 Annual Report on Form 10-K and in previous filings that the IRS is auditing the Company’s federal tax returns for the 2004 through 2007 years for income taxes and the 2003 through 2008 years for excise taxes. The IRS subsequently added the 2009 year to its audit for excise taxes. The IRS is auditing transactions related to the Company’s ESOP (the “Leveraged ESOP Transactions”). The Leveraged ESOP Transactions were implemented on August 27, 2003 and August 1, 2006. (See Note 12 of the Company’s 2010 Annual Report.) At various times, principal and interest on the debt related to the transactions was forgiven as a mechanism for funding Company contributions of elective deferrals and matching contributions to the ESOP. The Company claimed income tax deductions for the forgiven principal and interest on the debt along with dividends. The benefit of the tax deductions related to forgiven principal and interest was reflected in equity and did not flow through the provision for income taxes. The amount of federal income tax deductions claimed by the Company with respect to the Leveraged ESOP Transactions for the years under audit was $492.2 million; the corresponding federal tax savings realized by the Company was $172.3 million. Deductions were claimed and federal income tax savings were realized in years subsequent to the audit periods in the amounts of $174.9 million and $61.2 million, respectively, related to the Leveraged ESOP Transactions.
The IRS has not issued any, but has notified the Company that Notices of Proposed Adjustment for the 2004 through 2007 tax years related to the leveraged ESOP transactions will be issued that will disallow some or all of the deductions related to the ESOP transactions and assess interest and penalties. The IRS has also indicated they are reviewing the applicability of excise taxes under Section 4975 of the Internal Revenue Code with respect to these transactions. During the IRS’s examination of the transactions, it requested the Department of Labor to also review the transactions. Following the Department of Labor’s initial examination, it is coordinating its response with the IRS. The Company has retained Counsel to assist with the audit process and to respond to any claims or assessments the IRS or Department of Labor issues. No accrual has been made for any contingency related to the Leveraged ESOP Transactions.
As of March 31, 2011, the Company is subject to non-U.S. income tax examinations for the tax years of 2004 through 2010. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2010.

NOTE 12—NET INCOME PER COMMON SHARE

	Three Months Ended
	March 31,
(Thousands of dollars except per share data)	2011	2010
Basic
Average common shares outstanding	104,991,014	107,959,598

Net income	$68,316	$32,603
Less net income allocated to unvested restricted shares	(670)	(203)

Net income allocated to common shares	$67,646	$32,400

Basic net income per common share	$.64	$.30

Diluted
Average common shares outstanding	104,991,014	107,959,598
Stock options and other contingently issuable shares (1)	2,371,655	1,534,413

Average common shares outstanding assuming dilution	107,362,669	109,494,011

Net income	$68,316	$32,603
Less net income allocated to unvested restricted shares assuming dilution	(662)	(204)

Net income allocated to common shares assuming dilution	$67,654	$32,399

Diluted net income per common share	$.63	$.30

(1)	Stock options and other contingently issuable shares excludes 0.1 million shares for the three months ended March 31, 2011 and 2010 due to their anti-dilutive effect.
The Company has two classes of participating securities: common shares and restricted shares, representing 99% and 1% of outstanding shares, respectively. The restricted shares are shares of unvested restricted stock granted under the Company’s restricted stock award program. Unvested restricted shares granted prior to April 21, 2010 received non-forfeitable dividends, and the shares are therefore considered a participating security. Effective April 21, 2010, the restricted stock award program was revised and dividends on performance-based restricted shares granted after this date are deferred and payment is contingent upon the awards vesting. Only the time-based restricted shares, which continue to receive non-forfeitable dividends, are considered a participating security. Basic and diluted earnings per share are calculated using the two-class method in accordance with the Earnings Per Share Topic of the ASC.

NOTE 13—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC. Two operating segments are aggregated to form the Global Finishes Group Reportable Operating Segment (GFG) in accordance with the quantitative thresholds within ASC 280-10-50-12. Management is closely monitoring the quantitative thresholds and the performance trends within GFG on an ongoing basis. Revised Reportable Operating Segments will be established if quantitative thresholds are exceeded for a sustained basis.

	Three Months Ended March 31, 2011
				Global
	Paint Stores	Consumer		Finishes		Consolidated
(Thousands of dollars)	Group	Group		Group	Administrative	Totals
Net external sales	$929,267	$294,930		$630,166	$1,223	$1,855,586
Intersegment transfers		418,148		5,871	(424,019)

Total net sales and intersegment transfers	$929,267	$713,078		$636,037	$(422,796)	$1,855,586

Segment profit	$68,857	$41,091	*	$36,810		$146,758
Interest expense					$(10,675)	(10,675)
Administrative expenses and other					(41,370)	(41,370)

Income before income taxes	$68,857	$41,091		$36,810	$(52,045)	$94,713

	Three Months Ended March 31, 2010
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$850,912	$292,149		$421,099	$1,322	$1,565,482
Intersegment transfers		353,836		4,457	(358,293)

Total net sales and intersegment transfers	$850,912	$645,985		$425,556	$(356,971)	$1,565,482

Segment profit	$47,755	$37,466	*	$23,003		$108,224
Interest expense					$(11,570)	(11,570)
Administrative expenses and other					(37,196)	(37,196)

Income before income taxes	$47,755	$37,466		$23,003	$(48,766)	$59,458

*	Segment profit includes $4,948 and $4,019 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarter of 2011 and 2010, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $470.0 million and $27.4 million, respectively, for the first quarter of 2011, and $281.7 million and $24.2 million, respectively, for the first quarter of 2010. Long-lived assets of these subsidiaries totaled $662.5 million and $242.4 million at March 31, 2011 and March 31, 2010, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
Effective October 1, 2010, the Company acquired Pinturas Condor S.A. (Pinturas Condor), the leading paint and coatings company in Ecuador. Pinturas Condor develops and manufactures products to the architectural, industrial and automotive vehicle refinish markets and sells them to a combination of company-owned paint stores and exclusive dealers. Included in the Global Finishes Group, Pinturas Condor strengthens the Company’s product finish market position in Ecuador.
Effective September 1, 2010, the Company acquired Becker Industrial Products AB (Acroma). Headquartered in Stockholm, Sweden, Acroma is one of the largest manufacturers of industrial wood coatings globally and a technology leader in water, UV and other wood coatings. The acquisition strengthens the Global Finishes Group’s growing global platform for product finishes.
Effective April 1, 2010, the Company acquired Sayerlack Industrial Coatings (Sayerlack). Headquartered in Pianoro, Italy, Sayerlack is a leading coatings innovator in the joinery, furniture and cabinets markets. The acquisition strengthens the Global Finishes Group’s growing global platform for product finishes.
The aggregate consideration paid for Pinturas Condor, Acroma and Sayerlack was $298.2 million, net of cash acquired. All three acquisitions resulted in the recognition of goodwill and intangible assets.

The following unaudited pro-forma summary presents consolidated financial information as if Pinturas Condor, Acroma and Sayerlack had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2010 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three Months Ended
	March 31,
(Thousands of dollars except per share data)	2011	2010
Net sales	$1,855,586	$1,694,276
Net income	68,316	34,433

Net income per common share:
Basic	$.64	$.32
Diluted	$.63	$.31
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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
(Thousands of dollars)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$18,723	$15,282	$3,441

Total assets at fair value	$18,723	$15,282	$3,441

Liabilities:
Deferred compensation plan liability (2)	$22,573	$22,573

Total liabilities at fair value	$22,573	$22,573

(1)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $17,868.

(2)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

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

	March 31, 2011		March 31, 2010
	Carrying	Fair	Carrying	Fair
(Thousands of dollars)	Amount	Value	Amount	Value
Publicly traded debt	$632,387	$666,247	$768,313	$743,287
Non-traded debt	28,509	26,720	26,949	25,587
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $207.6 million and $96.0 million at March 31, 2011 and 2010, respectively. The liability for estimated future capital contributions to the investments was $197.1 million and $78.9 million at March 31, 2011 and 2010, respectively.
NOTE 18—CAPITAL STOCK
Effective March 31, 2011, the Company retired all of its 125.4 million common stock shares held in treasury, which resulted in decreases in Treasury stock, Common stock and Retained earnings of $4.5 billion, $0.1 billion and $4.4 billion, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into three reportable operating segments — Paint Stores Group, Consumer Group and Global Finishes Group (collectively, the “Reportable Operating Segments”) — and an Administrative Segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 6 through 13 and Note 19, on pages 74 through 77, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Reportable Operating Segments.
The Company’s financial condition, liquidity and cash flow remained stable through the seasonally weak first quarter in spite of flat domestic demand, increased global raw material costs, and continued tight credit markets. Net working capital decreased $253.4 million at March 31, 2011 compared to the end of the first quarter of 2010 due primarily to a significant increase in current liabilities. Short-term borrowings increased $432.9 million from March 31, 2010 and all other current liabilities increased $336.5 million while current assets increased $516.0 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash decreased $37.3 million in three months of 2011 to a cash usage of $153.2 million from a cash usage of $115.8 million in 2010. In the twelve month period from April 1, 2010 through March 31, 2011, the Company generated net operating cash of $669.2 million.
Results of operations for the Company in the first quarter of 2011 saw a continued improvement in global end market demand for architectural, OEM, and automotive finishes products as well as improvement in domestic DIY and protective and marine product sales. Consolidated net sales increased 18.5 percent in the first quarter to $1.856 billion from $1.565 billion in the first quarter of 2010 due primarily to acquisitions and selling price increases. Gross profit as a percent of consolidated net sales decreased in the first quarter to 43.0 percent from 44.2 percent in 2010 due primarily to the impact of 2010 acquisitions and increasing raw material costs, partially offset by selling price increases and expense control. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 37.2 percent from 39.1 percent in the first quarter of 2010 due primarily to expense control across all Reportable Operating Segments. Other general expense — net decreased $0.7 million and interest expense decreased $0.9 million in the first three months of 2011. The effective income tax rate for first quarter 2011 was 27.9 percent compared to 45.2 percent in 2010, including a one-time increase in income tax expense of $11.4 million relating to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) passed by Congress in March 2010. Diluted net income per common share increased to $.63 per share from $.30 per share in 2010, including a charge of $.10 per share related to the Acts in 2010.

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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 46 through 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2010.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained stable through the seasonally weak first quarter in spite of flat domestic demand, increased global raw material costs, and continued tight credit markets. Net working capital decreased $253.4 million at March 31, 2011 compared to the end of the first quarter of 2010 due primarily to a significant increase in current liabilities partially offset by an increase in current assets. Short-term borrowings increased $432.9 million from March 31, 2010 resulting from increased sales and a combination of the retirement of long-term debt and acquisitions in 2010. Current assets, primarily Accounts receivable and Inventories, increased $516.0 million while all other current liabilities increased $336.5 million primarily due to increased sales and acquisitions in 2010. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first quarter 2011, short-term borrowings increased $289.8 million from December 31, 2010 due to the seasonal increase in need for working capital, and all other current liabilities decreased $26.6 million. Since March 31, 2010, Accounts receivable and Inventories were up $491.1 million, and the remaining current assets increased $24.9 million. Accounts receivable and Inventories increased $241.9 million from December 31, 2010 to March 31, 2011 when normal seasonal trends typically require significant growth in these categories. The increase in Total current liabilities partially offset by an increase in Total current assets reduced the Company’s current ratio to 1.06 at March 31, 2011 from 1.25 at March 31, 2010 and compared to 1.07 at December 31, 2010. Total debt at March 31, 2011 increased $298.6 million to $1.339 billion from $1.041 billion at March 31, 2010 and increased as a percentage of total capitalization to 45.4 percent from 41.0 percent at the end of the first quarter last year. Total debt increased $294.5 million and increased from 39.4 percent of total capitalization at December 31, 2010. At March 31, 2011, the Company had remaining borrowing ability of $883.3 million. Net operating cash decreased $37.3 million in three months of 2011 to a cash usage of $153.2 million from a cash usage of $115.8 million in 2010 primarily due to an increase of $70.3 million in cash used in net working capital requirements to support higher sales and 2010 acquisitions partially offset by an increase in net income of $35.7 million. In the twelve month period from April 1, 2010 through March 31, 2011, the Company generated net operating cash of $669.2 million and borrowed net debt of $272.3 million to invest $126.7 million in capital additions and improvements, acquire businesses for $298.2 million, purchase $440.7 million in treasury stock and pay $156.1 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $4.6 million during the first three months of 2011. Cash requirements for normal seasonal increases in working capital, capital expenditures of $27.0 million, payments of cash dividends of $39.0 million and treasury stock purchases of $90.8 million were funded primarily by a net increase in short term borrowings of $289.8 million. At March 31, 2011, the Company’s current ratio was 1.06, a decrease from the current ratio of 1.07 at December 31, 2010 and a decrease from 1.25 a year ago. The decrease in the current ratio was primarily due to the increase in short term borrowings since year-end and a year ago.
Goodwill and intangible assets increased $11.4 million from December 31, 2010 and increased $146.1 million from March 31, 2010. The net increase during the first three months of 2011 was due primarily to currency translation rate changes of $13.3 million and capitalization of software of $4.6 million partially offset by amortization of $6.4 million. The net increase over the twelve-month period from March 31, 2010 resulted from acquisitions of $134.8 million, currency translation rate changes of $29.6 million and capitalization of software of $20.9 million partially offset by amortization of $34.6 million and impairments of $4.5 million. See Note 5, on pages 51 through 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $2.6 million during the first three months of 2011 and increased $3.8 million from March 31, 2010. These slight increases were due primarily to an increase in the fair market value of equity securities held by the Company’s defined benefit pension plans over those periods. See Note 7, on pages 56 through 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s benefit plan assets.

Net property, plant and equipment decreased $5.7 million in the first three months of 2011 and increased $138.7 million in the twelve months since March 31, 2010. The reduction in the first quarter of 2011 was primarily due to capital expenditures of $27.0 million and changes in currency translation rates that were more than offset by depreciation expense of $37.3 million. Since March 31, 2010, acquisitions of $155.7 million, capital expenditures of $126.7 million and other insignificant adjustments more than offset depreciation expense of $144.6 million and other insignificant write-offs. Capital expenditures during the first three months of 2011 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $389.7 million at an average rate of 0.27 percent at March 31, 2011. There was also $75.0 million at an average interest rate of 0.25 percent borrowed under certain short-term revolving and letter of credit agreements at March 31, 2011. Short-term borrowings outstanding under various foreign programs at March 31, 2011 were $213.6 million with a weighted average interest rate of 3.0 percent. The Company had unused maximum borrowing availability of $110.3 million at March 31, 2011 under the commercial paper program that is backed by the Company’s revolving credit agreement and certain other revolving and letter of credit agreements. There were no significant changes in long-term debt during the first quarter 2011. See Note 8, on pages 62 through 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2010 and increased $12.1 million from March 31, 2010. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 56 though 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2011 increased $9.7 million in the first three months of 2011, due primarily to an increase of $5.7 million in non-current and deferred tax liabilities, and $172.4 million from a year ago. The increase of $172.4 million from a year ago was due primarily to an increase in long-term commitments related to the affordable housing and historic renovation real estate properties of $106.9 million and an increase in non-current and deferred tax liabilities of $69.3 million partially offset by a reduction in long-term accruals for extended environmental-related liabilities of $6.1 million. See Note 1, on pages 46 through 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s Non-traded investments.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2011. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2011.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2011 and 2010, the Company had accruals for environmental-related activities of $150.8 million and $161.5 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $103.0 million higher than the accruals at March 31, 2011.

Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2011. At March 31, 2011, $111.8 million, or 74.2 percent, related directly to these four sites. Of the aggregate unaccrued exposure at March 31, 2011, $72.5 million, or 70.3 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2010.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $289.8 million to $678.4 million at March 31, 2011 from $388.6 million at December 31, 2010. Total long-term debt increased $4.7 million to $660.9 million at March 31, 2011 from $656.2 million at December 31, 2010 and decreased $134.4 million from $795.3 million at March 31, 2010. See the Financial Condition, Liquidity and Cash

Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2011 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Changes to the Company’s accrual for product warranty claims in the first three months of 2011 are disclosed in Note 5.
Contingent Liabilities
Life Shield Engineered Systems, LLC (Life Shield) is a wholly-owned subsidiary of the Company. Life Shield develops and manufactures blast and fragment mitigating systems. The blast and fragment mitigating systems create a potentially higher level of product liability for the Company (as an owner of and supplier to Life Shield) than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
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
Management of the Company has reviewed the potential increased liabilities associated with Life Shield’s systems and determined that potential liabilities arising from an Act of Terrorism that could ultimately affect the Company will be appropriately insured or limited by current regulations. However, due to the uncertainties involved in the future development, usage and application of Life Shield’s systems, the number or nature of possible future claims and legal proceedings, or the effect that any change in legislation and/or administrative regulations may have on the limitations of potential liabilities, management cannot reasonably determine the scope or amount of any potential costs and liabilities for the Company related to Life Shield or to Life Shield’s systems. Any potential liability for the Company that may result from Life Shield or Life Shield’s systems cannot reasonably be estimated. However, based upon, among other things, the limitation of liability under the SAFETY Act in the event of an Act of Terrorism, management does not currently believe that the costs or potential liability ultimately determined to be attributable to the Company through its ownership of Life Shield, or as a supplier to Life

Shield arising from the use of Life Shield’s systems will have a material adverse effect on the Company’s results of operations, liquidity or financial conditions.
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
The proceedings initiated by the State of Rhode Island included two jury trials. At the conclusion of the second trial, the jury returned a verdict finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance, and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.
The Santa Clara County, California proceeding was initiated in March 2000 and purports to be a class action on behalf of all public entities in the State of California other than the State and its agencies. The plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. On March 3, 2006, the Court of Appeal, Sixth Appellate District, among other determinations, reversed the dismissal of the public nuisance claim for abatement brought by the cities of Santa Clara and Oakland and the City and County of San Francisco, and affirmed the dismissal of the public nuisance claim for damages to the plaintiffs’ properties. The proceedings in the trial court were stayed pending the judicial resolution of the plaintiffs’ right to retain private counsel on a contingency basis and, on March 16, 2011, the plaintiffs’ filed their fourth amended complaint and asserted a claim for public nuisance.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants include strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the Company and other defendants.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive.
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. The Company’s action, an Ohio state court action, has been stayed and the liability insurers action, a New York state court action has been dismissed.
Shareholders’ Equity
Shareholders’ equity decreased $1.5 million to $1.608 billion at March 31, 2011 from $1.609 billion at December 31, 2010 and increased $112.7 million from $1.495 billion at March 31, 2010. Effective March 31, 2011, the Company retired all of its 125.4 million common stock shares held in treasury, which resulted in decreases in treasury stock, common stock and retained earnings of $4.5 billion, $0.1 billion and $4.4 billion, respectively. The increase in shareholders’ equity for the first three months resulted primarily from net income of $68.3 million, increased other capital of $38.7 million resulting from stock option exercises, and a decrease in Cumulative other comprehensive loss of $20.8 million, primarily due to foreign currency translation effects. These increases in shareholder’s equity were partially offset by the purchase of treasury stock of $90.8 million and dividends paid of $39.0 million. Shareholder’s equity increased $112.7 million in twelve months primarily due to net income of $498.2 million, increased other capital of $160.0 million resulting from stock option exercises, and a decrease in cumulative other comprehensive loss of $49.4 million, primarily due to foreign currency translation effects. These increases in shareholder’s equity were partially offset by the purchase of treasury stock of $440.7 million and dividends paid of $156.1 million. During the first three months of 2011, the Company purchased 1.10 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 5.70 million shares of its common stock since March 31, 2010 for treasury. The Company acquires its common stock for general corporate purposes and, depending on its cash position and market conditions it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2011 to purchase 4.65 million shares of its common stock. At a meeting held on April 20, 2011, the Board of Directors increased the quarterly cash dividend from $.36 per common share to $.365 per common share.

This quarterly dividend, if approved in each of the remaining quarters of 2011, would result in an annual dividend for 2011 of $1.46 per common share or a 34.7 percent payout of 2010 diluted net income per common share.
Cash Flow
Net operating cash decreased $37.3 million in three months of 2011 to a cash usage of $153.2 million from a cash usage of $115.8 million in 2010 primarily due to an increase of $70.3 million in cash used in net working capital requirements to support higher sales and 2010 acquisitions partially offset by an increase in net income of $35.7 million. In the twelve month period from April 1, 2010 through March 31, 2011, the Company generated net operating cash of $669.2 million and borrowed net debt of $272.3 million to invest $126.7 million in capital additions and improvements, acquire businesses for $298.2 million, purchase $440.7 million in treasury stock and pay $156.1 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first three months of 2011, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2011, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on pages 62 though 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the first quarter:

	Three Months Ended
	March 31,
(thousands of dollars)	2011	2010	Change
Net Sales:
Paint Stores Group	$929,267	$850,912	9.2%
Consumer Group	294,930	292,149	1.0%
Global Finishes Group	630,166	421,099	49.6%
Administrative	1,223	1,322	-7.5%

Total	$1,855,586	$1,565,482	18.5%

	Three Months Ended
	March 31,
	2011	2010	Change
Income Before Income Taxes:
Paint Stores Group	$68,857	$47,755	44.2%
Consumer Group	41,091	37,466	9.7%
Global Finishes Group	36,810	23,003	60.0%
Administrative	(52,045)	(48,766)	-6.7%

Total	$94,713	$59,458	59.3%

Consolidated net sales increased in the first quarter of 2011 due primarily to 2010 acquisitions and selling price increases.
Net sales of all consolidated foreign subsidiaries were up 66.8 percent to $470.0 million in the quarter versus $281.7 million in the same period last year. The increases in net sales for all consolidated foreign subsidiaries in the quarter were due primarily to 2010 acquisitions of $140.1 million, a 6.0 percent positive impact of foreign currency translation rate changes and increased paint volume sales. Net sales of all operations other than consolidated foreign subsidiaries were up 7.9 percent to $1.39 billion in the quarter as compared to $1.28 billion in the same period last year primarily due to selling price increases.
Net sales in the Paint Stores Group increased 9.2 percent in the quarter to $929.3 million due primarily to selling price increases, improving domestic architectural paint sales to DIY customers, and improving industrial maintenance product sales. Net sales from stores open for more than twelve calendar months increased 8.9 percent in the first three months over last year’s comparable period. Total paint sales volume was down slightly for the quarter as compared to the first quarter last year. Sales of non-paint products increased by 7.2 percent compared to last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased 1.0 percent to $294.9 million in the quarter due primarily to selling price increases and the timing of seasonal shipments to some of the Segment’s customers partially offset by the elimination of a portion of a paint program with a large retail customer. Net sales in the Global Finishes Group stated in U.S. dollars increased 49.6 percent in the quarter to $630.2 million due primarily to 2010 acquisitions, higher paint sales volume, selling price increases, and favorable currency translation rate changes. In the quarter, 2010 acquisitions and favorable currency translation rate changes increased net sales of the Global Finishes Group in U.S. dollars by 33.3 percent and 3.6 percent, respectively. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in the quarter.
Consolidated gross profit increased $105.4 million in the first quarter of 2011 compared to the same period in 2010. As a percent of sales, consolidated gross profit decreased to 43.0 percent in the quarter from 44.2 percent in the first quarter of 2010. The dollar increase was primarily due to selling price increases and 2010 acquisitions while the decrease as a percent to sales were due primarily to increasing raw material costs and the impact of 2010 acquisitions, partially offset by selling price increases.
The Paint Stores Group’s gross profit in the first quarter was higher than last year by $48.9 million due to higher sales. The Paint Stores Group’s gross profit margins in the quarter were up compared to the first quarter last year primarily due to improving domestic architectural paint sales to DIY customers. The Consumer Group’s gross profit increased from last year by $3.1 million in the quarter due primarily to selling price increases and good cost control efforts partially offset by raw material cost increases. The Consumer Group’s gross profit margins were up 0.7 percent of sales compared to the comparable period last year. The Global Finishes Group’s gross profit increased $57.2 million in the first quarter when stated in U.S. dollars due primarily to 2010 acquisitions, increased selling prices and paint sales volume, and favorable currency translation rate changes of $5.1 million. The Global Finishes Group’s gross profit margins in the quarter were down 3.2 percent of sales compared to the first quarter last year primarily due to 2010 acquisitions and increasing raw material costs. The Administrative segment’s gross profit decreased by an insignificant amount in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $78.2 million in the first quarter of 2011 versus last year due primarily to 2010 acquisitions. As a percent of sales, consolidated SG&A decreased to 37.2 percent in the quarter from 39.1 percent in the first quarter of 2010 resulting from higher sales.
In the first quarter, the Paint Stores Group SG&A increased $28.6 million due primarily to net new store openings and staffing our stores to ensure quality customer service. Consumer Group SG&A increased $0.4 million due primarily to good expense control. The Global Finishes Group’s SG&A increased $46.9 million in the quarter relating primarily to the 2010 acquisitions and currency translation rate changes of $3.9 million in the quarter. The Administrative segment’s SG&A increased $2.3 million.
Other general expense — net decreased $0.7 million in the quarter primarily due to a gain on the sale of a closed facility partially offset by an increase in the provision for environmental-related matters both in the Administrative segment.
Interest expense, included in the Administrative segment, decreased $0.9 million in the quarter primarily due to lower average borrowing rates partially offset by higher average total debt levels.

Other expense — net decreased $6.8 million in the quarter primarily due to a decrease in foreign currency related losses primarily in the Global Finishes Group.
Consolidated income before income taxes increased $35.3 million in the first quarter of 2011 due primarily to the higher segment profits of the Paint Stores, Global Finishes and Consumer Groups partially offset by an increase in Administrative segment expenses.
The effective income tax rate for the first quarter of 27.9 percent, was lower than the effective tax rate for the first quarter of 2010 of 45.2 percent, including a one-time increase in income tax expense of $11.4 million or 19.2 percent effective income tax rate relating to the Acts.
Net income for the quarter increased $35.7 million to $68.3 million from $32.6 million in the first quarter of 2010. Diluted net income per common share in the quarter increased 110.0 percent to $.63 per share from $.30 per share in the first quarter of 2010, including a one-time increase in income tax expense of $.10 per share relating to the Acts.
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

	Three Months Ended
	March 31,
(thousands of dollars)	2011	2010
Net income	$68,316	$32,603
Interest expense	10,675	11,570
Income taxes	26,397	26,855
Depreciation	37,332	33,103
Amortization	6,394	6,747

EBITDA	$149,114	$110,878

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
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include such things as: (a) the duration and severity of the current negative global economic and financial conditions; (b) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (c) competitive factors, including pricing pressures and product innovation and quality; (d) changes in raw material and energy supplies and pricing; (e) changes in the Company’s relationships with customers and suppliers; (f) the Company’s ability to attain cost savings from productivity initiatives; (g) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, including the 2010 acquisitions of Becker Acroma Industrial Wood Coatings, Sayerlack Industrial Wood Coatings and Pinturas Condor, as well as the performance of the businesses acquired; (h) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (i) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (j) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Europe, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (k) the achievement of growth in foreign markets, such as Asia, Europe, Mexico and South America; (l) increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment; (m) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (n) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (o) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (p) unusual weather conditions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

			Number of Shares	Number of Shares
			Purchased as Part	That May Yet Be
	Total Number of	Average Price Paid	of a Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Plan	Plan
January 1 - January 31
Share repurchase program (1)	50,000	$84.75	50,000	5,700,000
Employee Transactions (2)				NA

February 1 - February 28
Share repurchase program (1)	875,000	$82.89	875,000	4,825,000
Employee Transactions (2)	1,115	$81.32		NA

March 1 - March 31
Share repurchase program (1)	175,000	$80.29	175,000	4,650,000
Employee Transactions (2)				NA

Total
Share repurchase program (1)	1,100,000	$82.56	1,100,000	4,650,000
Employee Transactions (2)	1,115	$81.32		NA

(1)	All shares were purchased through the Company’s publicly announced share repurchased program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at March 31, 2011 to purchase 4,650,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended March 31, 2011, the Audit Committee of the Board of Directors of the Company approved non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services, foreign tax consulting and advisory services and foreign advisory and compliance services.

Item 6. Exhibits.

3	Regulations of the Company, as amended and restated April 20, 2011, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 2011, and incorporated herein by reference.

10	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 20, 2010) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2011, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
April 26, 2011	By:	/s/ A.J. Mistysyn
A.J. Mistysyn
Vice President-Corporate Controller

April 26, 2011	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3	Regulations of the Company, as amended and restated April 20, 2011, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 2011, and incorporated herein by reference.

10	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 20, 2010) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2011, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document