Form 10-Q
period 2011-06-30
SHERWIN WILLIAMS CO
filed 2011-07-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 106,278,767 shares as of June 30, 2011.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 5. Other Information	48
Item 6. Exhibits	49

SIGNATURES	50
INDEX TO EXHIBITS	51
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$2,354,751	$2,143,064	$4,210,337	$3,708,546
Cost of goods sold	1,331,996	1,171,171	2,390,174	2,044,685
Gross profit	1,022,755	971,893	1,820,163	1,663,861
Percent to net sales	43.4%	45.4%	43.2%	44.9%
Selling, general and administrative expenses	755,555	691,215	1,446,678	1,304,090
Percent to net sales	32.1%	32.3%	34.4%	35.2%
Other general (income) expense — net	(698)	5,125	474	7,031
Interest expense	11,747	26,340	22,422	37,909
Interest and net investment income	(808)	(480)	(1,131)	(1,119)
Other income — net	(57)	(9,555)	(9)	(2,757)

Income before income taxes	257,016	259,248	351,729	318,707
Income taxes	77,901	77,542	104,298	104,398

Net income	$179,115	$181,706	$247,431	$214,309

Net income per common share:
Basic	$1.69	$1.67	$2.33	$1.97

Diluted	$1.66	$1.64	$2.29	$1.94

Average shares outstanding — basic	104,676,477	107,686,335	104,833,745	107,822,967

Average shares and equivalents outstanding — diluted	106,876,461	109,832,652	107,104,025	109,460,619

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30,	December 31,	June 30,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$71,563	$58,585	$48,401
Accounts receivable, less allowance	1,183,825	916,661	986,327
Inventories:
Finished goods	853,715	743,953	666,136
Work in process and raw materials	213,296	173,748	127,692

	1,067,011	917,701	793,828
Deferred income taxes	128,492	127,348	120,948
Other current assets	187,291	193,427	190,418

Total current assets	2,638,182	2,213,722	2,139,922

Goodwill	1,113,721	1,102,458	1,011,949
Intangible assets	319,751	320,504	276,429
Deferred pension assets	253,117	248,333	248,959
Other assets	350,692	332,100	235,514

Property, plant and equipment:
Land	107,110	106,101	104,851
Buildings	684,881	668,506	605,457
Machinery and equipment	1,658,432	1,617,530	1,571,553
Construction in progress	39,732	34,038	23,227

	2,490,155	2,426,175	2,305,088
Less allowances for depreciation	1,531,849	1,474,057	1,477,575

	958,306	952,118	827,513

Total Assets	$5,633,769	$5,169,235	$4,740,286

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$571,130	$388,592	$199,487
Accounts payable	1,019,310	909,649	881,141
Compensation and taxes withheld	227,509	253,247	205,119
Accrued taxes	120,867	62,547	134,854
Current portion of long-term debt	9,507	7,875	9,269
Other accruals	441,489	442,030	403,671

Total current liabilities	2,389,812	2,063,940	1,833,541

Long-term debt	644,255	648,326	699,815
Postretirement benefits other than pensions	296,778	295,896	284,660
Other long-term liabilities	556,112	551,633	391,044

Shareholders’ equity:
Common stock — $1.00 par value:
106,278,767, 107,020,728 and 108,790,303 shares outstanding at June 30, 2011, December 31, 2010 and June 30, 2010, respectively	106,779	231,346	230,461
Preferred stock — convertible, no par value:
194,275, 216,753 and 216,753 shares outstanding at June 30, 2011, December 31, 2010 and June 30, 2010, respectively	194,275	216,753	216,753
Unearned ESOP compensation	(194,275)	(216,753)	(216,753)
Other capital	1,289,455	1,222,909	1,161,273
Retained earnings	637,434	4,824,489	4,653,954
Treasury stock, at cost	(41,700)	(4,390,983)	(4,190,479)
Cumulative other comprehensive loss	(245,156)	(278,321)	(323,983)

Total shareholders’ equity	1,746,812	1,609,440	1,531,226

Total Liabilities and Shareholders’ Equity	$5,633,769	$5,169,235	$4,740,286

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30,	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$247,431	$214,309
Adjustments to reconcile net income to net operating cash:
Depreciation	74,807	66,206
Amortization of intangible assets	13,127	13,206
Stock-based compensation expense	21,433	19,489
Provisions for qualified exit costs	936	72
Provisions for environmental-related matters	4,650	4,722
Defined benefit pension plans net cost	7,928	8,926
Net increase in postretirement liability	1,800	1,200
Other	(4,859)	14,998
Change in working capital accounts — net	(245,139)	(67,855)
Costs incurred for environmental-related matters	(8,180)	(19,384)
Costs incurred for qualified exit costs	(3,929)	(7,918)
Other	(1,839)	(11,515)

Net operating cash	108,166	236,456

INVESTING ACTIVITIES
Capital expenditures	(68,929)	(47,453)
Acquisitions of businesses, net of cash acquired	(2,612)	(49,061)
Proceeds from sale of assets	6,613	1,109
Increase in other investments	(20,463)	(59,045)

Net investing cash	(85,391)	(154,450)

FINANCING ACTIVITIES
Net increase in short-term borrowings	168,465	180,725
Proceeds from long-term debt	30,625	1,329
Payments of long-term debt	(33,430)	(89,235)
Costs associated with repurchase of long-term debt		(22,192)
Payments of cash dividends	(77,849)	(78,783)
Proceeds from stock options exercised	38,183	62,475
Income tax effect of stock-based compensation exercises and vesting	8,030	12,104
Treasury stock purchased	(132,734)	(175,492)
Other	127	(4,966)

Net financing cash	1,417	(114,035)

Effect of exchange rate changes on cash	(11,214)	11,101

Net increase (decrease) in cash and cash equivalents	12,978	(20,928)
Cash and cash equivalents at beginning of year	58,585	69,329

Cash and cash equivalents at end of period	$71,563	$48,401

Income taxes paid	$42,952	$24,377
Interest paid	11,944	40,818
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended June 30, 2011 and 2010
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
There have been no significant changes in critical accounting policies since December 31, 2010. Accounting estimates were revised as necessary during the first six months of 2011 based on new information and changes in facts and circumstances. Certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became effective, resulting in the elimination of a tax deduction previously allowed for the Medicare Part D subsidy beginning in years after December 31, 2012. The Company recognized the deferred tax effects of the reduced deductibility of the subsidy during the first quarter of 2010. The resulting one-time increase in income taxes of $11.4 million reduced basic and diluted earnings per share for the first six months of 2010 by $.11 and $.10, respectively. See Note 11.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.
The consolidated results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting

Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.
In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2011 and 2010 were $.365 per common share and $.360 per common share, respectively.
NOTE 4—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

(Thousands of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$179,115	$181,706	$247,431	$214,309
Foreign currency translation adjustments	9,384	(21,173)	26,889	(14,687)
Amortization of net prior service costs and net actuarial losses, net of taxes (1)	3,435	3,841	6,684	7,492
Adjustments of marketable equity securities, net of taxes (2)	(427)	333	(408)	665

Comprehensive income	$191,507	$164,707	$280,596	$207,779

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(2,873) and $(5,961) for the three and six months ended June 30, 2011 and $(1,210) and $(3,624) for the three and six months ended June 30, 2010.

(2)	The tax effect of adjustments of marketable equity securities was $273 and $261 for the three and six months ended June 30, 2011 and $(213) and $(425) for the three and six months ended June 30, 2010.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2011 and 2010, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2011	2010
Balance at January 1	$23,103	$22,214
Charges to expense	14,445	10,869
Settlements	(12,746)	(10,478)

Balance at June 30	$24,802	$22,605

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
In the six months ended June 30, 2011, 3 stores in the Paint Stores Group and 5 branches in the Global Finishes Group were closed due to lower demand or redundancy. During the six months ended June 30, 2011, amounts charged to SG&A and Cost of goods sold included qualified exit costs and severance costs of $0.7 million related to these closed facilities. Adjustments to prior provisions of $0.3 million related to Global Finishes Group facilities closed during 2009 were recorded in Other general expense — net in the six months ended June 30, 2011.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2011 and for the six-month period then ended:

(Thousands of dollars)
			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	June 30,
Exit Plan	2010	sold or SG&A	accrual	expense - net	2011
Global Finishes Group stores shutdown in 2011:
Severance and related costs		$116	$(91)		$25
Other qualified exit costs		597	(34)		563

Global Finishes Group stores shutdown in 2010:
Other qualified exit costs	$1,114		(53)		1,061

Paint Stores Group stores shutdown in 2010:
Other qualified exit costs	4			$(4)

Paint Stores Group stores shutdown in 2009:
Other qualified exit costs	2,022		(419)	(29)	1,574

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Other qualified exit costs	1,820		(497)	262	1,585

Consumer Group manufacturing facilities shutdown in 2009:
Other qualified exit costs	721		(131)		590

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Other qualified exit costs	242		(65)		177

Paint Stores Group manufacturing and distribution facilities, administrative offices and stores shutdown in 2008:
Other qualified exit costs	3,058		(1,880)	(6)	1,172

Other qualified exit costs for facilities shutdown prior to 2008	7,066		(759)		6,307

Totals	$16,047	$713	$(3,929)	$223	$13,054

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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
	2011	2010	2011	2010	2011	2010
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$4,007	$4,264	$961	$488	$874	$883
Interest cost	4,707	4,574	1,094	1,003	3,895	4,016
Expected return on assets	(11,611)	(10,640)	(681)	(695)
Amortization of:
Prior service cost (credit)	409	415		7	(164)	(164)
Actuarial loss	4,877	4,781	220	333	626	326

Net periodic benefit cost	$2,389	$3,394	$1,594	$1,136	$5,231	$5,061

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$8,014	$8,453	$1,896	$989	$1,748	$1,766
Interest cost	9,414	9,014	2,164	2,039	7,790	8,033
Expected return on assets	(23,221)	(21,155)	(1,346)	(1,410)
Amortization of:
Prior service cost (credit)	818	830		14	(328)	(328)
Actuarial loss	9,754	9,472	435	680	1,252	652

Net periodic benefit cost	$4,779	$6,614	$3,149	$2,312	$10,462	$10,123

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2011, the unaccrued maximum of the estimated range of possible outcomes is $100.5 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2011 and 2010 were accruals for extended environmental-related activities of $87.5 million and $92.8 million, respectively. Estimated costs of current investigation and remediation activities of $60.0 million and $64.7 million are included in Other accruals at June 30, 2011 and 2010, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2011. At June 30, 2011, $108.9 million, or 73.8 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $100.5 million at June 30, 2011, $70.5 million, or 70.1 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. The Company has not accrued any amounts for such litigation. With respect to such litigation, including the public nuisance litigation, the Company does not believe that it is probable that a loss has occurred, and it is not possible to estimate the range of potential losses as there is no prior history of a loss of this nature and there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions.
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
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to primarily determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, is currently stayed. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
NOTE 10—OTHER
Other general (income) expense — net
Included in Other general (income) expense — net were the following:

	Three Months Ended		Six Months Ended
(Thousands of dollars)	June 30,		June 30,
	2011	2010	2011	2010
Provisions for environmental matters — net	$(702)	$2,785	$4,650	$4,722
Loss (gain) on disposition of assets	10	2,681	(4,399)	2,922
Adjustments to prior provisions for qualified exit costs	(6)	(341)	223	(613)

Other general (income) expense — net	$(698)	$5,125	$474	$7,031

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

The loss (gain) on disposition of assets represents net realized losses (gains) associated with the disposal of fixed assets previously used in the conduct of the primary business of the Company.
The adjustments to prior provisions for qualified exit costs represent site specific increases or decreases to accrued qualified exit costs as adjustments for costs of employee terminations are required or as information becomes available upon which more accurate amounts can be reasonably estimated. See Note 6 for further details on the Company’s exit or disposal activities.
Other income — net
Included in Other income — net were the following:

	Three Months Ended		Six Months Ended
(Thousands of dollars)	June 30,		June 30,
	2011	2010	2011	2010
Dividend and royalty income	$(1,660)	$(1,527)	$(2,985)	$(2,493)
Net expense from financing activities	1,826	2,839	3,949	4,571
Foreign currency related losses (gains)	1,605	(8,376)	2,919	(2,374)
Other income	(5,019)	(2,816)	(8,336)	(4,924)
Other expense	3,191	325	4,444	2,463

Other income — net	$(57)	$(9,555)	$(9)	$(2,757)

The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency related losses (gains) included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at June 30, 2011 and 2010. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at June 30, 2011 and 2010.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Each individual item within the other income or other expense caption was immaterial; no single category of items exceeded $1.0 million.
NOTE 11—INCOME TAXES
The effective tax rate was 30.3 percent and 29.7 percent for the second quarter and first six months of 2011, respectively, and 29.9 percent and 32.8 percent for the second quarter and the first six months of 2010, respectively. The decrease in the effective tax rate for the first six months of 2011 compared to 2010 was primarily due to the impact of an $11.4 million Federal and State income tax charge in the first six months of 2010 related to the Patient Protection and

Affordable Care Act and the Health Care and Education Reconciliation Act signed into law in March 2010.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2010 during the first six months of 2011.
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
As the Company disclosed in its current report on Form 8-K filed on May 23, 2011, the Company received on May 20, 2011 Notices of Proposed Adjustment from the IRS challenging the ESOP related federal income tax deductions claimed by the Company and proposing substantial excise taxes and penalties. The amount of federal income tax deductions challenged by the IRS with respect to the Leveraged ESOP Transactions for the years under audit is $418.7 million; the corresponding federal tax savings realized by the Company was $146.5 million. Deductions consistent with the IRS challenge were claimed and federal income tax savings were realized in years subsequent to the audit periods in the amounts of $99.2 million and $34.7 million, respectively, related to the Leveraged ESOP Transactions. The Company believes that the IRS’s proposed adjustments are incorrect, intends to vigorously defend its positions and is examining various procedural alternatives for resolution of this matter. Given the nature of these procedures, the Company is unable to predict with certainty the ultimate outcome or whether it will be required to make material payments of tax, interest and penalties to the IRS. During the IRS’s examination of the transactions, it requested the Department of Labor to also review the transactions. Following the Department of Labor’s initial examination, it is coordinating its response with the IRS. The Company has retained counsel to assist with the audit process and to respond to any claims or assessments the IRS or Department of Labor issues. No accrual has been made for any contingency related to the Leveraged ESOP Transactions.
As of June 30, 2011, the Company is subject to non-U.S. income tax examinations for the tax years of 2004 through 2010. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2010.

NOTE 12—NET INCOME PER COMMON SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars except per share data)	2011	2010	2011	2010
Basic
Average common shares outstanding	104,676,477	107,686,335	104,833,745	107,822,967

Net income	$179,115	$181,706	$247,431	$214,309
Less net income allocated to unvested restricted shares	(2,039)	(1,983)	(2,709)	(2,186)

Net income allocated to common shares	$177,076	$179,723	$244,722	$212,123

Basic net income per common share	$1.69	$1.67	$2.33	$1.97

Diluted
Average common shares outstanding	104,676,477	107,686,335	104,833,745	107,822,967
Stock options and other contingently issuable shares (1)	2,199,984	2,146,317	2,270,280	1,637,652

Average common shares outstanding assuming dilution	106,876,461	109,832,652	107,104,025	109,460,619

Net income	$179,115	$181,706	$247,431	$214,309
Less net income allocated to unvested restricted shares assuming dilution	(2,004)	(1,950)	(2,666)	(2,154)

Net income allocated to common shares assuming dilution	$177,111	$179,756	$244,765	$212,155

Diluted net income per common share	$1.66	$1.64	$2.29	$1.94

(1)	Stock options and other contingently issuable shares excludes 0.1 million shares for the six months ended June 30, 2011 and June 30, 2010 due to their anti-dilutive effect. There were 0.1 million shares excluded due to their anti-dilutive effect for the three months ended June 30, 2011 and none for the three months ended June 30, 2010.
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

(Thousands of dollars)
	Three Months Ended June 30, 2011
				Global Finishes
	Paint Stores Group	Consumer Group		Group	Administrative	Consolidated Totals
Net external sales	$1,299,047	$375,634		$678,871	$1,199	$2,354,751
Intersegment transfers		576,422		6,621	(583,043)

Total net sales and intersegment transfers	$1,299,047	$952,056		$685,492	$(581,844)	$2,354,751

Segment profit	$206,631	$61,371	*	$46,070		$314,072
Interest expense					$(11,747)	(11,747)
Administrative expenses and other					(45,309)	(45,309)

Income before income taxes	$206,631	$61,371		$46,070	$(57,056)	$257,016

	Three Months Ended June 30, 2010
				Global Finishes
	Paint Stores Group	Consumer Group		Group	Administrative	Consolidated Totals
Net external sales	$1,244,979	$410,216		$486,547	$1,322	$2,143,064
Intersegment transfers		515,886		4,542	(520,428)

Total net sales and intersegment transfers	$1,244,979	$926,102		$491,089	$(519,106)	$2,143,064

Segment profit	$211,959	$80,694	*	$39,954		$332,607
Interest expense					$(26,340)	(26,340)
Administrative expenses and other					(47,019)	(47,019)

Income before income taxes	$211,959	$80,694		$39,954	$(73,359)	$259,248

*	Segment profit includes $6,861 and $6,402 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the second quarter of 2011 and 2010, respectively.

	Six Months Ended June 30, 2011
				Global Finishes
	Paint Stores Group	Consumer Group		Group	Administrative	Consolidated Totals
Net external sales	$2,228,314	$670,564		$1,309,037	$2,422	$4,210,337
Intersegment transfers		994,570		12,492	(1,007,062)

Total net sales and intersegment transfers	$2,228,314	$1,665,134		$1,321,529	$(1,004,640)	$4,210,337

Segment profit	$275,488	$102,462	**	$82,880		$460,830
Interest expense					$(22,422)	(22,422)
Administrative expenses and other					(86,679)	(86,679)

Income before income taxes	$275,488	$102,462		$82,880	$(109,101)	$351,729

	Six Months Ended June 30, 2010
				Global Finishes
	Paint Stores Group	Consumer Group		Group	Administrative	Consolidated Totals
Net external sales	$2,095,892	$702,365		$907,646	$2,643	$3,708,546
Intersegment transfers		869,722		8,999	(878,721)

Total net sales and intersegment transfers	$2,095,892	$1,572,087		$916,645	$(876,078)	$3,708,546

Segment profit	$259,715	$118,159	**	$62,956		$440,830
Interest expense					$(37,909)	(37,909)
Administrative expenses and other					(84,214)	(84,214)

Income before income taxes	$259,715	$118,159		$62,956	$(122,123)	$318,707

**	Segment profit includes $11,809 and $10,421 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first six months of 2011 and 2010, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $507.1 million and $34.4 million, respectively, for the second quarter of 2011, and $337.4 million and $24.0 million, respectively, for the second quarter of 2010. Net external sales and segment profit of these subsidiaries were $977.1 million and $61.8 million, respectively, for the first six months of 2011, and $619.1 million and $48.2 million, respectively, for the first six months of 2010. Long-lived assets of these subsidiaries totaled $671.1 million and $271.4 million at June 30, 2011 and June 30, 2010, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
Effective July 1, 2011, the Company acquired Leighs Paints. Headquartered in Bolton, United Kingdom, Leighs Paints is one of the leading industrial fire protection coatings manufacturers in the world, with a growing global platform driven by technology innovation and quality products. The acquisition will strengthen the Global Finishes Group’s growing global platform.
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

(Thousands of dollars except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$2,354,751	$2,237,528	$4,211,127	$3,932,805
Net income	179,115	185,761	247,562	220,653

Net income per common share:
Basic	$1.69	$1.71	$2.34	$2.03
Diluted	$1.66	$1.67	$2.29	$2.00
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

(Thousands of dollars)		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$18,798	$16,032	$2,766

Total assets at fair value	$18,798	$16,032	$2,766

Liabilities:
Deferred compensation plan liability (2)	$22,691	$22,691

Total liabilities at fair value	$22,691	$22,691

(1)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $18,639.

(2)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.
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

(Thousands of dollars)
	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Publicly traded debt	$632,400	$676,031	$686,990	$740,514
Non-traded debt	21,362	20,309	22,094	21,094
On July 8, 2011, the Company entered into a new five-year $1.050 billion credit agreement, which replaces the existing three-year $500.0 million credit agreement. The new credit agreement may be used for general corporate purposes, including financing working capital requirements and supporting commercial paper borrowings.
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
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $215.8 million and $111.3 million at June 30, 2011 and 2010, respectively. The liability for estimated future capital contributions to the investments was $190.0 million and $69.7 million at June 30, 2011 and 2010, respectively.

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
The Company’s financial condition, liquidity and cash flow remained stable through the first six months of 2011 in spite of soft domestic demand, increased global raw material costs and continued tight credit markets. Net working capital decreased $58.0 million at June 30, 2011 compared to the end of the second quarter of 2010 due to a significant increase in current liabilities partially offset by a significant increase in current assets. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash decreased $128.3 million in six months of 2011 to a cash source of $108.2 million from a cash source of $236.5 million in 2010. In the twelve month period from July 1, 2010 through June 30, 2011, the Company generated net operating cash of $578.3 million.
Consolidated net sales increased 9.9 percent in the second quarter to $2.355 billion from $2.143 billion in the second quarter of 2010, and increased 13.5 percent in the first six months of 2011 to $4.210 billion from $3.709 billion in the first six months of 2010 due primarily to selling price increases, acquisitions and strong organic sales growth by the Global Finishes Group. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter to 43.4 percent from 45.4 percent in 2010 and decreased to 43.2 percent from 44.9 percent in the first six months due primarily to rising raw material costs and acquisitions partially offset by selling price increases. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 32.1 percent from 32.3 percent in the second quarter of 2010 and decreased to 34.4 percent from 35.2 percent in the first six months due primarily to good expense control across all Reportable Operating Segments. Interest expense decreased $14.6 million in the second quarter and decreased $15.5 million in the first six months of 2011 due primarily to costs related to the repurchase of a portion of the Company’s 7.45% debentures completed in the second quarter 2010. The effective income tax rate for second quarter 2011 was 30.3 percent compared to 29.9 percent in 2010, and the rate for the first six months of 2011 was 29.7 percent compared to 32.8 percent in 2010, including a one-time increase in income tax expense of $11.4 million relating to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) passed by Congress in March 2010. Diluted net income per common share increased to $1.66 per share for the second quarter of 2011 from $1.64 per share a year ago, including a charge of $.08 per share relating to repurchase of debentures, and increased to $2.29 per share from $1.94 per share in the first six months, including charges aggregating $.18 per share related to the repurchasing of debentures and the Acts.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained stable through the first six months of 2011 in spite of soft domestic demand, increased global raw material costs and continued tight credit markets. Net working capital decreased $58.0 million at June 30, 2011 compared to the end of the second quarter of 2010 due to a significant increase in current liabilities partially offset by a significant increase in current assets. Inventories increased $273.2 million and accounts receivable increased $197.5 million. All other current assets increased $27.6 million. Short-term borrowings increased $371.6 million and accounts payable increased

$138.2 million from June 30, 2010. All other current liabilities increased $46.5 million. Excluding short-term borrowings, net working capital increases were impacted by increased sales, higher raw material costs, foreign currency exchange rate changes, and acquisitions. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first six months of 2011, short-term borrowings increased $182.5 million and accounts payable increased $109.7 million from December 31, 2010 due to the seasonal increase in need for working capital and higher raw material costs, and all other current liabilities increased $33.7 million. Since June 30, 2010, accounts receivable and inventories increased $470.7 million due primarily to acquisitions and increased sales and raw material costs. The remaining current assets increased $27.6 million. Accounts receivable and inventories increased $416.5 million from December 31, 2010 to June 30, 2011 when normal seasonal trends typically require significant growth in these categories. The Company’s current ratio was 1.10 at June 30, 2011 compared to 1.17 at June 30, 2010 and 1.07 at December 31, 2010. Total debt at June 30, 2011 increased $316.3 million to $1.225 billion from $908.6 million at June 30, 2010 and increased as a percentage of total capitalization to 41.2 percent from 37.2 percent at the end of the second quarter last year. Total debt increased $180.1 million and increased from 39.4 percent of total capitalization at December 31, 2010. At June 30, 2011, the Company had remaining borrowing ability of $750.3 million. Net operating cash decreased $128.3 million in six months of 2011 to a cash source of $108.2 million from a cash source of $236.5 million in 2010 primarily due to an increase in cash used to fund the seasonal increase in net working capital requirements resulting from acquisitions and higher sales partially offset by an increase in net income of $33.1 million. In the twelve month period from July 1, 2010 through June 30, 2011, the Company generated net operating cash of $578.3 million and increased total debt $316.3 million used to invest $146.6 million in capital additions and improvements and $251.7 million in acquisitions, purchase $332.9 million in treasury stock and pay $155.5 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $13.0 million during the first six months of 2011. Cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $68.9 million, acquisitions of $2.6 million, payments made on long-term debt of $33.4 million, payments of cash dividends of $77.8 million and treasury stock purchases of $132.7 million were funded primarily by net cash from operations and net increase in short-term borrowings of $182.5 million. At June 30, 2011, the Company’s current ratio was 1.10 compared to 1.07 at December 31, 2010 and 1.17 a year ago. The increase in the current ratio was primarily due to the increase in accounts receivable and inventories more than offsetting increases in accounts payable and short-term borrowings since year-end. The decrease from a year ago was due primarily to the year-over-year increase in short-term borrowings and accounts payable more than offsetting increases in accounts receivable and inventories.
Goodwill and intangible assets increased $10.5 million from December 31, 2010 and increased $145.1 million from June 30, 2010. The net increase during the first six months of 2011 was due primarily to foreign currency translation of $14.8 million, capitalization of software of $7.7 million and acquisitions of $1.1 million partially offset by amortization of $13.1 million. The net increase over the twelve-month period from June 30, 2010 resulted from acquisitions of $131.1 million, foreign currency translation of $35.8 million, and capitalization of software of $17.6 million partially offset by amortization of $34.9 million and impairments of $4.5 million. See Note 5, on pages 51 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $4.8 million during the first six months of 2011 and increased $4.2 million from June 30, 2010. The increases during the first six months and the last twelve months were due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s benefit plan assets.
Other assets at June 30, 2011 increased $18.6 million in the first six months of 2011 and $115.2 million from a year ago due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments during both time periods.
Net property, plant and equipment increased $6.2 million in the first six months of 2011 and increased $130.8 million in the twelve months since June 30, 2010. The increase in the first six months was primarily due to capital expenditures of $68.9 million and acquisitions of $1.2 million partially offset by depreciation expense of $74.8 million and changes in currency translation rates. Since June 30, 2010, capital expenditures of $146.6 million and acquisitions of $116.1 million were partially offset by depreciation expense of $148.9 million, dispositions of assets with remaining net book value of $13.8 million, and changes in currency translation rates. Capital expenditures during the first six months of 2011 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $371.0 million at an average rate of 0.19 percent at June 30, 2011. There were no borrowings under certain other short-term revolving and letter of credit agreements at June 30, 2011. Short-term borrowings outstanding under various foreign programs at June 30, 2011 were $200.1 million with a weighted average interest rate of 3.7 percent. The Company had unused capacity of $129.0 million at June 30, 2011 under the commercial paper program that is backed by the Company’s revolving credit agreement. The Company also has an additional $500.0 million in capacity under the existing revolving and letter of credit facilities. There were no significant changes in long-term debt during the first six months of 2011. However, the Company entered into a new five-year $1.05 billion credit agreement on July 8, 2011, which replaces the existing three-year $500.0 million credit agreement. The new credit agreement may be used for general corporate purposes, including financial working capital requirements and supporting commercial paper borrowings. See Note 8, on pages 62 through 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s debt.

Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2010 and increased $12.1 million from June 30, 2010. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at June 30, 2011 increased $4.5 million in the first six months of 2011, due primarily to an increase of $9.1 million in non-current and deferred tax liabilities, and increased $165.1 million from a year ago. The increase of $165.1 million from a year ago was due primarily to an increase in long-term commitments related to the affordable housing and historic renovation real estate properties of $103.1 million and an increase in non-current and deferred tax liabilities of $71.0 million partially offset by a reduction in long-term accruals for extended environmental-related liabilities of $5.3 million. See Note 1, on pages 46 to 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s Non-traded investments.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2011. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2011.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2011 and 2010, the Company had accruals for environmental-related activities of $147.5 million and $157.5 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $100.5 million higher than the accruals at June 30, 2011.
Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2011. At June 30, 2011, $108.9 million, or 73.8 percent, related directly to these four sites. Of the aggregate unaccrued exposure at June 30, 2011, $70.5 million, or 70.1 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2010.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $182.5 million to $571.1 million at June 30, 2011 from $388.6 million at December 31, 2010. Total long-term debt decreased $2.4 million to $653.8 million at June 30, 2011 from $656.2 million at December 31, 2010 and $709.1 million at June 30, 2010. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter or first six months of 2011 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Changes to the Company’s accrual for product warranty claims in the first six months of 2011 are disclosed in Note 5.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. The Company has not accrued any amounts for such litigation. With respect to such litigation, including the public nuisance litigation, the Company does not believe that it is probable that a loss has occurred, and it is not possible to estimate the range of potential losses as there is no prior history of a loss of this nature and there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs’ asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions.
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
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to primarily determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, is currently stayed. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.

Shareholders’ Equity
Shareholders’ equity increased $137.4 million to $1.747 billion at June 30, 2011 from $1.609 billion at December 31, 2010 and increased $215.6 million from $1.531 billion at June 30, 2010. Effective March 31, 2011, the Company retired all of its 125.4 million common stock shares held in treasury, which resulted in decreases in treasury stock, common stock and retained earnings of $4.5 billion, $0.1 billion and $4.4 billion, respectively. The increase in Shareholders’ equity for the first six months of 2011 resulted primarily from net income of $247.4 million, increased other capital of $66.5 million resulting primarily from stock option exercises and a decrease in Cumulative other comprehensive loss of $33.2 million partially offset by the purchase of treasury stock of $132.7 million and cash dividends paid on common stock of $77.8 million. Purchases of treasury stock for $332.9 million since June 30, 2010 more than offset an increase in other capital of $128.2 million and a decrease in Cumulative other comprehensive loss of $78.8 million in twelve months due primarily to favorable foreign currency translation effects. During the first six months of 2011, the Company purchased 1.60 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 4.25 million shares of its common stock since June 30, 2010 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2011 to purchase 4.15 million shares of its common stock. At a meeting held on July 20, 2011, the Board of Directors increased the quarterly cash dividend from $.360 per common share to $.365 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2011, would result in an annual dividend for 2011 of $1.46 per common share or a 34.7 percent payout of 2010 diluted net income per common share.
Cash Flow
Net operating cash decreased $128.3 million in the first six months of 2011 to a cash source of $108.2 million from a cash source of $236.5 million in 2010 primarily due to an increase in cash requirements to fund increased sales and the seasonal increase in net working capital requirements partially offset by increased net income of $33.1 million and a decrease in costs incurred for environmental-related matters and qualified exit costs of $15.2 million. In the twelve month period from July 1, 2010 through June 30, 2011, the Company generated net operating cash of $578.3 million and invested $146.6 million in capital additions and improvements and $251.7 million in acquisitions of businesses, purchased $332.9 million in treasury stock and paid $155.5 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first six months of 2011, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2011, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the second quarter and first six months:

(thousands of dollars)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Sales:
Paint Stores Group	$1,299,047	$1,244,979	4.3%	$2,228,314	$2,095,892	6.3%
Consumer Group	375,634	410,216	-8.4%	670,564	702,365	-4.5%
Global Finishes Group	678,871	486,547	39.5%	1,309,037	907,646	44.2%
Administrative	1,199	1,322	-9.3%	2,422	2,643	-8.4%

Total	$2,354,751	$2,143,064	9.9%	$4,210,337	$3,708,546	13.5%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Income Before Income Taxes:
Paint Stores Group	$206,631	$211,959	-2.5%	$275,488	$259,715	6.1%
Consumer Group	61,371	80,694	-23.9%	102,462	118,159	-13.3%
Global Finishes Group	46,070	39,954	15.3%	82,880	62,956	31.6%
Administrative	(57,056)	(73,359)	-22.2%	(109,101)	(122,123)	-10.7%

Total	$257,016	$259,248	-0.9%	$351,729	$318,707	10.4%

Consolidated net sales increased in the second quarter and increased in the first six months of 2011 due primarily to selling price increases, acquisitions, and strong organic sales growth by the Global Finishes Group.
Net sales of all consolidated foreign subsidiaries were up 50.3 percent to $507.1 million in the quarter and up 57.8 percent to $977.1 million in the first six months versus $337.4 million and

$619.1 million in the same periods last year. The increases in net sales for all consolidated foreign subsidiaries in the quarter and first six months were due primarily to acquisitions, which increased net sales 32.5 percent in the quarter and 40.3 percent in the first six months, and a 7.5 percent positive impact of foreign currency translation rate changes in the quarter and a 6.7 percent positive impact in the first six months. Net sales of all operations other than consolidated foreign subsidiaries were up 2.3 percent to $1.85 billion in the quarter and up 4.7 percent to $3.23 billion in the first six months as compared to $1.81 billion and $3.09 billion in the same periods last year.
Net sales in the Paint Stores Group increased due primarily to selling price increases and improving domestic architectural sales to do-it-yourself and residential repaint customers for both periods. Net sales from stores open for more than twelve calendar months increased 4.0 percent in the quarter and increased 6.0 percent in the first six months over last year’s comparable periods. Total paint sales volume percentage decreases were in the middle to low single digits for the quarter and first six months as compared to the second quarter and first six months last year. Sales of non-paint products increased by 4.0 percent over last year’s second quarter and increased by 5.4 percent over last year’s first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group decreases in the second quarter and first six months were primarily due to the elimination of a portion of a paint program with a large retail customer partially offset by selling price increases. Net sales in the Global Finishes Group stated in U.S. dollars increased in the second quarter and first six months primarily due to acquisitions, selling price increases, higher paint sales volume, and favorable currency translation rate changes. Acquisitions increased sales by 22.5 percent and 27.5 percent for the second quarter and first six months, respectively. Currency translation rate changes increased sales 5.9 percent in the quarter and 4.8 percent in the first six months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in the second quarter and first six months.
Consolidated gross profit increased $50.9 million in the second quarter and $156.3 million in the first six months of 2011 compared to the same periods in 2010. As a percent of sales, consolidated gross profit decreased to 43.4 percent in the quarter from 45.4 percent in the second quarter of 2010 and decreased to 43.2 percent in the first six months of 2011 from 44.9 percent last year. The dollar increase for both periods was primarily due to selling price increases and 2010 acquisitions partially offset by lower overall paint sales volume. The decrease as a percent to sales for both periods were due primarily to increasing raw material costs and the impact of 2010 acquisitions partially offset by selling price increases.
The Paint Stores Group’s gross profit was higher than last year in the second quarter by $9.3 million and higher than last year in the first six months by $58.2 million due to higher selling prices partially offset by increasing raw material costs and lower paint sales volume. The Paint Stores Group’s gross profit margins in the quarter and first six months were lower compared to the same periods last year by 1.4 percent and 0.5 percent, respectively. The Consumer Group’s gross profit decreased from last year by $19.0 million in the quarter and decreased $15.9 million in the first six months from last year due primarily to increasing raw material costs and lower paint sales volume partially offset by selling price increases for both comparable periods. Rising raw material costs only partially offset by selling price increases caused the Consumer Group’s gross profit margins to decline 1.7 percent of sales for the second quarter and decline 0.7 percent of sales for the first six months compared to the comparable periods last year. The Global Finishes Group’s gross profit increased $57.0 million in the second quarter and increased $114.2 million in the first six months compared to the same periods last year, when stated in U.S. dollars, due primarily to acquisitions, selling price increases, increased paint sales volume and favorable currency translation rate changes. The Global Finishes Group’s gross profit margins were down 1.7 percent of sales in the quarter and down 2.4 percent of sales for the first six months compared to last year due to rising raw material costs and the impact of acquisitions partially offset by selling price increases. The Administrative segment’s gross profit increased by an insignificant amount in the second quarter and decreased by an insignificant amount in the first six months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $64.3 million in the second quarter and increased $142.6 million in the first six months of 2011 versus last year due primarily to acquisitions, net new store openings, and the impact of currency translation rate changes. As a percent of sales, consolidated SG&A decreased to 32.1 percent in the quarter and decreased to 34.4 percent in the first six months from 32.3 percent in the second quarter and 35.2 percent in the first six months of 2010 due to higher sales.
The Paint Stores Group’s SG&A increased $14.6 million in the second quarter and increased $43.2 million in the first six months due primarily to net new store openings and general comparable store expenses to maintain customer service. The Consumer Group’s SG&A was essentially flat for the second quarter and first six months of 2011 compared to the same periods last year. The Global Finishes Group’s SG&A increased $40.5 million in the quarter and increased $87.4 million in the first six months relating primarily to acquisitions, higher sales volume, and currency translation rate changes. The Administrative segment’s SG&A increased by $9.3 million in the second quarter and increased by $11.7 million in the first six months due primarily to an increase in stock-based compensation expense for both comparable periods and information systems costs to integrate the 2010 acquisitions.
Other general expense — net decreased $5.8 million in the second quarter and decreased by $6.6 million in the first six months. The decrease in the quarter was primarily due to a $2.7 million loss on disposal of assets and provision for environmental-related matters of $2.8 million for 2010 compared to a $0.7 million reduction in the provision in 2011 for environmental-related matters all in the Administrative segment. The decrease in the first six months was primarily due to a gain on the sale of assets of $4.4 million in 2011 compared to a loss on disposal of assets of $2.9 million in 2010 primarily in the Administrative segment.
Interest expense, included in the Administrative segment, decreased $14.6 million and $15.5 million in the second quarter and first six months, respectively, due primarily to the write-off of origination costs related to the repurchase of a portion of the Company’s 7.45% debentures in 2010.

Other income — net decreased $9.5 million in the second quarter and decreased $2.7 million in the first six months. The decrease in the quarter was primarily due to foreign currency related gains in 2010 of $8.4 million and losses in 2011 of $1.6 million impacting the Global Finishes and Consumer Groups.
Consolidated income before income taxes decreased $2.2 million in the second quarter due to lower segment profits of the Paint Stores and Consumer Groups partially offset by higher profit in the Global Finishes Group and lower Administrative segment expenses. Consolidated income before income taxes increased $33.0 million in the first six months of 2011 due primarily to the higher segment profits of the Paint Stores and Global Finishes Groups and lower Administrative segment expenses partially offset by a decrease in the Consumer Group segment profit.
The effective income tax rate of 30.3 percent for the second quarter of 2011 was slightly higher than the 29.9 percent effective income tax rate for the second quarter of 2010. The effective income tax rate of 29.7 percent for the first six months of 2011 was lower than the 32.8 effective tax income tax rate for the first six months of 2010 as a result of a one-time increase in income tax expense of $11.4 million due to the Acts.
Net income for the quarter decreased $2.6 million to $179.1 million from $181.7 million in the second quarter of 2010 and increased $33.1 million to $247.4 million from $214.3 million in the first six months of 2010. Diluted net income per common share increased 1.2 percent from $1.64 per share in the second quarter of 2010, which included a charge of $.08 per share related to repurchase of debt, to $1.66 per share in the second quarter of 2011. Diluted net income per common share increased 18.0 percent from $1.94 in the first six months of 2010, which included charges aggregating $.18 per share related to repurchase of debt and the Acts, to $2.29 in the first six months of 2011.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(thousands of dollars)
Net income	$179,115	$181,706	$247,431	$214,309
Interest expense	11,747	26,340	22,422	37,909
Income taxes	77,901	77,542	104,298	104,398
Depreciation	37,475	33,103	74,807	66,206
Amortization	6,733	6,459	13,127	13,206

EBITDA	$312,971	$325,150	$462,085	$436,028

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
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include such things as: (a) the duration and severity of the current negative global economic and financial conditions; (b) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (c) competitive factors, including pricing pressures and product innovation and quality; (d) changes in raw material and energy supplies and pricing; (e) changes in the Company’s relationships with customers and suppliers; (f) the Company’s ability to attain cost savings from productivity initiatives; (g) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, including the recent acquisitions of Becker Acroma Industrial Wood Coatings, Sayerlack Industrial Wood Coatings, Pinturas Condor and Leighs Paints, as well as the performance of the businesses acquired; (h) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (i) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (j) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Europe, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (k) the achievement of growth in foreign markets, such as Asia, Europe, Mexico and South America; (l) increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment; (m) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (n) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (o) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (p) unusual weather conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

			Number of Shares	Number of Shares
			Purchased as Part	That May Yet Be
	Total Number of	Average Price Paid	of a Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Plan	Plan
April 1 — April 30
Share repurchase program				4,650,000

May 1 — May 31
Share repurchase program (1)	216,800	$85.16	216,800	4,433,200

June 1 — June 30
Share repurchase program (1)	283,200	$82.05	283,200	4,150,000

Total
Share repurchase program (1)	500,000	$83.40	500,000	4,150,000

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock and rescinded the previous authorization limit. The Company had remaining authorization at June 30, 2011 to purchase 4,150,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

Item 5. Other Information.
During the fiscal quarter ended June 30, 2011, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services and tax compliance.

Item 6. Exhibits.

4	Credit Agreement, dated as of July 8, 2011, among the Company, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 8, 2011, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY
July 27, 2011	By:	/s/ A.J. Mistysyn
A.J. Mistysyn
Vice President-Corporate Controller

July 27, 2011	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
4	Credit Agreement, dated as of July 8, 2011, among the Company, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 8, 2011, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document