Form 10-Q
period 2011-09-30
SHERWIN WILLIAMS CO
filed 2011-10-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $1.00 Par Value — 103,760,672 shares as of September 30, 2011.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 5. Other Information	49
Item 6. Exhibits	50

SIGNATURES	51
INDEX TO EXHIBITS	52
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$2,484,920	$2,172,259	$6,695,257	$5,880,805
Cost of goods sold	1,446,621	1,200,674	3,836,795	3,245,359
Gross profit	1,038,299	971,585	2,858,462	2,635,446
Percent to net sales	41.8%	44.7%	42.7%	44.8%
Selling, general and administrative expenses	760,179	703,672	2,206,857	2,007,762
Percent to net sales	30.6%	32.4%	33.0%	34.1%
Other general expense (income) — net	1,600	(817)	2,074	6,214
Interest expense	10,452	11,310	32,874	49,219
Interest and net investment income	(840)	(1,008)	(1,971)	(2,127)
Other expense — net	6,632	3,049	6,623	292

Income before income taxes	260,276	255,379	612,005	574,086
Income taxes	80,399	80,121	184,697	184,519

Net income	$179,877	$175,258	$427,308	$389,567

Net income per common share:
Basic	$1.74	$1.63	$4.06	$3.59

Diluted	$1.71	$1.60	$3.98	$3.53

Average shares outstanding — basic	102,151,164	106,454,042	103,939,552	107,366,658

Average shares and equivalents outstanding — diluted	104,123,272	108,397,737	106,161,544	109,095,936

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30,	December 31,	September 30,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$46,026	$58,585	$64,948
Accounts receivable, less allowance	1,173,581	916,661	1,069,890
Inventories:
Finished goods	743,191	743,953	713,343
Work in process and raw materials	223,565	173,748	145,645

	966,756	917,701	858,988
Deferred income taxes	127,090	127,348	121,438
Other current assets	195,940	193,427	209,838

Total current assets	2,509,393	2,213,722	2,325,102

Goodwill	1,106,654	1,102,458	1,085,703
Intangible assets	316,476	320,504	339,188
Deferred pension assets	264,293	248,333	250,679
Other assets	353,837	332,100	267,131

Property, plant and equipment:
Land	106,322	106,101	94,872
Buildings	671,188	668,506	662,150
Machinery and equipment	1,643,623	1,617,530	1,641,788
Construction in progress	46,019	34,038	26,840

	2,467,152	2,426,175	2,425,650
Less allowances for depreciation	1,527,666	1,474,057	1,512,770

	939,486	952,118	912,880

Total Assets	$5,490,139	$5,169,235	$5,180,683

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$517,499	$388,592	$354,556
Accounts payable	996,734	909,649	927,616
Compensation and taxes withheld	234,878	253,247	233,771
Accrued taxes	142,717	62,547	139,956
Current portion of long-term debt	10,084	7,875	6,314
Other accruals	452,817	442,030	462,888

Total current liabilities	2,354,729	2,063,940	2,125,101

Long-term debt	641,257	648,326	705,472
Postretirement benefits other than pensions	297,200	295,896	285,104
Other long-term liabilities	547,026	551,633	421,870

Shareholders’ equity:
Common stock — $1.00 par value:
103,760,672, 107,020,728 and 107,934,798 shares outstanding at September 30, 2011, December 31, 2010 and September 30, 2010, respectively	106,901	231,346	230,731
Preferred stock — convertible, no par value:
175,737, 216,753 and 216,753 shares outstanding at September 30, 2011, December 31, 2010 and September 30, 2010, respectively	175,737	216,753	216,753
Unearned ESOP compensation	(175,737)	(216,753)	(216,753)
Other capital	1,304,503	1,222,909	1,182,805
Retained earnings	779,509	4,824,489	4,790,309
Treasury stock, at cost	(237,752)	(4,390,983)	(4,268,545)
Cumulative other comprehensive loss	(317,859)	(278,321)	(292,164)

The Sherwin-Williams Company shareholders’ equity	1,635,302	1,609,440	1,643,136
Noncontrolling interest	14,625

Total shareholders’ equity	1,649,927	1,609,440	1,643,136

Total Liabilities and Shareholders’ Equity	$5,490,139	$5,169,235	$5,180,683

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30,	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$427,308	$389,567
Adjustments to reconcile net income to net operating cash:
Depreciation	112,807	100,673
Amortization of intangible assets	23,263	21,774
Stock-based compensation expense	31,775	28,498
Provisions for qualified exit costs	1,338	(57)
Provisions for environmental-related matters	7,344	6,696
Defined benefit pension plans net cost	11,848	13,408
Net increase in postretirement liability	2,047	1,638
Other	1,742	10,626
Change in working capital accounts — net	(142,813)	(66,376)
Costs incurred for environmental-related matters	(17,920)	(24,981)
Costs incurred for qualified exit costs	(5,090)	(9,887)
Other	(7,686)	6,031

Net operating cash	445,963	477,610

INVESTING ACTIVITIES
Capital expenditures	(96,883)	(76,116)
Acquisitions of businesses, net of cash acquired	(29,847)	(264,340)
Proceeds from sale of assets	12,198	4,834
Increase in other investments	(66,408)	(71,426)

Net investing cash	(180,940)	(407,048)

FINANCING ACTIVITIES
Net increase in short-term borrowings	128,326	324,661
Proceeds from long-term debt	28,908	2,386
Payments of long-term debt	(33,665)	(93,166)
Costs associated with repurchase of long-term debt		(22,192)
Payments of cash dividends	(115,651)	(117,686)
Proceeds from stock options exercised	41,503	72,382
Income tax effect of stock-based compensation exercises and vesting	9,538	15,046
Treasury stock purchased	(328,742)	(253,558)
Other	288	(4,815)

Net financing cash	(269,495)	(76,942)

Effect of exchange rate changes on cash	(8,087)	1,999

Net decrease in cash and cash equivalents	(12,559)	(4,381)
Cash and cash equivalents at beginning of year	58,585	69,329

Cash and cash equivalents at end of period	$46,026	$64,948

Income taxes paid	$102,815	$96,063
Interest paid	31,680	54,743
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Periods ended September 30, 2011 and 2010
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
There have been no significant changes in critical accounting policies since December 31, 2010. Accounting estimates were revised as necessary during the first nine months of 2011 based on new information and changes in facts and circumstances. Certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.
Effective July 1, 2011, the Company acquired a controlling interest in Leighs Paints with the option to acquire the remaining interest by December 31, 2011. The results of operations for Leighs Paints for this three month period are included in the consolidated results of operations of the Company while the amount attributable to the noncontrolling interest was not material and is not presented separately. The noncontrolling ownership interest in Leighs Paints is presented in the balance sheet as a separate component of equity. See Note 14.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became effective, resulting in the elimination of a tax deduction previously allowed for the Medicare Part D subsidy beginning in years after December 31, 2012. The Company recognized the deferred tax effects of the reduced deductibility of the subsidy during the first quarter of 2010. The resulting one-time increase in income taxes of $11.4 million reduced basic and diluted earnings per share for the first nine months of 2010 by $.11 and $.10, respectively. See Note 11.
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

The consolidated results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-8, which amends the Intangibles — Goodwill and Other Topic of the Accounting Standards Codification (ASC). The ASU gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the more likely than not conclusion is reached, the two-step impairment test must be performed. Otherwise, the two-step impairment test is not necessary. ASU No. 2011-8 is effective for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company will early adopt ASU No. 2011-8 and perform the optional qualitative assessment as part of its annual goodwill impairment test. The ASU is expected to reduce the number of reporting units for which the two-step impairment step must be performed, but it is not expected to affect the Company’s results of operations, financial condition or liquidity.
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
In May 2011, the FASB issued ASU No. 2011-4, which amends the Fair Value Measurements Topic of the ASC to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2011 and 2010 were $.365 per common share and $.360 per common share, respectively.

NOTE 4—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2011	2010	2011	2010
Net income	$179,877	$175,258	$427,308	$389,567
Foreign currency translation adjustments	(74,886)	28,554	(47,998)	13,868
Amortization of net prior service costs and net
actuarial losses, net of taxes (1)	2,408	2,385	9,093	9,877
Adjustments of marketable equity securities,
net of taxes (2)	(225)	880	(633)	1,545

Comprehensive income	$107,174	$207,077	$387,770	$414,857

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(3,055) and $(9,016) for the three and nine months ended September 30, 2011 and $(3,288) and $(6,912) for the three and nine months ended September 30, 2010.

(2)	The tax effect of adjustments of marketable equity securities was $144 and $404 for the three and nine months ended September 30, 2011 and $(563) and $(988) for the three and nine months ended September 30, 2010.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2011 and 2010, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2011	2010
Balance at January 1	$23,103	$22,214
Charges to expense	23,177	14,315
Settlements	(19,507)	(13,674)

Balance at September 30	$26,773	$22,855

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
In the nine months ended September 30, 2011, 3 stores in the Paint Stores Group, 2 manufacturing facilities in the Consumer Group and 5 branches in the Global Finishes Group were closed due to lower demand or redundancy. During the nine months ended September 30, 2011, amounts charged to SG&A and Cost of goods sold included qualified exit costs and severance costs of $1.1 million related to these closed facilities. Adjustments to prior provisions of $0.3 million related to Global Finishes Group facilities closed during 2009 were recorded in Other general expense — net in the nine months ended September 30, 2011.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2011 and for the nine-month period then ended:

(Thousands of dollars)
			Actual	Adjustments to
	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	September 30,
Exit Plan	2010	sold or SG&A	accrual	expense - net	2011
Consumer Group manufacturing facilities shutdown in 2011:
Severance and related costs		$311			$311

Global Finishes Group stores shutdown in 2011:
Severance and related costs		207	$(108)		99
Other qualified exit costs		597	(77)		520

Global Finishes Group stores shutdown in 2010:
Other qualified exit costs	$1,114		(138)		976

Paint Stores Group stores shutdown in 2010:
Other qualified exit costs	4			$(4)

Paint Stores Group stores shutdown in 2009:
Other qualified exit costs	2,022		(663)	(29)	1,330

Global Finishes Group manufacturing facility and branches shutdown in 2009:
Other qualified exit costs	1,820		(696)	262	1,386

Consumer Group manufacturing facilities shutdown in 2009:
Other qualified exit costs	721		(186)		535

Consumer Group manufacturing and distribution facilities shutdown in 2008:
Other qualified exit costs	242		(50)		192

Paint Stores Group manufacturing and distribution
facilities, administrative offices and stores shutdown in 2008:
Other qualified exit costs	3,058		(2,083)	(6)	969

Other qualified exit costs for facilities shutdown prior to 2008	7,066		(1,089)		5,977

Totals	$16,047	$1,115	$(5,090)	$223	$12,295

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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined		Foreign Defined		Postretirement Benefits
	Benefit Pension Plans		Benefit Pension Plans		Other than Pensions
(Thousands of dollars)	2011	2010	2011	2010	2011	2010
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$4,007	$4,226	$918	$501	$873	$883
Interest cost	4,707	4,507	1,061	1,040	3,895	4,017
Expected return on assets	(11,610)	(10,578)	(662)	(720)
Amortization of:
Prior service cost (credit)	408	416		8	(164)	(164)
Actuarial loss	4,876	4,735	215	347	626	326

Net periodic benefit cost	$2,388	$3,306	$1,532	$1,176	$5,230	$5,062

Nine Months Ended September 30:
Net periodic benefit cost:
Service cost	$12,021	$12,679	$2,814	$1,490	$2,621	$2,649
Interest cost	14,121	13,521	3,225	3,079	11,685	12,050
Expected return on assets	(34,831)	(31,733)	(2,008)	(2,130)
Amortization of:
Prior service cost (credit)	1,226	1,246		22	(492)	(492)
Actuarial loss	14,630	14,207	650	1,027	1,878	978

Net periodic benefit cost	$7,167	$9,920	$4,681	$3,488	$15,692	$15,185

Effective July 1, 2011, the Employee Stock Purchase and Savings Plan was amended to reinstate the Company match to 6% of eligible employee contributions.
Effective October 1, 2011, participation in The Sherwin-Williams Company Salaried Employees’ Pension Investment Plan, a defined benefit plan, was frozen for new hires. All newly hired U.S. non-collectively bargained employees will be eligible to participate in The Sherwin-Williams Company Salaried Employees’ Revised Pension Investment Plan.
For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2011, the unaccrued maximum of the estimated range of possible outcomes is $101.6 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2011 and 2010 were accruals for extended environmental-related activities of $82.2 million and $89.9 million, respectively. Estimated costs of current investigation and remediation activities of $60.1 million and $64.6 million are included in Other accruals at September 30, 2011 and 2010, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2011. At September 30, 2011, $101.1 million, or 71.0 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $101.6 million at September 30, 2011, $70.0 million, or 68.9 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
NOTE 10—OTHER
Other general expense (income) — net
Included in Other general expense (income) — net were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2011	2010	2011	2010
Provisions for environmental matters — net	$2,694	$1,974	$7,344	$6,696
(Gain) loss on disposition of assets	(1,094)	(2,643)	(5,493)	279
Adjustments to prior provisions for qualified exit costs		(148)	223	(761)

Other general expense (income) — net	$1,600	$(817)	$2,074	$6,214

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
Other expense — net
Included in Other expense — net were the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2011	2010	2011	2010
Dividend and royalty income	$(1,067)	$(1,913)	$(4,052)	$(4,406)
Net expense from financing activities	1,932	1,908	5,881	6,479
Foreign currency related losses	8,971	3,499	11,890	1,125
Other income	(5,877)	(2,424)	(14,213)	(7,348)
Other expense	2,673	1,979	7,117	4,442

Other expense — net	$6,632	$3,049	$6,623	$292

The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency related losses included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at September 30, 2011 and 2010. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at September 30, 2011 and 2010.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 30.9 percent and 30.2 percent for the third quarter and first nine months of 2011, respectively, and 31.4 percent and 32.1 percent for the third quarter and the first nine months of 2010, respectively. The decrease in the effective tax rate for the first nine months of 2011 compared to 2010 was primarily due to the impact of an $11.4 million Federal and State income tax charge in the first nine months of 2010 related to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act signed into law in March 2010.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2010 during the first nine months of 2011.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (IRS) has substantially completed the audit of the 2004, 2005, 2006 and 2007 tax years. The IRS commenced an examination of the Company’s U.S. income tax returns for the 2008 and 2009 tax years in the third quarter of 2011. At this time, the Company has determined that an insignificant payment is due for the 2006 and 2007 audit period.
The Company disclosed in its 2010 Annual Report on Form 10-K and in previous filings that the IRS was auditing the Company’s federal tax returns for the 2004 through 2007 years for income taxes and the 2003 through 2009 years for excise taxes. The IRS was auditing transactions related to the Company’s ESOP (the “Leveraged ESOP Transactions”). The Leveraged ESOP Transactions were implemented on August 27, 2003 and August 1, 2006. (See Note 12 of the Company’s 2010 Annual Report.) At various times, principal and interest on the debt related to the transactions was forgiven as a mechanism for funding Company contributions of elective deferrals and matching contributions to the ESOP. The Company claimed income tax deductions for the forgiven principal and interest on the debt along with dividends. The benefit of the tax deductions related to forgiven principal and interest was reflected in equity and did not flow through the provision for income taxes.
In October 2011, the Company reached a settlement of the IRS’ audit of the Company’s ESOP. The Company has fully resolved all IRS issues for the 2003 through 2009 tax years relating to the matters disclosed in the Company’s current report on Form 8-K dated May 20, 2011 challenging the ESOP related federal income tax deductions claimed by the Company and proposing substantial excise taxes and penalties. The settlement (including interest), which resolves all ESOP related tax issues, will result in an after-tax charge related to federal and state income taxes totaling approximately $75.0 million, or $.72 per diluted common share, and an additional reduction in Shareholders’ equity of approximately $51.2 million in the Company’s fourth quarter. The Department of Labor’s investigation of the Leveraged ESOP Transactions remains open.
As of September 30, 2011, the Company is subject to non-U.S. income tax examinations for the tax years of 2004 through 2010. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2010.

NOTE 12—NET INCOME PER COMMON SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2011	2010	2011	2010
Basic
Average common shares outstanding	102,151,164	106,454,042	103,939,552	107,366,658

Net income	$179,877	$175,258	$427,308	$389,567
Less net income allocated to unvested restricted shares	(2,102)	(1,930)	(4,810)	(4,116)

Net income allocated to common shares	$177,775	$173,328	$422,498	$385,451

Basic net income per common share	$1.74	$1.63	$4.06	$3.59

Diluted
Average common shares outstanding	102,151,164	106,454,042	103,939,552	107,366,658
Stock options and other contingently issuable shares (1)	1,972,108	1,943,695	2,221,992	1,729,278

Average common shares outstanding assuming dilution	104,123,272	108,397,737	106,161,544	109,095,936

Net income	$179,877	$175,258	$427,308	$389,567
Less net income allocated to unvested restricted shares assuming dilution	(2,070)	(1,901)	(4,736)	(4,055)

Net income allocated to common shares assuming dilution	$177,807	$173,357	$422,572	$385,512

Diluted net income per common share	$1.71	$1.60	$3.98	$3.53

(1)	Stock options and other contingently issuable shares excludes 0.1 million shares for the nine months ended September 30, 2011 and September 30, 2010 due to their anti-dilutive effect. There were 0.1 million shares excluded due to their anti-dilutive effect for the three months ended September 30, 2011 and none for the three months ended September 30, 2010.
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

	Three Months Ended September 30, 2011
				Global
	Paint Stores	Consumer		Finishes		Consolidated
(Thousands of dollars)	Group	Group		Group	Administrative	Totals
Net external sales	$1,417,765	$351,579		$714,351	$1,225	$2,484,920
Intersegment transfers		615,307		8,174	(623,481)

Total net sales and intersegment transfers	$1,417,765	$966,886		$722,525	$(622,256)	$2,484,920

Segment profit	$236,886	$41,023	*	$43,508		$321,417
Interest expense					$(10,452)	(10,452)
Administrative expenses and other					(50,689)	(50,689)

Income before income taxes	$236,886	$41,023		$43,508	$(61,141)	$260,276

	Three Months Ended September 30, 2010
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$1,286,063	$340,365		$544,548	$1,283	$2,172,259
Intersegment transfers		519,186		4,689	(523,875)

Total net sales and intersegment transfers	$1,286,063	$859,551		$549,237	$(522,592)	$2,172,259

Segment profit	$225,079	$59,699	*	$31,925		$316,703
Interest expense					$(11,310)	(11,310)
Administrative expenses and other					(50,014)	(50,014)

Income before income taxes	$225,079	$59,699		$31,925	$(61,324)	$255,379

*	Segment profit includes $6,446 and $6,787 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarter of 2011 and 2010, respectively.

	Nine Months Ended September 30, 2011
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$3,646,079	$1,022,143		$2,023,388	$3,647	$6,695,257
Intersegment transfers		1,609,877		20,666	(1,630,543)

Total net sales and intersegment transfers	$3,646,079	$2,632,020		$2,044,054	$(1,626,896)	$6,695,257

Segment profit	$512,374	$143,484	**	$126,388		$782,246
Interest expense					$(32,874)	(32,874)
Administrative expenses and other					(137,367)	(137,367)

Income before income taxes	$512,374	$143,484		$126,388	$(170,241)	$612,005

	Nine Months Ended September 30, 2010
				Global
	Paint Stores	Consumer		Finishes		Consolidated
	Group	Group		Group	Administrative	Totals
Net external sales	$3,381,955	$1,042,731		$1,452,194	$3,925	$5,880,805
Intersegment transfers		1,388,908		13,688	(1,402,596)

Total net sales and intersegment transfers	$3,381,955	$2,431,639		$1,465,882	$(1,398,671)	$5,880,805

Segment profit	$484,795	$177,859	**	$94,882		$757,536
Interest expense					$(49,219)	(49,219)
Administrative expenses and other					(134,231)	(134,231)

Income before income taxes	$484,795	$177,859		$94,882	$(183,450)	$574,086

**	Segment profit includes $18,255 and $17,208 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2011 and 2010, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $513.8 million and $22.0 million, respectively, for the third quarter of 2011, and $376.1 million and $29.5 million, respectively, for the third quarter of 2010. Net external sales and segment profit of these subsidiaries were $1.49 billion and $83.8 million, respectively, for the first nine months of 2011, and $995.2 million and $77.7 million, respectively, for the first nine months of 2010. Long-lived assets of these subsidiaries totaled $648.2 million and $632.4 million at September 30, 2011 and September 30, 2010, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
Effective July 1, 2011, the Company acquired a controlling interest in Leighs Paints with the option to acquire the remaining interest by December 31, 2011. Headquartered in Bolton, United Kingdom, Leighs Paints is one of the leading industrial fire protection coatings manufacturers in the world, with a growing global platform driven by technology innovation and quality products. The acquisition strengthens the Global Finishes Group’s growing global platform.
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
The following unaudited pro-forma summary presents consolidated financial information as if Leighs Paints, Pinturas Condor, Acroma and Sayerlack had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1,

2010 or of future results of operations of the combined companies under ownership and operation of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars except per share data)	2011	2010	2011	2010
Net sales	$2,484,920	$2,252,866	$6,727,098	$6,208,024
Net income	179,877	171,047	426,710	390,541

Net income per common share:
Basic	$1.74	$1.59	$4.06	$3.60
Diluted	$1.71	$1.56	$3.97	$3.54
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

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
(Thousands of dollars)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$18,607	$15,966	$2,641

Liabilities:
Deferred compensation plan liability (2)	$21,553	$21,553

(1)	The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $18,556.

(2)	The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.
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

	September 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
(Thousands of dollars)	Amount	Value	Amount	Value
Publicly traded debt	$632,412	$689,775	$691,493	$760,623
Non-traded debt	18,929	18,222	20,293	19,623
On July 8, 2011, the Company entered into a new five-year $1.050 billion credit agreement, which replaces the existing three-year $500.0 million credit agreement. The new credit agreement may be used for general corporate purposes, including financing working capital requirements and supporting commercial paper borrowings.
During the second quarter of 2010, the Company repurchased $84.9 million of its publicly traded 7.45% debentures due 2097. At September 30, 2010, call warrants with a cost of $8.9 million that carry rights to call another $51.6 million of the 7.45% debentures were recorded in Other current assets. These call warrants were designated as a fair value hedge under ASC 815 against changes in value related to the notional amount of $51.6 million of the 7.45% debentures. Gains or losses were recognized in earnings in the period of the change together with the offsetting gains or losses on the hedged item attributed to the risk being hedged. The objective of the hedge was to protect the related debentures against changes in redemption value due to changes in long-term interest rates and credit ratings. As of September 30, 2010, the fair value of the call warrants increased by $7.7 million, and the related debenture fair value liability increased by a similar amount. The balance sheet carrying values of the call warrants and the related debentures were adjusted to reflect these changes in value.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $219.3 million and $128.1 million at September 30, 2011 and 2010, respectively. The liability for estimated future capital contributions to the investments was $173.3 million and $74.7 million at September 30, 2011 and 2010, respectively.

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
The Company’s financial condition, liquidity and cash flow remained stable through the first nine months of 2011 in spite of continued soft domestic demand, rising global raw material costs, and tight credit markets. Net working capital decreased $45.3 million at September 30, 2011 compared to the end of the third quarter of 2010 due to a significant increase in current liabilities partially offset by a significant increase in current assets. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash decreased $31.6 million in nine months of 2011 to a cash source of $446.0 million from a cash source of $477.6 million in 2010. In the twelve month period from October 1, 2010 through September 30, 2011, the Company generated net operating cash of $674.9 million.
Consolidated net sales increased 14.4 percent in the third quarter to $2.485 billion from $2.172 billion in the third quarter of 2010, and increased 13.8 percent in the first nine months of 2011 to $6.695 billion from $5.881 billion in the first nine months of 2010 due primarily to selling price increases, acquisitions and strong organic sales growth by the Global Finishes Group. Consolidated gross profit as a percent of consolidated net sales decreased in the third quarter to 41.8 percent from 44.7 percent in 2010 and decreased to 42.7 percent from 44.8 percent in the first nine months due primarily to rising raw material costs and acquisitions partially offset by selling price increases. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 30.6 percent from 32.4 percent in the third quarter of 2010 and decreased to 33.0 percent from 34.1 percent in the first nine months due primarily to good expense control across all Reportable Operating Segments. Interest expense decreased $0.9 million in the third quarter and decreased $16.3 million in the first nine months of 2011 due primarily to costs related to the repurchase of a portion of the Company’s 7.45% debentures completed in the second quarter 2010. The effective income tax rate for third quarter 2011 was 30.9 percent compared to 31.4 percent in 2010, and the rate for the first nine months of 2011 was 30.2 percent compared to 32.1 percent in 2010, including a one-time increase in income tax expense of $11.4 million relating to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) passed by Congress in March 2010. Diluted net income per common share increased to $1.71 per share for the third quarter of 2011 from $1.60 per share a year ago and increased to $3.98 per share from $3.53 per share in the first nine months, including charges aggregating $.18 per share related to the repurchasing of debentures and the Acts.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained stable through the first nine months of 2011 in spite of continued soft domestic demand, rising global raw material costs, and tight credit markets. Net working capital decreased $45.3 million at September 30, 2011 compared to the end of the third quarter of 2010 due to a significant increase in current liabilities partially offset by a significant increase in current assets. Inventories increased $107.8 million and accounts receivable increased $103.7 million. All other current assets decreased $27.2 million. Short-term borrowings increased $162.9 million and accounts payable increased $69.1 million from September 30, 2010. All other current liabilities decreased $2.4 million.

Excluding short-term borrowings, net working capital increases were impacted by increased sales, higher raw material costs, foreign currency exchange rate changes, and acquisitions. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first nine months of 2011, short-term borrowings increased $128.9 million and accounts payable increased $87.1 million from December 31, 2010 primarily due to the seasonal increase in need for working capital and higher raw material costs, and all other current liabilities increased $74.8 million primarily due to timing of tax payments. Since September 30, 2010, accounts receivable and inventories increased $211.5 million due primarily to increased sales, higher raw material costs and acquisitions. The remaining current assets decreased $27.2 million. Accounts receivable and inventories increased $306.0 million from December 31, 2010 to September 30, 2011 when normal seasonal trends typically require significant growth in these categories. The Company’s current ratio was 1.07 at September 30, 2011 compared to 1.09 at September 30, 2010 and 1.07 at December 31, 2010. Total debt at September 30, 2011 increased $102.5 million to $1.169 billion from $1.066 billion at September 30, 2010 and increased as a percentage of total capitalization to 41.7 percent from 39.4 percent at the end of the third quarter last year. Total debt increased $124.0 million and increased from 39.4 percent of total capitalization at December 31, 2010. At September 30, 2011, the Company had remaining borrowing ability of $1.318 billion. Net operating cash decreased $31.6 million in nine months of 2011 to a cash source of $446.0 million from a cash source of $477.6 million in 2010 primarily due to an increase in cash used to fund the seasonal increase in net working capital requirements resulting from higher sales partially offset by an increase in net income of $37.7 million. In the twelve month period from October 1, 2010 through September 30, 2011, the Company generated net operating cash of $674.9 million and increased total debt $102.5 million used to invest $145.9 million in capital additions and improvements and $63.7 million in acquisitions, purchase $450.9 million in treasury stock and pay $154.4 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $12.6 million during the first nine months of 2011. Cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $96.9 million, acquisitions of $29.8 million, net payments made on long-term debt of $4.8 million, payments of cash dividends of $115.7 million and treasury stock purchases of $328.7 million were funded primarily by net cash from operations and net increase in short-term borrowings of $128.9 million. At September 30, 2011, the Company’s current ratio was 1.07 compared to 1.07 at December 31, 2010 and 1.09 a year ago. The decrease from a year ago was due primarily to the year-over-year increase in short-term borrowings and accounts payable more than offsetting increases in accounts receivable and inventories.
Goodwill and intangible assets increased $0.2 million from December 31, 2010 and decreased $1.8 million from September 30, 2010. The net increase during the first nine months of 2011 was due primarily to acquisitions of $25.2 million and capitalization of software of $9.4 million partially offset by amortization of $23.3 million and foreign currency translation of $11.1 million. The net decrease over the twelve-month period from September 30, 2010 resulted from amortization of $36.5 million and impairments of $4.5 million partially offset by acquisitions of

$22.1 million, capitalization of software of $11.9 million, and foreign currency translation of $5.1 million. See Note 5, on pages 51 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $16.0 million during the first nine months of 2011 and increased $13.6 million from September 30, 2010. The increases during the first nine months and the last twelve months were due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2011 increased $21.7 million in the first nine months of 2011 and $86.7 million from a year ago due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments during both time periods.
Net property, plant and equipment decreased $12.6 million in the first nine months of 2011 and increased $26.6 million in the twelve months since September 30, 2010. The decrease in the first nine months was primarily due to depreciation expense of $112.8 million, changes in currency translation rates, and sale or disposition of fixed assets partially offset by capital expenditures of $96.9 million and acquisitions of $17.3 million. Since September 30, 2010, capital expenditures of $145.9 million and acquisitions of $50.8 million were partially offset by depreciation expense of $152.5 million, dispositions or sale of assets with remaining net book value of $15.7 million, and changes in currency translation rates. Capital expenditures during the first nine months of 2011 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $362.7 million at an average rate of 0.22 percent at September 30, 2011. There were no borrowings under certain other short-term revolving and letter of credit agreements at September 30, 2011. Short-term borrowings outstanding under various foreign programs at September 30, 2011 were $154.8 million with a weighted average interest rate of 3.3 percent. The Company had unused capacity of $687.3 million at September 30, 2011 under the commercial paper program that is backed by the Company’s revolving credit agreement. The Company entered into a new five-year $1.05 billion credit agreement on July 8, 2011, which replaces the existing three-year $500.0 million credit agreement. The new credit agreement may be used for general corporate purposes, including financial working capital requirements and supporting commercial paper borrowings. See Note 8, on pages 62 through 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2010 and increased $12.1 million from September 30, 2010. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2011 decreased $4.6 million in the first nine months of 2011, due primarily to an increase of $12.4 million in non-current and deferred tax liabilities, and increased $125.2 million from a year ago. The increase of $125.2 million from a year ago was due primarily to an increase in long-term commitments related to the affordable housing and historic renovation real estate properties of $98.9 million and an increase in non-current and deferred tax liabilities of $45.2 million partially offset by a reduction in long-term accruals for extended environmental-related liabilities of $7.6 million. See Note 1, on pages 46 to 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s Non-traded investments.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2011. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2011.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2011 and 2010, the Company had accruals for environmental-related activities of $142.3 million and $154.5 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $101.6 million higher than the accruals at September 30, 2011.
Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2011. At September 30, 2011, $101.1 million, or 71.0 percent, related directly to these four sites. Of the aggregate unaccrued exposure at September 30, 2011, $70.0 million, or 68.9 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2010.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $128.9 million to $517.5 million at September 30, 2011 from $388.6 million at December 31, 2010. Total long-term debt decreased $4.9 million to $651.3 million at September 30, 2011 from $656.2 million at December 31, 2010 and $711.8 million at September 30, 2010. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter or first nine months of 2011 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2011 are disclosed in Note 5.
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

Shareholders’ Equity
Shareholders’ equity increased $40.5 million to $1.650 billion at September 30, 2011 from $1.609 billion at December 31, 2010 and increased $6.8 million from $1.643 billion at September 30, 2010. Effective March 31, 2011, the Company retired all of its 125.4 million common stock shares held in treasury, which resulted in decreases in treasury stock, common stock and retained earnings of $4.5 billion, $0.1 billion and $4.4 billion, respectively. The increase in Shareholders’ equity for the first nine months of 2011 resulted primarily from net income of $427.3 million, increased other capital of $81.6 million resulting primarily from stock option exercises, and minority interest of $14.6 million recorded in connection with the Leighs Paints acquisition completed on July 1, 2011. These increases in Shareholders’ equity were partially offset by the purchase of treasury stock of $328.7 million, cash dividends paid on common stock of $115.7 million and an increase in Cumulative other comprehensive loss of $39.5 million. Purchases of treasury stock for $450.9 million since September 30, 2010 and an increase in Cumulative other comprehensive loss of $25.7 million in twelve months, due primarily to unfavorable foreign currency translation effects, more than offset an increase in other capital of $121.7 million. During the first nine months of 2011, the Company purchased 4.24 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 5.77 million shares of its common stock since September 30, 2010 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2011 to purchase 1.51 million shares of its common stock. At a meeting held on October 19, 2011, the Board of Directors authorized the Company to purchase an additional 20 million shares of the Company’s stock for treasury purposes. In addition, the Board of Directors increased the quarterly cash dividend from $.360 per common share to $.365 per common share. This quarterly dividend will result in an annual dividend for 2011 of $1.46 per common share or a 34.7 percent payout of 2010 diluted net income per common share.
Cash Flow
Net operating cash decreased $31.6 million in the first nine months of 2011 to a cash source of $446.0 million from a cash source of $477.6 million in 2010 primarily due to an increase in cash requirements to fund increased sales and the seasonal increase in net working capital requirements partially offset by increased net income of $37.7 million and a decrease in costs incurred for environmental-related matters and qualified exit costs of $11.9 million. In the twelve month period from October 1, 2010 through September 30, 2011, the Company generated net operating cash of $674.9 million, increased total debt $102.9 million, invested $145.9 million in capital additions and improvements and $63.7 million in acquisitions of businesses, purchased $450.9 million in treasury stock and paid $154.4 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first nine months of 2011, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2011, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the third quarter and first nine months:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(thousands of dollars)	2011	2010	Change	2011	2010	Change
Net Sales:
Paint Stores Group	$1,417,765	$1,286,063	10.2%	$3,646,079	$3,381,955	7.8%
Consumer Group	351,579	340,365	3.3%	1,022,143	1,042,731	-2.0%
Global Finishes Group	714,351	544,548	31.2%	2,023,388	1,452,194	39.3%
Administrative	1,225	1,283	-4.5%	3,647	3,925	-7.1%

Total	$2,484,920	$2,172,259	14.4%	$6,695,257	$5,880,805	13.8%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Income Before Income Taxes:
Paint Stores Group	$236,886	$225,079	5.2%	$512,374	$484,795	5.7%
Consumer Group	41,023	59,699	-31.3%	143,484	177,859	-19.3%
Global Finishes Group	43,508	31,925	36.3%	126,388	94,882	33.2%
Administrative	(61,141)	(61,324)	-0.3%	(170,241)	(183,450)	-7.2%

Total	$260,276	$255,379	1.9%	$612,005	$574,086	6.6%

Consolidated net sales increased in the third quarter and increased in the first nine months of 2011 due primarily to selling price increases, acquisitions, and strong organic sales growth by the Global Finishes Group.
Net sales of all consolidated foreign subsidiaries were up 36.6 percent to $513.8 million in the quarter and up 49.8 percent to $1.49 billion in the first nine months versus $376.1 million and $995.2 million in the same periods last year. The increases in net sales for all consolidated foreign subsidiaries in the quarter and first nine months were due primarily to acquisitions, which increased net sales 23.6 percent in the quarter and 34.0 percent in the first nine months, and a 4.1 percent positive impact of foreign currency translation rate changes in the quarter and a 5.7 percent positive impact in the first nine months. Net sales of all operations other than consolidated foreign subsidiaries were up 9.7 percent to $1.97 billion in the quarter and up 6.5 percent to $5.20 billion in the first nine months as compared to $1.80 billion and $4.89 billion in the same periods last year.
Net sales in the Paint Stores Group increased due primarily to selling price increases and improving domestic architectural paint sales volume across most segments for both periods. Net sales from stores open for more than twelve calendar months increased 8.2 percent in the quarter and increased 6.8 percent in the first nine months over last year’s comparable periods. Total paint sales volume percentage increases were in the middle to low single digits for the quarter and nearly flat for the first nine months as compared to last year’s comparable periods. Sales of non-paint products increased by 8.6 percent over last year’s third quarter and increased by 6.6 percent over last year’s first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increases in the third quarter were due primarily to selling price increases partially offset by the elimination of a portion of a paint program with a large retail customer. Selling price increases in the first nine months only partially offset the elimination of a portion of a paint program with a large retail customer resulting in net sales decreases as compared to last year. Net sales in the Global Finishes Group stated in U.S. dollars increased in the third quarter and first nine months primarily due to acquisitions, selling price increases, higher paint sales volume, and favorable currency translation rate changes. Acquisitions increased sales by 16.3 percent and 23.3 percent for the third quarter and first nine months, respectively. Currency translation rate changes increased sales 3.2 percent in the quarter and 4.2 percent in the first nine months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in the third quarter and first nine months.
Consolidated gross profit increased $66.7 million in the third quarter and $223.0 million in the first nine months of 2011 compared to the same periods in 2010. As a percent of sales, consolidated gross profit decreased to 41.8 percent in the quarter from 44.7 percent in the third quarter of 2010 and decreased to 42.7 percent in the first nine months of 2011 from 44.8 percent last year. The dollar increase for both periods was primarily due to selling price increases and 2010 acquisitions partially offset by higher raw material costs. The decrease as a percent to sales for both periods were due primarily to increasing raw material costs and the impact of 2010 acquisitions partially offset by selling price increases.

The Paint Stores Group’s gross profit was higher than last year in the third quarter by $33.4 million and higher than last year in the first nine months by $91.6 million due to higher selling prices partially offset by increasing raw material costs. Increased paint sales volume also contributed to the dollar increase in the third quarter. The Paint Stores Group’s gross profit margins in the quarter and first nine months were lower compared to the same periods last year by 2.4 percent and 1.2 percent, respectively. The Consumer Group’s gross profit decreased from last year by $17.7 million in the quarter and decreased $33.6 million in the first nine months from last year due primarily to increasing raw material costs and lower paint sales volume partially offset by selling price increases for both comparable periods. Rising raw material costs only partially offset by selling price increases caused the Consumer Group’s gross profit margins to decline 6.2 percent of sales for the third quarter and decline 2.6 percent of sales for the first nine months compared to the comparable periods last year. The Global Finishes Group’s gross profit increased $44.8 million in the third quarter and increased $159.0 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, due primarily to acquisitions, selling price increases, increased paint sales volume and favorable currency translation rate changes. The Global Finishes Group’s gross profit margins were down 2.0 percent of sales in the quarter and down 2.2 percent of sales for the first nine months compared to last year due to rising raw material costs and the impact of acquisitions partially offset by selling price increases. The Administrative segment’s gross profit increased by an insignificant amount in the third quarter and first nine months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $56.5 million in the third quarter and increased $199.1 million in the first nine months of 2011 versus last year due primarily to acquisitions, net new store openings, and the impact of currency translation rate changes. As a percent of sales, consolidated SG&A decreased to 30.6 percent in the quarter and decreased to 33.0 percent in the first nine months from 32.4 percent in the third quarter and 34.1 percent in the first nine months of 2010 due to higher sales.
The Paint Stores Group’s SG&A increased $24.6 million in the third quarter and increased $67.8 million in the first nine months due primarily to net new store openings and general comparable store expenses to maintain customer service. The Consumer Group’s SG&A was down slightly for the third quarter and first nine months of 2011 compared to the same periods last year. The Global Finishes Group’s SG&A increased $32.5 million in the quarter and increased $120.0 million in the first nine months relating primarily to acquisitions, higher sales volume, and currency translation rate changes. The Administrative segment’s SG&A increased by $2.2 million in the third quarter and increased by $13.9 million in the first nine months due primarily to an increase in stock-based compensation expense for both comparable periods and information systems costs to integrate the 2010 acquisitions.
Other general expense — net increased $2.4 million in the third quarter and decreased by $4.1 million in the first nine months. The increase in the quarter was primarily due to $1.5 million lower gains on sale of assets and increased provisions for environmental-related matters of $0.7 million in the Administrative segment. The decrease in the first nine months was primarily due to increased gains on the sale of assets of $4.1 million in the Administrative segment.

Interest expense, included in the Administrative segment, decreased $0.9 million in the third quarter due to lower average borrowing rates and $16.3 million in the first nine months due primarily to the write-off of origination costs related to the repurchase of a portion of the Company’s 7.45% debentures in 2010.
Other expense — net increased $3.6 million in the third quarter and increased $6.3 million in the first nine months primarily due to increased foreign currency losses impacting the Global Finishes and Consumer Groups for both periods.
Consolidated income before income taxes increased $4.9 million in the third quarter due to higher segment profits of the Paint Stores and Global Finishes Groups partially offset by lower profit in the Consumer Group. Consolidated income before income taxes increased $37.9 million in the first nine months of 2011 due primarily to the higher segment profits of the Paint Stores and Global Finishes Groups and lower Administrative segment expenses partially offset by a decrease in the Consumer Group segment profit.
The effective income tax rate of 30.9 percent for the third quarter of 2011 was slightly lower than the 31.4 percent effective income tax rate for the third quarter of 2010. The effective income tax rate of 30.2 percent for the first nine months of 2011 was lower than the 32.1 effective tax income tax rate for the first nine months of 2010 as a result of a one-time increase in income tax expense of $11.4 million due to the Acts.
Net income for the quarter increased $4.6 million to $179.9 million from $175.3 million in the third quarter of 2010 and increased $37.7 million to $427.3 million from $389.6 million in the first nine months of 2010. Diluted net income per common share increased 6.9 percent from $1.60 per share in the third quarter of 2010 to $1.71 per share in the third quarter of 2011. Diluted net income per common share increased 12.7 percent from $3.53 in the first nine months of 2010, which included charges aggregating $.18 per share related to repurchase of debt and the Acts, to $3.98 in the first nine months of 2011.
In October 2011, the Company reached a settlement of the IRS’ audit of the Company’s ESOP. The Company has fully resolved all IRS issues for the 2003 through 2009 tax years relating to the matters disclosed in the Company’s current report on Form 8-K dated May 20, 2011 challenging the ESOP related federal income tax deductions claimed by the Company and proposing substantial excise taxes and penalties. The settlement (including interest), which resolves all ESOP related tax issues, will result in an after-tax charge related to federal and state income taxes totaling approximately $75.0 million, or $.72 per diluted common share, and an additional reduction in Shareholders’ equity of approximately $51.2 million in the Company’s fourth quarter. The Department of Labor’s investigation of the Leveraged ESOP Transactions remains open.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2011	2010	2011	2010
Net income	$179,877	$175,258	$427,308	$389,567
Interest expense	10,452	11,310	32,874	49,219
Income taxes	80,399	80,121	184,697	184,519
Depreciation	38,000	34,467	112,807	100,673
Amortization	10,136	8,568	23,263	21,774

EBITDA	$318,864	$309,724	$780,949	$745,752

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Reference is made to the following legal proceeding brought by the United States Environmental Protection Agency — Region III (the “EPA”) in Philadelphia, Pennsylvania, which was reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. On June 23, 2010, the Company received correspondence from EPA alleging that the Company had violated the Resource Conservation and Recovery Act and the State of Maryland Hazardous Waste Management Regulations at the Company’s manufacturing facility in Baltimore, Maryland. The EPA alleged various violations, including those relating to handling drums, totes and other containers, addressing spills of hazardous waste, and recordkeeping and other regulatory activities. During the third quarter of 2011, the Company entered into a consent agreement and final order with the EPA pursuant to which the Company paid a civil penalty of $570,000 in settlement of the EPA’s allegations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

			Number of
			Shares
			Purchased as	Number of
			Part of a	Shares That
	Total Number		Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased
Period	Purchased	Paid Per Share	Plan	Under the Plan
July 1 — July 31
Share repurchase program(1)	2,140,000	$74.66	2,140,000	2,010,000

August 1 — August 31
Share repurchase program (1)	500,000	$72.56	500,000	1,510,000

September 1 — September 30
Share repurchase program (1)				1,510,000

Total
Share repurchase program (1)	2,640,000	$74.26	2,640,000	1,510,000

(1)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 19, 2007, the Board of Directors of the Company authorized the Company to purchase, in the aggregate, 30.0 million shares of its common stock. The Company had remaining authorization at September 30, 2011 to purchase 1,510,000 shares. At a meeting held on October 19, 2011, the Board of Directors authorized the Company to purchase an additional 20.0 million shares of the Company’s stock for treasury purposes. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2011, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory and compliance services and tax compliance.

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

THE SHERWIN-WILLIAMS COMPANY
October 27, 2011	By:	/s/ A.J. Mistysyn
A.J. Mistysyn
Vice President-Corporate Controller

October 27, 2011	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document