Form 10-K
period 2011-12-31
SHERWIN WILLIAMS CO
filed 2012-02-23
CIK 89800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒

At January 31, 2012, 104,168,777 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2011 was $8,840,829,712 (computed by reference to the price at which the common stock was last sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2011 (“2011 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.

Portions of our Proxy Statement for the 2012 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2011 are incorporated by reference into Part III of this report.

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

Basis of Reportable Segments

We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have four reportable operating segments: Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”). Factors considered in determining our Reportable Segments include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to our Board of Directors. Prior to December 31, 2011, the Latin America Coatings Group had been aggregated with the Global Finishes Group in accordance with the quantitative thresholds in ASC 280-10-50-12. Based on the performance trends within the two operating segments, effective December 31, 2011, the Latin America Coatings Group is a separate reportable segment. In accordance with ASC 280-10-50-17, prior periods have been restated to reflect the Latin America Coatings Group as a reportable segment. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see pages 6 through 13 of our 2011 Annual Report, which is incorporated herein by reference.

The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each reportable segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 48 through 52 of our 2011 Annual Report, which is incorporated herein by reference.

Paint Stores Group

The Paint Stores Group consisted of 3,450 company-operated specialty paint stores in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica and Curacao at December 31, 2011. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, protective and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer Group. In addition, each store sells selected purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2011, this segment opened 60 net new stores, consisting of 66 new stores opened (53 in the United States, 12 in Canada, and 1 in Curacao) and 6 stores closed in the United States. During 2010 and 2009, this segment opened 36 and 8 net new stores, respectively. A map on page 14 of our 2011 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic locations. The CODM uses discrete financial information about the Paint Stores Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to the Paint Stores Group as a whole. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a reportable segment.

Consumer Group

The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 62 percent of the total sales of the Consumer Group in 2011 were inter-segment transfers of products primarily sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures. The CODM uses discrete financial information about the Consumer Group, supplemented with information by product types and customer, to assess performance of and allocate resources to the Consumer Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a reportable segment.

Global Finishes Group

The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of protective and marine products, automotive finishes and refinish products, OEM product finishes and related products in North and South America, Europe and Asia. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s 303 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2011, this segment opened 1 new branch in the United States and closed 13 (6 in the United States, 5 in India and 2 in Canada) for a net decrease of 12 branches. At December 31, 2011, the Global

Finishes Group consisted of operations in the United States, subsidiaries in 36 foreign countries and income from licensing agreements in 15 foreign countries. The CODM uses discrete financial information about the Global Finishes Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Global Finishes Group as a whole. In accordance with ASC 280-10-50-9, the Global Finishes Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a reportable segment. A map on pages 14 and 15 of our 2011 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.

Latin America Coatings Group

The Latin America Coatings Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, protective and marine products, OEM product finishes and related products in North and South America. This segment meets the demands of its customers for consistent regional product development, manufacturing and distribution presence and approach to doing business. Sherwin-Williams® and other controlled brand products are distributed through this segment’s 265 company-operated stores and by a direct sales staff and outside sales representatives to retailers, dealers, licensees and other third party distributors. During 2011, this segment opened or acquired 19 new stores (15 in South America and 4 in Mexico) and closed 3 in South America for a net increase of 16 stores. At December 31, 2011, the Latin America Coatings Group consisted of operations from subsidiaries in 9 foreign countries, 4 foreign joint ventures and income from licensing agreements in 10 foreign countries. The CODM uses discrete financial information about the Latin America Coatings Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Latin America Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Latin America Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a reportable segment. A map on pages 14 and 15 of our 2011 Annual Report, which is incorporated herein by reference, shows the number of stores and their geographic locations.

Administrative Segment

The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses which were not directly associated with the Reportable Segments. The Administrative segment did not include any significant foreign operations. Also included in the Administrative segment was a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.

Segment Financial Information

For financial information regarding our Reportable Segments, including net external sales, segment profit, identifiable assets and other information by segment, see Note 19 of the Notes to Consolidated Financial Statements on pages 76 through 79 of our 2011 Annual Report, which is incorporated herein by reference.

Domestic and Foreign Operations

Financial and other information regarding domestic and foreign operations is set forth in Note 19 of the Notes to Consolidated Financial Statements on page 78 of our 2011 Annual Report, which is incorporated herein by reference.

Additional information regarding risks attendant to foreign operations is set forth on page 34 of our 2011 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.

Business Developments

For additional information regarding our business and business developments, see pages 6 through 16 of our 2011 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2011 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale

We believe we generally have adequate sources of raw materials and fuel supplies used in our business. However, consolidation of raw material suppliers and a reduction in raw material manufacturing capacity during the recent recession, along with an increase in global demand for certain raw materials, resulted in increased prices of certain raw materials in 2011. A continued increase in global demand for certain raw materials and coatings as the global economy recovers may result in increased prices of certain raw materials for the Reportable Segments during 2012. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2012. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.

Seasonality

The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.

Working Capital

In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 24 through 34 of our 2011 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Trademarks and Trade Names

Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•

Paint Stores Group:    Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Duration Home®, ProGreen®, Harmony®, Woodscapes®, Deckscapes®, Cashmere®, ProClassic®, Duration®, Duron®, MABTM and HGTV® Home by Sherwin-Williams®.

•

Consumer Group:    Thompson’s® WaterSeal®, Dutch Boy®, Pratt & Lambert®, Martin Senour®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate DispersionsTM, DobcoTM, RonsealTM, Tri-Flow®, Kool Seal®, Snow Roof®, AltaxTM, Sprayon®, Uniflex® and VHT®.

•

Global Finishes Group:    Sherwin-Williams®, Martin Senour®, Lazzuril®, Excelo®, Baco®, Planet Color®, Ultra-Cure®, Kem Aqua®, Sher-Wood®, Powdura®, Polane®, Euronavy®, InchemTM, Loxon®, AWX®, UltraTM, Sayerlack®, Becker Acroma®, Firetex®, Macropoxy® and Acrolon®.

•

Latin America Coatings Group:    Sherwin-Williams®, Martin Senour®, Baco®, Planet Color®, Krylon®, Kem Tone®, Pratt & Lambert®, Minwax®, ColorginTM, SumareTM, AndinaTM, MarsonTM, Metalatex®, NovacorTM, Loxon®, NapkoTM, and CondorTM.

Patents

Although patents and licenses are not of material importance to our business as a whole or any segment, the Global Finishes Group and Latin America Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.

Backlog and Productive Capacity

Backlog orders are not significant in the business of any reportable segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2012.

Research and Development

For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 51 of our 2011 Annual Report, which is incorporated herein by reference.

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

In the Latin America Coatings Group, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, product innovation, breadth of product line, technical expertise, service and price determine the competitive advantage for this segment.

The Administrative segment has many competitors consisting of other real estate owners, developers and managers in areas in which this segment owns property. The main competitive factors are the availability of property and price.

Employees

We employed 32,988 persons at December 31, 2011.

Environmental Compliance

For additional information regarding environmental-related matters, see pages 27 through 29 of our 2011 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9 and 14 of the Notes to Consolidated Financial Statements on pages  50, 65 and 66, and 72 and 73, respectively, of our 2011 Annual Report, which is incorporated herein by reference.

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

•

our ability to successfully integrate past and future acquisitions into our existing operations, including the recent acquisitions of Becker Acroma Industrial Wood Coatings, Sayerlack Industrial Wood Coatings, Pinturas Condor and Leighs Paints, as well as the performance of the businesses acquired;

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

The duration and severity of global economic and financial conditions may adversely affect our results of operations, cash flow, liquidity or financial condition.

A worsening of global economic and financial conditions may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.

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

During the recent recession, the U.S. homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also began to experience a significant decline in 2008. The downturn in each of these segments contributed to an unprecedented decline in the demand for some of our products and has continued to adversely affect our sales and earnings. New home starts, existing home sales and new commercial construction are significantly below their pre-recession highs. Although many of our end markets have started to show signs of stabilization and modest improvement, challenging market conditions are expected to continue for the foreseeable future and may worsen. A continued downturn or worsening in these segments will continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.

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

We have a large and varied customer base due to our extensive distribution network. During 2011, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels would help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.

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

We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. In 2010, we acquired two industrial wood coatings businesses, Sayerlack and Becker Acroma, with significant operations in Europe, and Pinturas Condor, the largest paint and coatings company in Ecuador. In 2011, we acquired Leighs Paints, a leading industrial fire protection coatings manufacturer headquartered in the United Kingdom. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, Mexico, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.

Net external sales of our consolidated foreign subsidiaries totaled approximately $1.98 billion in 2011, or 22.6% of our total consolidated net sales. Sales outside of the United States make up a growing and important part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.

In many foreign countries, it is acceptable to engage in certain business practices that we are prohibited from engaging in because of regulations that are applicable to us, such as the Foreign Corrupt Practices Act and the UK Bribery Act. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance that our policies and procedures will prevent a violation of these regulations. Any violation could cause an adverse effect on our results of operations, cash flow or financial condition.

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

We discuss risks and uncertainties with regard to taxes in more detail in Note 15 of the Notes to Consolidated Financial Statements on pages 73 and 74 of our 2011 Annual Report.

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

We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse affect on our earnings. We discuss these risks and uncertainties in more detail on page 23 of our 2011 Annual Report under the caption “Environmental Matters,” pages 27 through 29 of our 2011 Annual Report under the caption “Environmental-Related Liabilities” and in Note 9 of the Notes to Consolidated Financial Statements on pages 65 and 66 of our 2011 Annual Report.

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

Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or against us. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or any such legislation and regulations. We have not accrued any amounts for such litigation. With respect to such litigation, including the public nuisance litigation, the Company does not believe that it is probable that a loss has occurred, and it is not possible to estimate the range of potential losses as there is no prior history of a loss of this nature and there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from such legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to us relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. An estimate of the potential impact on our results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 23 of our 2011 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 31 through 33 of our 2011 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 of the Notes to Consolidated Financial Statements on pages 67 through 69 of our 2011 Annual Report.

The costs or potential liability ultimately determined to be attributable to us through our ownership of Life Shield could have an adverse effect on our results of operations, cash flow, liquidity or financial condition.

We own Life Shield Engineered Systems, LLC. Life Shield develops and manufactures blast and fragment mitigating systems. The blast and fragment mitigating systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss these risks and uncertainties in more detail on page 31 of our 2011 Annual Report under the caption “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for the Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group. Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet our current needs.

CONSUMER GROUP

Manufacturing Facilities

Andover, Kansas

Arlington, Texas

Baltimore, Maryland

Bedford Heights, Ohio

Beltsville, Maryland

Chicago, Illinois

Cincinnati, Ohio

Coffeyville, Kansas

Columbus, Ohio

Crisfield, Maryland

Ennis, Texas

Fernley, Nevada

Flora, Illinois

Fort Erie, Ontario, Canada

Garland, Texas

Greensboro, North Carolina (2)

Grimsby, Ontario, Canada

Owned Owned Owned Owned Owned Owned Owned Owned Owned Leased Owned Owned Owned Owned Owned Owned Owned

Grodzisk Wielkopolski, Poland

Grove City, Ohio

Holland, Michigan

Homewood, Illinois

Lawrenceville, Georgia

Manchester, Georgia

Memphis, Tennessee

Morrow, Georgia

Ontario, California

Orlando, Florida

Portland, Oregon

Richmond, Kentucky

Rockford, Illinois

Sheffield, England

South Holland, Illinois

Szamotuly, Poland

Victorville, California

Leased Owned Owned Owned Owned Owned Owned Owned Leased Owned Leased Owned Leased Owned Owned Owned Owned
Distribution Facilities
Buford, Georgia Effingham, Illinois Fredericksburg, Pennsylvania Reno, Nevada Richmond, Kentucky	Leased Leased Owned Leased Owned	Sheffield, England Swaffham, England Szamotuly, Poland Waco, Texas Winter Haven, Florida	Owned Leased Owned Leased Owned

GLOBAL FINISHES GROUP

Manufacturing Facilities

Bello, Sweden

Binh Duong Province, Vietnam

Bolton, United Kingdom

Brantford, Ontario, Canada

Cavezzo, Italy

Dongguan, China

Ho Chi Minh City, Vietnam

Jeffersonville, Indiana

Les Mureaux, France

Mariano Comense, Italy

Marsta, Sweden

Owned Owned Owned Owned Owned Leased Leased Owned Owned Owned Owned

Mumbai (Paloja), India

Pasir Gudang, Johor, Malaysia

Pianoro, Italy

Qingdao, China

Saint Cheron, France

Sao Paulo, Brazil

Shanghai, China

Texcoco, Mexico

Valencia, Spain

Wuppertal, Germany

Zhao Qing, China

Owned Owned Owned Leased Owned Owned Leased Owned Owned Owned Leased

Distribution Facilities

Bolton, United Kingdom Cavezzo, Italy Guadalajara, Mexico Lima, Peru Mexico City, Mexico Sao Paulo, Brazil	Owned Leased Leased Leased Owned Owned	Shanghai, China Sheffield, England Texcoco, Mexico Valencia, Venezuela Quito, Ecudaor	Owned Owned Owned Leased Owned

LATIN AMERICA COATINGS GROUP

Manufacturing Facilities
Buenos Aires, Argentina	Owned	Santiago, Chile (4)	Leased
Guayaquil, Ecuador	Owned	Sao Paulo, Brazil (2)	Owned
Monterrey, Mexico	Owned	Quito, Ecuador	Owned
Montevideo City, Uruguay	Owned	Vallejo, Mexico	Owned
Santiago, Chile	Owned

Distribution Facilities
Buenos Aires, Argentina	Owned	Monterrey, Mexico	Owned
Edomex, Mexico	Leased	Montevideo City, Uruguay	Owned
Guadalajara, Mexico	Leased	Quito, Ecuador	Owned
Hermosillo, Mexico	Leased	Santa Catarina, Brazil	Leased
Lima, Peru	Leased	Santiago, Chile	Owned
Machala, Ecuador	Leased	Sao Paulo, Brazil (2)	Owned
Maceio, Brazil	Leased	Vallejo, Mexico	Owned

The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 3,450 company-operated specialty paint stores, of which 208 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica and Curacao at December 31, 2011. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2011:

•	the Mid Western Division operated 908 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 824 paint stores along the upper east coast and New England states and Canada;

•

the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 895 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago, St. Maarten, Virgin Islands and Curacao; and

•	the South Western Division operated 823 paint stores in the central plains and the lower west coast states.

In 2011, the Paint Stores Group opened 60 net new paint stores, consisting of 66 new stores opened (53 in the United States, 12 in Canada and 1 in Curacao) and 6 stores closed in the United States.

The Global Finishes Group operated 243 branches in the United States, of which 8 were owned, at December 31, 2011. The Global Finishes Group also operated 60 branches, of which 7 were owned, at December 31, 2011, consisting of branches in Canada (25), Europe (16), Chile (14), Mexico (3), Peru (1) and Thailand (1). During 2011, the Global Finishes Group opened 1 new branch in the United States and closed 13 (6 in the United States, 5 in India and 2 in Canada) for a net decrease of 12 branches.

The Latin America Coatings Group operated 265 stores, of which 7 were owned at December 31, 2011, consisting of stores in Mexico (112), Brazil (88), Chile (39), Ecuador (12), Uruguay (10), Peru (3) and Argentina (1). During 2011, the Latin America Coatings Group opened or acquired 19 new stores (15 in South America and 4 in Mexico) and closed 3 in South America for a net increase of 16 stores.

All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

For additional information regarding real property leases, see Note 18 of the Notes to Consolidated Financial Statements on page 76 of our 2011 Annual Report, which is incorporated herein by reference.

ITEM 3.    LEGAL PROCEEDINGS

For information regarding environmental-related matters and other legal proceedings, see pages 27 through 29, and 31 through 33, of our 2011 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9, 10 and 14 of the Notes to Consolidated Financial Statements on pages 50, 65 and 66, 67 through 69, and 72 and 73, respectively, of our 2011 Annual Report, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is the name, age and present position of each of our executive officers at February 15, 2012, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

			Date When
			First Elected
Name	Age	Present Position	or Appointed

Christopher M. Connor	55	Chairman and Chief Executive Officer, Director	1994

John G. Morikis	48	President and Chief Operating Officer	1999

Sean P. Hennessy	54	Senior Vice President – Finance and Chief Financial Officer	2001

Thomas E. Hopkins	54	Senior Vice President – Human Resources	1997

Steven J. Oberfeld	59	Senior Vice President – Corporate Planning and Development	2006

Thomas W. Seitz	63	Senior Vice President – Strategic Excellence Initiatives	1999

Louis E. Stellato	61	Senior Vice President, General Counsel and Secretary	1989

Robert J. Wells	54	Senior Vice President – Corporate Communications and Public Affairs	2006

Robert J. Davisson	51	President, Paint Stores Group	2010

George E. Heath	46	President, Global Finishes Group	2008

Timothy A. Knight	47	President, Latin America Coatings Group	2011

Allen J. Mistysyn	43	Vice President – Corporate Controller	2010

Mr. Connor has served as Chairman since April 2000 and Chief Executive Officer since October 1999. Mr. Connor has served as a Director since October 1999 and has been employed with the Company since January 1983.

Mr. Morikis has served as President and Chief Operating Officer since October 2006. Mr. Morikis has been employed with the Company since December 1984.

Mr. Hennessy has served as Senior Vice President – Finance and Chief Financial Officer since August 2001. Mr. Hennessy has been employed with the Company since September 1984.

Mr. Hopkins has served as Senior Vice President – Human Resources since February 2002. Mr. Hopkins has been employed with the Company since September 1981.

Mr. Oberfeld has served as Senior Vice President – Corporate Planning and Development since November 2010. Mr. Oberfeld served as President, Paint Stores Group from October 2006 to November 2010. Mr. Oberfeld has been employed with the Company since October 1984.

Mr. Seitz has served as Senior Vice President – Strategic Excellence Initiatives since February 2007. Mr. Seitz served as President, Consumer Group from August 2005 to February 2007. Mr. Seitz has been employed with the Company since June 1970.

Mr. Stellato has served as Senior Vice President, General Counsel and Secretary since February 2009. Mr. Stellato served as Vice President, General Counsel and Secretary from July 1991 to February 2009. Mr. Stellato has been employed with the Company since July 1981.

Mr. Wells has served as Senior Vice President – Corporate Communications and Public Affairs since February 2009. Mr. Wells served as Vice President – Corporate Communications and Public Affairs from January 2006 to February 2009. Mr. Wells has been employed with the Company since May 1998.

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

Mr. Knight has served as President, Latin America Coatings Group since November 2010. Mr. Knight served as Senior Vice President – Corporate Planning and Development from February 2007 to November 2010 and President, Global Group from August 2005 to February 2007. Mr. Knight has been employed with the Company since December 1994.

Mr. Mistysyn has served as Vice President – Corporate Controller since May 2010. Mr. Mistysyn served as Vice President – Assistant Corporate Controller from August 2009 to May 2010 and Vice President – Controller, Paint and Coatings Division from November 2006 to August 2009. Mr. Mistysyn has been employed with the Company since June 1990.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2012 was 8,348.

Information regarding market prices and dividend information with respect to our common stock is set forth on page 81 of our 2011 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 16 of our 2011 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2011.

			Total Number	Maximum Number
			of Shares	of Shares
	Total		Purchased as	that May
	Number of	Average Price	Part of a	Yet Be
	Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 1 – October 31
Share repurchase program (a)				21,510,000
November 1 – November 30
Share repurchase program (a)	460,000	$84.35	460,000	21,050,000
December 1 – December 31
Share repurchase program (a)				21,050,000
Employee transactions (b)	1,159	$86.22		NA

Total
Share repurchase program (a)	460,000	$84.35	460,000	21,050,000
Employee transactions (b)	1,159	$86.22		NA

(a)	All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20,000,000 shares of its common stock. The Company had remaining authorization at December 31, 2011 to purchase 21,050,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(b)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6.	SELECTED FINANCIAL DATA

(millions of dollars, except per common share data)

	2011	2010	2009	2008	2007
Operations
Net sales	$8,766	$7,776	$7,094	$7,980	$8,005
Net income	442	462	436	477	616

Financial Position
Total assets	$5,229	$5,169	$4,324	$4,416	$4,855
Long-term debt	639	648	783	304	293
Ratio of earnings to fixed charges (a)	6.3x	5.1x	5.6x	5.6x	7.0x

Per Common Share Data
Net income — basic	$4.22	$4.28	$3.80	$4.04	$4.80
Net income — diluted	4.14	4.21	3.78	4.00	4.70
Cash dividends	1.46	1.44	1.42	1.40	1.26

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

	2011	2010	2009	2008	2007
Income before income taxes	$742	$678	$623	$714	$913
Fixed charges:
Interest expense, net	42	71	40	66	72
Interest component of rent expense	97	93	94	90	81

Total fixed charges	139	164	134	156	153

Earnings	$881	$842	$757	$870	$1,066

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth on pages 19 through 39 of our 2011 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts during 2011 to hedge against value changes in foreign currency. There were no contracts outstanding at December 31, 2011. Foreign currency option and forward contracts are described in Note 14 of the Notes to Consolidated Financial Statements on page 73 of our 2011 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is set forth on pages 42 through 79 of our 2011 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity and Comprehensive Income,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 17 of the Notes to Consolidated Financial Statements on page 75 and 76 of our 2011 Annual Report, which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

The “Report of Management on Internal Control over Financial Reporting” is set forth on page 40 of our 2011 Annual Report, which is incorporated herein by reference.

The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 41 of our 2011 Annual Report, which is incorporated herein by reference.

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

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2011. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2011 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the Executive Compensation section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis” and continuing through the information under the caption “Estimated Payments upon Termination or Change in Control Table,” which is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The following consolidated financial statements of the Company included in our 2011 Annual Report are incorporated by reference in Item 8.

(i)	Report of Management on the Consolidated Financial Statements (page 42 of our 2011 Annual Report);

(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 43 of our 2011 Annual Report);

(iii)	Statements of Consolidated Income for the years ended December 31, 2011, 2010 and 2009 (page 44 of our 2011 Annual Report);

(iv)	Consolidated Balance Sheets at December 31, 2011, 2010 and 2009 (page 45 of our 2011 Annual Report);

(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2011, 2010 and 2009 (page 46 of our 2011 Annual Report);

(vi)	Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 (page 47 of our 2011 Annual Report); and

(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 (pages 48 through 79 of our 2011 Annual Report).

(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2011, 2010 and 2009 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Valuation and Qualifying Accounts and Reserves

(Schedule II)

Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2011	2010	2009
Beginning balance	$59,310	$44,755	$40,760
Amount acquired through acquisitions	462	14,739	92
Bad debt expense	25,078	20,606	36,219
Uncollectible accounts written off, net of recoveries	(33,103)	(20,790)	(32,316)

Ending balance	$51,747	$59,310	$44,755

(3)	Exhibits

See the Exhibit Index on pages 24 through 28 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2012.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/ L. E. STELLATO
L.E. Stellato, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

* C. M. CONNOR	Chairman and Chief Executive Officer, Director (Principal Executive Officer)
C. M. Connor
* S. P. HENNESSY	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
S. P. Hennessy
* A. J. MISTYSYN	Vice President – Corporate Controller (Principal Accounting Officer)
A. J. Mistysyn
* A. F. ANTON	Director
A. F. Anton
* J. C. BOLAND	Director
J. C. Boland
* D. F. HODNIK	Director
D. F. Hodnik
* T. G. KADIEN	Director
T. G. Kadien
* S. J. KROPF	Director
S. J. Kropf
* A. M. MIXON, III	Director
A. M. Mixon, III
* C. E. MOLL	Director
C. E. Moll
* R. K. SMUCKER	Director
R. K. Smucker
* J. M. STROPKI, JR.	Director
J. M. Stropki, Jr.

*	The undersigned, by signing his name hereto, does sign this report on behalf of the designated officers and directors of The Sherwin-Williams Company pursuant to Powers of Attorney executed on behalf of each such officer and director and filed as exhibits to this report.

By:	/S/ L. E. STELLATO	February 23, 2012
L. E. Stellato, Attorney-in-fact

EXHIBIT INDEX

3.	(a)	Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

	(b)	Regulations of the Company, as amended and restated April 20, 2011, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated April 24, 2011, and incorporated herein by reference.

4.	(a)	Indenture between the Company and The Bank of New York Mellon (as successor to Chemical Bank), as trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093, dated February 20, 1996, and incorporated herein by reference.

	(b)	First Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee, dated as of December 21, 2009, filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

	(c)	Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626, dated June 20, 1986, and incorporated herein by reference.

	(d)	Credit Agreement, dated as of July 8, 2011, among the Company, the Lenders party thereto, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 8, 2011, and incorporated herein by reference.

	(e)	Five Year Credit Agreement, dated as of April 26, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

	(f)	Agreement for Letter of Credit, dated as of April 26, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 26, 2007, and incorporated herein by reference.

	(g)	Five Year Credit Agreement, dated as of August 28, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.

	(h)	Agreement for Letter of Credit, dated as of August 28, 2007, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 28, 2007, and incorporated herein by reference.

	(i)	Five Year Credit Agreement Amendment No. 1, dated as of September 17, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

	(j)	Five Year Credit Agreement Amendment No. 2, dated as of September 25, 2007, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, the Lenders party thereto, and The Bank of New York Mellon, as paying agent, filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated September 25, 2007, and incorporated herein by reference.

	(k)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Luxembourg S.à r.l., as borrower, the Company, as guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and L/C issuer, Banc of America Securities LLC, as sole bookrunner and joint mandated lead arranger, and HSBC Securities (USA) Inc., as joint mandated lead arranger, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.

	(l)	Credit Agreement, dated as of July 19, 2010, among Sherwin-Williams Canada Inc., as borrower, the Company, as guarantor, the lenders party thereto, KeyBank National Association, as joint lead arranger, sole bookrunner and administrative agent, and PNC Capital Markets, LLC, as joint lead arranger and syndication agent, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 19, 2010, and incorporated herein by reference.

	(m)	Five Year Credit Agreement, dated as of January 30, 2012, by and among The Sherwin-Williams Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders from time to time party thereto filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 30, 2012, and incorporated herein by reference.

	(n)	Agreement for Letter of Credit, dated as of January 30, 2012, by and between The Sherwin-Williams Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 30, 2012, and incorporated herein by reference.

	(o)	Five Year Credit Agreement Amendment No. 1, dated as of February 6, 2012, by and among The Sherwin-Williams Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders from time to time party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 6, 2012, and incorporated herein by reference.

	(p)	Five Year Credit Agreement Amendment No. 2, dated as of February 13, 2012, by and among The Sherwin-Williams Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders from time to time party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 13, 2012, and incorporated herein by reference.

10.	*(a)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

	*(b)	Indemnity Agreement with Allen J. Mistysyn filed as Exhibit 10(e) to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

	*(c)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).

	*(d)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).

	*(e)	Forms of Amended and Restated Severance Agreements filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

	*(f)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(e) (filed herewith).

	*(g)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (as Amended and Restated) filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

	*(h)	Amendment No. 1 to The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (as Amended and Restated) (filed herewith).

	*(i)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (as Amended and Restated) filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

	*(j)	The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

*(k)	2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

*(l)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (as Amended and Restated) filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(m)	The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

*(n)	Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(o)	The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(p)	The Sherwin-Williams Company 1994 Stock Plan, as amended and restated in its entirety, effective July 26, 2000, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

*(q)	The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

*(r)	Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.

*(s)	The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.

*(t)	Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

*(u)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

*(v)	Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*(w)	Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*(x)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*(y)	Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

	*(z)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 16, 2010, and incorporated herein by reference.

	*(aa)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

	*(bb)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

	*(cc)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2011, and incorporated herein by reference.

	*(dd)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated February 14, 2012, and incorporated herein by reference.

	*(ee)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company’s Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

	*(ff)	Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

	*(gg)	Form of Restricted Stock Grant under The Sherwin-Williams 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated by reference.

	*(hh)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 21, 2007, and incorporated herein by reference.

13.		Our 2011 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2011 Annual Report which are specifically incorporated by reference in this report, our 2011 Annual Report shall not be deemed “filed” as part of this report.

21.		Subsidiaries (filed herewith).

23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.	(a)	Powers of Attorney (filed herewith).

	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.	(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

	(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.