Form 10-Q
period 2012-03-31
SHERWIN WILLIAMS CO
filed 2012-04-25
CIK 89800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value – 103,277,120 shares as of March 31, 2012.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information	44
Item 6. Exhibits	45

SIGNATURES	46
INDEX TO EXHIBITS	47
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

Thousands of dollars, except per share data

	Three Months Ended March 31,

	2012	2011
Net sales	$2,136,344	$1,855,586
Cost of goods sold	1,226,505	1,058,178
Gross profit	909,839	797,408
Percent to net sales	42.6%	43.0%
Selling, general and administrative expenses	757,679	691,123
Percent to net sales	35.5%	37.2%
Other general expense—net	5,037	1,172
Interest expense	10,337	10,675
Interest and net investment income	(542)	(323)
Other (income) expense—net	(4,987)	48

Income before income taxes	142,315	94,713
Income taxes	42,099	26,397

Net income	$100,216	$68,316

Net income per common share:
Basic	$.97	$.64

Diluted	$.95	$.63

Average shares outstanding—basic	102,070,349	104,991,014

Average shares and equivalents outstanding—diluted	104,458,088	107,362,669

Comprehensive income	$131,774	$89,089

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Thousands of dollars

	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,493	$32,696	$53,947
Accounts receivable, less allowance	1,135,174	989,873	1,012,150
Inventories:
Finished goods	833,559	730,727	862,529
Work in process and raw materials	183,636	196,082	201,574

	1,017,195	926,809	1,064,103
Deferred income taxes	148,786	149,207	128,040
Other current assets	150,478	163,008	208,160

Total current assets	2,477,126	2,261,593	2,466,400

Goodwill	1,113,075	1,108,008	1,112,291
Intangible assets	303,565	305,873	322,117
Deferred pension assets	230,771	228,350	250,947
Other assets	381,600	368,898	345,479

Property, plant and equipment:
Land	105,835	105,010	106,346
Buildings	672,415	668,802	674,402
Machinery and equipment	1,694,321	1,657,874	1,629,430
Construction in progress	36,818	41,264	32,754

	2,509,389	2,472,950	2,442,932
Less allowances for depreciation	1,558,607	1,516,420	1,496,513

	950,782	956,530	946,419

Total Assets	$5,456,919	$5,229,252	$5,443,653

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$677,021	$346,313	$678,395
Accounts payable	999,685	965,149	954,217
Compensation and taxes withheld	198,596	251,060	174,624
Accrued taxes	66,694	120,555	75,356
Current portion of long-term debt	6,907	7,823	10,015
Other accruals	446,309	471,761	434,555

Total current liabilities	2,395,212	2,162,661	2,327,162

Long-term debt	637,884	639,231	650,881
Postretirement benefits other than pensions	298,167	297,528	296,339
Other long-term liabilities	617,059	612,913	561,379

Shareholders’ equity:
Common stock—$1.00 par value: 103,277,120, 103,854,234 and 106,463,621 shares outstanding at March 31, 2012, December 31, 2011 and March 31, 2011, respectively	108,823	107,454	106,464
Preferred stock—convertible, no par value: 143,389, 160,273 and 203,976 shares outstanding at March 31, 2012, December 31, 2011 and March 31, 2011, respectively	143,389	160,273	203,976
Unearned ESOP compensation	(143,389)	(160,273)	(203,976)
Other capital	1,391,806	1,297,625	1,261,595
Retained earnings	816,053	756,372	497,381
Treasury stock, at cost	(471,765)	(276,654)
Cumulative other comprehensive loss	(336,320)	(367,878)	(257,548)

Total shareholders’ equity	1,508,597	1,516,919	1,607,892

Total Liabilities and Shareholders’ Equity	$5,456,919	$5,229,252	$5,443,653

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Thousands of dollars

	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income	$100,216	$68,316
Adjustments to reconcile net income to net operating cash:
Depreciation	37,884	37,332
Amortization of intangible assets	6,599	6,394
Stock-based compensation expense	10,768	11,093
Provisions for qualified exit costs	53	375
Provisions for environmental-related matters	5,105	5,352
Defined benefit pension plans net cost	4,928	3,945
Net increase in postretirement liability	900	900
Other	(3,318)	(1,381)
Change in working capital accounts—net	(301,361)	(276,747)
Costs incurred for environmental-related matters	(10,289)	(4,913)
Costs incurred for qualified exit costs	(1,097)	(1,422)
Other	(5,227)	(2,410)

Net operating cash	(154,839)	(153,166)

INVESTING ACTIVITIES
Capital expenditures	(32,783)	(26,951)
Proceeds from sale of assets	3,580	6,225
Decrease (increase) in other investments	3,162	(8,274)

Net investing cash	(26,041)	(29,000)

FINANCING ACTIVITIES
Net increase in short-term borrowings	328,827	280,455
Proceeds from long-term debt	2,921	6,715
Payments of long-term debt	(5,253)	(4,302)
Payments of cash dividends	(40,363)	(39,004)
Proceeds from stock options exercised	66,885	23,446
Income tax effect of stock-based compensation exercises and vesting	20,266	4,931
Treasury stock purchased	(180,794)	(90,817)
Other	(16,694)	(80)

Net financing cash	175,795	181,344

Effect of exchange rate changes on cash	(2,118)	(3,816)

Net decrease in cash and cash equivalents	(7,203)	(4,638)
Cash and cash equivalents at beginning of year	32,696	58,585

Cash and cash equivalents at end of period	$25,493	$53,947

Income taxes paid	$78,559	$21,424
Interest paid	8,978	9,401

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 2012 and 2011

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

There have been no significant changes in critical accounting policies since December 31, 2011. Accounting estimates were revised as necessary during the first three months of 2012 based on new information and changes in facts and circumstances. Certain amounts in the 2011 condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

The consolidated results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-5 and 2011-12, which amend the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated guidance requires the components of income and other comprehensive income to be presented in a single continuous statement or two consecutive statements in annual periods. In interim periods, total comprehensive income must be presented in either a single continuous statement or two consecutive statements.

During the quarter ended March 31, 2012, there were no other new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that affect the Company’s results of operations, financial condition, liquidity or disclosures.

NOTE 3—DIVIDENDS

Dividends paid on common stock during the first quarter of 2012 and 2011 were $.390 per common share and $.365 per common share, respectively.

NOTE 4—COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011
Net income	$100,216	$68,316
Foreign currency translation adjustments	28,180	17,505
Amortization of net prior service costs and net actuarial losses, net of taxes(1)	3,397	3,249
Adjustments of marketable equity securities, net of taxes (2)	(19)	19

Comprehensive income	$131,774	$89,089

(1)	The tax effect of amortization of net prior service costs and net actuarial losses was $(3,020) for the three months ended March 31, 2012 and $(3,089) for the three months ended March 31, 2011.
(2)	The tax effect of adjustments of marketable equity securities was $12 for the three months ended March 31, 2012 and $(12) for the three months ended March 31, 2011.

NOTE 5—PRODUCT WARRANTIES

Changes in the Company’s accrual for product warranty claims during the first three months of 2012 and 2011, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2012	2011
Balance at January 1	$22,071	$23,103
Charges to expense	5,290	6,377
Settlements	(4,474)	(5,984)

Balance at March 31	$22,887	$23,496

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In the three months ended March 31, 2012, 3 stores in the Paint Stores Group, 1 branch in the Global Finishes Group and 4 stores in the Latin America Coatings Group were closed due to lower demand or redundancy.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2012:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2011	Actual expenditures charged to accrual	Adjustments to prior provisions in Other general expense - net	Balance at March 31, 2012
Consumer Group manufacturing facilities shutdown in 2011:
Severance and related costs	$197	$(104)		$93

Paint Stores Group stores shutdown in 2011:
Other qualified exit costs	156	(77)		79

Global Finishes Group branches shutdown in 2011:
Severance and related costs	129	(89)		40
Other qualified exit costs	470	(45)		425

Global Finishes Group branches shutdown in 2010:
Other qualified exit costs	955	(24)		931

Other qualified exit costs for facilities shutdown prior to 2010	8,493	(758)	$53	7,788

Totals	$10,400	$(1,097)	$53	$9,356

For further details on the Company’s exit or disposal activities, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS

Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2012	2011	2012	2011	2012	2011
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$4,732	$4,007	$892	$935	$736	$874
Interest cost	4,331	4,707	1,725	1,070	3,380	3,895
Expected return on assets	(11,210)	(11,610)	(1,677)	(665)
Amortization of:
Prior service cost (credit)	398	409			(164)	(164)
Actuarial loss	5,486	4,877	251	215	429	626

Net periodic benefit cost	$3,737	$2,390	$1,191	$1,555	$4,381	$5,231

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 8—OTHER LONG-TERM LIABILITIES

The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2012, the unaccrued maximum of the estimated range of possible outcomes is $97.8 million higher than the minimum.

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

Included in Other long-term liabilities at March 31, 2012 and 2011 were accruals for extended environmental-related activities of $84.7 million and $90.7 million, respectively. Estimated costs of current investigation and remediation activities of $42.8 million and $60.1 million are included in Other accruals at March 31, 2012 and 2011, respectively.

Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2012. At March 31, 2012, $86.7 million, or 68.0 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $97.8 million at March 31, 2012, $67.7 million, or 69.2 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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

For further details on the Company’s Other long-term liabilities, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 9—LITIGATION

In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred.

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

Public nuisance claim litigation. The Company and other companies are or were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island, the City of St. Louis, Missouri, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio, the City of Chicago, Illinois, the City of Milwaukee, Wisconsin and the County of Santa Clara, California and other public entities in the State of California. Except for the Santa Clara County, California proceeding, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.

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

Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court’s decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff.

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

Department of Labor (DOL) Leveraged ESOP Investigation. As previously disclosed, the DOL’s investigation of transactions related to the Company’s ESOP (the “Leveraged ESOP Transactions”) remains open. On April 19, 2012, the Employee Benefits Security Administration of the DOL notified the Company, certain current and former directors and the ESOP trustee of potential enforcement claims asserting breaches of fiduciary obligations. The DOL is seeking compensatory and equitable remedies, including monetary damages to the ESOP for alleged losses to the ESOP. The Company believes that the DOL’s claims are subject to meritorious defenses and will vigorously defend any proceedings initiated by the DOL. The Company has not accrued any amounts for such claims.

NOTE 10—OTHER

Other general expense—net

Included in Other general expense—net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011
Provisions for environmental matters—net	$5,105	$5,352
Gain on disposition of assets	(121)	(4,409)
Adjustments to prior provisions for qualified exit costs	53	229

Total	$5,037	$1,172

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

Other (income) expense—net

Included in Other (income) expense—net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011
Dividend and royalty income	$(1,250)	$(1,325)
Net expense from financing activities	2,980	2,123
Foreign currency related (gains) losses	(5,078)	1,314
Other income	(3,251)	(3,317)
Other expense	1,612	1,253

Total	$(4,987)	$48

The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.

Foreign currency related (gains) losses included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at March 31, 2011. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at March 31, 2011. There were no foreign currency option and forward contracts outstanding at March 31, 2012.

Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.

NOTE 11—INCOME TAXES

The effective tax rate was 29.6 percent for the first quarter 2012 compared to 27.9 percent for the first quarter of 2011.

At December 31, 2011, the Company had $29.7 million in unrecognized tax benefits, the recognition of which would have an effect of $25.6 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2011, was $7.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to federal audits of partnership investments, assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in federal and foreign jurisdictions.

The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2011, the Company had accrued $8.1 million for the potential payment of income tax interest and penalties.

There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2011 during the first three months of 2012.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As previously disclosed, the Internal Revenue Service (IRS) was auditing transactions related to the Company’s Leveraged ESOP Transactions. As disclosed in Note 15 in the Company’s 2011 Annual Report on Form 10-K, the Company reached a settlement of the IRS’ audit of the Company’s ESOP fully resolving all IRS issues for the 2003 through 2009 tax years relating to the matters challenging the ESOP related federal income tax deductions claimed by the Company. With the exception of $2.0 million of interest related to the 2008 tax year, all ESOP related settlement payments have been made to the IRS. The Department of Labor’s investigation of the Leveraged ESOP Transactions remains open. Refer to Note 9 for more information. The IRS commenced an examination of the Company’s U.S. income tax returns for the 2008 and 2009 tax years in the third quarter of 2011. Field work is expected to be completed during 2012. At this time, the Company has determined that an insignificant refund is due for issues under review during this audit period.

As of March 31, 2012, the Company is subject to non-U.S. income tax examinations for the tax years of 2004 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2011.

NOTE 12—NET INCOME PER COMMON SHARE

	Three Months Ended March 31,
(Thousands of dollars except per share data)	2012	2011
Basic
Average common shares outstanding	102,070,349	104,991,014

Net income	$100,216	$68,316
Less net income allocated to unvested restricted shares	(782)	(670)

Net income allocated to common shares	$99,434	$67,646

Basic net income per common share	$.97	$.64

Diluted
Average common shares outstanding	102,070,349	104,991,014
Stock options and other contingently issuable shares (1)	2,387,739	2,371,655

Average common shares outstanding assuming dilution	104,458,088	107,362,669

Net income	$100,216	$68,316
Less net income allocated to unvested restricted shares assuming dilution	(768)	(662)

Net income allocated to common shares assuming dilution	$99,448	$67,654

Diluted net income per common share	$.95	$.63

(1)

Stock options and other contingently issuable shares excluded 54,675 shares for the three months ended March 31, 2011 due to their anti-dilutive effect. There were no options excluded due to their anti-dilutive effect for the three months ended March 31, 2012.

The Company has two classes of participating securities: common shares and restricted shares, representing 99% and 1% of outstanding shares, respectively. The restricted shares are shares of unvested restricted stock granted under the Company’s restricted stock award program. Unvested restricted shares granted prior to April 21, 2010 received non-forfeitable dividends. Accordingly, the shares are considered a participating security and the two-class method of calculating basic and diluted earnings per share is required. Effective April 21, 2010, the restricted stock award program was revised and dividends on performance-based restricted shares granted after this date are deferred and payment is contingent upon the awards vesting. Only the time-based restricted shares, which continue to receive non-forfeitable dividends, are considered a participating security. Basic and diluted earnings per share are calculated using the two-class method in accordance with the Earnings Per Share Topic of the ASC.

NOTE 13—REPORTABLE SEGMENT INFORMATION

The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC. The Company has determined that it has four reportable segments: Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”).

(Thousands of dollars)
	Three Months Ended March 31, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,123,078	$320,373		$483,075	$208,594	$1,224	$2,136,344
Intersegment transfers		503,501		2,330	10,975	(516,806)

Total net sales and intersegment transfers	$1,123,078	$823,874		$485,405	$219,569	$(515,582)	$2,136,344

Segment profit	$112,713	$55,306	*	$28,636	$19,887		$216,542
Interest expense						$(10,337)	(10,337)
Administrative expenses and other						(63,890)	(63,890)

Income before income taxes	$112,713	$55,306		$28,636	$19,887	$(74,227)	$142,315

	Three Months Ended March 31, 2011
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$929,267	$294,930		$435,317	$194,849	$1,223	$1,855,586
Intersegment transfers		418,148		1,298	8,440	(427,886)

Total net sales and intersegment transfers	$929,267	$713,078		$436,615	$203,289	$(426,663)	$1,855,586

Segment profit	$68,857	$41,091	*	$19,438	$17,372		$146,758
Interest expense						$(10,675)	(10,675)
Administrative expenses and other						(41,370)	(41,370)

Income before income taxes	$68,857	$41,091		$19,438	$17,372	$(52,045)	$94,713

*	Segment profit includes $6,676 and $4,948 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarter of 2012 and 2011, respectively.

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

Net external sales and segment profit of all consolidated foreign subsidiaries were $501.8 million and $34.8 million, respectively, for the first quarter of 2012, and $470.0 million and $27.4 million, respectively, for the first quarter of 2011. Long-lived assets of these subsidiaries totaled $662.2 million and $662.5 million at March 31, 2012 and March 31, 2011, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.

NOTE 14—ACQUISITIONS

The Company acquired a controlling interest in Leighs Paints in July 2011 and the remaining interest in December 2011. Headquartered in Bolton, United Kingdom, Leighs Paints is one of the leading industrial fire protection coatings manufacturers in the world, with a growing global platform driven by technology innovation and quality products. The acquisition strengthens the Global Finishes Group’s growing global platform. The aggregate consideration paid for Leighs Paints was $41.8 million, net of cash acquired. The acquisition resulted in the recognition of goodwill and intangible assets.

The following unaudited pro-forma summary presents consolidated financial information as if Leighs Paints had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2011 or of future results of operations of Leighs Paints under ownership and operation of the Company.

(Thousands of dollars except per share data)
	Three Months Ended
	March 31,
	2012	2011
Net sales	$2,136,344	$1,870,978
Net income	100,216	68,349

Net income per common share:
Basic	$.97	$.64
Diluted	$.95	$.63

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

(Thousands of dollars)		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Unobservable Inputs (Level 3)
	Fair Value at March 31, 2012		Significant Other Observable Inputs (Level 2)
Assets:
Deferred compensation plan asset (1)	$19,026	$17,815	$1,211

Liabilities:
Deferred compensation plan liability (2)	$25,665	$25,665

(1)

The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $18,842.

(2)

The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

NOTE 16—FINANCIAL INSTRUMENTS

The table below summarizes the carrying amount and fair value of the Company’s publicly traded debt and non-publicly traded debt in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. The fair values of the Company’s publicly traded debt are based on quoted market prices. The fair values of the Company’s non-traded debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company’s publicly traded debt and non-traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

(Thousands of dollars)
	March 31, 2012		March 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Publicly traded debt	$632,435	$701,156	$632,387	$666,247
Non-traded debt	12,356	11,860	28,509	26,720

On January 30, 2012, the Company entered into a five-year credit agreement, which was amended on February 6, 2012, February 13, 2012 and February 27, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit of up to an aggregate availability of $500 million.

On April 23 and 25, 2012, the Company entered into a new five-year credit agreement which gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $150 million.

NOTE 17—NON-TRADED INVESTMENTS

The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $240.4 million and $207.6 million at March 31, 2012 and 2011, respectively. The liability for estimated future capital contributions to the investments was $231.3 million and $197.1 million at March 31, 2012 and 2011, respectively.

NOTE 18—CAPITAL STOCK

On March 31, 2011, the Company retired all of its 125.4 million shares of common stock held in treasury at that date, which decreased Treasury stock, Common stock and Retained earnings by $4.5 billion, $0.1 billion and $4.4 billion, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SUMMARY

The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into four reportable segments – Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”) – and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 6 through 15 and Note 19, on pages 76 through 79, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Reportable Segments.

The Company’s financial condition, liquidity and cash flow were strong in the first quarter of 2012 primarily due to improving domestic architectural paint demand. Net working capital decreased $57.3 million at March 31, 2012 compared to the end of the first quarter of 2011 due to an increase in current liabilities partially offset by an increase in current assets. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash decreased $1.7 million in the first three months of 2012, including a payment to the IRS for the 2011 ESOP settlement of $59.1 million, to a cash usage of $154.8 million from a cash usage of $153.2 million in 2011. In the twelve month period from April 1, 2011 through March 31, 2012, the Company generated net operating cash of $734.1 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million.

Consolidated net sales increased 15.1 percent in the first quarter to $2.136 billion from $1.856 billion in the first quarter of 2011 due primarily to higher paint sales volume and selling price increases. Consolidated gross profit as a percent of consolidated net sales decreased in the first quarter to 42.6 percent from 43.0 percent in 2011 due primarily to rising raw material costs partially offset by selling price increases and increased paint volume. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 35.5 percent from 37.2 percent in the first quarter of 2011 due primarily to good expense control across all Reportable Segments. Interest expense decreased $0.3 million in the first quarter. The effective income tax rate for first quarter of 2012 was 29.6 percent compared to 27.9 percent in 2011. Diluted net income per common share increased to $.95 per share for the first quarter of 2012 from $.63 per share a year ago.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 48 through 52, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2011.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW

Overview

The Company’s financial condition, liquidity and cash flow were strong in the first quarter of 2012 primarily due to improving domestic architectural paint demand. Net working capital decreased $57.3 million at March 31, 2012 compared to the end of the first quarter of 2011 due to an increase in current liabilities partially offset by an increase in current assets. Accounts receivable increased $123.0 million while inventories decreased $46.9 million and all other current assets decreased $65.4 million. Accounts payable increased $45.5 million while all other current liabilities increased $22.6 million from March 31, 2011. Net working capital increases were impacted primarily by increased sales and higher raw material costs. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first three months of 2012, short-term borrowings increased $330.7 million and accounts payable increased $34.5 million from December 31, 2011 primarily due to the seasonal increase in need for working capital and higher raw material costs, and all other current liabilities decreased $132.7 million primarily due to timing of tax payments. Accounts receivable and inventories increased $235.7 million from December 31, 2011 to March 31, 2012 when normal seasonal trends typically require significant growth in these categories. The Company’s current ratio was 1.03 at March 31, 2012 compared to 1.06 at March 31, 2011 and 1.05 at December 31, 2011. Total debt at March 31, 2012 decreased $17.5 million to $1.322 billion from $1.339 billion at March 31, 2011 and increased as a percentage of total capitalization to 46.7 percent from 45.4 percent at the end of the first quarter last year. Total debt increased $328.4 million and increased from 39.6 percent of total capitalization at December 31, 2011. At March 31, 2012, the Company had remaining borrowing ability of $1.584 billion. Net operating cash decreased $1.7 million in the first three months of 2012 to a cash usage of $154.8 million from a cash usage of $153.2 million in 2011 primarily due to a payment to the IRS for the 2011 ESOP settlement of $59.1 million partially offset by an increase in net income of $31.9 million. In the twelve month period from April 1, 2011 through March 31, 2012, the Company generated net operating cash of $734.1 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million. In that same period, the Company invested $159.6 million in capital additions and improvements, invested $44.4 million in acquisitions, decreased total debt $17.5 million, purchased $457.3 million in treasury stock and paid $154.9 million in cash dividends to its shareholders of common stock.

Net Working Capital, Debt and Other Long-Term Assets and Liabilities

Cash and cash equivalents decreased $7.2 million during the first three months of 2012. Cash requirements for increased sales and normal seasonal increases in working capital, a payment to the IRS for the 2011 ESOP settlement of $59.1 million, capital expenditures of $32.8 million, net payments made on long-term debt of $2.3 million, payments of cash dividends of $40.4 million and treasury stock purchases of $180.8 million were funded primarily by net cash from operations and net increase in short-term borrowings of $330.7 million. At March 31, 2012, the Company’s current ratio was 1.03 compared to 1.05 at December 31, 2011 and 1.06 a year ago. The decrease from a year ago was due primarily to the year-over-year increase in short-term borrowings and accounts payable more than offsetting increases in accounts receivable and inventories.

Goodwill and intangible assets increased $2.8 million from December 31, 2011 and decreased $17.8 million from March 31, 2011. The net increase during the first three months of 2012 was due primarily to foreign currency translation of $8.4 million and capitalization of software of $1.0 million partially offset by amortization of $6.6 million. The net decrease over the twelve-month period from March 31, 2011 resulted from amortization of $29.9 million, foreign currency translation of $14.2 million and impairments of $5.5 million partially offset by acquisitions of $24.3 million and capitalization of software of $7.6 million. See Note 5, on pages 53 to 54, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning goodwill and intangible assets.

Deferred pension assets increased $2.4 million during the first three months of 2012 and decreased $20.2 million from March 31, 2011. The decrease in the last twelve months was due primarily to decreases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 58 to 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s benefit plan assets.

Other assets at March 31, 2012 increased $12.7 million in the first three months of 2012 and $36.1 million from a year ago due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments during both time periods.

Net property, plant and equipment decreased $5.7 million in the first three months of 2012 and increased $4.4 million in the twelve months since March 31, 2011. The decrease in the first three months was primarily due to depreciation expense of $37.9 million and sale or disposition of fixed assets partially offset by capital expenditures of $32.8 million and changes in currency translation rates. Since March 31, 2011, capital expenditures of $159.6 million and acquisitions of $17.3 million were partially offset by depreciation expense of $151.8 million, dispositions or sale of assets with remaining net book value of $9.7 million, and changes in currency translation rates of $11.1 million. Capital expenditures during the first three months of 2012 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.

Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $606.9 million at an average rate of 0.24 percent at March 31, 2012. There were no borrowings under certain other short-term revolving and letter of credit agreements at March 31, 2012. Short-term borrowings outstanding under various foreign programs at March 31, 2012 were $70.1 million with a weighted average interest rate of 3.5 percent. The Company had unused capacity of $443.1 million at March 31, 2012 under the commercial paper program that is backed by the Company’s revolving credit agreement. On January 30, 2012, the Company entered into a five-year credit agreement, which was amended on February 6, 2012, February 13, 2012 and February 27, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit of up to an aggregate availability of $500 million. See Note 8, on pages 64 through 65, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s debt.

Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2011 and increased $1.8 million from March 31, 2011. The slight increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 58 to 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s benefit plan obligations.

Other long-term liabilities at March 31, 2012 increased $4.1 million in the first three months of 2012. The increase of $55.7 million from a year ago was due primarily to an increase in non-current deferred tax liabilities.

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

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2012. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2012.

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

The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2012 and 2011, the Company had accruals for environmental-related activities of $127.5 million and $150.8 million, respectively.

Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $97.8 million higher than the accruals at March 31, 2012.

Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2012. At March 31, 2012, $86.7 million, or 68.0 percent, related directly to these four sites. Of the aggregate unaccrued exposure at March 31, 2012, $67.7 million, or 69.2 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2011.

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

Contractual Obligations, Commercial Commitments and Warranties

Short-term borrowings increased $330.7 million to $677.0 million at March 31, 2012 from $346.3 million at December 31, 2011. Total long-term debt decreased $2.3 million to $644.8 million at March 31, 2012 from $647.1 million at December 31, 2011 and $660.9 million at March 31, 2011. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2012 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Changes to the Company’s accrual for product warranty claims in the first three months of 2012 are disclosed in Note 5.

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

Litigation

In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury,

environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred.

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

Public nuisance claim litigation. The Company and other companies are or were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island, the City of St. Louis, Missouri, various cities and counties in the State of New Jersey, various cities in the State of Ohio and the State of Ohio, the City of Chicago, Illinois, the City of Milwaukee, Wisconsin and the County of Santa Clara, California and other public entities in the State of California. Except for the Santa Clara County, California proceeding, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.

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

Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court’s decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff.

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

Department of Labor (DOL) Leveraged ESOP Investigation. As previously disclosed, the DOL’s investigation of transactions related to the Company’s ESOP (the “Leveraged ESOP Transactions”) remains open. On April 19, 2012, the Employee Benefits Security Administration of the DOL notified the Company, certain current and former directors and the ESOP trustee of potential enforcement claims asserting breaches of fiduciary obligations. The DOL is seeking compensatory and equitable remedies, including monetary damages to the ESOP for alleged losses to the ESOP. The Company believes that the DOL’s claims are subject to meritorious defenses and will vigorously defend any proceedings initiated by the DOL. The Company has not accrued any amounts for such claims.

Shareholders’ Equity

Shareholders’ equity decreased $8.3 million to $1.509 billion at March 31, 2012 from $1.517 billion at December 31, 2011 and decreased $99.3 million from $1.608 billion at March 31, 2011. Effective March 31, 2011, the Company retired all of its 125.4 million shares of common stock held in treasury, which resulted in decreases in treasury stock, common stock and retained earnings of $4.5 billion, $0.1 billion and $4.4 billion, respectively. The decrease in Shareholders’ equity for the first three months of 2012 resulted primarily from purchases of treasury stock of $180.8 million and cash dividends paid on common stock of $40.4 million partially offset by net income of $100.2 million, an increase in Other capital of $94.2 million resulting primarily from stock option exercises and a decrease in Cumulative other comprehensive loss of $31.6 million. Purchases of treasury stock for $457.3 million since March 31, 2011, cash dividends paid on common stock of $154.9 million and an increase in Cumulative other comprehensive loss of $78.8 million in twelve months, due primarily to unfavorable foreign currency translation effects, more than offset net income of $473.8 million and an increase in other capital of $130.2 million. During the first three months of 2012, the Company purchased 1.80 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 5.40 million shares of its common stock since March 31, 2011 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2012 to purchase 19.25 million shares of its common stock. At a meeting held on February 15, 2012, the Board of Directors increased the quarterly cash dividend from $.365 per common share to $.39 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2012, would result in an annual dividend for 2012 of $1.56 per common share or a 37.7 percent payout of 2011 diluted net income per common share.

Cash Flow

Net operating cash decreased $1.7 million in the first three months of 2012 to a cash usage of $154.8 million from a cash usage of $153.2 million in 2011 primarily due to a payment to the IRS for the 2011 ESOP settlement of $59.1 million partially offset by increased net income of $31.9 million. In the twelve month period from April 1, 2011 through March 31, 2012, the Company generated net operating cash of $734.1 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million, decreased total debt $8.8 million, invested $159.6 million in capital additions and improvements and $44.4 million in acquisitions of businesses, purchased $457.3 million in treasury stock and paid $154.9 million in cash dividends to its shareholders of common stock.

Market Risk

The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first three months of 2012, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Financial Covenant

Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2012, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 64 and 65, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS

Shown below are net sales and income before taxes by segment for the first quarter:

(thousands of dollars)
	Three Months Ended March 31,
	2012	2011	Change
Net Sales:
Paint Stores Group	$1,123,078	$929,267	20.9%
Consumer Group	320,373	294,930	8.6%
Global Finishes Group	483,075	435,317	11.0%
Latin America Coatings Group	208,594	194,849	7.1%
Administrative	1,224	1,223	0.1%

Total	$2,136,344	$1,855,586	15.1%

	Three Months Ended March 31,
	2012	2011	Change
Income Before Income Taxes:
Paint Stores Group	$112,713	$68,857	63.7%
Consumer Group	55,306	41,091	34.6%
Global Finishes Group	28,636	19,438	47.3%
Latin America Coatings Group	19,887	17,372	14.5%
Administrative	(74,227)	(52,045)	-42.6%

Total	$142,315	$94,713	50.3%

Consolidated net sales increased in the first quarter due primarily to higher paint sales volume and selling price increases.

Net sales of all consolidated foreign subsidiaries were up 6.8 percent to $501.8 million in the quarter versus $470.0 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to higher paint sales volume, selling price increases and acquisitions, which increased net sales 3.6 percent, partially offset by a 4.5 percent negative impact of foreign currency translation rate changes in the quarter. Net sales of all operations other than consolidated foreign subsidiaries were up 18.0 percent to $1.6 billion in the quarter as compared to $1.4 billion in the same period last year.

Net sales in the Paint Stores Group increased due primarily to higher paint sales volume and selling price increases. Net sales from stores open for more than twelve calendar months increased 20.4 percent in the quarter compared to last year’s comparable period. Total paint sales volume percentage increases were in the low double digits for the first three months as compared to last year’s comparable period. Sales of non-paint products increased by 16.3 percent over last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the first quarter due primarily to selling price increases and increased sales volume. Net sales in the Global Finishes Group stated in U.S. dollars increased in the first quarter primarily due to higher paint sales volume, selling price increases and acquisitions partially offset by unfavorable currency translation rate changes. Acquisitions increased sales by 3.9 percent for the first quarter. Currency translation rate changes decreased sales 2.3 percent in the quarter. Net sales in the Latin America Coatings Group stated in US dollars increased in the first quarter, which can primarily be attributed to selling price increases and higher paint sales volume partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 5.6 percent in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, was flat in the first quarter.

Consolidated gross profit increased $112.4 million in the first quarter compared to the same period in 2011. As a percent of sales, consolidated gross profit decreased to 42.6 percent in the quarter from 43.0 percent in the first quarter of 2011. The dollar increase was primarily due to increased paint sales volume, selling price increases and 2011 acquisitions partially offset by higher raw material costs. The decrease as a percent to sales was due primarily to increased raw material costs and the impact of 2011 acquisitions partially offset by selling price increases and increased paint sales volume.

The Paint Stores Group’s gross profit in the first quarter was higher than last year by $80.0 million due to increased paint sales volume and higher selling prices partially offset by increased raw material costs. The Paint Stores Group’s gross profit margins in the quarter were lower compared to the same period last year. The Consumer Group’s gross profit increased from last year by $15.6 million in the quarter due primarily to selling price increases and higher paint sales volume partially offset by increased raw material costs. The Consumer Group’s gross profit margins increased as a percent of sales for the first quarter compared to the same period last year primarily due to selling price increases partially offset by increased raw material costs. The Global Finishes Group’s gross profit increased $10.2 million in the first quarter compared to the same period last year, when stated in U.S. dollars, due primarily to higher paint sales volume, partially offset by increased raw material costs and unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were down as a percent of sales in the quarter compared to last year due to increased raw material costs partially offset by selling price increases. The Latin America Coatings Group’s gross profit in the first quarter increased by $3.4 million from the same period in the prior year, when stated in U.S. dollars. The Latin America Coatings Group’s gross profit margins were down as a percent of sales for the first quarter as compared to the same period last year primarily due to increased raw material costs partially offset by selling price increases. The Administrative segment’s gross profit increased by an insignificant amount in the first quarter compared to the same period last year.

Selling, general and administrative expenses (SG&A) increased $66.6 million in the first quarter of 2012 versus last year due primarily to increased expenses to support higher sales levels and net new store openings. As a percent of sales, consolidated SG&A decreased to 35.5 percent in the quarter from 37.2 percent in the first quarter of 2011 due to higher sales.

The Paint Stores Group’s SG&A increased $36.5 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up slightly for the first quarter of 2012 compared to the same period last year. The Global Finishes Group’s SG&A increased $7.1 million in the quarter relating primarily to higher sales volume and acquisitions. The Latin America Coatings Group’s SG&A increased $2.5 million in the first quarter due primarily to higher sales volume. The Administrative segment’s SG&A increased by $19.7 million in the first quarter due primarily to an increase in incentive compensation expense, including stock-based compensation, and information systems costs to integrate the previous acquisitions.

Other general expense – net increased $3.9 million in the first quarter. The increase in the quarter was primarily due to lower gains on sale of assets in the Administrative segment.

Other income – net increased $5.0 million in the first quarter primarily due to increased foreign currency gains primarily impacting the Global Finishes and Latin America Coatings Groups.

Consolidated income before income taxes increased $47.6 million in the first quarter due to higher segment profits across all operating segments partially offset by increased expenses in the Administrative segment.

The effective income tax rate of 29.6 percent for the first quarter of 2012 was higher than the 27.9 percent effective income tax rate for the first quarter of 2011 due primarily to the timing of discrete items.

Net income for the quarter increased $31.9 million to $100.2 million from $68.3 million in the first quarter of 2011. Diluted net income per common share increased 50.8 percent from $.63 per share in the first quarter of 2011 to $.95 per share in the first quarter of 2012.

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

	Three Months Ended
	March 31,
(thousands of dollars)	2012	2011
Net income	$100,216	$68,316
Interest expense	10,337	10,675
Income taxes	42,099	26,397
Depreciation	37,884	37,332
Amortization	6,599	6,394

EBITDA	$197,135	$149,114

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1—January 31
Share repurchase program (1)	87,700	$96.67	87,700	20,962,300

February 1—February 28
Share repurchase program (1)	1,412,300	$99.54	1,412,300	19,550,000
Employee transactions (2)	144,578	99.44		NA

March 1—March 31
Share repurchase program (1)	300,000	$105.80	300,000	19,250,000

Total
Share repurchase program (1)	1,800,000	$100.44	1,800,000	19,250,000
Employee transactions (2)	144,578	99.44		NA

(1)

All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20.0 million shares of its common stock. The Company had remaining authorization at March 31, 2012 to purchase 19.25 million shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5.	Other Information.

During the fiscal quarter ended March 31, 2012, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6.	Exhibits.

4	Five Year Credit Agreement Amendment No. 3, dated as of February 27, 2012, by and among The Sherwin-Williams Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders from time to time party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 27, 2012, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 25, 2012	By:	/s/ A.J. Mistysyn
A.J. Mistysyn
Vice President-Corporate Controller

April 25, 2012	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
4	Five Year Credit Agreement Amendment No. 3, dated as of February 27, 2012, by and among The Sherwin-Williams Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders from time to time party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated February 27, 2012, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document