Form 10-Q
period 2012-06-30
SHERWIN WILLIAMS CO
filed 2012-07-25
CIK 89800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value – 102,632,285 shares as of June 30, 2012.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 5. Other Information	46
Item 6. Exhibits	47

SIGNATURES	48
INDEX TO EXHIBITS	49
EX-4(a)
EX-4(b)
EX-4(c)
EX-4(d)
EX-4(e)
EX-10(a)
EX-10(b)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$2,573,022	$2,354,751	$4,709,366	$4,210,337
Cost of goods sold	1,422,425	1,331,996	2,648,930	2,390,174
Gross profit	1,150,597	1,022,755	2,060,436	1,820,163
Percent to net sales	44.7%	43.4%	43.8%	43.2%
Selling, general and administrative expenses	810,207	755,555	1,567,886	1,446,678
Percent to net sales	31.5%	32.1%	33.3%	34.4%
Other general expense (income)—net	3,086	(698)	8,123	474
Interest expense	10,230	11,747	20,567	22,422
Interest and net investment income	(625)	(808)	(1,167)	(1,131)
Other income—net	(104)	(57)	(5,091)	(9)

Income before income taxes	327,803	257,016	470,118	351,729
Income taxes	99,990	77,901	142,089	104,298

Net income	$227,813	$179,115	$328,029	$247,431

Net income per common share:
Basic	$2.23	$1.69	$3.20	$2.33

Diluted	$2.17	$1.66	$3.13	$2.29

Average shares outstanding—basic	101,446,643	104,676,477	101,758,496	104,833,745

Average shares and equivalents outstanding—diluted	104,003,128	106,876,461	104,100,046	107,104,025

Comprehensive income	$214,846	$191,507	$346,619	$280,596

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Thousands of dollars

	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$46,616	$32,696	$71,563
Accounts receivable, less allowance	1,237,832	989,873	1,183,825
Inventories:
Finished goods	851,827	730,727	853,715
Work in process and raw materials	179,651	196,082	213,296

	1,031,478	926,809	1,067,011
Deferred income taxes	148,685	149,207	128,492
Other current assets	159,391	163,008	187,291

Total current assets	2,624,002	2,261,593	2,638,182

Goodwill	1,122,274	1,108,008	1,113,721
Intangible assets	314,913	305,873	319,751
Deferred pension assets	232,591	228,350	253,117
Other assets	394,200	368,898	350,692

Property, plant and equipment:
Land	101,336	105,010	107,110
Buildings	665,162	668,802	684,881
Machinery and equipment	1,702,849	1,657,874	1,658,432
Construction in progress	47,588	41,264	39,732

	2,516,935	2,472,950	2,490,155
Less allowances for depreciation	1,578,540	1,516,420	1,531,849

	938,395	956,530	958,306

Total Assets	$5,626,375	$5,229,252	$5,633,769

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$604,985	$346,313	$571,130
Accounts payable	1,102,148	965,149	1,019,310
Compensation and taxes withheld	231,828	251,060	227,509
Accrued taxes	126,556	120,555	120,867
Current portion of long-term debt	4,246	7,823	9,507
Other accruals	462,040	471,761	441,489

Total current liabilities	2,531,803	2,162,661	2,389,812

Long-term debt	635,589	639,231	644,255
Postretirement benefits other than pensions	298,798	297,528	296,778
Other long-term liabilities	620,932	612,913	556,112

Shareholders’ equity:
Common stock—$1.00 par value:
102,632,285, 103,854,234 and 106,278,767 shares outstanding at June 30, 2012, December 31, 2011 and June 30, 2011, respectively	109,682	107,454	106,779
Preferred stock—convertible, no par value:
128,390, 160,273 and 194,275 shares outstanding at June 30, 2012, December 31, 2011 and June 30, 2011, respectively	128,390	160,273	194,275
Unearned ESOP compensation	(128,390)	(160,273)	(194,275)
Other capital	1,429,209	1,297,625	1,289,455
Retained earnings	1,003,693	756,372	637,434
Treasury stock, at cost	(654,043)	(276,654)	(41,700)
Cumulative other comprehensive loss	(349,288)	(367,878)	(245,156)

Total shareholders’ equity	1,539,253	1,516,919	1,746,812

Total Liabilities and Shareholders’ Equity	$5,626,375	$5,229,252	$5,633,769

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Thousands of dollars

	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net income	$328,029	$247,431
Adjustments to reconcile net income to net operating cash:
Depreciation	75,507	74,807
Amortization of intangible assets	12,963	13,127
Stock-based compensation expense	21,945	21,433
Provisions for qualified exit costs	1,582	936
Provisions for environmental-related matters	9,093	4,650
Defined benefit pension plans net cost	9,855	7,928
Net increase in postretirement liability	1,800	1,800
Other	494	(4,859)
Change in working capital accounts—net	(220,890)	(245,139)
Costs incurred for environmental-related matters	(20,165)	(8,180)
Costs incurred for qualified exit costs	(1,907)	(3,929)
Other	(16,194)	(1,839)

Net operating cash	202,112	108,166

INVESTING ACTIVITIES
Capital expenditures	(69,972)	(68,929)
Acquisitions of businesses, net of cash acquired	(43,993)	(2,612)
Proceeds from sale of assets	8,979	6,613
Decrease (increase) in other investments	14,848	(20,463)

Net investing cash	(90,138)	(85,391)

FINANCING ACTIVITIES
Net increase in short-term borrowings	260,193	168,465
Proceeds from long-term debt	1,846	30,625
Payments of long-term debt	(12,164)	(33,430)
Payments of cash dividends	(80,438)	(77,849)
Proceeds from stock options exercised	88,182	38,183
Income tax effect of stock-based compensation exercises and vesting	36,612	8,030
Treasury stock purchased	(362,623)	(132,734)
Other	(27,546)	127

Net financing cash	(95,938)	1,417

Effect of exchange rate changes on cash	(2,116)	(11,214)

Net increase in cash and cash equivalents	13,920	12,978
Cash and cash equivalents at beginning of year	32,696	58,585

Cash and cash equivalents at end of period	$46,616	$71,563

Income taxes paid	$97,709	$42,952
Interest paid	20,899	11,944

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended June 30, 2012 and 2011

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

There have been no significant changes in critical accounting policies since December 31, 2011. Accounting estimates were revised as necessary during the first six months of 2012 based on new information and changes in facts and circumstances. Certain amounts in the 2011 condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

The consolidated results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

During the six months ended June 30, 2012, there were no other new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that affect the Company’s results of operations, financial condition, liquidity or disclosures.

NOTE 3—DIVIDENDS

Dividends paid on common stock during each of the first two quarters of 2012 and 2011 were $.390 per common share and $.365 per common share, respectively.

NOTE 4—COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$227,813	$179,115	$328,029	$247,431
Foreign currency translation adjustments	(16,259)	9,384	11,921	26,889
Amortization of net prior service costs and net actuarial losses, net of taxes (1)	3,388	3,435	6,784	6,684
Adjustments of marketable equity securities, net of taxes (2)	(96)	(427)	(115)	(408)

Comprehensive income	$214,846	$191,507	$346,619	$280,596

(1)

The tax effect of amortization of net prior service costs and net actuarial losses was $(3,017) and $(6,037) for the three and six months ended June 30, 2012 and $(2,873) and $(5,961) for the three and six months ended June 30, 2011.

(2)	The tax effect of adjustments of marketable equity securities was $61 and $74 for the three and six months ended June 30, 2012 and $273 and $261 for the three and six months ended June 30, 2011.

NOTE 5—PRODUCT WARRANTIES

Changes in the Company’s accrual for product warranty claims during the first six months of 2012 and 2011, including customer satisfaction settlements, were as follows:

(Thousands of dollars)	2012	2011
Balance at January 1	$22,071	$23,103
Charges to expense	11,710	14,445
Settlements	(10,842)	(12,746)

Balance at June 30	$22,939	$24,802

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

In the six months ended June 30, 2012, five stores in the Paint Stores Group, two branches and one facility in the Global Finishes Group and four stores in the Latin America Coatings Group were closed due to lower demand or redundancy.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2012:

(Thousands of dollars) Exit Plan	Balance at December 31, 2011	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Adjustments to prior provisions in Other general expense—net	Balance at June 30, 2012
Global Finishes Group facility shutdown in 2012:
Severance and related costs		$1,617			$1,617
Consumer Group manufacturing facilities shutdown in 2011:
Severance and related costs	$197		$(133)		64
Paint Stores Group stores shutdown in 2011:
Other qualified exit costs	156		(141)	$(7)	8
Global Finishes Group branches shutdown in 2011:
Severance and related costs	129		(129)
Other qualified exit costs	470		(95)		375
Global Finishes Group branches shutdown in 2010:
Other qualified exit costs	955		(70)		885
Other qualified exit costs for facilities shutdown prior to 2010	8,493		(1,339)	(28)	7,126

Totals	$10,400	$1,617	$(1,907)	$(35)	$10,075

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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS

Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$4,732	$4,007	$893	$961	$736	$874
Interest cost	4,331	4,707	1,724	1,094	3,380	3,895
Expected return on assets	(11,211)	(11,611)	(1,677)	(681)
Amortization of:
Prior service cost (credit)	398	409			(164)	(164)
Actuarial loss	5,485	4,877	252	220	428	626

Net periodic benefit cost	$3,735	$2,389	$1,192	$1,594	$4,380	$5,231

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$9,464	$8,014	$1,785	$1,896	$1,472	$1,748
Interest cost	8,662	9,414	3,449	2,164	6,760	7,790
Expected return on assets	(22,421)	(23,221)	(3,354)	(1,346)
Amortization of:
Prior service cost (credit)	796	818			(328)	(328)
Actuarial loss	10,971	9,754	503	435	857	1,252

Net periodic benefit cost	$7,472	$4,779	$2,383	$3,149	$8,761	$10,462

For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 8—OTHER LONG-TERM LIABILITIES

The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2012, the unaccrued maximum of the estimated range of possible outcomes is $97.7 million higher than the minimum.

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

Included in Other long-term liabilities at June 30, 2012 and 2011 were accruals for extended environmental-related activities of $83.9 million and $87.5 million, respectively. Estimated costs of current investigation and remediation activities of $42.9 million and $60.0 million are included in Other accruals at June 30, 2012 and 2011, respectively.

Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2012. At June 30, 2012, $84.6 million, or 66.7 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $97.7 million at June 30, 2012, $66.2 million, or 67.8 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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

The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions.

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

NOTE 10—OTHER

Other general expense (income)—net

Included in Other general expense (income)—net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provisions for environmental matters—net	$3,988	$(702)	$9,093	$4,650
(Gain) loss on disposition of assets	(814)	10	(935)	(4,399)
Adjustments to prior provisions for qualified exit costs	(88)	(6)	(35)	223

Total	$3,086	$(698)	$8,123	$474

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

Other income—net

Included in Other income—net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend and royalty income	$(851)	$(1,660)	$(2,101)	$(2,985)
Net expense from financing activities	1,041	1,826	4,021	3,949
Foreign currency related losses (gains)	1,374	1,605	(3,704)	2,919
Other income	(5,229)	(5,019)	(8,480)	(8,336)
Other expense	3,561	3,191	5,173	4,444

Total	$(104)	$(57)	$(5,091)	$(9)

The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.

Foreign currency related losses (gains) included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at June 30, 2011. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at June 30, 2011. There were no foreign currency option and forward contracts outstanding at June 30, 2012.

Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.

NOTE 11—INCOME TAXES

The effective tax rate was 30.5 percent and 30.2 percent for the second quarter and first six months of 2012, respectively, compared to 30.3 percent and 29.7 percent for the second quarter and first six months of 2011, respectively.

At December 31, 2011, the Company had $29.7 million in unrecognized tax benefits, the recognition of which would have an effect of $25.6 million on the current provision for income taxes. At June 30, 2012, the amounts were reduced to $24.6 million and $21.2 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2011, was $7.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. At June 30, 2012, this amount was reduced to $4.3 million. The above reductions in unrecognized tax benefits during the first six months of 2012 were primarily due to the expiration of the statutes related to the 2006 and 2007 federal income tax years as well as the recognition of the related state income tax benefits. The above recognition of income tax benefits had a favorable impact on the Company’s effective tax rate for the second quarter and first six months of 2012.

The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2011, the Company had accrued $8.1 million for the potential payment of income tax interest and penalties. This amount was reduced to $6.8 million at June 30, 2012 primarily due to the expiration of the 2006 and 2007 federal statutes noted above.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As disclosed in Note 15 in the Company’s 2011 Annual Report on Form 10-K, the Company has fully resolved all IRS issues for the 2003 through 2009 tax years relating to the matters challenging the ESOP related federal income tax deductions claimed by the Company. With the exception of $2.0 million of interest related to the 2008 tax year, all ESOP related settlement payments have been made to the IRS. The Department of Labor’s investigation of the Leveraged ESOP Transactions remains open. Refer to Note 9 for more information. The IRS commenced an examination of the Company’s U.S. income tax returns for the 2008 and 2009 tax years in the third quarter of 2011. Field work is expected to be completed during 2012. At this time, the Company has determined that an insignificant refund is due for issues under review during this audit period.

As of June 30, 2012, the Company is subject to non-U.S. income tax examinations for the tax years of 2004 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2011.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Average common shares outstanding	101,446,643	104,676,477	101,758,496	104,833,745

Net income	$227,813	$179,115	$328,029	$247,431
Less net income allocated to unvested restricted shares	(1,908)	(2,039)	(2,689)	(2,709)

Net income allocated to common shares	$225,905	$177,076	$325,340	$244,722

Basic net income per common share	$2.23	$1.69	$3.20	$2.33

Diluted
Average common shares outstanding	101,446,643	104,676,477	101,758,496	104,833,745
Stock options and other contingently issuable shares (1)	2,556,485	2,199,984	2,341,550	2,270,280

Average common shares outstanding assuming dilution	104,003,128	106,876,461	104,100,046	107,104,025

Net income	$227,813	$179,115	$328,029	$247,431
Less net income allocated to unvested restricted shares assuming dilution	(1,865)	(2,004)	(2,633)	(2,666)

Net income allocated to common shares assuming dilution	$225,948	$177,111	$325,396	$244,765

Diluted net income per common share	$2.17	$1.66	$3.13	$2.29

(1)

Stock options and other contingently issuable shares excluded 54,675 shares for the three and six months ended June 30, 2011 due to their anti-dilutive effect. There were no options excluded due to their anti-dilutive effect for the three and six months ended June 30, 2012.

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

(Thousands of dollars)	Three Months Ended June 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,488,109	$397,749		$498,693	$187,281	$1,190	$2,573,022
Intersegment transfers		655,276		1,935	11,649	(668,860)

Total net sales and intersegment transfers	$1,488,109	$1,053,025		$500,628	$198,930	$(667,670)	$2,573,022

Segment profit	$266,982	$80,757	*	$48,032	$9,281		$405,052
Interest expense						$(10,230)	(10,230)
Administrative expenses and other						(67,019)	(67,019)

Income before income taxes	$266,982	$80,757		$48,032	$9,281	$(77,249)	$327,803

	Three Months Ended June 30, 2011
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,299,047	$375,634		$482,695	$196,176	$1,199	$2,354,751
Intersegment transfers		576,422		2,072	9,537	(588,031)

Total net sales and intersegment transfers	$1,299,047	$952,056		$484,767	$205,713	$(586,832)	$2,354,751

Segment profit	$206,631	$61,371	*	$30,249	$15,821		$314,072
Interest expense						$(11,747)	(11,747)
Administrative expenses and other						(45,309)	(45,309)

Income before income taxes	$206,631	$61,371		$30,249	$15,821	$(57,056)	$257,016

*	Segment profit includes $7,968 and $6,861 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the second quarter of 2012 and 2011, respectively.

	Six Months Ended June 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,611,187	$718,122		$981,768	$395,874	$2,415	$4,709,366
Intersegment transfers		1,158,776		4,265	22,624	(1,185,665)

Total net sales and intersegment transfers	$2,611,187	$1,876,898		$986,033	$418,498	$(1,183,250)	$4,709,366

Segment profit	$379,694	$136,063	**	$76,669	$29,168		$621,594
Interest expense						$(20,567)	(20,567)
Administrative expenses and other						(130,909)	(130,909)

Income before income taxes	$379,694	$136,063		$76,669	$29,168	$(151,476)	$470,118

	Six Months Ended June 30, 2011
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,228,314	$670,564		$918,012	$391,025	$2,422	$4,210,337
Intersegment transfers		994,570		3,370	17,977	(1,015,917)

Total net sales and intersegment transfers	$2,228,314	$1,665,134		$921,382	$409,002	$(1,013,495)	$4,210,337

Segment profit	$275,488	$102,462	**	$49,687	$33,193		$460,830
Interest expense						$(22,422)	(22,422)
Administrative expenses and other						(86,679)	(86,679)

Income before income taxes	$275,488	$102,462		$49,687	$33,193	$(109,101)	$351,729

**	Segment profit includes $14,644 and $11,809 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first six months of 2012 and 2011, respectively.

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

Net external sales and segment profit of all consolidated foreign subsidiaries were $491.9 million and $32.5 million, respectively, for the second quarter of 2012, and $507.1 million and $34.4 million, respectively, for the second quarter of 2011. Net external sales and segment profit of these subsidiaries were $993.8 million and $67.3 million, respectively, for the first six months of 2012, and $977.1 million and $61.8 million, respectively, for the first six months of 2011. Long-lived assets of these subsidiaries totaled $637.7 million and $671.1 million at June 30, 2012 and June 30, 2011, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.

NOTE 14—ACQUISITIONS

Effective June 1, 2012, the Company acquired Geocel Corporation. Geocel manufactures innovative caulks, sealants, and adhesives specially designed for tough construction and repair applications in commercial, residential, industrial and transport non-automotive markets. Geocel has operations in both the United States and United Kingdom. The acquisition strengthens the Consumer Group’s sealant and adhesive market position. The acquisition resulted in the recognition of goodwill and intangible assets.

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

The following unaudited pro-forma summary presents consolidated financial information as if Geocel and Leighs Paints had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2011 or of future results of operations of Geocel and Leighs Paints under ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$2,582,156	$2,387,005	$4,736,462	$4,272,819
Net income	228,799	179,570	330,422	248,667

Net income per common share:
Basic	$2.24	$1.70	$3.22	$2.35
Diluted	$2.18	$1.66	$3.15	$2.30

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

(Thousands of dollars)	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan asset (1)	$19,094	$14,466	$4,628

Liabilities:
Deferred compensation plan liability (2)	$28,012	$28,012

(1)

The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $19,086.

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

(Thousands of dollars)	June 30, 2012		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$632,448	$694,626	$632,400	$676,031
Non-traded debt	7,387	7,120	21,362	20,309

On January 30, 2012, the Company entered into a five-year credit agreement, which was amended on February 6, 2012, February 13, 2012 and February 27, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit of up to an aggregate availability of $500 million.

On April 23, 2012, the Company entered into a new five-year credit agreement, which was amended on April 25, 2012 and May 7, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250 million.

On June 29, 2012, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, entered into a CAD 75 million five-year revolving credit facility. The credit facility replaced the existing three-year credit facility, and will be used for general corporate purposes, including refinancing indebtedness and for acquisitions.

NOTE 17—NON-TRADED INVESTMENTS

The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $250.5 million and $215.8 million at June 30, 2012 and 2011, respectively. The liability for estimated future capital contributions to the investments was $233.7 million and $190.0 million at June 30, 2012 and 2011, respectively.

NOTE 18—CAPITAL STOCK

On March 31, 2011, the Company retired all of its 125.4 million shares of common stock held in treasury at that date, which decreased Treasury stock, Common stock and Retained earnings by $4.5 billion, $0.1 billion and $4.4 billion, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

SUMMARY

The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into four reportable segments—Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 6 through 15 and Note 19, on pages 76 through 79, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Reportable Segments.

The Company’s financial condition, liquidity and cash flow were strong in the second quarter of 2012 primarily due to improving domestic architectural paint demand. Net working capital decreased $156.2 million at June 30, 2012 compared to the end of the second quarter of 2011 due to an increase in current liabilities and a slight decrease in current assets. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash increased $93.9 million in the first six months of 2012, including a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012, to a cash source of $202.1 million from a cash source of $108.2 million in 2011. In the twelve month period from July 1, 2011 through June 30, 2012, the Company generated net operating cash of $829.8 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million.

Consolidated net sales increased 9.3 percent in the second quarter to $2.573 billion from $2.355 billion in the second quarter of 2011, and increased 11.9 percent in the first six months of 2012 to $4.709 billion from $4.210 billion in the first six months of 2011 due primarily to higher paint sales volume and selling price increases. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter to 44.7 percent from 43.4 percent in 2011 and increased to 43.8 percent from 43.2 percent in the first six months due primarily to selling price increases and increased paint volume. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 31.5 percent from 32.1 percent in the second quarter of 2011 and decreased to 33.3 percent from 34.4 percent in the first six months due primarily to increased sales and good expense control across all Reportable Segments. Interest expense decreased $1.5 million in the second quarter and decreased $1.9 million in the first six months of 2012. The effective income tax rate for second quarter of 2012 was 30.5 percent compared to 30.3 percent in 2011, and the rate for the first six months of 2012 was 30.2 percent compared to 29.7 percent in 2011. Diluted net income per common share increased to $2.17 per share for the second quarter of 2012 from $1.66 per share a year ago and increased to $3.13 per share from $2.29 per share in the first six months.

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

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW

Overview

The Company’s financial condition, liquidity and cash flow were strong in the first six months of 2012 primarily due to improving domestic architectural paint demand. Net working capital decreased $156.2 million at June 30, 2012 compared to the end of the second quarter of 2011 due to an increase in current liabilities and a slight decrease in current assets. Accounts receivable increased $54.0 million while inventories decreased $35.5 million and all other current assets decreased $32.7 million. Accounts payable increased $82.8 million while all other current liabilities increased $59.2 million from June 30, 2011. Net working capital increases were impacted primarily by increased sales and higher raw material costs. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first six months of 2012, short-term borrowings increased $258.7 million and accounts payable increased $137.0 million from December 31, 2011 primarily due to the seasonal increase in need for working capital and higher raw material costs, and all other current liabilities decreased $26.5 million primarily due to timing of tax payments. Accounts receivable and inventories increased $352.6 million from December 31, 2011 to June 30, 2012 when normal seasonal trends typically require significant growth in these categories. The Company’s current ratio was 1.04 at June 30, 2012 compared to 1.10 at June 30, 2011 and 1.05 at December 31, 2011. Total debt at June 30, 2012 increased $19.9 million to $1.245 billion from $1.225 billion at June 30, 2011 and increased as a percentage of total capitalization to 44.7 percent from 41.2 percent at the end of the second quarter last year. Total debt increased $251.5 million and increased from 39.6 percent of total capitalization at December 31, 2011. At June 30, 2012, the Company had remaining borrowing ability of $1.643 billion. Net operating cash increased $93.9 million in the first six months of 2012 to a cash source of $202.1 million from a cash source of $108.2 million in 2011 primarily due to an increase in net income of $80.6 million and improved working capital management partially offset by a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012. Net investing cash usage increased $4.7 million in the first six months of 2012 to a usage of $90.1 million from a usage of $85.4 million in 2011 primarily due to increased cash used to acquire businesses partially offset by changes in other investments. Net financing cash usage increased $97.3 million to a usage of $95.9 million in the first six months of 2012 from a source of $1.4 million in 2011 primarily due to increases in treasury stock purchases of $229.9 million in the first six months of 2012 partially offset by net increases in short-term borrowings of $91.7 million. In the twelve month period from July 1, 2011 through June 30, 2012, the Company generated net operating cash of $829.8 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million, used $282.5 million in investing activities, and used $572.6 million in financing activities. In that same period, the Company invested $154.8 million in capital additions and improvements, invested $85.8 million in acquisitions, received net proceeds from total debt of $31.8 million, purchased $597.3 million in treasury stock and paid $156.1 million in cash dividends to its shareholders of common stock.

Net Working Capital, Debt and Other Long-Term Assets and Liabilities

Cash and cash equivalents increased $13.9 million during the first six months of 2012. Cash requirements for increased sales and normal seasonal increases in working capital, a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012, capital expenditures of $70.0 million, net payments made on long-term debt of $10.3 million, payments of cash dividends of $80.4 million and treasury stock purchases of $362.6 million were funded primarily by net cash from operations and net increase in short-term borrowings of $258.7 million. At June 30, 2012, the Company’s current ratio was 1.04 compared to 1.05 at December 31, 2011 and 1.10 a year ago. The decrease from a year ago was due primarily to the year-over-year increase in accounts payable and short-term borrowings more than offsetting increases in accounts receivable.

Goodwill and intangible assets increased $23.3 million from December 31, 2011 and increased $3.7 million from June 30, 2011. The net increase during the first six months of 2012 was due primarily to acquisitions of $34.5 million, capitalization of software of $1.4 million and foreign currency translation of $0.4 million partially offset by amortization of $13.0 million. The net increase over the twelve-month period from June 30, 2011 resulted from acquisitions of $58.8 million and capitalization of software of $4.8 million partially offset by amortization of $29.5 million, foreign currency translation of $24.9 million and impairments of $5.5 million. See Note 5, on pages 53 to 54, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning goodwill and intangible assets.

Deferred pension assets increased $4.2 million during the first six months of 2012 and decreased $20.5 million from June 30, 2011. The decrease in the last twelve months was due primarily to decreases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 58 to 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s benefit plan assets.

Other assets at June 30, 2012 increased $25.3 million in the first six months of 2012 and $43.5 million from a year ago due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments during both time periods.

Net property, plant and equipment decreased $18.1 million in the first six months of 2012 and decreased $19.9 million in the twelve months since June 30, 2011. The decrease in the first six months was primarily due to depreciation expense of $75.5 million, sale or disposition of fixed assets of $8.0 million and changes in currency translation rates of $9.6 million partially offset by capital expenditures of $70.0 million and acquisitions of $5.1 million. Since June 30, 2011, depreciation expense of $151.9 million, dispositions or sale of assets with remaining net book value of $13.9 million and changes in currency translation rates of $30.0 million were partially offset by capital expenditures of $154.8 million and acquisitions of $21.0 million. Capital expenditures during the first six months of 2012 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.

Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $543.9 million at an average rate of 0.27 percent at June 30, 2012. There were no borrowings under certain other short-term revolving and letter of credit agreements at June 30, 2012. Short-term borrowings outstanding under various foreign programs at June 30, 2012 were $61.3 million with a weighted average interest rate of 3.1 percent. The Company had unused capacity of $506.1 million at June 30, 2012 under the commercial paper program that is backed by the Company’s revolving credit agreement. On January 30, 2012, the Company entered into a five-year credit agreement, which was amended on February 6, 2012, February 13, 2012 and February 27, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit of up to an aggregate availability of $500 million. On April 23, 2012, the Company entered into a new five-year credit agreement, which was amended on April 25, 2012 and May 7, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250 million. On June 29, 2012, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, entered into a CAD 75 million five-year revolving credit facility. The credit facility replaced the existing three-year credit facility, and will be used for general corporate purposes, including refinancing indebtedness and for acquisitions. See Note 8, on pages 64 through 65, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s debt.

Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2011 and increased $2.0 million from June 30, 2011. The slight increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 58 to 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s benefit plan obligations.

Other long-term liabilities at June 30, 2012 increased $8.0 million in the first six months of 2012. The increase of $64.8 million from a year ago was due primarily to an increase in non-current deferred tax liabilities.

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

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2012. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2012.

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

The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2012 and 2011, the Company had accruals for environmental-related activities of $126.8 million and $147.5 million, respectively.

Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $97.7 million higher than the accruals at June 30, 2012.

Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2012. At June 30, 2012, $84.6 million, or 66.7 percent, related directly to these four sites. Of the aggregate unaccrued exposure at June 30, 2012, $66.2 million, or 67.8 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2011.

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

Contractual Obligations, Commercial Commitments and Warranties

Short-term borrowings increased $258.7 million to $605.0 million at June 30, 2012 from $346.3 million at December 31, 2011. Total long-term debt decreased $7.2 million to $639.8 million at June 30, 2012 from $647.1 million at December 31, 2011 and $653.8 million at June 30, 2011. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter or the first six months of 2012 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Changes to the Company’s accrual for product warranty claims in the first six months of 2012 are disclosed in Note 5.

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

The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions.

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

Shareholders’ Equity

Shareholders’ equity increased $22.3 million to $1.539 billion at June 30, 2012 from $1.517 billion at December 31, 2011 and decreased $207.6 million from $1.747 billion at June 30, 2011. Effective March 31, 2011, the Company retired all of its 125.4 million shares of common stock held in treasury, which resulted in decreases in treasury stock, common stock and retained earnings of $4.357 billion, $0.125 billion and $4.482 billion, respectively. The increase in Shareholders’ equity for the first six months of 2012 resulted primarily from net income of $328.0 million, an increase in Other capital of $131.6 million, resulting primarily from stock option exercises, and a decrease in Cumulative other comprehensive loss of $18.6 million partially offset by purchases of treasury stock of $362.6 million and cash dividends paid on common stock of $80.4 million. Since June 30, 2011, purchases of treasury stock for $597.3 million cash dividends paid on common stock of $156.1 million and an increase in Cumulative other comprehensive loss of $104.1 million in twelve months, due primarily to unfavorable foreign currency translation effects, more than offset net income of $522.5 million and an increase in Other capital of $139.8 million. During the first six months of 2012, the Company purchased 3.30 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 6.40 million shares of its common stock since June 30, 2011 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2012 to purchase 17.75 million shares of its common stock. At a meeting held on July 18, 2012, the Board of Directors increased the quarterly cash dividend from $.365 per common share to $.39 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2012, would result in an annual dividend for 2012 of $1.56 per common share or a 37.7 percent payout of 2011 diluted net income per common share.

Cash Flow

Net operating cash increased $93.9 million in the first six months of 2012 to a cash source of $202.1 million from a cash source of $108.2 million in 2011 primarily due to an increase in net income of $80.6 million and improved working capital management partially offset by a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012. Net investing cash usage increased $4.7 million in the first six months of 2012 to a usage of $90.1 million from a usage of $85.4 million in 2011 primarily due to increased cash used to acquire businesses partially offset by changes in other investments. Net financing cash usage increased $97.3 million to a usage of $95.9 million in the first six months of 2012 from a source of $1.4 million in 2011 primarily due to increases in treasury stock purchases of $229.9 million in the first six months of 2012 partially offset by net increases in short-term borrowings of $91.7 million. In the twelve month period from July 1, 2011 through June 30, 2012, the Company generated net operating cash of $829.8 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million, used $282.5 million in investing activities, and used $572.6 million in financing activities. In that same period, the Company invested $154.8 million in capital additions and improvements, invested $85.8 million in acquisitions, received net proceeds from total debt $31.8 million, purchased $597.3 million in treasury stock and paid $156.1 million in cash dividends to its shareholders of common stock.

Market Risk

The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first six months of 2012, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Financial Covenant

Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio for that facility was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2012, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 64 and 65, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS

Shown below are net sales and income before taxes by segment for the second quarter and first six months:

(thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net Sales:
Paint Stores Group	$1,488,109	$1,299,047	14.6%	$2,611,187	$2,228,314	17.2%
Consumer Group	397,749	375,634	5.9%	718,122	670,564	7.1%
Global Finishes Group	498,693	482,695	3.3%	981,768	918,012	6.9%
Latin America Coatings Group	187,281	196,176	-4.5%	395,874	391,025	1.2%
Administrative	1,190	1,199	-0.8%	2,415	2,422	-0.3%

Total	$2,573,022	$2,354,751	9.3%	$4,709,366	$4,210,337	11.9%

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Income Before Income Taxes:
Paint Stores Group	$266,982	$206,631	29.2%	$379,694	$275,488	37.8%
Consumer Group	80,757	61,371	31.6%	136,063	102,462	32.8%
Global Finishes Group	48,032	30,249	58.8%	76,669	49,687	54.3%
Latin America Coatings Group	9,281	15,821	-41.3%	29,168	33,193	-12.1%
Administrative	(77,249)	(57,056)	-35.4%	(151,476)	(109,101)	38.8%

Total	$327,803	$257,016	27.5%	$470,118	$351,729	33.7%

Consolidated net sales increased in the second quarter and first six months of 2012 due primarily to higher paint sales volume and selling price increases.

Net sales of all consolidated foreign subsidiaries were down 3.0 percent to $491.9 million in the quarter and up 1.7 percent to $993.8 million in the first six months versus $507.1 million and $977.1 million in the same periods last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to a 10.8 percent negative impact of foreign currency translation rate changes partially offset by acquisitions, which increased net sales 4.6 percent in the quarter, and selling price increases. The increase in the first six months was due primarily to higher paint sales volume, selling price increases and acquisitions, which increased net sales 4.1 percent in the first six months, partially offset by a 7.8 percent negative impact of foreign currency translation rate changes in the first six months. Net sales of all operations other than consolidated foreign subsidiaries were up 12.6 percent to $2.081 billion in the quarter and up 14.9 percent to $3.716 billion in the first six months as compared to $1.848 billion and $3.233 billion in the same periods last year.

Net sales in the Paint Stores Group increased due primarily to higher paint sales volume and selling price increases. Net sales from stores open for more than twelve calendar months increased 13.9 percent in the quarter and increased 16.6 percent in the first six months compared to last year’s comparable periods. Total paint sales volume percentage increases were in the high single digits for the quarter and first six months as compared to last year’s comparable periods. Sales of non-paint products increased by 9.4 percent over last year’s second quarter and increased by 12.4 percent over last year’s first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the second quarter and first six months due primarily to selling price increases. Net sales in the Global Finishes Group stated in U.S. dollars increased in the second quarter and first six months primarily due to selling price increases, acquisitions and higher paint sales volume partially offset by unfavorable currency translation rate changes. Acquisitions increased sales by 3.7 percent and 3.8 percent for the second quarter and the first six months, respectively. Currency translation rate changes decreased sales 5.4 percent in the quarter and 3.9 percent in the first six months. Net sales in the Latin America Coatings Group stated in US dollars decreased in the second quarter, which can primarily be attributed to unfavorable currency translation rate changes partially offset by selling price increases and higher paint sales volume. Net sales in the Latin America Coatings Group stated in US dollars increased in the first six months primarily due to selling price increases and higher paint sales volume partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 14.5 percent in the quarter and 10.1 percent in the first six months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, was essentially flat in the second quarter and first six months.

Consolidated gross profit increased $127.8 million in the second quarter and increased $240.3 million in the first six months of 2012 compared to the same periods in 2011. As a percent of sales, consolidated gross profit increased to 44.7 percent in the quarter from 43.4 percent in the second quarter of 2011 and improved to 43.8 percent in the first six months of 2012 from 43.2 percent last year. The percent to sales and dollar increases for both periods were primarily due to increased paint sales volume and selling price increases partially offset by higher raw material costs.

The Paint Stores Group’s gross profit was higher than last year by $100.3 million in the second quarter and was higher than last year by $180.2 in the first six months due to increased paint sales volume and higher selling prices partially offset by increased raw material costs. The Paint Stores Group’s gross profit margins were higher in the quarter and were lower in the first six months compared to the same periods last year. The Consumer Group’s gross profit increased by $27.5 million in the quarter and increased by $43.1 million in the first six months due primarily to selling price increases partially offset by increased raw material costs. The Consumer Group’s gross profit margins increased as a percent of sales for the second quarter and the first six months compared to the same periods last year primarily due to selling price increases partially offset by increased raw material costs. The Global Finishes Group’s gross profit increased $11.3 million in the second quarter and increased $21.6 million in the first six months compared to the same periods last year, when stated in U.S. dollars, due primarily to selling price increases, acquisitions and higher paint sales volume partially offset by increased raw material costs and unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter, due to selling price increases and higher sales volume partially offset by increased raw material costs, and flat in the first six months compared to last year. The Latin America Coatings Group’s gross profit decreased by $4.5 million in the second quarter and its gross profit decreased by $1.0 million in the first six months from the same periods in the prior year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes. The Latin America Coatings Group’s gross profit margins were down as a percent of sales for the second quarter and the first six months as compared to the same periods last year primarily due to unfavorable currency translation rate changes and increased raw material costs partially offset by selling price increases and higher paint sales volume. The Administrative segment’s gross profit decreased by an insignificant amount in the second quarter and in the first six months compared to the same periods last year.

Selling, general and administrative expenses (SG&A) increased $54.7 million in the second quarter and increased $121.2 million in the first six months of 2012 versus last year due primarily to increased expenses to support higher sales levels and net new store openings. As a percent of sales, consolidated SG&A decreased to 31.5 percent in the quarter and decreased to 33.3 percent in the first six months from 32.1 percent in the second quarter and 34.4 percent in the first six months of 2011 due to higher sales.

The Paint Stores Group’s SG&A increased $40.5 million in the second quarter and increased $77.0 million in the first six months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $7.8 million in the quarter and $8.6 million in the first six months of 2012 compared to the same periods last year. The Global Finishes Group’s SG&A decreased $2.0 million in the quarter and increased $5.1 million in the first six months. The Latin America Coatings Group’s SG&A decreased $1.1 million in the second quarter and increased $1.4 million in the first six months. The Administrative segment’s SG&A increased by $9.4 million in the second quarter and increased by $29.1 million in the first six months due primarily to an increase in incentive compensation expense, including stock-based compensation, and information systems costs to integrate the previous acquisitions.

Other general expense—net increased $3.8 million in the second quarter and increased by $7.6 million in the first six months. The increase in the quarter was primarily due to increased provisions for environmental expenses in the Administrative segment. The increase in the first six months was primarily due to increased provisions for environmental expenses partially offset by decreased gain on the sale of assets.

Other income—net was flat in the second quarter and increased $5.1 million in the first six months primarily due to increased foreign currency gains primarily impacting the Global Finishes and Latin America Coatings Groups.

Consolidated income before income taxes increased $70.8 million in the second quarter and increased $118.4 million in the first six months of 2012 due to higher segment profits in Paint Stores, Consumer and Global Finishes Groups partially offset by decreased profits in Latin America Coatings Group and increased expenses in the Administrative segment.

The effective income tax rate of 30.5 percent for the second quarter of 2012 was higher than the 30.3 percent effective income tax rate for the second quarter of 2011 due primarily to the timing of discrete items. The effective income tax rate of 30.2 percent for the first six months of 2012 was higher than the 29.7 percent effective income tax rate for the first six months of 2011 due primarily to the timing of discrete items.

Net income for the quarter increased $48.7 million to $227.8 million from $179.1 million in the second quarter of 2011 and increased $80.6 million to $328.0 million from $247.4 million in the first six months of 2011. Diluted net income per common share increased 30.7 percent from $1.66 per share in the second quarter of 2011 to $2.17 per share in the second quarter of 2012. Diluted net income per common share increased 36.7 percent from $2.29 in the first six months of 2011 to $3.13 in the first six months of 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(thousands of dollars)
Net income	$227,813	$179,115	$328,029	$247,431
Interest expense	10,230	11,747	20,567	22,422
Income taxes	99,990	77,901	142,089	104,298
Depreciation	37,623	37,475	75,507	74,807
Amortization	6,364	6,733	12,963	13,127

EBITDA	$382,020	$312,971	$579,155	$462,085

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

Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include such things as: (a) the duration and severity of the current negative global economic and financial conditions; (b) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (c) competitive factors, including pricing pressures and product innovation and quality; (d) changes in raw material and energy supplies and pricing; (e) changes in the Company’s relationships with customers and suppliers; (f) the Company’s ability to attain cost savings from productivity initiatives; (g) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, including the recent acquisitions of Becker Acroma Industrial Wood Coatings, Sayerlack Industrial Wood Coatings, Pinturas Condor, Leighs Paints and Geocel, as well as the performance of the businesses acquired; (h) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (i) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing governmental policies, laws and regulations; (j) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Europe, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (k) the achievement of growth in foreign markets, such as Asia, Europe, Mexico and South America; (l) increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment; (m) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (n) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (o) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (p) unusual weather conditions.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan

April 1 - April 30
Share repurchase program (1)	150,000	$120.71	150,000	19,100,000

May 1 - May 31
Share repurchase program (1)	1,350,000	$121.28	1,350,000	17,750,000
Employee transactions (2)	3,653	123.03		NA

June 1 - June 30
Share repurchase program (1)				17,750,000

Total
Share repurchase program (1)	1,500,000	$121.22	1,500,000	17,750,000
Employee transactions (2)	3,653	123.03		NA

(1)

All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20,000,000 shares of its common stock. The Company had remaining authorization at June 30, 2012 to purchase 17,750,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5.	Other Information.

During the fiscal quarter ended June 30, 2012, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6.	Exhibits.

4(a)	Five Year Credit Agreement, dated as of April 23, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders party thereto filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 23, 2012, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of April 23, 2012, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 23, 2012, and incorporated herein by reference.

4(c)	Five Year Credit Agreement Amendment No. 1, dated as of April 25, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated April 25, 2012, and incorporated herein by reference.

4(d)	Five Year Credit Agreement Amendment No. 2, dated as of May 7, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 7, 2012, and incorporated herein by reference.

4(e)	Credit Agreement, dated as of June 29, 2012, among Sherwin-Williams Canada Inc., as borrower, the Company, as guarantor, the Lenders party thereto, KeyBank National Association, as joint lead arranger, sole bookrunner and administrative agent, and PNC Bank, National Association, as joint lead arranger and syndication agent filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.

10(a)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan (As Amended and Restated Effective January 1, 2012) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated April 18, 2012, and incorporated herein by reference.

10(b)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 25, 2012	By:	/s/ A.J. Mistysyn
A.J. Mistysyn
Vice President-Corporate Controller

July 25, 2012	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

4(a)	Five Year Credit Agreement, dated as of April 23, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders party thereto filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 23, 2012, and incorporated herein by reference.

4(b)	Agreement for Letter of Credit, dated as of April 23, 2012, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 23, 2012, and incorporated herein by reference.

4(c)	Five Year Credit Agreement Amendment No. 1, dated as of April 25, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated April 25, 2012, and incorporated herein by reference.

4(d)	Five Year Credit Agreement Amendment No. 2, dated as of May 7, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the Lenders party thereto filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated May 7, 2012, and incorporated herein by reference.

4(e)	Credit Agreement, dated as of June 29, 2012, among Sherwin-Williams Canada Inc., as borrower, the Company, as guarantor, the Lenders party thereto, KeyBank National Association, as joint lead arranger, sole bookrunner and administrative agent, and PNC Bank, National Association, as joint lead arranger and syndication agent filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.

10(a)	The Sherwin-Williams Company 2007 Executive Performance Bonus Plan (As Amended and Restated Effective January 1, 2012) filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K dated April 18, 2012, and incorporated herein by reference.

10(b)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document