Form 10-Q
period 2012-09-30
SHERWIN WILLIAMS CO
filed 2012-10-26
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2012
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
Common Stock, $1.00 Par Value – 103,107,051 shares as of September 30, 2012.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5. Other Information	34
Item 6. Exhibits	35

SIGNATURES	36
INDEX TO EXHIBITS	37
EX-4
EX-10
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$2,603,226	$2,484,920	$7,312,592	$6,695,257
Cost of goods sold	1,452,944	1,446,621	4,101,874	3,836,795
Gross profit	1,150,282	1,038,299	3,210,718	2,858,462
Percent to net sales	44.2%	41.8%	43.9%	42.7%
Selling, general and administrative expenses	799,786	760,179	2,367,672	2,206,857
Percent to net sales	30.7%	30.6%	32.4%	33.0%
Other general expense - net	1,123	1,600	9,246	2,074
Interest expense	10,358	10,452	30,925	32,874
Interest and net investment income	(793)	(840)	(1,960)	(1,971)
Other (income) expense - net	(3,190)	6,632	(8,281)	6,623
Income before income taxes	342,998	260,276	813,116	612,005
Income taxes	108,045	80,399	250,134	184,697
Net income	$234,953	$179,877	$562,982	$427,308
Net income per common share:
Basic	$2.29	$1.74	$5.49	$4.06
Diluted	$2.24	$1.71	$5.37	$3.98

Average shares outstanding—basic	101,525,658	102,151,164	101,680,883	103,939,552

Average shares and equivalents outstanding—diluted	104,019,320	104,123,272	103,968,124	106,161,544

Comprehensive income	$226,891	$107,174	$573,510	$387,770
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$55,181	$32,696	$46,026
Accounts receivable, less allowance	1,263,079	989,873	1,173,581
Inventories:
Finished goods	787,570	730,727	743,191
Work in process and raw materials	176,125	196,082	223,565
	963,695	926,809	966,756
Deferred income taxes	149,090	149,207	127,090
Other current assets	178,350	163,008	195,940
Total current assets	2,609,395	2,261,593	2,509,393
Goodwill	1,122,924	1,108,008	1,106,654
Intangible assets	316,926	305,873	316,476
Deferred pension assets	235,011	228,350	264,293
Other assets	397,408	368,898	353,837
Property, plant and equipment:
Land	103,028	105,010	106,322
Buildings	670,470	668,802	671,188
Machinery and equipment	1,726,551	1,657,874	1,643,623
Construction in progress	50,902	41,264	46,019
	2,550,951	2,472,950	2,467,152
Less allowances for depreciation	1,607,350	1,516,420	1,527,666
	943,601	956,530	939,486
Total Assets	$5,625,265	$5,229,252	$5,490,139

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$330,148	$346,313	$517,499
Accounts payable	1,034,921	965,149	996,734
Compensation and taxes withheld	300,152	251,060	234,878
Accrued taxes	157,558	120,555	142,717
Current portion of long-term debt	3,936	7,823	10,084
Other accruals	465,309	471,761	452,817
Total current liabilities	2,292,024	2,162,661	2,354,729
Long-term debt	635,348	639,231	641,257
Postretirement benefits other than pensions	299,438	297,528	297,200
Other long-term liabilities	619,045	612,913	547,026
Shareholders’ equity:
Common stock—$1.00 par value:
103,107,051, 103,854,234 and 103,760,672 shares outstanding at September 30, 2012,
December 31, 2011 and September 30, 2011, respectively	110,658	107,454	106,901
Preferred stock—convertible, no par value:
115,321, 160,273 and 175,737 shares outstanding at September 30, 2012,
December 31, 2011 and September 30, 2011, respectively	115,321	160,273	175,737
Unearned ESOP compensation	(115,321)	(160,273)	(175,737)
Other capital	1,552,202	1,297,625	1,304,503
Retained earnings	1,198,573	756,372	779,509
Treasury stock, at cost	(724,673)	(276,654)	(237,752)
Cumulative other comprehensive loss	(357,350)	(367,878)	(317,859)
The Sherwin-Williams Company shareholders' equity	1,779,410	1,516,919	1,635,302
Noncontrolling interest			14,625
Total shareholders' equity	1,779,410	1,516,919	1,649,927

Total Liabilities and Shareholders’ Equity	$5,625,265	$5,229,252	$5,490,139

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES
Net income	$562,982	$427,308
Adjustments to reconcile net income to net operating cash:
Depreciation	113,336	112,807
Amortization of intangible assets	20,099	23,263
Stock-based compensation expense	33,044	31,775
Provisions for qualified exit costs	6,648	1,338
Provisions for environmental-related matters	9,621	7,344
Defined benefit pension plans net cost	14,782	11,848
Net increase in postretirement liability	2,700	2,047
Other	(2,975)	1,742
Change in working capital accounts—net	(145,124)	(142,813)
Costs incurred for environmental-related matters	(24,614)	(17,920)
Costs incurred for qualified exit costs	(2,374)	(5,090)
Other	(18,860)	(7,686)
Net operating cash	569,265	445,963

INVESTING ACTIVITIES
Capital expenditures	(102,989)	(96,883)
Acquisitions of businesses, net of cash acquired	(46,893)	(29,847)
Proceeds from sale of assets	11,065	12,198
Increase in other investments	(36,222)	(66,408)
Net investing cash	(175,039)	(180,940)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(15,230)	128,326
Proceeds from long-term debt	2,108	28,908
Payments of long-term debt	(12,943)	(33,665)
Payments of cash dividends	(120,594)	(115,651)
Proceeds from stock options exercised	162,416	41,503
Income tax effect of stock-based compensation exercises and vesting	62,046	9,538
Treasury stock purchased	(433,053)	(328,742)
Other	(14,376)	288
Net financing cash	(369,626)	(269,495)

Effect of exchange rate changes on cash	(2,115)	(8,087)
Net increase (decrease) in cash and cash equivalents	22,485	(12,559)
Cash and cash equivalents at beginning of year	32,696	58,585
Cash and cash equivalents at end of period	$55,181	$46,026

Income taxes paid	$164,157	$102,815
Interest paid	29,850	31,680

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2012 and 2011
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
There have been no significant changes in critical accounting policies since December 31, 2011. Accounting estimates were revised as necessary during the first nine months of 2012 based on new information and changes in facts and circumstances. Certain amounts in the 2011 condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.
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
The consolidated results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-2, which amends the Intangibles - Goodwill and Other Topic of the Accounting Standards Codification (ASC). The updated standard gives companies the option to perform a qualitative assessment to determine whether indefinite-lived intangible assets are impaired. If the qualitative analysis shows that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the annual fair value calculation does not need to be performed. However, if it is more likely than not that an indefinite-lived intangible asset is impaired, then the annual fair value calculation still must be performed. ASU No. 2012-2 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will consider performing the optional qualitative assessment as part of its 2012 indefinite-lived intangibles impairment test. It will not affect the Company’s results of operations, financial condition, liquidity or disclosures.
Effective January 1, 2012, the Company adopted ASU No. 2011-5 and 2011-12, which amend the Comprehensive Income Topic of the ASC. The updated guidance requires the components of income and other comprehensive income to be presented in a single continuous statement or two consecutive statements in annual periods. In interim periods, total comprehensive income must be presented in either a single continuous statement or two consecutive statements.
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2012 and 2011 were $.390 per common share and $.365 per common share, respectively.

NOTE 4—COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$234,953	$179,877	$562,982	$427,308
Foreign currency translation adjustments	(11,699)	(74,886)	222	(47,998)
Amortization of net prior service costs and net actuarial losses, net of taxes(1)	3,402	2,408	10,186	9,093
Adjustments of marketable equity securities, net of taxes(2)	235	(225)	120	(633)
Comprehensive income	$226,891	$107,174	$573,510	$387,770

(1)
The tax effect of amortization of net prior service costs and net actuarial losses was $(3,024) and $(9,060) for the three and nine months ended September 30, 2012 and $(3,055) and $(9,016) for the three and nine months ended September 30, 2011.

(2)
The tax effect of adjustments of marketable equity securities was $(150) and $(77) for the three and nine months ended September 30, 2012 and $144 and $404 for the three and nine months ended September 30, 2011.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2012 and 2011, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2012	2011
Balance at January 1	$22,071	$23,103
Charges to expense	18,646	23,177
Settlements	(19,101)	(19,507)
Balance at September 30	$21,616	$26,773
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
In the nine months ended September 30, 2012, seven stores in the Paint Stores Group, two branches and two facilities in the Global Finishes Group and five stores in the Latin America Coatings Group were closed due to lower demand or redundancy.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2012:

			Actual	Adjustments to
(Thousands of dollars)	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	September 30,
Exit Plan	2011	sold or SG&A	accrual	expense—net	2012
Global Finishes Group facility shutdown in 2012:
Severance and related costs		$3,399			$3,399
Other qualified exit costs		3,343			3,343
Consumer Group manufacturing facilities shutdown in 2011:
Severance and related costs	$197		$(133)	$(64)
Paint Stores Group stores shutdown in 2011:
Other qualified exit costs	156		(144)	(12)
Global Finishes Group branches shutdown in 2011:
Severance and related costs	129		(129)
Other qualified exit costs	470		(140)		330
Global Finishes Group branches shutdown in 2010:
Other qualified exit costs	955		(91)		864
Other qualified exit costs for facilities shutdown prior to 2010	8,493		(1,737)	(18)	6,738
Totals	$10,400	$6,742	$(2,374)	$(94)	$14,674
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
NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$4,732	$4,007	$892	$918	$736	$873
Interest cost	4,330	4,707	1,725	1,061	3,380	3,895
Expected return on assets	(11,210)	(11,610)	(1,677)	(662)
Amortization of:
Prior service cost (credit)	398	408			(164)	(164)
Actuarial loss	5,486	4,876	251	215	429	626
Net periodic benefit cost	$3,736	$2,388	$1,191	$1,532	$4,381	$5,230

Nine Months Ended September 30:
Net periodic benefit cost:
Service cost	$14,196	$12,021	$2,677	$2,814	$2,208	$2,621
Interest cost	12,992	14,121	5,174	3,225	10,140	11,685
Expected return on assets	(33,631)	(34,831)	(5,031)	(2,008)
Amortization of:
Prior service cost (credit)	1,194	1,226			(492)	(492)
Actuarial loss	16,457	14,630	754	650	1,286	1,878
Net periodic benefit cost	$11,208	$7,167	$3,574	$4,681	$13,142	$15,692
For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2012, the unaccrued maximum of the estimated range of possible outcomes is $97.7 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2012 and 2011 were accruals for extended environmental-related activities of $80.8 million and $82.2 million, respectively. Estimated costs of current investigation and remediation activities of $42.8 million and $60.1 million are included in Other accruals at September 30, 2012 and 2011, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2012. At September 30, 2012, $81.7 million, or 66.1 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $97.7 million at September 30, 2012, $66.7 million, or 68.3 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the Company and other defendants.
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
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to primarily determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, is currently stayed and inactive. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
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

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provisions for environmental matters—net	$528	$2,694	$9,621	$7,344
Loss (gain) on disposition of assets	654	(1,094)	(281)	(5,493)
Adjustments to prior provisions for qualified exit costs	(59)		(94)	223
Total	$1,123	$1,600	$9,246	$2,074
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
Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend and royalty income	$(1,433)	$(1,067)	$(3,534)	$(4,052)
Net expense from financing activities	2,347	1,932	6,368	5,881
Foreign currency related (gains) losses	(2,604)	8,971	(6,308)	11,890
Other income	(3,629)	(5,877)	(12,109)	(14,213)
Other expense	2,129	2,673	7,302	7,117
Total	$(3,190)	$6,632	$(8,281)	$6,623
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency related (gains) losses included foreign currency transaction gains and losses and realized and unrealized net gains from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at September 30, 2012 and 2011. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at September 30, 2012 and 2011.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.

NOTE 11—INCOME TAXES
The effective tax rate was 31.5 percent and 30.8 percent for the third quarter and first nine months of 2012, respectively, compared to 30.9 percent and 30.2 percent for the third quarter and first nine months of 2011, respectively.
At December 31, 2011, the Company had $29.7 million in unrecognized tax benefits, the recognition of which would have an effect of $25.6 million on the current provision for income taxes. At September 30, 2012, the amounts were reduced to $24.1 million and $21.0 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2011, was $7.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. At September 30, 2012, this amount was reduced to $4.3 million. The above reductions in unrecognized tax benefits during the first nine months of 2012 were primarily due to the expiration of the statutes related to the 2006 and 2007 federal income tax years as well as the recognition of the related state income tax benefits. The above recognition of income tax benefits had a favorable impact on the Company’s effective tax rate for the third quarter and first nine months of 2012.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2011, the Company had accrued $8.1 million for the potential payment of income tax interest and penalties. This amount was reduced to $6.4 million at September 30, 2012 primarily due to the expiration of the 2006 and 2007 federal statutes noted above.
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
As of September 30, 2012, the Company is subject to non-U.S. income tax examinations for the tax years of 2004 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2011.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic
Average common shares outstanding	101,525,658	102,151,164	101,680,883	103,939,552

Net income	$234,953	$179,877	$562,982	$427,308
Less net income allocated to unvested restricted shares	(1,965)	(2,102)	(4,654)	(4,810)
Net income allocated to common shares	$232,988	$177,775	$558,328	$422,498
Basic net income per common share	$2.29	$1.74	$5.49	$4.06

Diluted
Average common shares outstanding	101,525,658	102,151,164	101,680,883	103,939,552
Stock options and other contingently issuable shares (1)	2,493,662	1,972,108	2,287,241	2,221,992
Average common shares outstanding assuming dilution	104,019,320	104,123,272	103,968,124	106,161,544

Net income	$234,953	$179,877	$562,982	$427,308
Less net income allocated to unvested restricted shares
assuming dilution	(1,922)	(2,070)	(4,555)	(4,736)
Net income allocated to common shares assuming
dilution	$233,031	$177,807	$558,427	$422,572
Diluted net income per common share	$2.24	$1.71	$5.37	$3.98

(1)
Stock options and other contingently issuable shares excluded 10,924 shares for the nine months ended September 30, 2012 due to their anti-dilutive effect. There were no options excluded due to their anti-dilutive effect for the three months ended September 30, 2012. Stock options and other contingently issuable shares excluded 101,480 shares for the three and nine months ended September 30, 2011 due to their anti-dilutive effect.

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

(Thousands of dollars)	Three Months Ended September 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,553,461	$348,001		$491,816	$208,726	$1,222	$2,603,226
Intersegment transfers		644,400		853	13,686	(658,939)
Total net sales and intersegment transfers	$1,553,461	$992,401		$492,669	$222,412	$(657,717)	$2,603,226

Segment profit	$300,563	$57,054	(1)	$36,415	$21,931		$415,963
Interest expense						$(10,358)	(10,358)
Administrative expenses and other						(62,607)	(62,607)
Income before income taxes	$300,563	$57,054		$36,415	$21,931	$(72,965)	$342,998

	Three Months Ended September 30, 2011
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,417,765	$351,579		$497,023	$217,328	$1,225	$2,484,920
Intersegment transfers		615,307		2,326	11,083	(628,716)
Total net sales and intersegment transfers	$1,417,765	$966,886		$499,349	$228,411	$(627,491)	$2,484,920

Segment profit	$236,886	$41,022	(1)	$27,569	$15,939		$321,416
Interest expense						$(10,452)	(10,452)
Administrative expenses and other						(50,688)	(50,688)
Income before income taxes	$236,886	$41,022		$27,569	$15,939	$(61,140)	$260,276

(1) Segment profit includes $6,908 and $6,446 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarter of 2012 and 2011, respectively.

	Nine Months Ended September 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,164,648	$1,066,123		$1,473,584	$604,600	$3,637	$7,312,592
Intersegment transfers		1,803,175		5,118	36,310	(1,844,603)
Total net sales and intersegment transfers	$4,164,648	$2,869,298		$1,478,702	$640,910	$(1,840,966)	$7,312,592

Segment profit	$680,257	$193,117	(2)	$113,084	$51,099		$1,037,557
Interest expense						$(30,925)	(30,925)
Administrative expenses and other						(193,516)	(193,516)
Income before income taxes	$680,257	$193,117		$113,084	$51,099	$(224,441)	$813,116

	Nine Months Ended September 30, 2011
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,646,079	$1,022,143		$1,415,035	$608,353	$3,647	$6,695,257
Intersegment transfers		1,609,877		5,696	29,060	(1,644,633)
Total net sales and intersegment transfers	$3,646,079	$2,632,020		$1,420,731	$637,413	$(1,640,986)	$6,695,257

Segment profit	$512,374	$143,484	(2)	$77,256	$49,132		$782,246
Interest expense						$(32,874)	(32,874)
Administrative expenses and other						(137,367)	(137,367)
Income before income taxes	$512,374	$143,484		$77,256	$49,132	$(170,241)	$612,005

(2) Segment profit includes $21,552 and $18,255 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2012 and 2011, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $497.6 million and $37.7 million, respectively, for the third quarter of 2012, and $513.8 million and $22.0 million, respectively, for the third quarter of 2011. Net external sales and segment profit of these subsidiaries were $1.49 billion and $105.0 million, respectively, for the first nine months of 2012, and $1.49 billion and $83.8 million, respectively, for the first nine months of 2011. Long-lived assets of these subsidiaries totaled $648.8 million and $648.2 million at September 30, 2012 and September 30, 2011, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$2,620,207	$2,520,423	$7,347,190	$6,775,294
Net income	235,763	182,012	565,529	429,575
Net income per common share:
Basic	$2.30	$1.76	$5.52	$4.09
Diluted	$2.25	$1.73	$5.40	$4.00

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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$19,728	$14,870	$4,858
Liabilities:
Deferred compensation plan liability (2)	$28,024	$28,024

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $19,469.

(2)
The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

NOTE 16—DEBT
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

(Thousands of dollars)	September 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$632,460	$693,681	$632,412	$689,775
Non-traded debt	6,824	6,607	18,929	18,222
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
On September 19, 2012, Sherwin-Williams Luxembourg S.à.r.l., a wholly owned subsidiary of the Company, entered into a €95 million five-year revolving credit facility. The credit facility replaced the existing three-year credit facility, and will be used for general corporate purposes, including refinancing indebtedness.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $257.6 million and $219.3 million at September 30, 2012 and 2011, respectively. The liability for estimated future capital contributions to the investments was $224.0 million and $173.3 million at September 30, 2012 and 2011, respectively.
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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2012 primarily due to improving domestic architectural paint demand. Net working capital increased $162.7 million at September 30, 2012 compared to the end of the third quarter of 2011 due to an increase in current assets and a decrease in current liabilities. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash increased $123.3 million in the first nine months of 2012, including a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012, to a cash source of $569.3 million from a cash source of $446.0 million in 2011. In the twelve month period from October 1, 2011 through September 30, 2012, the Company generated net operating cash of $859.1 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million.
Consolidated net sales increased 4.8 percent in the third quarter to $2.603 billion from $2.485 billion in the third quarter of 2011, and increased 9.2 percent in the first nine months of 2012 to $7.313 billion from $6.695 billion in the first nine months of 2011 due primarily to higher paint sales volume and selling price increases. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter to 44.2 percent from 41.8 percent in 2011 and increased to 43.9 percent from 42.7 percent in the first nine months due primarily to selling price increases and increased paint volume. Selling, general and administrative expenses (SG&A) increased slightly as a percent of consolidated net sales to 30.7 percent from 30.6 percent in the third quarter of 2011 and decreased to 32.4 percent from 33.0 percent in the first nine months due primarily to increased sales and good expense control across all Reportable Segments. Interest expense decreased $0.1 million in the third quarter and decreased $1.9 million in the first nine months of 2012. The effective income tax rate for the third quarter of 2012 was 31.5 percent compared to 30.9 percent in 2011, and the rate for the first nine months of 2012 was 30.8 percent compared to 30.2 percent in 2011. Diluted net income per common share increased to $2.24 per share for the third quarter of 2012 from $1.71 per share a year ago and increased to $5.37 per share from $3.98 per share in the first nine months.

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

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2012 primarily due to improving domestic architectural paint demand. Net working capital increased $162.7 million at September 30, 2012 compared to the end of the third quarter of 2011 due to an increase in current assets and a decrease in current liabilities. Accounts receivable increased $89.5 million while inventories decreased $3.1 million and all other current assets increased $13.6 million. Short-term borrowings decreased $187.4 million while accounts payable increased $38.2 million and all other current liabilities increased $86.5 million from September 30, 2011. Net working capital increases were impacted primarily by increased sales, higher raw material costs, and decreased short-term borrowing needs. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates even as credit markets remain tight, and the Company has sufficient total available borrowing capacity to fund its current operating needs. In the first nine months of 2012, accounts receivable and inventories increased $310.1 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $69.8 million, primarily due to the seasonal increase in need for working capital and higher raw material costs, while short-term borrowings decreased $16.2 million and all other current liabilities increased $75.8 million, primarily due to timing of accrued expense payments. The Company’s current ratio was 1.14 at September 30, 2012 compared to 1.07 at September 30, 2011 and 1.05 at December 31, 2011. Total debt at September 30, 2012 decreased $199.4 million to $969.4 million from $1.169 billion at September 30, 2011 and decreased as a percentage of total capitalization to 35.3 percent from 41.7 percent at the end of the third quarter last year. Total debt decreased $23.9 million and decreased from 39.6 percent of total capitalization at December 31, 2011. At September 30, 2012, the Company had remaining borrowing ability of $1.682 billion. Net operating cash increased $123.3 million in the first nine months of 2012 to a cash source of $569.3 million from a cash source of $446.0 million in 2011 primarily due to an increase in net income of $135.7 million and improved working capital management partially offset by a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012. Net investing cash use decreased $5.9 million in the first nine months of 2012 to a usage of $175.0 million from a usage of $180.9 million in 2011 primarily due to decreased cash used in other investments partially offset by increased cash used to acquire businesses and increased capital expenditures. Net financing cash usage increased $100.1 million to a usage of $369.6 million in the first nine months of 2012 from a usage of $269.5 million in 2011 primarily due to increases in treasury stock purchases of $104.3 million and net decreases in short-term borrowings of $143.6 million in the first nine months of 2012 partially offset by increased proceeds from stock options exercised of $120.9 million. In the twelve month period from October 1, 2011 through September 30, 2012, the Company generated net operating cash of $859.1 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million, used $271.9 million in investing activities, and used $575.3 million in financing activities. In that same period, the Company invested $159.9 million in capital additions and improvements, invested $61.5 million in acquisitions, made net payments on total debt of $202.1 million, purchased $471.7 million in treasury stock and paid $158.5 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $22.5 million during the first nine months of 2012. Net cash from operations funded cash requirements for increased sales and normal seasonal increases in working capital, a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012, capital expenditures of $103.0 million, net payments made on long-term debt of $10.8 million, payments of cash dividends of $120.6 million and treasury stock purchases of $433.1 million. At September 30, 2012, the Company’s current ratio was 1.14 compared to 1.05 at December 31, 2011 and 1.07 a year ago. The increase from a year ago was due primarily to the year-over-year increase in accounts receivable and a decrease in short-term borrowings more than offsetting increases in accounts payable and other current liabilities.
Goodwill and intangible assets increased $26.0 million from December 31, 2011 and increased $16.7 million from September 30, 2011. The net increase during the first nine months of 2012 was due primarily to acquisitions of $34.8 million, capitalization of software of $3.1 million, and foreign currency translation of $8.1 million partially offset by amortization of $20.1 million. The net increase over the twelve-month period from September 30, 2011 resulted from acquisitions of $33.9 million, foreign currency translation of $10.0 million and capitalization of software of $4.9 million partially offset by amortization of $26.5 million and impairments of $5.5 million. See Note 5, on pages 53 to 54, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $6.7 million during the first nine months of 2012 and decreased $29.3 million from September 30, 2011. The decrease in the last twelve months was due primarily to decreases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 7, on pages 58 to 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2012 increased $28.5 million in the first nine months of 2012 and $43.6 million from a year ago due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments during both time periods.
Net property, plant and equipment decreased $12.9 million in the first nine months of 2012 and increased $4.1 million in the twelve months since September 30, 2011. The decrease in the first nine months was primarily due to depreciation expense of $113.3 million, sale or disposition of fixed assets of $9.7 million and changes in currency translation rates of $2.2 million partially offset by capital expenditures of $103.0 million and acquisitions of $9.4 million. Since September 30, 2011, capital expenditures of $159.9 million and acquisitions of $9.5 million were partially offset by depreciation expense of $151.7 million, dispositions or sale of assets with remaining net book value of $11.0 million and changes in currency translation rates of $2.5 million. Capital expenditures during the first nine months of 2012 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company’s domestic commercial paper program outstanding were $259.9 million at an average rate of 0.25 percent at September 30, 2012. There were no borrowings under certain other short-term revolving and letter of credit agreements at September 30, 2012. Short-term borrowings outstanding under various foreign programs at September 30, 2012 were $69.7 million with a weighted average interest rate of 2.6 percent. The Company had unused capacity of $790.1 million at September 30, 2012 under the commercial paper program that is backed by the Company’s revolving credit agreement. On January 30, 2012, the Company entered into a five-year credit agreement, which was amended on February 6, 2012, February 13, 2012 and February 27, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit of up to an aggregate availability of $500 million. On April 23, 2012, the Company entered into a new five-year credit agreement, which was amended on April 25, 2012 and May 7, 2012. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $250 million. On June 29, 2012, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, entered into a CAD 75 million five-year revolving credit facility. The credit facility replaced the existing three-year credit facility, and will be used for general corporate purposes, including refinancing indebtedness and for acquisitions. On September 19, 2012, Sherwin-Williams Luxembourg S.à.r.l., a wholly owned subsidiary of the Company, entered into a €95 million five-year revolving credit facility. The credit facility replaced the existing three-year credit facility, and will be used for general corporate purposes, including refinancing indebtedness. See Note 8, on pages 64 through 65, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2011 and increased $2.2 million from September 30, 2011. The slight increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 7, on pages 58 to 64, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2012 increased $6.1 million in the first nine months of 2012. The increase of $72.0 million from a year ago was due primarily to an increase in non-current deferred tax liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2012. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2012.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2012 and 2011, the Company had accruals for environmental-related activities of $123.6 million and $142.3 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $97.7 million higher than the accruals at September 30, 2012.
Four of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2012. At September 30, 2012, $81.7 million, or 66.1 percent, related directly to these four sites. Of the aggregate unaccrued exposure at September 30, 2012, $66.7 million, or 68.3 percent, related to the four sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the four currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the investigative or remedial status of the four sites since December 31, 2011.
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

Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $16.2 million to $330.1 million at September 30, 2012 from $346.3 million at December 31, 2011. Total long-term debt decreased $7.8 million to $639.3 million at September 30, 2012 from $647.1 million at December 31, 2011 and $651.3 million at September 30, 2011. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter or the first nine months of 2012 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2012 are disclosed in Note 5.
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

The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the Company and other defendants.
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
Insurance coverage litigation. The Company and its liability insurers, including certain Underwriters at Lloyd’s of London, initiated legal proceedings against each other to primarily determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, is currently stayed and inactive. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.

Department of Labor (DOL) Leveraged ESOP Investigation. As previously disclosed, the DOL’s investigation of the Leveraged ESOP Transactions remains open. On April 19, 2012, the Employee Benefits Security Administration of the DOL notified the Company, certain current and former directors and the ESOP trustee of potential enforcement claims asserting breaches of fiduciary obligations. The DOL is seeking compensatory and equitable remedies, including monetary damages to the ESOP for alleged losses to the ESOP. The Company believes that the DOL’s claims are subject to meritorious defenses and will vigorously defend any proceedings initiated by the DOL. The Company has not accrued any amounts for such claims.
Shareholders’ Equity
Shareholders’ equity increased $262.5 million to $1.779 billion at September 30, 2012 from $1.517 billion at December 31, 2011 and increased $129.5 million from $1.650 billion at September 30, 2011. Effective March 31, 2011, the Company retired all of its 125.4 million shares of common stock held in treasury, which resulted in decreases in treasury stock, common stock and retained earnings of $4.357 billion, $0.125 billion and $4.482 billion, respectively. The increase in Shareholders’ equity for the first nine months of 2012 resulted primarily from net income of $563.0 million, an increase in Other capital of $254.6 million, resulting primarily from stock option exercises, and a decrease in Cumulative other comprehensive loss of $10.5 million partially offset by purchases of treasury stock of $433.1 million and cash dividends paid on common stock of $120.6 million. Since September 30, 2011, net income of $577.5 million and an increase in Other capital of $247.7 million more than offset purchases of treasury stock for $471.7 million, cash dividends paid on common stock of $158.5 million and an increase in Cumulative other comprehensive loss of $39.5 million in twelve months. During the first nine months of 2012, the Company purchased 3.80 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 4.26 million shares of its common stock since September 30, 2011 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2012 to purchase 17.25 million shares of its common stock. At a meeting held on October 18, 2012, the Board of Directors increased the quarterly cash dividend from $.365 per common share to $.39 per common share. This quarterly dividend will result in an annual dividend for 2012 of $1.56 per common share or a 37.7 percent payout of 2011 diluted net income per common share.
Cash Flow
Net operating cash increased $123.3 million in the first nine months of 2012 to a cash source of $569.3 million from a cash source of $446.0 million in 2011 primarily due to an increase in net income of $135.7 million and improved working capital management partially offset by a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012. Net investing cash usage decreased $5.9 million in the first nine months of 2012 to a usage of $175.0 million from a usage of $180.9 million in 2011 primarily due to decreased cash used in other investments partially offset by increased cash used to acquire businesses and increased capital expenditures. Net financing cash usage increased $100.1 million to a usage of $369.6 million in the first nine months of 2012 from a usage of $269.5 million in 2011 primarily due to increases in treasury stock purchases of $104.3 million and net decreases in short-term borrowings of $143.6 million in the first nine months of 2012 partially offset by increased proceeds from stock options exercised of $120.9 million. In the twelve month period from October 1, 2011 through September 30, 2012, the Company generated net operating cash of $859.1 million, including two payments to the IRS for the 2011 ESOP settlement totaling $119.1 million, used $271.9 million in investing activities, and used $575.3 million in financing activities. In that same period, the Company invested $159.9 million in capital additions and improvements, invested $61.5 million in acquisitions, made net payments on total debt of $202.1 million, purchased $471.7 million in treasury stock and paid $158.5 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first nine months of 2012, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio for that facility was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2012, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on page 64 and 65, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS

Shown below are net sales and income before taxes by segment for the third quarter and first nine months:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Net Sales:
Paint Stores Group	$1,553,461	$1,417,765	9.6%	$4,164,648	$3,646,079	14.2%
Consumer Group	348,001	351,579	-1.0%	1,066,123	1,022,143	4.3%
Global Finishes Group	491,816	497,023	-1.0%	1,473,584	1,415,035	4.1%
Latin America Coatings Group	208,726	217,328	-4.0%	604,600	608,353	-0.6%
Administrative	1,222	1,225	-0.2%	3,637	3,647	-0.3%
Total	$2,603,226	$2,484,920	4.8%	$7,312,592	$6,695,257	9.2%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Income Before Income Taxes:
Paint Stores Group	$300,563	$236,886	26.9%	$680,257	$512,374	32.8%
Consumer Group	57,054	41,022	39.1%	193,117	143,484	34.6%
Global Finishes Group	36,415	27,569	32.1%	113,084	77,256	46.4%
Latin America Coatings Group	21,931	15,939	37.6%	51,099	49,132	4.0%
Administrative	(72,965)	(61,140)	-19.3%	(224,441)	(170,241)	-31.8%
Total	$342,998	$260,276	31.8%	$813,116	$612,005	32.9%
Consolidated net sales increased in the third quarter and first nine months of 2012 due primarily to higher paint sales volume and selling price increases.
Net sales of all consolidated foreign subsidiaries were down 3.2 percent to $497.6 million in the quarter versus $513.8 million and flat at $1.491 billion in the first nine months. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to a 10.3 percent negative impact of foreign currency translation rate changes partially offset by acquisitions, which increased net sales 3.6 percent in the quarter, and selling price increases. The first nine months sales comparison was impacted by higher paint sales volume, selling price increases and acquisitions, which increased net sales 3.9 percent in the first nine months, partially offset by an 8.6 percent negative impact of foreign currency translation rate changes in the first nine months compared to the same period last year. Net sales of all operations other than consolidated foreign subsidiaries were up 6.8 percent to $2.106 billion in the quarter and up 11.9 percent to $5.821 billion in the first nine months as compared to $1.971 billion and $5.204 billion in the same periods last year.
Net sales in the Paint Stores Group increased due primarily to higher paint sales volume and as well as higher year over year selling prices. Net sales from stores open for more than twelve calendar months increased 8.9 percent in the quarter and increased 13.6 percent in the first nine months compared to last year’s comparable periods. Total paint sales volume percentage increases were in the mid and high single digits for the quarter and first nine months, respectively, as compared to last year’s comparable periods. Sales of non-paint products increased by 6.7 percent over last year’s third quarter and increased by 10.2 percent over last year’s first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group decreased in the third quarter, due primarily to lower volume sales to most of the Group's retail customers mostly offset by selling price increases and acquisitions, and increased in the first nine months, due primarily to acquisitions and selling price increases. Net sales in the Global Finishes Group stated in U.S. dollars decreased in the third quarter, due primarily to unfavorable currency translation rate changes and lower paint sales volume partially offset by selling price increases, and increased in the first nine months, primarily due to selling price increases, acquisitions and higher paint sales volume partially offset by unfavorable currency translation rate changes. Acquisitions had no impact on sales in the third quarter and increased sales by 2.4 percent for first nine months. Currency translation rate changes decreased sales 4.6 percent in the quarter and 4.2 percent in the first nine months. Net sales in the Latin America Coatings Group stated in US dollars decreased in the third quarter, which can primarily be attributed to unfavorable currency translation rate changes partially offset by selling price increases and higher paint sales volume. Net sales in the Latin America Coatings Group stated in US dollars decreased in the first nine months primarily due to selling price increases and higher paint sales volume partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 13.8 percent in the quarter and 11.4 percent in the first nine months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, was essentially flat in the third quarter and first nine months.
Consolidated gross profit increased $112.0 million in the third quarter and increased $352.3 million in the first nine months of 2012 compared to the same periods in 2011. As a percent of sales, consolidated gross profit increased to 44.2 percent in the quarter from 41.8 percent in the third quarter of 2011 and improved to 43.9 percent in the first nine months of 2012 from 42.7 percent last year. The percent to sales and dollar increases for both periods were primarily due to increased paint sales volume and selling price increases partially offset by higher raw material costs and unfavorable currency translation rate changes.
The Paint Stores Group’s gross profit was higher than last year by $93.7 million in the third quarter and was higher than last year by $274.0 million in the first nine months due to increased paint sales volume and higher selling prices partially offset by increased raw material costs. The Paint Stores Group’s gross profit margins were higher in the quarter and in the first nine months compared to the same periods last year. The Consumer Group’s gross profit increased by $20.7 million in the quarter and increased by $63.8 million in the first nine months due primarily to selling price increases partially offset by increased raw material costs. The Consumer Group’s gross profit margins increased as a percent of sales for the third quarter and the first nine months compared to the same periods last year primarily due to selling price increases and improved operating efficiencies offset by increased raw material costs. The Global Finishes Group’s gross profit increased $3.9 million in the third quarter and increased $25.5 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, due primarily to selling price increases and higher paint sales volume in the first half of the year partially offset by increased raw material costs and unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and the first nine months compared to last year primarily due to selling price increases and higher sales volume in the first half of the year partially offset by increased raw material costs. The Latin America Coatings Group’s gross profit decreased by $5.7 million in the third quarter and decreased by $6.8 million in the first nine months from the same periods in the prior year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes partially offset by selling price increases and higher paint sales volume. The Latin America Coatings Group’s gross profit margins were down as a percent of sales for the third quarter and the first nine months as compared to the same periods last year primarily due to unfavorable currency translation rate changes and increased raw material costs partially offset by selling price increases and higher paint sales volume. The Administrative segment’s gross profit decreased by an insignificant amount in the third quarter and $4.2 million in the first nine months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $39.6 million in the third quarter and increased $160.8 million in the first nine months of 2012 versus last year due primarily to increased expenses to support higher sales levels and net new store openings. As a percent of sales, consolidated SG&A increased to 30.7 percent in the quarter and decreased to 32.4 percent in the first nine months from 30.6 percent in the third quarter and 33.0 percent in the first nine months of 2011 due to higher sales.
The Paint Stores Group’s SG&A increased $27.4 million in the third quarter and increased $104.4 million in the first nine months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $8.2 million in the quarter and $16.8 million in the first nine months compared to the same periods last year. The Global Finishes Group’s SG&A decreased $3.7 million in the quarter and increased $1.4 million in the first nine months. The Latin America Coatings Group’s SG&A decreased $4.1 million in the third quarter and decreased $2.7 million in the first nine months. The Administrative segment’s SG&A increased by $11.8 million in the third quarter and increased by $40.9 million in the first nine months due primarily to an increase in incentive compensation expense, including stock-based compensation, and information systems costs to integrate the previous acquisitions.
Other general expense—net decreased $0.5 million in the third quarter and increased by $7.2 million in the first nine months. The decrease in the quarter was primarily due to decreased provisions for environmental expenses and current period loss on disposal of assets versus gain on sale of assets in the prior period both in the Administrative segment. The increase in the first nine months was primarily due to increased provisions for environmental expenses partially offset by decreased gain on the sale of assets both in the Administrative segment.
Other income—net increased $9.8 million in the third quarter and increased $14.9 million in the first nine months primarily due to current period foreign currency gains versus prior period foreign currency losses for both comparable periods primarily impacting the Global Finishes and Latin America Coatings Groups.
Consolidated income before income taxes increased $82.7 million in the third quarter and increased $201.1 million in the first nine months of 2012 due to higher segment profits in Paint Stores, Consumer, Global Finishes, and Latin America Coatings Groups partially offset increased expenses in the Administrative segment.
The effective income tax rate of 31.5 percent for the third quarter of 2012 was higher than the 30.9 percent effective income tax rate for the third quarter of 2011 due primarily to the timing of discrete items. The effective income tax rate of 30.8 percent for the first nine months of 2012 was higher than the 30.2 percent effective income tax rate for the first nine months of 2011 due primarily to the timing of discrete items.

Net income for the quarter increased $55.1 million to $235.0 million from $179.9 million in the third quarter of 2011 and increased $135.7 million to $563.0 million from $427.3 million in the first nine months of 2011. Diluted net income per common share increased 31.0 percent from $1.71 per share in the third quarter of 2011 to $2.24 per share in the third quarter of 2012. Diluted net income per common share increased 34.9 percent from $3.98 in the first nine months of 2011 to $5.37 in the first nine months of 2012.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$234,953	$179,877	$562,982	$427,308
Interest expense	10,358	10,452	30,925	32,874
Income taxes	108,045	80,399	250,134	184,697
Depreciation	37,829	38,000	113,336	112,807
Amortization	7,136	10,136	20,099	23,263
EBITDA	$398,321	$318,864	$977,476	$780,949

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)				17,750,000
Employee transactions (2)	1,536	$130.10		NA

August 1 - August 31
Share repurchase program (1)	500,000	$140.86	500,000	17,250,000

September 1 - September 30
Share repurchase program (1)				17,250,000

Total
Share repurchase program (1)	500,000	$140.86	500,000	17,250,000
Employee transactions (2)	1,536	130.10		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20,000,000 shares of its common stock. The Company had remaining authorization at September 30, 2012 to purchase 17,250,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2012, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

4
Credit Agreement, dated as of September 19, 2012, among Sherwin-Williams Luxembourg S.à.r.l., as borrower, the Company, as guarantor, the lenders party thereto, J.P. Morgan Europe Limited, as administrative agent and L/C issuer, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and bookrunners, and Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as syndication agents, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated September 19, 2012, and incorporated herein by reference.

10	Amendment to The Sherwin-Williams Company 2005 Director Deferred Fee Plan (as Amended and Restated) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 26, 2012	By:	/s/ A.J. Mistysyn
A.J. Mistysyn
Vice President-Corporate Controller

October 26, 2012	By:	/s/ L.E. Stellato
L.E. Stellato
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

4
Credit Agreement, dated as of September 19, 2012, among Sherwin-Williams Luxembourg S.à.r.l., as borrower, the Company, as guarantor, the lenders party thereto, J.P. Morgan Europe Limited, as administrative agent and L/C issuer, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and bookrunners, and Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as syndication agents, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated September 19, 2012, and incorporated herein by reference.

10	Amendment to The Sherwin-Williams Company 2005 Director Deferred Fee Plan (as Amended and Restated) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document