Form 10-K
period 2012-12-31
SHERWIN WILLIAMS CO
filed 2013-02-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
At January 31, 2013, 103,402,093 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 29, 2012 was $13,474,108,672 (computed by reference to the price at which the common stock was last sold on such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2012 (“2012 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.
Portions of our Proxy Statement for the 2013 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2012 are incorporated by reference into Part III of this report.

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
We also make available free of charge on our website our Corporate Governance Guidelines, our Director Independence Standards, our Code of Conduct and the charters of our Audit Committee, our Compensation and Management Development Committee and our Nominating and Corporate Governance Committee. You may access these documents in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com.
Basis of Reportable Segments
We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have four reportable operating segments: Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”). Factors considered in determining our Reportable Segments include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to our Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see pages 6 through 15 of our 2012 Annual Report, which is incorporated herein by reference.
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 48 through 51 of our 2012 Annual Report, which is incorporated herein by reference.
Paint Stores Group
The Paint Stores Group consisted of 3,520 company-operated specialty paint stores in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao and Aruba at December 31, 2012. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, protective and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer Group. In addition, each store sells selected purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2012, this segment opened 70 net new stores, consisting of 81 new stores opened (63 in the United States, 14 in Canada, 1 in Puerto Rico and 3 in Trinidad) and 11 stores closed in the United States. During 2011 and 2010, this segment opened 60 and 36 net new stores, respectively. A map on the cover flap of our 2012 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic locations. The CODM uses discrete financial information about the Paint Stores Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to the Paint Stores Group as a whole. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Consumer Group
The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 64 percent of the total sales of the Consumer Group in 2012 were intersegment transfers of products primarily sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures. The CODM uses discrete financial information about the Consumer Group, supplemented with information by product types and customer, to assess performance of and allocate resources to the Consumer Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Global Finishes Group
The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of protective and marine products, automotive finishes and refinish products, OEM product finishes and related products in North and South America, Europe and Asia. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s 302 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2012, this segment opened 1 new branch in the United States and closed 2 in the United States for a net decrease of 1 branch. At December 31, 2012, the Global Finishes Group consisted of operations in the United States, subsidiaries in 34 foreign countries and income from licensing agreements in 16 foreign countries. The CODM uses discrete financial information about the Global Finishes Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Global Finishes Group as a whole. In accordance with ASC 280-10-50-9, the Global Finishes Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2012 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.
Latin America Coatings Group
The Latin America Coatings Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, protective and marine products, OEM product finishes and related products in North and South America. This segment meets the demands of its customers for consistent regional product development, manufacturing and distribution presence and approach to doing business. Sherwin-Williams® and other controlled brand products are distributed through this segment’s 276 company-operated stores and by a direct sales staff and outside sales representatives to retailers, dealers, licensees and other third party distributors. During 2012, this segment opened 17 new stores (9 in South America and 8 in Mexico) and closed 6 in South America for a net increase of 11 stores. At December 31, 2012, the Latin America Coatings Group consisted of operations from subsidiaries in 9 foreign countries, 4 foreign joint ventures and income from licensing agreements in 10 foreign countries. The CODM uses discrete financial information about the Latin America Coatings Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Latin America Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Latin America Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2012 Annual Report, which is incorporated herein by reference, shows the number of stores and their geographic locations.
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
Segment Financial Information
For financial information regarding our Reportable Segments, including net external sales, segment profit, identifiable assets and other information by Reportable Segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 74 through 76 of our 2012 Annual Report, which is incorporated herein by reference.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 75 of our 2012 Annual Report, which is incorporated herein by reference.
Additional information regarding risks attendant to foreign operations is set forth on page 34 of our 2012 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.
Business Developments
For additional information regarding our business and business developments, see pages 6 through 15 of our 2012 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2012 Annual Report, which is incorporated herein by reference.
Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. However, consolidation of raw material suppliers and a reduction in raw material manufacturing capacity during the recent recession, along with an increase in global demand for certain raw materials, resulted in increased prices of certain raw materials in 2012. A continued increase in global demand for certain raw materials and coatings as the global economy recovers may result in increased prices of certain raw materials for the Reportable Segments during 2013. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2013. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 24 through 34 of our 2012 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
Trademarks and Trade Names
Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•
Paint Stores Group:    Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, PrepRite®, Duration Home®, ProGreen®, Harmony®, Woodscapes®, Deckscapes®, Cashmere®, ProClassic®, Duration®, Duron®, MAB®, HGTV® Home by Sherwin-Williams and EmeraldTM.

•
Consumer Group:    Thompson’s® WaterSeal®, Dutch Boy®, Pratt & Lambert®, Martin Senour®, H&C®, Rubberset®, Dupli-Color®, Minwax®, White Lightning®, Krylon®, Purdy®, Bestt Liebco®, Accurate Dispersions™, Ronseal™, Tri-Flow®, Kool Seal®, Snow Roof®, Altax™, Sprayon®, Uniflex® and VHT®.

•
Global Finishes Group:    Sherwin-Williams®, Martin Senour®, Lazzuril®, Excelo®, Baco®, Planet Color®, Ultra-Cure®, Kem Aqua®, Sher-Wood®, Powdura®, Polane®, Euronavy®, Inchem®, AWX®, Ultra™, Sayerlack®, Becker Acroma®, Firetex®, Macropoxy® and Acrolon®.

•	Latin America Coatings Group: Sherwin-Williams®, Martin Senour®, Krylon®, Kem Tone®, Pratt & Lambert®, Minwax®, Colorgin™, Sumare™, Andina™, Marson™, Metalatex®, Novacor®, Loxon®, Napko™ and Condor™.

Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, the Global Finishes Group and Latin America Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2013.
Research and Development
For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 51 of our 2012 Annual Report, which is incorporated herein by reference.
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
Employees
We employed 34,154 persons at December 31, 2012.
Environmental Compliance
For additional information regarding environmental-related matters, see pages 27 and 29 of our 2012 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 50, 63 and 71, respectively, of our 2012 Annual Report, which is incorporated herein by reference.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions.
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

•
our ability to successfully integrate past and future acquisitions into our existing operations, including the planned acquisition of Consorcio Comex, S.A. de C.V. and the recent acquisitions of Leighs Paints, Geocel Holdings Corporation and Jiangsu Pulanna Coating Co., Ltd., as well as the performance of the businesses acquired;

•	legal, regulatory and other matters that may affect the timing of or our ability to complete the planned acquisition of Comex;

•	risks and uncertainties associated with our ownership of Life Shield Engineered Systems, LLC;

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
Adverse changes in general business and economic conditions in the United States and worldwide may reduce the demand for some of our products and adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
Although we currently have available credit facilities to fund our current operating needs, we cannot be certain that we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
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
During the recent recession, the U.S. homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also experienced a significant decline. The downturn in each of these segments contributed to an unprecedented decline in the demand for some of our products. New home starts, existing home sales and new commercial construction are significantly below their pre-recession highs. Although many of our end markets have started to show signs of stabilization and modest improvement, the recovery has been erratic and challenging market conditions are expected to continue for the foreseeable future and may worsen. A worsening in these segments will continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
Increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. In addition, many raw material suppliers decreased manufacturing capacity during the recent recession. Continued economic recovery has caused and may continue to cause demand pressure on raw material supplies. The decrease in manufacturing capacity, along with strong global demand for certain raw materials, has caused and may continue to cause tight supplies and significant price increases, especially in titanium dioxide and petrochemicals, which are key ingredients used in the manufacture of paint and coatings. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. Many of our paint and coatings products utilize oil based derivatives, minerals (including titanium dioxide) and metals. While we have experienced some easing of the prices of certain raw materials recently, raw material pricing has in the past and likely will in the future experience periods of volatility.

Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution network. During 2012, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.
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
Our planned acquisition of Comex may not occur at all or may not occur in the expected time frame, which may negatively affect the trading prices of our stock and our future business and financial results.
On November 9, 2012, we and Sherwin-Williams (Caribbean) N.V., one of our wholly owned subsidiaries, entered into a definitive Stock Purchase Agreement to purchase all of the issued and outstanding shares of Consorcio Comex, S.A. de C.V. and Conaxe, S.A. de C.V., for an aggregate purchase price of approximately $2.34 billion in cash, including assumed debt. Founded in 1952, Comex is a privately held business with operations in Latin America, the United States and Canada. In 2011, Comex had total annual sales of approximately U.S. $1.4 billion.
Completion of the planned acquisition of Comex is not assured and there is no assurance that it will be completed. The closing of the acquisition is subject to the satisfaction or waiver of customary closing conditions, including, among others, the consent, waiver or authorization of the Federal Antitrust Commission of Mexico and the National Commission of Foreign Investments of Mexico, both of which are under review. The acquisition is subject to risks and uncertainties, including the risk that the necessary regulatory approvals are not obtained or that other closing conditions are not satisfied. If the acquisition is not completed, or if there are significant delays in completing the acquisition, it could negatively affect the trading prices of our common stock and our future business and financial results.
Our obligation to complete the Comex acquisition is not subject to a financing condition.
Our obligation to complete the Comex acquisition is not subject to a financing condition. In December 2012, we incurred $1 billion of indebtedness by issuing senior notes due 2017 and 2042, a portion of which we plan to use to pay part of the purchase price of the acquisition. We also plan to pay part of the purchase price of the acquisition by borrowing through existing credit facilities and other financing facilities, which we may refinance by issuing additional long-term debt in the future. If any of the banks in these credit and financing facilities are unable to perform their commitments, we may be required to finance a portion of the purchase price of the acquisition at interest rates higher than currently expected. If we are unable to borrow the necessary funds to complete the acquisition, or if we are not otherwise able to pay the purchase price, we may not be able to complete the acquisition and will be in breach of the purchase agreement.
We may not be able to realize the anticipated benefits and synergies of the Comex acquisition at all or in the expected time frame.
The success of the Comex acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from combining and integrating the Comex business with our existing business during a challenging global economic environment. We may not be able to achieve expected objectives, or may not able to achieve these objectives on a timely basis, and the anticipated benefits and synergies therefore may not be realized fully or at all.
The acquisition involves challenges and risks, including risks that the transaction does not advance our business strategy or that we will not realize a satisfactory return. The challenges include, among others (i) the diversion of the attention of management and other employees to integration matters; (ii) difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Comex with our existing business; (iii) difficulties in managing the expanded operations of a larger and more complex company with an expanded presence in Latin America; (iv) challenges in keeping existing customers and obtaining new customers; and (v) challenges in retaining key employees and integrating a workforce while maintaining focus on providing high quality customer service. Any integration difficulties could decrease or eliminate the anticipated benefits and synergies of the acquisition and could negatively affect the trading prices of our stock and our future business and financial results.
To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.
At December 31, 2012, we had total debt of approximately $1.7 billion, a significant increase over our total debt of approximately $990 million at December 31, 2011. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future, and we plan to incur significant additional indebtedness in the event we complete the Comex acquisition. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund our other liquidity needs and make planned capital expenditures.
The degree to which we are currently leveraged and will be leveraged following the completion of the Comex acquisition could have important consequences to shareholders. For example, it could:
• require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
• increase our vulnerability to adverse economic or industry conditions;
• limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or
• place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans or other payments. In addition, any payment of dividends, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries' earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Finally, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.
Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate past and future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.
We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. In 2011, we acquired Leighs Paints, a leading industrial fire protection coatings manufacturer headquartered in the United Kingdom. In 2012, we acquired Geocel Holdings Corporation, which manufactures innovative caulks, sealants, and adhesives specially designed for tough construction and repair applications in commercial, residential, industrial and transport non-automotive markets. Geocel has operations in both the United States and United Kingdom. In 2012, we also acquired Jiangsu Pulanna Coating Co., Ltd., a leading automotive refinishes coatings manufacturer in China. These acquisitions, along with the Comex acquisition, involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, Mexico, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
Net external sales of our consolidated foreign subsidiaries totaled approximately 21.5%, 22.6% and 18.9% of our total consolidated net sales in 2012, 2011 and 2010, respectively. This percentage is expected to increase in 2013 in the event we complete the Comex acquisition. Sales outside of the United States make up a growing and significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
We discuss risks and uncertainties with regard to taxes in more detail in Note 14 of the Notes to Consolidated Financial Statements on pages 71 and 72 of our 2012 Annual Report.
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
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse affect on our earnings. We discuss these risks and uncertainties in more detail on page 23 of our 2012 Annual Report under the caption “Environmental Matters,” pages 27 and 29 of our 2012 Annual Report under the caption “Environmental-Related Liabilities” and in Note 8 of the Notes to Consolidated Financial Statements on pages 63 and 64 of our 2012 Annual Report.
The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the historical manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.
In the course of our business, we are subject to a variety of claims and lawsuits, including litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred even if the possibility may be remote.
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
The Santa Clara County, California proceeding is currently scheduled for trial in June 2013. The sole remaining claim in the proceeding is for public nuisance, and the plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs' jurisdictions. Adverse court rulings or a determination of liability against us in the Santa Clara County, California proceeding could subject us and the other defendants to significant liabilities, costs and expenses to abate the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs' jurisdictions and could encourage an increase in future public nuisance claims and proceedings. Any adverse court rulings or any determinations of liability against us may result in a material impact on our results of operations, liquidity or financial condition.
We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 23 of our 2012 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 31 through 34 of our 2012 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 of the Notes to Consolidated Financial Statements on pages 64 through 67 of our 2012 Annual Report.
The costs or potential liability ultimately determined to be attributable to us due to our ownership of Life Shield could have an adverse effect on our results of operations, cash flow, liquidity or financial condition.
We own Life Shield Engineered Systems, LLC, which ceased operations in 2012. Life Shield developed and manufactured blast and fragment mitigating systems. The blast and fragment mitigating systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss these risks and uncertainties in more detail on pages 30 and 31 of our 2012 Annual Report under the caption “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

CONSUMER GROUP

Manufacturing Facilities
Andover, Kansas	Owned	Grodzisk Wielkopolski, Poland	Leased
Arlington, Texas	Owned	Grove City, Ohio	Owned
Baltimore, Maryland	Owned	Holland, Michigan	Owned
Bedford Heights, Ohio	Owned	Homewood, Illinois	Owned
Beltsville, Maryland	Owned	Jeffersonville, Indiana	Owned
Chicago, Illinois	Owned	Lawrenceville, Georgia	Owned
Cincinnati, Ohio	Owned	Manchester, Georgia	Owned
Coffeyville, Kansas	Owned	Memphis, Tennessee	Owned
Columbus, Ohio	Owned	Morrow, Georgia	Owned
Crisfield, Maryland	Leased	Ontario, California	Leased
Elkhart, Indiana	Owned	Orlando, Florida	Owned
Elkhart, Indiana	Leased	Plymouth, United Kingdom	Leased
Ennis, Texas	Owned	Portland, Oregon	Leased
Fernley, Nevada	Owned	Richmond, Kentucky	Owned
Flora, Illinois	Owned	Rockford, Illinois	Leased
Fort Erie, Ontario, Canada	Owned	Sheffield, United Kingdom	Owned
Garland, Texas	Owned	South Holland, Illinois	Owned
Greensboro, North Carolina (2)	Owned	Szamotuly, Poland	Owned
Grimsby, Ontario, Canada	Owned	Victorville, California	Owned

Distribution Facilities
Buford, Georgia	Leased	Sheffield, United Kingdom	Owned
Effingham, Illinois	Leased	Swaffham, United Kingdom	Leased
Fredericksburg, Pennsylvania	Owned	Szamotuly, Poland	Owned
Reno, Nevada	Leased	Waco, Texas	Leased
Richmond, Kentucky	Owned	Winter Haven, Florida	Owned

GLOBAL FINISHES GROUP

Manufacturing Facilities
Bello, Sweden	Owned	Pasir Gudang, Johor, Malaysia	Owned
Binh Duong Province, Vietnam	Owned	Pianoro, Italy	Owned
Bolton, United Kingdom	Owned	Saint Cheron, France	Owned
Brantford, Ontario, Canada	Owned	Sao Paulo, Brazil	Owned
Cavezzo, Italy	Owned	Shanghai, China	Leased
Changzhou, China	Leased	Texcoco, Mexico	Owned
Mariano Comense, Italy	Owned	Valencia, Spain	Owned
Marsta, Sweden	Owned	Wuppertal, Germany	Owned
Mumbai (Paloja), India	Owned	Zhao Qing, China	Leased

Distribution Facilities
Bolton, United Kingdom	Owned	Nassjo, Sweden	Leased
Cavezzo, Italy	Leased	Sao Paulo, Brazil	Owned
Changzhou, China	Owned	Shanghai, China	Owned
Guadalajara, Mexico	Leased	Texcoco, Mexico	Owned
Lima, Peru	Leased	Valencia, Venezuela	Leased
Mexico City, Mexico	Owned	Quito, Ecuador	Owned

LATIN AMERICA COATINGS GROUP

Manufacturing Facilities
Buenos Aires, Argentina	Owned	Santiago, Chile (3)	Leased
Guayaquil, Ecuador	Owned	Sao Paulo, Brazil (2)	Owned
Monterrey, Mexico	Owned	Quito, Ecuador	Owned
Montevideo City, Uruguay	Owned	Vallejo, Mexico	Owned
Santiago, Chile	Owned

Distribution Facilities
Buenos Aires, Argentina	Owned	Montevideo City, Uruguay	Owned
Guadalajara, Mexico	Leased	Quito, Ecuador	Owned
Hermosillo, Mexico	Leased	Santa Catarina, Brazil	Leased
Lima, Peru	Leased	Santiago, Chile	Owned
Machala, Ecuador	Leased	Sao Paulo, Brazil (2)	Owned
Maceio, Brazil	Leased	Vallejo, Mexico	Owned
Monterrey, Mexico	Owned

The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 3,520 company-operated specialty paint stores, of which 206 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao and Aruba at December 31, 2012. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2012:

•	the Mid Western Division operated 925 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 840 paint stores along the upper east coast and New England states and Canada;

•
the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 908 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago, St. Maarten, Virgin Islands, Curacao and Aruba; and

•	the South Western Division operated 847 paint stores in the central plains and the lower west coast states.
In 2012, the Paint Stores Group opened 70 net new paint stores, consisting of 81 new stores opened (63 in the United States, 14 in Canada, 1 in Puerto Rico and 3 in Trinidad) and 11 stores closed in the United States.
The Global Finishes Group operated 242 branches in the United States, of which 8 were owned, at December 31, 2012. The Global Finishes Group also operated 60 branches internationally, of which 7 were owned, at December 31, 2012, consisting of branches in Canada (25), Europe (16), Chile (14), Mexico (3), Peru (1) and Thailand (1). During 2012, the Global Finishes Group opened 1 new branch in the United States and closed 2 in the United States for a net decrease of 1 branch.
The Latin America Coatings Group operated 276 stores, of which 8 were owned, at December 31, 2012, consisting of stores in Mexico (120), Brazil (86), Chile (39), Ecuador (17), Uruguay (10), Peru (3) and Colombia (1). During 2012, the Latin America Coatings Group opened 17 new stores (9 in South America and 8 in Mexico) and closed 6 in South America for a net increase of 11 stores.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.

For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 74 of our 2012 Annual Report, which is incorporated herein by reference.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding environmental-related matters and other legal proceedings, see pages 27 and 29, and 31 through 34, of our 2012 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 50, 63 and 64, 64 through 67, and 71, respectively, of our 2012 Annual Report, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is the name, age and present position of each of our executive officers at February 13, 2013, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Present Position	Date When First Elected or Appointed
Christopher M. Connor	56	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	49	President and Chief Operating Officer	1999
Sean P. Hennessy	55	Senior Vice President – Finance and Chief Financial Officer	2001
Thomas E. Hopkins	55	Senior Vice President – Human Resources	1997
Catherine M. Kilbane	49	Senior Vice President, General Counsel and Secretary	2013
Steven J. Oberfeld	60	Senior Vice President – Corporate Planning and Development	2006
Thomas W. Seitz	64	Senior Vice President – Strategic Excellence Initiatives	1999
Robert J. Wells	55	Senior Vice President – Corporate Communications and Public Affairs	2006
Robert J. Davisson	52	President, Paint Stores Group	2010
George E. Heath	47	President, Global Finishes Group	2008
Timothy A. Knight	48	President, Latin America Coatings Group	2011
Allen J. Mistysyn	44	Vice President – Corporate Controller	2010

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
Ms. Kilbane has served as Senior Vice President, General Counsel and Secretary since January 2013. Prior to joining the Company, Ms. Kilbane was Senior Vice President, General Counsel and Secretary of American Greetings Corporation from October 2003 to December 2012. Ms. Kilbane has been employed with the Company since January 2013.
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
Mr. Knight has served as President, Latin America Coatings Group since November 2010. Mr. Knight served as Senior Vice President – Corporate Planning and Development from February 2007 to November 2010. Mr. Knight has been employed with the Company since December 1994.
Mr. Mistysyn has served as Vice President – Corporate Controller since May 2010. Mr. Mistysyn served as Vice President - Assistant Corporate Controller from August 2009 to May 2010 and Vice President – Controller, Paint and Coatings Division from November 2006 to August 2009. Mr. Mistysyn has been employed with the Company since June 1990.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2013 was 7,925.
Information regarding market prices and dividend information with respect to our common stock is set forth on pages 78 and 79 of our 2012 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 16 of our 2012 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (a)				17,250,000
November 1 – November 30
Share repurchase program (a)	750,000	$156.38	750,000	16,500,000
Employee transactions (b)	646	154.61		NA
December 1 – December 31
Share repurchase program (a)	50,000	$148.56	50,000	16,450,000
Employee transactions (b)	1,332	149.96		NA
Total
Share repurchase program (a)	800,000	$155.89	800,000	16,450,000
Employee transactions (b)	1,978	$151.48		NA

(a)
All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20,000,000 shares of its common stock. The Company had remaining authorization at December 31, 2012 to purchase 16,450,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(b)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.
ITEM 6. SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2012		2011		2010		2009		2008
Operations
Net sales	$9,534		$8,766		$7,776		$7,094		$7,980
Net income	631		442		462		436		477

Financial Position
Total assets	$6,235		$5,229		$5,169		$4,324		$4,416
Long-term debt	1,632		639		648		783		304
Ratio of earnings to fixed charges (a)	7.2	x	6.3	x	5.1	x	5.6	x	5.6	x

Per Common Share Data
Net income — basic	$6.15		$4.22		$4.28		$3.80		$4.04
Net income — diluted	6.02		4.14		4.21		3.78		4.00
Cash dividends	1.56		1.46		1.44		1.42		1.40

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

	2012	2011	2010	2009	2008
Income before income taxes	$907	$742	$678	$623	$714
Fixed charges:
Interest expense, net	43	42	71	40	66
Interest component of rent expense	103	97	93	94	90
Total fixed charges	146	139	164	134	156
Earnings	$1,053	$881	$842	$757	$870
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is set forth on pages 19 through 39 of our 2012 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts during 2012 to hedge against value changes in foreign currency. There were no contracts outstanding at December 31, 2012. Foreign currency option and forward contracts are described in Note 13 of the Notes to Consolidated Financial Statements on page 71 of our 2012 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item is set forth on pages 42 through 76 of our 2012 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 73 of our 2012 Annual Report, which is incorporated herein by reference.

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
Internal Control Over Financial Reporting
The “Report of Management on Internal Control over Financial Reporting” is set forth on page 40 of our 2012 Annual Report, which is incorporated herein by reference.
The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 41 of our 2012 Annual Report, which is incorporated herein by reference.
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
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2012. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
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
Code of Ethics
We have adopted a Code of Conduct, which applies to all directors, officers and employees of Sherwin-Williams and our subsidiaries wherever located. Our Code of Conduct contains the general guidelines and principles for conducting Sherwin-Williams' business consistent with the highest standards of business ethics. Under our Code of Ethics for Senior Financial Management, our chief executive officer, chief financial officer and senior financial management are responsible for creating and maintaining a culture of high ethical standards and of commitment to compliance throughout our company to ensure the fair and timely reporting of Sherwin-Williams' financial results and condition. Senior financial management includes the controller, the treasurer, the principal financial/accounting personnel in our operating groups and divisions, and all other financial/accounting personnel within our corporate departments and operating groups and divisions with staff supervision responsibilities. Please refer to the information set forth under the caption “Corporate Governance – Code of Conduct” in our Proxy Statement, which is incorporated herein by reference. Our Code of Conduct and Code of Ethics for Senior Financial Management are available in the “Corporate Governance” section on the “Investor Relations” page of our website at www.sherwin.com.
We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Conduct or Code of Ethics for Senior Financial Management that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2012 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the Executive Compensation section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis” and continuing through the information under the caption “Estimated Payments upon Termination or Change in Control Table,” which is incorporated herein by reference.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2012 Annual Report are incorporated by reference in Item 8.

(i)	Report of Management on the Consolidated Financial Statements (page 42 of our 2012 Annual Report);

(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 43 of our 2012 Annual Report);

(iii)	Statements of Consolidated Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (page 44 of our 2012 Annual Report);

(iv)	Consolidated Balance Sheets at December 31, 2012, 2011 and 2010 (page 45 of our 2012 Annual Report);

(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2012, 2011 and 2010 (page 46 of our 2012 Annual Report);

(vi)	Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010 (page 47 of our 2012 Annual Report); and

(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 (pages 48 through 76 of our 2012 Annual Report).

(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2012, 2011 and 2010 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2012	2011	2010
Beginning balance	$51,747	$59,310	$44,755
Amount acquired through acquisitions	226	462	14,739
Bad debt expense	20,922	25,078	20,606
Uncollectible accounts written off, net of recoveries	(25,228)	(33,103)	(20,790)
Ending balance	$47,667	$51,747	$59,310

(3)	Exhibits
See the Exhibit Index on pages 21 through 24 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	CATHERINE M. KILBANE
Catherine M. Kilbane, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

* C. M. CONNOR	Chairman and Chief Executive Officer, Director (Principal Executive Officer)
C. M. Connor
* S. P. HENNESSY	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
S. P. Hennessy
* A. J. MISTYSYN	Vice President – Corporate Controller (Principal Accounting Officer)
A. J. Mistysyn
* A. F. ANTON	Director
A. F. Anton
* D. F. HODNIK	Director
D. F. Hodnik
* T. G. KADIEN	Director
T. G. Kadien
* R. J. KRAMER	Director
R. J. Kramer
* S. J. KROPF	Director
S. J. Kropf
* A. M. MIXON, III	Director
A. M. Mixon, III
* R. K. SMUCKER	Director
R. K. Smucker
* J. M. STROPKI	Director
J. M. Stropki

*
The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	CATHERINE M. KILBANE	February 28, 2013
Catherine M. Kilbane, Attorney-in-fact

EXHIBIT INDEX

3.	(a)
Amended and Restated Articles of Incorporation of the Company, as amended through July 26, 2006, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

	(b)	Regulations of the Company, as amended and restated April 20, 2011, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 2011, and incorporated herein by reference.

4.	(a)
Indenture between the Company and The Bank of New York Mellon (as successor to Chemical Bank), as trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093 dated February 20, 1996, and incorporated herein by reference.

(b)
First Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee (including Form of Note), dated as of December 21, 2009, filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(c)
Form of Second Supplemental Indenture by and between the Company and The Bank of New York Mellon, as trustee (including Form of Note), dated as of December 7, 2012, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 4, 2012, and incorporated herein by reference.

(d)
Form of Third Supplemental Indenture by and between the Company and The Bank of New York Mellon, as Trustee (including Form of Note), dated as of December 7, 2012, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 4, 2012, and incorporated herein by reference.

(e)
Indenture between Sherwin-Williams Development Corporation, as issuer, the Company, as guarantor, and Harris Trust and Savings Bank, as trustee, dated June 15, 1986, filed as Exhibit 4(b) to Form S-3 Registration Statement Number 33-6626 dated June 20, 1986, and incorporated herein by reference.

(f)
Credit Agreement, dated as of July 8, 2011, among the Company, the Lenders party thereto, Bank of America, N.A., as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-documentation agents, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 8, 2011, and incorporated herein by reference.

(g)
Credit Agreement, dated as of June 29, 2012, among Sherwin-Williams Canada Inc., as borrower, the Company, as guarantor, the lenders party thereto, KeyBank National Association, as joint lead arranger, sole bookrunner and administrative agent, and PNC Bank National Association, as joint lead arranger and syndication agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.

(h)
Credit Agreement, dated as of September 19, 2012, among Sherwin-Williams Luxembourg S.à r.l., as borrower, the Company, as guarantor, the lenders party thereto, J.P. Morgan Europe Limited, as administrative agent and L/C issuer, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and bookrunners, and Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as syndication agents, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated September 19, 2012, and incorporated herein by reference.

(i)
Five Year Credit Agreement, dated as of January 30, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders from time to time party thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 30, 2012, and incorporated herein by reference.

(j)
Agreement for Letter of Credit, dated as of January 30, 2012, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 30, 2012, and incorporated herein by reference.

(k)
Five Year Credit Agreement Amendment No. 1, dated as of February 6, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders from time to time party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 6, 2012, and incorporated herein by reference.

(l)
Five Year Credit Agreement Amendment No. 2, dated as of February 13, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders from time to time party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 13, 2012, and incorporated herein by reference.

(m)
Five Year Credit Agreement Amendment No. 3, dated as of February 27, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders from time to time party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated February 27, 2012, and incorporated herein by reference.

(n)
Five Year Credit Agreement, dated as of April 23, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 23, 2012, and incorporated herein by reference.

(o)
Agreement for Letter of Credit, dated as of April 23, 2012, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 23, 2012, and incorporated herein by reference.

(p)
Five Year Credit Agreement Amendment No. 1, dated as of April 25, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated April 25, 2012, and incorporated herein by reference.

(q)
Five Year Credit Agreement Amendment No. 2, dated as of May 7, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated May 7, 2012, and incorporated herein by reference.

(r)
Three Year Credit Agreement, dated as of November 14, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 14, 2012, and incorporated herein by reference.

(s)
Agreement for Letter of Credit, dated as of November 14, 2012, by and between the Company and Citibank, N.A., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 14, 2012, and incorporated herein by reference.

(t)
Three Year Credit Agreement Amendment No. 1, dated as of November 26, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated November 26, 2012, and incorporated herein by reference.

(u)
Three Year Credit Agreement Amendment No. 2, dated as of December 3, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated December 3, 2012, and incorporated herein by reference.

(v)
Three Year Credit Agreement Amendment No. 3, dated as of December 10, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated December 10, 2012, and incorporated herein by reference.

10.	*(a)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).

	*(b)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).

	*(c)	Forms of Amended and Restated Severance Agreements filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

	*(d)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(c) (filed herewith).

*(e)
The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (as Amended and Restated) filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

*(f)
Amendment No. 1 to The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (as Amended and Restated) filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

*(g)
The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (as Amended and Restated) filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(h)
The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement), dated April 23, 1997, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

*(i)
2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company's Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

*(j)
The Sherwin-Williams Company 2005 Director Deferred Fee Plan (as Amended and Restated) filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(k)
Amendment to The Sherwin-Williams Company 2005 Director Deferred Fee Plan (as Amended and Restated), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

*(l)
The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

*(m)
Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(I) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(n)
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(o)
The Sherwin-Williams Company 2003 Stock Plan, dated January 1, 2003, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

*(p)
Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.

*(q)
The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors, dated April 23, 1997, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.

*(r)
Form of Stock Option Grant under The Sherwin-Williams Company 1997 Stock Plan for Nonemployee Directors filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

*(s)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

*(t)
Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*(u)
Form of Incentive Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*(v)
Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*(w)
Form of Restricted Stock Grant (Performance-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

*(x)
Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(a) to the Company's Current Report on Form 8-K dated February 16, 2010, and incorporated herein by reference.

*(y)
The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

*(z)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

*(aa)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

*(bb)
Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(a) to the Company's Current Report on Form 8-K dated February 15, 2011, and incorporated herein by reference.

*(cc)
Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10 to the Company's Current Report on Form 8-K dated February 14, 2012, and incorporated herein by reference.

	*(dd)	Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) (filed herewith).

	*(ee)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company's Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

*(ff)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company's Current Report on Form 8-K dated July 19, 2006, and incorporated herein by reference.

*(gg)
Form of Restricted Stock Grant under The Sherwin-Williams 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company's Current Report on Form 8-K dated April 20, 2010, and incorporated by reference.

*(hh)
The Sherwin-Williams Company 2007 Executive Performance Bonus Plan (As Amended and Restated Effective January 1, 2012) filed as Exhibit 10(a) to the Company's Current Report on Form 8-K dated April 18, 2012, and incorporated herein by reference.

	**(ii)	Stock Purchase Agreement, dated November 9, 2012, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company (filed herewith).

13.
Our 2012 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2012 Annual Report which are specifically incorporated by reference in this report, our 2012 Annual Report shall not be deemed “filed” as part of this report.

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

**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Sherwin-Williams agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.