Form 10-Q
period 2013-03-31
SHERWIN WILLIAMS CO
filed 2013-04-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2013
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
Common Stock, $1.00 Par Value – 103,164,522 shares as of March 31, 2013.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5. Other Information	33
Item 6. Exhibits	34

SIGNATURES	35
INDEX TO EXHIBITS	36
EX-3
EX-4
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended March 31,
	2013	2012
Net sales	$2,167,168	$2,136,344
Cost of goods sold	1,204,317	1,226,505
Gross profit	962,851	909,839
Percent to net sales	44.4%	42.6%
Selling, general and administrative expenses	778,679	757,679
Percent to net sales	35.9%	35.5%
Other general expense - net	3,947	5,037
Interest expense	15,311	10,337
Interest and net investment income	(749)	(542)
Other income - net	(2,721)	(4,987)
Income before income taxes	168,384	142,315
Income taxes	52,199	42,099
Net income	$116,185	$100,216
Net income per common share:
Basic	$1.13	$.97
Diluted	$1.11	$.95
Average shares outstanding—basic	101,961,059	102,070,349
Average shares and equivalents outstanding—diluted	104,256,263	104,458,088
Comprehensive income	$117,588	$131,774

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31, 2013	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$613,930	$862,590	$25,493
Accounts receivable, less allowance	1,130,940	1,032,508	1,135,174
Inventories:
Finished goods	821,960	732,359	833,559
Work in process and raw materials	191,706	187,965	183,636
	1,013,666	920,324	1,017,195
Deferred income taxes	132,213	126,730	148,786
Other current assets	196,003	207,086	150,478
Total current assets	3,086,752	3,149,238	2,477,126
Goodwill	1,156,432	1,156,005	1,113,075
Intangible assets	339,167	347,553	303,565
Deferred pension assets	250,392	249,911	230,771
Other assets	378,560	366,134	381,600
Property, plant and equipment:
Land	102,016	102,336	105,835
Buildings	680,903	677,944	672,415
Machinery and equipment	1,779,876	1,750,729	1,694,321
Construction in progress	44,860	56,582	36,818
	2,607,655	2,587,591	2,509,389
Less allowances for depreciation	1,652,738	1,621,695	1,558,607
	954,917	965,896	950,782
Total Assets	$6,166,220	$6,234,737	$5,456,919

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$68,304	$69,035	$677,021
Accounts payable	1,023,284	922,999	999,685
Compensation and taxes withheld	204,998	314,892	198,596
Accrued taxes	77,971	52,104	66,694
Current portion of long-term debt	3,386	3,689	6,907
Other accruals	404,663	513,717	446,309
Total current liabilities	1,782,606	1,876,436	2,395,212
Long-term debt	1,632,198	1,632,165	637,884
Postretirement benefits other than pensions	320,221	320,223	298,167
Other long-term liabilities	618,240	614,109	617,059
Shareholders’ equity:
Common stock—$1.00 par value:
103,164,522, 103,270,067 and 103,277,120 shares outstanding at
March 31, 2013, December 31, 2012 and March 31, 2012, respectively	112,135	111,623	108,823
Preferred stock—convertible, no par value:
82,960, 101,086 and 143,389 shares outstanding at March 31, 2013,
December 31, 2012 and March 31, 2012, respectively	82,960	101,086	143,389
Unearned ESOP compensation	(82,960)	(101,086)	(143,389)
Other capital	1,729,395	1,673,788	1,391,806
Retained earnings	1,290,907	1,226,467	816,053
Treasury stock, at cost	(950,496)	(849,685)	(471,765)
Cumulative other comprehensive loss	(368,986)	(370,389)	(336,320)
Total shareholders' equity	1,812,955	1,791,804	1,508,597
Total Liabilities and Shareholders’ Equity	$6,166,220	$6,234,737	$5,456,919

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income	$116,185	$100,216
Adjustments to reconcile net income to net operating cash:
Depreciation	38,892	37,884
Amortization of intangible assets	7,664	6,599
Stock-based compensation expense	11,906	10,768
Provisions for qualified exit costs	155	53
Provisions for environmental-related matters	323	5,105
Defined benefit pension plans net cost	4,987	4,928
Net increase in postretirement liability	900	900
Other	5,165	(3,318)
Change in working capital accounts—net	(269,219)	(301,361)
Costs incurred for environmental-related matters	(4,792)	(10,289)
Costs incurred for qualified exit costs	(4,186)	(1,097)
Other	889	(5,227)
Net operating cash	(91,131)	(154,839)

INVESTING ACTIVITIES
Capital expenditures	(31,232)	(32,783)
Proceeds from sale of assets	991	3,580
(Increase) decrease in other investments	(17,768)	3,162
Net investing cash	(48,009)	(26,041)

FINANCING ACTIVITIES
Net increase in short-term borrowings	668	328,827
Proceeds from long-term debt		2,921
Payments of long-term debt	(270)	(5,253)
Payments of cash dividends	(51,745)	(40,363)
Proceeds from stock options exercised	20,734	66,885
Income tax effect of stock-based compensation exercises and vesting	23,635	20,266
Treasury stock purchased	(81,438)	(180,794)
Other	(18,989)	(16,694)
Net financing cash	(107,405)	175,795

Effect of exchange rate changes on cash	(2,115)	(2,118)
Net decrease in cash and cash equivalents	(248,660)	(7,203)
Cash and cash equivalents at beginning of year	862,590	32,696
Cash and cash equivalents at end of period	$613,930	$25,493

Income taxes paid	$13,007	$78,559
Interest paid	8,590	8,978

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2013 and 2012
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
There have been no significant changes in critical accounting policies since December 31, 2012. Accounting estimates were revised as necessary during the first three months of 2013 based on new information and changes in facts and circumstances.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.
The consolidated results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-2, which amends the Comprehensive Income Topic of the Accounting Standards Codification (ASC). The updated standard requires the presentation of information about reclassifications out of accumulated other comprehensive income. ASU No. 2013-2 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company has adopted the standard on a prospective basis as required. The updated standard affects the Company's disclosures but has no impact on its results of operations, financial condition or liquidity.
NOTE 3—DIVIDENDS
Dividends paid on common stock during the first quarter of 2013 and 2012 were $.50 per common share and $.39 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in Cumulative other comprehensive loss for the three months ended March 31, 2013:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive (Loss) Income
Beginning balance	$(204,195)	$(166,595)	$401	$(370,389)
Other comprehensive (loss) income before reclassifications(1)	(2,172)	6,683	127	4,638
Amounts reclassified from other comprehensive (loss) income(2)		(3,225)	(10)	(3,235)
Net other comprehensive (loss) income	(2,172)	3,458	117	1,403
Ending balance	$(206,367)	$(163,137)	$518	$(368,986)
(1) Net of taxes of $(4,273) for net actuarial gains and prior service costs recognized for employee benefit plans and $(80) for unrealized net gains on available-for-sale securities.
(2) Net of taxes of $2,062 for net actuarial gains and prior service costs recognized for employee benefit plans and $7 for unrealized net gains on available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2013 and 2012, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2013	2012
Balance at January 1	$22,710	$22,071
Charges to expense	5,117	5,290
Settlements	(5,640)	(4,474)
Balance at March 31	$22,187	$22,887
For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
In the three months ended March 31, 2013, one store in the Paint Stores Group and one branch in the Global Finishes Group were closed due to lower demand or redundancy.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2013:

			Actual	Adjustments to
(Thousands of dollars)	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	March 31,
Exit Plan	2012	sold or SG&A	accrual	expense—net	2013
Paint Stores Group stores shutdown in 2013:
Other qualified exit costs		$27			$27
Paint Stores Group stores shutdown in 2012:
Other qualified exit costs	$313		$(30)	$(1)	282
Global Finishes Group facility shutdown in 2012:
Severance and related costs	2,236		(284)		1,952
Other qualified exit costs	3,430		(3,530)	100
Global Finishes Group branches shutdown in 2011:
Other qualified exit costs	290		(42)		248
Other qualified exit costs for facilities shutdown prior to 2011	2,288		(300)	29	2,017
Totals	$8,557	$27	$(4,186)	$128	$4,526
For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2013	2012	2013	2012	2013	2012
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$5,396	$4,732	$1,160	$892	$765	$736
Interest cost	4,267	4,331	1,902	1,725	3,046	3,380
Expected return on assets	(10,342)	(11,210)	(1,782)	(1,677)
Amortization of:
Prior service cost (credit)	456	398			(82)	(164)
Actuarial loss	3,488	5,486	442	251	983	429
Net periodic benefit cost	$3,265	$3,737	$1,722	$1,191	$4,712	$4,381
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2013, the unaccrued maximum of the estimated range of possible outcomes is $87.3 million higher than the minimum.
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

Included in Other long-term liabilities at March 31, 2013 and 2012 were accruals for extended environmental-related activities of $93.5 million and $84.7 million, respectively. Estimated costs of current investigation and remediation activities of $17.1 million and $42.8 million are included in Other accruals at March 31, 2013 and 2012, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2013. At March 31, 2013, $58.6 million, or 53.0 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $87.3 million at March 31, 2013, $56.5 million, or 64.7 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 9 – LITIGATION
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial is currently scheduled to begin in June 2013.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff.
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

Department of Labor (DOL) Leveraged ESOP Settlement. As previously disclosed in the Company's Current Report on Form 8-K dated February 20, 2013 and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on February 20, 2013, the Company reached a settlement with the DOL of the DOL's investigation of transactions related to the Company's ESOP that were implemented on August 1, 2006 and August 27, 2003. The DOL had notified the Company, among others, of potential enforcement claims asserting breaches of fiduciary obligations and sought compensatory and equitable remedies. The Company resolved all ESOP related claims with the DOL by agreeing, in part, to make a one-time payment of $80.0 million to the ESOP, resulting in a $49.2 million after tax charge to earnings in the fourth quarter of 2012. The Company made this required $80.0 million payment to the ESOP during the first quarter of 2013.

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012
Provisions for environmental matters—net	$323	$5,105
Loss (gain) on disposition of assets	3,496	(121)
Adjustments to prior provisions for qualified exit costs	128	53
Total	$3,947	$5,037
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
Other income - net
Included in Other income - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012
Dividend and royalty income	$(2,824)	$(1,250)
Net expense from financing activities	1,898	2,980
Foreign currency transaction related losses (gains)	2,748	(5,078)
Other income	(7,312)	(3,251)
Other expense	2,769	1,612
Total	$(2,721)	$(4,987)
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at March 31, 2013 and 2012.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.

NOTE 11—INCOME TAXES
The effective tax rate was 31.0 percent for the first quarter of 2013 compared to 29.6 percent for the first quarter of 2012. The increase in the effective tax rate for the first quarter of 2013 compared to 2012 was primarily due to the impact of additional state income tax expense as well as a reduction in tax benefits related to federal income tax credits.
At December 31, 2012, the Company had $28.1 million in unrecognized tax benefits, the recognition of which would have an effect of $25.0 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2012, was $7.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to federal audits of partnership investments, assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in federal and foreign jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2012, the Company had accrued $6.2 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2012 during the first three months of 2013.
On January 2, 2013, the American Taxpayer Relief Act (ATRA) was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit from January 1, 2012 to December 31, 2013. As a result, the Company recognized a $2.0 million discrete tax benefit during the first quarter of 2013. The other provisions of the Act will have a negligible impact on the Company's effective tax rate in 2013.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS commenced an examination of the Company's U.S. income tax returns for the 2008 and 2009 tax years in the third quarter of 2011. Fieldwork is expected to be completed during 2013. At this time, the Company has determined that an insignificant payment is due for issues under review during this audit period. The Company has fully resolved all IRS issues for the 2003 through 2009 tax years relating to the matters challenging the ESOP related federal income tax deductions claimed by the Company. With the exception of $2.0 million of interest related to the 2008 tax year, all ESOP related settlement payments have been made to the IRS.
As of March 31, 2013, the Company is subject to non-U.S. income tax examinations for the tax years of 2006 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2012.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2013	2012
Basic
Average common shares outstanding	101,961,059	102,070,349

Net income	$116,185	$100,216
Less net income allocated to unvested restricted shares	(639)	(782)
Net income allocated to common shares	$115,546	$99,434
Basic net income per common share	$1.13	$.97

Diluted
Average common shares outstanding	101,961,059	102,070,349
Stock options and other contingently issuable shares (1)	2,295,204	2,387,739
Average common shares outstanding assuming dilution	104,256,263	104,458,088

Net income	$116,185	$100,216
Less net income allocated to unvested restricted shares
assuming dilution	(628)	(768)
Net income allocated to common shares assuming
dilution	$115,557	$99,448
Diluted net income per common share	$1.11	$.95

(1)	There were no options excluded due to their anti-dilutive effect for the three months ended March 31, 2013 and March 31, 2012.
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

NOTE 13—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC. The Company has determined that it has four reportable operating segments: Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”).

(Thousands of dollars)	Three Months Ended March 31, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,167,937	$308,580		$486,818	$202,636	$1,197	$2,167,168
Intersegment transfers		507,704		1,291	10,221	(519,216)
Total net sales and intersegment transfers	$1,167,937	$816,284		$488,109	$212,857	$(518,019)	$2,167,168

Segment profit	$129,713	$53,972	(1)	$33,931	$20,839		$238,455
Interest expense						$(15,311)	(15,311)
Administrative expenses and other						(54,760)	(54,760)
Income before income taxes	$129,713	$53,972		$33,931	$20,839	$(70,071)	$168,384

	Three Months Ended March 31, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,123,078	$320,373		$483,075	$208,594	$1,224	$2,136,344
Intersegment transfers		503,501		2,330	10,975	(516,806)
Total net sales and intersegment transfers	$1,123,078	$823,874		$485,405	$219,569	$(515,582)	$2,136,344

Segment profit	$112,713	$55,306	(1)	$28,636	$19,887		$216,542
Interest expense						$(10,337)	(10,337)
Administrative expenses and other						(63,890)	(63,890)
Income before income taxes	$112,713	$55,306		$28,636	$19,887	$(74,227)	$142,315
(1) Segment profit includes $6,170 and $6,676 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarter of 2013 and 2012, respectively.

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $516.8 million and $25.7 million, respectively, for the first quarter of 2013, and $501.8 million and $34.8 million, respectively, for the first quarter of 2012. Long-lived assets of these subsidiaries totaled $767.6 million and $662.2 million at March 31, 2013 and March 31, 2012, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.

Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
On November 9, 2012, the Company entered into a definitive Stock Purchase Agreement to purchase all of the issued and outstanding shares of Consorcio Comex, S.A. de C.V. (Comex) for an aggregate purchase price of approximately $2.34 billion, including assumed debt. Comex is a leader in the paint and coatings market in Mexico with headquarters in Mexico City. Completion of the transaction is subject to certain conditions and regulatory approvals.
The completed acquisitions below have been accounted for as purchases and their results of operations have been included in the consolidated financial statements since the date of acquisition. Both acquisitions resulted in the recognition of goodwill and intangible assets.
Effective December 18, 2012, the Company acquired Jiangsu Pulanna Coating Co., Ltd. (Pulanna). Headquartered in Changzhou, China, Pulanna is a leading automotive refinishes coatings manufacturer in China. The acquisition strengthens the Global Finishes Group's established presence in China and its ability to serve automotive customers around the world.
Effective June 1, 2012, the Company acquired Geocel Holdings Corporation. Geocel manufactures innovative caulks, sealants, and adhesives specially designed for tough construction and repair applications in commercial, residential, industrial and transport non-automotive markets. Geocel has operations in both the United States and United Kingdom. The acquisition strengthens the Consumer Group’s sealant and adhesive market position.
The following unaudited pro-forma summary presents consolidated financial information as if Pulanna and Geocel had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2012 or of future results of operations of Pulanna and Geocel under ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2013	2012
Net sales	$2,167,168	$2,156,852
Net income	116,185	103,240
Net income per common share:
Basic	$1.13	$1.00
Diluted	$1.11	$0.98
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$20,520	$6,118	$14,402
Liabilities:
Deferred compensation plan liability (2)	$30,398	$30,398

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $20,095.

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

(Thousands of dollars)	March 31, 2013		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,630,125	$1,705,652	$632,435	$701,156
Non-traded debt	5,459	5,277	12,356	11,860
On March 18, 2013, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, increased the aggregate amount of its existing credit facility to CAD 150 million. The credit facility is being used for general corporate purposes, including refinancing indebtedness and for acquisitions.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $233.2 million and $240.4 million at March 31, 2013 and 2012, respectively. The liability for estimated future capital contributions to the investments was $214.5 million and $231.3 million at March 31, 2013 and 2012, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into four reportable segments—Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 6 through 15 and Note 18, on pages 74 through 76, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Reportable Segments.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2013 primarily due to higher paint sales volume in our Paint Stores Group. Net working capital increased $1.222 billion at March 31, 2013 compared to the end of the first quarter of 2012 due to an increase in cash and cash equivalents and a decrease in short-term borrowings, which was primarily due to the $700.0 million of 1.35% Senior Notes due 2017 and $300.0 million of 4.00% Senior Notes due 2042 issued on December 4, 2012. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $63.7 million in the first three months of 2013 to a cash usage of $91.1 million from a cash usage of $154.8 million in 2012 primarily due to an increase in net income of $16.0 million, improved working capital management, and a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012 partially offset by a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013.
Consolidated net sales increased 1.4 percent in the first quarter of 2013 to $2.167 billion from $2.136 billion in the first quarter of 2012 due primarily to higher paint sales volume in our Paint Stores Group. Consolidated gross profit as a percent of consolidated net sales increased in the first quarter to 44.4 percent from 42.6 percent in 2012 due primarily to increased paint volume, improved operating efficiency and selling price increases. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 35.9 percent from 35.5 percent in the first quarter of 2012 due primarily to new store openings and acquisitions. Interest expense increased $5.0 million in the first quarter of 2013 due to increased long-term debt balances. The effective income tax rate for the first quarter of 2013 was 31.0 percent compared to 29.6 percent in 2012. Diluted net income per common share increased to $1.11 per share for the first quarter of 2013 from $.95 per share a year ago.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 48 through 51, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2012.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2013 primarily due to improving domestic architectural paint demand. Net working capital increased $1.222 billion at March 31, 2013 compared to the end of the first quarter of 2012 due to an increase in cash and cash equivalents and a decrease in short-term borrowings. Cash and cash equivalents increased $588.4 million, accounts receivable decreased $4.2 million, inventories decreased $3.5 million and all other current assets increased $29.0 million. Short-term borrowings decreased $608.7 million while accounts payable increased $23.6 million and all other current liabilities decreased $27.5 million from March 31, 2012. Net working capital increases were impacted primarily by cash proceeds of long-term debt acquired during the fourth quarter of 2012, increased sales, and decreased short-term borrowing needs. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first three months of 2013, accounts receivable and inventories increased $191.8 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $100.3 million, primarily due to the seasonal increase in need for working capital, while short-term borrowings decreased $0.7 million and all other current liabilities decreased $193.4 million, primarily due to a payment to the ESOP for the 2012 DOL settlement of $80.0 million and timing of accrued expense payments. The Company’s current ratio was 1.73 at March 31, 2013 compared to 1.03 at March 31, 2012 and 1.68 at December 31, 2012. Total debt at March 31, 2013 increased $382.1 million to $1.704 billion from $1.322 billion at March 31, 2012 and increased as a percentage of total capitalization to 48.4 percent from 46.7 percent at the end of the first quarter last year. Total debt decreased $1.0 million and decreased from 48.8 percent of total capitalization at December 31, 2012. At March 31, 2013, the Company had remaining borrowing ability of $2.273 billion. Net operating cash improved $63.7 million in the first three months of 2013 to a cash usage of $91.1 million from a cash usage of $154.8 million in 2012. In the twelve month period from April 1, 2012 through March 31, 2013, the Company generated net operating cash of $871.6 million, including a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, used $364.4 million in investing activities, and generated $3.4 million in financing activities. In that same period, the Company invested $155.6 million in capital additions and improvements, invested $99.2 million in acquisitions, made net payments on total debt of $374.8 million, purchased $458.4 million in treasury stock and paid $172.3 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $248.7 million during the first three months of 2013. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $31.2 million, net payments made on long-term debt of $0.3 million, payments of cash dividends of $51.7 million and treasury stock purchases of $81.4 million. At March 31, 2013, the Company’s current ratio was 1.73 compared to 1.68 at December 31, 2012 and 1.03 a year ago. The increase from a year ago was primarily due to a significant increase in cash and cash equivalents resulting from proceeds received from issuance of long-term debt during the fourth quarter of 2012 and a decrease in short-term borrowings.
Goodwill and intangible assets decreased $8.0 million from December 31, 2012 and increased $79.0 million from March 31, 2012. The net decrease during the first three months of 2013 was due primarily to amortization of $7.7 million and foreign currency translation of $3.1 million partially offset by capitalization of software of $3.0 million. The net increase over the twelve month period from March 31, 2012 resulted from acquisitions of $108.5 million and capitalization of software of $5.8 million partially offset by amortization of $28.1 million, impairments of $4.1 million, and foreign currency translation of $3.2 million. See Note 4, on pages 52 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $0.5 million during the first three months of 2013 and increased $19.6 million from March 31, 2012. The increase in the last twelve months was due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s benefit plan assets.
Other assets at March 31, 2013 increased $12.4 million in the first three months of 2013, due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments, and decreased $3.0 million from a year ago.
Net property, plant and equipment decreased $11.0 million in the first three months of 2013 and increased $4.1 million in the twelve months since March 31, 2012. The decrease in the first three months was primarily due to depreciation expense of $38.9 million, sale or disposition of fixed assets of $0.7 million and changes in currency translation rates of $2.6 million partially offset by capital expenditures of $31.2 million. Since March 31, 2012, capital expenditures of $155.6 million and acquisitions of $11.4 million were partially offset by depreciation expense of $153.2 million, dispositions or sale of assets with remaining net book value of $9.4 million and changes in currency translation rates of $0.2 million. Capital expenditures during the first three months of 2013 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
There were no borrowings under the Company’s domestic commercial paper program outstanding nor certain other short-term revolving and letter of credit agreements at March 31, 2013. Short-term borrowings outstanding under various foreign programs at March 31, 2013 were $68.3 million with a weighted average interest rate of 3.0 percent. The Company had unused capacity of $1.050 billion at March 31, 2013 under the commercial paper program that is backed by the Company’s revolving credit agreement. On March 18, 2013, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, increased the aggregate amount of its existing credit facility to CAD 150 million. The credit facility is being used for general corporate purposes, including refinancing indebtedness and for acquisitions. There were no significant changes in long-term debt during the first quarter of 2013. See Note 7, on pages 62 through 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2012 and increased $22.1 million from March 31, 2012. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 6, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2013 increased $4.1 million in the first three months of 2013 and increased $1.2 million from a year ago primarily due to acquisitions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2013. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2013.
The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites (including sites which were previously owned and/or operated by businesses acquired by the Company). In addition, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third party sites, primarily Superfund sites. The Company may be similarly designated with respect to additional third party sites in the future.
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2013 and 2012, the Company had accruals for environmental-related activities of $110.6 million and $127.5 million, respectively.

Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $87.3 million higher than the accruals at March 31, 2013.
Two of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2013. At March 31, 2013, $58.6 million, or 53.0 percent, related directly to these two sites. Of the aggregate unaccrued exposure at March 31, 2013, $56.5 million, or 64.7 percent, related to the two sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the two currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the investigative or remedial status of the two sites since December 31, 2012.
Management cannot presently estimate the ultimate potential loss contingencies related to these two sites or other less significant sites until such time as a substantial portion of the investigative activities at each site is completed and remedial action plans are developed.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $0.7 million to $68.3 million at March 31, 2013 from $69.0 million at December 31, 2012. Total long-term debt was $1.636 billion at March 31, 2013 and December 31, 2012 and $644.8 million at March 31, 2012. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2013 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Changes to the Company’s accrual for product warranty claims in the first three months of 2013 are disclosed in Note 5.

Contingent Liabilities
Life Shield Engineered Systems, LLC (Life Shield), a wholly-owned subsidiary of the Company, ceased operations in 2012. Life Shield developed and manufactured blast and fragment mitigating systems. The blast and fragment mitigating systems create a potentially higher level of product liability for the Company (as an owner of and supplier to Life Shield) than is normally associated with coatings and related products currently manufactured, distributed and sold by the Company.
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial is currently scheduled to begin in June 2013.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff.
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
Department of Labor (DOL) Leveraged ESOP Settlement. As previously disclosed in the Company's Current Report on Form 8-K dated February 20, 2013 and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on February 20, 2013, the Company reached a settlement with the DOL of the DOL's investigation of transactions related to the Company's ESOP that were implemented on August 1, 2006 and August 27, 2003. The DOL had notified the Company, among others, of potential enforcement claims asserting breaches of fiduciary obligations and sought compensatory and equitable remedies. The Company resolved all ESOP related claims with the DOL by agreeing, in part, to make a one-time payment of $80.0 million to the ESOP, resulting in a $49.2 million after tax charge to earnings in the fourth quarter of 2012. The Company made this required $80.0 million payment to the ESOP during the first quarter of 2013.
Shareholders’ Equity
Shareholders’ equity increased $21.2 million to $1.813 billion at March 31, 2013 from $1.792 billion at December 31, 2012 and increased $304.4 million from $1.509 billion at March 31, 2012. The increase in Shareholders’ equity for the first three months of 2013 resulted primarily from net income of $116.2 million, an increase in Other capital of $55.6 million, resulting primarily from stock option exercises, and a decrease in Cumulative other comprehensive loss of $1.4 million partially offset by purchases of treasury stock of $81.4 million and cash dividends paid on common stock of $51.7 million. Since March 31, 2012, net income of $647.0 million and an increase in Other capital of $337.6 million more than offset purchases of treasury stock for $458.4 million, cash dividends paid on common stock of $172.3 million and an increase in Cumulative other comprehensive loss of $32.7 million in twelve months. During the first three months of 2013, the Company purchased .50 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 3.30 million shares of its common stock since March 31, 2012 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2013 to purchase 15.95 million shares of its common stock. At a meeting held on February 13, 2013, the Board of Directors increased the quarterly cash dividend from $.39 per common share to $.50 per common share. This quarterly dividend will result in an annual dividend for 2013 of $2.00 per common share or a 33.2 percent payout of 2012 diluted net income per common share.
Cash Flow
Net operating cash improved $63.7 million in the first three months of 2013 to a cash usage of $91.1 million from a cash usage of $154.8 million in 2012 primarily due to an increase in net income of $16.0 million, improved working capital management, and a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012 partially offset by a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013. Net investing cash usage increased $22.0 million in the first three months of 2013 to a usage of $48.0 million from a usage of $26.0 million in 2012 primarily due to decreased cash used in other investments. Net financing cash decreased $283.2 million to a usage of $107.4 million in the first three months of 2013 from a source of $175.8 million in 2012 primarily due to net decreases in short-term borrowings of $328.2 million and decreased proceeds from stock options exercised of $46.2 million in the first three months of 2013 partially offset by decreases in treasury stock purchases of $99.4 million. In the twelve month period from April 1, 2012 through March 31, 2013, the Company generated net operating cash of $871.6 million, including a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, used $364.4 million in investing activities, and generated $3.4 million in financing activities. In that same period, the Company invested $155.6 million in capital additions and improvements, invested $99.2 million in acquisitions, made net payments on total debt of $374.8 million, purchased $458.4 million in treasury stock and paid $172.3 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first three months of 2013, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio for that facility was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2013, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the first quarter:

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012	Change
Net Sales:
Paint Stores Group	$1,167,937	$1,123,078	4.0%
Consumer Group	308,580	320,373	-3.7%
Global Finishes Group	486,818	483,075	0.8%
Latin America Coatings Group	202,636	208,594	-2.9%
Administrative	1,197	1,224	-2.2%
Total	$2,167,168	$2,136,344	1.4%

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012	Change
Income Before Income Taxes:
Paint Stores Group	$129,713	$112,713	15.1%
Consumer Group	53,972	55,306	-2.4%
Global Finishes Group	33,931	28,636	18.5%
Latin America Coatings Group	20,839	19,887	4.8%
Administrative	(70,071)	(74,227)	5.6%
Total	$168,384	$142,315	18.3%
Consolidated net sales increased in the first quarter of 2013 due primarily to higher paint sales volume in our Paint Stores Group.
Net sales of all consolidated foreign subsidiaries were up 3.0 percent to $516.8 million in the quarter versus $501.8 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to acquisitions, which increased net sales 4.1 percent in the quarter, and selling price increases partially offset by a 3.8 percent negative impact of foreign currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 1.0 percent to $1.650 billion in the quarter as compared to $1.634 billion in the same period last year.
Net sales in the Paint Stores Group increased due primarily to higher paint sales volume. Net sales from stores open for more than twelve calendar months increased 3.2 percent in the quarter compared to last year’s comparable period. Total paint sales volume percentage increases were in the high single digits for the quarter as compared to last year’s comparable period. Sales of non-paint products increased by 4.0 percent over last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group decreased in the first quarter, due primarily to the previously disclosed elimination of a portion of a paint program with a large retail customer partially offset by acquisitions. Net sales in the Global Finishes Group stated in U.S. dollars increased in the first quarter, due primarily to selling price increases and acquisitions partially offset by unfavorable currency translation rate changes. Acquisitions increased net sales in U.S. dollars by 1.0 percent which offset the impact of unfavorable currency translation rate changes in the quarter. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the first quarter, which can primarily be attributed to unfavorable currency translation rate changes partially offset by selling price increases. Currency translation rate changes decreased net sales by 6.6 percent in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first quarter.
Consolidated gross profit increased $53.0 million in the first quarter of 2013 compared to the same period in 2012. As a percent of sales, consolidated gross profit increased to 44.4 percent in the quarter from 42.6 percent in the first quarter of 2012. The percent to sales and dollar increases were primarily due to increased paint sales volume and selling price increases.
The Paint Stores Group’s gross profit was higher than last year by $37.7 million in the first quarter due to increased paint sales volume. The Paint Stores Group’s gross profit margins were higher in the quarter compared to the same period last year. The

Consumer Group’s gross profit increased by $2.9 million and gross profit margins increased as a percent of sales for the first quarter compared to the same period last year primarily due to improved operating efficiencies. The Global Finishes Group’s gross profit increased $13.7 million in the first quarter compared to the same period last year, when stated in U.S. dollars, due primarily to selling price increases, acquisitions and improved operating efficiencies partially offset by unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter compared to last year primarily due to selling price increases and improved operating efficiencies. The Latin America Coatings Group’s gross profit decreased by $0.8 million in the first quarter from the same period in the prior year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes partially offset by selling price increases. The Latin America Coatings Group’s gross profit margins were up as a percent of sales for the first quarter as compared to the same period last year primarily due to selling price increases. The Administrative segment’s gross profit decreased by an insignificant amount in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $21.0 million in the first quarter of 2013 versus last year due primarily to increased expenses to support higher sales levels and net new store openings. As a percent of sales, consolidated SG&A increased to 35.9 percent in the quarter from 35.5 percent in the first quarter of 2012 due to net new store openings.
The Paint Stores Group’s SG&A increased $19.7 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $4.0 million in the quarter compared to the same period last year primarily due to acquisitions. The Global Finishes Group’s SG&A increased $2.3 million in the quarter primarily due to acquisitions. The Latin America Coatings Group’s SG&A decreased $3.1 million in the first quarter primarily due to currency translation rate changes. The Administrative segment’s SG&A decreased by $1.9 million in the first quarter.
Other general expense—net decreased $1.1 million in the first quarter. The decrease in the quarter was primarily due to decreased provisions for environmental expenses and a current period loss on disposal of assets both in the Administrative segment.
Other income—net decreased $2.3 million in the first quarter primarily due to current period foreign currency losses versus prior period foreign currency gains partially offset by increased miscellaneous income both primarily impacting the Global Finishes and Latin America Coatings Groups.
Consolidated income before income taxes increased $26.1 million in the first quarter due to higher segment profits in Paint Stores, Global Finishes, and Latin America Coatings Groups and decreased expenses in the Administrative segment partially offset by lower segment profits in the Consumer Group.
The effective income tax rate of 31.0 percent for the first quarter of 2013 was higher than the 29.6 percent effective income tax rate for the first quarter of 2012 due primarily to the timing of discrete items.
Net income for the quarter increased $16.0 million to $116.2 million from $100.2 million in the first quarter of 2012. Diluted net income per common share increased 16.8 percent from $.95 per share in the first quarter of 2012 to $1.11 per share in the first quarter of 2013.
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

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012
Net income	$116,185	$100,216
Interest expense	15,311	10,337
Income taxes	52,199	42,099
Depreciation	38,892	37,884
Amortization	7,664	6,599
EBITDA	$230,251	$197,135

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
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include such things as: (a) the duration and severity of the current negative global economic and financial conditions; (b) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (c) competitive factors, including pricing pressures and product innovation and quality; (d) changes in raw material and energy supplies and pricing; (e) changes in the Company’s relationships with customers and suppliers; (f) the Company’s ability to attain cost savings from productivity initiatives; (g) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, including the planned acquisition of Comex and the recent acquisitions of Leighs Paints, Geocel and Jiangsu Pulanna, as well as the performance of the businesses acquired; (h) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (i) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations; (j) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Europe, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (k) the achievement of growth in foreign markets, such as Asia, Europe, Mexico and South America; (l) increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment; (m) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (n) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (o) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (p) unusual weather conditions.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)				16,450,000

February 1 - February 28
Share repurchase program (1)	75,000	$156.93	75,000	16,375,000
Employee transactions (2)	117,290	165.80		NA

March 1 - March 31
Share repurchase program (1)	425,000	163.93	425,000	15,950,000

Total
Share repurchase program (1)	500,000	$162.88	500,000	15,950,000
Employee transactions (2)	117,290	165.80		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at March 31, 2013 to purchase 15,950,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended March 31, 2013, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

3
Amended and Restated Articles of Incorporation of the Company, as amended through April 17, 2013, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2013, and incorporated herein by reference.

4
First Amendment Agreement, dated as of March 18, 2013, among Sherwin-Williams Canada Inc., as borrower, the Company, as guarantor, the lenders party thereto, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, PNC Bank, National Association, as joint lead arranger and syndication agent, and Royal Bank of Canada, as joint lead arranger and documentation agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated March 18, 2013, and incorporated herein by reference.

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

THE SHERWIN-WILLIAMS COMPANY

April 24, 2013	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Vice President-Corporate Controller

April 24, 2013	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

3
Amended and Restated Articles of Incorporation of the Company, as amended through April 17, 2013, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2013, and incorporated herein by reference.

4
First Amendment Agreement, dated as of March 18, 2013, among Sherwin-Williams Canada Inc., as borrower, the Company, as guarantor, the lenders party thereto, KeyBank National Association, as joint lead arranger, sole book runner and administrative agent, PNC Bank, National Association, as joint lead arranger and syndication agent, and Royal Bank of Canada, as joint lead arranger and documentation agent, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated March 18, 2013, and incorporated herein by reference.

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