Form 10-Q
period 2013-06-30
SHERWIN WILLIAMS CO
filed 2013-07-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2013
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
Common Stock, $1.00 Par Value – 102,683,128 shares as of June 30, 2013.

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
EX-10
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$2,713,889	$2,573,022	$4,881,057	$4,709,366
Cost of goods sold	1,480,310	1,422,425	2,684,627	2,648,930
Gross profit	1,233,579	1,150,597	2,196,430	2,060,436
Percent to net sales	45.5%	44.7%	45.0%	43.8%
Selling, general and administrative expenses	837,124	810,207	1,615,803	1,567,886
Percent to net sales	30.8%	31.5%	33.1%	33.3%
Other general expense - net	485	3,086	4,432	8,123
Interest expense	15,069	10,230	30,380	20,567
Interest and net investment income	(698)	(625)	(1,447)	(1,167)
Other expense (income) - net	715	(104)	(2,006)	(5,091)
Income before income taxes	380,884	327,803	549,268	470,118
Income taxes	123,597	99,990	175,796	142,089
Net income	$257,287	$227,813	$373,472	$328,029
Net income per common share:
Basic	$2.51	$2.23	$3.65	$3.20
Diluted	$2.46	$2.17	$3.57	$3.13
Average shares outstanding—basic	101,665,737	101,446,643	101,813,398	101,758,496
Average shares and equivalents outstanding—diluted	103,896,780	104,003,128	104,031,718	104,100,046
Comprehensive income	$213,283	$214,846	$330,871	$346,619

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30, 2013	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$741,084	$862,590	$46,616
Accounts receivable, less allowance	1,299,679	1,032,508	1,237,832
Inventories:
Finished goods	809,586	732,359	851,827
Work in process and raw materials	175,258	187,965	179,651
	984,844	920,324	1,031,478
Deferred income taxes	129,732	126,730	148,685
Other current assets	187,096	207,086	159,391
Total current assets	3,342,435	3,149,238	2,624,002
Goodwill	1,171,503	1,156,005	1,122,274
Intangible assets	311,947	347,553	314,913
Deferred pension assets	250,989	249,911	232,591
Other assets	379,439	366,134	394,200
Property, plant and equipment:
Land	99,579	102,336	101,336
Buildings	718,015	677,944	665,162
Machinery and equipment	1,812,541	1,750,729	1,702,849
Construction in progress	39,087	56,582	47,588
	2,669,222	2,587,591	2,516,935
Less allowances for depreciation	1,717,031	1,621,695	1,578,540
	952,191	965,896	938,395
Total Assets	$6,408,504	$6,234,737	$5,626,375

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$50,664	$69,035	$604,985
Accounts payable	1,117,459	922,999	1,102,148
Compensation and taxes withheld	218,633	314,892	231,828
Accrued taxes	170,447	52,104	126,556
Current portion of long-term debt	2,632	3,689	4,246
Other accruals	407,670	513,717	462,040
Total current liabilities	1,967,505	1,876,436	2,531,803
Long-term debt	1,631,951	1,632,165	635,589
Postretirement benefits other than pensions	320,219	320,223	298,798
Other long-term liabilities	621,299	614,109	620,932
Shareholders’ equity:
Common stock—$1.00 par value:
102,683,128, 103,270,067 and 102,632,285 shares outstanding at
June 30, 2013, December 31, 2012 and June 30, 2012, respectively	112,454	111,623	109,682
Preferred stock—convertible, no par value:
68,049, 101,086 and 128,390 shares outstanding at June 30, 2013,
December 31, 2012 and June 30, 2012, respectively	68,049	101,086	128,390
Unearned ESOP compensation	(68,049)	(101,086)	(128,390)
Other capital	1,773,060	1,673,788	1,429,209
Retained earnings	1,496,639	1,226,467	1,003,693
Treasury stock, at cost	(1,101,633)	(849,685)	(654,043)
Cumulative other comprehensive loss	(412,990)	(370,389)	(349,288)
Total shareholders' equity	1,867,530	1,791,804	1,539,253
Total Liabilities and Shareholders’ Equity	$6,408,504	$6,234,737	$5,626,375

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income	$373,472	$328,029
Adjustments to reconcile net income to net operating cash:
Depreciation	78,301	75,507
Amortization of intangible assets	14,127	12,963
Stock-based compensation expense	23,977	21,945
Provisions for qualified exit costs	367	1,582
Provisions for environmental-related matters	1,769	9,093
Defined benefit pension plans net cost	9,975	9,855
Net increase in postretirement liability	1,800	1,800
Other	1,417	494
Change in working capital accounts—net	(195,322)	(220,890)
Costs incurred for environmental-related matters	(6,892)	(20,165)
Costs incurred for qualified exit costs	(5,955)	(1,907)
Other	5,039	(16,194)
Net operating cash	302,075	202,112

INVESTING ACTIVITIES
Capital expenditures	(72,126)	(69,972)
Acquisitions of businesses, net of cash acquired	(5,000)	(43,993)
Proceeds from sale of assets	2,586	8,979
(Increase) decrease in other investments	(52,854)	14,848
Net investing cash	(127,394)	(90,138)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(17,407)	260,193
Proceeds from long-term debt		1,846
Payments of long-term debt	(949)	(12,164)
Payments of cash dividends	(103,300)	(80,438)
Proceeds from stock options exercised	40,622	88,182
Income tax effect of stock-based compensation exercises and vesting	35,654	36,612
Treasury stock purchased	(232,522)	(362,623)
Other	(18,855)	(27,546)
Net financing cash	(296,757)	(95,938)

Effect of exchange rate changes on cash	570	(2,116)
Net (decrease) increase in cash and cash equivalents	(121,506)	13,920
Cash and cash equivalents at beginning of year	862,590	32,696
Cash and cash equivalents at end of period	$741,084	$46,616

Income taxes paid	$34,666	$97,709
Interest paid	30,942	20,899

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2013 and 2012
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
There have been no significant changes in critical accounting policies since December 31, 2012. Accounting estimates were revised as necessary during the first six months of 2013 based on new information and changes in facts and circumstances.
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
The consolidated results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2013 and 2012 were $.50 per common share and $.39 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in Cumulative other comprehensive loss for the six months ended June 30, 2013:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Beginning balance	$(204,195)	$(166,595)	$401	$(370,389)
Other comprehensive (loss) income before reclassifications(1)	(48,421)	12,190	99	(36,132)
Amounts reclassified from other comprehensive (loss) income(2)		(6,450)	(19)	(6,469)
Net other comprehensive (loss) income	(48,421)	5,740	80	(42,601)
Ending balance	$(252,616)	$(160,855)	$481	$(412,990)
(1) Net of taxes of $(7,794) for net actuarial gains and prior service costs recognized for employee benefit plans and $(62) for unrealized net gains on available-for-sale securities.
(2) Net of taxes of $4,124 for net actuarial gains and prior service costs recognized for employee benefit plans and $12 for unrealized net gains on available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2013 and 2012, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2013	2012
Balance at January 1	$22,710	$22,071
Charges to expense	11,031	11,710
Settlements	(12,134)	(10,842)
Balance at June 30	$21,607	$22,939
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
In the six months ended June 30, 2013, three stores in the Paint Stores Group, one branch in the Global Finishes Group and four stores in the Latin America Coatings Group were closed due to lower demand or redundancy.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2013:

			Actual	Adjustments to
(Thousands of dollars)	Balance at	Provisions in	expenditures	prior provisions	Balance at
	December 31,	Cost of goods	charged to	in Other general	June 30,
Exit Plan	2012	sold or SG&A	accrual	expense—net	2013
Paint Stores Group stores shutdown in 2013:
Other qualified exit costs		$27	$(16)		$11
Paint Stores Group stores shutdown in 2012:
Other qualified exit costs	$313		(44)	$(1)	268
Global Finishes Group facility shutdown in 2012:
Severance and related costs	2,236		(1,548)	261	949
Other qualified exit costs	3,430		(3,530)	100
Global Finishes Group branches shutdown in 2011:
Other qualified exit costs	290		(93)		197
Other qualified exit costs for facilities shutdown prior to 2011	2,288		(724)	(20)	1,544
Totals	$8,557	$27	$(5,955)	$340	$2,969
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
NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2013	2012	2013	2012	2013	2012
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$5,397	$4,732	$1,160	$893	$766	$736
Interest cost	4,267	4,331	1,903	1,724	3,045	3,380
Expected return on assets	(10,342)	(11,211)	(1,782)	(1,677)
Amortization of:
Prior service cost (credit)	455	398			(82)	(164)
Actuarial loss	3,488	5,485	442	252	984	428
Net periodic benefit cost	$3,265	$3,735	$1,723	$1,192	$4,713	$4,380

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$10,793	$9,464	$2,320	$1,785	$1,531	$1,472
Interest cost	8,534	8,662	3,805	3,449	6,091	6,760
Expected return on assets	(20,684)	(22,421)	(3,564)	(3,354)
Amortization of:
Prior service cost (credit)	911	796			(164)	(328)
Actuarial loss	6,976	10,971	884	503	1,967	857
Net periodic benefit cost	$6,530	$7,472	$3,445	$2,383	$9,425	$8,761
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2013, the unaccrued maximum of the estimated range of possible outcomes is $85.6 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2013 and 2012 were accruals for extended environmental-related activities of $93.8 million and $83.9 million, respectively. Estimated costs of current investigation and remediation activities of $17.1 million and $42.9 million are included in Other accruals at June 30, 2013 and 2012, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2013. At June 30, 2013, $58.5 million, or 52.8 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $85.6 million at June 30, 2013, $56.6 million, or 66.1 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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

The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013.
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

Department of Labor (DOL) leveraged ESOP settlement. As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on February 20, 2013, the Company reached a settlement with the DOL of the DOL's investigation of transactions related to the Company's ESOP that were implemented on August 1, 2006 and August 27, 2003. The DOL had notified the Company, among others, of potential enforcement claims asserting breaches of fiduciary obligations and sought compensatory and equitable remedies. The Company resolved all ESOP related claims with the DOL by agreeing, in part, to make a one-time payment of $80.0 million to the ESOP, resulting in a $49.2 million after tax charge to earnings in the fourth quarter of 2012. The Company made this required $80.0 million payment to the ESOP during the first quarter of 2013.

Import duty assessment settlement. During the second quarter of 2013, the Company recorded a charge of $11.8 million to Cost of goods sold due to an assessment as a result of audits brought by the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2008, resulting in an after-tax charge of $8.4 million. The Company elected to accept a voluntary amnesty program offered by the government to resolve this issue rather than incur significant legal expenses to contest the assessment in court. The Company's import duty processes were changed beginning in 2009, however, years subsequent to 2008 remain open to audit. No additional accruals for potential assessments have been recorded.
NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provisions for environmental matters—net	$1,446	$3,988	$1,769	$9,093
(Gain) loss on disposition of assets	(1,173)	(814)	2,323	(935)
Adjustments to prior provisions for qualified exit costs	212	(88)	340	(35)
Total	$485	$3,086	$4,432	$8,123
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend and royalty income	$(813)	$(851)	$(3,637)	$(2,101)
Net expense from financing activities	2,845	1,041	4,743	4,021
Foreign currency transaction related losses (gains)	3,196	1,374	5,944	(3,704)
Other income	(7,107)	(5,229)	(14,419)	(8,480)
Other expense	2,594	3,561	5,363	5,173
Total	$715	$(104)	$(2,006)	$(5,091)
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at June 30, 2013 and 2012.

Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 32.5 percent and 32.0 percent for the second quarter and first six months of 2013, respectively, compared to 30.5 percent and 30.2 percent for the second quarter and first six months of 2012, respectively. The increase in the effective tax rate for the second quarter and first six months of 2013 compared to 2012 was primarily due to the impact of additional state income tax expense as well as a reduction in tax benefits related to federal income tax credits.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2012 during the first six months of 2013.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS commenced an examination of the Company's U.S. income tax returns for the 2008 and 2009 tax years in the third quarter of 2011. Fieldwork was completed during the second quarter of 2013. At this time, the Company has determined that an insignificant payment is due for issues under review during this audit period. The Company has fully resolved all IRS issues for the 2003 through 2009 tax years relating to the matters challenging the ESOP related federal income tax deductions claimed by the Company. With the exception of $2.0 million of interest related to the 2008 tax year, all ESOP related settlement payments have been made to the IRS.
As of June 30, 2013, the Company is subject to non-U.S. income tax examinations for the tax years of 2006 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2012.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic
Average common shares outstanding	101,665,737	101,446,643	101,813,398	101,758,496

Net income	$257,287	$227,813	$373,472	$328,029
Less net income allocated to unvested restricted shares	(1,639)	(1,908)	(2,278)	(2,689)
Net income allocated to common shares	$255,648	$225,905	$371,194	$325,340
Basic net income per common share	$2.51	$2.23	$3.65	$3.20

Diluted
Average common shares outstanding	101,665,737	101,446,643	101,813,398	101,758,496
Stock options and other contingently issuable shares (1)	2,231,043	2,556,485	2,218,320	2,341,550
Average common shares outstanding assuming dilution	103,896,780	104,003,128	104,031,718	104,100,046

Net income	$257,287	$227,813	$373,472	$328,029
Less net income allocated to unvested restricted shares
assuming dilution	(1,607)	(1,865)	(2,235)	(2,633)
Net income allocated to common shares assuming
dilution	$255,680	$225,948	$371,237	$325,396
Diluted net income per common share	$2.46	$2.17	$3.57	$3.13

(1)	There were no options excluded due to their anti-dilutive effect for the three and six months ended June 30, 2013 and 2012.
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

(Thousands of dollars)	Three Months Ended June 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,606,509	$393,660		$513,524	$198,991	$1,205	$2,713,889
Intersegment transfers		658,202		3,740	9,691	(671,633)
Total net sales and intersegment transfers	$1,606,509	$1,051,862		$517,264	$208,682	$(670,428)	$2,713,889

Segment profit	$332,972	$79,042	(1)	$54,462	$856		$467,332
Interest expense						$(15,069)	(15,069)
Administrative expenses and other						(71,379)	(71,379)
Income before income taxes	$332,972	$79,042		$54,462	$856	$(86,448)	$380,884

	Three Months Ended June 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,488,109	$397,749		$498,693	$187,281	$1,190	$2,573,022
Intersegment transfers		655,276		1,935	11,649	(668,860)
Total net sales and intersegment transfers	$1,488,109	$1,053,025		$500,628	$198,930	$(667,670)	$2,573,022

Segment profit	$266,982	$80,757	(1)	$48,032	$9,281		$405,052
Interest expense						$(10,230)	(10,230)
Administrative expenses and other						(67,019)	(67,019)
Income before income taxes	$266,982	$80,757		$48,032	$9,281	$(77,249)	$327,803
(1) Segment profit includes $8,108 and $7,968 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the second quarter of 2013 and 2012, respectively.

	Six Months Ended June 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,774,446	$702,240		$1,000,342	$401,627	$2,402	$4,881,057
Intersegment transfers		1,165,906		5,031	19,912	(1,190,849)
Total net sales and intersegment transfers	$2,774,446	$1,868,146		$1,005,373	$421,539	$(1,188,447)	$4,881,057

Segment profit	$462,685	$133,014	(2)	$88,393	$21,695		$705,787
Interest expense						$(30,380)	(30,380)
Administrative expenses and other						(126,139)	(126,139)
Income before income taxes	$462,685	$133,014		$88,393	$21,695	$(156,519)	$549,268

	Six Months Ended June 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,611,187	$718,122		$981,768	$395,874	$2,415	$4,709,366
Intersegment transfers		1,158,776		4,265	22,624	(1,185,665)
Total net sales and intersegment transfers	$2,611,187	$1,876,898		$986,033	$418,498	$(1,183,250)	$4,709,366

Segment profit	$379,694	$136,063	(2)	$76,669	$29,168		$621,594
Interest expense						$(20,567)	(20,567)
Administrative expenses and other						(130,909)	(130,909)
Income before income taxes	$379,694	$136,063		$76,669	$29,168	$(151,476)	$470,118
(2) Segment profit includes $14,278 and $14,644 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first six months of 2013 and 2012, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $531.6 million and $5.6 million, respectively, for the second quarter of 2013, and $491.9 million and $32.5 million, respectively, for the second quarter of 2012. Net external sales and segment profit of these subsidiaries were $1.048 billion and $31.2 million, respectively, for the first six months of 2013, and $993.8 million and $67.3 million, respectively, for the first six months of 2012. Long-lived assets of these subsidiaries totaled $765.9 million and $637.7 million at June 30, 2013 and June 30, 2012, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
On November 9, 2012, the Company entered into a definitive Stock Purchase Agreement to purchase all of the issued and outstanding shares of Consorcio Comex, S.A. de C.V. (Comex) for an aggregate purchase price of approximately $2.34 billion, including assumed debt. The Stock Purchase Agreement was amended on June 24, 2013 to extend the date by which the agreement can be terminated by either party to August 31, 2013. Comex is a leader in the paint and coatings market in Mexico with headquarters in Mexico City. Completion of the transaction is subject to certain conditions and regulatory approvals. On July 17, 2013, the Federal Competition Commission of Mexico (FCCM) informed the Company that the acquisition was not authorized by the FCCM by a 3-2 vote of its members. The Company is preparing a response to address the Commission's concerns.
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

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$2,713,889	$2,597,205	$4,881,057	$4,754,057
Net income	257,287	231,181	373,472	334,407
Net income per common share:
Basic	$2.51	$2.26	$3.65	$3.26
Diluted	$2.46	$2.20	$3.57	$3.19
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$20,770	$6,349	$14,421
Liabilities:
Deferred compensation plan liability (2)	$24,785	$24,785

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $20,399.

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

(Thousands of dollars)	June 30, 2013		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,630,197	$1,637,505	$632,448	$694,626
Non-traded debt	4,386	4,245	7,387	7,120
On March 18, 2013, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, increased the aggregate amount of its existing credit facility to CAD 150 million. The credit facility is being used for general corporate purposes, including refinancing indebtedness and for acquisitions.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $236.5 million and $250.5 million at June 30, 2013 and 2012, respectively. The liability for estimated future capital contributions to the investments was $205.8 million and $233.7 million at June 30, 2013 and 2012, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong in the second quarter of 2013 primarily due to higher paint sales volume in our Paint Stores Group. Net working capital increased $1.283 billion at June 30, 2013 compared to the end of the second quarter of 2012 due to an increase in cash and cash equivalents and a decrease in short-term borrowings, which was primarily due to the $700.0 million of 1.35% Senior Notes due 2017 and $300.0 million of 4.00% Senior Notes due 2042 issued on December 4, 2012. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $100.0 million in the first six months of 2013 to a cash source of $302.1 million from a cash source of $202.1 million in 2012 primarily due to an increase in net income of $45.4 million, improved working capital management, and a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012 partially offset by a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013.
Consolidated net sales increased 5.5 percent in the second quarter of 2013 to $2.714 billion from $2.573 billion in the second quarter of 2012, and increased 3.6 percent in the first six months of 2013 to $4.881 billion from $4.709 billion in the first six months of 2012 due primarily to higher paint sales volume in our Paint Stores Group. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter to 45.5 percent from 44.7 percent in 2012 and increased to 45.0 percent from 43.8 percent in the first six months due primarily to increased paint volume, improved operating efficiency and selling price increases. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 30.8 percent from 31.5 percent in the second quarter of 2012 and decreased to 33.1 percent from 33.3 percent in the first six months due primarily to increased sales partially offset by new store openings and acquisitions. Interest expense increased $4.8 million in the second quarter and $9.8 million in the first six months of 2013 due to increased long-term debt balances. The effective income tax rate for the second quarter of 2013 was 32.5 percent compared to 30.5 percent in 2012, and the rate for the first six months of 2013 was 32.0 percent compared to 30.2 percent in 2012. Diluted net income per common share increased to $2.46 per share for the second quarter of 2013 from $2.17 per share a year ago and increased to $3.57 per share from $3.13 per share in the first six months.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2013 primarily due to improving domestic architectural paint demand. Net working capital increased $1.283 billion at June 30, 2013 compared to the end of the second quarter of 2012 due to an increase in cash and cash equivalents and a decrease in short-term borrowings. Cash and cash equivalents increased $694.5 million, accounts receivable increased $61.8 million, inventories decreased $46.6 million and all other current assets increased $8.8 million. Short-term borrowings decreased $554.3 million while accounts payable increased $15.3 million and all other current liabilities decreased $25.3 million from June 30, 2012. Net working capital increases were impacted primarily by cash proceeds of long-term debt acquired during the fourth quarter of 2012, increased sales, and decreased short-term borrowing needs. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first six months of 2013, accounts receivable and inventories increased $331.7 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $194.5 million, primarily due to the seasonal increase in need for working capital, while short-term borrowings decreased $18.4 million and all other current liabilities decreased $85.0 million, primarily due to a payment to the ESOP for the 2012 DOL settlement of $80.0 million and timing of accrued expense payments. The Company’s current ratio was 1.70 at June 30, 2013 compared to 1.04 at June 30, 2012 and 1.68 at December 31, 2012. Total debt at June 30, 2013 increased $440.4 million to $1.685 billion from $1.245 billion at June 30, 2012 and increased as a percentage of total capitalization to 47.4 percent from 44.7 percent at the end of the second quarter last year. Total debt decreased $19.6 million from December 31, 2012 and decreased as a percentage of total capitalization from 48.8 percent. At June 30, 2013, the Company had remaining borrowing ability of $2.277 billion. Net operating cash improved $100.0 million in the first six months of 2013 to a cash source of $302.1 million from a cash source of $202.1 million in 2012. In the twelve month period from July 1, 2012 through June 30, 2013, the Company generated net operating cash of $987.8 million, including a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, used $379.7 million in investing activities, and generated $85.8 million in financing activities. In that same period, the Company invested $159.3 million in capital additions and improvements, invested $60.2 million in acquisitions, had net proceeds from total debt of $432.6 million, purchased $427.7 million in treasury stock and paid $183.8 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $121.5 million during the first six months of 2013. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $72.1 million, payments of cash dividends of $103.3 million, treasury stock purchases of $232.5 million, and net payments made on long-term debt of $0.9 million. At June 30, 2013, the Company’s current ratio was 1.70 compared to 1.68 at December 31, 2012 and 1.04 a year ago. The increase from a year ago was primarily due to a significant increase in cash and cash equivalents resulting from proceeds received from issuance of long-term debt during the fourth quarter of 2012 and a decrease in short-term borrowings.
Goodwill and intangible assets decreased $20.1 million from December 31, 2012 and increased $46.3 million from June 30, 2012. The net decrease during the first six months of 2013 was due primarily to amortization of $14.1 million. The net increase over the twelve month period from June 30, 2012 resulted from acquisitions of $64.0 million, capitalization of software of $4.7 million and foreign currency translation of $9.8 million partially offset by amortization of $28.1 million and impairments of $4.1 million. See Note 4, on pages 52 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $1.1 million during the first six months of 2013 and increased $18.4 million from June 30, 2012. The increase in the last twelve months was due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s benefit plan assets.
Other assets at June 30, 2013 increased $13.3 million in the first six months of 2013, due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments, and decreased $14.8 million from a year ago due primarily to decreases in investments in affordable housing and historic renovation real estate properties.

Net property, plant and equipment decreased $13.7 million in the first six months of 2013 and increased $13.8 million in the twelve months since June 30, 2012. The decrease in the first six months was primarily due to depreciation expense of $78.3 million, sale or disposition of fixed assets of $1.4 million and changes in currency translation rates of $7.5 million partially offset by capital expenditures of $72.1 million. Since June 30, 2012, capital expenditures of $159.3 million, acquisitions of $7.7 million and changes in currency translation rates of $7.4 million were partially offset by depreciation expense of $155.0 million and dispositions or sale of assets with remaining net book value of $5.5 million. Capital expenditures during the first six months of 2013 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
There were no borrowings under the Company’s domestic commercial paper program outstanding nor certain other short-term revolving and letter of credit agreements at June 30, 2013. Short-term borrowings outstanding under various foreign programs at June 30, 2013 were $50.7 million with a weighted average interest rate of 2.6 percent. The Company had unused capacity of $1.050 billion at June 30, 2013 under the commercial paper program that is backed by the Company’s revolving credit agreement. On March 18, 2013, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, increased the aggregate amount of its existing credit facility to CAD 150 million. The credit facility is being used for general corporate purposes, including refinancing indebtedness and for acquisitions. There were no significant changes in long-term debt during the second quarter of 2013. See Note 7, on pages 62 through 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2012 and increased $21.4 million from June 30, 2012. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 6, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at June 30, 2013 increased $7.2 million in the first six months of 2013 and increased $0.4 million from a year ago primarily due to acquisitions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2013. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2013.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2013 and 2012, the Company had accruals for environmental-related activities of $110.9 million and $126.8 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $85.6 million higher than the accruals at June 30, 2013.
Two of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2013. At June 30, 2013, $58.5 million, or 52.8 percent, related directly to these two sites. Of the aggregate unaccrued exposure at June 30, 2013, $56.6 million, or 66.1 percent, related to the two sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the two currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the investigative or remedial status of the two sites since December 31, 2012.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $18.4 million to $50.7 million at June 30, 2013 from $69.0 million at December 31, 2012. Total long-term debt decreased $1.3 million to $1.635 billion at June 30, 2013 from $1.636 billion at December 31, 2012 and increased $994.7 million from $639.8 million at June 30, 2012. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter or the first six months of 2013 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Changes to the Company’s accrual for product warranty claims in the first six months of 2013 are disclosed in Note 5.

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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013.
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

Department of Labor (DOL) leveraged ESOP settlement. As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on February 20, 2013, the Company reached a settlement with the DOL of the DOL's investigation of transactions related to the Company's ESOP that were implemented on August 1, 2006 and August 27, 2003. The DOL had notified the Company, among others, of potential enforcement claims asserting breaches of fiduciary obligations and sought compensatory and equitable remedies. The Company resolved all ESOP related claims with the DOL by agreeing, in part, to make a one-time payment of $80.0 million to the ESOP, resulting in a $49.2 million after tax charge to earnings in the fourth quarter of 2012. The Company made this required $80.0 million payment to the ESOP during the first quarter of 2013.

Import duty assessment settlement. During the second quarter of 2013, the Company recorded a charge of $11.8 million to Cost of goods sold due to an assessment as a result of audits brought by the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2008, resulting in an after-tax charge of $8.4 million. The Company elected to accept a voluntary amnesty program offered by the government to resolve this issue rather than incur significant legal expenses to contest the assessment in court. The Company's import duty processes were changed beginning in 2009, however, years subsequent to 2008 remain open to audit. No additional accruals for potential assessments have been recorded.

Shareholders’ Equity
Shareholders’ equity increased $75.7 million to $1.868 billion at June 30, 2013 from $1.792 billion at December 31, 2012 and increased $328.3 million from $1.539 billion at June 30, 2012. The increase in Shareholders’ equity for the first six months of 2013 resulted primarily from net income of $373.5 million and an increase in Other capital of $99.3 million, resulting primarily from stock option exercises, partially offset by purchases of treasury stock of $232.5 million, cash dividends paid on common stock of $103.3 million, and an increase in Cumulative other comprehensive loss of $42.6 million. Since June 30, 2012, net income of $676.5 million and an increase in Other capital of $343.9 million more than offset purchases of treasury stock for $427.7 million, cash dividends paid on common stock of $183.8 million and an increase in Cumulative other comprehensive loss of $63.7 million in twelve months. During the first six months of 2013, the Company purchased 1.30 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 2.60 million shares of its common stock since June 30, 2012 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2013 to purchase 15.15 million shares of its common stock. At a meeting held on February 13, 2013, the Board of Directors increased the quarterly cash dividend from $.39 per common share to $.50 per common share. This quarterly dividend will result in an annual dividend for 2013 of $2.00 per common share or a 33.2 percent payout of 2012 diluted net income per common share.
Cash Flow
Net operating cash improved $100.0 million in the first six months of 2013 to a cash source of $302.1 million from a cash source of $202.1 million in 2012 primarily due to an increase in net income of $45.4 million, improved working capital management, and a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012 partially offset by a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013. Net investing cash usage increased $37.3 million in the first six months of 2013 to a usage of $127.4 million from a usage of $90.1 million in 2012 primarily due to increased cash used in other investments. Net financing cash decreased $200.8 million to a usage of $296.8 million in the first six months of 2013 from a usage of $95.9 million in 2012 primarily due to net decreases in short-term borrowings of $277.6 million and decreased proceeds from stock options exercised of $47.6 million in the first six months of 2013 partially offset by decreases in treasury stock purchases of $130.1 million. In the twelve month period from July 1, 2012 through June 30, 2013, the Company generated net operating cash of $987.8 million, including a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, used $379.7 million in investing activities, and generated $85.8 million in financing activities. In that same period, the Company invested $159.3 million in capital additions and improvements, invested $60.2 million in acquisitions, made net payments on total debt of $432.6 million, purchased $427.7 million in treasury stock and paid $183.8 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first six months of 2013, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio for that facility was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2013, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the second quarter and first six months:

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net Sales:
Paint Stores Group	$1,606,509	$1,488,109	8.0%	$2,774,446	$2,611,187	6.3%
Consumer Group	393,660	397,749	-1.0%	702,240	718,122	-2.2%
Global Finishes Group	513,524	498,693	3.0%	1,000,342	981,768	1.9%
Latin America Coatings Group	198,991	187,281	6.3%	401,627	395,874	1.5%
Administrative	1,205	1,190	1.3%	2,402	2,415	-0.5%
Total	$2,713,889	$2,573,022	5.5%	$4,881,057	$4,709,366	3.6%

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Income Before Income Taxes:
Paint Stores Group	$332,972	$266,982	24.7%	$462,685	$379,694	21.9%
Consumer Group	79,042	80,757	-2.1%	133,014	136,063	-2.2%
Global Finishes Group	54,462	48,032	13.4%	88,393	76,669	15.3%
Latin America Coatings Group	856	9,281	-90.8%	21,695	29,168	-25.6%
Administrative	(86,448)	(77,249)	-11.9%	(156,519)	(151,476)	-3.3%
Total	$380,884	$327,803	16.2%	$549,268	$470,118	16.8%
Consolidated net sales increased in the second quarter and first six months of 2013 due primarily to higher paint sales volume in our Paint Stores Group.
Net sales of all consolidated foreign subsidiaries were up 8.1 percent to $531.6 million in the quarter and up 5.5 percent to $1.048 billion in the first six months versus $491.9 million and $993.8 million in the same periods last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to acquisitions, which increased net sales 3.8 percent in the quarter, and selling price increases partially offset by a 1.2 percent negative impact of foreign currency translation rate changes. The increase in the first six months was due primarily to acquisitions, which increased net sales 4.0 percent in the first six months, and selling price increases partially offset by a 2.5 percent negative impact of foreign currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 4.9 percent to $2.182 billion in the quarter and up 3.1 percent to $3.833 billion in the first six months as compared to $2.081 billion and $3.716 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the second quarter and first six months due primarily to higher architectural paint sales volume. Net sales from stores open for more than twelve calendar months increased 7.0 percent in the quarter and increased 5.4 percent in the first six months compared to last year’s comparable periods. Total paint sales volume percentage increases exceeded 10.0 percent for the quarter and first six months as compared to last year’s comparable periods. Sales of non-paint products increased by 10.4 percent over last year’s second quarter and increased by 8.2 percent over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group decreased in the second quarter and first six months, due primarily to lower volume sales to most of the Group's retail customers and the previously disclosed elimination of a portion of a paint program with a large retail customer partially offset by acquisitions. Net sales in the Global Finishes Group stated in U.S. dollars increased in the second quarter and first six months, due primarily to selling price increases and acquisitions. Acquisitions increased net sales in U.S. dollars by 1.2 percent and 1.1 percent for the second quarter and first six months, respectively, which offset the impact of unfavorable currency translation rate changes in the quarter and first six months. Net sales in the Latin America Coatings Group stated in U.S. dollars increased in the second quarter and first six months, which can primarily be attributed to selling price increases and higher paint sales volume partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 2.8 percent in the quarter and 4.8 percent in the first six months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the second quarter and first six months.
Consolidated gross profit increased $83.0 million in the second quarter and increased $136.0 million in the first six months of 2013 compared to the same periods in 2012. As a percent of sales, consolidated gross profit increased to 45.5 percent in the quarter from 44.7 percent in the second quarter of 2012 and improved to 45.0 percent in the first six months of 2013 from 43.8 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume and selling price increases.
The Paint Stores Group’s gross profit was higher than last year by $83.0 million in the second quarter and was higher than last year by $120.6 million in the first six months due to increased paint sales volume. The Paint Stores Group’s gross profit margins were higher in the quarter and first six months compared to the same periods last year. The Consumer Group’s gross profit decreased by $0.4 million in the quarter and increased by $2.5 million in the first six months and gross profit margins increased as a percent of sales for the second quarter and first six months compared to the same periods last year primarily due to improved operating efficiencies. The Global Finishes Group’s gross profit increased $8.6 million in the second quarter and increased $22.3 million in the first six months compared to the same periods last year, when stated in U.S. dollars, due primarily to selling price increases, acquisitions and improved operating efficiencies partially offset by unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and first six months compared to last year primarily due to selling price increases and improved operating efficiencies. The Latin America Coatings Group’s gross profit decreased by $9.2 million in the second quarter and $10.0 million in the first six months from the same periods in the prior year, when stated in U.S. dollars, primarily due to a government import duty assessment related to our Brazilian operations and unfavorable currency translation rate changes partially offset by selling price increases. Charges of $11.8 million were recorded to cost of goods sold due to an assessment brought by the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2008. The Company elected to accept a voluntary amnesty program offered by the government to resolve this issue rather than incur significant legal expenses to contest it in the courts. The Latin America Coatings Group’s gross profit margins were down as a percent of sales for the second quarter and first six months as compared to the same periods last year for these same reasons. The Administrative segment’s gross profit increased by an insignificant amount in the second quarter and first six months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $26.9 million in the second quarter and increased $47.9 million in the first six months of 2013 versus last year due primarily to increased expenses to support higher sales levels and net new store openings. As a percent of sales, consolidated SG&A decreased to 30.8 percent in the quarter and decreased to 33.1 percent in the first six months from 31.5 percent in the second quarter and 33.3 percent in the first six months of 2012 due to higher sales levels and good expense control.
The Paint Stores Group’s SG&A increased $16.7 million in the second quarter and increased $36.4 million in the first six months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $1.1 million in the quarter and increased $5.1 million in the first six months compared to the same periods last year primarily due to acquisitions. The Global Finishes Group’s SG&A decreased $1.2 million in the quarter due to good expense control, and increased $1.1 million in the first six months primarily due to acquisitions. The Latin America Coatings Group’s SG&A increased $3.4 million in the second quarter and increased $0.3 million in the first six months primarily due to currency translation rate changes. The Administrative segment’s SG&A increased by $6.9 million in the second quarter and increased $5.0 million in the first six months primarily due to acquisition due diligence efforts and information systems costs.
Other general expense—net decreased $2.6 million in the second quarter and decreased by $3.7 million in the first six months. The decrease in the quarter was primarily due to decreased provisions for environmental expenses in the Administrative segment. The decrease in the first six months was primarily due to decreased provisions for environmental expenses and a current period loss on disposal of assets versus prior period gain on disposal of assets both in the Administrative segment.
Other income—net decreased $0.8 million in the second quarter and decreased $3.1 million in the first six months primarily due to increased foreign currency losses partially offset by increased miscellaneous income both primarily impacting the Global Finishes and Latin America Coatings Groups.
Consolidated income before income taxes increased $53.1 million in the second quarter and increased $79.2 million in the first six months of 2013 due to higher segment profits in Paint Stores and Global Finishes Groups partially offset by lower segment profits in the Consumer and Latin America Coatings Groups and increased expenses in the Administrative segment.
The effective income tax rate of 32.5 percent for the second quarter of 2013 was higher than the 30.5 percent effective income tax rate for the second quarter of 2012 due primarily to the timing of discrete items. The effective income tax rate of 32.0 percent for the first six months of 2013 was higher than the 30.2 percent effective income tax rate for the first six months of 2012 due primarily to the timing of discrete items.
Net income for the quarter increased $29.5 million to $257.3 million from $227.8 million in the second quarter of 2012 and increased $45.4 million to $373.5 million from $328.0 million in the first six months of 2012. Diluted net income per common share increased 13.4 percent from $2.17 per share in the second quarter of 2012 to $2.46 per share in the second quarter of 2013, including second quarter charges of $.08 per share resulting from the government import duty assessment related to our Brazilian operations. Diluted net income per common share increased percent from $3.13 in the first six months of 2012 to $3.57 in the first six months of 2013, including second quarter charges of $.08 per share resulting from the government import duty assessment related to our Brazilian operations.
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

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$257,287	$227,813	$373,472	$328,029
Interest expense	15,069	10,230	30,380	20,567
Income taxes	123,597	99,990	175,796	142,089
Depreciation	39,409	37,623	78,301	75,507
Amortization	6,463	6,364	14,127	12,963
EBITDA	$441,825	$382,020	$672,076	$579,155

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)				15,950,000

May 1 - May 31
Share repurchase program (1)	750,000	$189.71	750,000	15,200,000
Employee transactions (2)	289	183.23		NA

June 1 - June 30
Share repurchase program (1)	50,000	$176.06	50,000	15,150,000

Total
Share repurchase program (1)	800,000	$188.85	800,000	15,150,000
Employee transactions (2)	289	183.23		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at June 30, 2013 to purchase 15,150,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended June 30, 2013, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

10	Amendment No. 1 to Stock Purchase Agreement, dated June 24, 2013, by and among Avisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 24, 2013	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Vice President-Corporate Controller

July 24, 2013	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

10	Amendment No. 1 to Stock Purchase Agreement, dated June 24, 2013, by and among Avisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document