Form 10-Q
period 2013-09-30
SHERWIN WILLIAMS CO
filed 2013-10-30
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2013
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
Common Stock, $1.00 Par Value – 101,333,029 shares as of September 30, 2013.

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
EX-10(a)
EX-10(b)
EX-10(c)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$2,847,417	$2,603,226	$7,728,474	$7,312,592
Cost of goods sold	1,551,459	1,452,944	4,236,086	4,101,874
Gross profit	1,295,958	1,150,282	3,492,388	3,210,718
Percent to net sales	45.5%	44.2%	45.2%	43.9%
Selling, general and administrative expenses	889,690	799,786	2,505,493	2,367,672
Percent to net sales	31.2%	30.7%	32.4%	32.4%
Other general expense - net	834	1,123	5,266	9,246
Interest expense	15,394	10,358	45,774	30,925
Interest and net investment income	(916)	(793)	(2,363)	(1,960)
Other expense (income) - net	3,494	(3,190)	1,488	(8,281)
Income before income taxes	387,462	342,998	936,730	813,116
Income taxes	124,496	108,045	300,292	250,134
Net income	$262,966	$234,953	$636,438	$562,982
Net income per common share:
Basic	$2.60	$2.29	$6.24	$5.49
Diluted	$2.55	$2.24	$6.11	$5.37
Average shares outstanding - basic	100,460,185	101,525,658	101,362,328	101,680,883
Average shares and equivalents outstanding - diluted	102,622,514	104,019,320	103,551,542	103,968,124
Comprehensive income	$286,887	$226,891	$617,758	$573,510

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2013	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,035,713	$862,590	$55,181
Accounts receivable, less allowance	1,348,607	1,032,508	1,263,079
Inventories:
Finished goods	818,557	732,359	787,570
Work in process and raw materials	199,061	187,965	176,125
	1,017,618	920,324	963,695
Deferred income taxes	128,306	126,730	149,090
Other current assets	240,471	207,086	178,350
Total current assets	3,770,715	3,149,238	2,609,395
Goodwill	1,175,621	1,156,005	1,122,924
Intangible assets	307,043	347,553	316,926
Deferred pension assets	252,229	249,911	235,011
Other assets	405,052	366,134	397,408
Property, plant and equipment:
Land	101,731	102,336	103,028
Buildings	698,675	677,944	670,470
Machinery and equipment	1,872,562	1,750,729	1,726,551
Construction in progress	44,301	56,582	50,902
	2,717,269	2,587,591	2,550,951
Less allowances for depreciation	1,706,341	1,621,695	1,607,350
	1,010,928	965,896	943,601
Total Assets	$6,921,588	$6,234,737	$5,625,265

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$295,276	$69,035	$330,148
Accounts payable	1,121,001	922,999	1,034,921
Compensation and taxes withheld	305,525	314,892	300,152
Accrued taxes	187,662	52,104	157,558
Current portion of long-term debt	2,386	3,689	3,936
Other accruals	494,423	513,717	465,309
Total current liabilities	2,406,273	1,876,436	2,292,024
Long-term debt	1,631,988	1,632,165	635,348
Postretirement benefits other than pensions	320,219	320,223	299,438
Other long-term liabilities	693,457	614,109	619,045
Shareholders’ equity:
Common stock—$1.00 par value:
101,333,029, 103,270,067 and 103,107,051 shares outstanding at
September 30, 2013, December 31, 2012 and September 30, 2012, respectively	112,604	111,623	110,658
Preferred stock—convertible, no par value:
54,946, 101,086 and 115,321 shares outstanding at September 30, 2013,
December 31, 2012 and September 30, 2012, respectively	54,946	101,086	115,321
Unearned ESOP compensation	(54,946)	(101,086)	(115,321)
Other capital	1,798,797	1,673,788	1,552,202
Retained earnings	1,708,553	1,226,467	1,198,573
Treasury stock, at cost	(1,361,234)	(849,685)	(724,673)
Cumulative other comprehensive loss	(389,069)	(370,389)	(357,350)
Total shareholders' equity	1,869,651	1,791,804	1,779,410
Total Liabilities and Shareholders’ Equity	$6,921,588	$6,234,737	$5,625,265

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES
Net income	$636,438	$562,982
Adjustments to reconcile net income to net operating cash:
Depreciation	117,693	113,336
Amortization of intangible assets	21,473	20,099
Stock-based compensation expense	35,948	33,044
Provisions for qualified exit costs	848	6,648
Provisions for environmental-related matters	2,353	9,621
Defined benefit pension plans net cost	14,963	14,782
Net increase in postretirement liability	2,700	2,700
Other	4,302	(2,975)
Change in working capital accounts - net	(52,193)	(145,124)
Costs incurred for environmental-related matters	(9,736)	(24,614)
Costs incurred for qualified exit costs	(6,451)	(2,374)
Other	9,573	(18,860)
Net operating cash	777,911	569,265

INVESTING ACTIVITIES
Capital expenditures	(108,500)	(102,989)
Acquisitions of businesses, net of cash acquired	(92,780)	(46,893)
Proceeds from sale of assets	3,298	11,065
Increase in other investments	(55,872)	(36,222)
Net investing cash	(253,854)	(175,039)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	228,241	(15,230)
Proceeds from long-term debt		2,108
Payments of long-term debt	(1,140)	(12,943)
Payments of cash dividends	(154,352)	(120,594)
Proceeds from stock options exercised	48,973	162,416
Income tax effect of stock-based compensation exercises and vesting	41,219	62,046
Treasury stock purchased	(492,022)	(433,053)
Other	(18,443)	(14,376)
Net financing cash	(347,524)	(369,626)

Effect of exchange rate changes on cash	(3,410)	(2,115)
Net increase in cash and cash equivalents	173,123	22,485
Cash and cash equivalents at beginning of year	862,590	32,696
Cash and cash equivalents at end of period	$1,035,713	$55,181

Income taxes paid	$161,416	$164,157
Interest paid	39,639	29,850

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2013 and 2012
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
There have been no significant changes in critical accounting policies since December 31, 2012. Accounting estimates were revised as necessary during the first nine months of 2013 based on new information and changes in facts and circumstances.
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
The consolidated results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2013 and 2012 were $.50 per common share and $.39 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in Cumulative other comprehensive loss for the nine months ended September 30, 2013:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Beginning balance	$(204,195)	$(166,595)	$401	$(370,389)
Other comprehensive loss before reclassifications(1)	(27,935)	(855)	(276)	(29,066)
Amounts reclassified from other comprehensive loss (2)		10,389	(3)	10,386
Net other comprehensive (loss) income	(27,935)	9,534	(279)	(18,680)
Ending balance	$(232,130)	$(157,061)	$122	$(389,069)
(1) Net of taxes of $534 for net actuarial gains and prior service costs recognized for employee benefit plans and $173 for unrealized net gains on available-for-sale securities.
(2) Net of taxes of $(6,005) for net actuarial gains and prior service costs recognized for employee benefit plans and $2 for unrealized net gains on available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2013 and 2012, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2013	2012
Balance at January 1	$22,710	$22,071
Charges to expense	18,916	18,646
Settlements	(18,936)	(19,101)
Balance at September 30	$22,690	$21,616
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
In the nine months ended September 30, 2013, four stores in the Paint Stores Group, four branches in the Global Finishes Group and seven stores in the Latin America Coatings Group were closed due to lower demand or redundancy.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2013:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2012	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Adjustments to prior provisions in Other general expense - net	Balance at September 30, 2013
Paint Stores Group stores shutdown in 2013:
Other qualified exit costs		$27	$(27)
Consumer Group facilities shutdown in 2013:
Severance and related costs		164			$164
Global Finishes Group stores shutdown in 2013:
Severance and related costs		294	(25)		269
Paint Stores Group stores shutdown in 2012:
Other qualified exit costs	$313		(54)	$(1)	258
Global Finishes Group facilities shutdown in 2012:
Severance and related costs	2,236	268	(1,883)		621
Other qualified exit costs	3,430		(3,530)	100
Global Finishes Group branches shutdown in 2011:
Other qualified exit costs	290		(128)		162
Other qualified exit costs for facilities shutdown prior to 2011	2,288		(804)	(4)	1,480
Totals	$8,557	$753	$(6,451)	$95	$2,954
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
NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2013	2012	2013	2012	2013	2012
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$5,396	$4,732	$1,160	$892	$765	$736
Interest cost	4,267	4,330	1,902	1,725	3,046	3,380
Expected return on assets	(10,342)	(11,210)	(1,783)	(1,677)
Amortization of:
Prior service cost (credit)	456	398			(82)	(164)
Actuarial loss	3,489	5,486	443	251	983	429
Net periodic benefit cost	$3,266	$3,736	$1,722	$1,191	$4,712	$4,381

Nine Months Ended September 30:
Net periodic benefit cost:
Service cost	$16,189	$14,196	$3,480	$2,677	$2,296	$2,208
Interest cost	12,801	12,992	5,707	5,174	9,137	10,140
Expected return on assets	(31,026)	(33,631)	(5,347)	(5,031)
Amortization of:
Prior service cost (credit)	1,367	1,194			(246)	(492)
Actuarial loss	10,465	16,457	1,327	754	2,950	1,286
Net periodic benefit cost	$9,796	$11,208	$5,167	$3,574	$14,137	$13,142
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2013, the unaccrued maximum of the estimated range of possible outcomes is $81.9 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2013 and 2012 were accruals for extended environmental-related activities of $94.8 million and $80.8 million, respectively. Estimated costs of current investigation and remediation activities of $17.1 million and $42.8 million are included in Other accruals at September 30, 2013 and 2012, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2013. At September 30, 2013, $58.2 million, or 52.0 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $81.9 million at September 30, 2013, $56.9 million, or 69.4 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. Closing arguments were heard on September 23, 2013. The trial court is expected to issue its decision by December 31, 2013.
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

Government tax assessment settlements related to Brazilian operations. Charges of $16.9 million and $28.7 million were recorded to cost of goods sold in the quarter and nine months, respectively, and $2.9 million to SG&A in the quarter and nine months. The charges in the quarter and nine months were primarily related to import duty taxes paid to the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2012. The Company elected to pay the taxes through an existing voluntary amnesty program offered by the government to resolve these issues rather than contest them in court. The after-tax charges were $13.5 million and $21.9 million, respectively, for the quarter and nine months. The Company’s import duty process in Brazil was changed to reach a final resolution of this matter with the Brazilian government.

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provisions for environmental matters - net	$584	$528	$2,353	$9,621
Loss (gain) on disposition of assets	495	654	2,818	(281)
Adjustments to prior provisions for qualified exit costs	(245)	(59)	95	(94)
Total	$834	$1,123	$5,266	$9,246
Provisions for environmental matters - net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. See Note 8 for further details on the Company’s environmental-related activities.
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend and royalty income	$(1,128)	$(1,433)	$(4,765)	$(3,534)
Net expense from financing activities	2,508	2,347	7,251	6,368
Foreign currency transaction related losses (gains)	2,594	(2,604)	8,538	(6,308)
Other income	(3,981)	(3,629)	(18,400)	(12,109)
Other expense	3,501	2,129	8,864	7,302
Total	$3,494	$(3,190)	$1,488	$(8,281)
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. The Company had foreign currency option and forward contracts outstanding at September 30, 2012. All of the outstanding contracts had maturity dates of less than twelve months and were undesignated hedges with changes in fair value being recognized in earnings in accordance with the Derivatives and Hedging Topic of the ASC. These derivative instrument values were included in either Other current assets or Other accruals and were insignificant at September 30, 2012. There were no foreign currency option and forward contracts outstanding at September 30, 2013.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 32.1 percent for the third quarter and first nine months of 2013, compared to 31.5 percent and 30.8 percent for the third quarter and first nine months of 2012, respectively. The increase in the effective tax rate for the third quarter and first nine months of 2013 compared to 2012 was primarily due to the impact of additional state income tax expense as well as a reduction in tax benefits related to federal income tax credits.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2012 during the first nine months of 2013.

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
During the third quarter of 2013, the Company completed the acquisition of the U.S./Canada business of Consorcio Comex, S.A. de C.V. The Company has engaged an independent valuation firm to value the assets of the acquired business. Once this process is completed, the Company will determine if any tax attributes are required to be recorded.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS completed an examination of the Company's U.S. income tax returns for the 2008 and 2009 tax years in the third quarter of 2013. The audit adjustments had a negligible impact on the Company's 2013 effective tax rate. The Company has fully resolved all IRS issues relating to the matters challenging the ESOP related federal income tax deductions claimed by the Company. During the third quarter of 2013, the Company made a final interest payment of $2.0 million related to the 2008 ESOP adjustment which had been disclosed in prior years. The Company expects that the IRS will commence an examination of the 2010 and 2011 tax years during the fourth quarter of 2013.
As of September 30, 2013, the Company is subject to non-U.S. income tax examinations for the tax years of 2006 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2012.
NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic
Average common shares outstanding	100,460,185	101,525,658	101,362,328	101,680,883

Net income	$262,966	$234,953	$636,438	$562,982
Less net income allocated to unvested restricted shares	(1,700)	(1,965)	(3,978)	(4,654)
Net income allocated to common shares	$261,266	$232,988	$632,460	$558,328
Basic net income per common share	$2.60	$2.29	$6.24	$5.49

Diluted
Average common shares outstanding	100,460,185	101,525,658	101,362,328	101,680,883
Stock options and other contingently issuable shares (1)	2,162,329	2,493,662	2,189,214	2,287,241
Average common shares outstanding assuming dilution	102,622,514	104,019,320	103,551,542	103,968,124

Net income	$262,966	$234,953	$636,438	$562,982
Less net income allocated to unvested restricted shares
assuming dilution	(1,667)	(1,922)	(3,902)	(4,555)
Net income allocated to common shares assuming
dilution	$261,299	$233,031	$632,536	$558,427
Diluted net income per common share	$2.55	$2.24	$6.11	$5.37

(1)
Stock options and other contingently issuable shares excluded 16,609 shares for the three and nine months ended September 30, 2013. There were no options excluded due to their anti-dilutive effect for the three months ended September 30, 2012. Stock options and other contingently issuable shares excluded 10,924 shares for the nine months ended September 30, 2012.

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

(Thousands of dollars)	Three Months Ended September 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,763,404	$366,845		$507,284	$208,645	$1,239	$2,847,417
Intersegment transfers		689,319		2,437	9,170	(700,926)
Total net sales and intersegment transfers	$1,763,404	$1,056,164		$509,721	$217,815	$(699,687)	$2,847,417

Segment profit	$359,352	$73,065	(1)	$44,536	$(983)		$475,970
Interest expense						$(15,394)	(15,394)
Administrative expenses and other						(73,114)	(73,114)
Income before income taxes	$359,352	$73,065		$44,536	$(983)	$(88,508)	$387,462

	Three Months Ended September 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,553,461	$348,001		$491,816	$208,726	$1,222	$2,603,226
Intersegment transfers		644,400		853	13,686	(658,939)
Total net sales and intersegment transfers	$1,553,461	$992,401		$492,669	$222,412	$(657,717)	$2,603,226

Segment profit	$300,563	$57,054	(1)	$36,415	$21,931		$415,963
Interest expense						$(10,358)	(10,358)
Administrative expenses and other						(62,607)	(62,607)
Income before income taxes	$300,563	$57,054		$36,415	$21,931	$(72,965)	$342,998
(1) Segment profit includes $8,340 and $6,908 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarter of 2013 and 2012, respectively.

	Nine Months Ended September 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,537,849	$1,069,085		$1,507,626	$610,271	$3,643	$7,728,474
Intersegment transfers		1,855,226		7,469	29,081	(1,891,776)
Total net sales and intersegment transfers	$4,537,849	$2,924,311		$1,515,095	$639,352	$(1,888,133)	$7,728,474

Segment profit	$822,037	$206,079	(2)	$132,929	$20,712		$1,181,757
Interest expense						$(45,774)	(45,774)
Administrative expenses and other						(199,253)	(199,253)
Income before income taxes	$822,037	$206,079		$132,929	$20,712	$(245,027)	$936,730

	Nine Months Ended September 30, 2012
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,164,648	$1,066,123		$1,473,584	$604,600	$3,637	$7,312,592
Intersegment transfers		1,803,175		5,118	36,310	(1,844,603)
Total net sales and intersegment transfers	$4,164,648	$2,869,298		$1,478,702	$640,910	$(1,840,966)	$7,312,592

Segment profit	$680,257	$193,117	(2)	$113,084	$51,099		$1,037,557
Interest expense						$(30,925)	(30,925)
Administrative expenses and other						(193,516)	(193,516)
Income before income taxes	$680,257	$193,117		$113,084	$51,099	$(224,441)	$813,116
(2) Segment profit includes $22,618 and $21,552 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2013 and 2012, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $523.7 million and $18.2 million, respectively, for the third quarter of 2013, and $497.6 million and $37.7 million, respectively, for the third quarter of 2012. Net external sales and segment profit of these subsidiaries were $1.572 billion and $50.2 million, respectively, for the first nine months of 2013, and $1.491 billion and $105.0 million, respectively, for the first nine months of 2012. Long-lived assets of these subsidiaries totaled $679.9 million and $648.8 million at September 30, 2013 and September 30, 2012, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
On November 9, 2012, the Company entered into a definitive Stock Purchase Agreement to purchase all of the issued and outstanding shares of Consorcio Comex, S.A. de C.V. (Comex) for an aggregate purchase price of approximately $2.34 billion, including assumed debt. However, on July 17, 2013, the Federal Competition Commission of Mexico (Commission) informed the Company that the acquisition of Comex was not authorized. The Company appealed the Commission's decision. On September 16, 2013, the Stock Purchase Agreement was amended and restated to extend the date by which the agreement can be terminated by either party to March 31, 2014. Additionally, the Stock Purchase Agreement was amended to reflect a revised purchase price of approximately $2.25 billion. On October 29, 2013, the Commission informed the Company that the Company's appeal relating to its pending acquisition of Comex's Mexico business was denied and the acquisition is not authorized. The Company is currently reviewing the Commission's decision and is considering all options, including whether to refile with the Commission. Comex is a leader in the paint and coatings market in Mexico with headquarters in Mexico City. Also on September 16, 2013, the Company entered into a new definitive Stock Purchase Agreement and completed the acquisition of Comex's U.S./Canada business. The Company has engaged an independent valuation firm to value the assets of the acquired business. Once this process is completed, the Company will record any necessary adjustments. The U.S./Canada business of Comex focuses on the manufacture and sale of paint and paint related products through retail service centers under various proprietary brands. The acquisition of the U.S./Canada business of Comex strengthens the ability of the Paint Stores Group and Consumer Group to serve customers in key geographic markets.
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
The completed acquisitions above have been accounted for as purchases and their results of operations have been included in the consolidated financial statements since the date of acquisition. The Pulanna and Geocel acquisitions resulted in the recognition of goodwill and intangible assets.
The following unaudited pro-forma summary presents consolidated financial information as if the U.S./Canada business of Comex, Pulanna and Geocel had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2012 or of future results of operations of these acquisitions under ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$2,959,162	$2,753,280	$8,083,123	$7,874,576
Net income	257,149	229,297	609,651	524,639
Net income per common share:
Basic	$2.53	$2.24	$5.96	$5.12
Diluted	$2.47	$2.19	$5.83	$5.01
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$20,456	$3,294	$17,162
Liabilities:
Deferred compensation plan liability (2)	$25,800	$25,800

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $20,420.

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

(Thousands of dollars)	September 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,630,269	$1,631,266	$632,460	$693,681
Non-traded debt	4,105	3,903	6,824	6,607
On March 18, 2013, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, increased the aggregate amount of its existing credit facility to CAD 150.0 million. The credit facility is being used for general corporate purposes, including refinancing indebtedness and for acquisitions.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $262.4 million and $257.6 million at September 30, 2013 and 2012, respectively. The liability for estimated future capital contributions to the investments was $223.0 million and $224.0 million at September 30, 2013 and 2012, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong in the third quarter of 2013 primarily due to improved operating results in our Paint Stores, Consumer, and Global Finishes Groups. Net working capital increased $1.047 billion at September 30, 2013 compared to the end of the third quarter of 2012 due to an increase in cash and cash equivalents and a decrease in short-term borrowings, which was primarily due to the $700.0 million of 1.35% Senior Notes due 2017 and $300.0 million of 4.00% Senior Notes due 2042 issued on December 4, 2012. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $208.6 million in the first nine months of 2013 to a cash source of $777.9 million from a cash source of $569.3 million in 2012 primarily due to an increase in net income of $73.5 million, improved working capital management, and a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012 partially offset by a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013.
Consolidated net sales increased 9.4 percent in the third quarter of 2013 to $2.847 billion from $2.603 billion in the third quarter of 2012, and increased 5.7 percent in the first nine months of 2013 to $7.728 billion from $7.313 billion in the first nine months of 2012 due primarily to higher paint sales volume in our Paint Stores Group. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter to 45.5 percent from 44.2 percent in 2012 and increased to 45.2 percent from 43.9 percent in the first nine months due primarily to increased paint volume, improved operating efficiency and selling price increases. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 31.2 percent from 30.7 percent in the third quarter of 2012 and was flat at 32.4 percent in the first nine months primarily due to timing of net new store openings in the quarter and acquisitions. Interest expense increased $5.0 million in the third quarter and $14.8 million in the first nine months of 2013 due to increased long-term debt balances. The effective income tax rate for the third quarter of 2013 was 32.1 percent compared to 31.5 percent in 2012, and the rate for the first nine months of 2013 was 32.1 percent compared to 30.8 percent in 2012. Diluted net income per common share increased to $2.55 per share for the third quarter of 2013, including a 2013 charge of $.13 per share resulting from government tax assessments related to our Brazilian operations, from $2.24 per share a year ago and increased to $6.11 per share, including 2013 charges of $.21 per share related to the Brazil tax assessments, from $5.37 per share in the first nine months of 2012.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2013 primarily due to improving domestic architectural paint demand and improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital increased $1.047 billion at September 30, 2013 compared to the end of the third quarter of 2012 due to an increase in cash and cash equivalents and a decrease in short-term borrowings. Cash and cash equivalents increased $980.5 million, accounts receivable increased $85.5 million, inventories increased $53.9 million and all other current assets increased $41.3 million. Short-term borrowings decreased $34.9 million while accounts payable increased $86.1 million and all other current liabilities increased $63.0 million from September 30, 2012. Net working capital increases were impacted primarily by cash proceeds of long-term debt acquired during the fourth quarter of 2012, acquisitions, increased sales and decreased short-term borrowing needs. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first nine months of 2013, accounts receivable increased $316.1 million when normal seasonal trends typically require significant growth in this category along with increases in inventories of $97.3 million, primarily from acquisitions partially offset by lower core business inventories. Accounts payable increased $198.0 million, primarily due to the seasonal increase in need for working capital along with increases from acquisitions, while short-term borrowings increased $226.2 million and all other current liabilities increased $105.6 million, primarily due to timing of accrued taxes and other accrued expense payments partially offset by a payment to the ESOP for the 2012 DOL settlement of $80.0 million. The Company’s current ratio was 1.57 at September 30, 2013 compared to 1.14 at September 30, 2012 and 1.68 at December 31, 2012. Total debt at September 30, 2013 increased $960.2 million to $1.930 billion from $969.4 million at September 30, 2012 and increased as a percentage of total capitalization to 50.8 percent from 35.3 percent at the end of the third quarter last year. Total debt increased $224.8 million from December 31, 2012 and increased as a percentage of total capitalization from 48.8 percent. At September 30, 2013, the Company had remaining borrowing ability of $2.083 billion. Net operating cash improved $208.6 million in the first nine months of 2013 to a cash source of $777.9 million from a cash source of $569.3 million in 2012. In the twelve month period from October 1, 2012 through September 30, 2013, the Company generated net operating cash of $1.097 billion, including a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, used $421.3 million in investing activities, and generated $308.7 million in financing activities. In that same period, the Company invested $162.6 million in capital additions and improvements, invested $145.1 million in acquisitions, had net proceeds from total debt of $954.0 million, purchased $616.7 million in treasury stock and paid $194.7 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $173.1 million during the first nine months of 2013. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $108.5 million, payments of cash dividends of $154.4 million, treasury stock purchases of $492.0 million, acquisitions of businesses of $92.8 million and net payments made on long-term debt of $1.1 million. At September 30, 2013, the Company’s current ratio was 1.57 compared to 1.68 at December 31, 2012 and 1.14 a year ago. The increase from a year ago was primarily due to a significant increase in cash and cash equivalents resulting from proceeds received from issuance of long-term debt during the fourth quarter of 2012 and a decrease in short-term borrowings.
Goodwill and intangible assets decreased $20.9 million from December 31, 2012 and increased $42.8 million from September 30, 2012. The net decrease during the first nine months of 2013 was due primarily to amortization of $21.5 million. The net increase over the twelve month period from September 30, 2012 resulted from acquisitions of $63.7 million, capitalization of software of $3.2 million and foreign currency translation of $8.4 million partially offset by amortization of $28.4 million and impairments of $4.1 million. See Note 4, on pages 52 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $2.3 million during the first nine months of 2013 and increased $17.2 million from September 30, 2012. The increase in the last twelve months was due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2013 increased $38.9 million in the first nine months of 2013, due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments, and increased $7.6 million from a year ago due primarily to increases in investments in affordable housing and historic renovation real estate properties.
Net property, plant and equipment increased $45.0 million in the first nine months of 2013 and increased $67.3 million in the twelve months since September 30, 2012. The increase in the first nine months was primarily due capital expenditures of $108.5 million and acquisitions of $58.1 million partially offset by depreciation expense of $117.7 million, sale or disposition of fixed assets of $2.3 million and changes in currency translation rates of $1.5 million. Since September 30, 2012, capital expenditures of $162.6 million, acquisitions of $60.2 million and changes in currency translation rates of $5.9 million were partially offset by depreciation expense of $156.6 million and dispositions or sale of assets with remaining net book value of $4.8 million. Capital expenditures during the first nine months of 2013 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
Short-term borrowings related to the Company's domestic commercial paper program outstanding were $200.0 million at an average rate of .32 percent at September 30, 2013. There were no borrowings under certain other short-term revolving and letter of credit agreements at September 30, 2013. Short-term borrowings outstanding under various foreign programs at September 30, 2013 were $95.3 million with a weighted average interest rate of 6.4 percent. The Company had unused capacity of $850.0 million at September 30, 2013 under the commercial paper program that is backed by the Company’s revolving credit agreement. On March 18, 2013, Sherwin-Williams Canada, Inc., a wholly owned subsidiary of the Company, increased the aggregate amount of its existing credit facility to CAD 150.0 million. The credit facility is being used for general corporate purposes, including refinancing indebtedness and for acquisitions. There were no significant changes in long-term debt during the third quarter of 2013. See Note 7, on pages 62 through 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2012 and increased $20.8 million from September 30, 2012. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and unfavorable claims experience. See Note 6, on pages 56 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2013 increased $79.3 million in the first nine months of 2013 and increased $74.4 million from a year ago primarily due to acquisitions' pension liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2013. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2013.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30, 2013 and 2012, the Company had accruals for environmental-related activities of $111.9 million and $123.6 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $81.9 million higher than the accruals at September 30, 2013.
Two of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2013. At September 30, 2013, $58.2 million, or 52.0 percent, related directly to these two sites. Of the aggregate unaccrued exposure at September 30, 2013, $56.9 million, or 69.4 percent, related to the two sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the two currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the investigative or remedial status of the two sites since December 31, 2012.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $226.2 million to $295.3 million at September 30, 2013 from $69.0 million at December 31, 2012. Total long-term debt decreased $1.5 million to $1.634 billion at September 30, 2013 from $1.636 billion at December 31, 2012 and increased $995.1 million from $639.3 million at September 30, 2012. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter or the first nine months of 2013 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2013 are disclosed in Note 5.

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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, and the Cities of Oakland, San Diego and San Francisco. The Fourth Amended Complaint asserts a sole claim for public nuisance, alleging that the presence of lead products for use in paint and coatings in, on and around buildings in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs seek the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. Closing arguments were heard on September 23, 2013. The trial court is expected to issue its decision by December 31, 2013.
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

Government tax assessment settlements related to Brazilian operations. Charges of $16.9 million and $28.7 million were recorded to cost of goods sold in the quarter and nine months, respectively, and $2.9 million to SG&A in the quarter and nine months. The charges in the quarter and nine months were primarily related to import duty taxes paid to the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2012. The Company elected to pay the taxes through an existing voluntary amnesty program offered by the government to resolve these issues rather than contest them in court. The after-tax charges were $13.5 million and $21.9 million, respectively, for the quarter and nine months. The Company’s import duty process in Brazil was changed to reach a final resolution of this matter with the Brazilian government.

Shareholders’ Equity
Shareholders’ equity increased $77.8 million to $1.870 billion at September 30, 2013 from $1.792 billion at December 31, 2012 and increased $90.2 million from $1.779 billion at September 30, 2012. The increase in Shareholders’ equity for the first nine months of 2013 resulted primarily from net income of $636.4 million and an increase in Other capital of $125.0 million, resulting primarily from stock option exercises, partially offset by purchases of treasury stock of $492.0 million, cash dividends paid on common stock of $154.4 million, and an increase in Cumulative other comprehensive loss of $18.7 million. Since September 30, 2012, net income of $704.5 million and an increase in Other capital of $246.6 million more than offset purchases of treasury stock for $616.7 million, cash dividends paid on common stock of $194.7 million and an increase in Cumulative other comprehensive loss of $31.7 million in twelve months. During the first nine months of 2013, the Company purchased 2.80 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 3.60 million shares of its common stock since September 30, 2012 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2013 to purchase 13.65 million shares of its common stock. At a meeting held on February 13, 2013, the Board of Directors increased the quarterly cash dividend from $.39 per common share to $.50 per common share. This quarterly dividend will result in an annual dividend for 2013 of $2.00 per common share or a 33.2 percent payout of 2012 diluted net income per common share.
Cash Flow
Net operating cash improved $208.6 million in the first nine months of 2013 to a cash source of $777.9 million from a cash source of $569.3 million in 2012 primarily due to an increase in net income of $73.5 million, improved working capital management, and a payment to the IRS for the 2011 ESOP settlement of $59.1 million in the first quarter of 2012 partially offset by a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013. Net investing cash usage increased $78.8 million in the first nine months of 2013 to a usage of $253.9 million from a usage of $175.0 million in 2012 primarily due to acquisitions of businesses and increased cash used in other investments. Net financing cash usage decreased $22.1 million to a usage of $347.5 million in the first nine months of 2013 from a usage of $369.6 million in 2012 primarily due to net increases in short-term borrowings of $243.5 million in the first nine months of 2013 partially offset by decreased proceeds from stock options exercised of $113.4 million and increases in treasury stock purchases of $59.0 million. In the twelve month period from October 1, 2012 through September 30, 2013, the Company generated net operating cash of $1.097 billion, including a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, used $421.3 million in investing activities, and generated $308.7 million in financing activities. In that same period, the Company invested $162.6 million in capital additions and improvements and $145.1 million in acquisitions, received net proceeds from total debt of $954.0 million, purchased $616.7 million in treasury stock and paid $194.7 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first nine months of 2013, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.00 to 1.00. In connection with the new credit facility entered into on July 8, 2011, the leverage ratio for that facility was increased to 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2013, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 62 and 63, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the third quarter and first nine months:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Net Sales:
Paint Stores Group	$1,763,404	$1,553,461	13.5%	$4,537,849	$4,164,648	9.0%
Consumer Group	366,845	348,001	5.4%	1,069,085	1,066,123	0.3%
Global Finishes Group	507,284	491,816	3.1%	1,507,626	1,473,584	2.3%
Latin America Coatings Group	208,645	208,726	0.0%	610,271	604,600	0.9%
Administrative	1,239	1,222	1.4%	3,643	3,637	0.2%
Total	$2,847,417	$2,603,226	9.4%	$7,728,474	$7,312,592	5.7%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Income Before Income Taxes:
Paint Stores Group	$359,352	$300,563	19.6%	$822,037	$680,257	20.8%
Consumer Group	73,065	57,054	28.1%	206,079	193,117	6.7%
Global Finishes Group	44,536	36,415	22.3%	132,929	113,084	17.5%
Latin America Coatings Group	(983)	21,931	-104.5%	20,712	51,099	-59.5%
Administrative	(88,508)	(72,965)	-21.3%	(245,027)	(224,441)	-9.2%
Total	$387,462	$342,998	13.0%	$936,730	$813,116	15.2%
Consolidated net sales increased in the third quarter and first nine months of 2013 due primarily to higher paint sales volume in our Paint Stores Group. Acquisitions increased consolidated net sales 1.1 percent and 0.9 percent in the quarter and nine months, respectively, while unfavorable currency translation rate changes decreased consolidated net sales 0.8 percent and 0.7 percent in the quarter and nine months, respectively.
Net sales of all consolidated foreign subsidiaries were up 5.3 percent to $523.7 million in the quarter and up 5.4 percent to $1.572 billion in the first nine months versus $497.6 million and $1.491 billion in the same periods last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to acquisitions, which increased net sales 5.9 percent in the quarter, and selling price increases partially offset by a 4.0 percent negative impact of foreign currency translation rate changes. The increase in the first nine months was due primarily to acquisitions, which increased net sales 4.6 percent in the first nine months, and selling price increases partially offset by a 3.0 percent negative impact of foreign currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 10.4 percent to $2.324 billion in the quarter and up 5.8 percent to $6.156 billion in the first nine months as compared to $2.106 billion and $5.821 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the third quarter and first nine months due primarily to higher architectural paint sales volume and acquisitions. Net sales from stores open for more than twelve calendar months increased 10.9 percent in the quarter and increased 7.4 percent in the first nine months compared to last year’s comparable periods. Total paint sales volume percentage increases exceeded 10.0 percent for the quarter and first nine months as compared to last year’s comparable periods. Sales of non-paint products increased by 13.7 percent over last year’s third quarter and increased by 10.2 percent over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the third quarter due primarily to timing of seasonal shipments to some customers and acquisitions, and was nearly flat in the first nine months, primarily due to acquisitions partially offset by the previously disclosed elimination of a portion of a paint program with a large retail customer. Acquisitions increased net sales 0.2 percent and 2.7 percent in the quarter and first nine months, respectively. Net sales in the Global Finishes Group stated in U.S. dollars increased in the third quarter and first nine months, due primarily to selling price increases and acquisitions. Acquisitions increased net sales in U.S. dollars by 1.3 percent and 1.2 percent for the third quarter and first nine months, respectively, which offset the slight impacts of unfavorable currency translation rate changes in the quarter and first nine months. Net sales in the Latin America Coatings Group stated in U.S.

dollars decreased slightly in the third quarter and first nine months, which can primarily be attributed to selling price increases and higher paint sales volume partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 8.9 percent in the quarter and 6.2 percent in the first nine months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the third quarter and first nine months.
Consolidated gross profit increased $145.7 million in the third quarter and increased $281.7 million in the first nine months of 2013 compared to the same periods in 2012. As a percent of sales, consolidated gross profit increased to 45.5 percent in the quarter from 44.2 percent in the third quarter of 2012 and improved to 45.2 percent in the first nine months of 2013 from 43.9 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume and selling price increases.
The Paint Stores Group’s gross profit was higher than last year by $129.4 million in the third quarter and was higher than last year by $250.0 million in the first nine months due to increased paint sales volume. The Paint Stores Group’s gross profit margins were higher in the quarter and first nine months compared to the same periods last year. The Consumer Group’s gross profit increased by $17.5 million in the quarter and increased by $20.0 million in the first nine months and gross profit margins increased as a percent of sales for the third quarter and first nine months compared to the same periods last year primarily due to improved operating efficiencies. The Global Finishes Group’s gross profit increased $12.7 million in the third quarter and increased $35.0 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, due primarily to selling price increases, acquisitions and improved operating efficiencies partially offset by unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and first nine months compared to last year primarily due to selling price increases and improved operating efficiencies. The Latin America Coatings Group’s gross profit decreased by $12.3 million in the third quarter and $22.4 million in the first nine months from the same periods in the prior year, when stated in U.S. dollars, primarily due to a government import duty assessments related to our Brazilian operations and unfavorable currency translation rate changes partially offset by selling price increases. Charges of $16.9 million and $28.7 million were recorded to cost of goods sold in the quarter and nine months, respectively. The charges in the quarter and nine months were primarily related to import duty taxes paid to the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2012. The Company elected to pay the taxes through an existing voluntary amnesty program offered by the government to resolve these issues rather than contest them in court. The Latin America Coatings Group’s gross profit margins were down as a percent of sales for the third quarter and first nine months as compared to the same periods last year for these same reasons. The Administrative segment’s gross profit decreased by an insignificant amount in the third quarter and first nine months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $89.9 million in the third quarter and increased $137.8 million in the first nine months of 2013 versus last year due primarily to increased expenses to support higher sales levels and net new store openings. As a percent of sales, consolidated SG&A increased to 31.2 percent in the quarter from 30.7 percent in the third quarter of 2012 and was flat at 32.4 percent in the first nine months primarily due to timing of net new store openings in the quarter and acquisitions.
The Paint Stores Group’s SG&A increased $70.6 million in the third quarter and increased $107.1 million in the first nine months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $1.2 million in the quarter and increased $6.2 million in the first nine months compared to the same periods last year primarily due to acquisitions. The Global Finishes Group’s SG&A increased $3.4 million in the quarter and increased $4.5 million in the first nine months primarily due to acquisitions. The Latin America Coatings Group’s SG&A increased $5.5 million in the third quarter and increased $5.8 million in the first nine months due primarily government tax assessment settlements related to Brazilian operations of $2.9 million and timing of spending partially offset by currency translation rate changes. The Administrative segment’s SG&A increased $9.2 million in the third quarter and increased $14.2 million in the first nine months primarily due to acquisition due diligence efforts and information systems costs.
Other general expense—net decreased $0.3 million in the third quarter and decreased $4.0 million in the first nine months. The decrease in the first nine months was primarily due to decreased provisions for environmental expenses and a current period loss on disposal of assets versus prior period gain on disposal of assets both in the Administrative segment.
Other income—net decreased $6.7 million in the third quarter and decreased $9.8 million in the first nine months primarily due to 2013 foreign currency losses versus 2012 gains for both time periods partially offset by increased miscellaneous income both primarily impacting the Global Finishes and Latin America Coatings Groups.

Consolidated income before income taxes increased $44.5 million in the third quarter and increased $123.6 million in the first nine months of 2013 due to higher segment profits in Paint Stores, Consumer and Global Finishes Groups partially offset by lower segment profits in the Latin America Coatings Groups and increased expenses in the Administrative segment.
The effective income tax rate of 32.1 percent for the third quarter of 2013 was higher than the 31.5 percent effective income tax rate for the third quarter of 2012 due primarily to the timing of discrete items. The effective income tax rate of 32.1 percent for the first nine months of 2013 was higher than the 30.8 percent effective income tax rate for the first nine months of 2012 due primarily to the timing of discrete items.
Net income for the quarter increased $28.0 million to $263.0 million from $235.0 million in the third quarter of 2012 and increased $73.5 million to $636.4 million from $563.0 million in the first nine months of 2012. Diluted net income per common share increased 13.8 percent from $2.24 per share in the third quarter of 2012 to $2.55 per share in the third quarter of 2013, including after tax charges of $.13 per share resulting from government tax assessments related to our Brazilian operations. Diluted net income per common share increased 13.8 percent from $5.37 in the first nine months of 2012 to $6.11 in the first nine months of 2013, including after tax charges of $.21 per share resulting from government tax assessments related to our Brazilian operations.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$262,966	$234,953	$636,438	$562,982
Interest expense	15,394	10,358	45,774	30,925
Income taxes	124,496	108,045	300,292	250,134
Depreciation	39,392	37,829	117,693	113,336
Amortization	7,346	7,136	21,473	20,099
EBITDA	$449,594	$398,321	$1,121,670	$977,476

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
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include such things as: (a) the duration and severity of the current negative global economic and financial conditions; (b) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (c) competitive factors, including pricing pressures and product innovation and quality; (d) changes in raw material and energy supplies and pricing; (e) changes in the Company’s relationships with customers and suppliers; (f) the Company’s ability to attain cost savings from productivity initiatives; (g) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, including the planned acquisition of the Comex business in Mexico and the recent acquisitions of the Comex business in the United States and Canada, Leighs Paints, Geocel and Jiangsu Pulanna, as well as the performance of the businesses acquired; (h) risks and uncertainties associated with the Company’s ownership of Life Shield Engineered Systems LLC; (i) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations; (j) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Europe, Mexico, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (k) the achievement of growth in foreign markets, such as Asia, Europe, Mexico and South America; (l) increasingly stringent domestic and foreign governmental regulations including those affecting health, safety and the environment; (m) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (n) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (o) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (p) unusual weather conditions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	500,000	$172.63	500,000	14,650,000

August 1 - August 31
Share repurchase program (1)	750,000	$170.81	750,000	13,900,000
Employee transactions (2)	584	171.11		NA

September 1 - September 30
Share repurchase program (1)	250,000	$180.30	250,000	13,650,000

Total
Share repurchase program (1)	1,500,000	$173.00	1,500,000	13,650,000
Employee transactions (2)	584	171.11		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at September 30, 2013 to purchase 13,650,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2013, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

10(a)	Amendment No. 2 to Stock Purchase Agreement, dated August 21, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company (filed herewith).

10(b)	Amended and Restated Stock Purchase Agreement, dated September 16, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company (filed herewith).*

10(c)	Stock Purchase Agreement, dated September 16, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Consorcio Comex, S.A. de C.V., SWC Acquisition Corp. and the Company (filed herewith).*

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 30, 2013	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Vice President-Corporate Controller

October 30, 2013	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

10(a)	Amendment No. 2 to Stock Purchase Agreement, dated August 21, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company (filed herewith).

10(b)	Amended and Restated Stock Purchase Agreement, dated September 16, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company (filed herewith).*

10(c)	Stock Purchase Agreement, dated September 16, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Consorcio Comex, S.A. de C.V., SWC Acquisition Corp. and the Company (filed herewith).*

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.