Form 10-K
period 2013-12-31
SHERWIN WILLIAMS CO
filed 2014-02-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
At January 31, 2014, 100,296,737 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2013 was $18,007,898,468 (computed by reference to the price at which the common stock was last sold on such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2013 (“2013 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.
Portions of our Proxy Statement for the 2014 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2013 are incorporated by reference into Part III of this report.

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
Basis of Reportable Segments
We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have four reportable operating segments: Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”). Factors considered in determining our Reportable Segments include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to our Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see pages 6 through 15 of our 2013 Annual Report, which is incorporated herein by reference.
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 48 through 51 of our 2013 Annual Report, which is incorporated herein by reference.
Paint Stores Group
The Paint Stores Group consisted of 3,908 company-operated specialty paint stores in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao and Aruba at December 31, 2013. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, protective and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer Group. In addition, each store sells selected purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2013, this segment acquired 306 stores (226 in the United States and 80 in Canada) and opened 82 net new stores, consisting of 86 new stores opened (75 in the United States, 6 in Canada, 2 in Puerto Rico, 2 in Trinidad and 1 in Jamaica) and 4 stores closed in the United States. During 2012 and 2011, this segment opened 70 and 60 net new stores, respectively. A map on the cover flap of our 2013 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic locations. The CODM uses discrete financial information about the Paint Stores Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to the Paint Stores Group as a whole. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Consumer Group
The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 64 percent of the total sales of the Consumer Group in 2013 were intersegment transfers of products primarily sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures. The CODM uses discrete financial information about the Consumer Group, supplemented with information by product types and customer, to assess performance of and allocate resources to the Consumer Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Global Finishes Group
The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of protective and marine products, automotive finishes and refinish products, OEM product finishes and related products in North and South America, Europe and Asia. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s 300 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2013, this segment opened 2 new branches (1 in the United States and 1 in Canada) and closed 4 (2 in the United States and 2 in Canada) for a net decrease of 2 branches. At December 31, 2013, the Global Finishes Group consisted of operations in the United States, subsidiaries in 34 foreign countries and income from licensing agreements in 16 foreign countries. The CODM uses discrete financial information about the Global Finishes Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Global Finishes Group as a whole. In accordance with ASC 280-10-50-9, the Global Finishes Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2013 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.
Latin America Coatings Group
The Latin America Coatings Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, protective and marine products, OEM product finishes and related products in North and South America. This segment meets the demands of its customers for consistent regional product development, manufacturing and distribution presence and approach to doing business. Sherwin-Williams® and other controlled brand products are distributed through this segment’s 282 company-operated stores and by a direct sales staff and outside sales representatives to retailers, dealers, licensees and other third party distributors. During 2013, this segment opened 14 new stores (12 in South America and 2 in Mexico) and closed 8 (7 in South America and 1 in Mexico) for a net increase of 6 stores. At December 31, 2013, the Latin America Coatings Group consisted of operations from subsidiaries in 9 foreign countries, 4 foreign joint ventures and income from licensing agreements in 7 foreign countries. The CODM uses discrete financial information about the Latin America Coatings Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Latin America Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Latin America Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2013 Annual Report, which is incorporated herein by reference, shows the number of stores and their geographic locations.
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
Segment Financial Information
For financial information regarding our Reportable Segments, including net external sales, segment profit, identifiable assets and other information by Reportable Segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 73 through 76 of our 2013 Annual Report, which is incorporated herein by reference.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on pages 74 and 75 of our 2013 Annual Report, which is incorporated herein by reference.
Additional information regarding risks attendant to foreign operations is set forth on page 34 of our 2013 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.
Business Developments
For additional information regarding our business and business developments, see pages 6 through 15 of our 2013 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2013 Annual Report, which is incorporated herein by reference.
Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. However, consolidation of raw material suppliers and a reduction in raw material manufacturing capacity during the recent recession, along with an increase in global demand for certain raw materials, resulted in increased prices of certain raw materials in 2013. A continued increase in global demand for certain raw materials and coatings as the global economy recovers may result in increased prices of certain raw materials for the Reportable Segments during 2014. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2014. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 24 through 34 of our 2013 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
Trademarks and Trade Names
Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•
Paint Stores Group:    Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, Duron®, MAB®, PrepRite®, Duration®, Duration Home®, ProGreen®, Harmony®, ProClassic®, Woodscapes®, Deckscapes®, Cashmere®, HGTV® Home by Sherwin-Williams, Emerald™, Duracraft™, Solo®, ProIndustrial™, ProPark®, Frazee®, Parker™ Paints, Kwal®, Color Wheel™ and General Paint®.

•
Consumer Group:    Dutch Boy®, Krylon®, Minwax®, Thompson’s® WaterSeal®, Pratt & Lambert®, Martin Senour®, H&C®, White Lightning®, Dupli-Color®, Rubberset®, Purdy®, Bestt Liebco®, Accurate Dispersions™, Uniflex®, VHT®, Kool Seal®, Snow Roof®, Altax™, Tri-Flow®, Sprayon®, Ronseal™, DuraSeal®, Geocel®, Conco®, Duckback®, Superdeck® and Mason's Select®.

•
Global Finishes Group:    Sherwin-Williams®, Lazzuril®, Excelo®, Baco®, Planet Color®, AWX Performance Plus™, Ultra™, Ultra-Cure®, Martin Senour®, Kem Aqua®, Sher-Wood®, Powdura®, Polane®, Euronavy®, Inchem®, Sayerlack®, Becker Acroma®, Firetex®, Macropoxy®, Oece™, Arti™, Acrolon®, Sher-Nar®, PermaClad®, Heat-Flex®, Magnalux™, ATX™, Genesis®, Dimension®, Finish 1™, Lanet™, DFL™, Conely™, Envirolastic® and Fastline™.

•
Latin America Coatings Group:    Sherwin-Williams®, Marson®, Metalatex®, Novacor®, Loxon®, Colorgin®, Andina®, Napko™, Martin Senour®, Sumare®, Condor®, Euronavy®, Krylon®, Kem Tone®, Minwax® and Pratt & Lambert®.

Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, the Global Finishes Group and Latin America Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2014.
Research and Development
For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on pages 50 and 51 of our 2013 Annual Report, which is incorporated herein by reference.
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
Employees
We employed 37,633 persons at December 31, 2013.
Environmental Compliance
For additional information regarding environmental-related matters, see pages 27 and 29 of our 2013 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 50, 62 and 69, respectively, of our 2013 Annual Report, which is incorporated herein by reference.
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

•
our ability to successfully integrate past and future acquisitions into our existing operations, including the pending acquisition of the Comex business in Mexico and the recent acquisitions of the Comex business in the United States and Canada, Geocel Holdings Corporation and Jiangsu Pulanna Coating Co., Ltd., as well as the performance of the businesses acquired;

•	legal, regulatory and other matters that may affect the timing of or our ability to complete the pending acquisition of the Comex business in Mexico;

•	risks and uncertainties associated with our ownership of Life Shield Engineered Systems, LLC;

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

•	the achievement of growth in foreign markets, such as Asia, Europe, Mexico and South America;

•	increasingly stringent domestic and foreign governmental regulations, including those affecting health, safety and the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental-related activities;

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
A weakening or reversal of the general economic recovery in the United States and other countries and regions in which we do business, or the continuation or worsening of the economic downturn in other countries and regions, may adversely affect our results of operations, cash flow, liquidity or financial condition.
Global economic uncertainty continues to exist. A weakening or reversal of the general economic recovery in the United States and other countries and regions in which we do business, or the continuation or worsening of the economic downturn in other countries and regions, may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.
We finance a portion of our sales through trade credit. Credit markets remain tight, and some customers who require financing for their businesses have not been able to obtain necessary financing. A continuation or worsening of these conditions could limit our ability to collect our accounts receivable, which could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
Protracted duration of economic downturns in cyclical segments of the economy may depress the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
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
During the recent recession, the U.S. homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also experienced a significant decline. The downturn in each of these segments contributed to an unprecedented decline in the demand for some of our products. The recovery in new home starts, existing home sales and new commercial construction has been sluggish and erratic in many markets and remain below their pre-recession highs. Challenging market conditions are expected to continue for the foreseeable future and may worsen. A worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
Increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials (including titanium dioxide and proplylene) and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. In addition, many raw material suppliers decreased manufacturing capacity during the recent recession. Continued economic recovery has caused and may continue to cause demand pressure on raw material supplies. The decrease in manufacturing capacity, along with strong global demand for certain raw materials, has caused and may continue to cause tight supplies and significant price increases, especially in titanium dioxide and petrochemicals, which are key ingredients used in the manufacture of paint and coatings. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. While we have experienced some easing of the prices of certain raw materials recently, raw material pricing has in the past and likely will in the future experience periods of volatility.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution network. During 2013, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.
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
Our pending acquisition of the Comex business in Mexico may not occur, which may negatively affect the trading prices of our stock and our future business and financial results.
On November 9, 2012, we and Sherwin-Williams (Caribbean) N.V., one of our wholly owned subsidiaries, entered into a definitive Stock Purchase Agreement to purchase all of the issued and outstanding shares of Consorcio Comex, S.A. de C.V. and Conaxe, S.A. de C.V., for an aggregate purchase price of approximately $2.34 billion in cash, including assumed debt. Founded in 1952, Comex is a privately held business with operations in Latin America, and at the time, in the United States and Canada. In 2011, Comex had total annual sales of approximately U.S. $1.4 billion.
On July 17, 2013, the Federal Competition Commission of Mexico (the "FCC") informed us that the acquisition of the Comex business in Mexico was not authorized, and a subsequent appeal to the FCC was also denied on October 29, 2013. In the meantime, on September 16, 2013, we completed the acquisition of the Comex business in the United States and Canada. Also on September 16, 2013, the Stock Purchase Agreement for the purchase of the Comex business in Mexico was amended and restated to extend the date by which the agreement can be terminated by either party to March 31, 2014 and to reflect a revised purchase price of approximately $2.25 billion.
The closing of the pending acquisition of the Comex business in Mexico remains subject to the satisfaction or waiver of customary closing conditions, including, among others, the consent, waiver or authorization of the Federal Economic Competition Commission. Completion of the acquisition is not assured, and there is no assurance that it will be completed. The acquisition is subject to risks and uncertainties, including the risk that the necessary regulatory approvals are not obtained or that other closing conditions are not satisfied. If the acquisition is not completed, or if there are significant delays in completing the acquisition, it could negatively affect the trading prices of our common stock and our future business and financial results.
Our obligation to complete the pending acquisition of the Comex business in Mexico is not subject to a financing condition.
Our obligation to complete the pending acquisition of the Comex business in Mexico is not subject to a financing condition. In December 2012, we incurred $1 billion of indebtedness by issuing senior notes due 2017 and 2042, a portion of which we plan to use to pay part of the purchase price of the acquisition. We also plan to pay part of the purchase price of the acquisition by borrowing through existing credit facilities and other financing facilities, which we may refinance by issuing additional long-term debt in the future. If any of the banks in these credit and financing facilities are unable to perform their commitments, we may be required to finance a portion of the purchase price of the acquisition at interest rates higher than currently expected. If we are unable to borrow the necessary funds to complete the acquisition, or if we are not otherwise able to pay the purchase price, we may not be able to complete the acquisition and will be in breach of the purchase agreement.

We may not be able to realize the anticipated benefits and synergies of the pending acquisition of the Comex business in Mexico at all or in the expected time frame.
The success of the pending acquisition of the Comex business in Mexico will depend, in part, on our ability to realize the anticipated benefits and synergies from combining and integrating the Comex business with our existing business during a challenging global economic environment. We may not be able to achieve expected objectives, or may not able to achieve these objectives on a timely basis, and the anticipated benefits and synergies therefore may not be realized fully or at all.
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
At December 31, 2013 and December 31, 2012, we had total debt of approximately $1.7 billion, a significant increase over our total debt of approximately $990 million at December 31, 2011. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future, and we plan to incur significant additional indebtedness in the event we complete the pending acquisition of the Comex business in Mexico. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund our other liquidity needs and make planned capital expenditures.
The degree to which we are currently leveraged and will be leveraged following the completion of the pending acquisition of the Comex business in Mexico could have important consequences to shareholders. For example, it could:

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
We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. In 2012, we acquired Geocel Holdings Corporation, which manufactures innovative caulks, sealants, and adhesives specially designed for tough construction and repair applications in commercial, residential, industrial and transport non-automotive markets. Geocel has operations in both the United States and United Kingdom. In 2012, we also acquired Jiangsu Pulanna Coating Co., Ltd., a leading automotive refinishes coatings manufacturer in China. In 2013, we acquired the Comex business in the United States and Canada. These acquisitions, along with the pending acquisition of the Comex business in Mexico, involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, Mexico, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
Net external sales of our consolidated foreign subsidiaries totaled approximately 20.9%, 21.5% and 22.6% of our total consolidated net sales in 2013, 2012 and 2011, respectively. This percentage is expected to increase in 2014 in the event we complete the pending acquisition of the Comex business in Mexico. Sales outside of the United States make up a growing and significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
We discuss risks and uncertainties with regard to taxes in more detail in Note 14 of the Notes to Consolidated Financial Statements on pages 70 and 71 of our 2013 Annual Report.
Unauthorized disclosure of sensitive or confidential customer, employee, supplier or Company information, whether through a breach of our computer systems, including cyber attacks or otherwise, could severely harm our business.
As part of our business, we collect, process, and retain sensitive and confidential personal information about our customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third party distributors with which we do business, may be vulnerable to security breaches, cyber attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether by us or by the retailers, dealers, licensees and other third party distributors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
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
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse affect on our earnings. We discuss these risks and uncertainties in more detail on page 23 of our 2013 Annual Report under the caption “Environmental Matters,” pages 27 and 29 of our 2013 Annual Report under the caption “Environmental-Related Liabilities” and in Note 8 of the Notes to Consolidated Financial Statements on pages 62 and 63 of our 2013 Annual Report.
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
Notwithstanding our views on the merits, litigation is inherently subject to many uncertainties, and we ultimately may not prevail. Adverse court rulings, such as the court's decision in the Santa Clara County, California proceeding, the jury verdict against us and other defendants in the State of Rhode Island action and the Wisconsin State Supreme Court’s determination that Wisconsin’s risk contribution theory may apply in the lead pigment litigation, or determinations of liability, among other factors, could affect the lead pigment and lead-based paint litigation against us and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which we and other manufacturers have been successful.
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
A trial commenced in the Santa Clara County, California proceeding on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants, and holding the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company has filed a motion for new trial and a motion to vacate the judgment, and will file a notice of appeal at the appropriate time. However, if the appeal process is unsuccessful at reversing the decision or otherwise reducing the amount of the judgment, we and the other defendants will be subject to significant liabilities, costs and expenses to abate the public nuisance in, on and around residences in the plaintiffs' jurisdictions and could encourage an increase in future public nuisance claims and proceedings. Any adverse court rulings or any determinations of liability against us may result in a material impact on our results of operations, liquidity or financial condition.
We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 23 of our 2013 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 31 through 34 of our 2013 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 of the Notes to Consolidated Financial Statements on pages 63 through 66 of our 2013 Annual Report.
The costs or potential liability ultimately determined to be attributable to us due to our ownership of Life Shield could have an adverse effect on our results of operations, cash flow, liquidity or financial condition.
We own Life Shield Engineered Systems, LLC, which ceased operations in 2012. Life Shield developed and manufactured blast and fragment mitigating systems. The blast and fragment mitigating systems create a potentially higher level of product liability for us than is normally associated with coatings and related products we manufacture, distribute and sell. Depending upon the extent of any potential liability ultimately determined to be attributable to us relating to Life Shield, such liability could have an adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss these risks and uncertainties in more detail on page 31 of our 2013 Annual Report under the caption “Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

CONSUMER GROUP

Manufacturing Facilities
Andover, Kansas	Owned	Homewood, Illinois	Owned
Arlington, Texas	Owned	Jeffersonville, Indiana	Owned
Baltimore, Maryland	Owned	Lawrenceville, Georgia	Owned
Bedford Heights, Ohio	Owned	Manchester, Georgia	Owned
Beltsville, Maryland	Owned	Memphis, Tennessee	Owned
Bonham, Texas	Owned	Morrow, Georgia	Owned
Chicago, Illinois	Owned	Ontario, California	Leased
Chico, California	Leased	Orlando, Florida	Owned
Cincinnati, Ohio	Owned	Plymouth, United Kingdom	Leased
Columbus, Ohio	Owned	Portland, Oregon	Leased
Crisfield, Maryland	Leased	Rexdale, Ontario, Canada	Owned
Elkhart, Indiana	Owned	Richmond, Kentucky	Owned
Ennis, Texas	Owned	Rockford, Illinois	Leased
Fernley, Nevada	Owned	San Diego, California	Owned
Flora, Illinois	Owned	Shawinigan, Quebec, Canada	Leased
Fort Erie, Ontario, Canada	Owned	Sheffield, United Kingdom	Owned
Garland, Texas	Owned	South Holland, Illinois	Owned
Greensboro, North Carolina (2)	Owned	Szamotuly, Poland	Owned
Grimsby, Ontario, Canada	Owned	Tacoma, Washington	Leased
Grove City, Ohio	Owned	Vancouver, British Columbia, Canada	Leased
Holland, Michigan	Owned	Victorville, California	Owned

Distribution Facilities
Aurora, Colorado	Leased	Reno, Nevada	Leased
Bonham, Texas	Owned	Richmond, Kentucky	Owned
Brampton, Ontario, Canada	Leased	Shawinigan, Quebec, Canada	Leased
Buford, Georgia	Leased	Sheffield, United Kingdom	Owned
Chico, California	Leased	Swaffham, United Kingdom	Leased
Effingham, Illinois	Leased	Szamotuly, Poland	Owned
Fredericksburg, Pennsylvania	Owned	Tacoma, Washington	Owned
Moreno Valley, California	Leased	Vancouver, British Columbia, Canada	Leased
Orlando, Florida	Owned	Waco, Texas	Leased
Phoenix, Arizona	Owned	Winter Haven, Florida	Owned

GLOBAL FINISHES GROUP

Manufacturing Facilities
Bello, Sweden	Owned	Pianoro, Italy	Owned
Binh Duong Province, Vietnam	Owned	Saint Cheron, France	Owned
Bolton, United Kingdom	Owned	Sao Paulo, Brazil	Owned
Brantford, Ontario, Canada	Owned	Shanghai, China	Leased
Cavezzo, Italy	Owned	Texcoco, Mexico	Owned
Changzhou, China	Leased	Valencia, Spain	Owned
Mariano Comense, Italy	Owned	Wuppertal, Germany	Owned
Marsta, Sweden	Owned	Zhao Qing, China	Leased
Pasir Gudang, Johor, Malaysia	Owned

Distribution Facilities
Bolton, United Kingdom	Owned	Nassjo, Sweden	Leased
Cavezzo, Italy	Leased	Sao Paulo, Brazil	Owned
Changzhou, China	Owned	Shanghai, China	Owned
Guadalajara, Mexico	Leased	Texcoco, Mexico	Owned
Lima, Peru	Leased	Valencia, Venezuela	Leased
Mexico City, Mexico	Owned	Quito, Ecuador	Owned

LATIN AMERICA COATINGS GROUP

Manufacturing Facilities
Buenos Aires, Argentina	Owned	Sao Paulo, Brazil (2)	Owned
Montevideo City, Uruguay	Owned	Sao Paulo, Brazil	Leased
Santiago, Chile	Owned	Quito, Ecuador	Owned
Santiago, Chile (2)	Leased	Vallejo, Mexico	Owned

Distribution Facilities
Buenos Aires, Argentina	Owned	Montevideo City, Uruguay	Owned
Hermosillo, Mexico	Leased	Quito, Ecuador	Owned
Lima, Peru	Leased	Santa Catarina, Brazil	Leased
Machala, Ecuador	Leased	Santiago, Chile	Owned
Maceio, Brazil	Leased	Sao Paulo, Brazil (2)	Owned
Monterrey, Mexico	Owned	Vallejo, Mexico	Owned
The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 3,908 company-operated specialty paint stores, of which 207 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao and Aruba at December 31, 2013. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2013:

•	the Mid Western Division operated 999 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 782 paint stores along the upper east coast and New England states;

•	the Canada Division operated 185 paint stores throughout Canada;

•
the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 1,009 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago, St. Maarten, Virgin Islands, Curacao and Aruba; and

•	the South Western Division operated 933 paint stores in the central plains and the lower west coast states.

In 2013, the Paint Stores Group acquired 306 stores (226 in the United States and 80 in Canada) and opened 82 net new paint stores, consisting of 86 new stores opened (75 in the United States, 6 in Canada, 2 in Puerto Rico, 2 in Trinidad and 1 in Jamaica) and 4 stores closed in the United States.
The Global Finishes Group operated 241 branches in the United States, of which 8 were owned, at December 31, 2013. The Global Finishes Group also operated 59 branches internationally, of which 7 were owned, at December 31, 2013, consisting of branches in Canada (24), Europe (16), Chile (14), Mexico (3), Peru (1) and Thailand (1). During 2013, the Global Finishes Group opened 2 new branches (1 in the United States and 1 in Canada) and closed 4 (2 in the United States and 2 in Canada) for a net decrease of 2 branches.
The Latin America Coatings Group operated 282 stores, of which 9 were owned, at December 31, 2013, consisting of stores in Mexico (121), Brazil (88), Chile (40), Ecuador (18), Uruguay (10), Peru (3) and Colombia (2). During 2013, the Latin America Coatings Group opened 14 new stores (12 in South America and 2 in Mexico) and closed 8 (7 in South America and 1 in Mexico) for a net increase of 6 stores.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 73 of our 2013 Annual Report, which is incorporated herein by reference.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding environmental-related matters and other legal proceedings, see pages 27 and 29, and 31 through 34, of our 2013 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 50, 62 and 63, 63 through 66 and 69 and 70, respectively, of our 2013 Annual Report, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is the name, age and present position of each of our executive officers at February 19, 2014, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Present Position	Date When First Elected or Appointed
Christopher M. Connor	57	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	50	President and Chief Operating Officer	1999
Sean P. Hennessy	56	Senior Vice President – Finance and Chief Financial Officer	2001
Thomas E. Hopkins	56	Senior Vice President – Human Resources	1997
Catherine M. Kilbane	50	Senior Vice President, General Counsel and Secretary	2013
Steven J. Oberfeld	61	Senior Vice President – Corporate Planning and Development	2006
Robert J. Wells	56	Senior Vice President – Corporate Communications and Public Affairs	2006
Robert J. Davisson	53	President, Paint Stores Group	2010
George E. Heath	48	President, Global Finishes Group	2008
Timothy A. Knight	49	President, Latin America Coatings Group	2011
Allen J. Mistysyn	45	Vice President – Corporate Controller	2010

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2014 was 7,536.
Information regarding market prices and dividend information with respect to our common stock is set forth on pages 78 and 79 of our 2013 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 16 of our 2013 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (a)				13,650,000
November 1 – November 30
Share repurchase program (a)	1,000,000	$185.60	1,000,000	12,650,000
December 1 – December 31
Share repurchase program (a)	500,000	$183.29	500,000	12,150,000
Employee transactions (b)	1,431	178.75		NA
Total
Share repurchase program (a)	1,500,000	$184.83	1,500,000	12,150,000
Employee transactions (b)	1,431	$178.75		NA

(a)
All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20,000,000 shares of its common stock. The Company had remaining authorization at December 31, 2013 to purchase 12,150,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(b)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6. SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2013	2012	2011	2010	2009
Operations
Net sales	$10,186	$9,534	$8,766	$7,776	$7,094
Net income	753	631	442	462	436

Financial Position
Total assets	$6,383	$6,235	$5,229	$5,169	$4,324
Long-term debt	1,122	1,632	639	648	783
Ratio of earnings to fixed charges (a)	7.4x	7.2x	6.3x	5.1x	5.6x

Per Common Share Data
Net income — basic	$7.41	$6.15	$4.22	$4.28	$3.80
Net income — diluted	7.26	6.02	4.14	4.21	3.78
Cash dividends	2.00	1.56	1.46	1.44	1.42

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

	2013	2012	2011	2010	2009
Income before income taxes	$1,086	$907	$742	$678	$623
Fixed charges:
Interest expense, net	63	43	42	71	40
Interest component of rent expense	108	103	97	93	94
Total fixed charges	171	146	139	164	134
Earnings	$1,257	$1,053	$881	$842	$757
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is set forth on pages 19 through 39 of our 2013 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts during 2013 to hedge against value changes in foreign currency. There were no contracts outstanding at December 31, 2013. Foreign currency option and forward contracts are described in Note 13 of the Notes to Consolidated Financial Statements on page 70 of our 2013 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item is set forth on pages 42 through 76 of our 2013 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 72 of our 2013 Annual Report, which is incorporated herein by reference.

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
Internal Control Over Financial Reporting
The “Report of Management on Internal Control over Financial Reporting” is set forth on page 40 of our 2013 Annual Report, which is incorporated herein by reference.
The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 41 of our 2013 Annual Report, which is incorporated herein by reference.
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
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2013. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2013 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the Executive Compensation section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis” and continuing through the information under the caption “Estimated Payments upon Termination or Change in Control Table,” which is incorporated herein by reference.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2013 Annual Report are incorporated by reference in Item 8.

(i)	Report of Management on the Consolidated Financial Statements (page 42 of our 2013 Annual Report);

(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 43 of our 2013 Annual Report);

(iii)	Statements of Consolidated Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (page 44 of our 2013 Annual Report);

(iv)	Consolidated Balance Sheets at December 31, 2013, 2012 and 2011 (page 45 of our 2013 Annual Report);

(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2013, 2012 and 2011 (page 46 of our 2013 Annual Report);

(vi)	Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011 (page 47 of our 2013 Annual Report); and

(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011 (pages 48 through 76 of our 2013 Annual Report).

(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2013, 2012 and 2011 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2013	2012	2011
Beginning balance	$47,667	$51,747	$59,310
Amount acquired through acquisitions	896	226	462
Bad debt expense	31,192	20,922	25,078
Uncollectible accounts written off, net of recoveries	(25,295)	(25,228)	(33,103)
Ending balance	$54,460	$47,667	$51,747

(3)	Exhibits
See the Exhibit Index on pages 24 through 28 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	CATHERINE M. KILBANE
Catherine M. Kilbane, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

* CHRISTOPHER M. CONNOR	Chairman and Chief Executive Officer, Director (Principal Executive Officer)
Christopher M. Connor
* SEAN P. HENNESSY	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Sean P. Hennessy
* ALLEN J. MISTYSYN	Vice President – Corporate Controller (Principal Accounting Officer)
Allen J. Mistysyn
* ARTHUR F. ANTON	Director
Arthur F. Anton
* DAVID F. HODNIK	Director
David F. Hodnik
* THOMAS G. KADIEN	Director
Thomas G. Kadien
* RICHARD J. KRAMER	Director
Richard J. Kramer
* SUSAN J. KROPF	Director
Susan J. Kropf
* RICHARD K. SMUCKER	Director
Richard K. Smucker
* JOHN M. STROPKI	Director
John M. Stropki

*
The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	CATHERINE M. KILBANE	February 27, 2014
Catherine M. Kilbane, Attorney-in-fact

EXHIBIT INDEX

3.	(a)
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

(i)
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

(n)
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

(s)
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

(w)
Three Year Credit Agreement Amendment No. 3, dated as of December 10, 2012, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated December 10, 2012, and incorporated herein by reference.

10.	*(a)
Summary of Compensation Payable to Non-Employee Directors filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

	*(g)	Amendment No. 2 to The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (As Amended and Restated) (filed herewith).

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

*(n)
Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(o)	Summary of The Sherwin-Williams Company Revised Executive Disability Plan (filed herewith).

*(p)
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

*(w)
The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

*(x)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

*(y)
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

*(bb)
Form of Restricted Stock Grant (Performance and Time-Based) under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(dd) to the Company's Annual Report on Form-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

*(ff)
The Sherwin-Williams Company 2007 Executive Performance Bonus Plan (As Amended and Restated Effective January 1, 2012) filed as Exhibit 10(a) to the Company's Current Report on Form 8-K dated April 18, 2012, and incorporated herein by reference.

**(gg)
Stock Purchase Agreement, dated November 9, 2012, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(hh)
Amendment No. 1 to Stock Purchase Agreement, dated June 24, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, and incorporated herein by reference.

(ii)
Amendment No. 2 to Stock Purchase Agreement, dated August 21, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, and incorporated herein by reference.

**(jj)
Amended and Restated Stock Purchase Agreement, dated September 16, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Sherwin-Williams (Caribbean) N.V. and the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, and incorporated herein by reference.

**(kk)
Stock Purchase Agreement, dated September 16, 2013, by and among Avisep, S.A. de C.V., Bevisep, S.A. de C.V., Consorcio Comex, S.A. de C.V., SWC Acquisition Corp. and the Company, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, and incorporated herein by reference.

13.
Our 2013 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2013 Annual Report which are specifically incorporated by reference in this report, our 2013 Annual Report shall not be deemed “filed” as part of this report.

21.		Subsidiaries (filed herewith).

23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.	(a)	Powers of Attorney (filed herewith).

	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.	(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

	(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Sherwin-Williams agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.