Form 10-Q
period 2014-03-31
SHERWIN WILLIAMS CO
filed 2014-04-23
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2014
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
Common Stock, $1.00 Par Value – 99,651,879 shares as of March 31, 2014.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 5. Other Information	32
Item 6. Exhibits	33

SIGNATURES	34
INDEX TO EXHIBITS	35
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended March 31,
	2014	2013
Net sales	$2,366,556	$2,167,168
Cost of goods sold	1,300,655	1,204,317
Gross profit	1,065,901	962,851
Percent to net sales	45.0%	44.4%
Selling, general and administrative expenses	884,088	778,679
Percent to net sales	37.4%	35.9%
Other general (income) expense - net	(572)	3,947
Interest expense	16,394	15,311
Interest and net investment income	(589)	(749)
Other expense (income) - net	503	(2,721)
Income before income taxes	166,077	168,384
Income taxes	50,620	52,199
Net income	$115,457	$116,185
Net income per common share:
Basic	$1.16	$1.13
Diluted	$1.14	$1.11
Average shares outstanding - basic	98,833,210	101,961,059
Average shares and equivalents outstanding - diluted	100,858,881	104,256,263
Comprehensive income	$107,254	$117,588

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31, 2014	December 31, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$366,465	$744,889	$613,930
Accounts receivable, less allowance	1,174,116	1,097,751	1,130,940
Inventories:
Finished goods	898,701	779,057	821,960
Work in process and raw materials	198,082	191,758	191,706
	1,096,783	970,815	1,013,666
Deferred income taxes	102,473	104,496	132,213
Other current assets	227,641	240,766	196,003
Total current assets	2,967,478	3,158,717	3,086,752
Goodwill	1,174,758	1,178,687	1,156,432
Intangible assets	312,295	313,299	339,167
Deferred pension assets	303,067	302,446	250,392
Other assets	427,233	407,975	378,560
Property, plant and equipment:
Land	129,457	125,131	102,016
Buildings	705,034	715,096	680,903
Machinery and equipment	1,871,287	1,838,590	1,779,876
Construction in progress	48,946	62,563	44,860
	2,754,724	2,741,380	2,607,655
Less allowances for depreciation	1,750,330	1,719,997	1,652,738
	1,004,394	1,021,383	954,917
Total Assets	$6,189,225	$6,382,507	$6,166,220

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$87,378	$96,551	$68,304
Accounts payable	1,130,338	998,484	1,023,284
Compensation and taxes withheld	232,995	337,637	204,998
Accrued taxes	76,538	79,504	77,971
Current portion of long-term debt	502,223	502,948	3,386
Other accruals	423,172	513,433	404,663
Total current liabilities	2,452,644	2,528,557	1,782,606
Long-term debt	1,122,396	1,122,373	1,632,198
Postretirement benefits other than pensions	270,485	268,874	320,221
Other long-term liabilities	690,661	688,168	618,240
Shareholders’ equity:
Common stock—$1.00 par value:
99,651,879, 100,129,380 and 103,164,522 shares outstanding at
March 31, 2014, December 31, 2013 and March 31, 2013, respectively	113,839	112,902	112,135
Preferred stock—convertible, no par value:
21,588, 40,406 and 82,960 shares outstanding at March 31, 2014,
December 31, 2013 and March 31, 2013, respectively	21,588	40,406	82,960
Unearned ESOP compensation	(21,588)	(40,406)	(82,960)
Other capital	1,951,076	1,847,801	1,729,395
Retained earnings	1,834,417	1,774,050	1,290,907
Treasury stock, at cost	(1,917,046)	(1,639,174)	(950,496)
Cumulative other comprehensive loss	(329,247)	(321,044)	(368,986)
Total shareholders' equity	1,653,039	1,774,535	1,812,955
Total Liabilities and Shareholders’ Equity	$6,189,225	$6,382,507	$6,166,220

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income	$115,457	$116,185
Adjustments to reconcile net income to net operating cash:
Depreciation	41,408	38,892
Amortization of intangible assets	7,552	7,664
Stock-based compensation expense	15,858	11,906
Provisions for qualified exit costs	2,897	155
Provisions for environmental-related matters	(434)	323
Defined benefit pension plans net cost	1,813	4,987
Net increase in postretirement liability	1,485	900
Other	2,747	5,165
Change in working capital accounts - net	(257,041)	(269,219)
Costs incurred for environmental-related matters	(3,384)	(4,792)
Costs incurred for qualified exit costs	(529)	(4,186)
Other	(10,948)	889
Net operating cash	(83,119)	(91,131)

INVESTING ACTIVITIES
Capital expenditures	(29,364)	(31,232)
(Payments for) proceeds from sale of assets	(332)	991
Increase in other investments	(15,373)	(17,768)
Net investing cash	(45,069)	(48,009)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(8,932)	668
Payments of long-term debt	(680)	(270)
Payments of cash dividends	(55,090)	(51,745)
Proceeds from stock options exercised	48,657	20,734
Income tax effect of stock-based compensation exercises and vesting	39,896	23,635
Treasury stock purchased	(256,391)	(81,438)
Other	(21,766)	(18,989)
Net financing cash	(254,306)	(107,405)

Effect of exchange rate changes on cash	4,070	(2,115)
Net decrease in cash and cash equivalents	(378,424)	(248,660)
Cash and cash equivalents at beginning of year	744,889	862,590
Cash and cash equivalents at end of period	$366,465	$613,930

Income taxes paid	$13,028	$13,007
Interest paid	10,359	8,590

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2014 and 2013
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
There have been no significant changes in critical accounting policies since December 31, 2013. Accounting estimates were revised as necessary during the first three months of 2014 based on new information and changes in facts and circumstances.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.
The consolidated results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During the quarter ended March 31, 2014, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 that affect the Company's results of operations, financial condition, liquidity or disclosures.
NOTE 3—DIVIDENDS
Dividends paid on common stock during the first quarter of 2014 and 2013 were $.55 per common share and $.50 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in Cumulative other comprehensive loss for the three months ended March 31, 2014:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Beginning balance	$(250,942)	$(70,611)	$509	$(321,044)
Other comprehensive loss before reclassifications(1)	(8,055)	(570)	(65)	(8,690)
Amounts reclassified from other comprehensive loss (2)		504	(17)	487
Net other comprehensive loss	(8,055)	(66)	(82)	(8,203)
Ending balance	$(258,997)	$(70,677)	$427	$(329,247)
(1) Net of taxes of $244 for net actuarial losses and prior service costs recognized for employee benefit plans and $41 for unrealized net losses on available-for-sale securities.
(2) Net of taxes of $(207) for net actuarial losses and prior service costs recognized for employee benefit plans and $11 for realized gains on the sale of available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2014 and 2013, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2014	2013
Balance at January 1	$26,755	$22,710
Charges to expense	6,260	5,117
Settlements	(7,516)	(5,640)
Balance at March 31	$25,499	$22,187
For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
In the three months ended March 31, 2014, two stores in the Paint Stores Group, two stores in the Latin America Coatings Group and three facilities in the Consumer Group were closed due to lower demand or redundancy.

The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2014:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2013	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Adjustments to prior provisions in Other general expense - net	Balance at March 31, 2014
Consumer Group facilities shutdown in 2014:
Severance and related costs		$499			$499
Paint Stores Group facility shutdown in 2013:
Severance and related costs	$977	838	$(6)		1,809
Other qualified exit costs		1,512			1,512
Consumer Group facilities shutdown in 2013:
Severance and related costs	598	48	(57)		589
Global Finishes Group stores shutdown in 2013:
Severance and related costs	253		(50)		203
Latin America Coatings Group facilities shutdown in 2013:
Severance and related costs	123		(17)		106
Paint Stores Group stores shutdown in 2012:
Other qualified exit costs	244		(13)		231
Global Finishes Group facilities shutdown in 2012:
Severance and related costs	2,177		(278)		1,899
Other qualified exit costs	83				83
Other qualified exit costs for facilities shutdown prior to 2012	1,365		(108)		1,257
Totals	$5,820	$2,897	$(529)	$—	$8,188
For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2014	2013	2014	2013	2014	2013
Three Months Ended March 31:
Net periodic benefit cost (credit):
Service cost	$5,637	$5,396	$1,547	$1,160	$609	$765
Interest cost	6,526	4,267	2,694	1,902	3,195	3,046
Expected return on assets	(12,666)	(10,342)	(2,740)	(1,782)
Amortization of:
Prior service cost (credit)	459	456			(126)	(82)
Actuarial loss		3,488	356	442		983
Net periodic benefit cost (credit)	$(44)	$3,265	$1,857	$1,722	$3,678	$4,712
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2014, the unaccrued maximum of the estimated range of possible outcomes is $86.6 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2014 and 2013 were accruals for extended environmental-related activities of $83.3 million and $93.5 million, respectively. Estimated costs of current investigation and remediation activities of $15.4 million and $17.1 million are included in Other accruals at March 31, 2014 and 2013, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2014. At March 31, 2014, $56.2 million, or 57.0 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $86.6 million at March 31, 2014, $59.3 million, or 68.5 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company has not settled any lead pigment or lead-based paint litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. The Company has not accrued any amounts for such litigation. With respect to such litigation, including the public nuisance litigation, the Company does not believe that it is probable that a loss has occurred, and it is not possible to estimate the range of potential losses as there is no prior history of a loss of this nature and there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
The proceedings initiated by the State of Rhode Island included two jury trials. At the conclusion of the second trial, the jury returned a verdict finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.

The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, the Cities of Oakland and San Diego and the City and County of San Francisco. The Fourth Amended Complaint asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment. On February 18, 2014, the Company filed a motion for new trial and a motion to vacate the judgment. The court denied these motions on March 24, 2014. On March 28, 2014, the Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. The filing of the notice of appeal effects an automatic stay of the judgment without the requirement to post a bond. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence. The Company has had a favorable history with respect to lead pigment and lead-based paint litigation, particularly other public nuisance litigation, and accordingly, the Company believes that it is not probable that a loss has occurred and it is not possible to estimate the range of potential loss with respect to the case.
Litigation seeking damages from alleged personal injury. The Company and other companies are defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. These proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint and claims for damages allegedly incurred by the children’s parents or guardians. These proceedings generally seek compensatory and punitive damages, and seek other relief including medical monitoring costs. These proceedings include purported claims by individuals, groups of individuals and class actions.
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the Company and other defendants.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff and is awaiting a decision by the United States Court of Appeals for the Seventh Circuit. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiffs' right to due process of law under the Wisconsin Constitution. Defendants intend to file a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal.
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

Government tax assessment settlements related to Brazilian operations. Charges totaling $28.7 million and $2.9 million were recorded to Cost of goods sold and SG&A, respectively, during the second and third quarters of 2013. The charges were primarily related to import duty taxes paid to the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2012. The Company elected to pay the taxes through an existing voluntary amnesty program offered by the government to resolve these issues rather than contest them in court. The after-tax charges were $21.9 million for the full year 2013. The Company’s import duty process in Brazil was changed to reach a final resolution of this matter with the Brazilian government.

NOTE 10—OTHER
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2014	2013
Provisions for environmental matters - net	$(434)	$323
(Gain) loss on disposition of assets	(138)	3,496
Adjustments to prior provisions for qualified exit costs		128
Total	$(572)	$3,947
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2014	2013
Dividend and royalty income	$(1,051)	$(2,824)
Net expense from financing activities	2,922	1,898
Foreign currency transaction related losses	2,858	2,748
Other income	(6,306)	(7,312)
Other expense	2,080	2,769
Total	$503	$(2,721)
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency transaction related losses represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at March 31, 2014 and 2013.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 30.5 percent for the first quarter of 2014 compared to 31.0 percent for the first quarter of 2013. The major components of the Company's effective tax rate were consistent for the first quarter of 2014 compared to the first quarter of 2013.
At December 31, 2013, the Company had $31.0 million in unrecognized tax benefits, the recognition of which would have an effect of $27.8 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2013, was $5.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to federal audits of partnership investments, assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2013, the Company had accrued $6.2 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2013 during the first three months of 2014.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS commenced an examination of the Company's U.S. income tax returns for the 2010, 2011 and 2012 tax years in the fourth quarter of 2013. Fieldwork is expected to be completed during 2014.
As of March 31, 2014, the Company is subject to non-U.S. income tax examinations for the tax years of 2007 through 2013. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2013.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2014	2013
Basic
Average common shares outstanding	98,833,210	101,961,059

Net income	$115,457	$116,185
Less net income allocated to unvested restricted shares	(523)	(639)
Net income allocated to common shares	$114,934	$115,546
Basic net income per common share	$1.16	$1.13

Diluted
Average common shares outstanding	98,833,210	101,961,059
Stock options and other contingently issuable shares (1)	2,025,671	2,295,204
Average common shares outstanding assuming dilution	100,858,881	104,256,263

Net income	$115,457	$116,185
Less net income allocated to unvested restricted shares
assuming dilution	(515)	(628)
Net income allocated to common shares assuming
dilution	$114,942	$115,557
Diluted net income per common share	$1.14	$1.11

(1)
Stock options and other contingently issuable shares excluded 2,932 shares for the three months ended March 31, 2014. There were no options excluded due to their anti-dilutive effect for the three months ended March 31, 2013.

The Company has two classes of participating securities: common shares and restricted shares, representing 99% and 1% of outstanding shares, respectively. The restricted shares are shares of unvested restricted stock granted under the Company’s restricted stock award program. Time-based restricted shares receive non-forfeitable dividends, while dividends on performance-based restricted shares are deferred and payment is contingent upon the awards vesting. The time-based restricted shares are considered a participating security, therefore, basic and diluted earnings per share are calculated using the two-class method in accordance with the Earnings Per Share Topic of the ASC.

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

(Thousands of dollars)	Three Months Ended March 31, 2014
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,360,003	$325,299		$497,639	$182,388	$1,227	$2,366,556
Intersegment transfers		546,562		1,413	10,122	(558,097)
Total net sales and intersegment transfers	$1,360,003	$871,861		$499,052	$192,510	$(556,870)	$2,366,556

Segment profit	$146,265	$51,088	(1)	$46,477	$9,987		$253,817
Interest expense						$(16,394)	(16,394)
Administrative expenses and other						(71,346)	(71,346)
Income before income taxes	$146,265	$51,088		$46,477	$9,987	$(87,740)	$166,077

	Three Months Ended March 31, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,167,937	$308,580		$486,818	$202,636	$1,197	$2,167,168
Intersegment transfers		507,704		1,291	10,221	(519,216)
Total net sales and intersegment transfers	$1,167,937	$816,284		$488,109	$212,857	$(518,019)	$2,167,168

Segment profit	$129,713	$53,972	(1)	$33,931	$20,839		$238,455
Interest expense						$(15,311)	(15,311)
Administrative expenses and other						(54,760)	(54,760)
Income before income taxes	$129,713	$53,972		$33,931	$20,839	$(70,071)	$168,384
(1) Segment profit includes $6,434 and $6,170 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first quarter of 2014 and 2013, respectively.

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $529.2 million and $22.7 million, respectively, for the first quarter of 2014, and $516.8 million and $25.7 million, respectively, for the first quarter of 2013. Long-lived assets of these subsidiaries totaled $641.0 million and $767.6 million at March 31, 2014 and March 31, 2013, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 14—ACQUISITIONS
On September 16, 2013, the Company entered into a definitive Stock Purchase Agreement and completed the acquisition of the U.S./Canada business of Consorcio Comex, S.A. de C.V. (Comex). The Company engaged an independent valuation firm to value the assets of the acquired business, and the appropriate adjustments have been recorded. The U.S./Canada business of Comex focuses on the manufacture and sale of paint and paint related products through retail service centers under various proprietary brands. The acquisition of the U.S./Canada business of Comex strengthens the ability of the Paint Stores Group and Consumer Group to serve customers in key geographic markets. Also on September 16, 2013, the Company amended and restated the stock purchase agreement for the acquisition of the Mexico business of Comex to, among other things, extend the exclusivity period to March 31, 2014. Under the terms of the amended and restated stock purchase agreement, either the Company or the sellers may terminate the amended and restated stock purchase agreement in the event that the closing of the acquisition did not occur on or prior to March 31, 2014 and such party is not in material breach of such agreement. On April 3, 2014, pursuant to its right to terminate the amended and restated purchase agreement, the Company sent notice via overnight mail to the sellers that it was terminating such agreement, effective immediately. Please refer to the Company’s Current Report on Form 8-K, dated April 3, 2014, which is incorporated herein by reference, for further information.
The completed acquisition above has been accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition. This acquisition resulted in the recognition of intangible assets.
The following unaudited pro-forma summary presents consolidated financial information as if the U.S./Canada business of Comex had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2013 or of future results of operations of these acquisitions under ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2014	2013
Net sales	$2,366,556	$2,274,871
Net income	115,457	102,810
Net income per common share:
Basic	$1.16	$1.00
Diluted	$1.14	$.98
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$21,853	$4,181	$17,672
Liabilities:
Deferred compensation plan liability (2)	$28,609	$28,609

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $21,712.

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

(Thousands of dollars)	March 31, 2014		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,620,714	$1,629,928	$1,630,125	$1,705,652
Non-traded debt	3,905	3,683	5,459	5,277
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $237.7 million and $233.2 million at March 31, 2014 and 2013, respectively. The liability for estimated future capital contributions to the investments was $213.0 million and $214.5 million at March 31, 2014 and 2013, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into four reportable segments—Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 6 through 15 and Note 18, on pages 73 through 75, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Reportable Segments.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2014 primarily due to improved operating results in our Paint Stores and Global Finishes Groups. Net working capital decreased $789.3 million at March 31, 2014 compared to the end of the first quarter of 2013 due to a significant increase in current liabilities and a decrease in current assets. Current portion of long-term debt increased $498.8 million resulting from the 3.125% Senior Notes becoming due in 2014 while cash and cash equivalents decreased $247.5 million resulting primarily from treasury stock purchases. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $8.0 million in the first three months of 2014 to a cash usage of $83.1 million from a cash usage of $91.1 million in 2013 primarily due to improved working capital management in the core business partially offset by impact on working capital from acquisitions.
Consolidated net sales increased 9.2 percent in the first quarter of 2014 to $2.367 billion from $2.167 billion in the first quarter of 2013 due primarily to higher paint sales volume in our Paint Stores Group. Consolidated gross profit as a percent of consolidated net sales increased in the first quarter to 45.0 percent from 44.4 percent in 2013 due primarily to increased paint volume, improved operating efficiency and selling price increases. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 37.4 percent from 35.9 percent in the first quarter of 2013 primarily due to timing of net new store openings in the quarter and acquisitions. Interest expense increased $1.1 million in the first quarter of 2014. The effective income tax rate for the first quarter of 2014 was 30.5 percent compared to 31.0 percent in 2013. Diluted net income per common share increased to $1.14 per share, including a $.12 per share loss from acquisitions, for the first quarter of 2014 from $1.11 per share a year ago.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 48 through 51, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2013.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2014 primarily due to improved operating results in our Paint Stores and Global Finishes Groups. Net working capital decreased $789.3 million at March 31, 2014 compared to the end of the first quarter of 2013 due to a significant increase in current liabilities and a decrease in current assets. Cash and cash equivalents decreased $247.5 million primarily due to treasury stock purchases, accounts receivable increased $43.2 million, inventories increased $83.1 million and all other current assets increased $1.9 million. Short-term borrowings increased $19.1 million, while accounts payable increased $107.1 million, current portion of long-term debt increased $498.8 million resulting from the 3.125% Senior Notes becoming due in 2014, and all other current liabilities increased $45.1 million from March 31, 2013. Net working capital decreases were partially offset by net increases from acquisitions. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first three months of 2014, accounts receivable increased $76.4 million when normal seasonal trends typically require significant growth in this category, and inventories increased $126.0 million primarily from acquisitions partially offset by lower core business inventories. Accounts payable increased $131.9 million primarily due to the seasonal increase in need for working capital along with increases from acquisitions, while short-term borrowings decreased $9.2 million and all other current liabilities decreased $198.6 million primarily due to timing of accrued taxes and other accrued expense payments. The Company’s current ratio was 1.21 at March 31, 2014 compared to 1.73 at March 31, 2013 and 1.25 at December 31, 2013. Total debt at March 31, 2014 increased $8.1 million to $1.712 billion from $1.704 billion at March 31, 2013 and increased as a percentage of total capitalization to 50.9 percent from 48.4 percent at the end of the first quarter last year. Total debt decreased $9.9 million from December 31, 2013 and increased as a percentage of total capitalization from 49.2 percent. At March 31, 2014, the Company had remaining borrowing ability of $2.275 billion. Net operating cash improved $8.0 million in the first three months of 2014 to a cash usage of $83.1 million from a cash usage of $91.1 million in 2013. In the twelve month period from April 1, 2013 through March 31, 2014, the Company generated net operating cash of $1.092 billion, used $335.4 million in investing activities, and used $1.000 billion in financing activities. In that same period, the Company invested $164.8 million in capital additions and improvements, invested $79.9 million in acquisitions, had net proceeds from total debt of $11.2 million, purchased $944.2 million in treasury stock and paid $208.3 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $378.4 million during the first three months of 2014. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $29.4 million, payments of cash dividends of $55.1 million, treasury stock purchases of $256.4 million and net payments made on long-term debt of $0.7 million. At March 31, 2014, the Company’s current ratio was 1.21 compared to 1.25 at December 31, 2013 and 1.73 a year ago. The decrease resulted from the increase in current portion of long-term debt and decrease in cash and cash equivalents.
Goodwill and intangible assets decreased $4.9 million from December 31, 2013 and decreased $8.5 million from March 31, 2013. The net decrease during the first three months of 2014 was due primarily to amortization of $7.6 million. The net decrease over the twelve month period from March 31, 2013 resulted from amortization of $28.9 million partially offset by capitalization of software of $14.8 million and acquisitions of $5.6 million. See Note 4, on pages 52 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $0.6 million during the first three months of 2014 and increased $52.7 million from March 31, 2013. The increase in the last twelve months was due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 56 through 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s benefit plan assets.
Other assets at March 31, 2014 increased $19.3 million in the first three months of 2014 and increased $48.7 million from a year ago. Both increases were due primarily to increased investments in affordable housing and historic renovation real estate properties along with increases in various other investments.
Net property, plant and equipment decreased $17.0 million in the first three months of 2014 and increased $49.5 million in the twelve months since March 31, 2013. The decrease in the first three months was primarily due to depreciation expense of $41.4 million and changes in currency translation rates of $8.2 million partially offset by capital expenditures of $29.4 million, acquisitions of $2.7 million and sale or disposition of fixed assets of $0.5 million. Since March 31, 2013, capital expenditures of $164.8 million and acquisitions of $56.2 million were partially offset by depreciation expense of $161.3 million, changes in currency translation rates of $6.9 million and dispositions or sale of assets with remaining net book value of $3.3 million. Capital expenditures during the first three months of 2014 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
There were no borrowings under the Company's domestic commercial paper program outstanding nor certain other short-term revolving and letter of credit agreements at March 31, 2014. Short-term borrowings outstanding under various foreign programs at March 31, 2014 were $87.4 million with a weighted average interest rate of 7.9 percent. The Company had unused capacity of $1.050 billion at March 31, 2014 under the commercial paper program that is backed by the Company’s revolving credit agreement. There were no significant changes in long-term debt during the first quarter of 2014. See Note 7, on pages 61 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2013 and decreased $49.7 million from March 31, 2013. The decrease in the liability was due to the decrease in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and favorable claims experience. See Note 6, on pages 56 to 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2014 increased $2.5 million in the first three months of 2014 and increased $72.4 million from a year ago primarily due to an increase in non-current deferred tax liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2014. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2014.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At March 31, 2014 and 2013, the Company had accruals for environmental-related activities of $98.7 million and $110.6 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $86.6 million higher than the accruals at March 31, 2014.
Two of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2014. At March 31, 2014, $56.2 million, or 57.0 percent, related directly to these two sites. Of the aggregate unaccrued exposure at March 31, 2014, $59.3 million, or 68.5 percent, related to the two sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the two currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the investigative or remedial status of the two sites since December 31, 2013.
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

In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters or conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended period of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $9.2 million to $87.4 million at March 31, 2014 from $96.6 million at December 31, 2013. Total long-term debt decreased $0.7 million to $1.625 billion at March 31, 2014 from $1.625 billion at December 31, 2013 and decreased $11.0 million from $1.636 billion at March 31, 2013. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2014 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Changes to the Company’s accrual for product warranty claims in the first three months of 2014 are disclosed in Note 5.
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company has not settled any lead pigment or lead-based paint litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. The Company has not accrued any amounts for such litigation. With respect to such litigation, including the public nuisance litigation, the Company does not believe that it is probable that a loss has occurred, and it is not possible to estimate the range of potential losses as there is no prior history of a loss of this nature and there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
The proceedings initiated by the State of Rhode Island included two jury trials. At the conclusion of the second trial, the jury returned a verdict finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) the Company, along with two other defendants, caused or substantially contributed to the creation of the public nuisance and (iii) the Company and two other defendants should be ordered to abate the public nuisance. The Company and two other defendants appealed and, on July 1, 2008, the Rhode Island Supreme Court, among other determinations, reversed the judgment of abatement with respect to the Company and two other defendants. The

Rhode Island Supreme Court’s decision reversed the public nuisance liability judgment against the Company on the basis that the complaint failed to state a public nuisance claim as a matter of law.
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, the Cities of Oakland and San Diego and the City and County of San Francisco. The Fourth Amended Complaint asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment. On February 18, 2014, the Company filed a motion for new trial and a motion to vacate the judgment. The court denied these motions on March 24, 2014. On March 28, 2014, the Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. The filing of the notice of appeal effects an automatic stay of the judgment without the requirement to post a bond. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence. The Company has had a favorable history with respect to lead pigment and lead-based paint litigation, particularly other public nuisance litigation, and accordingly, the Company believes that it is not probable that a loss has occurred and it is not possible to estimate the range of potential loss with respect to the case.
Litigation seeking damages from alleged personal injury. The Company and other companies are defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. These proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint and claims for damages allegedly incurred by the children’s parents or guardians. These proceedings generally seek compensatory and punitive damages, and seek other relief including medical monitoring costs. These proceedings include purported claims by individuals, groups of individuals and class actions.
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the Company and other defendants.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff and is awaiting a decision by the United States Court of Appeals for the Seventh Circuit. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiffs' right to due process of law under the Wisconsin Constitution. Defendants intend to file a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal.
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
Government tax assessment settlements related to Brazilian operations. Charges totaling $28.7 million and $2.9 million were recorded to Cost of goods sold and SG&A, respectively, during the second and third quarters of 2013. The charges were primarily related to import duty taxes paid to the Brazilian government related to the handling of import duties on products brought into the country for the years 2006 through 2012. The Company elected to pay the taxes through an existing voluntary amnesty program offered by the government to resolve these issues rather than contest them in court. The after-tax charges were $21.9 million for the full year 2013. The Company’s import duty process in Brazil was changed to reach a final resolution of this matter with the Brazilian government.
Shareholders’ Equity
Shareholders’ equity decreased $121.5 million to $1.653 billion at March 31, 2014 from $1.775 billion at December 31, 2013 and decreased $159.9 million from $1.813 billion at March 31, 2013. The decrease in Shareholders’ equity for the first three months of 2014 resulted primarily from purchases of treasury stock of $256.4 million, cash dividends paid on common stock of $55.1 million and an increase in Cumulative other comprehensive loss of $8.2 million partially offset by net income of $115.5 million and an increase in Other capital of $103.3 million, resulting primarily from stock option exercises. Since March 31, 2013, purchases of treasury stock for $944.2 million and cash dividends paid on common stock of $208.3 million more than offset increases from net income of $751.8 million, an increase in Other capital of $221.7 million and a decrease in Cumulative other comprehensive loss of $39.7 million in twelve months. During the first three months of 2014, the Company purchased 1.30 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 5.10 million shares of its common stock since March 31, 2013 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2014 to purchase 10.85 million shares of its common stock. At a meeting held on February 19, 2014, the Board of Directors increased the quarterly cash dividend from $.50 per common share to $.55 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2014, will result in an annual dividend for 2014 of $2.20 per common share or a 30.3 percent payout of 2013 diluted net income per common share.
Cash Flow
Net operating cash improved $8.0 million in the first three months of 2014 to a cash usage of $83.1 million from a cash usage of $91.1 million in 2013 primarily due to improved working capital management and a payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, partially offset by increases in working capital from acquisitions and a decrease in net income of $0.7 million. Net investing cash usage decreased $2.9 million in the first three months of 2014 to a usage of $45.1 million from a usage of $48.0 million in 2013 primarily due to slightly lower capital expenditures. Net financing cash usage increased $146.9 million to a usage of $254.3 million in the first three months of 2014 from a usage of $107.4 million in 2013 primarily due to increases in treasury stock purchases of $175.0 million and net decreases in short-term borrowings of $9.6 million in the first three months of 2014 partially offset by increased proceeds from stock options exercised of $27.9 million. In the twelve month period from April 1, 2013 through March 31, 2014, the Company generated net operating cash of $1.092 billion, used $335.4 million in investing activities and used $1.000 billion in financing activities. In that same period, the Company invested $164.8 million in capital additions and improvements and $79.9 million in acquisitions, received net proceeds from total debt of $11.2 million, purchased $944.2 million in treasury stock and paid $208.3 million in cash dividends to its shareholders of common stock.

Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first three months of 2014, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2014, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 61 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the first quarter:

(Thousands of dollars)	Three Months Ended March 31,
	2014	2013	Change
Net Sales:
Paint Stores Group	$1,360,003	$1,167,937	16.4%
Consumer Group	325,299	308,580	5.4%
Global Finishes Group	497,639	486,818	2.2%
Latin America Coatings Group	182,388	202,636	-10.0%
Administrative	1,227	1,197	2.5%
Total	$2,366,556	$2,167,168	9.2%

(Thousands of dollars)	Three Months Ended March 31,
	2014	2013	Change
Income Before Income Taxes:
Paint Stores Group	$146,265	$129,713	12.8%
Consumer Group	51,088	53,972	-5.3%
Global Finishes Group	46,477	33,931	37.0%
Latin America Coatings Group	9,987	20,839	-52.1%
Administrative	(87,740)	(70,071)	-25.2%
Total	$166,077	$168,384	-1.4%
Consolidated net sales increased in the first quarter of 2014 due primarily to higher paint sales volume in our Paint Stores Group and acquisitions. Acquisitions increased consolidated net sales 4.5 percent in the quarter, while unfavorable currency translation rate changes decreased consolidated net sales 1.9 percent in the quarter.
Net sales of all consolidated foreign subsidiaries were up 2.4 percent to $529.2 million in the quarter versus $516.8 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to acquisitions, which increased net sales 5.3 percent in the quarter, and selling price increases partially offset by a 7.6 percent negative impact of foreign currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 11.3 percent to $1.837 billion in the quarter as compared to $1.650 billion in the same period last year.
Net sales in the Paint Stores Group increased in the first quarter due primarily to higher architectural paint sales volume and acquisitions. Acquisitions increased net sales 7.2 percent in the quarter. Net sales from stores open for more than twelve calendar months increased 7.9 percent in the quarter compared to last year’s comparable period. Total paint sales volume percentage increases were in the high single digits for the core business and exceeded 20.0 percent when including acquisitions for the quarter as compared to last year’s comparable period. Sales of non-paint products increased by 10.2 percent over last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the first quarter due primarily to the impact of acquisitions and the timing of seasonal shipments to some customers. Acquisitions increased net sales 3.9 percent in the quarter. Net sales in the Global Finishes Group stated in U.S. dollars increased in the first quarter due primarily to selling price increases partially offset by lower paint sales volume and unfavorable currency translation rate changes, which decreased net sales by 1.6%. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the first quarter, which can primarily be attributed to unfavorable currency translation rate changes and lower paint sales volume partially offset by selling price increases. Currency translation rate changes decreased net sales by 16.5 percent in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first quarter.
Consolidated gross profit increased $103.1 million in the first quarter of 2014 compared to the same period in 2013. As a percent of sales, consolidated gross profit increased to 45.0 percent in the quarter from 44.4 percent in the first quarter of 2013. The percent to sales and dollar increases were primarily due to increased paint sales volume and selling price increases.
The Paint Stores Group’s gross profit was higher than last year by $104.7 million in the first quarter due to higher paint sales volume. The Paint Stores Group’s gross profit margins were higher in the quarter compared to the same period last year. The Consumer Group’s gross profit increased by $1.4 million primarily due to acquisitions. The Consumer Group's gross profit margins declined as a percent of sales for the first quarter compared to the same period last year primarily due to higher distribution costs to maintain customer service due to inclement weather. The Global Finishes Group’s gross profit increased $5.6 million in the first quarter compared to the same period last year, when stated in U.S. dollars, and gross profit margins were up as a percent of sales in the quarter compared to the same period last year due primarily to improved operating efficiencies and selling price increases. The Latin America Coatings Group’s gross profit decreased by $6.9 million in the first quarter from the same period in the prior year, when stated in U.S. dollars, primarily due to lower volume sales, increasing raw material costs and unfavorable currency translation rate changes, partially offset by selling price increases. The Latin America Coatings Group’s gross profit margins were down as a percent of sales for the first quarter as compared to the same period last year for these same reasons. The Administrative segment’s gross profit decreased by $1.8 million in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $105.4 million in the first quarter of 2014 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from acquisitions. As a percent of sales, consolidated SG&A increased to 37.4 percent in the quarter from 35.9 percent in the first quarter of 2013 primarily due to timing of net new store openings in the quarter and acquisitions.
The Paint Stores Group’s SG&A increased $88.9 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels as well as the impact from acquisitions. The Consumer Group’s SG&A was up $4.4 million in the quarter compared to the same period last year primarily due to acquisitions. The Global Finishes Group’s SG&A decreased $1.6 million in the quarter. The Latin America Coatings Group’s SG&A increased $0.7 million in the first quarter due to timing of spending partially offset by currency translation rate changes. The Administrative segment’s SG&A increased $13.0 million in the first quarter primarily due to acquisition due diligence efforts and information systems costs.
Other general expense—net decreased $4.5 million in the first quarter. The decrease in the quarter was primarily due to decreased loss on disposal of assets and decreased provisions for environmental expenses both in the Administrative segment.
Other income—net decreased $3.2 million in the first quarter primarily due to decreased miscellaneous income impacting the Global Finishes and Latin America Coatings Groups.
Consolidated income before income taxes decreased $2.3 million, including a loss from acquisitions of $19.2 million, in the first quarter of 2014 due to higher segment profits in Paint Stores and Global Finishes Groups partially offset by lower segment profits in the Consumer and Latin America Coatings Groups and increased expenses in the Administrative segment.

The effective income tax rate of 30.5 percent for the first quarter of 2014 was lower than the 31.0 percent effective income tax rate for the first quarter of 2013 due primarily to the timing of discrete items.
Net income for the quarter decreased $0.7 million to $115.5 million from $116.2 million in the first quarter of 2013. Diluted net income per common share increased 2.7 percent from $1.11 per share in the first quarter of 2013 to $1.14 per share, including a $.12 per share loss from acquisitions, in the first quarter of 2014.
Management considers a measurement that is not in accordance with U.S. generally accepted accounting principles a useful measurement of the operational profitability of the Company. Some investment professionals also utilize such a measurement as an indicator of the value of profits and cash that are generated strictly from operating activities, putting aside working capital and certain other balance sheet changes. For this measurement, management increases net income for significant non-operating and non-cash expense items to arrive at an amount known as “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). The reader is cautioned that the following value for EBITDA should not be compared to other entities unknowingly. EBITDA should not be considered an alternative to net income or cash flows from operating activities as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and cash flows from operating activities in accordance with U. S. generally accepted accounting principles disclosed in the Statements of Consolidated Income and Comprehensive Income and Statements of Consolidated Cash Flows. EBITDA as used by management is calculated as follows:

(Thousands of dollars)	Three Months Ended March 31,
	2014	2013
Net income	$115,457	$116,185
Interest expense	16,394	15,311
Income taxes	50,620	52,199
Depreciation	41,408	38,892
Amortization	7,552	7,664
EBITDA	$231,431	$230,251

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
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include such things as: (a) general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry; (b) competitive factors, including pricing pressures and product innovation and quality; (c) changes in raw material and energy supplies and pricing; (d) changes in the Company’s relationships with customers and suppliers; (e) the Company’s ability to attain cost savings from productivity initiatives; (f) the Company’s ability to successfully integrate past and future acquisitions into its existing operations, including the recent acquisitions of the Comex business in the United States and Canada, Geocel Holdings Corporation and Jiangsu Pulanna, as well as the performance of the businesses acquired; (g) changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations; (h) risks and uncertainties associated with the Company’s expansion into and its operations in Asia, Europe, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors; (i) the achievement of growth in foreign markets, such as Asia, Europe and South America; (j) increasingly stringent domestic and foreign governmental regulations, including those affecting health, safety and the environment; (k) inherent uncertainties involved in assessing the Company’s potential liability for environmental-related activities; (l) other changes in governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations); (m) the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto; and (n) unusual weather conditions.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31,2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2014, the Company transferred 354,457 shares of its common stock to a wholly owned subsidiary of the Company in exchange for the cancellation of all of the shares held by that subsidiary in another subsidiary of the Company that was merged into the Company.  The merger was undertaken as part of a restructuring by the Company of its subsidiaries following its acquisition of the Comex business in the United States and Canada in September 2013. The transferred shares were already issued and held in the Company’s treasury. Therefore, they are reflected as treasury shares in the Company’s financial statements and excluded from earnings per share calculations.

In accordance with Ohio law, the transferred shares will not be voted on matters brought before the Company’s shareholders or counted as outstanding for purposes of computing the Company’s voting power.  The transaction is exempt from registration under Section 4(2) of the Securities Act of 1933 because the transaction by the Company did not involve a public offering.
A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)				12,150,000
Employee transactions (2)	1,064	$189.00		NA

February 1 - February 28
Share repurchase program (1)	750,000	$192.98	750,000	11,400,000
Employee transactions (2)	111,118	191.36		NA

March 1 - March 31
Share repurchase program (1)	550,000	$203.01	550,000	10,850,000
Employee transactions (2)	2,053	203.28		NA
Total
Share repurchase program (1)	1,300,000	$197.22	1,300,000	10,850,000
Employee transactions (2)	114,235	191.55		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at March 31, 2014 to purchase 10,850,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the fiscal quarter ended March 31, 2014, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

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

THE SHERWIN-WILLIAMS COMPANY

April 23, 2014	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Vice President-Corporate Controller

April 23, 2014	By:	/s/ Catherine M. Kilbane
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