Form 10-Q
period 2014-06-30
SHERWIN WILLIAMS CO
filed 2014-07-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2014
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
Common Stock, $1.00 Par Value – 97,787,954 shares as of June 30, 2014.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 5. Other Information	35
Item 6. Exhibits	36

SIGNATURES	37
INDEX TO EXHIBITS	38
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$3,042,995	$2,713,889	$5,409,551	$4,881,057
Cost of goods sold	1,633,342	1,480,310	2,933,997	2,684,627
Gross profit	1,409,653	1,233,579	2,475,554	2,196,430
Percent to net sales	46.3%	45.5%	45.8%	45.0%
Selling, general and administrative expenses	969,183	837,124	1,853,271	1,615,803
Percent to net sales	31.8%	30.8%	34.3%	33.1%
Other general expense - net	770	485	198	4,432
Interest expense	16,374	15,069	32,768	30,380
Interest and net investment income	(757)	(698)	(1,346)	(1,447)
Other (income) expense - net	(5,147)	715	(4,644)	(2,006)
Income before income taxes	429,230	380,884	595,307	549,268
Income taxes	137,783	123,597	188,403	175,796
Net income	$291,447	$257,287	$406,904	$373,472
Net income per common share:
Basic	$3.00	$2.51	$4.14	$3.65
Diluted	$2.94	$2.46	$4.06	$3.57
Average shares outstanding - basic	96,599,869	101,665,737	97,716,539	101,813,398
Average shares and equivalents outstanding - diluted	98,541,909	103,896,780	99,688,557	104,031,718
Comprehensive income	$305,178	$213,283	$412,432	$330,871

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30, 2014	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$267,198	$744,889	$741,084
Accounts receivable, less allowance	1,402,803	1,097,751	1,299,679
Inventories:
Finished goods	892,488	779,057	809,586
Work in process and raw materials	198,694	191,758	175,258
	1,091,182	970,815	984,844
Deferred income taxes	102,733	104,496	129,732
Other current assets	244,202	240,766	187,096
Total current assets	3,108,118	3,158,717	3,342,435
Goodwill	1,174,654	1,178,687	1,171,503
Intangible assets	306,985	313,299	311,947
Deferred pension assets	304,582	302,446	250,989
Other assets	440,365	407,975	379,439
Property, plant and equipment:
Land	131,234	125,131	99,579
Buildings	711,079	715,096	718,015
Machinery and equipment	1,916,103	1,838,590	1,812,541
Construction in progress	40,313	62,563	39,087
	2,798,729	2,741,380	2,669,222
Less allowances for depreciation	1,792,433	1,719,997	1,717,031
	1,006,296	1,021,383	952,191
Total Assets	$6,341,000	$6,382,507	$6,408,504

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$64,739	$96,551	$50,664
Accounts payable	1,244,574	998,484	1,117,459
Compensation and taxes withheld	264,652	337,637	218,633
Accrued taxes	190,368	79,504	170,447
Current portion of long-term debt	502,125	502,948	2,632
Other accruals	458,826	513,433	407,670
Total current liabilities	2,725,284	2,528,557	1,967,505
Long-term debt	1,122,420	1,122,373	1,631,951
Postretirement benefits other than pensions	272,095	268,874	320,219
Other long-term liabilities	696,242	688,168	621,299
Shareholders’ equity:
Common stock—$1.00 par value:
97,787,954, 100,129,380 and 102,683,128 shares outstanding at
June 30, 2014, December 31, 2013 and June 30, 2013, respectively	114,001	112,902	112,454
Preferred stock—convertible, no par value:
5,722, 40,406 and 68,049 shares outstanding at June 30, 2014,
December 31, 2013 and June 30, 2013, respectively	5,722	40,406	68,049
Unearned ESOP compensation	(5,722)	(40,406)	(68,049)
Other capital	1,980,760	1,847,801	1,773,060
Retained earnings	2,072,118	1,774,050	1,496,639
Treasury stock, at cost	(2,326,404)	(1,639,174)	(1,101,633)
Cumulative other comprehensive loss	(315,516)	(321,044)	(412,990)
Total shareholders' equity	1,524,959	1,774,535	1,867,530
Total Liabilities and Shareholders’ Equity	$6,341,000	$6,382,507	$6,408,504

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES
Net income	$406,904	$373,472
Adjustments to reconcile net income to net operating cash:
Depreciation	83,513	78,301
Amortization of intangible assets	15,146	14,127
Stock-based compensation expense	29,563	23,977
Provisions for qualified exit costs	9,439	367
Provisions for environmental-related matters	(175)	1,769
Defined benefit pension plans net cost	3,626	9,975
Net increase in postretirement liability	2,970	1,800
Other	3,100	1,417
Change in working capital accounts - net	(202,068)	(195,322)
Costs incurred for environmental-related matters	(4,955)	(6,892)
Costs incurred for qualified exit costs	(3,877)	(5,955)
Other	(11,606)	5,039
Net operating cash	331,580	302,075

INVESTING ACTIVITIES
Capital expenditures	(66,870)	(72,126)
Acquisitions of businesses, net of cash acquired		(5,000)
Proceeds from sale of assets	373	2,586
Increase in other investments	(17,488)	(52,854)
Net investing cash	(83,985)	(127,394)

FINANCING ACTIVITIES
Net decrease in short-term borrowings	(31,925)	(17,407)
Payments of long-term debt	(752)	(949)
Payments of cash dividends	(108,836)	(103,300)
Proceeds from stock options exercised	59,442	40,622
Income tax effect of stock-based compensation exercises and vesting	45,253	35,654
Treasury stock purchased	(665,492)	(232,522)
Other	(23,354)	(18,855)
Net financing cash	(725,664)	(296,757)

Effect of exchange rate changes on cash	378	570
Net decrease in cash and cash equivalents	(477,691)	(121,506)
Cash and cash equivalents at beginning of year	744,889	862,590
Cash and cash equivalents at end of period	$267,198	$741,084

Income taxes paid	$33,994	$34,666
Interest paid	33,893	30,942

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2014 and 2013
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
There have been no significant changes in critical accounting policies since December 31, 2013. Accounting estimates were revised as necessary during the first six months of 2014 based on new information and changes in facts and circumstances. Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.
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
The consolidated results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2014 and 2013 were $.55 per common share and $.50 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the six months ended June 30, 2014 and 2013:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(250,942)	$(70,611)	$509	$(321,044)
Other comprehensive income (loss) before reclassifications(1)	4,612	(570)	516	4,558
Amounts reclassified from other comprehensive income (loss)(2)		1,015	(45)	970
Net other comprehensive income	4,612	445	471	5,528
Balance at June 30, 2014	$(246,330)	$(70,166)	$980	$(315,516)

(1) Net of taxes of $244 for net actuarial losses and prior service costs recognized for employee benefit plans and $(324) for unrealized net gains on available-for-sale securities.
(2) Net of taxes of $(417) for net actuarial losses and prior service costs recognized for employee benefit plans and $28 for realized gains on the sale of available-for-sale securities.

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(204,195)	$(166,595)	$401	$(370,389)
Other comprehensive (loss) income before reclassifications(1)	(48,421)	(1,177)	99	(49,499)
Amounts reclassified from other comprehensive income (loss) income(2)		6,917	(19)	6,898
Net other comprehensive income	(48,421)	5,740	80	(42,601)
Balance at June 30, 2013	$(252,616)	$(160,855)	$481	$(412,990)

(1) Net of taxes of $534 for net actuarial losses and prior service costs recognized for employee benefit plans and $(62) for unrealized net gains on available-for-sale securities.
(2) Net of taxes of $(4,001) for net actuarial losses and prior service costs recognized for employee benefit plans and $12 for realized gains on the sale of available-for-sale securities.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2014 and 2013, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2014	2013
Balance at January 1	$26,755	$22,710
Charges to expense	14,446	11,031
Settlements	(16,351)	(12,134)
Balance at June 30	$24,850	$21,607
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
In the six months ended June 30, 2014, four stores in the Paint Stores Group, three stores in the Latin America Coatings Group and three facilities in the Consumer Group were closed due to lower demand or redundancy. In addition, the Global Finishes Group exited its business in Venezuela.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2014:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2013	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Adjustments to prior provisions in Other general expense - net	Balance at June 30, 2014
Consumer Group facilities shutdown in 2014:
Severance and related costs		$1,514	$(72)		$1,442
Global Finishes Group exit of business in 2014:
Severance and related costs		2,500			2,500
Other qualified exit costs		2,022			2,022
Paint Stores Group facility shutdown in 2013:
Severance and related costs	$977	1,794	(1,069)		1,702
Other qualified exit costs		1,512	(61)		1,451
Consumer Group facilities shutdown in 2013:
Severance and related costs	598	97	(382)		313
Global Finishes Group stores shutdown in 2013:
Severance and related costs	33		(2)		31
Other qualified exit costs	220		(44)		176
Latin America Coatings Group facilities shutdown in 2013:
Severance and related costs	123		(123)
Paint Stores Group stores shutdown in 2012:
Other qualified exit costs	244		(23)		221
Global Finishes Group facilities shutdown in 2012:
Severance and related costs	2,177		(1,863)		314
Other qualified exit costs	83				83
Other qualified exit costs for facilities shutdown prior to 2012	1,365		(238)		1,127
Totals	$5,820	$9,439	$(3,877)	$—	$11,382
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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2014	2013	2014	2013	2014	2013
Three Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$5,637	$5,397	$1,548	$1,160	$608	$766
Interest cost	6,525	4,267	2,694	1,903	3,196	3,045
Expected return on assets	(12,665)	(10,342)	(2,740)	(1,782)
Amortization of:
Prior service cost (credit)	459	455			(125)	(82)
Actuarial loss		3,488	355	442		984
Net periodic benefit cost (credit)	$(44)	$3,265	$1,857	$1,723	$3,679	$4,713

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$11,274	$10,793	$3,095	$2,320	$1,217	$1,531
Interest cost	13,051	8,534	5,388	3,805	6,391	6,091
Expected return on assets	(25,331)	(20,684)	(5,480)	(3,564)
Amortization of:
Prior service cost (credit)	918	911			(251)	(164)
Actuarial loss		6,976	711	884		1,967
Net periodic benefit cost (credit)	$(88)	$6,530	$3,714	$3,445	$7,357	$9,425
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2014, the unaccrued maximum of the estimated range of possible outcomes is $93.6 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2014 and 2013 were accruals for extended environmental-related activities of $82.7 million and $93.8 million, respectively. Estimated costs of current investigation and remediation activities of $15.4 million and $17.1 million are included in Other accruals at June 30, 2014 and 2013, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2014. At June 30, 2014, $56.5 million, or 57.6 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $93.6 million at June 30, 2014, $63.0 million, or 67.3 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff and is awaiting a decision by the United States Court of Appeals for the Seventh Circuit. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On April 8, 2014, defendants filed a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal, and plaintiff filed a response on April 22, 2014.
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

Litigation related to Consorcio Comex. As previously disclosed, the Company entered into a definitive Stock Purchase Agreement (as subsequently amended and restated, the “Purchase Agreement”), with Avisep, S.A. de C.V. (“Avisep”) and Bevisep, S.A. de C.V. (“Bevisep”) to, among other things, acquire the Mexico business of Consorcio Comex, S.A. de C.V. (the "Acquisition"). Under the terms of the Purchase Agreement, either the Company or Avisep and Bevisep had the right to terminate the Purchase Agreement in the event that the closing of the Acquisition did not occur on or prior to March 31, 2014 and such party was not in material breach of the Purchase Agreement.

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. The Company believes that the claims are without merit and intends to vigorously defend against such claims.

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provisions for environmental matters - net	$259	$1,446	$(175)	$1,769
Loss (gain) on disposition of assets	511	(1,173)	373	2,323
Adjustments to prior provisions for qualified exit costs		212		340
Total	$770	$485	$198	$4,432
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
Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend and royalty income	$(1,195)	$(813)	$(2,246)	$(3,637)
Net expense from financing activities	2,547	2,845	5,469	4,743
Foreign currency transaction related (gains) losses	(1,830)	3,196	1,028	5,944
Other income	(6,973)	(7,107)	(13,279)	(14,419)
Other expense	2,304	2,594	4,384	5,363
Total	$(5,147)	$715	$(4,644)	$(2,006)
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.

Foreign currency transaction related (gains) losses represent net realized (gains) losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized (gains) losses from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at June 30, 2014 and 2013.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 32.1 percent and 31.6 percent for the second quarter and first six months of 2014, respectively, compared to 32.5 percent and 32.0 percent for the second quarter and first six months of 2013, respectively. The major components of the Company's effective tax rate were consistent for the second quarter and first six months of 2014 compared to 2013.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2013 during the first six months of 2014.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS commenced an examination of the Company's U.S. income tax returns for the 2010, 2011 and 2012 tax years in the fourth quarter of 2013. Fieldwork is expected to be completed during 2014.
As of June 30, 2014, the Company is subject to non-U.S. income tax examinations for the tax years of 2007 through 2013. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2013.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic
Average common shares outstanding	96,599,869	101,665,737	97,716,539	101,813,398

Net income	$291,447	$257,287	$406,904	$373,472
Less net income allocated to unvested restricted shares	(1,722)	(1,639)	(2,245)	(2,278)
Net income allocated to common shares	$289,725	$255,648	$404,659	$371,194
Basic net income per common share	$3.00	$2.51	$4.14	$3.65

Diluted
Average common shares outstanding	96,599,869	101,665,737	97,716,539	101,813,398
Stock options and other contingently issuable shares (1)	1,942,040	2,231,043	1,972,018	2,218,320
Average common shares outstanding assuming dilution	98,541,909	103,896,780	99,688,557	104,031,718

Net income	$291,447	$257,287	$406,904	$373,472
Less net income allocated to unvested restricted shares
assuming dilution	(1,690)	(1,607)	(2,205)	(2,235)
Net income allocated to common shares assuming
dilution	$289,757	$255,680	$404,699	$371,237
Diluted net income per common share	$2.94	$2.46	$4.06	$3.57

(1)
There were no options excluded due to their anti-dilutive effect for the three months ended June 30, 2014. Stock options and other contingently issuable shares excluded 2,932 shares for the six months ended June 30, 2014. There were no options excluded due to their anti-dilutive effect for the three and six months ended June 30, 2013.

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

(Thousands of dollars)	Three Months Ended June 30, 2014
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,882,592	$433,356		$544,597	$181,221	$1,229	$3,042,995
Intersegment transfers		766,080		2,202	9,927	(778,209)
Total net sales and intersegment transfers	$1,882,592	$1,199,436		$546,799	$191,148	$(776,980)	$3,042,995

Segment profit	$375,857	$92,488	(1)	$54,865	$5,660		$528,870
Interest expense						$(16,374)	(16,374)
Administrative expenses and other						(83,266)	(83,266)
Income before income taxes	$375,857	$92,488		$54,865	$5,660	$(99,640)	$429,230

	Three Months Ended June 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,606,509	$393,660		$513,524	$198,991	$1,205	$2,713,889
Intersegment transfers		658,202		3,740	9,691	(671,633)
Total net sales and intersegment transfers	$1,606,509	$1,051,862		$517,264	$208,682	$(670,428)	$2,713,889

Segment profit	$332,972	$79,042	(1)	$54,462	$856		$467,332
Interest expense						$(15,069)	(15,069)
Administrative expenses and other						(71,379)	(71,379)
Income before income taxes	$332,972	$79,042		$54,462	$856	$(86,448)	$380,884
(1) Segment profit includes $8,891 and $8,108 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the second quarter of 2014 and 2013, respectively.

	Six Months Ended June 30, 2014
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,242,595	$758,655		$1,042,236	$363,609	$2,456	$5,409,551
Intersegment transfers		1,312,642		3,615	20,049	(1,336,306)
Total net sales and intersegment transfers	$3,242,595	$2,071,297		$1,045,851	$383,658	$(1,333,850)	$5,409,551

Segment profit	$522,122	$143,576	(2)	$101,342	$15,647		$782,687
Interest expense						$(32,768)	(32,768)
Administrative expenses and other						(154,612)	(154,612)
Income before income taxes	$522,122	$143,576		$101,342	$15,647	$(187,380)	$595,307

	Six Months Ended June 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,774,446	$702,240		$1,000,342	$401,627	$2,402	$4,881,057
Intersegment transfers		1,165,906		5,031	19,912	(1,190,849)
Total net sales and intersegment transfers	$2,774,446	$1,868,146		$1,005,373	$421,539	$(1,188,447)	$4,881,057

Segment profit	$462,685	$133,014	(2)	$88,393	$21,695		$705,787
Interest expense						$(30,380)	(30,380)
Administrative expenses and other						(126,139)	(126,139)
Income before income taxes	$462,685	$133,014		$88,393	$21,695	$(156,519)	$549,268
(2) Segment profit includes $15,325 and $14,278 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first six months of 2014 and 2013, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $576.7 million and $32.0 million, respectively, for the second quarter of 2014, and $531.6 million and $5.6 million, respectively, for the second quarter of 2013. Net external sales and segment profit of these subsidiaries were $1.106 billion and $54.7 million, respectively, for the first six months of 2014, and $1.048 billion and $31.2 million, respectively, for the first six months of 2013. Long-lived assets of these subsidiaries totaled $614.6 million and $596.5 million at June 30, 2014 and June 30, 2013, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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
The following unaudited pro-forma summary presents consolidated financial information as if the U.S./Canada business of Comex had been acquired as of the beginning of each period presented. The pro-forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2013 or of future results of operations of this acquisition under ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$3,042,995	$2,849,091	$5,409,551	$5,123,962
Net income	291,447	249,693	406,904	352,502
Net income per common share:
Basic	$3.00	$2.44	$4.14	$3.44
Diluted	$2.94	$2.39	$4.06	$3.37
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$23,161	$3,728	$19,433
Liabilities:
Deferred compensation plan liability (2)	$29,382	$29,382

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $22,405.

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

(Thousands of dollars)	June 30, 2014		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,620,784	$1,654,524	$1,630,197	$1,637,505
Non-traded debt	3,761	3,558	4,386	4,245
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $245.3 million and $236.5 million at June 30, 2014 and 2013, respectively. The liability for estimated future capital contributions to the investments was $217.7 million and $205.8 million at June 30, 2014 and 2013, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2014 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital decreased $992.1 million at June 30, 2014 compared to the end of the second quarter of 2013 due to a significant increase in current liabilities and a decrease in current assets. Current portion of long-term debt increased $499.5 million resulting from the 3.125% Senior Notes becoming due in 2014 while cash and cash equivalents decreased $473.9 million resulting primarily from treasury stock purchases. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $29.5 million in the first six months of 2014 to a cash source of $331.6 million from a cash source of $302.1 million in 2013 primarily due to improved operating results in the core business partially offset by the impact of operating loss from acquisitions.
Consolidated net sales increased 12.1 percent in the second quarter of 2014 to $3.043 billion from $2.714 billion in the second quarter of 2013 and increased 10.8 percent in the first six months of 2014 to $5.410 billion from $4.881 billion in the first six months of 2013 due primarily to higher paint sales volume in our Paint Stores Group and acquisitions. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter to 46.3 percent from 45.5 percent in 2013 and increased to 45.8 percent from 45.0 percent in the first six months due primarily to increased paint volume, improved operating efficiency and selling price increases. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 31.8 percent from 30.8 percent in the second quarter of 2013 and increased to 34.3 percent from 33.1 percent in the first six months primarily due to timing of net new store openings and acquisitions. Interest expense increased $1.3 million in the second quarter and increased $2.4 million in the first six months of 2014. The effective income tax rate for the second quarter of 2014 was 32.1 percent compared to 32.5 percent in 2013 and the rate for the first six months of 2014 was 31.6 percent compared to 32.0 percent in 2013. Diluted net income per common share increased to $2.94 per share, including a $.06 per share loss from acquisitions, for the second quarter of 2014 from $2.46 per share a year ago and increased to $4.06 per share from $3.57 per share in the first six months.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2014 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital decreased $992.1 million at June 30, 2014 compared to the end of the second quarter of 2013 due to a significant increase in current liabilities and a decrease in current assets. Cash and cash equivalents decreased $473.9 million primarily due to treasury stock purchases and an increase in accounts receivable of $103.1 million, an increase in inventories of $106.3 million and an increase in all other current assets of $30.1 million. Short-term borrowings increased $14.1 million, accounts payable increased $127.1 million, current portion of long-term debt increased $499.5 million resulting from the 3.125% Senior Notes becoming due in 2014, and all other current liabilities increased $117.1 million from June 30, 2013. Net working capital decreases were partially offset by net increases from acquisitions. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first six months of 2014, accounts receivable increased $305.1 million when normal seasonal trends typically require significant growth in this category, and inventories increased $120.4 million primarily from acquisitions. Accounts payable increased $246.1 million primarily due to the seasonal increase in need for working capital along with increases from acquisitions, while short-term borrowings decreased $31.8 million and all other current liabilities decreased $17.6 million primarily due to timing of compensation and taxes withheld and other accrued expense payments, partially offset by timing of accrued taxes. The Company’s current ratio was 1.14 at June 30, 2014 compared to 1.70 at June 30, 2013 and 1.25 at December 31, 2013. Total debt at June 30, 2014 increased $4.0 million to $1.689 billion from $1.685 billion at June 30, 2013 and increased as a percentage of total capitalization to 52.6 percent from 47.4 percent at the end of the second quarter last year. Total debt decreased $32.6 million from December 31, 2013 and increased as a percentage of total capitalization from 49.2 percent. At June 30, 2014, the Company had remaining borrowing ability of $2.290 billion. Net operating cash improved $29.5 million in the first six months of 2014 to a cash source of $331.6 million from a cash source of $302.1 million in 2013. In the twelve month period from July 1, 2013 through June 30, 2014, the Company generated net operating cash of $1.113 billion, used $294.9 million in investing activities, and used $1.282 billion in financing activities. In that same period, the Company invested $161.4 million in capital additions and improvements, invested $74.9 million in acquisitions, had net proceeds from total debt of $6.9 million, purchased $1.202 billion in treasury stock and paid $210.5 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $477.7 million during the first six months of 2014. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $66.9 million, payments of cash dividends of $108.8 million, treasury stock purchases of $665.5 million and net payments made on long-term debt of $0.8 million. At June 30, 2014, the Company’s current ratio was 1.14 compared to 1.25 at December 31, 2013 and 1.70 a year ago. The decrease resulted from the increase in current portion of long-term debt and the decrease in cash and cash equivalents.
Goodwill and intangible assets decreased $10.3 million from December 31, 2013 and decreased $1.8 million from June 30, 2013. The net decrease during the first six months of 2014 was due primarily to amortization of $15.1 million. The net decrease over the twelve month period from June 30, 2013 resulted from amortization of $30.1 million partially offset by capitalization of software of $17.3 million and acquisitions of $15.6 million. See Note 4, on pages 52 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $2.1 million during the first six months of 2014 and increased $53.6 million from June 30, 2013. The increase in the last twelve months was due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 56 through 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s benefit plan assets.
Other assets at June 30, 2014 increased $32.4 million in the first six months of 2014 and increased $60.9 million from a year ago. Both increases were due primarily to increases in various other investments along with increased investments in affordable housing and historic renovation real estate properties.
Net property, plant and equipment decreased $15.1 million in the first six months of 2014 and increased $54.1 million in the twelve months since June 30, 2013. The decrease in the first six months was primarily due to depreciation expense of $83.5 million, sale or disposition of fixed assets of $1.3 million and changes in currency translation rates of $0.8 million partially offset by capital expenditures of $66.9 million and acquisitions of $3.7 million. Since June 30, 2013, capital expenditures of $161.4 million, acquisitions of $55.8 million, and changes in currency translation rates of $5.3 million were partially offset by depreciation expense of $164.0 million and dispositions or sale of assets with remaining net book value of $4.4 million. Capital expenditures during the first six months of 2014 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group and normal equipment replacement in the Paint Stores and Global Finishes Groups.
There were no borrowings under the Company's domestic commercial paper program outstanding nor certain other short-term revolving and letter of credit agreements at June 30, 2014. Short-term borrowings outstanding under various foreign programs at June 30, 2014 were $64.7 million with a weighted average interest rate of 8.2 percent. The Company had unused capacity of $1.050 billion at June 30, 2014 under the commercial paper program that is backed by the Company’s revolving credit agreement. There were no significant changes in long-term debt during the second quarter of 2014. See Note 7, on pages 61 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2013 and decreased $48.1 million from June 30, 2013. The decrease in the liability was due to the decrease in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and favorable claims experience. See Note 6, on pages 56 to 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at June 30, 2014 increased $8.1 million in the first six months of 2014 and increased $74.9 million from a year ago primarily due to an increase in non-current deferred tax liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2014. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2014.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At June 30, 2014 and 2013, the Company had accruals for environmental-related activities of $98.1 million and $110.9 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $93.6 million higher than the accruals at June 30, 2014.
Two of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2014. At June 30, 2014, $56.5 million, or 57.6 percent, related directly to these two sites. Of the aggregate unaccrued exposure at June 30, 2014, $63.0 million, or 67.3 percent, related to the two sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the two currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the investigative or remedial status of the two sites since December 31, 2013.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $31.8 million to $64.7 million at June 30, 2014 from $96.6 million at December 31, 2013. Total long-term debt was $1.625 billion at June 30, 2014 and December 31, 2013 and decreased $10.0 million from $1.635 billion at June 30, 2013. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter of 2014 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Changes to the Company’s accrual for product warranty claims in the first six months of 2014 are disclosed in Note 5.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., has been appealed by the plaintiff and is awaiting a decision by the United States Court of Appeals for the Seventh Circuit. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff's right to due process of law under the Wisconsin Constitution. On April 8, 2014, defendants filed a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal and plaintiff filed a response on April 22, 2014.
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
Litigation related to Consorcio Comex. As previously disclosed, the Company entered into a definitive Stock Purchase Agreement (as subsequently amended and restated, the “Purchase Agreement”), with Avisep, S.A. de C.V. (“Avisep”) and Bevisep, S.A. de C.V. (“Bevisep”) to, among other things, acquire the Mexico business of Consorcio Comex, S.A. de C.V. (the "Acquisition"). Under the terms of the Purchase Agreement, either the Company or Avisep and Bevisep had the right to terminate the Purchase Agreement in the event that the closing of the Acquisition did not occur on or prior to March 31, 2014 and such party was not in material breach of the Purchase Agreement.

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. The Company believes that the claims are without merit and intends to vigorously defend against such claims.

Titanium dioxide suppliers antitrust class action lawsuit. The Company is a member of the plaintiff class related to Titanium Dioxide Antitrust Litigation that was initiated in 2010 against certain suppliers alleging various theories of relief arising from purchases of titanium dioxide made from 2003 through 2012. The Court has approved a settlement less attorney fees and expenses that is expected to be approximately $109.0 million. The Company timely submitted claims to recover its pro-rata portion of the final net settlement. There is no specified deadline for the claims administrator to complete the review of all claims submitted. At this point, a possible settlement amount or range that the Company expects to receive cannot be reasonably determined due to the uncertainty in the number and dollar amount of claims filed and approved.

Shareholders’ Equity
Shareholders’ equity decreased $249.6 million to $1.525 billion at June 30, 2014 from $1.775 billion at December 31, 2013 and decreased $342.6 million from $1.868 billion at June 30, 2013. The decrease in Shareholders’ equity for the first six months of 2014 resulted primarily from purchases of treasury stock of $665.5 million and cash dividends paid on common stock of $108.8 million partially offset by net income of $406.9 million and an increase in Other capital of $133.0 million, resulting primarily from stock option exercises, and a decrease in Cumulative other comprehensive loss of $5.5 million. Since June 30, 2013, purchases of treasury stock for $1.202 billion and cash dividends paid on common stock of $210.5 million more than offset increases from net income of $786.0 million, an increase in Other capital of $207.7 million and a decrease in Cumulative other comprehensive loss of $97.5 million in twelve months. During the first six months of 2014, the Company purchased 3.33 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 6.33 million shares of its common stock since June 30, 2013 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2014 to purchase 8.83 million shares of its common stock. At a meeting held on February 19, 2014, the Board of Directors increased the quarterly cash dividend from $.50 per common share to $.55 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2014, will result in an annual dividend for 2014 of $2.20 per common share or a 30.3 percent payout of 2013 diluted net income per common share.
Cash Flow
Net operating cash improved $29.5 million in the first six months of 2014 to a cash source of $331.6 million from a cash source of $302.1 million in 2013 primarily due to an increase in net income of $33.4 million and a non-recurring payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, partially offset by increases in working capital from acquisitions. Net investing cash usage decreased $43.4 million in the first six months of 2014 to a usage of $84.0 million from a usage of $127.4 million in 2013 primarily due to decreased cash used in other investments and slightly lower capital expenditures. Net financing cash usage increased $428.9 million to a usage of $725.7 million in the first six months of 2014 from a usage of $296.8 million in 2013 primarily due to increases in treasury stock purchases of $433.0 million and net decreases in short-term borrowings of $14.5 million in the first six months of 2014 partially offset by increased proceeds from stock options exercised of $18.8 million. In the twelve month period from July 1, 2013 through June 30, 2014, the Company generated net operating cash of $1.113 billion, used $294.9 million in investing activities and used $1.282 billion in financing activities. In that same period, the Company invested $161.4 million in capital additions and improvements and $74.9 million in acquisitions, received net proceeds from total debt of $6.9 million, purchased $1.202 billion in treasury stock and paid $210.5 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first six months of 2014, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2014, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 61 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the second quarter and first six months:

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net Sales:
Paint Stores Group	$1,882,592	$1,606,509	17.2%	$3,242,595	$2,774,446	16.9%
Consumer Group	433,356	393,660	10.1%	758,655	702,240	8.0%
Global Finishes Group	544,597	513,524	6.1%	1,042,236	1,000,342	4.2%
Latin America Coatings Group	181,221	198,991	-8.9%	363,609	401,627	-9.5%
Administrative	1,229	1,205	2.0%	2,456	2,402	2.2%
Total	$3,042,995	$2,713,889	12.1%	$5,409,551	$4,881,057	10.8%

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Income Before Income Taxes:
Paint Stores Group	$375,857	$332,972	12.9%	$522,122	$462,685	12.8%
Consumer Group	92,488	79,042	17.0%	143,576	133,014	7.9%
Global Finishes Group	54,865	54,462	0.7%	101,342	88,393	14.6%
Latin America Coatings Group	5,660	856	561.2%	15,647	21,695	-27.9%
Administrative	(99,640)	(86,448)	-15.3%	(187,380)	(156,519)	-19.7%
Total	$429,230	$380,884	12.7%	$595,307	$549,268	8.4%
Consolidated net sales increased in the second quarter and increased in the first six months of 2014 due primarily to higher paint sales volume in our Paint Stores Group and acquisitions. Acquisitions increased consolidated net sales 4.6 percent in the quarter and 4.5 percent in the first six months, while unfavorable currency translation rate changes decreased consolidated net sales 0.9 percent in the quarter and 1.3 percent in the first six months.
Net sales of all consolidated foreign subsidiaries were up 8.5 percent to $576.7 million in the quarter and up 5.5 percent to $1.106 billion in the first six months versus $531.6 million and $1.048 billion in the same periods last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to acquisitions, which increased net sales 8.0 percent in the quarter, and selling price increases partially offset by a 4.1 percent negative impact of foreign currency translation rate changes. The increase in the first six months was due primarily to acquisitions, which increased net sales 6.7 percent in the first six months, and selling price increases partially offset by a 5.8 percent negative impact of foreign currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 13.0 percent to $2.466 billion in the quarter and up 12.3 percent to $4.304 billion in the first six months as compared to $2.182 billion and $3.833 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the second quarter and first six months due primarily to higher architectural paint sales volume and acquisitions. Acquisitions increased net sales 6.5 percent in the quarter and increased net sales 6.8 percent in the first six months. Net sales from stores open for more than twelve calendar months increased 9.8 percent in the quarter and increased 9.0 percent in the first six months compared to last year’s comparable periods. Total paint sales volume percentage increases were in the high single digits for the core business and exceeded 20.0 percent when including acquisitions for the quarter and first six months as compared to last year’s comparable periods. Sales of non-paint products increased by 13.2 percent over last year’s second quarter and increased by 13.7 percent over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the second quarter and first six months due primarily to the impact of acquisitions and the timing of seasonal shipments to some customers. Acquisitions increased net sales 5.0 percent in the quarter and increased net sales 4.5 percent in the first six months. Net sales in the Global Finishes Group stated in U.S. dollars increased in the second quarter and first six months due primarily to selling price increases partially offset by lower paint sales volume and unfavorable currency translation rate changes, which decreased net sales by 0.3 percent in the quarter and 0.9 percent in the first six months. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the second quarter and first six months, which can primarily be attributed to unfavorable currency translation rate changes and lower paint sales volume partially offset by selling price increases. Currency translation rate changes decreased net sales by 11.3 percent in the quarter and decreased net sales by 13.9 percent in the first six months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the second quarter and first six months.
Consolidated gross profit increased $176.1 million in the second quarter and increased $279.1 million in the first six months of 2014 compared to the same periods in 2013. As a percent of sales, consolidated gross profit increased to 46.3 percent in the quarter from 45.5 percent in the second quarter of 2013 and improved to 45.8 percent in the first six months of 2014 from 45.0 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume and selling price increases.
The Paint Stores Group’s gross profit was higher than last year by $142.0 million in the second quarter and was higher than last year by $246.8 million in the first six months due to higher paint sales volume. The Paint Stores Group’s gross profit margins were essentially flat in the quarter and first six months compared to the same periods last year as the impact of higher paint sales volume was offset by the impact of acquisitions. The Consumer Group’s gross profit increased by $22.0 million in the quarter and increased by $23.4 million in the first six months compared to the same periods last year primarily due to acquisitions and increased sales volume. The Consumer Group's gross profit margins increased as a percent of sales for the second quarter and first six months compared to the same periods last year primarily due to improved manufacturing volumes and operating efficiency. The Global Finishes Group’s gross profit increased $8.4 million in the second quarter and increased $14.0 million in the first six months compared to the same periods last year, when stated in U.S. dollars, primarily due to increased sales. The Global Finishes Group’s gross profit margins were down as a percent of sales in the quarter and essentially flat as a percent of sales in the first six months compared to the same periods last year due primarily to unfavorable currency impacts partially offset by selling price increases. The Latin America Coatings Group’s gross profit increased by $4.2 million in the second quarter and decreased by $2.7 million in the first six months from the same periods in the prior year, when stated in U.S. dollars, primarily due to the Brazilian government import duty tax assessment in 2013 of $11.8 million and selling price increases partially offset by lower volume sales, increasing raw material costs and unfavorable currency translation rate changes. The Latin America Coatings Group’s gross profit margins were up as a percent of sales for the second quarter and first six months as compared to the same periods last year for these same reasons. Excluding the Brazilian government import duty tax assessment in 2013, the Latin America Coatings Group’s gross profit margins were lower as a percent of sales. The Administrative segment’s gross profit decreased by $0.5 million in the second quarter and decreased by $2.3 million in the first six months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $132.1 million in the second quarter and increased $237.5 million in the first six months of 2014 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from acquisitions. As a percent of sales, consolidated SG&A increased to 31.8 percent in the quarter and increased to 34.3 percent in the first six months from 30.8 percent in the second quarter and 33.1 percent in the first six months of 2013 primarily due to timing of net new store openings in the quarter and acquisitions.
The Paint Stores Group’s SG&A increased $98.7 million in the second quarter and increased $187.5 million in the first six months due primarily to net new store openings and general comparable store expenses to support higher sales levels as well as the impact from acquisitions. The Consumer Group’s SG&A was up $8.5 million in the quarter and increased $12.9 million in the first six months compared to the same periods last year primarily due to acquisitions. The Global Finishes Group’s SG&A increased $12.3 million in the quarter and increased $10.7 million in the first six months due to increased sales, SG&A charges of $4.3 million in the quarter related to the exit of the business in Venezuela and the timing of spending partially offset by currency translation rate changes. The Latin America Coatings Group’s SG&A increased $0.2 million in the second quarter and increased $0.9 million in the first six months due to timing of spending partially offset by currency translation rate changes. The Administrative segment’s SG&A increased $12.4 million in the second quarter and increased $25.4 million in the first six months primarily due to acquisition due diligence and integration efforts and information systems costs.
Other general expense—net increased $0.3 million in the second quarter and decreased $4.2 million in the first six months. The decrease in the first six months was primarily due to decreased provisions for environmental expenses and decreased loss on disposal of assets both in the Administrative segment.
Other (income) expense—net improved $5.9 million in the second quarter and increased $2.6 million in the first six months primarily due to decreased foreign currency transaction losses in both the Global Finishes and Latin America Coatings Groups.
Consolidated income before income taxes increased $48.3 million, including a loss from acquisitions of $9.0 million, in the second quarter and increased $46.0 million in the first six months due to higher segment profits in Paint Stores, Consumer, and Global Finishes Groups partially offset by increased expenses in the Administrative segment. The Global Finishes Group's profits were reduced by charges in the quarter related to the exit of the business in Venezuela. The Latin America Coatings

Group segment profits were lower for both the second quarter and the first six months when excluding the Brazil tax assessments impact on 2013 results.
The effective income tax rate of 32.1 percent for the second quarter of 2014 was lower than the 32.5 percent effective income tax rate for the second quarter of 2013 due primarily to the timing of discrete items. The effective income tax rate of 31.6 percent for the first six months of 2014 was lower than the 32.0 percent effective income tax rate for the first six months of 2013 also due primarily to the timing of discrete items.
Net income for the quarter increased $34.2 million to $291.4 million from $257.3 million in the second quarter of 2013 and increased $33.4 million to $406.9 million from $373.5 million in the first six months of 2013. Diluted net income per common share increased 19.5 percent from $2.46 per share in the second quarter of 2013 to $2.94 per share, including a $.06 per share loss from acquisitions, in the second quarter of 2014. Diluted net income per common share increased 13.7 percent from $3.57 in the first six months of 2013 to $4.06 in the first six months of 2014, including an $.18 per share loss from acquisitions. The quarter and six months 2013 diluted net income per common share included charges of $.08 per share related to the Brazil tax assessments.
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

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$291,447	$257,287	$406,904	$373,472
Interest expense	16,374	15,069	32,768	30,380
Income taxes	137,783	123,597	188,403	175,796
Depreciation	42,105	39,409	83,513	78,301
Amortization	7,594	6,463	15,146	14,127
EBITDA	$495,303	$441,825	$726,734	$672,076

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	2,007,420	$201.98	2,007,420	8,842,580
Employee transactions (2)	496	204.38		NA

May 1 - May 31
Share repurchase program (1)				8,842,580

June 1 - June 30
Share repurchase program (1)	17,580	$207.06	17,580	8,825,000
Employee transactions (2)	618	203.74		NA
Total
Share repurchase program (1)	2,025,000	$202.02	2,025,000	8,825,000
Employee transactions (2)	1,114	204.02		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at June 30, 2014 to purchase 8,825,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the first six months ended ended June 30, 2014, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

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

THE SHERWIN-WILLIAMS COMPANY

July 24, 2014	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Vice President-Corporate Controller

July 24, 2014	By:	/s/ Catherine M. Kilbane
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