Form 10-Q
period 2014-09-30
SHERWIN WILLIAMS CO
filed 2014-10-29
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2014
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
Common Stock, $1.00 Par Value – 95,997,693 shares as of September 30, 2014.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5. Other Information	36
Item 6. Exhibits	37

SIGNATURES	38
INDEX TO EXHIBITS	39
EX-10(a)
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$3,150,570	$2,847,417	$8,560,121	$7,728,474
Cost of goods sold	1,679,615	1,551,459	4,613,612	4,236,086
Gross profit	1,470,955	1,295,958	3,946,509	3,492,388
Percent to net sales	46.7%	45.5%	46.1%	45.2%
Selling, general and administrative expenses	984,366	889,690	2,837,637	2,505,493
Percent to net sales	31.2%	31.2%	33.1%	32.4%
Other general expense - net	11,873	834	12,071	5,266
Interest expense	16,025	15,394	48,793	45,774
Interest and net investment income	(764)	(916)	(2,110)	(2,363)
Other (income) expense - net	(14,593)	3,494	(19,237)	1,488
Income before income taxes	474,048	387,462	1,069,355	936,730
Income taxes	147,808	124,496	336,211	300,292
Net income	$326,240	$262,966	$733,144	$636,438
Net income per common share:
Basic	$3.42	$2.60	$7.53	$6.24
Diluted	$3.35	$2.55	$7.39	$6.11
Average shares outstanding - basic	94,800,191	100,460,185	96,744,423	101,362,328
Average shares and equivalents outstanding - diluted	96,714,043	102,622,514	98,670,999	103,551,542
Comprehensive income	$269,970	$286,887	$682,402	$617,758

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$261,346	$744,889	$1,035,713
Accounts receivable, less allowance	1,408,967	1,097,751	1,348,607
Inventories:
Finished goods	866,908	779,057	818,557
Work in process and raw materials	179,734	191,758	199,061
	1,046,642	970,815	1,017,618
Deferred income taxes	101,815	104,496	128,306
Other current assets	260,965	240,766	240,471
Total current assets	3,079,735	3,158,717	3,770,715
Goodwill	1,167,047	1,178,687	1,175,621
Intangible assets	295,251	313,299	307,043
Deferred pension assets	304,207	302,446	252,229
Other assets	457,480	407,975	405,052
Property, plant and equipment:
Land	129,309	125,131	101,731
Buildings	703,351	715,096	698,675
Machinery and equipment	1,916,091	1,838,590	1,872,562
Construction in progress	48,360	62,563	44,301
	2,797,111	2,741,380	2,717,269
Less allowances for depreciation	1,783,826	1,719,997	1,706,341
	1,013,285	1,021,383	1,010,928
Total Assets	$6,317,005	$6,382,507	$6,921,588

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$55,621	$96,551	$295,276
Accounts payable	1,266,167	998,484	1,121,001
Compensation and taxes withheld	344,815	337,637	305,525
Accrued taxes	192,464	79,504	187,662
Current portion of long-term debt	502,278	502,948	2,386
Other accruals	507,037	513,433	494,423
Total current liabilities	2,868,382	2,528,557	2,406,273
Long-term debt	1,122,699	1,122,373	1,631,988
Postretirement benefits other than pensions	273,706	268,874	320,219
Other long-term liabilities	700,282	688,168	693,457
Shareholders’ equity:
Common stock—$1.00 par value:
95,997,693, 100,129,380 and 101,333,029 shares outstanding at
September 30, 2014, December 31, 2013 and September 30, 2013, respectively	114,211	112,902	112,604
Preferred stock—convertible, no par value:
40,406 and 54,946 shares outstanding at
December 31, 2013 and September 30, 2013, respectively		40,406	54,946
Unearned ESOP compensation		(40,406)	(54,946)
Other capital	2,019,493	1,847,801	1,798,797
Retained earnings	2,345,016	1,774,050	1,708,553
Treasury stock, at cost	(2,754,998)	(1,639,174)	(1,361,234)
Cumulative other comprehensive loss	(371,786)	(321,044)	(389,069)
Total shareholders' equity	1,351,936	1,774,535	1,869,651
Total Liabilities and Shareholders’ Equity	$6,317,005	$6,382,507	$6,921,588

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income	$733,144	$636,438
Adjustments to reconcile net income to net operating cash:
Depreciation	125,761	117,693
Amortization of intangible assets	22,611	21,473
Stock-based compensation expense	43,813	35,948
Provisions for qualified exit costs	10,229	848
Provisions for environmental-related matters	11,034	2,353
Defined benefit pension plans net cost	5,440	14,963
Net increase in postretirement liability	4,455	2,700
Other	1,214	4,302
Change in working capital accounts - net	(58,866)	(52,193)
Costs incurred for environmental-related matters	(7,018)	(9,736)
Costs incurred for qualified exit costs	(8,726)	(6,451)
Other	(1,781)	9,573
Net operating cash	881,310	777,911

INVESTING ACTIVITIES
Capital expenditures	(135,903)	(108,500)
Acquisitions of businesses, net of cash acquired		(92,780)
Proceeds from sale of assets	1,037	3,298
Increase in other investments	(30,677)	(55,872)
Net investing cash	(165,543)	(253,854)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(35,947)	228,241
Payments of long-term debt	(290)	(1,140)
Payments of cash dividends	(162,178)	(154,352)
Proceeds from stock options exercised	73,192	48,973
Income tax effect of stock-based compensation exercises and vesting	56,197	41,219
Treasury stock purchased	(1,094,070)	(492,022)
Other	(23,397)	(18,443)
Net financing cash	(1,186,493)	(347,524)

Effect of exchange rate changes on cash	(12,817)	(3,410)
Net (decrease) increase in cash and cash equivalents	(483,543)	173,123
Cash and cash equivalents at beginning of year	744,889	862,590
Cash and cash equivalents at end of period	$261,346	$1,035,713

Income taxes paid	$173,430	$161,416
Interest paid	44,055	39,639

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2014 and 2013
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
There have been no significant changes in critical accounting policies since December 31, 2013. Accounting estimates were revised as necessary during the first nine months of 2014 based on new information and changes in facts and circumstances. Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.
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
The consolidated results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2014 and 2013 were $.55 per common share and $.50 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the nine months ended September 30, 2014 and 2013:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2013	$(250,942)	$(70,611)	$509	$(321,044)
Other comprehensive (loss) income before reclassifications(1)	(52,206)	(570)	616	(52,160)
Amounts reclassified from other comprehensive income (loss)(2)		1,512	(94)	1,418
Net other comprehensive (loss) income	(52,206)	942	522	(50,742)
Balance at September 30, 2014	$(303,148)	$(69,669)	$1,031	$(371,786)

(1) Net of taxes of $244 for net actuarial losses and prior service costs recognized for employee benefit plans and $(387) for unrealized net gains on available-for-sale securities.
(2) Net of taxes of $(556) for net actuarial losses and prior service costs recognized for employee benefit plans and $59 for realized gains on the sale of available-for-sale securities.

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2012	$(204,195)	$(166,595)	$401	$(370,389)
Other comprehensive loss before reclassifications(3)	(27,935)	(855)	(276)	(29,066)
Amounts reclassified from other comprehensive income (loss)(4)		10,389	(3)	10,386
Net other comprehensive (loss) income	(27,935)	9,534	(279)	(18,680)
Balance at September 30, 2013	$(232,130)	$(157,061)	$122	$(389,069)

(3) Net of taxes of $534 for net actuarial losses and prior service costs recognized for employee benefit plans and $173 for unrealized net gains on available-for-sale securities.
(4) Net of taxes of $(6,005) for net actuarial losses and prior service costs recognized for employee benefit plans and $2 for realized gains on the sale of available-for-sale securities.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2014 and 2013, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2014	2013
Balance at January 1	$26,755	$22,710
Charges to expense	25,250	18,916
Settlements	(26,297)	(18,936)
Balance at September 30	$25,708	$22,690
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
In the nine months ended September 30, 2014, eight stores in the Paint Stores Group, five stores in the Latin America Coatings Group and four facilities in the Consumer Group were closed due to lower demand or redundancy. In addition, the Global Finishes Group exited its business in Venezuela.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2014:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2013	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at September 30, 2014
Consumer Group facilities shutdown in 2014:
Severance and related costs		$2,135	$(452)	$1,683
Global Finishes Group exit of business in 2014:
Severance and related costs		2,500	(2,396)	104
Other qualified exit costs		2,022	(920)	1,102
Paint Stores Group facility shutdown in 2013:
Severance and related costs	$977	1,976	(1,838)	1,115
Other qualified exit costs		1,499	(196)	1,303
Consumer Group facilities shutdown in 2013:
Severance and related costs	598	97	(471)	224
Global Finishes Group stores shutdown in 2013:
Severance and related costs	33		(3)	30
Other qualified exit costs	220		(58)	162
Latin America Coatings Group facilities shutdown in 2013:
Severance and related costs	123		(123)
Paint Stores Group stores shutdown in 2012:
Other qualified exit costs	244		(37)	207
Global Finishes Group facilities shutdown in 2012:
Severance and related costs	2,177		(1,863)	314
Other qualified exit costs	83			83
Other qualified exit costs for facilities shutdown prior to 2012	1,365		(369)	996
Totals	$5,820	$10,229	$(8,726)	$7,323
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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2014	2013	2014	2013	2014	2013
Three Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$5,636	$5,396	$1,547	$1,160	$609	$765
Interest cost	6,526	4,267	2,695	1,902	3,195	3,046
Expected return on assets	(12,666)	(10,342)	(2,739)	(1,783)
Amortization of:
Prior service cost (credit)	459	456			(126)	(82)
Actuarial loss		3,489	356	443		983
Net periodic benefit cost (credit)	$(45)	$3,266	$1,859	$1,722	$3,678	$4,712

Nine Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$16,910	$16,189	$4,642	$3,480	$1,826	$2,296
Interest cost	19,577	12,801	8,083	5,707	9,586	9,137
Expected return on assets	(37,997)	(31,026)	(8,219)	(5,347)
Amortization of:
Prior service cost (credit)	1,377	1,367			(377)	(246)
Actuarial loss		10,465	1,067	1,327		2,950
Net periodic benefit cost (credit)	$(133)	$9,796	$5,573	$5,167	$11,035	$14,137
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2014, the unaccrued maximum of the estimated range of possible outcomes is $87.2 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2014 and 2013 were accruals for extended environmental-related activities of $92.8 million and $94.8 million, respectively. Estimated costs of current investigation and remediation activities of $15.4 million and $17.1 million are included in Other accruals at September 30, 2014 and 2013, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2014. At September 30, 2014, $64.6 million, or 59.7 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $87.2 million at September 30, 2014, $55.3 million, or 63.5 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On April 8, 2014, defendants filed a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal. On August 21, 2014, the Wisconsin Court of Appeal granted defendants' petition.
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

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On August 7, 2014, the case was removed by Avisep and Bevisep to the United States District Court for the Southern District of New York. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. The Company believes that the claims are without merit and intends to vigorously defend against such claims.

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provisions for environmental matters - net	$11,209	$584	$11,034	$2,353
Loss on disposition of assets	664	495	1,037	2,818
Adjustments to prior provisions for qualified exit costs		(245)		95
Total	$11,873	$834	$12,071	$5,266
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
Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend and royalty income	$(1,287)	$(1,128)	$(3,533)	$(4,765)
Net expense from financing activities	2,706	2,508	8,175	7,251
Foreign currency transaction related (gains) losses	(481)	2,594	547	8,538
Other income	(18,657)	(3,981)	(31,936)	(18,400)
Other expense	3,126	3,501	7,510	8,864
Total	$(14,593)	$3,494	$(19,237)	$1,488

The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency transaction related (gains) losses represent net realized (gains) losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized (gains) losses from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at September 30, 2014 and 2013.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. Other income for the three and nine months ended September 30, 2014 included a $6,336 gain on the early termination of a customer agreement recorded in the Global Finishes Group and a $6,198 realized gain resulting from final asset valuations related to the acquisition of the U.S./Canada business of Comex recorded in the Administrative segment. There were no other items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 31.2 percent and 31.4 percent for the third quarter and first nine months of 2014, respectively, compared to 32.1 percent for the third quarter and first nine months of 2013. The major components of the Company's effective tax rate were consistent for the third quarter and first nine months of 2014 compared to 2013.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2013 during the first nine months of 2014.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS commenced an examination of the Company's U.S. income tax returns for the 2010, 2011 and 2012 tax years in the fourth quarter of 2013. Fieldwork is expected to be completed during 2014.
As of September 30, 2014, the Company is subject to non-U.S. income tax examinations for the tax years of 2007 through 2013. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2013.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic
Average common shares outstanding	94,800,191	100,460,185	96,744,423	101,362,328

Net income	$326,240	$262,966	$733,144	$636,438
Less net income allocated to unvested restricted shares	(1,992)	(1,700)	(4,237)	(3,978)
Net income allocated to common shares	$324,248	$261,266	$728,907	$632,460
Basic net income per common share	$3.42	$2.60	$7.53	$6.24

Diluted
Average common shares outstanding	94,800,191	100,460,185	96,744,423	101,362,328
Stock options and other contingently issuable shares (1)	1,913,852	2,162,329	1,926,576	2,189,214
Average common shares outstanding assuming dilution	96,714,043	102,622,514	98,670,999	103,551,542

Net income	$326,240	$262,966	$733,144	$636,438
Less net income allocated to unvested restricted shares
assuming dilution	(1,955)	(1,667)	(4,160)	(3,902)
Net income allocated to common shares assuming
dilution	$324,285	$261,299	$728,984	$632,536
Diluted net income per common share	$3.35	$2.55	$7.39	$6.11

(1)
There were no options excluded due to their anti-dilutive effect for the three months ended September 30, 2014. Stock options and other contingently issuable shares excluded 15,885 shares for the nine months ended September 30, 2014. There were 16,609 options excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2013.

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

(Thousands of dollars)	Three Months Ended September 30, 2014
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,027,485	$385,238		$536,261	$200,367	$1,219	$3,150,570
Intersegment transfers		802,249		2,097	10,297	(814,643)
Total net sales and intersegment transfers	$2,027,485	$1,187,487		$538,358	$210,664	$(813,424)	$3,150,570

Segment profit	$431,840	$78,956	(1)	$60,751	$11,792		$583,339
Interest expense						$(16,025)	(16,025)
Administrative expenses and other						(93,266)	(93,266)
Income before income taxes	$431,840	$78,956		$60,751	$11,792	$(109,291)	$474,048

	Three Months Ended September 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,763,404	$366,845		$507,284	$208,645	$1,239	$2,847,417
Intersegment transfers		689,319		2,437	9,170	(700,926)
Total net sales and intersegment transfers	$1,763,404	$1,056,164		$509,721	$217,815	$(699,687)	$2,847,417

Segment profit	$359,352	$73,065	(1)	$44,536	$(983)		$475,970
Interest expense						$(15,394)	(15,394)
Administrative expenses and other						(73,114)	(73,114)
Income before income taxes	$359,352	$73,065		$44,536	$(983)	$(88,508)	$387,462
(1) Segment profit includes $9,064 and $8,340 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the third quarter of 2014 and 2013, respectively.

	Nine Months Ended September 30, 2014
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,270,080	$1,143,893		$1,578,497	$563,975	$3,676	$8,560,121
Intersegment transfers		2,114,891		5,712	30,346	(2,150,949)
Total net sales and intersegment transfers	$5,270,080	$3,258,784		$1,584,209	$594,321	$(2,147,273)	$8,560,121

Segment profit	$953,962	$222,532	(2)	$162,093	$27,439		$1,366,026
Interest expense						$(48,793)	(48,793)
Administrative expenses and other						(247,878)	(247,878)
Income before income taxes	$953,962	$222,532		$162,093	$27,439	$(296,671)	$1,069,355

	Nine Months Ended September 30, 2013
	Paint Stores Group	Consumer Group		Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,537,849	$1,069,085		$1,507,626	$610,271	$3,643	$7,728,474
Intersegment transfers		1,855,226		7,469	29,081	(1,891,776)
Total net sales and intersegment transfers	$4,537,849	$2,924,311		$1,515,095	$639,352	$(1,888,133)	$7,728,474

Segment profit	$822,037	$206,079	(2)	$132,929	$20,712		$1,181,757
Interest expense						$(45,774)	(45,774)
Administrative expenses and other						(199,253)	(199,253)
Income before income taxes	$822,037	$206,079		$132,929	$20,712	$(245,027)	$936,730
(2) Segment profit includes $24,389 and $22,618 of mark-up on intersegment transfers realized as a result of external sales by the Paint Stores Group during the first nine months of 2014 and 2013, respectively.
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $571.9 million and $33.3 million, respectively, for the third quarter of 2014, and $523.7 million and $18.2 million, respectively, for the third quarter of 2013. Net external sales and segment profit of these subsidiaries were $1.678 billion and $88.0 million, respectively, for the first nine months of 2014, and $1.572 billion and $50.2 million, respectively, for the first nine months of 2013. Long-lived assets of these subsidiaries totaled $577.7 million and $674.5 million at September 30, 2014 and September 30, 2013, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.

NOTE 14—ACQUISITIONS
On September 16, 2013, the Company entered into a definitive Stock Purchase Agreement and completed the acquisition of the U.S./Canada business of Consorcio Comex, S.A. de C.V. (Comex). The U.S./Canada business of Comex focuses on the manufacture and sale of paint and paint related products through retail service centers under various proprietary brands. The acquisition strengthens the ability of the Paint Stores Group and Consumer Group to serve customers in key geographic markets. The Company engaged an independent valuation firm to value the assets of the acquired business, and the appropriate adjustments have been recorded. The acquisition resulted in the recognition of intangible assets of $4,696. Final asset valuation adjustments resulted in a realized gain of $6,198 which was included in Other (income) expense for the three and nine months ended September 30, 2014. The acquisition of the U.S./Canada business of Comex has been accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition.
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

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$3,150,571	$2,959,162	$8,560,121	$8,083,123
Net income	326,240	257,149	733,144	609,651
Net income per common share:
Basic	$3.42	$2.53	$7.53	$5.96
Diluted	$3.35	$2.47	$7.39	$5.83
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$23,726	$900	$22,826
Liabilities:
Deferred compensation plan liability (2)	$31,263	$31,263

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $22,848.

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

(Thousands of dollars)	September 30, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,620,856	$1,651,232	$1,630,269	$1,631,266
Non-traded debt	4,121	3,914	4,105	3,903
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized over the period that the tax credits are recognized. The carrying amount of the investments, included in Other assets, was $272.3 million and $262.4 million at September 30, 2014 and 2013, respectively. The liability for estimated future capital contributions to the investments was $231.9 million and $223.0 million at September 30, 2014 and 2013, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2014 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital decreased $1,153.1 million at September 30, 2014 compared to the end of the third quarter of 2013 due to a significant increase in current liabilities and a significant decrease in current assets. Current portion of long-term debt increased $499.9 million resulting from the 3.125% Senior Notes becoming due in 2014 while cash and cash equivalents decreased $774.4 million resulting primarily from treasury stock purchases. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $103.4 million in the first nine months of 2014 to a cash source of $881.3 million from a cash source of $777.9 million in 2013 primarily due to improved operating results in the core business partially offset by the impact of operating loss from acquisitions.
Consolidated net sales increased 10.6 percent in the third quarter of 2014 to $3.151 billion from $2.847 billion in the third quarter of 2013 and increased 10.8 percent in the first nine months of 2014 to $8.560 billion from $7.728 billion in the first nine months of 2013 due primarily to higher paint sales volume in our Paint Stores Group and acquisitions. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter to 46.7 percent from 45.5 percent in 2013 and increased to 46.1 percent from 45.2 percent in the first nine months due primarily to increased paint volume, improved operating efficiency and selling price increases. Selling, general and administrative expenses (SG&A) was flat as a percent of consolidated net sales at 31.2 percent compared to the third quarter of 2013 and increased to 33.1 percent from 32.4 percent in the first nine months primarily due to timing of net new store openings and acquisitions. Interest expense increased $0.6 million in the third quarter and increased $3.0 million in the first nine months of 2014. The effective income tax rate for the third quarter of 2014 was 31.2 percent compared to 32.1 percent in 2013 and the rate for the first nine months of 2014 was 31.4 percent compared to 32.1 percent in 2013. Diluted net income per common share increased to $3.35 per share for the third quarter of 2014 from $2.55 per share a year ago and increased to $7.39 per share from $6.11 per share in the first nine months. Charges in the third quarter and first nine months of 2013 resulting from government tax assessments related to our Brazilian operations of $.13 and $.21 per share, respectively, adversely impacted diluted net income per common share for those time periods.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2014 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital decreased $1,153.1 million at September 30, 2014 compared to the end of the third quarter of 2013 due to a significant increase in current liabilities and a significant decrease in current assets. Cash and cash equivalents decreased $774.4 million, primarily due to treasury stock purchases, partially offset by an increase in accounts receivable of $60.4 million and an increase in inventories of $29.0 million. Accounts payable increased $145.2 million, current portion of long-term debt increased $499.9 million resulting from the 3.125% Senior Notes becoming due in 2014, and all other current liabilities increased $56.7 million while short-term borrowings decreased $239.7 million from September 30, 2013. Net working capital decreases were partially offset by net increases from acquisitions. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first nine months of 2014, accounts receivable increased $311.2 million when normal seasonal trends typically require significant growth in this category and inventories increased $75.8 million. Accounts payable increased $267.7 million, primarily due to the seasonal increase in need for working capital, and all other current liabilities increased $113.1 million, primarily due to timing of accrued taxes, while short-term borrowings decreased $40.9 million. The Company’s current ratio was 1.07 at September 30, 2014 compared to 1.57 at September 30, 2013 and 1.25 at December 31, 2013. Total debt at September 30, 2014 decreased $249.1 million to $1.681 billion from $1.930 billion at September 30, 2013 and increased as a percentage of total capitalization to 55.4 percent from 50.8 percent at the end of the third quarter last year. Total debt decreased $41.3 million from December 31, 2013 and increased as a percentage of total capitalization from 49.2 percent to 55.4 percent. At September 30, 2014, the Company had remaining borrowing ability of $2.276 billion. Net operating cash improved $103.4 million in the first nine months of 2014 to a cash source of $881.3 million from a cash source of $777.9 million in 2013. In the twelve month period from October 1, 2013 through September 30, 2014, the Company generated net operating cash of $1.187 billion, used $250.0 million in investing activities, and used $1.692 billion in financing activities. In that same period, the Company invested $194.1 million in capital additions and improvements, made payments on total debt of $242.2 million, purchased $1.371 billion in treasury stock and paid $212.8 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $483.5 million during the first nine months of 2014. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $135.9 million, payments of cash dividends of $162.2 million, and treasury stock purchases of $1,094.1 million. At September 30, 2014, the Company’s current ratio was 1.07 compared to 1.25 at December 31, 2013 and 1.57 a year ago. The decrease resulted from the increase in current portion of long-term debt and the decrease in cash and cash equivalents.
Goodwill and intangible assets decreased $29.7 million from December 31, 2013 and decreased $20.4 million from September 30, 2013. The net decrease during the first nine months of 2014 was due primarily to amortization of $22.6 million and foreign currency translation of $14.8 million partially offset by capitalization of software of $9.6 million. The net decrease over the twelve month period from September 30, 2013 resulted from amortization of $30.2 million and foreign currency translation of $23.1 million partially offset by capitalization of software of $17.4 million and acquisitions of $15.6 million. See Note 4, on pages 52 to 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $1.8 million during the first nine months of 2014 and increased $52.0 million from September 30, 2013. The increase in the last twelve months was due primarily to increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 56 through 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2014 increased $49.5 million in the first nine months of 2014 and increased $52.4 million from a year ago. Both increases were due primarily to increases in various other investments along with increased investments in affordable housing and historic renovation real estate properties.

Net property, plant and equipment decreased $8.1 million in the first nine months of 2014 and increased $2.4 million in the twelve months since September 30, 2013. The decrease in the first nine months was primarily due to depreciation expense of $125.8 million, sale or disposition of fixed assets of $2.9 million and changes in currency translation rates of $15.2 million partially offset by capital expenditures of $135.9 million. Since September 30, 2013, capital expenditures of $194.1 million were partially offset by depreciation expense of $166.8 million, changes in currency translation rates of $15.1 million and dispositions or sale of assets with remaining net book value of $5.1 million. Capital expenditures during the first nine months of 2014 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and replacement or upgraded aviation equipment and information systems hardware in the Administrative Segment.
There were no borrowings under the Company's domestic commercial paper program outstanding nor certain other short-term revolving and letter of credit agreements at September 30, 2014. Short-term borrowings outstanding under various foreign programs at September 30, 2014 were $55.6 million with a weighted average interest rate of 6.7 percent. The Company had unused capacity of $1.050 billion at September 30, 2014 under the commercial paper program that is backed by the Company’s revolving credit agreement. There were no significant changes in long-term debt during the third quarter of 2014. See Note 7, on pages 61 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2013 and decreased $46.5 million from September 30, 2013. The decrease in the liability was due to the decrease in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions and favorable claims experience. See Note 6, on pages 56 to 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2014 increased $12.1 million in the first nine months of 2014, primarily due to an increase in long-term commitments related to affordable housing and historic renovation real estate properties, and increased $6.8 million from a year ago, primarily due to an increase in non-current deferred tax liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2014. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2014.
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
The Company accrues for estimated costs of investigation and remediation activities at its currently and formerly owned sites and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. The Company accrues a specific estimated amount when such an amount and a time frame in which the costs will be incurred can be reasonably determined. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued by the Company in accordance with applicable accounting rules and interpretations. The Company continuously assesses its potential liability for investigation and remediation activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. At September 30,

2014 and 2013, the Company had accruals for environmental-related activities of $108.2 million and $111.9 million, respectively.
Due to the uncertainties of the scope and magnitude of contamination and the degree of investigation and remediation activities that may be necessary at certain currently or formerly owned sites and third party sites, it is reasonably likely that further extensive investigations may be required and that extensive remedial actions may be necessary not only on such sites but on adjacent properties. Depending on the extent of the additional investigations and remedial actions necessary, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. If the Company’s future loss contingency is ultimately determined to be at the maximum of the range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s aggregate accruals for environmental-related activities would be $87.2 million higher than the accruals at September 30, 2014.
Two of the Company’s currently and formerly owned sites accounted for the majority of the accruals for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2014. At September 30, 2014, $64.6 million, or 59.7 percent, related directly to these two sites. Of the aggregate unaccrued exposure at September 30, 2014, $55.3 million, or 63.5 percent, related to the two sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and/or monitoring will likely be required at each site. A comprehensive description of the two currently and formerly owned sites that account for the majority of the accruals for environmental-related activities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the investigative or remedial status of the two sites since December 31, 2013.
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
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $40.9 million to $55.6 million at September 30, 2014 from $96.6 million at December 31, 2013. Total long-term debt was $1.625 billion at September 30, 2014 and December 31, 2013 and decreased $9.4 million from $1.634 billion at September 30, 2013. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter of 2014 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2014 are disclosed in Note 5.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff's right to due process of law under the Wisconsin Constitution. On April 8, 2014, defendants filed a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal. On August 21, 2014, the Wisconsin Court of Appeal granted defendants' petition.
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

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On August 7, 2014, the case was removed by Avisep and Bevisep to the United States District Court for the Southern District of New York. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. The Company believes that the claims are without merit and intends to vigorously defend against such claims.

Titanium dioxide suppliers antitrust class action lawsuit. The Company is a member of the plaintiff class related to Titanium Dioxide Antitrust Litigation that was initiated in 2010 against certain suppliers alleging various theories of relief arising from purchases of titanium dioxide made from 2003 through 2012. The Court approved a settlement less attorney fees and expense, and the Company timely submitted claims to recover its pro-rata portion of the settlement. There was no specified deadline for the claims administrator to complete the review of all claims submitted. In October 2014, the Company was notified that it would receive a disbursement of settlement funds, and the Company received a pro-rata disbursement net of all fees of approximately $21.0 million. The Company will record this settlement gain in the fourth quarter of 2014.

Shareholders’ Equity
Shareholders’ equity decreased $422.6 million to $1.352 billion at September 30, 2014 from $1.775 billion at December 31, 2013 and decreased $517.7 million from $1.870 billion at September 30, 2013. The decrease in Shareholders’ equity for the first nine months of 2014 resulted primarily from purchases of treasury stock of $1.116 billion, cash dividends paid on common stock of $162.2 million, and an increase in Cumulative other comprehensive loss of $50.7 million partially offset by net income of $733.1 million and an increase in Other capital of $171.7 million, resulting primarily from stock option exercises. Since September 30, 2013, purchases of treasury stock for $1.371 billion and cash dividends paid on common stock of $212.8 million more than offset increases from net income of $849.3 million, an increase in Other capital of $220.7 million and a decrease in Cumulative other comprehensive loss of $17.3 million in twelve months. During the first nine months of 2014, the Company purchased 5.33 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 6.83 million shares of its common stock since September 30, 2013 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2014 to purchase 6.83 million shares of its common stock. At a meeting held on February 19, 2014, the Board of Directors increased the quarterly cash dividend from $.50 per common share to $.55 per common share. This quarterly dividend will result in an annual dividend for 2014 of $2.20 per common share or a 30.3 percent payout of 2013 diluted net income per common share.
Cash Flow
Net operating cash improved $103.4 million in the first nine months of 2014 to a cash source of $881.3 million from a cash source of $777.9 million in 2013 primarily due to an increase in net income of $96.7 million and a non-recurring payment to the ESOP for the 2012 DOL settlement of $80.0 million in the first quarter of 2013, partially offset by increases in working capital from acquisitions. Net investing cash usage decreased $88.3 million in the first nine months of 2014 to a usage of $165.5 million from a usage of $253.9 million in 2013 primarily due to decreased cash used for acquisitions and other investments partially offset by higher capital expenditures. Net financing cash usage increased $839.0 million to a usage of $1.186 billion in the first nine months of 2014 from a usage of $347.5 million in 2013 primarily due to increases in treasury stock purchases of $602.0 million and net decreases in short-term borrowings of $264.2 million in the first nine months of 2014 partially offset by increased proceeds from stock options exercised of $24.2 million. In the twelve month period from October 1, 2013 through September 30, 2014, the Company generated net operating cash of $1.187 billion, used $250.0 million in investing activities and used $1.692 billion in financing activities. In that same period, the Company invested $194.1 million in capital additions and improvements, made payments on total debt of $242.2 million, purchased $1.371 billion in treasury stock and paid $212.8 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first nine months of 2014, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2014, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 61 to 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the third quarter and first nine months:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net Sales:
Paint Stores Group	$2,027,485	$1,763,404	15.0%	$5,270,080	$4,537,849	16.1%
Consumer Group	385,238	366,845	5.0%	1,143,893	1,069,085	7.0%
Global Finishes Group	536,261	507,284	5.7%	1,578,497	1,507,626	4.7%
Latin America Coatings Group	200,367	208,645	-4.0%	563,975	610,271	-7.6%
Administrative	1,219	1,239	-1.6%	3,676	3,643	0.9%
Total	$3,150,570	$2,847,417	10.6%	$8,560,121	$7,728,474	10.8%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Income Before Income Taxes:
Paint Stores Group	$431,840	$359,352	20.2%	$953,962	$822,037	16.0%
Consumer Group	78,956	73,065	8.1%	222,532	206,079	8.0%
Global Finishes Group	60,751	44,536	36.4%	162,093	132,929	21.9%
Latin America Coatings Group	11,792	(983)	1,299.6%	27,439	20,712	32.5%
Administrative	(109,291)	(88,508)	-23.5%	(296,671)	(245,027)	-21.1%
Total	$474,048	$387,462	22.3%	$1,069,355	$936,730	14.2%
Consolidated net sales increased in the third quarter and increased in the first nine months of 2014 due primarily to higher paint sales volume in our Paint Stores Group and acquisitions. Acquisitions increased consolidated net sales 3.3 percent in the quarter and 4.1 percent in the first nine months, while unfavorable currency translation rate changes decreased consolidated net sales 0.7 percent in the quarter and 1.1 percent in the first nine months.
Net sales of all consolidated foreign subsidiaries were up 9.2 percent to $571.9 million in the quarter and up 6.7 percent to $1.678 billion in the first nine months versus $523.7 million and $1.572 billion in the same periods last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to acquisitions, which increased net sales 7.6 percent in the quarter, and selling price increases partially offset by a 3.3 percent negative impact of foreign translation rate changes. The increase in the first nine months was due primarily to acquisitions, which increased net sales 7.0 percent in the first nine months, and selling price increases partially offset by a 5.0 percent negative impact of foreign currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 11.0 percent to $2.579 billion in the quarter and up 11.8 percent to $6.882 billion in the first nine months as compared to $2.324 billion and $6.156 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the third quarter and first nine months due primarily to higher architectural paint sales volume and acquisitions. Acquisitions increased net sales 4.6 percent in the quarter and increased net sales 5.9 percent in the first nine months. Net sales from stores open for more than twelve calendar months increased 9.6 percent in the quarter and increased 9.2 percent in the first nine months compared to last year’s comparable periods. Total paint sales volume percentage increases were in the high single digits for the core business and exceed 18.0 percent when including acquisitions for the quarter and first nine months as compared to last year’s comparable periods. Sales of non-paint products increased by 14.1 percent over last year’s third quarter and increased by 13.9 percent over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the third quarter and first nine months due primarily to the impact of acquisitions. Acquisitions increased net sales 3.9 percent in the quarter and increased net sales 4.3 percent in the first nine months. Net sales in the Global Finishes Group stated in U.S. dollars increased in the third quarter and first nine months due primarily to selling price increases and increased paint sales volume in the quarter partially offset by unfavorable currency translation rate changes, which decreased net sales by 0.4 percent in the quarter and 0.7 percent in the first nine months. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the third quarter and first nine months, which can primarily be attributed to unfavorable currency translation rate changes and lower paint sales volume partially offset by selling price increases. Currency translation rate changes decreased net sales by 7.8 percent in the quarter and decreased net sales by 11.8 percent in the first nine months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the third quarter and first nine months.
Consolidated gross profit increased $175.0 million in the third quarter and increased $454.1 million in the first nine months of 2014 compared to the same periods in 2013. As a percent of sales, consolidated gross profit increased to 46.7 percent in the quarter from 45.5 percent in the third quarter of 2013 and improved to 46.1 percent in the first nine months of 2014 from 45.2 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume and selling price increases. Acquisitions also contributed to increased gross profit dollars but decreased gross profit percent along with unfavorable currency translation rates for the third quarter and first nine months.
The Paint Stores Group’s gross profit was higher than last year by $137.8 million in the third quarter and was higher than last year by $384.6 million in the first nine months due to higher paint sales volume. The Paint Stores Group’s gross profit margins were essentially flat in the quarter and first nine months compared to the same periods last year as the impact of higher paint sales volume was offset by the impact of acquisitions. The Consumer Group’s gross profit increased by $14.6 million in the quarter and increased by $38.0 million in the first nine months compared to the same periods last year primarily due to acquisitions and increased sales volume. The Consumer Group's gross profit margins increased as a percent of sales for the third quarter and first nine months compared to the same periods last year primarily due to improved manufacturing volumes and operating efficiency. The Global Finishes Group’s gross profit increased $14.5 million in the third quarter and increased $28.4 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, primarily due to increased sales. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and the first nine months compared to the same periods last year due primarily to selling price increases and higher paint sales volume partially offset by unfavorable currency impacts. The Latin America Coatings Group’s gross profit increased by $9.6 million in the third quarter and increased by $6.9 million in the first nine months from the same periods in the prior year, when stated in U.S. dollars, primarily due to the Brazilian government import duty tax assessments in recorded in 2013 and selling price increases partially offset by lower volume sales, increasing raw material costs and unfavorable currency translation rate changes. Brazilian government import duty tax assessments of $16.9 million and $28.7 million were recorded to cost of goods sold in the quarter and nine months of 2013, respectively. The Latin America Coatings Group’s gross profit margins were up as a percent of sales for the third quarter and first nine months as compared to the same periods last year for these same reasons. Excluding the Brazilian government import duty tax assessment in 2013, the Latin America Coatings Group’s gross profit margins were lower as a percent of sales. The Administrative segment’s gross profit decreased by $1.5 million in the third quarter and decreased by $3.8 million in the first nine months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $94.7 million in the third quarter and increased $332.1 million in the first nine months of 2014 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from acquisitions. As a percent of sales, consolidated SG&A was flat at 31.2 percent in the quarter versus 2013 and increased to 33.1 percent in the first nine months from 32.4 percent in the first nine months of 2013 primarily due to timing of net new store openings in the quarter and acquisitions.
The Paint Stores Group’s SG&A increased $66.4 million in the third quarter and increased $254.0 million in the first nine months due primarily to net new store openings and general comparable store expenses to support higher sales levels as well as the impact from acquisitions. The Consumer Group’s SG&A was up $8.2 million in the quarter and increased $21.1 million in the first nine months compared to the same periods last year primarily due to acquisitions. The Global Finishes Group’s SG&A increased $6.7 million in the quarter and increased $17.4 million in the first nine months due to increased sales, SG&A charges of $4.3 million related to the exit of the business in Venezuela in the second quarter of 2014 and the timing of spending partially offset by currency translation rate changes. The Latin America Coatings Group’s SG&A decreased $2.6 million in the third quarter and decreased $1.7 million in the first nine months due to currency translation rate changes and Brazilian government tax assessments of $2.9 million recorded in the third quarter of 2013 partially offset by timing of spending. The Administrative segment’s SG&A increased $15.9 million in the third quarter and increased $41.3 million in the first nine months primarily due to acquisition integration efforts, information systems costs, and incentive compensation, including stock-based compensation expense.
Other general expense—net increased $11.0 million in the third quarter and increased $6.8 million in the first nine months primarily due to increased provisions for environmental expenses in the Administrative segment.
Other (income) expense—net improved $18.1 million in the third quarter and increased $20.7 million in the first nine months primarily due to a $6.3 million gain on the early termination of a customer agreement recorded in the Global Finishes Group and a $6.2 million realized gain resulting from final asset valuations related to the acquisition of the U.S./Canada business of Comex recorded in the Administrative segment, both in the third quarter of 2014. Decreased foreign currency transaction losses in both the Global Finishes and Latin America Coatings Groups also contributed to the favorable comparisons to the prior periods.
Consolidated income before income taxes increased $86.6 million in the third quarter and increased $132.6 million in the first nine months due to higher segment profits in Paint Stores, Consumer, and Global Finishes Groups partially offset by increased expenses in the Administrative segment. The Global Finishes Group's profits were reduced by charges recorded in the second quarter of 2014 related to the exit of the business in Venezuela. The Latin America Coatings Group segment profits were lower for both the third quarter and the first nine months when excluding the Brazil tax assessments impact on 2013 results.
The effective income tax rate of 31.2 percent for the third quarter of 2014 was lower than the 32.1 percent effective income tax rate for the third quarter of 2013 due primarily to the timing of discrete items. The effective income tax rate of 31.4 percent for the first nine months of 2014 was lower than the 32.1 percent effective income tax rate for the first nine months of 2013 also due primarily to the timing of discrete items.
Net income for the quarter increased $63.3 million to $326.2 million from $263.0 million in the third quarter of 2013 and increased $96.7 million to $733.1 million from $636.4 million in the first nine months of 2013. Diluted net income per common share increased 31.4 percent from $2.55 per share in the third quarter of 2013 to $3.35 per share, including a $.01 per share loss from acquisitions, in the third quarter of 2014. Diluted net income per common share increased 20.9 percent from $6.11 in the first nine months of 2013 to $7.39 in the first nine months of 2014, including an $.18 per share loss from acquisitions. The quarter and nine months 2013 diluted net income per common share included charges of $.13 and $.21 per share, respectively, related to the Brazil tax assessments.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$326,240	$262,966	$733,144	$636,438
Interest expense	16,025	15,394	48,793	45,774
Income taxes	147,808	124,496	336,211	300,292
Depreciation	42,248	39,392	125,761	117,693
Amortization	7,465	7,346	22,611	21,473
EBITDA	$539,786	$449,594	$1,266,520	$1,121,670

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	2,000,000	$214.29	2,000,000	6,825,000
Employee transactions (2)				NA

August 1 - August 31
Share repurchase program (1)				6,825,000

September 1 - September 30
Share repurchase program (1)				6,825,000
Employee transactions (2)				NA
Total
Share repurchase program (1)	2,000,000	$214.29	2,000,000	6,825,000
Employee transactions (2)				NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at September 30, 2014 to purchase 6,825,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the nine months ended ended September 30, 2014, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

10(a)
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the Forms Filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010 (filed herewith).

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

THE SHERWIN-WILLIAMS COMPANY

October 29, 2014	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President-Corporate Controller

October 29, 2014	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description

10(a)
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the Forms Filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010 (filed herewith).

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