Form 10-K
period 2014-12-31
SHERWIN WILLIAMS CO
filed 2015-02-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
At January 31, 2015, 94,894,689 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2014 was $20,077,799,869 (computed by reference to the price at which the common stock was last sold on such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2014 (“2014 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.
Portions of our Proxy Statement for the 2015 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2014 are incorporated by reference into Part III of this report.

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
Basis of Reportable Segments
We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have four reportable operating segments: Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”). Factors considered in determining our Reportable Segments include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to our Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see pages 6 through 15 of our 2014 Annual Report, which is incorporated herein by reference.
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 44 through 47 of our 2014 Annual Report, which is incorporated herein by reference.
Paint Stores Group
The Paint Stores Group consisted of 4,003 company-operated specialty paint stores in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba and St. Lucia at December 31, 2014. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, protective and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer Group. In addition, each store sells selected purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2014, this segment opened 95 net new stores, consisting of 109 new stores opened (95 in the United States, 9 in Canada, 2 in Puerto Rico, 1 in Trinidad and Tobago, 1 in Jamaica and 1 in St. Lucia) and 14 stores closed (11 in the United States and 3 in Canada). During 2013, this segment acquired 306 stores and opened 82 net new stores. During 2012, this segment opened 70 net new stores. A map on the cover flap of our 2014 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic locations. The CODM uses discrete financial information about the Paint Stores Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to the Paint Stores Group as a whole. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Consumer Group
The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 66 percent of the total sales of the Consumer Group in 2014 were intersegment transfers of products primarily sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products are performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures. The CODM uses discrete financial information about the Consumer Group, supplemented with information by product types and customer, to assess performance of and allocate resources to the Consumer Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Global Finishes Group
The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of protective and marine products, automotive finishes and refinish products, OEM product finishes and related products in North and South America, Europe and Asia. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s 300 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2014, this segment opened 1 new branch in the United States and closed 1 branch in the United States resulting in no net change. At December 31, 2014, the Global Finishes Group consisted of operations in the United States, subsidiaries in 34 foreign countries and income from licensing agreements in 16 foreign countries. The CODM uses discrete financial information about the Global Finishes Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Global Finishes Group as a whole. In accordance with ASC 280-10-50-9, the Global Finishes Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2014 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.
Latin America Coatings Group
The Latin America Coatings Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, protective and marine products, OEM product finishes and related products in North and South America. This segment meets the demands of its customers for consistent regional product development, manufacturing and distribution presence and approach to doing business. Sherwin-Williams® and other controlled brand products are distributed through this segment’s 276 company-operated stores and by a direct sales staff and outside sales representatives to retailers, dealers, licensees and other third party distributors. During 2014, this segment opened 3 new stores in South America and closed 9 (7 in South America and 2 in Mexico) for a net decrease of 6 stores. At December 31, 2014, the Latin America Coatings Group consisted of operations from subsidiaries in 9 foreign countries, 4 foreign joint ventures and income from licensing agreements in 7 foreign countries. The CODM uses discrete financial information about the Latin America Coatings Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Latin America Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Latin America Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2014 Annual Report, which is incorporated herein by reference, shows the number of stores and their geographic locations.
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
Segment Financial Information
For financial information regarding our Reportable Segments, including net external sales, segment profit, identifiable assets and other information by Reportable Segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 71 through 73 of our 2014 Annual Report, which is incorporated herein by reference.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 72 of our 2014 Annual Report, which is incorporated herein by reference.
Additional information regarding risks attendant to foreign operations is set forth on page 30 of our 2014 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.
Business Developments
For additional information regarding our business and business developments, see pages 6 through 15 of our 2014 Annual Report and the “Letter to Shareholders” on pages 2 through 5 of our 2014 Annual Report, which is incorporated herein by reference.
Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2015. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 24 through 30 of our 2014 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
Trademarks and Trade Names
Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•
Paint Stores Group:    Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, Duron®, MAB®, PrepRite®, Duration®, Duration Home®, ProGreen®, Harmony®, ProClassic®, Woodscapes®, Deckscapes®, Cashmere®, HGTV Home® by Sherwin-Williams, Emerald®, Duracraft™, Solo®, ProIndustrial™, ProPark®, Frazee®, Parker™ Paints, Kwal®, Color Wheel™ and General Paint™.

•
Consumer Group:    Dutch Boy®, Krylon®, Minwax®, Thompson’s® WaterSeal®, Pratt & Lambert®, Martin Senour®, H&C®, White Lightning®, Dupli-Color®, Rubberset®, Purdy®, Bestt Liebco®, Accurate Dispersions™, Uniflex®, VHT®, Kool Seal®, Snow Roof®, Altax™, Tri-Flow®, Sprayon®, Ronseal™, DuraSeal®, Geocel®, Conco®, Duckback®, Superdeck® and Mason's Select®, HGTV HOME® by Sherwin-Williams.

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
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2015.
Research and Development
For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 47 of our 2014 Annual Report, which is incorporated herein by reference.
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
Employees
We employed 39,674 persons at December 31, 2014.
Environmental Compliance
For additional information regarding environmental-related matters, see page 27 of our 2014 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 46, 58 and 67, respectively, of our 2014 Annual Report, which is incorporated herein by reference.
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

•
our ability to successfully integrate past and future acquisitions into our existing operations, including the recent acquisition of the Comex business in the United States and Canada, as well as the performance of the businesses acquired;

•
changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•
risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors;

•	the achievement of growth in foreign markets, such as Asia, Europe and South America;

•	increasingly stringent domestic and foreign governmental regulations, including those affecting health, safety and the environment;

•	inherent uncertainties involved in assessing our potential liability for environmental-related activities;

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
ITEM 1A.    RISK FACTORS
The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
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
We have a large and varied customer base due to our extensive distribution network. During 2014, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.
Adverse weather conditions may temporarily reduce the demand for some of our products and could have a negative effect on our sales, earnings or cash flow.

Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions in certain parts of the United States have had an adverse effect on our sales of paint, coatings and related products. For example, unusually cold and rainy weather, especially during the exterior painting season, could have an adverse effect on sales of our exterior paint products. An adverse effect on sales may cause a reduction in our earnings or cash flow.
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
At December 31, 2014, we had total debt of approximately $1.8 billion. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
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
We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. In 2013, we acquired the Comex business in the United States and Canada. This acquisition involves challenges and risks. In the event that we do not continue to successfully integrate the Comex acquisition into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
Net external sales of our consolidated foreign subsidiaries totaled approximately 19.8%, 20.9% and 21.5% of our total consolidated net sales in 2014, 2013 and 2012, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
We discuss risks and uncertainties with regard to taxes in more detail in Note 14 of the Notes to Consolidated Financial Statements on pages 68 and 69 of our 2014 Annual Report.

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
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail on page 23 of our 2014 Annual Report under the caption “Environmental Matters,” page 27 of our 2014 Annual Report under the caption “Environmental-Related Liabilities” and in Note 8 of the Notes to Consolidated Financial Statements on pages 58 through 60 of our 2014 Annual Report.

The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the historical manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.
In the course of our business, we are subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred.
Our past operations included the manufacture and sale of lead pigments and lead-based paints. Along with other companies, we are and have been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs' claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. We have also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. We believe that the litigation brought to date is without merit or subject to meritorious defenses and are vigorously defending such litigation. We have not settled any material lead pigment or lead-based paint litigation. We expect that additional lead pigment and lead-based paint litigation may be filed against us in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
A trial commenced in the Santa Clara County, California proceeding on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants, and holding the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company has filed a notice of appeal. However, if the appeal process is unsuccessful at reversing the decision or otherwise reducing the amount of the judgment, we and the other defendants will be subject to significant liabilities, costs and expenses to abate the public nuisance in, on and around residences in the plaintiffs' jurisdictions, which could encourage an increase in future public nuisance claims and proceedings. Any adverse court rulings or any determinations of liability against us may result in a material impact on our results of operations, liquidity or financial condition.
We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 23 of our 2014 Annual Report under the caption “Litigation and Other Contingent Liabilities,” and pages 29 and 30 of our 2014 Annual Report under the caption “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 of the Notes to Consolidated Financial Statements on pages 60 through 63 of our 2014 Annual Report.
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

CONSUMER GROUP

Manufacturing Facilities
Andover, Kansas	Owned	Homewood, Illinois	Owned
Arlington, Texas	Owned	Lawrenceville, Georgia	Owned
Baltimore, Maryland	Owned	Manchester, Georgia	Owned
Bedford Heights, Ohio	Owned	Memphis, Tennessee	Owned
Beltsville, Maryland	Owned	Morrow, Georgia	Owned
Chicago, Illinois	Owned	Ontario, California	Leased
Cincinnati, Ohio	Owned	Orlando, Florida	Owned
Columbus, Ohio	Owned	Plymouth, United Kingdom	Leased
Crisfield, Maryland	Leased	Portland, Oregon	Leased
Elkhart, Indiana	Owned	Rexdale, Ontario, Canada	Owned
Ennis, Texas	Owned	Richmond, Kentucky	Owned
Fernley, Nevada	Owned	Rockford, Illinois	Leased
Flora, Illinois	Owned	San Diego, California	Owned
Fort Erie, Ontario, Canada	Owned	Sheffield, United Kingdom	Owned
Garland, Texas	Owned	South Holland, Illinois	Owned
Greensboro, North Carolina (2)	Owned	Szamotuly, Poland	Owned
Grimsby, Ontario, Canada	Owned	Vancouver, British Columbia, Canada	Owned
Grove City, Ohio	Owned	Victorville, California	Owned
Holland, Michigan	Owned

Distribution Facilities
Aurora, Colorado	Leased	Richmond, Kentucky	Owned
Buford, Georgia	Leased	Shawinigan, Quebec, Canada	Leased
Effingham, Illinois	Leased	Sheffield, United Kingdom	Owned
Fredericksburg, Pennsylvania	Owned	Swaffham, United Kingdom	Leased
Moreno Valley, California	Leased	Szamotuly, Poland	Owned
Plymouth, United Kingdom	Leased	Waco, Texas	Leased
Reno, Nevada	Leased	Winter Haven, Florida	Owned

GLOBAL FINISHES GROUP

Manufacturing Facilities
Bello, Sweden	Owned	Pianoro, Italy	Owned
Binh Duong Province, Vietnam	Owned	Saint Cheron, France	Owned
Bolton, United Kingdom	Owned	Sao Paulo, Brazil	Owned
Brantford, Ontario, Canada	Owned	Shanghai, China	Leased
Cavezzo, Italy	Owned	Texcoco, Mexico	Owned
Changzhou, China	Leased	Valencia, Spain	Owned
Mariano Comense, Italy	Owned	Wuppertal, Germany	Owned
Marsta, Sweden	Owned	Zhao Qing, China	Leased
Pasir Gudang, Johor, Malaysia	Owned

Distribution Facilities
Bolton, United Kingdom	Owned	Nassjo, Sweden	Leased
Cavezzo, Italy	Leased	Sao Paulo, Brazil	Owned
Changzhou, China	Owned	Shanghai, China	Owned
Guadalajara, Mexico	Leased	Texcoco, Mexico	Owned
Lima, Peru	Leased	Quito, Ecuador	Owned
Mexico City, Mexico	Owned

LATIN AMERICA COATINGS GROUP

Manufacturing Facilities
Buenos Aires, Argentina	Owned	Sao Paulo, Brazil (2)	Owned
Montevideo City, Uruguay	Owned	Sao Paulo, Brazil	Leased
Santiago, Chile	Owned	Quito, Ecuador	Owned
Santiago, Chile (2)	Leased	Vallejo, Mexico	Owned

Distribution Facilities
Buenos Aires, Argentina	Owned	Quito, Ecuador	Owned
Hermosillo, Mexico	Leased	Santa Catarina, Brazil	Leased
Lima, Peru	Leased	Santiago, Chile	Owned
Machala, Ecuador	Leased	Sao Paulo, Brazil (2)	Owned
Maceio, Brazil	Leased	Vallejo, Mexico	Owned
Montevideo City, Uruguay	Owned
The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 4,003 company-operated specialty paint stores, of which 209 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba and St. Lucia at December 31, 2014. These paint stores are divided into four separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2014:

•	the Mid Western Division operated 1,026 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 803 paint stores along the upper east coast and New England states;

•	the Canada Division operated 191 paint stores throughout Canada;

•
the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 1,031 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago, St. Maarten, Virgin Islands, Curacao, Aruba and St. Lucia; and

•	the South Western Division operated 952 paint stores in the central plains and the lower west coast states.

During 2014, the Paint Stores Group opened 95 net new stores, consisting of 109 new stores opened (95 in the United States, 9 in Canada, 2 in Puerto Rico, 1 in Trinidad and Tobago, 1 in Jamaica and 1 in St. Lucia) and 14 stores closed (11 in the United States and 3 in Canada).
The Global Finishes Group operated 241 branches in the United States, of which 8 were owned, at December 31, 2014. The Global Finishes Group also operated 59 branches internationally, of which 7 were owned, at December 31, 2014, consisting of branches in Canada (24), Europe (16), Chile (14), Mexico (3), Peru (1) and Thailand (1). During 2014, the Global Finishes Group opened 1 new branch in the United States and closed 1 branch in the United States resulting in no net change.
The Latin America Coatings Group operated 276 stores, of which 8 were owned, at December 31, 2014, consisting of stores in Mexico (119), Brazil (87), Chile (42), Ecuador (15), Uruguay (9), Peru (3) and Colombia (1). During 2014, the Latin America Coatings Group opened 3 new stores in South America and closed 9 (7 in South America and 2 in Mexico) for a net decrease of 6 stores.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 70 of our 2014 Annual Report, which is incorporated herein by reference.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding environmental-related matters and other legal proceedings, see pages 27, and 29 and 30 of our 2014 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 46, 58 through 60, 60 through 63 and 67, respectively, of our 2014 Annual Report, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is the name, age and present position of each of our executive officers at February 18, 2015, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Present Position	Date When First Elected or Appointed
Christopher M. Connor	58	Chairman and Chief Executive Officer, Director	1994
John G. Morikis	51	President and Chief Operating Officer	1999
Sean P. Hennessy	57	Senior Vice President – Finance and Chief Financial Officer	2001
Thomas E. Hopkins	57	Senior Vice President – Human Resources	1997
Catherine M. Kilbane	51	Senior Vice President, General Counsel and Secretary	2013
Allen J. Mistysyn	46	Senior Vice President – Corporate Controller	2010
Steven J. Oberfeld	62	Senior Vice President – Corporate Planning and Development	2006
Robert J. Wells	57	Senior Vice President – Corporate Communications and Public Affairs	2006
Robert J. Davisson	54	President, The Americas Group	2010
David B. Sewell	46	President, Global Finishes Group	2014

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
Mr. Mistysyn has served as Senior Vice President – Corporate Controller since October 2014. Mr. Mistysyn served as Vice President – Corporate Controller from May 2010 to October 2014 and Vice President – Assistant Corporate Controller from August 2009 to May 2010. Mr. Mistysyn has been employed with the Company since June 1990.
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
Mr. Davisson has served as President, The Americas Group since August 2014. Mr. Davisson served as President, Paint Stores Group from November 2010 to August 2014 and President & General Manager, Southeastern Division, Paint Stores Group from October 1999 to November 2010. Mr. Davisson has been employed with the Company since April 1986.
Mr. Sewell has served as President, Global Finishes Group since August 2014. Mr. Sewell served as President & General Manager, Product Finishes Division, Global Finishes Group from July 2012 to August 2014, Senior Vice President, North American Sales, Automotive Division, Global Finishes Group from September 2011 to July 2012, and Vice President, Sales, Automotive Division, Global Finishes Group from October 2009 to September 2011. Mr. Sewell has been employed with the Company since February 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2015 was 7,224.
Information regarding market prices and dividend information with respect to our common stock is set forth on page 75 of our 2014 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 16 of our 2014 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (a)				6,825,000
Employee transactions (b)	70	$208.49		NA
November 1 – November 30
Share repurchase program (a)				6,825,000
December 1 – December 31
Share repurchase program (a)	1,600,000	246.62	1,600,000	5,225,000
Employee transactions (b)	162	191.19		NA
Total
Share repurchase program (a)	1,600,000	$246.62	1,600,000	5,225,000
Employee transactions (b)	232	$196.41		NA

(a)
All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20,000,000 shares of its common stock. The Company had remaining authorization at December 31, 2014 to purchase 5,225,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(b)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6. SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2014	2013	2012	2011	2010
Operations
Net sales	$11,130	$10,186	$9,534	$8,766	$7,776
Net income	866	753	631	442	462

Financial Position
Total assets	$5,706	$6,383	$6,235	$5,229	$5,169
Long-term debt	1,123	1,122	1,632	639	648
Ratio of earnings to fixed charges (a)	7.7x	7.4x	7.2x	6.3x	5.1x

Per Common Share Data
Net income — basic	$8.95	$7.41	$6.15	$4.22	$4.28
Net income — diluted	8.78	7.26	6.02	4.14	4.21
Cash dividends	2.20	2.00	1.56	1.46	1.44

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

	2014	2013	2012	2011	2010
Income before income taxes	$1,258	$1,086	$907	$742	$678
Fixed charges:
Interest expense, net	64	63	43	42	71
Interest component of rent expense	125	108	103	97	93
Total fixed charges	189	171	146	139	164
Earnings	$1,447	$1,257	$1,053	$881	$842
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is set forth on pages 19 through 35 of our 2014 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts during 2014 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2014. Foreign currency option and forward contracts are described in Note 13 of the Notes to Consolidated Financial Statements on page 67 of our 2014 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item is set forth on pages 38 through 73 of our 2014 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 70 of our 2014 Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
The “Report of Management on Internal Control over Financial Reporting” is set forth on page 36 of our 2014 Annual Report, which is incorporated herein by reference.
The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 37 of our 2014 Annual Report, which is incorporated herein by reference.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors is set forth under the captions “Proposal 1 - Election of Directors” and “Experiences, Qualifications, Attributes and Skills of Directors and Nominees” in our Proxy Statement, which is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2014. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2014 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the Executive Compensation section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis (CD&A)” and continuing through the information under the caption “Estimated Payments upon Termination or Change in Control Table,” which is incorporated herein by reference.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2014 Annual Report are incorporated by reference in Item 8.

(i)	Report of Management on the Consolidated Financial Statements (page 38 of our 2014 Annual Report);

(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 39 of our 2014 Annual Report);

(iii)	Statements of Consolidated Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (page 40 of our 2014 Annual Report);

(iv)	Consolidated Balance Sheets at December 31, 2014, 2013 and 2012 (page 41 of our 2014 Annual Report);

(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2014, 2013 and 2012 (page 42 of our 2014 Annual Report);

(vi)	Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012 (page 43 of our 2014 Annual Report); and

(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012 (pages 44 through 73 of our 2014 Annual Report).

(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2014, 2013 and 2012 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2014	2013	2012
Beginning balance	$54,460	$47,667	$51,747
Amount acquired through acquisitions		896	226
Bad debt expense	34,810	31,192	20,922
Uncollectible accounts written off, net of recoveries	(35,500)	(25,295)	(25,228)
Ending balance	$53,770	$54,460	$47,667

(3)	Exhibits
See the Exhibit Index on pages 23 through 26 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2015.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	CATHERINE M. KILBANE
Catherine M. Kilbane, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2015.

* CHRISTOPHER M. CONNOR	Chairman and Chief Executive Officer, Director (Principal Executive Officer)
Christopher M. Connor
* SEAN P. HENNESSY	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Sean P. Hennessy
* ALLEN J. MISTYSYN	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Allen J. Mistysyn
* ARTHUR F. ANTON	Director
Arthur F. Anton
* DAVID F. HODNIK	Director
David F. Hodnik
* THOMAS G. KADIEN	Director
Thomas G. Kadien
* RICHARD J. KRAMER	Director
Richard J. Kramer
* SUSAN J. KROPF	Director
Susan J. Kropf
* CHRISTINE A. POON	Director
Christine A. Poon
* RICHARD K. SMUCKER	Director
Richard K. Smucker
* JOHN M. STROPKI	Director
John M. Stropki
* MATTHEW THORNTON III	Director
Matthew Thornton III

*
The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	CATHERINE M. KILBANE	February 25, 2015
Catherine M. Kilbane, Attorney-in-fact

EXHIBIT INDEX

3.	(a)
Amended and Restated Articles of Incorporation of the Company, as amended through February 18, 2015, filed as Exhibit 3 to the Company's Current Report on Form 8-K dated February 18, 2015, and incorporated herein by reference.

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

*(d)
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(c) above, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, and incorporated herein by reference.

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

*(g)
Amendment No. 2 to The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (As Amended and Restated) filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

*(h)
The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (As Amended and Restated) filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(i)
The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

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

*(l)
Amendment to The Sherwin-Williams Company 2005 Director Deferred Fee Plan (As Amended and Restated) filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

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

*(o)
Summary of The Sherwin-Williams Company Revised Executive Disability Plan filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

*(p)
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*(q)	The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

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

*(w)	First Amendment to The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) (filed herewith).

*(x)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

*(y)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, and incorporated herein by reference.

*(z)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) (filed herewith).

*(aa)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(a) to the Company's Current Report on Form 8-K dated February 15, 2011, and incorporated herein by reference.

*(bb)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10 to the Company's Current Report on Form 8-K dated February 14, 2012, and incorporated herein by reference.

*(cc)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

	*(dd)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of February 17, 2015) (filed herewith).

	*(ee)	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of February 17, 2015) (filed herewith).

	*(ff)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company's Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

*(gg)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company's Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

	*(hh)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of February 17, 2015) (filed herewith).

	*(ii)	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of February 17, 2015) (filed herewith).

*(jj)
The Sherwin-Williams Company 2007 Executive Performance Bonus Plan (As Amended and Restated Effective January 1, 2012) filed as Exhibit 10(a) to the Company's Current Report on Form 8-K dated April 18, 2012, and incorporated herein by reference.

13.
Our 2014 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2014 Annual Report that are specifically incorporated by reference in this report, our 2014 Annual Report shall not be deemed “filed” as part of this report.

21.		Subsidiaries (filed herewith).

23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.	(a)	Powers of Attorney (filed herewith).

	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.	(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

	(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.