Form 10-Q
period 2015-03-31
SHERWIN WILLIAMS CO
filed 2015-04-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2015
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
Common Stock, $1.00 Par Value – 93,186,295 shares as of March 31, 2015.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5. Other Information	30
Item 6. Exhibits	31

SIGNATURES	32
INDEX TO EXHIBITS	33
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended March 31,
	2015	2014
Net sales	$2,450,284	$2,366,556
Cost of goods sold	1,317,835	1,300,655
Gross profit	1,132,449	1,065,901
Percent to net sales	46.2%	45.0%
Selling, general and administrative expenses	929,197	884,088
Percent to net sales	37.9%	37.4%
Other general income - net	(1,673)	(572)
Interest expense	12,351	16,394
Interest and net investment income	(422)	(589)
Other (income) expense - net	(245)	503
Income before income taxes	193,241	166,077
Income taxes	61,837	50,620
Net income	$131,404	$115,457
Net income per common share:
Basic	$1.41	$1.16
Diluted	$1.38	$1.14
Average shares outstanding - basic	92,740,059	98,833,210
Average shares and equivalents outstanding - diluted	94,745,129	100,858,881
Comprehensive income	$75,057	$107,254

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$64,013	$40,732	$366,465
Accounts receivable, less allowance	1,234,612	1,130,565	1,174,116
Inventories:
Finished goods	981,334	841,784	898,701
Work in process and raw materials	179,916	191,743	198,082
	1,161,250	1,033,527	1,096,783
Deferred income taxes	107,869	109,087	102,473
Other current assets	198,046	252,869	227,641
Total current assets	2,765,790	2,566,780	2,967,478
Goodwill	1,149,121	1,158,346	1,174,758
Intangible assets	277,919	289,127	312,295
Deferred pension assets	250,463	250,144	303,067
Other assets	417,525	420,625	427,233
Property, plant and equipment:
Land	121,626	125,691	129,457
Buildings	691,541	698,202	705,034
Machinery and equipment	1,946,261	1,952,037	1,871,287
Construction in progress	63,419	59,330	48,946
	2,822,847	2,835,260	2,754,724
Less allowances for depreciation	1,824,415	1,814,230	1,750,330
	998,432	1,021,030	1,004,394
Total Assets	$5,859,250	$5,706,052	$6,189,225

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,405,369	$679,436	$87,378
Accounts payable	1,174,840	1,042,182	1,130,338
Compensation and taxes withheld	249,707	360,458	232,995
Accrued taxes	77,602	86,744	76,538
Current portion of long-term debt	3,143	3,265	502,223
Other accruals	468,384	508,581	423,172
Total current liabilities	3,379,045	2,680,666	2,452,644
Long-term debt	1,122,741	1,122,715	1,122,396
Postretirement benefits other than pensions	278,771	277,892	270,485
Other long-term liabilities	609,521	628,309	690,661
Shareholders’ equity:
Common stock—$1.00 par value:
93,186,295, 94,704,173 and 99,651,879 shares outstanding at
March 31, 2015, December 31, 2014 and March 31, 2014, respectively	115,118	114,525	113,839
Preferred stock—convertible, no par value:
21,588 shares outstanding at March 31, 2014	—	—	21,588
Unearned ESOP compensation	—	—	(21,588)
Other capital	2,187,144	2,079,639	1,951,076
Retained earnings	2,493,469	2,424,674	1,834,417
Treasury stock, at cost	(3,798,254)	(3,150,410)	(1,917,046)
Cumulative other comprehensive loss	(528,305)	(471,958)	(329,247)
Total shareholders' equity	469,172	996,470	1,653,039
Total Liabilities and Shareholders’ Equity	$5,859,250	$5,706,052	$6,189,225

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net income	$131,404	$115,457
Adjustments to reconcile net income to net operating cash:
Depreciation	42,500	41,408
Amortization of intangible assets	6,905	7,552
Stock-based compensation expense	18,079	15,858
Provisions for qualified exit costs	761	2,897
Provisions for environmental-related matters	1,050	(434)
Defined benefit pension plans net cost	1,787	1,813
Net increase in postretirement liability	(111)	1,485
Other	(2,702)	2,747
Change in working capital accounts - net	(254,221)	(257,041)
Costs incurred for environmental-related matters	(2,875)	(3,384)
Costs incurred for qualified exit costs	(1,966)	(529)
Other	4,321	(10,948)
Net operating cash	(55,068)	(83,119)

INVESTING ACTIVITIES
Capital expenditures	(42,903)	(29,364)
Proceeds from sale of assets	6,677	—
Increase in other investments	(56)	(15,705)
Net investing cash	(36,282)	(45,069)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	731,733	(8,932)
Payments of long-term debt	(96)	(680)
Payments of cash dividends	(62,609)	(55,090)
Proceeds from stock options exercised	37,494	48,657
Income tax effect of stock-based compensation exercises and vesting	52,632	39,896
Treasury stock purchased	(614,911)	(256,391)
Other	(33,108)	(21,766)
Net financing cash	111,135	(254,306)

Effect of exchange rate changes on cash	3,496	4,070
Net increase (decrease) in cash and cash equivalents	23,281	(378,424)
Cash and cash equivalents at beginning of year	40,732	744,889
Cash and cash equivalents at end of period	$64,013	$366,465

Income taxes paid	$16,044	$13,028
Interest paid	9,381	10,359

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2015 and 2014
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
There have been no significant changes in critical accounting policies since December 31, 2014. Accounting estimates were revised as necessary during the first three months of 2015 based on new information and changes in facts and circumstances. Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.
The consolidated results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2015, the Company adopted Accounting Standards Update (ASU) No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects," which allows companies to elect to use the proportional amortization method to account for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, which replaces the effective yield method, the cost of the investment is amortized in proportion to the tax credits and other tax benefits received to income tax expense. The adoption of ASU No. 2014-01 did not have a material effect on the Company's results of operations, financial condition or liquidity.
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.
NOTE 3—DIVIDENDS
Dividends paid on common stock during the first quarter of 2015 and 2014 were $.67 per common share and $.55 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the three months ended March 31, 2015 and 2014:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2014	$(354,384)	$(118,167)	$593	$(471,958)
Other comprehensive loss before reclassifications(1)	(56,776)		(132)	(56,908)
Amounts reclassified from other comprehensive (loss) income(2)		570	(9)	561
Net other comprehensive (loss) income	(56,776)	570	(141)	(56,347)
Balance at March 31, 2015	$(411,160)	$(117,597)	$452	$(528,305)

(1) Net of taxes of $81 for unrealized net losses on available-for-sale securities.
(2) Net of taxes of $(206) for net actuarial losses and prior service costs recognized for employee benefit plans and $4 for realized gains on the sale of available-for-sale securities.

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2013	$(250,942)	$(70,611)	$509	$(321,044)
Other comprehensive loss before reclassifications(3)	(8,055)	(570)	(65)	(8,690)
Amounts reclassified from other comprehensive (loss) income(4)		504	(17)	487
Net other comprehensive (loss) income	(8,055)	(66)	(82)	(8,203)
Balance at March 31, 2014	$(258,997)	$(70,677)	$427	$(329,247)

(3) Net of taxes of $244 for net actuarial losses and prior service costs recognized for employee benefit plans and $41 for unrealized net losses on available-for-sale securities.
(4) Net of taxes of $(207) for net actuarial losses and prior service costs recognized for employee benefit plans and $11 for realized gains on the sale of available-for-sale securities.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2015 and 2014, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2015	2014
Balance at January 1	$27,723	$26,755
Charges to expense	5,146	6,260
Settlements	(6,721)	(7,516)
Balance at March 31	$26,148	$25,499
For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In the three months ended March 31, 2015, fourteen stores in the Paint Stores Group and one store in the Latin America Coatings Group were closed due to lower demand or redundancy. No provisions were incurred for the 2015 store shutdowns due to the timing of lease cancellations and movement of employees to other locations.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2015:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2014	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at March 31, 2015
Paint Stores Group stores shutdown in 2014:
Other qualified exit costs	$280	$142	$(82)	$340
Consumer Group facilities shutdown in 2014:
Severance and related costs	2,732	509	(643)	2,598
Other qualified exit costs	781		(296)	485
Global Finishes Group exit of business in 2014:
Severance and related costs	104		(104)
Other qualified exit costs	1,080	110	(21)	1,169
Paint Stores Group facility shutdown in 2013:
Severance and related costs	654		(358)	296
Other qualified exit costs	1,205		(98)	1,107
Global Finishes Group stores shutdown in 2013:
Severance and related costs	28		(25)	3
Other qualified exit costs	138		(57)	81
Other qualified exit costs for facilities shutdown prior to 2013	1,514		(282)	1,232
Totals	$8,516	$761	$(1,966)	$7,311
For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2015	2014	2015	2014	2015	2014
Three Months Ended March 31:
Net periodic benefit cost (credit):
Service cost	$5,754	$5,637	$1,325	$1,547	$621	$609
Interest cost	6,237	6,526	2,271	2,694	2,795	3,195
Expected return on assets	(13,024)	(12,666)	(2,431)	(2,740)
Amortization of:
Prior service cost (credit)	327	459			(1,132)	(126)
Actuarial loss	843		485	356	253
Net periodic benefit cost (credit)	$137	$(44)	$1,650	$1,857	$2,537	$3,678
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2015, the unaccrued maximum of the estimated range of possible outcomes is $89.4 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2015 and 2014 were accruals for extended environmental-related activities of $112.9 million and $83.3 million, respectively. Estimated costs of current investigation and remediation activities of $16.9 million and $15.4 million are included in Other accruals at March 31, 2015 and 2014, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2015. At March 31, 2015, $81.9 million, or 63.1 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $89.4 million at March 31, 2015, $58.2 million, or 65.1 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company has not settled any material lead pigment or lead-based paint litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On April 8, 2014, defendants filed a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal. On August 21, 2014, the Wisconsin Court of Appeal granted defendants' petition.
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

Titanium dioxide suppliers antitrust class action lawsuit. The Company is a member of the plaintiff class related to Titanium Dioxide Antitrust Litigation that was initiated in 2010 against certain suppliers alleging various theories of relief arising from purchases of titanium dioxide made from 2003 through 2012. The Court approved a settlement less attorney fees and expense, and the Company timely submitted claims to recover its pro-rata portion of the settlement. There was no specified deadline for the claims administrator to complete the review of all claims submitted. In October 2014, the Company was notified that it would receive a disbursement of settlement funds, and the Company received a pro-rata disbursement net of all fees of approximately $21.4 million. The Company recorded this settlement gain in the fourth quarter of 2014.

NOTE 10—OTHER
Other general income - net
Included in Other general income - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2015	2014
Provisions for environmental matters - net	$1,050	$(434)
Gain on disposition of assets	(2,723)	(138)
Total	$(1,673)	$(572)
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
Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2015	2014
Dividend and royalty income	$(1,081)	$(1,051)
Net expense from financing activities	2,967	2,922
Foreign currency transaction related losses	1,138	2,858
Other income	(5,497)	(6,306)
Other expense	2,228	2,080
Total	$(245)	$503
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency transaction related losses represent net realized losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at March 31, 2015 and 2014.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.

NOTE 11—INCOME TAXES
The effective tax rate was 32.0 percent for the first quarter of 2015 compared to 30.5 percent for the first quarter of 2014. The increase in the effective tax rate was primarily due to the reduction in tax benefits related to federal income tax credits as well as a decrease in miscellaneous discrete tax benefits reflected in the first quarter of 2015 compared to the first quarter of 2014.
At December 31, 2014, the Company had $31.6 million in unrecognized tax benefits, the recognition of which would have an effect of $28.2 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2014, was $4.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to federal audits of partnership investments, assessed state income tax audits, state settlement negotiations currently in progress and expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2014, the Company had accrued $5.7 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2014 during the first three months of 2015.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS commenced an examination of the Company's U.S. income tax returns for the 2010, 2011 and 2012 tax years in the fourth quarter of 2013. The audits are expected to be completed during 2015.
As of March 31, 2015, the Company is subject to non-U.S. income tax examinations for the tax years of 2007 through 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2014.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2015	2014
Basic
Average common shares outstanding	92,740,059	98,833,210

Net income	$131,404	$115,457
Less net income allocated to unvested restricted shares	(475)	(523)
Net income allocated to common shares	$130,929	$114,934
Basic net income per common share	$1.41	$1.16

Diluted
Average common shares outstanding	92,740,059	98,833,210
Stock options and other contingently issuable shares (1)	2,005,070	2,025,671
Average common shares outstanding assuming dilution	94,745,129	100,858,881

Net income	$131,404	$115,457
Less net income allocated to unvested restricted shares
assuming dilution	(467)	(515)
Net income allocated to common shares assuming
dilution	$130,937	$114,942
Diluted net income per common share	$1.38	$1.14

(1)	Stock options and other contingently issuable shares excluded 12,414 and 2,932 shares due to their anti-dilutive effect for the three months ended March 31, 2015 and 2014, respectively.
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

(Thousands of dollars)	Three Months Ended March 31, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,461,505	$351,690	$469,556	$166,231	$1,302	$2,450,284
Intersegment transfers		607,538	1,774	10,069	(619,381)
Total net sales and intersegment transfers	$1,461,505	$959,228	$471,330	$176,300	$(618,079)	$2,450,284

Segment profit	$176,576	$55,406	$38,900	$9,500		$280,382
Interest expense					$(12,351)	(12,351)
Administrative expenses and other					(74,790)	(74,790)
Income before income taxes	$176,576	$55,406	$38,900	$9,500	$(87,141)	$193,241

	Three Months Ended March 31, 2014
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,360,003	$325,299	$497,639	$182,388	$1,227	$2,366,556
Intersegment transfers		546,562	1,413	10,122	(558,097)
Total net sales and intersegment transfers	$1,360,003	$871,861	$499,052	$192,510	$(556,870)	$2,366,556

Segment profit	$146,265	$51,088	$46,477	$9,987		$253,817
Interest expense					$(16,394)	(16,394)
Administrative expenses and other					(71,346)	(71,346)
Income before income taxes	$146,265	$51,088	$46,477	$9,987	$(87,740)	$166,077

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $456.5 million and $18.3 million, respectively, for the first quarter of 2015, and $529.2 million and $32.6 million, respectively, for the first quarter of 2014. Long-lived assets of these subsidiaries totaled $513.8 million and $621.2 million at March 31, 2015 and March 31, 2014, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.

NOTE 14—FAIR VALUE MEASUREMENTS
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$24,027	$1,132	$22,895
Liabilities:
Deferred compensation plan liability (2)	$34,012	$34,012

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $23,792.

(2)
The deferred compensation plan liability is the Company’s liability under its executive deferred compensation plan. The liability represents the fair value of the participant shadow accounts, and the value is based on quoted market prices.

NOTE 15—DEBT
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

(Thousands of dollars)	March 31, 2015		March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,120,982	$1,165,804	$1,620,714	$1,629,928
Non-traded debt	4,902	4,655	3,905	3,683

NOTE 16—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $223.8 million and $237.7 million at March 31, 2015 and 2014, respectively. The liability for estimated future capital contributions to the investments was $196.8 million and $213.0 million at March 31, 2015 and 2014, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into four reportable segments—Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 6 through 15 and Note 18, on pages 71 through 73, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Reportable Segments.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2015 primarily due to improved operating results in our Paint Stores and Consumer Groups. Net working capital decreased $1.128 billion at March 31, 2015 compared to the end of the first quarter of 2014 due to a significant increase in current liabilities and a significant decrease in current assets. Current portion of long-term debt decreased $499.1 million resulting from the 3.125% Senior Notes becoming due in 2014 while cash and cash equivalents decreased $302.5 million resulting primarily from treasury stock purchases. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $28.1 million in the first three months of 2015 to a cash usage of $55.1 million from a cash usage of $83.1 million in 2014 primarily due to improved operating results in the core business.
Consolidated net sales increased 3.5 percent in the first quarter of 2015 to $2.450 billion from $2.367 billion in the first quarter of 2014 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups. Consolidated gross profit as a percent of consolidated net sales increased in the first quarter to 46.2 percent from 45.0 percent in 2014 due primarily to increased paint volume and improved operating efficiency. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 37.9 percent from 37.4 percent in the first quarter of 2014 primarily due to timing of net new store openings and expenses related to the launch of a new paint program at a national retailer. Interest expense decreased $4.0 million in the first quarter of 2015. The effective income tax rate for the first quarter of 2015 was 32.0 percent compared to 30.5 percent in 2014. Diluted net income per common share increased to $1.38 per share for the first quarter of 2015 from $1.14 per share a year ago.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 44 through 47, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2014.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the first three months of 2015 primarily due to improved operating results in our Paint Stores and Consumer Groups. Net working capital decreased $1.128 billion at March 31, 2015 compared to the end of the first quarter of 2014 due to a significant increase in current liabilities and a significant decrease in current assets. Cash and cash equivalents decreased $302.5 million, primarily due to treasury stock purchases, partially offset by an increase in accounts receivable of $60.5 million and an increase in inventories of $64.5 million. Short-term borrowings increased $1.318 billion, primarily due to treasury stock purchases, accounts payable increased $44.5 million and all other current liabilities increased $63.0 million from March 31, 2014 while current portion of long-term debt decreased $499.1 million resulting from the 3.125% Senior Notes becoming due in 2014. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first three months of 2015, accounts receivable increased $104.0 million when normal seasonal trends typically require significant growth in this category and inventories increased $127.7 million. Accounts payable increased $132.7 million, primarily due to the seasonal increase in need for working capital, and all other current liabilities decreased $160.2 million, primarily due to timing of accrued taxes, while short-term borrowings increased $725.9 million, primarily due to treasury stock purchases. The Company’s current ratio was 0.82 at March 31, 2015 compared to 1.21 at March 31, 2014 and 0.96 at December 31, 2014. Total debt at March 31, 2015 increased $819.3 million to $2.531 billion from $1.712 billion at March 31, 2014 and increased as a percentage of total capitalization to 84.4 percent from 50.9 percent at the end of the first quarter last year. Total debt increased $725.8 million from December 31, 2014 and increased as a percentage of total capitalization from 64.4 percent to 84.4 percent. At March 31, 2015, the Company had remaining borrowing ability of $877.1 million. Net operating cash improved $28.1 million in the first three months of 2015 to a cash usage of $55.1 million from a cash usage of $83.1 million in 2014. In the twelve month period from April 1, 2014 through March 31, 2015, the Company generated net operating cash of $1.110 billion, used $301.3 million in investing activities, and used $1.102 billion in financing activities. In that same period, the Company invested $214.1 million in capital additions and improvements, made payments on total debt of $833.5 million, purchased $1.847 billion in treasury stock and paid $222.8 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $23.3 million during the first three months of 2015. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $42.9 million, payments of cash dividends of $62.6 million, and treasury stock purchases of $614.9 million. At March 31, 2015, the Company’s current ratio was 0.82 compared to 0.96 at December 31, 2014 and 1.21 a year ago. The decrease resulted primarily from the increase in short-term debt.
Goodwill and intangible assets decreased $20.4 million from December 31, 2014 and decreased $60.0 million from March 31, 2014. The net decrease during the first three months of 2015 was due to amortization of $6.9 million and foreign currency translation of $14.0 million partially offset by capitalization of software of $0.5 million. The net decrease over the twelve month period from March 31, 2014 resulted from amortization of $29.2 million and foreign currency translation of $37.3 million partially offset by capitalization of software of $6.5 million. See Note 4, on pages 48 and 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $0.3 million during the first three months of 2015 and decreased $52.6 million from March 31, 2014. The decrease in the last twelve months was due primarily to increased projected benefit obligations resulting from changes in actuarial assumptions partially offset by increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 52 through 57, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s benefit plan assets.
Other assets at March 31, 2015 decreased $3.1 million in the first three months of 2015 and decreased $9.7 million from a year ago. The twelve month decrease was due primarily to decreases in investments in affordable housing and historic renovation real estate properties.
Net property, plant and equipment decreased $22.6 million in the first three months of 2015 and decreased $6.0 million in the twelve months since March 31, 2014. The decrease in the first three months was primarily due to depreciation expense of $42.5 million, sale or disposition of fixed assets of $4.0 million and changes in currency translation rates of $18.9 million partially offset by capital expenditures of $42.9 million. Since March 31, 2014, depreciation expense of $170.2 million, changes in currency translation rates of $38.7 million and dispositions or sale of assets with remaining net book value of $8.1 million were partially offset by capital expenditures of $214.1 million. Capital expenditures during the first three months of 2015 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and replacement or upgraded aviation equipment and information systems hardware in the Administrative Segment.
There were $791.3 million in borrowings outstanding under the Company's domestic commercial paper program at March 31, 2015 with a weighted-average interest rate of 0.3 percent. Borrowings outstanding under short-term revolving and letter of credit agreements at March 31, 2015 were $575.0 million with a weighted-average interest rate of 0.8 percent. Short-term borrowings outstanding under various foreign programs at March 31, 2015 were $39.1 million with a weighted average interest rate of 4.3 percent. The Company had unused capacity of $258.7 million at March 31, 2015 under the commercial paper program that is backed by the Company’s revolving credit agreement. There were no significant changes in long-term debt during the first quarter of 2015. See Note 7, on page 58, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2014 and increased $8.3 million from March 31, 2014. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions partially offset by favorable claims experience. See Note 6, on pages 52 through 57, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2015 decreased $18.8 million in the first three months of 2015 primarily due to a decrease in non-current deferred tax liabilities, and decreased $81.1 million from a year ago primarily due to a decrease in long-term commitments related to affordable housing and historic renovation real estate properties and non-current deferred tax liabilities, partially offset by an increase in accruals for extended environmental-related liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2015. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2015. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $725.9 million to $1.405 billion at March 31, 2015 from $679.4 million at December 31, 2014. Total long-term debt was $1.126 billion at March 31, 2015 and December 31, 2014 and decreased $498.7 million from $1.625 billion at March 31, 2014. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2015 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Changes to the Company’s accrual for product warranty claims in the first three months of 2015 are disclosed in Note 5.
Litigation
See Note 9 for information concerning litigation.

Shareholders’ Equity
Shareholders’ equity decreased $527.3 million to $469.2 million at March 31, 2015 from $996.5 million at December 31, 2014 and decreased $1.184 billion from $1.653 billion at March 31, 2014. The decrease in Shareholders’ equity for the first three months of 2015 resulted primarily from purchases of treasury stock of $614.9 million, cash dividends paid on common stock of $62.6 million, and an increase in Cumulative other comprehensive loss of $56.3 million partially offset by net income of $131.4 million and an increase in Other capital of $107.5 million, resulting primarily from stock option exercises. Since March 31, 2014, purchases of treasury stock for $1.847 billion, cash dividends paid on common stock of $222.8 million, and an increase in Cumulative other comprehensive loss of $199.1 million more than offset increases from net income of $881.8 million and an increase in Other capital of $236.1 million in twelve months. During the first three months of 2015, the Company purchased 2.00 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 7.63 million shares of its common stock since March 31, 2014 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2015 to purchase 3.23 million shares of its common stock. At a meeting held on February 18, 2015, the Board of Directors increased the quarterly cash dividend from $.55 per common share to $.67 per common share. This quarterly dividend will result in an annual dividend for 2015 of $2.68 per common share or a 30.5 percent payout of 2014 diluted net income per common share.
Cash Flow
Net operating cash improved $28.1 million in the first three months of 2015 to a cash usage of $55.1 million from a cash usage of $83.1 million in 2014 primarily due to an increase in net income of $15.9 million and decreases in cash used for working capital. Net investing cash usage decreased $8.8 million in the first three months of 2015 to a usage of $36.3 million from a usage of $45.1 million in 2014 primarily due to decreased cash used for other investments partially offset by higher capital expenditures. Net financing cash increased $365.4 million to a source of $111.1 million in the first three months of 2015 from a usage of $254.3 million in 2014 primarily due to net increases in short-term borrowings of $740.7 million partially offset by increases in treasury stock purchases of $358.5 million in the first three months of 2015. In the twelve month period from April 1, 2014 through March 31, 2015, the Company generated net operating cash of $1.110 billion, used $301.3 million in investing activities and used $1.102 billion in financing activities. In that same period, the Company invested $214.1 million in capital additions and improvements, made payments on total debt of $500.1 million, increased short-term borrowings by $1.332 billion, purchased $1.847 billion in treasury stock and paid $222.8 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first three months of 2015, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2015, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 58, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the first quarter:

(Thousands of dollars)	Three Months Ended March 31,
	2015	2014	Change
Net Sales:
Paint Stores Group	$1,461,505	$1,360,003	7.5%
Consumer Group	351,690	325,299	8.1%
Global Finishes Group	469,556	497,639	-5.6%
Latin America Coatings Group	166,231	182,388	-8.9%
Administrative	1,302	1,227	6.1%
Total	$2,450,284	$2,366,556	3.5%

(Thousands of dollars)	Three Months Ended March 31,
	2015	2014	Change
Income Before Income Taxes:
Paint Stores Group	$176,576	$146,265	20.7%
Consumer Group	55,406	51,088	8.5%
Global Finishes Group	38,900	46,477	-16.3%
Latin America Coatings Group	9,500	9,987	-4.9%
Administrative	(87,141)	(87,740)	0.7%
Total	$193,241	$166,077	16.4%
Consolidated net sales increased in the first quarter of 2015 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups, partially offset by unfavorable currency translation rate changes that decreased consolidated net sales 3.1 percent in the quarter.
Net sales of all consolidated foreign subsidiaries were down 13.7 percent to $456.5 million in the quarter versus $529.2 million in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to a 12.8 percent negative impact of foreign translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 8.5 percent to $1.994 billion in the quarter as compared to $1.837 billion in the same period last year.
Net sales in the Paint Stores Group increased in the first quarter due primarily to higher architectural paint sales volume. Net sales from stores open for more than twelve calendar months increased 6.4 percent in the quarter compared to last year’s comparable period. Sales of non-paint products increased by 14.5 percent over last year’s first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the first quarter due primarily to the new paint program launch at a national retailer. Net sales in the Global Finishes Group stated in U.S. dollars decreased in the first quarter due primarily to unfavorable currency translation rate changes, which decreased net sales by 6.9 percent in the quarter. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the first quarter, which can primarily be attributed to unfavorable currency translation rate changes partially offset by selling price increases. Currency translation rate changes decreased net sales by 13.9 percent in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first quarter.
Consolidated gross profit increased $66.5 million in the first quarter of 2015 compared to the same period in 2014. As a percent of sales, consolidated gross profit increased to 46.2 percent in the quarter from 45.0 percent in the first quarter of 2014. The percent to sales and dollar increases were primarily due to increased paint sales volume.
The Paint Stores Group’s gross profit was higher than last year by $56.5 million in the first quarter due to higher paint sales volume. The Paint Stores Group’s gross profit margins increased in the quarter compared to the same period last year also due primarily to higher paint sales volume. The Consumer Group’s gross profit increased by $26.4 million in the quarter compared to the same period last year primarily due to increased sales volume. The Consumer Group's gross profit margins increased as a percent of sales for the first quarter compared to the same period last year primarily due to increased sales volume and improved manufacturing volumes and operating efficiency. The Global Finishes Group’s gross profit decreased $13.2 million in the first quarter compared to the same period last year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes and decreased sales. The Global Finishes Group’s gross profit margins were down as a percent of sales in the quarter compared to the same period last year due primarily to lower sales. The Latin America Coatings Group’s gross profit decreased by $5.3 million in the first quarter from the same period in the prior year, when stated in U.S. dollars, primarily due to increasing raw material costs and unfavorable currency translation rate changes. The Administrative segment’s gross profit increased by $2.2 million in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $45.1 million in the first quarter of 2015 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from a new paint program launch at a national retailer. As a percent of sales, consolidated SG&A increased to 37.9 percent in the quarter of 2015 from 37.4 percent primarily due to those same reasons.
The Paint Stores Group’s SG&A increased $26.4 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $22.2 million in the quarter compared to the same period last year primarily due to a new paint program launch at a national retailer. The Global Finishes Group’s SG&A decreased $5.8 million in the quarter primarily due to currency translation rate changes. The Latin America Coatings Group’s SG&A decreased $2.8 million in the first quarter due to currency translation rate changes partially offset by timing of spending. The Administrative segment’s SG&A increased $5.1 million in the first quarter primarily due to information systems costs.
Other general expense—net decreased $1.1 million in the first quarter primarily due to gain on sale of assets partially offset by increased provisions for environmental expenses in the Paint Stores Group and Administrative segment, respectively.
Other (income) expense—net improved $0.7 million in the first quarter primarily due to decreased foreign currency transaction losses in both the Global Finishes and Latin America Coatings Groups.
Consolidated income before income taxes increased $27.2 million in the first quarter due to higher segment profits in Paint Stores and Consumer Groups partially offset by lower segment profits in the Global Finishes and Latin America Coatings Groups.
The effective income tax rate of 32.0 percent for the first quarter of 2015 was higher than the 30.5 percent effective income tax rate for the first quarter of 2014 primarily due to the reduction in tax benefits related to federal income tax credits as well as a decrease in miscellaneous discrete tax benefits reflected in the first quarter of 2015 compared to first quarter of 2014.
Net income for the first quarter of 2015 increased $15.9 million to $131.4 million from $115.5 million in the first quarter of 2014. Diluted net income per common share increased 21.1 percent from $1.14 per share in the first quarter of 2014 to $1.38 per share for the first quarter of 2015.
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

(Thousands of dollars)	Three Months Ended March 31,
	2015	2014
Net income	$131,404	$115,457
Interest expense	12,351	16,394
Income taxes	61,837	50,620
Depreciation	42,500	41,408
Amortization	6,905	7,552
EBITDA	$254,997	$231,431

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)				5,225,000
Employee transactions (2)	4,395	$262.60		NA

February 1 - February 28
Share repurchase program (1)	2,000,000	$287.75	2,000,000	3,225,000
Employee transactions (2)	1,056	275.61		NA

March 1 - March 31
Share repurchase program (1)				3,225,000
Employee transactions (2)	113,020	285.14		NA
Total
Share repurchase program (1)	2,000,000	$287.75	2,000,000	3,225,000
Employee transactions (2)	118,471	284.22		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at March 31, 2015 to purchase 3,225,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

In the fourth quarter of 2014, the Company entered into an accelerated share repurchase (ASR) agreement with a third party financial institution to repurchase 1,600,000 shares of the Company's common stock. Under this agreement, the Company paid $394.6 million to the financial institution and received an initial delivery of 1,600,000 shares. The transaction was completed in the first quarter of 2015, at which time the Company paid a settlement of $39.4 million. The settlement was determined with reference to the average price of the Company's common stock over the term of the agreement. The $394.6 million initial payment and the $39.4 million settlement payment are included in Treasury stock in the accompanying Consolidated Balance Sheet as of March 31, 2015 and in Treasury stock purchases in the accompanying Condensed Statement of Consolidated Cash Flows for the three months then ended.

Item 5. Other Information.
During the three months ended March 31, 2015, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

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

THE SHERWIN-WILLIAMS COMPANY

April 22, 2015	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President-Corporate Controller

April 22, 2015	By:	/s/ Catherine M. Kilbane
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