Form 10-Q
period 2015-06-30
SHERWIN WILLIAMS CO
filed 2015-07-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2015
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
Common Stock, $1.00 Par Value – 93,210,645 shares as of June 30, 2015.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5. Other Information	31
Item 6. Exhibits	32

SIGNATURES	33
INDEX TO EXHIBITS	34
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$3,132,139	$3,042,995	$5,582,423	$5,409,551
Cost of goods sold	1,602,153	1,633,342	2,919,988	2,933,997
Gross profit	1,529,986	1,409,653	2,662,435	2,475,554
Percent to net sales	48.8%	46.3%	47.7%	45.8%
Selling, general and administrative expenses	999,224	969,183	1,928,421	1,853,271
Percent to net sales	31.9%	31.8%	34.5%	34.3%
Other general expense - net	9,971	770	8,298	198
Interest expense	12,885	16,374	25,236	32,768
Interest and net investment income	(553)	(757)	(975)	(1,346)
Other expense (income) - net	677	(5,147)	432	(4,644)
Income before income taxes	507,782	429,230	701,023	595,307
Income taxes	157,845	137,783	219,682	188,403
Net income	$349,937	$291,447	$481,341	$406,904
Net income per common share:
Basic	$3.78	$3.00	$5.18	$4.14
Diluted	$3.70	$2.94	$5.08	$4.06
Average shares outstanding - basic	92,260,367	96,599,869	92,500,213	97,716,539
Average shares and equivalents outstanding - diluted	94,124,695	98,541,909	94,427,191	99,688,557
Comprehensive income	$361,580	$305,178	$436,637	$412,432

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$75,068	$40,732	$267,198
Accounts receivable, less allowance	1,454,045	1,130,565	1,402,803
Inventories:
Finished goods	945,918	841,784	892,488
Work in process and raw materials	186,058	191,743	198,694
	1,131,976	1,033,527	1,091,182
Deferred income taxes	107,902	109,087	102,733
Other current assets	236,137	252,869	244,202
Total current assets	3,005,128	2,566,780	3,108,118
Goodwill	1,151,720	1,158,346	1,174,654
Intangible assets	273,882	289,127	306,985
Deferred pension assets	251,684	250,144	304,582
Other assets	446,931	420,625	440,365
Property, plant and equipment:
Land	122,503	125,691	131,234
Buildings	696,426	698,202	711,079
Machinery and equipment	1,980,796	1,952,037	1,916,103
Construction in progress	69,274	59,330	40,313
	2,868,999	2,835,260	2,798,729
Less allowances for depreciation	1,863,680	1,814,230	1,792,433
	1,005,319	1,021,030	1,006,296
Total Assets	$6,134,664	$5,706,052	$6,341,000

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,159,284	$679,436	$64,739
Accounts payable	1,253,894	1,042,182	1,244,574
Compensation and taxes withheld	267,352	360,458	264,652
Accrued taxes	193,834	86,744	190,368
Current portion of long-term debt	3,179	3,265	502,125
Other accruals	479,696	508,581	458,826
Total current liabilities	3,357,239	2,680,666	2,725,284
Long-term debt	1,122,756	1,122,715	1,122,420
Postretirement benefits other than pensions	279,650	277,892	272,095
Other long-term liabilities	617,677	628,309	696,242
Shareholders’ equity:
Common stock—$1.00 par value:
93,210,645, 94,704,173 and 97,787,954 shares outstanding
at June 30, 2015, December 31, 2014 and June 30, 2014, respectively	115,394	114,525	114,001
Preferred stock—convertible, no par value:
5,722 shares outstanding at June 30, 2014	—	—	5,722
Unearned ESOP compensation	—	—	(5,722)
Other capital	2,241,197	2,079,639	1,980,760
Retained earnings	2,780,764	2,424,674	2,072,118
Treasury stock, at cost	(3,863,351)	(3,150,410)	(2,326,404)
Cumulative other comprehensive loss	(516,662)	(471,958)	(315,516)
Total shareholders' equity	757,342	996,470	1,524,959
Total Liabilities and Shareholders’ Equity	$6,134,664	$5,706,052	$6,341,000

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net income	$481,341	$406,904
Adjustments to reconcile net income to net operating cash:
Depreciation	84,581	83,513
Amortization of intangible assets	13,720	15,146
Stock-based compensation expense	32,578	29,563
Provisions for qualified exit costs	1,482	9,439
Provisions for environmental-related matters	11,560	(175)
Defined benefit pension plans net cost	3,576	3,626
Net increase in postretirement liability	(111)	2,970
Other	(2,373)	3,100
Change in working capital accounts - net	(238,809)	(202,068)
Costs incurred for environmental-related matters	(5,573)	(4,955)
Costs incurred for qualified exit costs	(5,045)	(3,877)
Other	(27,907)	(11,606)
Net operating cash	349,020	331,580

INVESTING ACTIVITIES
Capital expenditures	(87,542)	(66,870)
Proceeds from sale of assets	8,021	373
Increase in other investments	(1,486)	(17,488)
Net investing cash	(81,007)	(83,985)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	484,636	(31,925)
Payments of long-term debt	—	(752)
Payments of cash dividends	(125,251)	(108,836)
Proceeds from stock options exercised	57,420	59,442
Income tax effect of stock-based compensation exercises and vesting	72,529	45,253
Treasury stock purchased	(679,449)	(665,492)
Other	(34,081)	(23,354)
Net financing cash	(224,196)	(725,664)

Effect of exchange rate changes on cash	(9,481)	378
Net increase (decrease) in cash and cash equivalents	34,336	(477,691)
Cash and cash equivalents at beginning of year	40,732	744,889
Cash and cash equivalents at end of period	$75,068	$267,198

Income taxes paid	$45,319	$33,994
Interest paid	25,234	33,893

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2015 and 2014
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
There have been no significant changes in critical accounting policies since December 31, 2014. Accounting estimates were revised as necessary during the first six months of 2015 based on new information and changes in facts and circumstances. Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.
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
The consolidated results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On April 1, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company will adopt ASU No. 2015-03 as required. The ASU will not have a material effect on the Company's results of operations, financial condition or liquidity.
Effective January 1, 2015, the Company adopted ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects," which allows companies to elect to use the proportional amortization method to account for investments in qualified affordable housing projects if certain conditions are met. Under the proportional amortization method, which replaces the effective yield method, the cost of the investment is amortized in proportion to the tax credits and other tax benefits received to income tax expense. The adoption of ASU No. 2014-01 did not have a material effect on the Company's results of operations, financial condition or liquidity.
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2015 and 2014 were $.67 per common share and $.55 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the six months ended June 30, 2015 and 2014:

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2014	$(354,384)	$(118,167)	$593	$(471,958)
Other comprehensive loss before reclassifications(1)	(45,554)		52	(45,502)
Amounts reclassified from other comprehensive (loss) income(2)		853	(55)	798
Net other comprehensive (loss) income	(45,554)	853	(3)	(44,704)
Balance at June 30, 2015	$(399,938)	$(117,314)	$590	$(516,662)

(1) Net of taxes of $(34) for unrealized net gains on available-for-sale securities.
(2) Net of taxes of $(699) for net actuarial losses and prior service costs recognized for employee benefit plans and $33 for realized gains on the sale of available-for-sale securities.

(Thousands of dollars)
	Foreign Currency Translation Adjustments	Net Actuarial Losses (Gains) and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2013	$(250,942)	$(70,611)	$509	$(321,044)
Other comprehensive loss before reclassifications(3)	4,612	(570)	516	4,558
Amounts reclassified from other comprehensive (loss) income(4)		1,015	(45)	970
Net other comprehensive loss	4,612	445	471	5,528
Balance at June 30, 2014	$(246,330)	$(70,166)	$980	$(315,516)

(3) Net of taxes of $244 for net actuarial losses and prior service costs recognized for employee benefit plans and $(324) for unrealized net losses on available-for-sale securities.
(4) Net of taxes of $(417) for net actuarial losses and prior service costs recognized for employee benefit plans and $28 for realized gains on the sale of available-for-sale securities.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2015 and 2014, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2015	2014
Balance at January 1	$27,723	$26,755
Charges to expense	14,470	14,446
Settlements	(14,955)	(16,351)
Balance at June 30	$27,238	$24,850
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
In the six months ended June 30, 2015, nineteen stores in the Paint Stores Group, two stores in the Global Finishes Group and one store in the Latin America Coatings Group were closed due to lower demand or redundancy. No provisions were incurred for the 2015 store shutdowns due to the timing of lease cancellations and movement of employees to other locations.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2015:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2014	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at June 30, 2015
Paint Stores Group stores shutdown in 2014:
Other qualified exit costs	$280	$142	$(135)	$287
Consumer Group facilities shutdown in 2014:
Severance and related costs	2,732	1,224	(2,981)	975
Other qualified exit costs	781	6	(479)	308
Global Finishes Group exit of business in 2014:
Severance and related costs	104		(104)
Other qualified exit costs	1,080	110	(61)	1,129
Paint Stores Group facility shutdown in 2013:
Severance and related costs	654		(507)	147
Other qualified exit costs	1,205		(205)	1,000
Global Finishes Group stores shutdown in 2013:
Severance and related costs	28		(28)
Other qualified exit costs	138		(99)	39
Other qualified exit costs for facilities shutdown prior to 2013	1,514		(446)	1,068
Totals	$8,516	$1,482	$(5,045)	$4,953
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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2015	2014	2015	2014	2015	2014
Three Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$5,755	$5,637	$1,325	$1,548	$621	$608
Interest cost	6,237	6,525	2,271	2,694	2,796	3,196
Expected return on assets	(13,024)	(12,665)	(2,430)	(2,740)
Amortization of:
Prior service cost (credit)	328	459			(1,132)	(125)
Actuarial loss	843		484	355	253
Net periodic benefit cost (credit)	$139	$(44)	$1,650	$1,857	$2,538	$3,679

Six Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$11,509	$11,274	$2,650	$3,095	$1,242	$1,217
Interest cost	12,474	13,051	4,542	5,388	5,591	6,391
Expected return on assets	(26,048)	(25,331)	(4,861)	(5,480)
Amortization of:
Prior service cost (credit)	655	918			(2,264)	(251)
Actuarial loss	1,686		969	711	506
Net periodic benefit cost (credit)	$276	$(88)	$3,300	$3,714	$5,075	$7,357
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2015, the unaccrued maximum of the estimated range of possible outcomes is $90.6 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2015 and 2014 were accruals for extended environmental-related activities of $121.2 million and $82.7 million, respectively. Estimated costs of current investigation and remediation activities of $16.9 million and $15.4 million are included in Other accruals at June 30, 2015 and 2014, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2015. At June 30, 2015, $87.2 million, or 63.2 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $90.6 million at June 30, 2015, $59.0 million, or 65.1 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, the Cities of Oakland and San Diego and the City and County of San Francisco. The Fourth Amended Complaint asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment. On February 18, 2014, the Company filed a motion for new trial and a motion to vacate the judgment. The court denied these motions on March 24, 2014. On March 28, 2014, the Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. The filing of the notice of appeal effects an automatic stay of the judgment without the requirement to post a bond. The appeal is fully briefed, and the parties are waiting for the Sixth District Court of Appeal to set a date for oral argument. The date for oral argument is at the discretion of the Sixth District Court of Appeal. The Company expects the Sixth District Court of Appeal to issue its ruling within 90 days following oral argument. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence. The Company has had a favorable history with respect to lead pigment and lead-based paint litigation, particularly other public nuisance litigation, and accordingly, the Company believes that it is not probable that a loss has occurred and it is not possible to estimate the range of potential loss with respect to the case.

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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On April 8, 2014, defendants filed a petition requesting the Wisconsin Court of Appeal to hear the issue as an interlocutory appeal. On August 21, 2014, the Wisconsin Court of Appeal granted defendants' petition.
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

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On August 7, 2014, the case was removed by Avisep and Bevisep to the United States District Court for the Southern District of New York. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. On June 1, 2015, Avisep and Bevisep filed their statement of claim in the arbitration alleging damages of approximately $85 million. The Company continues to believe that the claims are without merit and will continue to vigorously defend against such claims.

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

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Provisions for environmental matters - net	$10,510	$259	$11,560	$(175)
(Gain) loss on disposition of assets	(539)	511	(3,262)	373
Total	$9,971	$770	$8,298	$198
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend and royalty income	$(1,039)	$(1,195)	$(2,120)	$(2,246)
Net expense from financing activities	2,197	2,547	5,164	5,469
Foreign currency transaction related losses (gains)	1,722	(1,830)	2,860	1,028
Other income	(4,843)	(6,973)	(10,340)	(13,279)
Other expense	2,640	2,304	4,868	4,384
Total	$677	$(5,147)	$432	$(4,644)
The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.

Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no foreign currency option and forward contracts outstanding at June 30, 2015 and 2014.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 31.1 percent and 31.3 percent for the second quarter and first six months of 2015, respectively, compared to 32.1 percent and 31.6 percent for the second quarter and first six months of 2014, respectively. The decrease in the effective tax rate for the second quarter of 2015 compared to 2014 was primarily due to the recognition of previously unrecognized tax benefits.
At December 31, 2014, the Company had $31.6 million in unrecognized tax benefits, the recognition of which would have had an effect of $28.2 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2014 was $4.4 million related to tax positions for which it was reasonably possible that the total amounts could significantly change during the next twelve months. During the first six months of 2015, the Company recognized tax benefits related to partnership investments and the completion of IRS audits of the Company's U.S. income tax returns for the 2010, 2011 and 2012 tax years. At June 30, 2015, the Company had $25.3 million in unrecognized tax benefits, the recognition of which would have an effect of $22.2 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at June 30, 2015 was $1.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount primarily relates to expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2014, the Company had accrued $5.7 million for the potential payment of income tax interest and penalties. There were no significant changes to these balances during the first six months of 2015.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of June 30, 2015, there are no examinations being conducted by the IRS, however, the Company is still open for examination for the 2013 and 2014 tax years.
As of June 30, 2015, the Company is subject to non-U.S. income tax examinations for the tax years of 2007 through 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2014.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic
Average common shares outstanding	92,260,367	96,599,869	92,500,213	97,716,539

Net income	$349,937	$291,447	$481,341	$406,904
Less net income allocated to unvested restricted shares	(1,539)	(1,722)	(2,014)	(2,245)
Net income allocated to common shares	$348,398	$289,725	$479,327	$404,659
Basic net income per common share	$3.78	$3.00	$5.18	$4.14

Diluted
Average common shares outstanding	92,260,367	96,599,869	92,500,213	97,716,539
Stock options and other contingently issuable shares (1)	1,864,328	1,942,040	1,926,978	1,972,018
Average common shares outstanding assuming dilution	94,124,695	98,541,909	94,427,191	99,688,557

Net income	$349,937	$291,447	$481,341	$406,904
Less net income allocated to unvested restricted shares
assuming dilution	(1,510)	(1,690)	(1,977)	(2,205)
Net income allocated to common shares assuming
dilution	$348,427	$289,757	$479,364	$404,699
Diluted net income per common share	$3.70	$2.94	$5.08	$4.06

(1)
Stock options and other contingently issuable shares excluded 21,243 shares due to their anti-dilutive effect for the three and six months ended June 30, 2015. Stock options and other contingently issuable shares excluded 2,932 shares for the six months ended June 30, 2014. There were no options excluded due to their anti-dilutive effect for the three months ended June 30, 2014.

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

(Thousands of dollars)	Three Months Ended June 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,984,985	$490,042	$505,767	$150,068	$1,277	$3,132,139
Intersegment transfers		768,663	1,188	10,484	(780,335)
Total net sales and intersegment transfers	$1,984,985	$1,258,705	$506,955	$160,552	$(779,058)	$3,132,139

Segment profit	$433,381	$114,247	$57,268	$4,031		$608,927
Interest expense					$(12,885)	(12,885)
Administrative expenses and other					(88,260)	(88,260)
Income before income taxes	$433,381	$114,247	$57,268	$4,031	$(101,145)	$507,782

	Three Months Ended June 30, 2014
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,882,592	$433,356	$544,597	$181,221	$1,229	$3,042,995
Intersegment transfers		766,080	2,202	9,927	(778,209)
Total net sales and intersegment transfers	$1,882,592	$1,199,436	$546,799	$191,148	$(776,980)	$3,042,995

Segment profit	$375,857	$92,488	$54,865	$5,660		$528,870
Interest expense					$(16,374)	(16,374)
Administrative expenses and other					(83,266)	(83,266)
Income before income taxes	$375,857	$92,488	$54,865	$5,660	$(99,640)	$429,230

	Six Months Ended June 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,446,490	$841,732	$975,323	$316,299	$2,579	$5,582,423
Intersegment transfers		1,376,201	2,962	20,553	(1,399,716)
Total net sales and intersegment transfers	$3,446,490	$2,217,933	$978,285	$336,852	$(1,397,137)	$5,582,423

Segment profit	$609,957	$169,653	$96,168	$13,531		$889,309
Interest expense					$(25,236)	(25,236)
Administrative expenses and other					(163,050)	(163,050)
Income before income taxes	$609,957	$169,653	$96,168	$13,531	$(188,286)	$701,023

	Six Months Ended June 30, 2014
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,242,595	$758,655	$1,042,236	$363,609	$2,456	$5,409,551
Intersegment transfers		1,312,642	3,615	20,049	(1,336,306)
Total net sales and intersegment transfers	$3,242,595	$2,071,297	$1,045,851	$383,658	$(1,333,850)	$5,409,551

Segment profit	$522,122	$143,576	$101,342	$15,647		$782,687
Interest expense					$(32,768)	(32,768)
Administrative expenses and other					(154,612)	(154,612)
Income before income taxes	$522,122	$143,576	$101,342	$15,647	$(187,380)	$595,307
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $476.8 million and $22.4 million, respectively, for the second quarter of 2015, and $576.7 million and $39.9 million, respectively, for the second quarter of 2014. Net external sales and segment profit of these subsidiaries were $933.3 million and $40.7 million, respectively, for the first six months of 2015, and $1.106 billion and $72.6 million, respectively, for the first six months of 2014. Long-lived assets of these subsidiaries totaled $521.0 million and $614.6 million at June 30, 2015 and June 30, 2014, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$24,749	$1,733	$23,016
Liabilities:
Deferred compensation plan liability (2)	$34,074	$34,074

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $24,590.

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

(Thousands of dollars)	June 30, 2015		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,121,041	$1,129,742	$1,620,784	$1,654,524
Non-traded debt	4,894	4,659	3,761	3,558

On July 16, 2015, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc. (SW Canada), Sherwin-Williams Luxembourg S.à r.l. (SW Lux) and Sherwin-Williams UK Holding Limited, entered into a new five-year $1.35 billion credit agreement. The credit agreement will be used for general corporate purposes, including the financing of working capital requirements. The credit agreement replaces the existing credit agreements for each of the Company, SW Canada and SW Lux, dated July 8, 2011, June 29, 2012 and September 19, 2012, as amended, respectively. The credit agreement allows the Company to extend the maturity of the facility with two one-year extension options and to increase the aggregate amount of the facility to $1.85 billion, both of which are subject to the discretion of each lender.
NOTE 16—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the

Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $227.0 million and $245.3 million at June 30, 2015 and 2014, respectively. The liability for estimated future capital contributions to the investments was $191.5 million and $217.7 million at June 30, 2015 and 2014, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2015 primarily due to improved operating results in our Paint Stores and Consumer Groups. Net working capital decreased $734.9 million at June 30, 2015 compared to the end of the second quarter of 2014 due to a significant increase in current liabilities and a decrease in current assets. Short-term borrowings increased $1.095 billion, Current portion of long-term debt decreased $498.9 million resulting from the 3.125% Senior Notes becoming due in 2014, and cash and cash equivalents decreased $192.1 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $17.4 million in the first six months of 2015 to a cash source of $349.0 million from a cash source of $331.6 million in 2014 primarily due to improved operating results in the core business.
Consolidated net sales increased 2.9 percent in the second quarter of 2015 to $3.132 billion from $3.043 billion in the second quarter of 2014 and increased 3.2 percent in the first six months of 2015 to $5.582 billion from $5.410 billion in the first six months of 2014 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter to 48.8 percent from 46.3 percent in 2014 and increased to 47.7 percent from 45.8 percent in the first six months due primarily to increased paint volume and improved operating efficiency. Selling, general and administrative expenses (SG&A) increased slightly as a percent of consolidated net sales to 31.9 percent from 31.8 percent in the second quarter of 2014 and increased slightly to 34.5 percent from 34.3 percent in the first six months primarily due to timing of net new store openings and expenses related to the launch of a new paint program at a national retailer. Interest expense decreased $3.5 million in the second quarter and decreased $7.5 million in the first six months of 2015 due to lower short-term borrowing rates versus long-term borrowing rates. The effective income tax rate for the second quarter of 2015 was 31.1 percent compared to 32.1 percent in 2014 and the rate for the first six months of 2015 was 31.3 percent compared to 31.6 percent in 2014. Diluted net income per common share increased to $3.70 per share for the second quarter of 2015 from $2.94 per share a year ago and increased to $5.08 per share from $4.06 per share in the first six months.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the first six months of 2015 primarily due to improved operating results in our Paint Stores and Consumer Groups. Net working capital decreased $734.9 million at June 30, 2015 compared to the end of the second quarter of 2014 due to a significant increase in current liabilities and a significant decrease in current assets. Cash and cash equivalents decreased $192.1 million, primarily due to treasury stock purchases, partially offset by an increase in accounts receivable of $51.2 million and an increase in inventories of $40.8 million. Short-term borrowings increased $1.095 billion, primarily due to the retirement of long-term debt and increased cash needed to fund working capital requirements for the first half of the year. Accounts payable increased $9.3 million and all other current liabilities increased $27.0 million from June 30, 2014 while current portion of long-term debt decreased $498.9 million resulting from the 3.125% Senior Notes becoming due in 2014. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first six months of 2015, accounts receivable increased $323.5 million when normal seasonal trends typically require significant growth in this category and inventories increased $98.4 million. Accounts payable increased $211.7 million, primarily due to the seasonal increase in need for working capital, and all other current liabilities decreased $15.0 million, primarily due to timing of tax payments, while short-term borrowings increased $479.8 million, primarily due to treasury stock purchases. The Company’s current ratio was 0.90 at June 30, 2015 compared to 1.14 at June 30, 2014 and 0.96 at December 31, 2014. Total debt at June 30, 2015 increased $595.9 million to $2.285 billion from $1.689 billion at June 30, 2014 and increased as a percentage of total capitalization to 75.1 percent from 52.6 percent at the end of the second quarter last year. Total debt increased $479.8 million from December 31, 2014 and increased as a percentage of total capitalization from 64.4 percent to 75.1 percent. At June 30, 2015, the Company had remaining borrowing ability of $1,128.4 million. Net operating cash improved $17.4 million in the first six months of 2015 to a cash source of $349.0 million from a cash source of $331.6 million in 2014. In the twelve month period from July 1, 2014 through June 30, 2015, the Company generated net operating cash of $1.099 billion, used $307.1 million in investing activities, and used $965.6 million in financing activities. In that same period, the Company invested $221.2 million in capital additions and improvements, increased total debt by $609.5 million, purchased $1.503 billion in treasury stock and paid $231.7 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $34.3 million during the first six months of 2015. Cash and cash equivalents on hand and increased short-term borrowings funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $87.5 million, payments of cash dividends of $125.3 million, and treasury stock purchases of $679.4 million. At June 30, 2015, the Company’s current ratio was 0.90 compared to 0.96 at December 31, 2014 and 1.14 a year ago. The decrease resulted primarily from the increase in short-term debt.
Goodwill and intangible assets decreased $21.9 million from December 31, 2014 and decreased $56.0 million from June 30, 2014. The net decrease during the first six months of 2015 was due to amortization of $13.7 million and foreign currency translation of $9.9 million partially offset by capitalization of software of $1.8 million. The net decrease over the twelve month period from June 30, 2014 resulted from amortization of $28.4 million and foreign currency translation of $33.6 million partially offset by capitalization of software of $6.0 million. See Note 4, on pages 48 and 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $1.5 million during the first six months of 2015 and decreased $52.9 million from June 30, 2014. The decrease in the last twelve months was due primarily to increased projected benefit obligations resulting from changes in actuarial assumptions partially offset by increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 52 through 57, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s benefit plan assets.
Other assets at June 30, 2015 increased $26.3 million in the first six months of 2015 and increased $6.6 million from a year ago. The net increase during the first six months of 2015 was primarily related to long-term deposits and increased other investments.
Net property, plant and equipment decreased $15.7 million in the first six months of 2015 and decreased $1.0 million in the twelve months since June 30, 2014. The decrease in the first six months was primarily due to depreciation expense of $84.6 million, sale or disposition of fixed assets of $4.8 million and changes in currency translation rates of $13.8 million partially offset by capital expenditures of $87.5 million. Since June 30, 2014, depreciation expense of $170.2 million, changes in currency translation rates of $39.8 million and dispositions or sale of assets with remaining net book value of $8.2 million were partially offset by capital expenditures of $221.2 million. Capital expenditures during the first six months of 2015 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and information systems hardware in the Administrative Segment.
There were $725.2 million in borrowings outstanding under the Company's domestic commercial paper program at June 30, 2015 with a weighted-average interest rate of 0.3 percent. Borrowings outstanding under short-term revolving and letter of credit agreements at June 30, 2015 were $400.0 million with a weighted-average interest rate of 0.9 percent. Short-term borrowings outstanding under various foreign programs at June 30, 2015 were $34.1 million with a weighted average interest rate of 4.9 percent. The Company had unused capacity of $324.8 million at June 30, 2015 under the commercial paper program that is backed by the Company’s revolving credit agreement. There were no significant changes in long-term debt during the second quarter of 2015. See Note 7, on page 58, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2014 and increased $7.6 million from June 30, 2014. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions partially offset by favorable claims experience. See Note 6, on pages 52 through 57, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at June 30, 2015 decreased $10.6 million in the first six months of 2015 primarily due to a decrease in non-current deferred tax liabilities, and decreased $78.6 million from a year ago primarily due to a decrease in long-term commitments related to affordable housing and historic renovation real estate properties and non-current deferred tax liabilities, partially offset by an increase in accruals for extended environmental-related liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2015. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2015. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $479.8 million to $1.159 billion at June 30, 2015 from $679.4 million at December 31, 2014. Total long-term debt was $1.126 billion at June 30, 2015 and December 31, 2014 and decreased $498.6 million from $1.625 billion at June 30, 2014. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter of 2015 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Changes to the Company’s accrual for product warranty claims in the first six months of 2015 are disclosed in Note 5.
Litigation
See Note 9 for information concerning litigation.

Shareholders’ Equity
Shareholders’ equity decreased $239.1 million to $757.3 million at June 30, 2015 from $996.5 million at December 31, 2014 and decreased $767.6 million from $1.525 billion at June 30, 2014. The decrease in Shareholders’ equity for the first six months of 2015 resulted primarily from purchases of treasury stock of $679.4 million, cash dividends paid on common stock of $125.3 million, and an increase in Cumulative other comprehensive loss of $44.7 million partially offset by net income of $481.3 million and an increase in Other capital of $161.6 million, resulting primarily from stock option exercises. Since June 30, 2014, purchases of treasury stock for $1.503 billion, cash dividends paid on common stock of $231.7 million, and an increase in Cumulative other comprehensive loss of $201.1 million more than offset increases from net income of $940.3 million and an increase in Other capital of $260.4 million in twelve months. During the first six months of 2015, the Company purchased 2.25 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 5.85 million shares of its common stock since June 30, 2014 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2015 to purchase 2.98 million shares of its common stock. At a meeting held on February 18, 2015, the Board of Directors increased the quarterly cash dividend from $.55 per common share to $.67 per common share. This quarterly dividend will result in an annual dividend for 2015 of $2.68 per common share or a 30.5 percent payout of 2014 diluted net income per common share.
Cash Flow
Net operating cash improved $17.4 million in the first six months of 2015 to a cash source of $349.0 million from a cash source of $331.6 million in 2014 primarily due to an increase in net income of $74.4 million partially offset by increases in cash used for working capital. Net investing cash usage decreased $3.0 million in the first six months of 2015 to a usage of $81.0 million from a usage of $84.0 million in 2014 primarily due to decreased cash used for other investments and increased proceeds from sale of long-term assets partially offset by higher capital expenditures. Net financing cash usage decreased $501.5 million to a usage of $224.2 million in the first six months of 2015 from a usage of $725.7 million in 2014 primarily due to net increases in short-term borrowings of $516.6 million partially offset by increases in treasury stock purchases of $14.0 million in the first six months of 2015. In the twelve month period from July 1, 2014 through June 30, 2015, the Company generated net operating cash of $1.099 billion, used $307.1 million in investing activities and used $965.6 million in financing activities. In that same period, the Company invested $221.2 million in capital additions and improvements, made payments on total debt of $499.9 million, increased short-term borrowings by $1.108 billion, purchased $1.503 billion in treasury stock and paid $231.7 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first six months of 2015, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2015, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 58, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the second quarter and first six months:

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Net Sales:
Paint Stores Group	$1,984,985	$1,882,592	5.4%	$3,446,490	$3,242,595	6.3%
Consumer Group	490,042	433,356	13.1%	841,732	758,655	11.0%
Global Finishes Group	505,767	544,597	-7.1%	975,323	1,042,236	-6.4%
Latin America Coatings Group	150,068	181,221	-17.2%	316,299	363,609	-13.0%
Administrative	1,277	1,229	3.9%	2,579	2,456	5.0%
Total	$3,132,139	$3,042,995	2.9%	$5,582,423	$5,409,551	3.2%

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Income Before Income Taxes:
Paint Stores Group	$433,381	$375,857	15.3%	$609,957	$522,122	16.8%
Consumer Group	114,247	92,488	23.5%	169,653	143,576	18.2%
Global Finishes Group	57,268	54,865	4.4%	96,168	101,342	-5.1%
Latin America Coatings Group	4,031	5,660	-28.8%	13,531	15,647	-13.5%
Administrative	(101,145)	(99,640)	-1.5%	(188,286)	(187,380)	-0.5%
Total	$507,782	$429,230	18.3%	$701,023	$595,307	17.8%
Consolidated net sales increased in the second quarter and first six months of 2015 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups, partially offset by unfavorable currency translation rate changes that decreased consolidated net sales 3.0 percent in the quarter and first six months.
Net sales of all consolidated foreign subsidiaries were down 17.3 percent to $476.8 million in the quarter and down 15.6 percent to $933.3 million in the first six months versus $576.7 million and $1.106 billion in the same periods last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter and first six months was due primarily to a 14.6 percent negative impact and a 13.8 percent negative impact of foreign translation rate changes, respectively. Net sales of all operations other than consolidated foreign subsidiaries were up 7.7 percent to $2.655 billion in the quarter and up 8.0 percent to $4.649 billion in the first six months as compared to $2.466 billion and $4.304 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the second quarter and first six months due primarily to higher architectural paint sales volume. Net sales from stores open for more than twelve calendar months increased 3.9 percent in the quarter and increased 5.0 percent in the first six months compared to last year’s comparable periods. Sales of non-paint products increased by 8.3 percent over last year's second quarter and increased by 8.8 percent over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the second quarter and first six months due primarily to the new paint program launch at a national retailer. Net sales in the Global Finishes Group stated in U.S. dollars decreased in the second quarter and first six months due primarily to unfavorable currency translation rate changes, which decreased net sales by 7.7 percent in the quarter and 7.3 percent in the first six months. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the second quarter and first six months, which can primarily be attributed to unfavorable currency translation rate changes partially offset by selling price increases. Currency translation rate changes decreased net sales by 17.4 percent in the quarter and decreased net sales by 15.6 percent in the first six months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the second quarter and first six months.
Consolidated gross profit increased $120.3 million in the second quarter and increased $186.9 million in the first six months of 2015 compared to the same periods in 2014. As a percent of sales, consolidated gross profit increased to 48.8 percent in the quarter from 46.3 percent in the second quarter of 2014 and improved to 47.7 percent in the first six months of 2015 from 45.8 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume.

The Paint Stores Group’s gross profit was higher than last year by $85.8 million in the second quarter and was higher than last year by $142.3 million in the first six months due to higher paint sales volume. The Paint Stores Group’s gross profit margins increased in the quarter and first six months compared to the same periods last year for that same reason. The Consumer Group’s gross profit increased by $45.5 million in the quarter and increased by $71.8 million in the first six months compared to the same periods last year primarily due to increased sales volume and improved manufacturing volumes and operating efficiency. The Consumer Group's gross profit margins increased as a percent of sales for the second quarter and first six months compared to the same periods last year for those same reasons. The Global Finishes Group’s gross profit decreased $5.4 million in the second quarter and decreased $18.7 million in the first six months compared to the same periods last year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes and decreased international sales. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and up as a percent of sales in the first six months compared to the same periods last year due primarily to increased domestic sales. The Latin America Coatings Group’s gross profit decreased by $5.8 million in the second quarter and decreased by $11.0 million in the first six months from the same periods in the prior year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes. The Administrative segment’s gross profit increased by $0.3 million in the second quarter and increased by $2.5 million in the first six months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $30.0 million in the second quarter and increased $75.2 million in the first six months of 2015 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from a new paint program launch at a national retailer. As a percent of sales, consolidated SG&A increased slightly to 31.9 percent in the quarter and increased slightly to 34.5 percent in the first six months of 2015 from 31.8 percent in the second quarter and 34.3 percent in the first six months of 2014 primarily due to those same reasons.
The Paint Stores Group’s SG&A increased $28.6 million in the second quarter and increased $55.0 million in the first six months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $23.4 million in the quarter and increased $45.6 million in the first six months compared to the same periods last year primarily due to a new paint program launch at a national retailer. The Global Finishes Group’s SG&A decreased $10.2 million in the quarter and decreased $16.0 million in the first six months primarily due to currency translation rate changes and $4.3 million charged to SG&A in the second quarter 2014 related to the exit of business in Venezuela. The Latin America Coatings Group’s SG&A decreased $7.7 million in the second quarter and decreased $10.5 million in the first six months due to currency translation rate changes partially offset by timing of spending. The Administrative segment’s SG&A decreased $4.1 million in the second quarter and increased $1.0 million in the first six months primarily due to timing of spending.
Other general expense—net increased $9.2 million in the second quarter and increased $8.1 million in the first six months primarily due to increased provisions for environmental expenses in the Administrative segment.
Other expense (income) —net increased $5.8 million in the second quarter and increased $5.1 million in the first six months primarily due to increased foreign currency transaction losses and reduced miscellaneous income in both the Global Finishes and Latin America Coatings Groups.
Consolidated income before income taxes increased $78.6 million in the second quarter and increased $105.7 million in the first six months due to higher segment profits in Paint Stores and Consumer Groups. Segment profits in Global Finishes Group were slightly better for the second quarter and slightly worse for the first six months while segment profits in Latin America Coatings Group were lower for both the second quarter and first six months.
The effective income tax rate of 31.1 percent for the second quarter of 2015 was lower than the 32.1 percent effective income tax rate for the second quarter of 2014 primarily due to an increase in miscellaneous discrete tax benefits reflected in the second quarter of 2015 compared to second quarter of 2014. The effective income tax rate of 31.3 percent for the first six months of 2015 was lower than the 31.6 percent effective income tax rate for the first six months of 2014 primarily due to those same reasons.
Net income for the quarter increased $58.5 million to $349.9 million from $291.4 million in the second quarter of 2014 and increased $74.4 million to $481.3 million from $406.9 million in the first six months of 2014. Diluted net income per common share increased 25.9 percent from $2.94 per share in the second quarter of 2014 to $3.70 per share in the second quarter of 2015. Diluted net income per common share increased 25.1 percent from $4.06 per share in the first six months of 2014 to $5.08 per share in the first six months of 2015.
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

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$349,937	$291,447	$481,341	$406,904
Interest expense	12,885	16,374	25,236	32,768
Income taxes	157,845	137,783	219,682	188,403
Depreciation	42,081	42,105	84,581	83,513
Amortization	6,815	7,594	13,720	15,146
EBITDA	$569,563	$495,303	$824,560	$726,734

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)				3,225,000
Employee transactions (2)	1,675	$285.44		NA

May 1 - May 31
Share repurchase program (1)	235,000	$256.15	235,000	2,990,000

June 1 - June 30
Share repurchase program (1)	15,000	$289.58	15,000	2,975,000
Total
Share repurchase program (1)	250,000	$258.15	250,000	2,975,000
Employee transactions (2)	1,675	285.44		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at June 30, 2015 to purchase 2,975,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the six months ended June 30, 2015, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

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

THE SHERWIN-WILLIAMS COMPANY

July 22, 2015	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President-Corporate Controller

July 22, 2015	By:	/s/ Catherine M. Kilbane
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