Form 10-Q
period 2015-09-30
SHERWIN WILLIAMS CO
filed 2015-10-29
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2015
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
Common Stock, $1.00 Par Value – 93,100,515 shares as of September 30, 2015.

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
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$3,152,285	$3,150,570	$8,734,708	$8,560,121
Cost of goods sold	1,577,733	1,679,615	4,497,721	4,613,612
Gross profit	1,574,552	1,470,955	4,236,987	3,946,509
Percent to net sales	49.9%	46.7%	48.5%	46.1%
Selling, general and administrative expenses	993,625	984,366	2,922,046	2,837,637
Percent to net sales	31.5%	31.2%	33.5%	33.1%
Other general expense - net	9,117	11,873	17,415	12,071
Interest expense	16,995	16,025	42,231	48,793
Interest and net investment income	32	(764)	(943)	(2,110)
Other expense (income) - net	4,061	(14,593)	4,493	(19,237)
Income before income taxes	550,722	474,048	1,251,745	1,069,355
Income taxes	176,231	147,808	395,913	336,211
Net income	$374,491	$326,240	$855,832	$733,144
Net income per common share:
Basic	$4.04	$3.42	$9.22	$7.53
Diluted	$3.97	$3.35	$9.04	$7.39
Average shares outstanding - basic	92,196,458	94,800,191	92,398,962	96,744,423
Average shares and equivalents outstanding - diluted	93,894,872	96,714,043	94,263,333	98,670,999
Comprehensive income	$321,738	$269,970	$758,373	$682,402

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2015	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$91,029	$40,732	$261,346
Accounts receivable, less allowance	1,413,946	1,130,565	1,408,967
Inventories:
Finished goods	871,008	841,784	866,908
Work in process and raw materials	181,822	191,743	179,734
	1,052,830	1,033,527	1,046,642
Deferred income taxes	107,063	109,087	101,815
Other current assets	259,368	252,869	260,965
Total current assets	2,924,236	2,566,780	3,079,735
Goodwill	1,146,726	1,158,346	1,167,047
Intangible assets	265,113	289,127	295,251
Deferred pension assets	252,188	250,144	304,207
Other assets	498,593	420,625	457,480
Property, plant and equipment:
Land	120,140	125,691	129,309
Buildings	694,121	698,202	703,351
Machinery and equipment	1,965,773	1,952,037	1,916,091
Construction in progress	82,672	59,330	48,360
	2,862,706	2,835,260	2,797,111
Less allowances for depreciation	1,847,539	1,814,230	1,783,826
	1,015,167	1,021,030	1,013,285
Total Assets	$6,102,023	$5,706,052	$6,317,005

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$36,805	$679,436	$55,621
Accounts payable	1,216,342	1,042,182	1,266,167
Compensation and taxes withheld	330,144	360,458	344,815
Accrued taxes	187,904	86,744	192,464
Current portion of long-term debt	3,183	3,265	502,278
Other accruals	519,818	508,581	507,037
Total current liabilities	2,294,196	2,680,666	2,868,382
Long-term debt	1,920,150	1,122,715	1,122,699
Postretirement benefits other than pensions	280,530	277,892	273,706
Other long-term liabilities	630,982	628,309	700,282
Shareholders’ equity:
Common stock—$1.00 par value:
93,100,515, 94,704,173 and 95,997,693 shares outstanding
at September 30, 2015, December 31, 2014 and September 30, 2014, respectively	115,613	114,525	114,211
Other capital	2,287,106	2,079,639	2,019,493
Retained earnings	3,093,265	2,424,674	2,345,016
Treasury stock, at cost	(3,950,402)	(3,150,410)	(2,754,998)
Cumulative other comprehensive loss	(569,417)	(471,958)	(371,786)
Total shareholders' equity	976,165	996,470	1,351,936
Total Liabilities and Shareholders’ Equity	$6,102,023	$5,706,052	$6,317,005

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net income	$855,832	$733,144
Adjustments to reconcile net income to net operating cash:
Depreciation	126,972	125,761
Amortization of intangible assets	19,969	22,611
Stock-based compensation expense	47,838	43,813
Provisions for qualified exit costs	7,488	10,229
Provisions for environmental-related matters	18,688	11,034
Defined benefit pension plans net cost	5,365	5,440
Net increase in postretirement liability	(111)	4,455
Other	3,895	1,214
Change in working capital accounts - net	(107,833)	(58,866)
Costs incurred for environmental-related matters	(8,151)	(7,018)
Costs incurred for qualified exit costs	(5,822)	(8,726)
Other	(61,626)	(1,781)
Net operating cash	902,504	881,310

INVESTING ACTIVITIES
Capital expenditures	(157,990)	(135,903)
Proceeds from sale of assets	11,159	1,037
Increase in other investments	(14,946)	(30,677)
Net investing cash	(161,777)	(165,543)

FINANCING ACTIVITIES
Net decrease in short-term borrowings	(634,315)	(35,947)
Proceeds from long-term debt	797,460	—
Payments of long-term debt	—	(290)
Payments of cash dividends	(187,242)	(162,178)
Proceeds from stock options exercised	74,020	73,192
Income tax effect of stock-based compensation exercises and vesting	86,801	56,197
Treasury stock purchased	(766,087)	(1,094,070)
Other	(42,027)	(23,397)
Net financing cash	(671,390)	(1,186,493)

Effect of exchange rate changes on cash	(19,040)	(12,817)
Net increase (decrease) in cash and cash equivalents	50,297	(483,543)
Cash and cash equivalents at beginning of year	40,732	744,889
Cash and cash equivalents at end of period	$91,029	$261,346

Income taxes paid	$235,838	$173,430
Interest paid	33,992	44,055

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2015 and 2014
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
There have been no significant changes in critical accounting policies since December 31, 2014. Accounting estimates were revised as necessary during the first nine months of 2015 based on new information and changes in facts and circumstances. Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.
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
The consolidated results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
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
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015, and retrospective presentation is required. The Company will adopt ASU No. 2015-03 as required. The ASU will not have a material effect on the Company's results of operations, financial condition or liquidity.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The issuance of ASU No. 2015-14 in August 2015 delays the effective date of the standard to interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2015 and 2014 were $.67 per common share and $.55 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the nine months ended September 30, 2015 and 2014:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2014	$(354,384)	$(118,167)	$593	$(471,958)
Other comprehensive loss before reclassifications(1)	(98,120)		(1,557)	(99,677)
Amounts reclassified from other comprehensive (loss) income(2)		1,734	484	2,218
Net other comprehensive (loss) income	(98,120)	1,734	(1,073)	(97,459)
Balance at September 30, 2015	$(452,504)	$(116,433)	$(480)	$(569,417)

(1) Net of taxes of $966 for unrealized net losses on available-for-sale securities.
(2) Net of taxes of $(593) for net actuarial losses and prior service costs recognized for employee benefit plans and $(303) for realized losses on the sale of available-for-sale securities.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Net Actuarial (Losses) Gains and Prior Service Costs Recognized for Employee Benefit Plans	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2013	$(250,942)	$(70,611)	$509	$(321,044)
Other comprehensive (loss) income before reclassifications(3)	(52,206)	(570)	616	(52,160)
Amounts reclassified from other comprehensive (loss) income (4)		1,512	(94)	1,418
Net other comprehensive (loss) income	(52,206)	942	522	(50,742)
Balance at September 30, 2014	$(303,148)	$(69,669)	$1,031	$(371,786)

(3) Net of taxes of $244 for net actuarial losses and prior service costs recognized for employee benefit plans and $(387) for unrealized net gains on available-for-sale securities.
(4) Net of taxes of $(556) for net actuarial losses and prior service costs recognized for employee benefit plans and $59 for realized gains on the sale of available-for-sale securities.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2015 and 2014, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2015	2014
Balance at January 1	$27,723	$26,755
Charges to expense	28,021	25,250
Settlements	(27,182)	(26,297)
Balance at September 30	$28,562	$25,708
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
In the nine months ended September 30, 2015, twenty-three stores in the Paint Stores Group, three branches in the Global Finishes Group and two stores in the Latin America Coatings Group were closed due to lower demand or redundancy. In addition, the Global Finishes Group exited a business in Europe.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2015:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2014	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at September 30, 2015
Paint Stores Group stores shutdown in 2015:
Other qualified exit costs		$25		$25
Global Finishes Group exit of a business in 2015:
Severance and related costs		1,257		1,257
Other qualified exit costs		4,515		4,515
Paint Stores Group stores shutdown in 2014:
Other qualified exit costs	$280	142	$(168)	254
Consumer Group facilities shutdown in 2014:
Severance and related costs	2,732	1,223	(3,386)	569
Other qualified exit costs	781		(601)	180
Global Finishes Group exit of business in 2014:
Severance and related costs	104	326		430
Other qualified exit costs	1,080		(564)	516
Paint Stores Group facility shutdown in 2013:
Severance and related costs	654		(632)	22
Other qualified exit costs	1,205		(273)	932
Global Finishes Group stores shutdown in 2013:
Severance and related costs	28		(28)
Other qualified exit costs for facilities shutdown prior to 2013	1,652		(170)	1,482
Totals	$8,516	$7,488	$(5,822)	$10,182
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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2015	2014	2015	2014	2015	2014
Three Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$5,754	$5,636	$1,326	$1,547	$621	$609
Interest cost	6,236	6,526	2,271	2,695	2,795	3,195
Expected return on assets	(13,023)	(12,666)	(2,431)	(2,739)
Amortization of:
Prior service cost (credit)	327	459			(1,132)	(126)
Actuarial loss	844		485	356	253
Net periodic benefit cost (credit)	$138	$(45)	$1,651	$1,859	$2,537	$3,678

Nine Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$17,263	$16,910	$3,976	$4,642	$1,863	$1,826
Interest cost	18,710	19,577	6,813	8,083	8,386	9,586
Expected return on assets	(39,071)	(37,997)	(7,292)	(8,219)
Amortization of:
Prior service cost (credit)	982	1,377			(3,396)	(377)
Actuarial loss	2,530		1,454	1,067	759
Net periodic benefit cost (credit)	$414	$(133)	$4,951	$5,573	$7,612	$11,035
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2015, the unaccrued maximum of the estimated range of possible outcomes is $90.5 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2015 and 2014 were accruals for extended environmental-related activities of $126.4 million and $92.8 million, respectively. Estimated costs of current investigation and remediation activities of $16.9 million and $15.4 million are included in Other accruals at September 30, 2015 and 2014, respectively.
Two of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2015. At September 30, 2015, $91.8 million, or 64.1 percent of the total accrual, related directly to these two sites. In the aggregate unaccrued maximum of $90.5 million at September 30, 2015, $60.1 million, or 66.5 percent, related to the two manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On August 7, 2014, the case was removed by Avisep and Bevisep to the United States District Court for the Southern District of New York. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. On June 1, 2015, Avisep and Bevisep filed their statement of claim in the arbitration alleging damages of approximately $85 million. On August 31, 2015, the Company filed its memorial in support of its statement of defense in the arbitration. The hearing on the merits in the arbitration is currently scheduled to begin in April 2016. The Company continues to believe that the claims are without merit and will continue to vigorously defend against such claims.

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

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provisions for environmental matters - net	$7,128	$11,209	$18,688	$11,034
Loss (gain) on disposition of assets	1,989	664	(1,273)	1,037
Total	$9,117	$11,873	$17,415	$12,071
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend and royalty income	$(313)	$(1,287)	$(2,433)	$(3,533)
Net expense from financing activities	3,223	2,706	8,387	8,175
Foreign currency transaction related losses (gains)	4,100	(481)	6,960	547
Other income	(4,682)	(18,657)	(15,022)	(31,936)
Other expense	1,733	3,126	6,601	7,510
Total	$4,061	$(14,593)	$4,493	$(19,237)

The net expense from financing activities includes the net expense relating to the change in the Company’s financing fees.
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at September 30, 2015 and 2014.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 32.0 percent and 31.6 percent for the third quarter and first nine months of 2015, respectively, compared to 31.2 percent and 31.4 percent for the third quarter and first nine months of 2014, respectively. The major components of the Company's effective tax rate were consistent for the third quarter and first nine months of 2015 compared to 2014.
At December 31, 2014, the Company had $31.6 million in unrecognized tax benefits, the recognition of which would have had an effect of $28.2 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2014 was $4.4 million related to tax positions for which it was reasonably possible that the total amounts could significantly change during the next twelve months. During the first six months of 2015, the Company recognized tax benefits related to partnership investments and the completion of IRS audits of the Company's U.S. income tax returns for the 2010, 2011 and 2012 tax years. The Company recorded additional unrecognized tax benefits in the third quarter of 2015 related to various ongoing audit issues for open tax examination years. At September 30, 2015, the Company had $30.0 million in unrecognized tax benefits, the recognition of which would have an effect of $26.2 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at September 30, 2015 was $1.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount primarily relates to expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2014, the Company had accrued $5.7 million for the potential payment of income tax interest and penalties. There were no significant changes to these balances during the first nine months of 2015.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of September 30, 2015, there are no examinations being conducted by the IRS, however, the Company is still open for examination for the 2013 and 2014 tax years.
As of September 30, 2015, the Company is subject to non-U.S. income tax examinations for the tax years of 2007 through 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2014.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic
Average common shares outstanding	92,196,458	94,800,191	92,398,962	96,744,423

Net income	$374,491	$326,240	$855,832	$733,144
Less net income allocated to unvested restricted shares	(1,669)	(1,992)	(3,683)	(4,237)
Net income allocated to common shares	$372,822	$324,248	$852,149	$728,907
Basic net income per common share	$4.04	$3.42	$9.22	$7.53

Diluted
Average common shares outstanding	92,196,458	94,800,191	92,398,962	96,744,423
Stock options and other contingently issuable shares (1)	1,698,414	1,913,852	1,864,371	1,926,576
Average common shares outstanding assuming dilution	93,894,872	96,714,043	94,263,333	98,670,999

Net income	$374,491	$326,240	$855,832	$733,144
Less net income allocated to unvested restricted shares
assuming dilution	(1,641)	(1,955)	(3,618)	(4,160)
Net income allocated to common shares assuming
dilution	$372,850	$324,285	$852,214	$728,984
Diluted net income per common share	$3.97	$3.35	$9.04	$7.39

(1)
Stock options and other contingently issuable shares excluded 34,473 and 31,615 shares due to their anti-dilutive effect for the three and nine months ended September 30, 2015. Stock options and other contingently issuable shares excluded 15,885 shares for the nine months ended September 30, 2014. There were no options excluded due to their anti-dilutive effect for the three months ended September 30, 2014.

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

(Thousands of dollars)	Three Months Ended September 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,087,263	$421,633	$486,133	$156,019	$1,237	$3,152,285
Intersegment transfers		760,376	682	10,041	(771,099)
Total net sales and intersegment transfers	$2,087,263	$1,182,009	$486,815	$166,060	$(769,862)	$3,152,285

Segment profit	$507,411	$88,273	$55,133	$2,145		$652,962
Interest expense					$(16,995)	(16,995)
Administrative expenses and other					(85,245)	(85,245)
Income before income taxes	$507,411	$88,273	$55,133	$2,145	$(102,240)	$550,722

	Three Months Ended September 30, 2014
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,027,485	$385,238	$536,261	$200,367	$1,219	$3,150,570
Intersegment transfers		802,249	2,097	10,297	(814,643)
Total net sales and intersegment transfers	$2,027,485	$1,187,487	$538,358	$210,664	$(813,424)	$3,150,570

Segment profit	$431,840	$78,956	$60,751	$11,792		$583,339
Interest expense					$(16,025)	(16,025)
Administrative expenses and other					(93,266)	(93,266)
Income before income taxes	$431,840	$78,956	$60,751	$11,792	$(109,291)	$474,048

	Nine Months Ended September 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,533,753	$1,263,365	$1,461,456	$472,318	$3,816	$8,734,708
Intersegment transfers		2,136,577	3,643	30,594	(2,170,814)
Total net sales and intersegment transfers	$5,533,753	$3,399,942	$1,465,099	$502,912	$(2,166,998)	$8,734,708

Segment profit	$1,117,368	$257,926	$151,301	$15,676		$1,542,271
Interest expense					$(42,231)	(42,231)
Administrative expenses and other					(248,295)	(248,295)
Income before income taxes	$1,117,368	$257,926	$151,301	$15,676	$(290,526)	$1,251,745

	Nine Months Ended September 30, 2014
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,270,080	$1,143,893	$1,578,497	$563,975	$3,676	$8,560,121
Intersegment transfers		2,114,891	5,712	30,346	(2,150,949)
Total net sales and intersegment transfers	$5,270,080	$3,258,784	$1,584,209	$594,321	$(2,147,273)	$8,560,121

Segment profit	$953,962	$222,532	$162,093	$27,439		$1,366,026
Interest expense					$(48,793)	(48,793)
Administrative expenses and other					(247,878)	(247,878)
Income before income taxes	$953,962	$222,532	$162,093	$27,439	$(296,671)	$1,069,355
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $441.2 million and $14.3 million, respectively, for the third quarter of 2015, and $571.9 million and $25.4 million, respectively, for the third quarter of 2014. Net external sales and segment profit of these subsidiaries were $1.374 billion and $55.0 million, respectively, for the first nine months of 2015, and $1.678 billion and $70.2 million, respectively, for the first nine months of 2014. Long-lived assets of these subsidiaries totaled $491.6 million and $577.7 million at September 30, 2015 and September 30, 2014, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$22,616	$1,990	$20,626
Liabilities:
Deferred compensation plan liability (2)	$35,252	$35,252

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $24,041.

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

(Thousands of dollars)	September 30, 2015		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,918,482	$1,958,636	$1,620,856	$1,651,232
Non-traded debt	4,851	4,620	4,121	3,914

On July 28, 2015, the Company issued $400 million of 3.45% Senior Notes due 2025 and $400 million of 4.55% Senior Notes due 2045. The notes are covered under a shelf registration filed with the Securities and Exchange Commission on July 28, 2015. The proceeds will be used for general corporate purposes, including to repay a portion of the Company’s outstanding short-term borrowings.
On July 16, 2015, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc. (SW Canada), Sherwin-Williams Luxembourg S.à r.l. (SW Lux) and Sherwin-Williams UK Holding Limited, entered into a new five-year $1.350 billion credit agreement. The credit agreement is being used for general corporate purposes, including the financing of working capital requirements. The credit agreement replaced the previous credit agreements for each of the Company, SW Canada and SW Lux, dated July 8, 2011, June 29, 2012 and September 19, 2012, as amended, respectively. The credit agreement allows the Company to extend the maturity of the facility with two one-year extension options and to increase the aggregate amount of the facility to $1.850 billion, both of which are subject to the discretion of each lender.

NOTE 16—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $243.1 million and $272.3 million at September 30, 2015 and 2014, respectively. The liability for estimated future capital contributions to the investments was $187.3 million and $231.9 million at September 30, 2015 and 2014, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2015 primarily due to improved operating results in our Paint Stores and Consumer Groups. Net working capital increased $418.7 million at September 30, 2015 compared to the end of the third quarter of 2014 due to a significant decrease in current liabilities only partially offset by a significant decrease in current assets. Short-term borrowings decreased $18.8 million, current portion of long-term debt decreased $499.1 million resulting from the 3.125% Senior Notes becoming due in 2014, and cash and cash equivalents decreased $170.3 million. On July 28, 2015, the Company issued $400.0 million of 3.45% Senior Notes due 2025 and $400.0 million of 4.55% Senior Notes due 2045. The proceeds will be used for general corporate purposes, including repayment of a portion of the Company’s outstanding short-term borrowings. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $21.2 million in the first nine months of 2015 to a cash source of $902.5 million from a cash source of $881.3 million in 2014 primarily due to improved operating results in the core business.
Consolidated net sales increased 0.1 percent in the third quarter of 2015 to $3.152 billion from $3.151 billion in the third quarter of 2014 and increased 2.0 percent in the first nine months of 2015 to $8.735 billion from $8.560 billion in the first nine months of 2014 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter to 49.9 percent from 46.7 percent in 2014 and increased to 48.5 percent from 46.1 percent in the first nine months due primarily to increased paint volume and improved operating efficiency. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 31.5 percent from 31.2 percent in the third quarter of 2014 and increased to 33.5 percent from 33.1 percent in the first nine months primarily due to timing of net new store openings and expenses related to the launch of a new paint program at a national retailer. Interest expense increased $1.0 million in the third quarter and decreased $6.6 million in the first nine months of 2015 due to lower short-term borrowing rates versus long-term borrowing rates in the first half of the year comparison. The effective income tax rate for the third quarter of 2015 was 32.0 percent compared to 31.2 percent in 2014 and the rate for the first nine months of 2015 was 31.6 percent compared to 31.4 percent in 2014. Diluted net income per common share increased to $3.97 per share for the third quarter of 2015 from $3.35 per share a year ago and increased to $9.04 per share from $7.39 per share in the first nine months.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong through the first nine months of 2015 primarily due to improved operating results in our Paint Stores and Consumer Groups. Net working capital increased $418.7 million at September 30, 2015 compared to the end of the third quarter of 2014 due to a significant decrease in current liabilities only partially offset by a significant decrease in current assets. Cash and cash equivalents decreased $170.3 million, primarily due to treasury stock purchases, slightly offset by an increase in accounts receivable of $5.0 million and an increase in inventories of $6.2 million. Accounts payable decreased $49.8 million and all other current liabilities decreased $6.5 million from September 30, 2014. Short-term borrowings decreased $18.8 million and current portion of long-term debt decreased $499.1 million resulting from the 3.125% Senior Notes becoming due in 2014. On July 28, 2015, the Company issued $400.0 million of 3.45% Senior Notes due 2025 and $400.0 million of 4.55% Senior Notes due 2045. The proceeds will be used for general corporate purposes, including repayment of a portion of the Company’s outstanding short-term borrowings. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first nine months of 2015, accounts receivable increased $283.4 million when normal seasonal trends typically require significant growth in this category and inventories increased $19.3 million. Accounts payable increased $174.2 million, primarily due to the seasonal increase in need for working capital, and all other current liabilities increased $82.0 million, primarily due to timing of tax payments, while short-term borrowings decreased $642.6 million as a result of being paid down from long-term debt proceeds. The Company’s current ratio was 1.27 at September 30, 2015 compared to 1.07 at September 30, 2014 and 0.96 at December 31, 2014. Total debt at September 30, 2015 increased $279.5 million to $1.960 billion from $1.681 billion at September 30, 2014 and increased as a percentage of total capitalization to 66.8 percent from 55.4 percent at the end of the third quarter last year. Total debt increased $154.7 million from December 31, 2014 and increased as a percentage of total capitalization from 64.4 percent to 66.8 percent. At September 30, 2015, the Company had remaining borrowing ability of $2.328 billion. Net operating cash improved $21.2 million in the first nine months of 2015 to a cash source of $902.5 million from a cash source of $881.3 million in 2014. In the twelve month period from October 1, 2014 through September 30, 2015, the Company generated net operating cash of $1.103 billion, used $306.3 million in investing activities, and used $952.0 million in financing activities. In that same period, the Company invested $222.6 million in capital additions and improvements, increased total debt by $291.6 million, purchased $1.161 billion in treasury stock and paid $240.3 million in cash dividends to its shareholders of common stock.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $50.3 million during the first nine months of 2015. Cash and cash equivalents on hand and increased total net debt funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $158.0 million, payments of cash dividends of $187.2 million, and treasury stock purchases of $766.1 million. At September 30, 2015, the Company’s current ratio was 1.27 compared to 0.96 at December 31, 2014 and 1.07 a year ago. The increase resulted primarily from the decrease in short-term borrowings and current portion of long-term debt.
Goodwill and intangible assets decreased $35.6 million from December 31, 2014 and decreased $50.5 million from September 30, 2014. The net decrease during the first nine months of 2015 was due to amortization of $20.0 million and foreign currency translation of $17.5 million partially offset by capitalization of software of $1.8 million. The net decrease over the twelve month period from September 30, 2014 resulted from amortization of $27.2 million and foreign currency translation of $28.9 million partially offset by capitalization of software of $5.7 million. See Note 4, on pages 48 and 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $2.0 million during the first nine months of 2015 and decreased $52.0 million from September 30, 2014. The decrease in the last twelve months was due primarily to increased projected benefit obligations resulting from changes in actuarial assumptions partially offset by increases in the fair market value of equity securities held by the Company’s defined benefit pension plans. See Note 6, on pages 52 through 57, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2015 increased $78.0 million in the first nine months of 2015 and increased $41.1 million from a year ago primarily due to long-term deposits and increased other investments.

Net property, plant and equipment decreased $5.9 million in the first nine months of 2015 and increased $1.9 million in the twelve months since September 30, 2014. The decrease in the first nine months was primarily due to depreciation expense of $127.0 million, changes in currency translation rates of $26.9 million, and sale or disposition of fixed assets of $9.9 million partially offset by capital expenditures of $158.0 million. Since September 30, 2014, capital expenditures of $222.6 million were partially offset by depreciation expense of $170.3 million, changes in currency translation rates of $38.5 million and dispositions or sale of assets with remaining net book value of $11.8 million. Capital expenditures during the first nine months of 2015 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and information systems hardware in the Administrative Segment.
On July 16, 2015, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc. (SW Canada), Sherwin-Williams Luxembourg S.à r.l. (SW Lux) and Sherwin-Williams UK Holding Limited, entered into a new five-year $1.350 billion credit agreement (new credit agreement). The new credit agreement is being used for general corporate purposes, including the financing of working capital requirements. The new credit agreement replaced the previous credit agreements for each of the Company, SW Canada and SW Lux, dated July 8, 2011, June 29, 2012 and September 19, 2012, as amended, respectively. The new credit agreement allows the Company to extend the maturity of the facility with two one-year extension options and to increase the aggregate amount of the facility to $1.850 billion, both of which are subject to the discretion of each lender. At September 30, 2015, short-term borrowings outstanding under the new credit agreement were $22.4 million with a weighted average interest rate of 0.9% while various foreign programs were $14.5 million with a weighted average interest rate of 14.6%. The Company had unused capacity of $1.328 billion at September 30, 2015 under the new credit agreement. There were no borrowings outstanding under the Company's domestic commercial paper program that is backed by the Company’s revolving credit agreement at September 30, 2015. On July 28, 2015, the Company issued $400.0 million of 3.45% Senior Notes due 2025 and $400.0 million of 4.55% Senior Notes due 2045. The proceeds will be used for general corporate purposes, including repayment of a portion of the Company’s outstanding short-term borrowings. See Note 7, on page 58, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2014 and increased $6.8 million from September 30, 2014. The increase in the liability was due to the increase in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions partially offset by favorable claims experience. See Note 6, on pages 52 through 57, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2015 increased $2.7 million in the first nine months of 2015 primarily due to increased environmental provisions, and decreased $69.3 million from a year ago primarily due to a decrease in long-term commitments related to affordable housing and historic renovation real estate properties and non-current deferred tax liabilities, partially offset by an increase in accruals for extended environmental-related liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2015. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2015. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $642.6 million to $36.8 million at September 30, 2015 from $679.4 million at December 31, 2014. Total long-term debt increased $797.4 million to $1.923 billion at September 30, 2015 from $1.126 billion at December 31, 2014, and increased $298.4 million from $1.625 billion at September 30, 2014. See the Financial Condition, Liquidity and Cash Flow section of this report for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter of 2015 as summarized in Management’s

Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2015 are disclosed in Note 5.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity decreased $20.3 million to $976.2 million at September 30, 2015 from $996.5 million at December 31, 2014 and decreased $375.8 million from $1.352 billion at September 30, 2014. The decrease in Shareholders’ equity for the first nine months of 2015 resulted primarily from purchases of treasury stock of $766.1 million, cash dividends paid on common stock of $187.2 million, and an increase in Cumulative other comprehensive loss of $97.5 million partially offset by net income of $855.8 million and an increase in Other capital of $207.5 million, resulting primarily from stock option exercises. Since September 30, 2014, purchases of treasury stock for $1.161 billion, cash dividends paid on common stock of $240.3 million, and an increase in Cumulative other comprehensive loss of $197.6 million more than offset increases from net income of $988.6 million and an increase in Other capital of $267.6 million in twelve months. During the first nine months of 2015, the Company purchased 2.58 million shares of its common stock for treasury purposes through open market purchases. The Company purchased 4.18 million shares of its common stock since September 30, 2014 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2015 to purchase 2.65 million shares of its common stock. At a meeting held on October 21, 2015, the Board of Directors authorized the Company to purchase an additional 10.00 million shares of the Company's stock for treasury purposes. At a meeting held on February 18, 2015, the Board of Directors increased the quarterly cash dividend from $.55 per common share to $.67 per common share. This quarterly dividend will result in an annual dividend for 2015 of $2.68 per common share or a 30.5 percent payout of 2014 diluted net income per common share.
Cash Flow
Net operating cash improved $21.2 million in the first nine months of 2015 to a cash source of $902.5 million from a cash source of $881.3 million in 2014 primarily due to an increase in net income of $122.7 million partially offset by increases in cash used for working capital. Net investing cash usage decreased $3.8 million in the first nine months of 2015 to a usage of $161.8 million from a usage of $165.5 million in 2014 primarily due to decreased cash used for other investments and increased proceeds from sale of long-term assets partially offset by higher capital expenditures. Net financing cash usage decreased $515.1 million to a usage of $671.4 million in the first nine months of 2015 from a usage of $1.186 billion in 2014 primarily due to net decreases in short-term borrowings of $598.4 million partially offset by decreases in treasury stock purchases of $328.0 million in the first nine months of 2015. In the twelve month period from October 1, 2014 through September 30, 2015, the Company generated net operating cash of $1.103 billion, used $306.3 million in investing activities and used $952.0 million in financing activities. In that same period, the Company invested $222.6 million in capital additions and improvements, received long-term debt net proceeds of $298.6 million, decreased short-term borrowings by $6.9 million, purchased $1.161 billion in treasury stock and paid $240.3 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first nine months of 2015, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.50 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2015, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 58, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the third quarter and first nine months:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net Sales:
Paint Stores Group	$2,087,263	$2,027,485	2.9%	$5,533,753	$5,270,080	5.0%
Consumer Group	421,633	385,238	9.4%	1,263,365	1,143,893	10.4%
Global Finishes Group	486,133	536,261	-9.3%	1,461,456	1,578,497	-7.4%
Latin America Coatings Group	156,019	200,367	-22.1%	472,318	563,975	-16.3%
Administrative	1,237	1,219	1.5%	3,816	3,676	3.8%
Total	$3,152,285	$3,150,570	0.1%	$8,734,708	$8,560,121	2.0%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Income Before Income Taxes:
Paint Stores Group	$507,411	$431,840	17.5%	$1,117,368	$953,962	17.1%
Consumer Group	88,273	78,956	11.8%	257,926	222,532	15.9%
Global Finishes Group	55,133	60,751	-9.2%	151,301	162,093	-6.7%
Latin America Coatings Group	2,145	11,792	-81.8%	15,676	27,439	-42.9%
Administrative	(102,240)	(109,291)	6.5%	(290,526)	(296,671)	2.1%
Total	$550,722	$474,048	16.2%	$1,251,745	$1,069,355	17.1%
Consolidated net sales increased in the third quarter and first nine months of 2015 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups, partially offset by unfavorable currency translation rate changes that decreased consolidated net sales 3.6 percent in the quarter and 3.2 percent in the first nine months.
Net sales of all consolidated foreign subsidiaries were down 22.9 percent to $441.2 million in the quarter and down 18.1 percent to $1.374 billion in the first nine months versus $571.9 million and $1.678 billion in the same periods last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter and first nine months was due primarily to a 17.6 percent negative impact and a 15.1 percent negative impact of foreign translation rate changes, respectively. Net sales of all operations other than consolidated foreign subsidiaries were up 5.1 percent to $2.711 billion in the quarter and up 6.9 percent to $7.360 billion in the first nine months as compared to $2.579 billion and $6.882 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the third quarter and first nine months due primarily to higher architectural paint sales volume. Net sales from stores open for more than twelve calendar months increased 2.1 percent in the quarter and increased 3.9 percent in the first nine months compared to last year’s comparable periods. Sales of non-paint products increased by 6.1 percent over last year's third quarter and increased by 7.8 percent over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the third quarter and first nine months due primarily to the new paint program launch at a national retailer. Net sales in the Global Finishes Group stated in U.S. dollars decreased in the third quarter and first nine months due primarily to unfavorable currency translation rate changes, which decreased net sales by 8.3 percent in the quarter and 7.6 percent in the first nine months. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the third quarter and first nine months, which can primarily be attributed to unfavorable currency translation rate changes partially offset by selling price increases. Currency translation rate changes decreased net sales by 23.6 percent in the quarter and decreased net sales by 18.5 percent in the first nine months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the third quarter and first nine months.

Consolidated gross profit increased $103.6 million in the third quarter and increased $290.5 million in the first nine months of 2015 compared to the same periods in 2014. As a percent of sales, consolidated gross profit increased to 49.9 percent in the quarter from 46.7 percent in the third quarter of 2014 and improved to 48.5 percent in the first nine months of 2015 from 46.1 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume.
The Paint Stores Group’s gross profit was higher than last year by $89.2 million in the third quarter and was higher than last year by $231.5 million in the first nine months due to higher paint sales volume. The Paint Stores Group’s gross profit margins increased in the quarter and first nine months compared to the same periods last year for that same reason. The Consumer Group’s gross profit increased by $34.2 million in the quarter and increased by $106.0 million in the first nine months compared to the same periods last year primarily due to increased sales volume and improved manufacturing volumes and operating efficiency. The Consumer Group's gross profit margins increased as a percent of sales for the third quarter and first nine months compared to the same periods last year for those same reasons. The Global Finishes Group’s gross profit decreased $5.6 million in the third quarter and decreased $24.3 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes and decreased international sales. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and up as a percent of sales in the first nine months compared to the same periods last year due primarily to increased domestic sales. The Latin America Coatings Group’s gross profit decreased by $17.8 million in the third quarter and decreased by $28.8 million in the first nine months from the same periods in the prior year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes. The Administrative segment’s gross profit increased by $3.5 million in the third quarter and increased by $6.0 million in the first nine months compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $9.3 million in the third quarter and increased $84.4 million in the first nine months of 2015 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from a new paint program launch at a national retailer. As a percent of sales, consolidated SG&A increased slightly to 31.5 percent in the quarter and increased slightly to 33.5 percent in the first nine months of 2015 from 31.2 percent in the third quarter and 33.1 percent in the first nine months of 2014 primarily due to those same reasons.
The Paint Stores Group’s SG&A increased $12.3 million in the third quarter and increased $67.3 million in the first nine months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $23.7 million in the quarter and increased $69.3 million in the first nine months compared to the same periods last year primarily due to a new paint program launch at a national retailer. The Global Finishes Group’s SG&A decreased $9.1 million in the quarter and decreased $25.1 million in the first nine months primarily due to currency translation rate changes. The Latin America Coatings Group’s SG&A decreased $7.7 million in the third quarter and decreased $18.2 million in the first nine months due to currency translation rate changes partially offset by timing of spending. The Administrative segment’s SG&A decreased $10.0 million in the third quarter and decreased $8.9 million in the first nine months primarily due to incentive compensation, including stock-based compensation expense.
Other general expense—net decreased $2.8 million in the third quarter and increased $5.3 million in the first nine months primarily due to decreased provisions in the quarter and increased provisions in the first nine months for environmental expenses in the Administrative segment.
Other expense (income) —net increased $18.7 million in the third quarter and increased $23.7 million in the first nine months as compared to 2014 primarily due to a $6.3 million gain on the early termination of a customer agreement recorded in the Global Finishes Group and a $6.2 million realized gain resulting from final asset valuations related to the acquisition of the U.S./Canada business of Comex recorded in the Administrative segment, both recorded in the third quarter of 2014. Additionally, higher foreign currency transaction losses in both the Global Finishes and Latin America Coatings Groups increased Other expense in the third quarter and first nine months.
Consolidated income before income taxes increased $76.7 million in the third quarter and increased $182.4 million in the first nine months due to higher segment profits in Paint Stores and Consumer Groups partially offset by lower segment profits in Global Finishes and Latin America Coatings Groups.
The effective income tax rate of 32.0 percent for the third quarter of 2015 was higher than the 31.2 percent effective income tax rate for the third quarter of 2014 primarily due to a decrease in miscellaneous discrete tax benefits reflected in the third quarter of 2015 compared to third quarter of 2014. The effective income tax rate of 31.6 percent for the first nine months of 2015 was higher than the 31.4 percent effective income tax rate for the first nine months of 2014 primarily due to those same reasons.
Net income for the quarter increased $48.3 million to $374.5 million from $326.2 million in the third quarter of 2014 and increased $122.7 million to $855.8 million from $733.1 million in the first nine months of 2014. Diluted net income per common share increased 18.5 percent from $3.35 per share in the third quarter of 2014 to $3.97 per share in the third quarter of

2015. Diluted net income per common share increased 22.3 percent from $7.39 per share in the first nine months of 2014 to $9.04 per share in the first nine months of 2015.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$374,491	$326,240	$855,832	$733,144
Interest expense	16,995	16,025	42,231	48,793
Income taxes	176,231	147,808	395,913	336,211
Depreciation	42,391	42,248	126,972	125,761
Amortization	6,249	7,465	19,969	22,611
EBITDA	$616,357	$539,786	$1,440,917	$1,266,520

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)				2,975,000

August 1 - August 31
Share repurchase program (1)	300,000	$267.42	300,000	2,675,000
Employee transactions (2)	4,077	281.97		NA

September 1 - September 30
Share repurchase program (1)	25,000	$256.49	25,000	2,650,000
Total
Share repurchase program (1)	325,000	$266.58	325,000	2,650,000
Employee transactions (2)	4,077	281.97		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at September 30, 2015 to purchase 2,650,000 shares. At a meeting held on October 21, 2015, the Board of Directors authorized the Company to purchase an additional 10,000,000 shares of the Company's stock for treasury purposes.There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the nine months ended September 30, 2015, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

4.1
Credit Agreement, dated as of July 16, 2015, by and among the Company, Sherwin-Williams Canada Inc., Sherwin-Williams Luxembourg S.à r.l. and Sherwin-Williams UK Holding Limited, as borrowers, the lenders party thereto, Bank of America, N.A., as domestic administrative agent, Bank of America, National Association, as Canadian administrative agent, JPMorgan Chase Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, National Association, as syndication agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 15, 2015, and incorporated herein by reference.

4.2
Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.3
First Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.4
Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

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

THE SHERWIN-WILLIAMS COMPANY

October 29, 2015	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President-Corporate Controller

October 29, 2015	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
4.1
Credit Agreement, dated as of July 16, 2015, by and among the Company, Sherwin-Williams Canada Inc., Sherwin-Williams Luxembourg S.à r.l. and Sherwin-Williams UK Holding Limited, as borrowers, the lenders party thereto, Bank of America, N.A., as domestic administrative agent, Bank of America, National Association, as Canadian administrative agent, JPMorgan Chase Bank, N.A., Citibank, N.A. and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, National Association, as syndication agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 15, 2015, and incorporated herein by reference.

4.2
Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.3
First Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.4
Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

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