Form 10-K
period 2015-12-31
SHERWIN WILLIAMS CO
filed 2016-02-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
At January 31, 2016, 92,270,422 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2015 was $25,439,468,259 (computed by reference to the price at which the common stock was last sold on such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2015 (“2015 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.
Portions of our Proxy Statement for the 2016 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2015 are incorporated by reference into Part III of this report.

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
Basis of Reportable Segments
We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC). We have four reportable operating segments: Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”). Factors considered in determining our Reportable Segments include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to our Board of Directors. We report all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see pages 8 through 17 of our 2015 Annual Report, which is incorporated herein by reference.
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 46 through 49 of our 2015 Annual Report, which is incorporated herein by reference.
Paint Stores Group
The Paint Stores Group consisted of 4,086 company-operated specialty paint stores in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba and St. Lucia at December 31, 2015. Each store in this segment is engaged in the related business activity of selling paint, coatings and related products to end-use customers. The Paint Stores Group markets and sells Sherwin-Williams® branded architectural paint and coatings, protective and marine products, original equipment manufacturer (“OEM”) product finishes and related items. These products are produced by manufacturing facilities in the Consumer Group. In addition, each store sells select purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2015, this segment opened 83 net new stores, consisting of 113 new stores opened (99 in the United States, 12 in Canada, 1 in Puerto Rico and 1 in Trinidad and Tobago) and 30 stores closed (25 in the United States and 5 in Canada). During 2014, this segment opened 95 net new stores. During 2013, this segment acquired 306 stores and opened 82 net new stores. A map on the cover flap of our 2015 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic locations. The CODM uses discrete financial information about the Paint Stores Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to the Paint

Stores Group as a whole. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Consumer Group
The Consumer Group develops, manufactures and distributes a variety of paint, coatings and related products to third party customers primarily in the United States and Canada and the Paint Stores Group. Approximately 63 percent of the total sales of the Consumer Group in 2015 were intersegment transfers of products primarily sold through the Paint Stores Group. Sales and marketing of certain controlled brand and private labeled products are performed by a direct sales staff. The products distributed through third party customers are intended for resale to the ultimate end-user of the product. The Consumer Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures. The CODM uses discrete financial information about the Consumer Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Global Finishes Group
The Global Finishes Group develops, licenses, manufactures, distributes and sells a variety of protective and marine products, automotive finishes and refinish products, OEM product finishes and related products in North and South America, Europe and Asia. This segment meets the demands of its customers for a consistent worldwide product development, manufacturing and distribution presence and approach to doing business. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group and this segment’s 296 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third party distributors. During 2015, this segment opened 3 new branches (2 in Canada and 1 in Mexico) and closed 7 branches (5 in the United States and 2 in Chile) for a net decrease of 4 branches. At December 31, 2015, the Global Finishes Group consisted of operations in the United States, subsidiaries in 35 foreign countries and income from licensing agreements in 15 foreign countries. The CODM uses discrete financial information about the Global Finishes Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Global Finishes Group as a whole. In accordance with ASC 280-10-50-9, the Global Finishes Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2015 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.
Latin America Coatings Group
The Latin America Coatings Group develops, licenses, manufactures, distributes and sells a variety of architectural paint and coatings, protective and marine products, OEM product finishes and related products in North and South America. This segment meets the demands of its customers for consistent regional product development, manufacturing and distribution presence and approach to doing business. Sherwin-Williams® and other controlled brand products are distributed through this segment’s 291 company-operated stores and by a direct sales staff and outside sales representatives to retailers, dealers, licensees and other third party distributors. During 2015, this segment opened 17 new stores (11 in South America and 6 in Mexico) and closed 2 stores (1 in South America and 1 in Mexico) for a net increase of 15 stores. At December 31, 2015, the Latin America Coatings Group consisted of operations from subsidiaries in 9 foreign countries, 4 foreign joint ventures and income from licensing agreements in 7 foreign countries. The CODM uses discrete financial information about the Latin America Coatings Group, supplemented with information about geographic divisions, business units, and subsidiaries, to assess performance of and allocate resources to the Latin America Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Latin America Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2015 Annual Report, which is incorporated herein by reference, shows the number of stores and their geographic locations.
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
Segment Financial Information
For financial information regarding our Reportable Segments, including net external sales, segment profit, identifiable assets and other information by Reportable Segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 72 through 75 of our 2015 Annual Report, which is incorporated herein by reference.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 73 of our 2015 Annual Report, which is incorporated herein by reference.
Additional information regarding risks attendant to foreign operations is set forth on page 31 of our 2015 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.
Business Developments
For additional information regarding our business and business developments, see pages 8 through 17 of our 2015 Annual Report and the “Letter to Shareholders” on pages 2 through 7 of our 2015 Annual Report, which is incorporated herein by reference.
Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2016. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 26 through 32 of our 2015 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
Trademarks and Trade Names
Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•
Paint Stores Group:    Sherwin-Williams®, ProMar®, SuperPaint®, A-100®, Duron®, MAB®, PrepRite®, Duration®, Duration Home®, ProGreen®, Harmony®, ProClassic®, Woodscapes®, Deckscapes®, Cashmere®, HGTV HOME® by Sherwin-Williams, Emerald®, Duracraft®, Solo®, ProIndustrial™, ProPark®, Frazee®, Parker™ Paints, Kwal®, Color Wheel™ and General Paint™.

•
Consumer Group:    Dutch Boy®, Krylon®, Minwax®, Thompson’s® WaterSeal®, Pratt & Lambert®, Martin Senour®, H&C®, White Lightning®, Dupli-Color®, Rubberset®, Purdy®, Bestt Liebco®, Accurate Dispersions™, Uniflex®, VHT®, Kool Seal®, Snow Roof®, Altax™, Tri-Flow®, Sprayon®, Ronseal™, DuraSeal®, Geocel®, Conco®, Duckback®, Superdeck®, Mason's Select® and HGTV HOME® by Sherwin-Williams.

•
Global Finishes Group:    Sherwin-Williams®, Lazzuril®, Excelo®, Baco®, Planet Color®, AWX Performance Plus™, Ultra™, Ultra-Cure®, Martin Senour®, Kem Aqua®, Sher-Wood®, Powdura®, Polane®, Euronavy®, Inchem®, Sayerlack®, AcromaPro®, Firetex®, Macropoxy®, Oece™, Arti™, Acrolon®, Sher-Nar®, PermaClad®, Heat-Flex®, Magnalux™, ATX™, Genesis®, Dimension®, Finish 1™, Lanet™, DFL™, Conely™, Envirolastic® and Fastline™.

•	Latin America Coatings Group: Sherwin-Williams®, Marson®, Metalatex®, Novacor®, Loxon®, Colorgin®, Andina®, Napko™, Martin Senour®, Sumare®, Condor®, Krylon®, Kem Tone®, Minwax® and Pratt & Lambert®.

Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, the Global Finishes Group and Latin America Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2016.
Research and Development
For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 49 of our 2015 Annual Report, which is incorporated herein by reference.
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
Employees
We employed 40,706 persons at December 31, 2015.
Environmental Compliance
For additional information regarding environmental-related matters, see page 29 of our 2015 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 48, 60 and 68, respectively, of our 2015 Annual Report, which is incorporated herein by reference.
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
Our business is sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors, and suppliers.
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
Portions of our business involve the sale of paint, coatings and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing, manufacturing and oil production, refining, storage and transportation. Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease, and the recovery of these segments may lag behind the recovery of the overall economy. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.
During the financial crisis of 2008 and 2009, the U.S. homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also experienced a significant decline. The downturn in each of these segments contributed to an unprecedented decline in the demand for some of our products. The recovery in new home starts, existing home sales and new commercial construction has been sluggish and erratic in many markets and remain below their pre-recession highs. Challenging market conditions are expected to continue for the foreseeable future and may worsen. A worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
Increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials (including titanium dioxide and propylene) and energy for use in the manufacturing, distribution and sale of our products. Factors such as adverse weather conditions, including hurricanes, and other disasters can disrupt raw material and fuel supplies and increase our costs. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. While we have experienced some easing of the prices of certain raw materials recently, raw material pricing has in the past experienced, and likely will in the future experience, periods of volatility.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution network. During 2015, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.
Adverse weather conditions may temporarily reduce the demand for some of our products and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions in certain parts of the United States have had an adverse effect on our sales of paint, coatings and related products. For example, unusually cold and rainy weather, such as that which occurred in certain parts of the United States during the exterior painting season in 2015, could have an adverse effect on sales of our exterior paint products. An adverse effect on sales may cause a reduction in our earnings or cash flow.
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
Inability to protect or enforce our material trademarks and other intellectual property rights could have an adverse effect on our business.
We have numerous patents, trade secrets, trademarks, trade names and know-how that are valuable to our business. Despite our efforts to protect such intellectual property and other proprietary information from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our trademarks or such other intellectual property and information without our authorization. Although we rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our intellectual property rights, the laws of some countries may not protect such rights to the same extent as the laws of the United States. Unauthorized use of our intellectual property by third parties, the failure of foreign countries to have laws to protect our intellectual property rights, or an inability to effectively enforce such rights in foreign countries could have an adverse effect on our business.
To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.
At December 31, 2015, we had total debt of approximately $2.0 billion. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
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

Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.
We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. The success of future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event that we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
Net external sales of our consolidated foreign subsidiaries totaled approximately 15.8%, 19.8% and 20.9% of our total consolidated net sales in 2015, 2014 and 2013, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Argentine peso, the Brazilian real, the British pound, the Canadian dollar, the Chilean peso, the euro and the Mexican peso, each against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition.
We are subject to a wide variety of complex domestic and foreign laws, rules and regulations, for which compliance could adversely affect our results of operations, cash flow or financial condition.
We are subject to a wide variety of complex domestic and foreign laws, rules and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, data privacy and security laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. From time to time, our Company, our operations and the industries in which we operate are being reviewed or investigated by regulators, which could lead to enforcement actions or the assertion of private litigation claims and damages.
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
We discuss risks and uncertainties with regard to taxes in more detail in Note 14 of the Notes to Consolidated Financial Statements on pages 69 and 70 of our 2015 Annual Report.
Unauthorized disclosure of sensitive or confidential customer, employee, supplier or Company information, whether through a breach of our computer systems, including cyber attacks, or otherwise, could severely harm our business.
As part of our business, we collect, process, and retain sensitive and confidential personal information about our customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third party suppliers and vendors with which we do business, may be vulnerable to security breaches, cyber attacks, acts of vandalism or misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether by us or by the retailers, dealers, licensees and other third party suppliers and vendors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. As cyber security threats evolve in sophistication and become more prevalent in numerous industries worldwide, we continue to increase our sensitivity and attention to these threats and seek additional investments and resources to address these threats and enhance the security of our facilities and systems. The regulatory environment related to information security, data collection and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
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
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail on page 25 of our 2015 Annual Report under the caption “Environmental Matters,” page 29 of our 2015 Annual Report under the caption “Environmental-Related Liabilities” and in Note 8 of the Notes to Consolidated Financial Statements on pages 60 through 62 of our 2015 Annual Report.
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
We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail on page 25 of our 2015 Annual Report under the caption “Litigation and Other Contingent Liabilities” and in Note 9 of the Notes to Consolidated Financial Statements on pages 62 through 65 of our 2015 Annual Report.
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

CONSUMER GROUP

Manufacturing Facilities
Andover, Kansas	Owned	Homewood, Illinois	Owned
Arlington, Texas	Owned	Lawrenceville, Georgia	Owned
Baltimore, Maryland	Owned	Manchester, Georgia	Owned
Bedford Heights, Ohio	Owned	Memphis, Tennessee	Owned
Beltsville, Maryland	Owned	Morrow, Georgia	Owned
Chicago, Illinois	Owned	Ontario, California	Leased
Cincinnati, Ohio	Owned	Orlando, Florida	Owned
Columbus, Ohio	Owned	Plymouth, United Kingdom	Leased
Crisfield, Maryland	Leased	Portland, Oregon	Leased
Elkhart, Indiana	Owned	Rexdale, Ontario, Canada	Owned
Ennis, Texas	Owned	Richmond, Kentucky	Owned
Fernley, Nevada	Owned	Rockford, Illinois	Leased
Flora, Illinois	Owned	San Diego, California	Owned
Fort Erie, Ontario, Canada	Owned	Sheffield, United Kingdom	Owned
Garland, Texas	Owned	South Holland, Illinois	Owned
Greensboro, North Carolina (2)	Owned	Szamotuly, Poland	Owned
Grimsby, Ontario, Canada	Owned	Vancouver, British Columbia, Canada	Owned
Grove City, Ohio	Owned	Victorville, California	Owned
Holland, Michigan	Owned

Distribution Facilities
Aurora, Colorado	Leased	Richmond, Kentucky	Owned
Buford, Georgia	Leased	Shawinigan, Quebec, Canada	Leased
Effingham, Illinois	Leased	Sheffield, United Kingdom	Owned
Fredericksburg, Pennsylvania	Owned	Swaffham, United Kingdom	Leased
Moreno Valley, California	Leased	Szamotuly, Poland	Owned
Plymouth, United Kingdom	Leased	Waco, Texas	Leased
Reno, Nevada	Leased	Winter Haven, Florida	Owned

GLOBAL FINISHES GROUP

Manufacturing Facilities
Bello, Sweden	Owned	Pasir Gudang, Johor, Malaysia	Owned
Binh Duong Province, Vietnam	Owned	Pianoro, Italy	Owned
Bolton, United Kingdom	Owned	Saint Cheron, France	Owned
Brantford, Ontario, Canada	Owned	Sao Paulo, Brazil	Owned
Cavezzo, Italy	Owned	Shanghai, China	Leased
Changzhou, China	Leased	Texcoco, Mexico	Owned
Mariano Comense, Italy	Owned	Valencia, Spain	Owned
Marsta, Sweden	Owned	Wuppertal, Germany	Owned
Monterrey, Mexico	Owned	Zhao Qing, China	Leased

Distribution Facilities
Bolton, United Kingdom	Owned	Nassjo, Sweden	Leased
Cavezzo, Italy	Leased	Quito, Ecuador	Owned
Changzhou, China	Owned	Sao Paulo, Brazil	Owned
Guadalajara, Mexico	Leased	Shanghai, China	Owned
Lima, Peru	Leased	Texcoco, Mexico	Owned
Mexico City, Mexico	Owned

LATIN AMERICA COATINGS GROUP

Manufacturing Facilities
Buenos Aires, Argentina	Owned	Santiago, Chile (2)	Leased
Montevideo City, Uruguay	Owned	Sao Paulo, Brazil (2)	Owned
Quito, Ecuador	Owned	Sao Paulo, Brazil	Leased
Santiago, Chile	Owned	Vallejo, Mexico	Owned

Distribution Facilities
Buenos Aires, Argentina	Owned	Santa Catarina, Brazil	Leased
Hermosillo, Mexico	Leased	Santiago, Chile	Owned
Lima, Peru	Leased	Sao Paulo, Brazil (2)	Owned
Machala, Ecuador	Leased	Sao Paulo, Brazil	Leased
Montevideo City, Uruguay	Owned	Vallejo, Mexico	Owned
Quito, Ecuador	Owned
The operations of the Paint Stores Group included a manufacturing and distribution facility in Jamaica and 4,086 company-operated specialty paint stores, of which 207 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba and St. Lucia at December 31, 2015. These paint stores are divided into five separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2015:

•	the Mid Western Division operated 1,046 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 823 paint stores along the upper east coast and New England states;

•	the Canada Division operated 198 paint stores throughout Canada;

•
the Southeastern Division operated a manufacturing and distribution facility in Jamaica and 1,054 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Jamaica, Trinidad and Tobago, St. Maarten, Virgin Islands, Curacao, Aruba and St. Lucia; and

•	the South Western Division operated 965 paint stores in the central plains and the lower west coast states.

During 2015, the Paint Stores Group opened 83 net new stores, consisting of 113 new stores opened (99 in the United States, 12 in Canada, 1 in Puerto Rico and 1 in Trinidad and Tobago) and 30 stores closed (25 in the United States and 5 in Canada).
The Global Finishes Group operated 236 branches in the United States, of which 8 were owned, at December 31, 2015. The Global Finishes Group also operated 60 branches internationally, of which 7 were owned, at December 31, 2015, consisting of branches in Canada (26), Europe (16), Chile (12), Mexico (4), Peru (1) and Thailand (1). During 2015, the Global Finishes Group opened 3 new branches (2 in Canada and 1 in Mexico) and closed 7 branches (5 in the United States and 2 in Chile) resulting in a net decrease of 4 branches.
The Latin America Coatings Group operated 291 stores, of which 9 were owned, at December 31, 2015, consisting of stores in Mexico (124), Brazil (88), Chile (45), Ecuador (21), Uruguay (9), Peru (3) and Colombia (1). During 2015, the Latin America Coatings Group opened 17 new stores in South America (11) and in Mexico (6) and closed 2 in South America (1) and in Mexico (1) for a net increase of 15 stores.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 72 of our 2015 Annual Report, which is incorporated herein by reference.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding environmental-related matters and other legal proceedings, see pages 29 and 31 of our 2015 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 48, 60 through 62, 62 through 65 and 68, respectively, of our 2015 Annual Report, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is the name, age and present position of each of our executive officers at February 17, 2016, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Present Position	Date When First Elected or Appointed
Christopher M. Connor	59	Executive Chairman, Director	1994
John G. Morikis	52	President and Chief Executive Officer, Director	1999
Sean P. Hennessy	58	Senior Vice President – Finance and Chief Financial Officer	2001
Thomas P. Gilligan	55	Senior Vice President – Human Resources	2016
Catherine M. Kilbane	52	Senior Vice President, General Counsel and Secretary	2013
Timothy A. Knight	51	Senior Vice President – Corporate Planning, Development and Administration	2015
Allen J. Mistysyn	47	Senior Vice President – Corporate Controller	2010
Robert J. Wells	58	Senior Vice President – Corporate Communications and Public Affairs	2006
Joel D. Baxter	55	President & General Manager, Global Supply Chain Division, Consumer Group	2016
Robert J. Davisson	55	President, The Americas Group	2010
David B. Sewell	47	President, Global Finishes Group	2014

Mr. Connor has served as Executive Chairman since January 2016. Mr. Conner served as Chairman from April 2000 to January 2016 and Chief Executive Officer from October 1999 to January 2016. Mr. Connor has served as a Director since October 1999 and has been employed with the Company since January 1983.
Mr. Morikis has served as President and Chief Executive Officer since January 2016. Mr. Morikis served as President and Chief Operating Officer from October 2006 to January 2016. Mr. Morikis has served as a Director since October 2015 and has been employed with the Company since December 1984.
Mr. Hennessy has served as Senior Vice President – Finance and Chief Financial Officer since August 2001. Mr. Hennessy has been employed with the Company since September 1984.
Mr. Gilligan has served as Senior Vice President – Human Resources since January 2016. Mr. Gilligan served as Senior Vice President, Human Resources, The Americas Group from August 2014 to January 2016 and Senior Vice President, Human Resources, Paint Stores Group from July 2000 to August 2014. Mr. Gilligan has been employed with the Company since October 1983.
Ms. Kilbane has served as Senior Vice President, General Counsel and Secretary since January 2013. Prior to joining the Company, Ms. Kilbane was Senior Vice President, General Counsel and Secretary of American Greetings Corporation from October 2003 to December 2012. Ms. Kilbane has been employed with the Company since January 2013.
Mr. Knight has served as Senior Vice President – Corporate Planning, Development and Administration since October 2015. Mr. Knight served as Senior Vice President – Administration from August 2014 to October 2015 and President, Latin America Coatings Group from November 2010 to August 2014. Mr. Knight has been employed with the Company since December 1994.
Mr. Mistysyn has served as Senior Vice President – Corporate Controller since October 2014. Mr. Mistysyn served as Vice President – Corporate Controller from May 2010 to October 2014. Mr. Mistysyn has been employed with the Company since June 1990.
Mr. Wells has served as Senior Vice President – Corporate Communications and Public Affairs since February 2009. Mr. Wells has been employed with the Company since May 1998.
Mr. Baxter has served as President & General Manager, Global Supply Chain Division, Consumer Group since September 2008. Mr. Baxter has been employed with the Company since September 1990.
Mr. Davisson has served as President, The Americas Group since August 2014. Mr. Davisson served as President, Paint Stores Group from November 2010 to August 2014. Mr. Davisson has been employed with the Company since April 1986.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2016 was 6,987.
Information regarding market prices and dividend information with respect to our common stock is set forth on page 77 of our 2015 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 18 of our 2015 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (a)				12,650,000
Employee transactions (b)	638	$239.10		–
November 1 – November 30
Share repurchase program (a)	1,000,000	269.20	1,000,000	11,650,000
Employee transactions (b)	1,114	268.69		–
December 1 – December 31
Share repurchase program (a)				11,650,000
Total
Share repurchase program (a)	1,000,000	$269.20	1,000,000	11,650,000
Employee transactions (b)	1,752	$257.91		–

(a)
All shares were purchased through the Company’s publicly announced share repurchase program. On October 20, 2011, the Board of Directors of the Company authorized the Company to purchase an additional 20,000,000 shares of its common stock. At a meeting held on October 21, 2015, the Board of Directors authorized the Company to purchase an additional 10,000,000 shares of the Company's stock for Treasury purposes. The Company had remaining authorization at December 31, 2015 to purchase 11,650,000 shares. There is no expiration date specified for the program. The Company intends to repurchase stock under the program in the future.

(b)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options.

ITEM 6. SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2015	2014	2013	2012	2011
Operations
Net sales	$11,339	$11,130	$10,186	$9,534	$8,766
Net income	1,054	866	753	631	442

Financial Position
Total assets	$5,792	$5,706	$6,383	$6,235	$5,229
Long-term debt	1,920	1,123	1,122	1,632	639
Ratio of earnings to fixed charges (a)	9.1x	7.7x	7.4x	7.2x	6.3x

Per Common Share Data
Net income — basic	$11.38	$8.95	$7.41	$6.15	$4.22
Net income — diluted	11.16	8.78	7.26	6.02	4.14
Cash dividends	2.68	2.20	2.00	1.56	1.46

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

	2015	2014	2013	2012	2011
Income before income taxes	$1,549	$1,258	$1,086	$907	$742
Fixed charges:
Interest expense, net	62	64	63	43	42
Interest component of rent expense	130	125	108	103	97
Total fixed charges	192	189	171	146	139
Earnings	$1,741	$1,447	$1,257	$1,053	$881
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is set forth on pages 21 through 37 of our 2015 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts during 2015 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2015. Foreign currency option and forward contracts are described in Note 13 of the Notes to Consolidated Financial Statements on page 69 of our 2015 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item is set forth on pages 40 through 75 of our 2015 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 71 of our 2015 Annual Report, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
The “Report of Management on Internal Control over Financial Reporting” is set forth on page 38 of our 2015 Annual Report, which is incorporated herein by reference.
The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 39 of our 2015 Annual Report, which is incorporated herein by reference.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors is set forth under the captions “Proposal 1 – Election of Directors” and “Experiences, Qualifications, Attributes and Skills of Director Nominees” in our Proxy Statement, which is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2015. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2015 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the Executive Compensation section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis (CD&A)” and continuing through the information under the caption “Estimated Payments upon Termination or Change in Control Table,” which is incorporated herein by reference.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2015 Annual Report are incorporated by reference in Item 8.

(i)	Report of Management on the Consolidated Financial Statements (page 40 of our 2015 Annual Report);

(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 41 of our 2015 Annual Report);

(iii)	Statements of Consolidated Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 (page 42 of our 2015 Annual Report);

(iv)	Consolidated Balance Sheets at December 31, 2015, 2014 and 2013 (page 43 of our 2015 Annual Report);

(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2015, 2014 and 2013 (page 44 of our 2015 Annual Report);

(vi)	Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013 (page 45 of our 2015 Annual Report); and

(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013 (pages 46 through 75 of our 2015 Annual Report).

(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2015, 2014 and 2013 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2015	2014	2013
Beginning balance	$53,770	$54,460	$47,667
Amount acquired through acquisitions			896
Bad debt expense	30,393	34,810	31,192
Uncollectible accounts written off, net of recoveries	(34,743)	(35,500)	(25,295)
Ending balance	$49,420	$53,770	$54,460

(3)	Exhibits
See the Exhibit Index on pages 23 through 26 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2016.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	CATHERINE M. KILBANE
Catherine M. Kilbane, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2016.

* JOHN G. MORIKIS	President and Chief Executive Officer, Director (Principal Executive Officer)
John G. Morikis
* CHRISTOPHER M. CONNOR	Executive Chairman, Director
Christopher M. Connor
* SEAN P. HENNESSY	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Sean P. Hennessy
* ALLEN J. MISTYSYN	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Allen J. Mistysyn
* ARTHUR F. ANTON	Director
Arthur F. Anton
* DAVID F. HODNIK	Director
David F. Hodnik
* THOMAS G. KADIEN	Director
Thomas G. Kadien
* RICHARD J. KRAMER	Director
Richard J. Kramer
* SUSAN J. KROPF	Director
Susan J. Kropf
* CHRISTINE A. POON	Director
Christine A. Poon
* RICHARD K. SMUCKER	Director
Richard K. Smucker
* JOHN M. STROPKI	Director
John M. Stropki
* MATTHEW THORNTON III	Director
Matthew Thornton III
* STEVEN H. WUNNING	Director
Steven H. Wunning

*
The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	CATHERINE M. KILBANE	February 24, 2016
Catherine M. Kilbane, Attorney-in-fact

EXHIBIT INDEX

3.	(a)
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

(g)
First Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

(h)
Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

(i)
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

10.	*(a)	Summary of Compensation Payable to Non-Employee Directors (filed herewith).

	*(b)	Summary of Base Salary and Annual Incentive Compensation Payable to Named Executive Officers (filed herewith).

	*(c)	Forms of Amended and Restated Severance Agreements filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

	*(d)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(c) above (filed herewith).

	*(e)	The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (Amended and Restated Effective as of January 1, 2016) (filed herewith).

	*(f)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2016) (filed herewith).

*(g)
The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

*(h)
2004-1 Amendment to The Sherwin-Williams Company Director Deferred Fee Plan (1997 Amendment and Restatement) filed as Exhibit 10(d) to the Company's Current Report on Form 8-K dated July 20, 2005, and incorporated herein by reference.

	*(i)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of January 1, 2016) (filed herewith).

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

*(m)
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

	*(n)	The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

*(o)
Form of Stock Option Grant under The Sherwin-Williams Company 2003 Stock Plan filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.

*(p)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

*(q)
Form of Nonqualified Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*(r)
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

*(t)
First Amendment to The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

*(u)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company's Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

*(v)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, and incorporated herein by reference.

*(w)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

*(x)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of February 17, 2015) (filed herewith).

*(y)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10 to the Company's Current Report on Form 8-K dated February 14, 2012, and incorporated herein by reference.

*(z)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 21, 2010) filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

*(aa)
The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of February 17, 2015) filed as Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

*(bb)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of February 17, 2015) filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

*(cc)	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of February 17, 2015) (filed herewith).

*(dd)	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(c) to the Company's Current Report on Form 8-K dated April 19, 2006, and incorporated herein by reference.

*(ee)
Form of Restricted Stock Grant under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(d) to the Company's Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference.

*(ff)
The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of February 17, 2015) filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

*(gg)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of February 17, 2015) filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

*(hh)
The Sherwin-Williams Company 2007 Executive Performance Bonus Plan (As Amended and Restated Effective January 1, 2012) filed as Exhibit 10(a) to the Company's Current Report on Form 8-K dated April 18, 2012, and incorporated herein by reference.

13.
Our 2015 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2015 Annual Report that are specifically incorporated by reference in this report, our 2015 Annual Report shall not be deemed “filed” as part of this report.

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