Form 10-Q
period 2016-03-31
SHERWIN WILLIAMS CO
filed 2016-04-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2016
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
Common Stock, $1.00 Par Value – 92,495,113 shares as of March 31, 2016.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5. Other Information	33
Item 6. Exhibits	34

SIGNATURES	35
INDEX TO EXHIBITS	36
EX-2.1
EX-4.1
EX-4.2
EX-4.3
EX-10.1
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended March 31,
	2016	2015
Net sales	$2,574,024	$2,450,284
Cost of goods sold	1,312,279	1,317,835
Gross profit	1,261,745	1,132,449
Percent to net sales	49.0%	46.2%
Selling, general and administrative expenses	1,002,355	929,197
Percent to net sales	38.9%	37.9%
Other general expense (income) - net	17,554	(1,673)
Interest expense	25,732	12,351
Interest and net investment income	(487)	(422)
Other expense (income) - net	226	(245)
Income before income taxes	216,365	193,241
Income taxes	69,237	61,837
Net income	$147,128	$131,404
Net income per common share:
Basic	$1.61	$1.42
Diluted	$1.57	$1.38
Average shares outstanding - basic	91,475,860	92,740,059
Average shares and equivalents outstanding - diluted	93,548,234	95,278,725
Comprehensive income	$166,138	$75,057

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$70,548	$205,744	$64,013
Accounts receivable, less allowance	1,290,749	1,114,275	1,234,612
Inventories:
Finished goods	972,037	840,603	981,334
Work in process and raw materials	175,324	177,927	179,916
	1,147,361	1,018,530	1,161,250
Deferred income taxes	97,562	87,883	107,869
Other current assets	282,405	230,748	196,832
Total current assets	2,888,625	2,657,180	2,764,576
Goodwill	1,147,047	1,143,333	1,149,121
Intangible assets	250,574	255,371	277,919
Deferred pension assets	246,035	244,882	250,463
Other assets	449,003	436,309	412,335
Property, plant and equipment:
Land	120,568	119,530	121,626
Buildings	704,594	696,202	691,541
Machinery and equipment	2,071,637	2,026,617	1,946,261
Construction in progress	89,839	81,082	63,419
	2,986,638	2,923,431	2,822,847
Less allowances for depreciation	1,929,613	1,881,569	1,824,415
	1,057,025	1,041,862	998,432
Total Assets	$6,038,309	$5,778,937	$5,852,846

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$128,675	$39,462	$1,405,369
Accounts payable	1,152,923	1,157,561	1,174,840
Compensation and taxes withheld	284,860	338,256	249,707
Accrued taxes	115,403	81,146	77,602
Current portion of long-term debt	2,179	3,154	3,143
Other accruals	578,521	522,280	468,384
Total current liabilities	2,262,561	2,141,859	3,379,045
Long-term debt	1,908,774	1,907,278	1,116,337
Postretirement benefits other than pensions	250,168	248,523	278,771
Other long-term liabilities	615,983	613,367	609,521
Shareholders’ equity:
Common stock—$1.00 par value:
92,495,113, 92,246,525 and 93,186,295 shares outstanding
at March 31, 2016, December 31, 2015 and March, 31, 2015, respectively	116,043	115,761	115,118
Other capital	2,390,389	2,330,426	2,187,144
Retained earnings	3,298,270	3,228,876	2,493,469
Treasury stock, at cost	(4,235,794)	(4,220,058)	(3,798,254)
Cumulative other comprehensive loss	(568,085)	(587,095)	(528,305)
Total shareholders' equity	1,000,823	867,910	469,172
Total Liabilities and Shareholders’ Equity	$6,038,309	$5,778,937	$5,852,846

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net income	$147,128	$131,404
Adjustments to reconcile net income to net operating cash:
Depreciation	42,895	42,500
Amortization of intangible assets	5,782	6,905
Stock-based compensation expense	15,765	18,079
Amortization of credit facility and debt issuance costs	6,656	1,083
Provisions for qualified exit costs	1,126	761
Provisions for environmental-related matters	18,029	1,050
Defined benefit pension plans net cost	6,992	1,787
Net increase in postretirement liability	961	(111)
Other	(147)	(3,785)
Change in working capital accounts - net	(298,341)	(254,221)
Costs incurred for environmental-related matters	(5,036)	(2,875)
Costs incurred for qualified exit costs	(2,868)	(1,966)
Other	(18,749)	4,321
Net operating cash	(79,807)	(55,068)

INVESTING ACTIVITIES
Capital expenditures	(51,999)	(42,903)
Proceeds from sale of assets	988	6,677
Increase in other investments	(10,526)	(56)
Net investing cash	(61,537)	(36,282)

FINANCING ACTIVITIES
Net increase in short-term borrowings	85,770	731,733
Payments of long-term debt	—	(96)
Payments for credit facility and debt issuance costs	(41,850)	—
Payments of cash dividends	(77,734)	(62,609)
Proceeds from stock options exercised	19,717	37,494
Income tax effect of stock-based compensation exercises and vesting	24,762	52,632
Treasury stock purchased	—	(614,911)
Other	(16,597)	(33,108)
Net financing cash	(5,932)	111,135

Effect of exchange rate changes on cash	12,080	3,496
Net (decrease) increase in cash and cash equivalents	(135,196)	23,281
Cash and cash equivalents at beginning of year	205,744	40,732
Cash and cash equivalents at end of period	$70,548	$64,013

Income taxes paid	$23,155	$16,044
Interest paid	30,552	9,381

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2016 and 2015
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
There have been no significant changes in critical accounting policies since December 31, 2015. Accounting estimates were revised as necessary during the first three months of 2016 based on new information and changes in facts and circumstances. Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.
The consolidated results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2016, the Company adopted the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The adoption of this ASU did not have a material effect on the Company's results of operations, financial condition or liquidity.
In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which changes certain aspects of share-based compensation accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which consists of a comprehensive lease accounting standard. Under the new standard, assets and liabilities arising from most leases will be recognized on the balance sheet. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight line basis (operating leases) or based on an effective interest method (financing leases). The new standard is effective for interim and annual periods beginning after December 15, 2018.  A modified retrospective transition approach is required with certain practical expedients available.  The Company is currently in the process of evaluating the impact of this standard.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance for certain aspects of recognition, measurement and disclosure of financial instruments. The standard is effective for interim and annual periods beginning after December 31, 2017, and early adoption is not permitted. The Company is in the process of evaluating the impact of the standard.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the requirement for separate presentation of current and non-current portions of deferred tax. All deferred tax assets and deferred tax liabilities will be presented as non-current on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016. Either retrospective or prospective presentation can be used. The Company will adopt ASU

No. 2016-17 as required. The ASU will not have a material effect on the Company's results of operations, financial condition or liquidity.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which consists of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The issuance of ASU No. 2015-14 in August 2015 delays the effective date of the standard to interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.
NOTE 3—DIVIDENDS
Dividends paid on common stock during the first quarter of 2016 and 2015 were $.84 per common share and $.67 per common share, respectively.

NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the three months ended March 31, 2016 and 2015:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Unrealized Net Losses on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(482,629)	$(104,346)	$(120)		$(587,095)
Amounts recognized in Other comprehensive loss (1)	33,546		(42)	$(14,682)	18,822
Amounts reclassified from Other comprehensive loss (2)		168	20		188
Net change	33,546	168	(22)	(14,682)	19,010
Balance at March 31, 2016	$(449,083)	$(104,178)	$(142)	$(14,682)	$(568,085)

(1) Net of taxes of $25 for unrealized net losses on available-for-sale securities and $9,075 for unrealized net losses on cash flow hedges.
(2) Net of taxes of $(3) for pension and other postretirement benefit adjustments and $(12) for realized losses on the sale of available-for-sale securities.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2014	$(354,384)	$(118,167)	$593	$(471,958)
Amounts recognized in Other comprehensive loss (3)	(56,776)		(132)	(56,908)
Amounts reclassified from Other comprehensive loss (4)		570	(9)	561
Net change	(56,776)	570	(141)	(56,347)
Balance at March 31, 2015	$(411,160)	$(117,597)	$452	$(528,305)

(3) Net of taxes of $81 for unrealized net losses on available-for-sale securities.
(4) Net of taxes of $(206) for pension and other postretirement benefit adjustments and $4 for realized gains on the sale of available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2016 and 2015, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2016	2015
Balance at January 1	$31,878	$27,723
Charges to expense	5,541	5,146
Settlements	(5,135)	(6,721)
Balance at March 31	$32,284	$26,148
For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
In the three months ended March 31, 2016, seven stores in the Paint Stores Group, one branch in the Global Finishes Group and one facility in the Consumer Group were closed due to lower demand or redundancy.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2016:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2015	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at March 31, 2016
Consumer Group facilities shutdown in 2016:
Severance and related costs		$116		$116
Paint Stores Group stores shutdown in 2015:
Other qualified exit costs	$12		$(12)
Global Finishes Group exit of a business in 2015:
Severance and related costs	1,096		(130)	966
Other qualified exit costs	2,750	580	(1,654)	1,676
Paint Stores Group stores shutdown in 2014:
Other qualified exit costs	184		(93)	91
Consumer Group facilities shutdown in 2014:
Severance and related costs	445		(42)	403
Other qualified exit costs	52		(39)	13
Global Finishes Group exit of business in 2014:
Severance and related costs	430		(430)
Other qualified exit costs	353	430	(247)	536
Other qualified exit costs for facilities shutdown prior to 2014	1,755		(221)	1,534
Totals	$7,077	$1,126	$(2,868)	$5,335
For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2016	2015	2016	2015	2016	2015
Three Months Ended March 31:
Net periodic benefit cost (credit):
Service cost	$5,489	$5,754	$1,341	$1,325	$561	$621
Interest cost	6,643	6,237	2,080	2,271	2,752	2,795
Expected return on assets	(12,567)	(13,024)	(1,846)	(2,431)
Amortization of:
Prior service cost (credit)	301	327			(1,645)	(1,132)
Actuarial loss	1,152	843	361	485		253
Settlement costs			4,038
Net periodic benefit cost (credit)	$1,018	$137	$5,974	$1,650	$1,668	$2,537
The settlement charge recognized in the first quarter of 2016 relates to the wind up of an acquired Canada plan. For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2016, the unaccrued maximum of the estimated range of possible outcomes is $84.5 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2016 and 2015 were accruals for extended environmental-related activities of $143.4 million and $112.9 million, respectively. Estimated costs of current investigation and remediation activities of $22.5 million and $16.9 million are included in Other accruals at March 31, 2016 and 2015, respectively.
Three of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2016. At March 31, 2016, $129.5 million, or 78.0 percent of the total accrual, related directly to these three sites. In the aggregate unaccrued maximum of $84.5 million at March 31, 2016, $61.2 million, or 72.4 percent, related to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On August 21, 2014, the Wisconsin Court of Appeals granted defendants' petition to hear the issue as an interlocutory appeal. On September 29, 2015, the Wisconsin Court of Appeals certified the appeal to the Wisconsin Supreme

Court for its determination. Oral argument before the Wisconsin Supreme Court occurred on April 5, 2016. On April 15, 2016, the Wisconsin Supreme Court published its decision, deciding in a 3 to 3 split decision to remand the case back to the Wisconsin Court of Appeals for its consideration.
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

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On August 7, 2014, the case was removed by Avisep and Bevisep to the United States District Court for the Southern District of New York. On September 24, 2014, Avisep and Bevisep filed a motion to dismiss the case, including for lack of personal jurisdiction. Oral argument on the motion to dismiss before the District Court occurred on January 27, 2016. On January 29, 2016, the District Court entered a judgment dismissing the case without prejudice for lack of personal jurisdiction. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. On June 1, 2015, Avisep and Bevisep filed their statement of claim in the arbitration alleging damages of approximately $85 million. On August 31, 2015, the Company filed its memorial in support of its statement of defense in the arbitration. The hearing on the merits in the arbitration commenced on April 11, 2016 and ended on April 19, 2016. The Company expects the arbitration tribunal to issue its decision by the end of the third quarter of 2016. The Company continues to believe that the claims are without merit and will continue to vigorously defend against such claims.
NOTE 10—OTHER
Other general expense (income) - net
Included in Other general expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2016	2015
Provisions for environmental matters - net	$18,029	$1,050
Gain on disposition of assets	(475)	(2,723)
Total	$17,554	$(1,673)
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2016	2015
Dividend and royalty income	$(1,166)	$(1,081)
Net expense from banking activities	2,263	2,967
Foreign currency transaction related losses	1,690	1,138
Other income	(4,880)	(5,497)
Other expense	2,319	2,228
Total	$226	$(245)
Foreign currency transaction related losses represent net realized losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at March 31, 2016 and 2015.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 32.0 percent for the first quarter of 2016 and 2015. The major components of the Company's effective tax rate were consistent for the first quarter of 2016 compared to the first quarter of 2015.
At December 31, 2015, the Company had $33.9 million in unrecognized tax benefits, the recognition of which would have an effect of $30.0 million on the current provision for income taxes. Included in the balance of unrecognized tax benefits at December 31, 2015 was $3.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2015, the Company had accrued $8.6 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2015 during the first three months of 2016.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of March 31, 2016, there were no examinations being conducted by the IRS, however, the statute of limitations has not expired for the 2012, 2013 and 2014 tax years.
As of March 31, 2016, the Company is subject to non-U.S. income tax examinations for the tax years of 2008 through 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2015.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2016	2015
Basic
Average common shares outstanding	91,475,860	92,740,059
Net income	$147,128	$131,404
Basic net income per common share	$1.61	$1.42

Diluted
Average common shares outstanding	91,475,860	92,740,059
Stock options and other contingently issuable shares (1)	1,517,487	2,005,070
Non-vested restricted stock grants	554,887	533,596
Average common shares outstanding assuming dilution	93,548,234	95,278,725

Net income	$147,128	$131,404
Diluted net income per common share	$1.57	$1.38

(1)	Stock options and other contingently issuable shares excluded 34,208 and 12,414 shares due to their anti-dilutive effect for the three months ended March 31, 2016 and 2015, respectively.
Prior to 2016, the Company used the two-class method of calculating basic and diluted earnings per share as time-based restricted shares were considered a separate class of participating securities since they received non-forfeitable dividends. The time-based restricted shares represented less than 1% of outstanding shares, and therefore the difference between basic and diluted earnings per share under the two-class method and treasury stock method was not significant. Starting in 2016, there will be no additional grants of time-based restricted shares. Accordingly, 2016 basic and diluted earnings per share are calculated using the treasury stock method, and the 2015 calculations are presented under the treasury stock method for comparability.

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

(Thousands of dollars)	Three Months Ended March 31, 2016
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,615,307	$378,086	$454,166	$125,187	$1,278	$2,574,024
Intersegment transfers		613,630	1,956	8,693	(624,279)
Total net sales and intersegment transfers	$1,615,307	$991,716	$456,122	$133,880	$(623,001)	$2,574,024

Segment profit	$253,534	$63,964	$48,582	$(928)		$365,152
Interest expense					$(25,732)	(25,732)
Administrative expenses and other					(123,055)	(123,055)
Income before income taxes	$253,534	$63,964	$48,582	$(928)	$(148,787)	$216,365

	Three Months Ended March 31, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,461,505	$351,690	$469,556	$166,231	$1,302	$2,450,284
Intersegment transfers		607,538	1,774	10,069	(619,381)
Total net sales and intersegment transfers	$1,461,505	$959,228	$471,330	$176,300	$(618,079)	$2,450,284

Segment profit	$176,576	$55,406	$38,900	$9,500		$280,382
Interest expense					$(12,351)	(12,351)
Administrative expenses and other					(74,790)	(74,790)
Income before income taxes	$176,576	$55,406	$38,900	$9,500	$(87,141)	$193,241

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $400.7 million and $10.2 million, respectively, for the first quarter of 2016, and $456.5 million and $18.3 million, respectively, for the first quarter of 2015. Long-lived assets of these subsidiaries totaled $509.8 million and $513.8 million at March 31, 2016 and March 31, 2015, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$23,949	$2,673	$21,276
Liabilities:
Interest rate lock liability (2)	$23,757		$23,757
Deferred compensation plan liability (3)	35,116	$35,116
Total liabilities	$58,873	$35,116	$23,757

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $24,803.

(2) The interest rate lock liability is measured at the present value of the expected future cash flows using market-based observable inputs.

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

(Thousands of dollars)	March 31, 2016		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,906,160	$1,943,160	$1,114,578	$1,165,804
Non-traded debt	4,793	4,476	4,902	4,655
In March 2016, the Company entered into a $9.3 billion senior unsecured bridge term loan facility (Bridge Loan) as committed financing for the Valspar acquisition as disclosed in Note 17. No balances were drawn against this facility as of March 31, 2016. Debt issuance costs of $60.1 million related to this facility were incurred and recorded in Other current assets. Of this amount, $5.9 million was amortized and included in Interest expense for three months ended March 31, 2016.
In March 2016, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $1.7 billion. The objective of the interest rate locks is to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. Therefore, the interest rate locks are recognized at fair value on the Consolidated Balance Sheet, and changes in fair value (to the extent effective) are recognized in Cumulative other comprehensive loss. Amounts recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the settlement of the interest rate locks. The Company will evaluate hedge effectiveness each period until settlement. At March 31, 2016, an interest rate lock liability of $23.8 million was included in Other accruals, and the related pretax loss of $23.8 million was recognized in Cumulative other comprehensive loss.
NOTE 16—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $202.8 million and $223.8 million at March 31, 2016 and 2015, respectively. The liability for estimated future capital contributions to the investments was $178.9 million and $196.8 million at March 31, 2016 and 2015, respectively.
NOTE 17—ACQUISITIONS
On March 19, 2016, the Company and the Valspar Corporation (Valspar) entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction, or a value of approximately $9.5 billion and assumption of Valspar debt. The transaction is subject to certain conditions and shareholder and regulatory approvals. If in connection with obtaining the required regulatory approvals, the parties are required to divest assets of Valspar or the Company representing, in the aggregate, more than $650 million in net sales, then the per share consideration will be $105 in cash. The Company is not required to consummate the acquisition if regulatory authorities require the divestiture of assets of Valspar or the Company representing, in the aggregate, more than $1.5 billion. Valspar's architectural coatings assets in Australia are excluded from the calculation of the $650 million and/or $1.5 billion threshold if such assets are required to be divested. During the three months ended March 31, 2016, the Company incurred SG&A expenses of $31.0 million associated with the anticipated acquisition of Valspar. The acquisition will expand Sherwin-Williams diversified array of brands and technologies, expand its global platform and add new capabilities in the packaging and coil segments.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into four reportable segments—Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 8 through 17 and Note 18, on pages 72 through 75, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Reportable Segments.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2016 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital increased $1.241 billion at March 31, 2016 compared to the end of the first quarter of 2015 due to a significant decrease in short-term borrowings due to repayment of short-term borrowings with proceeds from debt issued in July 2015. Short-term borrowings decreased $1.277 billion, current portion of long-term debt decreased $1.0 million, long-term debt increased $792.4 million, and cash and cash equivalents increased $6.5 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash decreased $24.7 million in the first three months of 2016 to a cash usage of $79.8 million from a cash usage of $55.1 million in 2015 primarily due to an increase in working capital accounts.
Consolidated net sales increased 5.1 percent in the first quarter of 2016 to $2.574 billion from $2.450 billion in the first quarter of 2015 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups. Consolidated gross profit as a percent of consolidated net sales increased in the first quarter to 49.0 percent from 46.2 percent in 2015 due primarily to increased paint volume and improved operating efficiency. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 38.9 percent from 37.9 percent in the first quarter of 2015 primarily due to timing of net new store openings and costs associated with the anticipated acquisition of Valspar (Acquisition costs).
Interest expense increased $13.4 million in the first quarter of 2016 due to interest on debt issued in July 2015 and amortization of credit facility costs incurred in March 2016. The effective income tax rate for the first quarter of 2016 and 2015 was 32.0 percent. Diluted net income per common share increased to $1.57 per share for the first quarter of 2016, including Acquisition costs and amortization of credit facility costs incurred in March 2016 of $.24 per share, from $1.38 per share a year ago.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 46 through 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2016 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital increased $1.241 billion at March 31, 2016 compared to the end of the first quarter of 2015 due to a significant decrease in short-term borrowings due to a repayment of short-term borrowings. Cash and cash equivalents increased $6.5 million, accounts receivable increased $56.1 million while inventories decreased $13.9 million. Accounts payable decreased $21.9 million and all other current liabilities increased $183.1 million from March 31, 2015, including Acquisition costs and credit facility costs totaling $49.3 million and interest rate lock liability of $23.8 million both included in other accruals. Accrued taxes and compensation and taxes withheld liabilities also increased primarily due to timing. Short-term borrowings decreased $1.277 billion and long-term debt increased $792.4 million due to repayment of short-term borrowings with proceeds from debt issued in July 2015. In March 2016, the Company entered into a $9.300 billion senior unsecured bridge term loan facility as committed financing for the acquisition of Valspar Corporation (Valspar) as disclosed in Note 17. No balances were drawn against this facility as of March 31, 2016. Debt issuance costs of $60.1 million related to this facility were incurred and recorded in Other current assets. Of this amount, $5.9 million was amortized and included in Interest expense for three months ended March 31, 2016. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first three months of 2016, accounts receivable increased $176.5 million when normal seasonal trends typically require significant growth in this category and inventories increased $128.8 million. Accounts payable decreased $4.6 million and all other current liabilities increased $36.1 million, including Acquisition costs and credit facility costs totaling $49.3 million and interest rate lock liability of $23.8 million both included in other accruals partially offset by decreased compensation and taxes withheld liabilities, while short-term borrowings increased $89.2 million. The Company’s current ratio was 1.28 at March 31, 2016 compared to 0.82 at March 31, 2015 and 1.24 at December 31, 2015. Total debt at March 31, 2016 decreased $485.2 million to $2.040 billion from $2.525 billion at March 31, 2015 and decreased as a percentage of total capitalization to 67.1 percent from 84.3 percent at the end of the first quarter last year. Total debt increased $89.7 million from December 31, 2015 and decreased as a percentage of total capitalization from 69.2 percent to 67.1 percent. At March 31, 2016, the Company had remaining short-term borrowing ability of $2.001 billion. Net operating cash decreased $24.7 million in the first three months of 2016 to a cash usage of $79.8 million from a cash usage of $55.1 million in 2015. In the twelve month period from April 1, 2015 through March 31, 2016, the Company generated net operating cash of $1.423 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $135.2 million during the first three months of 2016. Cash and cash equivalents on hand and increased total net debt funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $52.0 million, and payments of cash dividends of $77.7 million. At March 31, 2016, the Company’s current ratio was 1.28 compared to 1.24 at December 31, 2015 and 0.82 a year ago. The increase from a year ago resulted primarily from the decrease in short-term borrowings.
Goodwill and intangible assets decreased $1.1 million from December 31, 2015 and decreased $29.4 million from March 31, 2015. The net decrease during the first three months of 2016 was due to amortization of $5.8 million partially offset by foreign currency translation of $4.7 million. The net decrease over the twelve month period from March 31, 2015 resulted from amortization of $27.1 million and foreign currency translation of $4.3 million partially offset by capitalization of software of $1.9 million. See Note 4, on pages 50 and 51, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $1.2 million during the first three months of 2016 and decreased $4.4 million from March 31, 2015. The decrease in the last twelve months was due to decreases in the fair market value of equity securities held by the Company’s defined benefit pension plans partially offset by decreased projected benefit obligations resulting from changes in actuarial assumptions. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s benefit plan assets.
Other assets at March 31, 2016 increased $12.7 million in the first three months of 2016 primarily due to affordable housing and historic renovation investments and increased $36.7 million from a year ago primarily due to increased long-term deposits and other investments partially offset by decreased affordable housing and historic renovation investments.
Net property, plant and equipment increased $15.2 million in the first three months of 2016 and increased $58.6 million in the twelve months since March 31, 2015. The increase in the first three months was primarily due to capital expenditures of $52.0 million and changes in currency translation rates of $6.6 million partially offset by depreciation expense of $42.9 million and and sale or disposition of fixed assets of $0.6 million. Since March 31, 2015, capital expenditures of $243.4 million were partially offset by depreciation expense of $170.7 million, changes in currency translation rates of $7.0 million and dispositions or sale of assets with remaining net book value of $7.1 million. Capital expenditures during the first three months of 2016 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and information systems hardware in the Administrative Segment.
At March 31, 2016, short-term borrowings and commercial paper outstanding under the Company's five-year $1.350 billion credit agreement were $34.3 million and $65.0 million with weighted average interest rates of 1.1% and 0.5%, respectively. Foreign programs short-term borrowings were $29.4 million with a weighted average interest rate of 15.3%. The Company had unused capacity of $1.251 billion at March 31, 2016 under the credit agreement. In March 2016, in anticipation of a probable issuance of new long-term fixed rate debt, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $1.7 billion. The objective of the interest rate locks is to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. Therefore, the interest rate locks are recognized at fair value on the Consolidated Balance Sheet, and changes in fair value (to the extent effective) are recognized in Cumulative other comprehensive loss. Amounts recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the settlement of the interest rate locks. The Company will evaluate hedge effectiveness each period until settlement. At March 31, 2016, an interest rate lock liability of $23.8 million was included in Other accruals, and the related pretax loss of $23.8 million was recognized in Cumulative other comprehensive loss. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2015 and decreased $28.6 million from March 31, 2015. The decrease in the liability was due to the decrease in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2016 increased $2.6 million in the first three months of 2016 primarily due to increased environmental provisions and an increase in long-term commitments related to affordable housing and historic renovation real estate properties partially offset by a decrease in non-current deferred tax liabilities, and increased $6.5 million from a year ago primarily due to an increase in accruals for extended environmental-related liabilities partially offset by a decrease in long-term commitments related to affordable housing and historic renovation real estate properties and non-current deferred tax liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2016. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2016. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $89.2 million to $128.7 million at March 31, 2016 from $39.5 million at December 31, 2015. Total long-term debt increased $0.5 million to $1.911 billion at March 31, 2016 from $1.910 billion at December 31, 2015, and increased $791.5 million from $1.119 billion at March 31, 2015. On March 19, 2016, the Company and Valspar entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction. The transaction is subject to certain conditions and shareholder and regulatory approvals. See Note 17 for more information. In March 2016, in anticipation of a probable issuance of new long-term fixed rate debt, the Company entered into a series of interest rate lock agreements on a combined notional amount of $1.7 billion. See Note 15 for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2016 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Changes to the Company’s accrual for product warranty claims in the first three months of 2016 are disclosed in Note 5.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $132.9 million to $1.001 billion at March 31, 2016 from $867.9 million at December 31, 2015 and increased $531.7 million from $469.2 million at March 31, 2015. The increase in Shareholders’ equity for the first three months of 2016 resulted primarily from net income of $147.1 million, an increase in Other capital of $60.0 million, resulting primarily from stock option exercises, and a decrease in Cumulative other comprehensive loss of $19.0 million partially offset by cash dividends paid on common stock of $77.7 million. Since March 31, 2015, net income of $1.070 billion and an increase in Other capital of $203.2 million more than offset purchases of treasury stock for $420.4 million, cash dividends paid on common stock of $264.8 million, and an increase in Cumulative other comprehensive loss of $39.8 million in twelve months. During the first three months of 2016, the Company did not purchase any shares of its common stock for treasury purposes through open market purchases. The Company purchased 1.58 million shares of its common stock since March 31, 2015 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2016 to purchase 11.65 million shares of its common stock. In February 2016, the Board of Directors increased the quarterly cash dividend from $.67 per common share to $.84 per common share. This quarterly dividend will result in an annual dividend for 2016 of $3.36 per common share or a 30.1 percent payout of 2015 diluted net income per common share.
Cash Flow
Net operating cash decreased $24.7 million in the first three months of 2016 to a cash usage of $79.8 million from a cash usage of $55.1 million in 2015 primarily due to an increase in cash used for working capital of $44.1 million partially offset by an increase in net income of $15.7 million. Net investing cash usage increased $25.3 million in the first three months of 2016 to a usage of $61.5 million from a usage of $36.3 million in 2015 primarily due to increased cash used for other investments and higher capital expenditures. Net financing cash usage increased $117.1 million to a usage of $5.9 million in the first three months of 2016 from a source of $111.1 million in 2015 primarily due to net decreases in short-term borrowings of $646.0 million, and payments for credit facility and debt issuance costs in 2016 of $41.9 million partially offset by decreases in treasury stock purchases of $614.9 million in the first three months of 2016. In the twelve month period from April 1, 2015 through March 31, 2016, the Company generated net operating cash of $1.423 billion, used $313.9 million in investing activities and used $1.097 billion in financing activities. In that same period, the Company invested $243.4 million in capital additions and improvements, received long-term debt net proceeds of $797.6 million, decreased short-term borrowings by $1.276 billion, purchased $420.4 million in treasury stock and paid $264.8 million in cash dividends to its shareholders of common stock.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first three months of 2016, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.50 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2016, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-

default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the first quarter:

(Thousands of dollars)	Three Months Ended March 31,
	2016	2015	Change
Net Sales:
Paint Stores Group	$1,615,307	$1,461,505	10.5%
Consumer Group	378,086	351,690	7.5%
Global Finishes Group	454,166	469,556	-3.3%
Latin America Coatings Group	125,187	166,231	-24.7%
Administrative	1,278	1,302	-1.8%
Total	$2,574,024	$2,450,284	5.1%

(Thousands of dollars)	Three Months Ended March 31,
	2016	2015	Change
Income Before Income Taxes:
Paint Stores Group	$253,534	$176,576	43.6%
Consumer Group	63,964	55,406	15.4%
Global Finishes Group	48,582	38,900	24.9%
Latin America Coatings Group	(928)	9,500	-109.8%
Administrative	(148,787)	(87,141)	-70.7%
Total	$216,365	$193,241	12.0%
Consolidated net sales increased in the first quarter of 2016 due primarily to higher paint sales volume in our Paint Stores and Consumer Groups, partially offset by unfavorable currency translation rate changes that decreased consolidated net sales 2.8 percent in the quarter.
Net sales of all consolidated foreign subsidiaries were down 12.2 percent to $400.7 million in the quarter versus $456.5 million in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to a 13.9 percent negative impact of foreign translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 9.0 percent to $2.173 billion in the quarter as compared to $1.994 billion in the same period last year.
Net sales in the Paint Stores Group increased in the first quarter due primarily to higher architectural paint sales volume. Net sales from stores open for more than twelve calendar months increased 9.4 percent in the quarter compared to last year’s comparable period. Sales of non-paint products increased by 11.1 percent over last year's first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group increased in the first quarter due primarily to the new paint program launch at a national retailer. Net sales in the Global Finishes Group stated in U.S. dollars decreased in the first quarter due primarily to unfavorable currency translation rate changes, which decreased net sales by 4.7 percent in the quarter. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the first quarter, which can primarily be attributed to unfavorable currency translation rate changes and volume declines partially offset by selling price increases. Currency translation rate changes decreased net sales by 22.2 percent in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first quarter.
Consolidated gross profit increased $129.3 million in the first quarter of 2016 compared to the same period in 2015. As a percent of sales, consolidated gross profit increased to 49.0 percent in the quarter from 46.2 percent in the first quarter of 2015. The percent to sales and dollar increases were primarily due to increased paint sales volume.

The Paint Stores Group’s gross profit was higher than last year by $122.0 million in the first quarter due to higher paint sales volume. The Paint Stores Group’s gross profit margins increased in the quarter compared to the same period last year for that same reason. The Consumer Group’s gross profit increased by $15.1 million in the quarter compared to the same period last year primarily due to increased sales volume, improved manufacturing volumes and operating efficiency. The Consumer Group's gross profit margins increased as a percent of sales for the first quarter compared to the same period last year for those same reasons. The Global Finishes Group’s gross profit increased $5.2 million in the first quarter compared to the same period last year, when stated in U.S. dollars, primarily due to decreasing raw material costs and good cost control partially offset by unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter compared to the same period last year due primarily for those same reasons. The Latin America Coatings Group’s gross profit decreased by $12.8 million in the first quarter from the same period in the prior year, when stated in U.S. dollars, primarily due to increasing raw material costs and unfavorable currency translation rate changes partially offset by selling price increases. The Administrative segment’s gross profit decreased by $0.2 million in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $73.2 million in the first quarter of 2016 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from expenses of $31.0 million in the quarter associated with the anticipated acquisition of Valspar. As a percent of sales, consolidated SG&A increased slightly to 38.9 percent in the quarter of 2016 from 37.9 percent in the first quarter of 2015 primarily due to those same reasons.
The Paint Stores Group’s SG&A increased $45.0 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A was up $6.2 million in the quarter compared to the same period last year primarily due to general expenses to support higher sales levels. The Global Finishes Group’s SG&A decreased $5.2 million in the quarter primarily due to currency translation rate changes. The Latin America Coatings Group’s SG&A decreased $3.1 million in the first quarter due to currency translation rate changes partially offset by timing of spending. The Administrative segment’s SG&A increased $30.3 million in the first quarter primarily due to costs associated with the anticipated acquisition of Valspar.
Other general expense—net increased $19.2 million in the first quarter primarily due to increased provisions in the quarter for environmental expenses in the Administrative segment.
Other expense (income) —net increased $0.5 million in the first quarter as compared to 2015 primarily due to foreign currency transaction related losses.
Consolidated income before income taxes increased $23.1 million in the first quarter due to higher segment profits in Paint Stores, Consumer and Global Finishes Groups partially offset by lower segment profits in Latin America Coatings Groups.
The effective income tax rate was flat at 32.0 percent for the first quarter of 2016 and 2015.
Net income for the quarter increased $15.7 million to $147.1 million from $131.4 million in the first quarter of 2015. Diluted net income per common share increased 13.8 percent from $1.38 per share in the first quarter of 2015 to $1.57 per share in the first quarter of 2016, including Acquisition costs and amortization of credit facility costs incurred in March 2016 of $.24 per share.
Management considers a measurement that is not in accordance with U.S. generally accepted accounting principles a useful measurement of the operational profitability of the Company. Some investment professionals also utilize such a measurement as an indicator of the value of profits and cash that are generated strictly from operating activities, putting aside working capital and certain other balance sheet changes. For this measurement, management increases net income for significant non-operating and non-cash expense items to arrive at an amount known as “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). The reader is cautioned that the following value for EBITDA should not be compared to other entities unknowingly. EBITDA should not be considered an alternative to net income or cash flows from operating activities as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and cash flows from operating activities in accordance with U.S. generally accepted accounting principles disclosed in the Statements of Consolidated Income and Comprehensive Income and Statements of Consolidated Cash Flows. EBITDA as used by management is calculated as follows:

(Thousands of dollars)	Three Months Ended March 31,
	2016	2015
Net income	$147,128	$131,404
Interest expense	25,732	12,351
Income taxes	69,237	61,837
Depreciation	42,895	42,500
Amortization	5,782	6,905
EBITDA	$290,774	$254,997

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "believe," "expect," "may," "will," "should," "project," "could," "plan," "goal," "potential," "seek," "intend" or "anticipate" or the negative thereof or comparable terminology.
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•
legal, regulatory and other matters that may affect the timing of our ability to complete the planned acquisition of The Valspar Corporation, or Valspar, if at all, including the potential for regulatory authorities to require divestitures in connection with the proposed transaction;

•	our ability to successfully integrate past and future acquisitions into our existing operations, including Valspar, as well as the performance of the businesses acquired;

•	risks inherent in the achievement of cost synergies and the timing thereof for the planned acquisition of Valspar;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item1A. Risk Factors
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our annual report on Form 10-K for the fiscal year ended December 31, 2015. The information below includes additional risks relating to our previously announced plans to acquire The Valspar Corporation, or Valspar. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Our planned acquisition of Valspar may not occur at all, may not occur in the expected time frame or may involve the divestiture of certain businesses, which may negatively affect the trading prices of our stock and our future business and financial results.
On March 19, 2016, we and Viking Merger Sub, Inc., one of our wholly owned subsidiaries, which we refer to as Merger Sub, entered into an Agreement and Plan of Merger, or Merger Agreement, with Valspar, pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into Valspar. As a result of the planned acquisition of Valspar, Merger Sub will cease to exist, and Valspar will survive as a wholly owned subsidiary of ours.
Completion of the planned acquisition of Valspar is not assured and is subject to the satisfaction or waiver of customary closing conditions, including, among others: the adoption of the Merger Agreement by Valspar’s stockholders; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and the receipt of other required antitrust approvals.
The planned acquisition of Valspar is subject to risks and uncertainties, including the risk that the necessary regulatory approvals will not be obtained, the risk that the parties to the Merger Agreement may be required to divest certain businesses or assets in connection with the planned acquisition or that other closing conditions will not be satisfied. For example, in connection with obtaining the required regulatory approvals, the Company and/or Valspar may be required to divest assets of their respective businesses. We are not required to consummate the planned acquisition of Valspar if antitrust authorities require the divestiture of assets of Valspar or us representing, in the aggregate, more than $1.5 billion in net sales, which for purposes of such calculation uses net sales for the applicable Valspar assets calculated as of October 30, 2015, with certain exclusions. In addition, if these divested businesses represent, in the aggregate, less than $1.5 billion in net sales but more than $650 million in net sales, which for purposes of such calculation uses net sales for the applicable Valspar assets calculated as of October 30, 2015 (subject to certain exclusions), then the per share consideration paid to Valspar stockholders in connection with the planned acquisition will be $105 in cash instead of $113 in cash. If the planned acquisition of Valspar is not completed, if there are significant delays in completing the planned acquisition or if the planned acquisition involves the divestiture of certain businesses, it could negatively affect the trading prices of our common stock and our future business and financial results and could result in our failure to realize certain synergies relating to such acquisition.
Our obligation to complete the planned acquisition of Valspar is not subject to a financing condition.
Our obligation to complete the planned acquisition of Valspar is not subject to a financing condition. We have obtained committed financing for $9.3 billion to pay a substantial portion of the purchase price for the acquisition of Valspar. If any of the banks in the committed financing facilities are unable to perform their commitments, we may be required to finance a portion of the purchase price of the planned acquisition at interest rates higher than currently expected.
We may not realize the growth opportunities and cost synergies that are anticipated from the planned acquisition of Valspar.
The benefits that are expected to result from the planned acquisition of Valspar will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the planned acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on whether the Company or Valspar are required to divest assets of their respective business and on the successful integration of Valspar. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Valspar. The process of integrating operations could cause an interruption of, or loss of momentum in, our and Valspar’s activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Valspar. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Even if we are able to integrate Valspar successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Valspar. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the planned acquisition may be offset by costs incurred to, or delays in, integrating the businesses.
We will incur a substantial amount of debt to complete the planned acquisition of Valspar. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.
At March 31, 2016, we had total debt of approximately $2.0 billion. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future, and we plan to incur significant additional indebtedness in the event we complete the planned acquisition of Valspar. We expect to incur up to $9.3 billion of debt to complete the acquisition of Valspar. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
The degree to which we are currently leveraged and will be leveraged following the completion of the planned acquisition could have important consequences for shareholders. For example, it could:

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
A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans or other payments. In addition, any payment of dividends, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Finally, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.
Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.
We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. The success of future acquisitions, including Valspar, depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event that we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)				11,650,000
Employee transactions (2)	1,385	$248.77

February 1 - February 28
Employee transactions (2)	59,916	257.52

March 1 - March 31
Total
Share repurchase program (1)				11,650,000
Employee transactions (2)	61,301	$257.32		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at March 31, 2016 to purchase 11,650,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the three months ended March 31, 2016, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

*2.1
Agreement and Plan of Merger, among The Sherwin-Williams Company, Viking Merger Sub, Inc., and The Valspar Corporation, dated as of March 19, 2016, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 19, 2016, and incorporated herein by reference.

4.1
364-Day Bridge Credit Agreement, dated as of April 13, 2016, by and among The Sherwin-Williams Company, the lenders party thereto, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 13, 2016, and incorporated herein by reference.

4.2
Term Loan Credit Agreement, dated as of April 13, 2016, by and among The Sherwin-Williams Company, the lenders party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, Morgan Stanley Senior Funding, Inc. and PNC Bank, National Association, as co-syndication agents, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 13, 2016, and incorporated herein by reference.

4.3
Amendment No. 1 to Credit Agreement, dated as of April 13, 2016, by and among The Sherwin-Williams Company, Sherwin-Williams Canada Inc., Sherwin-Williams Luxembourg S.à r.l. and Sherwin-Williams UK Holding Limited, as borrowers, the lenders party thereto, Bank of America, N.A., as domestic administrative agent, and Bank of America, National Association, as Canadian administrative agent, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 13, 2016, and incorporated herein by reference.

10.1	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of April 20, 2016) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 27, 2016	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President-Corporate Controller

April 27, 2016	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
*2.1
Agreement and Plan of Merger, among The Sherwin-Williams Company, Viking Merger Sub, Inc., and The Valspar Corporation, dated as of March 19, 2016, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 19, 2016, and incorporated herein by reference.

4.1
364-Day Bridge Credit Agreement, dated as of April 13, 2016, by and among The Sherwin-Williams Company, the lenders party thereto, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 13, 2016, and incorporated herein by reference.

4.2
Term Loan Credit Agreement, dated as of April 13, 2016, by and among The Sherwin-Williams Company, the lenders party thereto, Citibank, N.A., as administrative agent, and Wells Fargo Bank, National Association, Morgan Stanley Senior Funding, Inc. and PNC Bank, National Association, as co-syndication agents, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 13, 2016, and incorporated herein by reference.

4.3
Amendment No. 1 to Credit Agreement, dated as of April 13, 2016, by and among The Sherwin-Williams Company, Sherwin-Williams Canada Inc., Sherwin-Williams Luxembourg S.à r.l. and Sherwin-Williams UK Holding Limited, as borrowers, the lenders party thereto, Bank of America, N.A., as domestic administrative agent, and Bank of America, National Association, as Canadian administrative agent, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated April 13, 2016, and incorporated herein by reference.

10.1	The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of April 20, 2016) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request