Form 10-Q
period 2016-06-30
SHERWIN WILLIAMS CO
filed 2016-07-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2016
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
Common Stock, $1.00 Par Value – 92,221,707 shares as of June 30, 2016.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5. Other Information	36
Item 6. Exhibits	37

SIGNATURES	38
INDEX TO EXHIBITS	39
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$3,219,525	$3,132,139	$5,793,549	$5,582,423
Cost of goods sold	1,583,732	1,602,153	2,896,011	2,919,988
Gross profit	1,635,793	1,529,986	2,897,538	2,662,435
Percent to net sales	50.8%	48.8%	50.0%	47.7%
Selling, general and administrative expenses	1,053,972	999,224	2,056,327	1,928,421
Percent to net sales	32.7%	31.9%	35.5%	34.5%
Other general expense - net	2,733	9,971	20,287	8,298
Interest expense	40,878	12,885	66,610	25,236
Interest and net investment income	(952)	(553)	(1,439)	(975)
Other (income) expense - net	(52)	677	174	432
Income before income taxes	539,214	507,782	755,579	701,023
Income taxes	161,150	157,845	212,639	219,682
Net income	$378,064	$349,937	$542,940	$481,341
Net income per common share:
Basic	$4.12	$3.79	$5.93	$5.20
Diluted	$3.99	$3.70	$5.76	$5.07
Average shares outstanding - basic	91,788,734	92,260,367	91,632,297	92,500,213
Average shares and equivalents outstanding - diluted	94,669,751	94,592,057	94,305,997	94,927,670
Comprehensive income	$284,060	$361,580	$467,946	$436,637

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$402,656	$205,744	$75,068
Accounts receivable, less allowance	1,473,078	1,114,275	1,454,045
Inventories:
Finished goods	975,366	840,603	945,918
Work in process and raw materials	176,866	177,927	186,058
	1,152,232	1,018,530	1,131,976
Deferred income taxes	155,407	87,883	107,902
Other current assets	300,569	230,748	234,923
Total current assets	3,483,942	2,657,180	3,003,914
Goodwill	1,144,700	1,143,333	1,151,720
Intangible assets	247,070	255,371	273,882
Deferred pension assets	246,090	244,882	251,684
Other assets	471,618	436,309	442,056
Property, plant and equipment:
Land	119,608	119,530	122,503
Buildings	708,573	696,202	696,426
Machinery and equipment	2,109,786	2,026,617	1,980,796
Construction in progress	100,508	81,082	69,274
	3,038,475	2,923,431	2,868,999
Less allowances for depreciation	1,966,218	1,881,569	1,863,680
	1,072,257	1,041,862	1,005,319
Total Assets	$6,665,677	$5,778,937	$6,128,575

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$59,203	$39,462	$1,159,284
Accounts payable	1,289,406	1,157,561	1,253,894
Compensation and taxes withheld	311,111	338,256	267,352
Accrued taxes	230,294	81,146	193,834
Current portion of long-term debt	2,179	3,154	3,179
Other accruals	733,020	522,280	479,696
Total current liabilities	2,625,213	2,141,859	3,357,239
Long-term debt	1,909,217	1,907,278	1,116,667
Postretirement benefits other than pensions	251,812	248,523	279,650
Other long-term liabilities	632,806	613,367	617,677
Shareholders’ equity:
Common stock—$1.00 par value:
92,221,707, 92,246,525 and 93,210,645 shares outstanding
at June 30, 2016, December 31, 2015 and June 30, 2015, respectively	116,259	115,761	115,394
Other capital	2,412,599	2,330,426	2,241,197
Retained earnings	3,616,095	3,228,876	2,780,764
Treasury stock, at cost	(4,236,235)	(4,220,058)	(3,863,351)
Cumulative other comprehensive loss	(662,089)	(587,095)	(516,662)
Total shareholders' equity	1,246,629	867,910	757,342
Total Liabilities and Shareholders’ Equity	$6,665,677	$5,778,937	$6,128,575

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net income	$542,940	$481,341
Adjustments to reconcile net income to net operating cash:
Depreciation	86,724	84,581
Amortization of intangible assets	12,003	13,720
Stock-based compensation expense	31,948	32,578
Amortization of credit facility and debt issuance costs	25,691	2,166
Provisions for qualified exit costs	1,422	1,482
Provisions for environmental-related matters	20,536	11,560
Defined benefit pension plans net cost	9,948	3,576
Net increase in postretirement liability	961	(111)
Other	1,196	(4,539)
Change in working capital accounts - net	(211,572)	(238,809)
Costs incurred for environmental-related matters	(6,716)	(5,573)
Costs incurred for qualified exit costs	(4,155)	(5,045)
Other	(943)	(27,907)
Net operating cash	509,983	349,020

INVESTING ACTIVITIES
Capital expenditures	(114,081)	(87,542)
Proceeds from sale of assets	2,039	8,021
Increase in other investments	(36,950)	(1,486)
Net investing cash	(148,992)	(81,007)

FINANCING ACTIVITIES
Net increase in short-term borrowings	15,318	484,636
Payments of long-term debt	(84)	—
Payments for credit facility and debt issuance costs	(61,433)	—
Payments of cash dividends	(155,721)	(125,251)
Proceeds from stock options exercised	43,708	57,420
Income tax effect of stock-based compensation exercises and vesting (see Note 11)	—	72,529
Treasury stock purchased	—	(679,449)
Other	(12,645)	(34,081)
Net financing cash	(170,857)	(224,196)

Effect of exchange rate changes on cash	6,778	(9,481)
Net increase in cash and cash equivalents	196,912	34,336
Cash and cash equivalents at beginning of year	205,744	40,732
Cash and cash equivalents at end of period	$402,656	$75,068

Income taxes paid	$73,636	$45,319
Interest paid	66,583	25,234

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2016 and 2015
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
There have been no significant changes in critical accounting policies since December 31, 2015, except for the adoption of Accounting Standards Update (ASU) No. 2016-09 as described in Notes 2 and 11. Accounting estimates were revised as necessary during the first six months of 2016 based on new information and changes in facts and circumstances. Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation.
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
The consolidated results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During the second quarter of 2016, the Company early adopted, as permitted, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies various provisions related to how share-based payments are accounted for and presented in the financial statements. Excess tax benefits for share-based payments are no longer recognized in other capital on the balance sheet and now will be recognized in the income tax provision on the income statement. In addition, excess tax benefits for share-based payments are now included in Net operating cash rather than Net financing cash. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Refer to Note 11 for additional information.
Effective January 1, 2016, the Company adopted the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires companies to present debt issuance costs associated with a debt liability as a deduction from the carrying amount of that debt liability on the balance sheet rather than being capitalized as an asset. The adoption of this ASU did not have a material effect on the Company's results of operations, financial condition or liquidity.
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
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2016 and 2015 were $.84 per common share and $.67 per common share, respectively.
NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the six months ended June 30, 2016 and 2015:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Unrealized Net Losses on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(482,629)	$(104,346)	$(120)		$(587,095)
Amounts recognized in Other comprehensive loss (1)	31,935		455	$(107,948)	(75,558)
Amounts reclassified from Other comprehensive loss (2)		439	125		564
Net change	31,935	439	580	(107,948)	(74,994)
Balance at June 30, 2016	$(450,694)	$(103,907)	$460	$(107,948)	$(662,089)

(1) Net of taxes of $(282) for unrealized net gains on available-for-sale securities and $66,721 for unrealized net losses on cash flow hedges.
(2) Net of taxes of $(45) for pension and other postretirement benefit adjustments and $(78) for realized losses on the sale of available-for-sale securities.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Total Cumulative Other Comprehensive Loss
Balance at December 31, 2014	$(354,384)	$(118,167)	$593	$(471,958)
Amounts recognized in Other comprehensive loss (3)	(45,554)		52	(45,502)
Amounts reclassified from Other comprehensive loss (4)		853	(55)	798
Net change	(45,554)	853	(3)	(44,704)
Balance at June 30, 2015	$(399,938)	$(117,314)	$590	$(516,662)

(3) Net of taxes of $(34) for unrealized net gains on available-for-sale securities.

(4) Net of taxes of $(699) for pension and other postretirement benefit adjustments and $33 for realized gains on the sale of available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2016 and 2015, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2016	2015
Balance at January 1	$31,878	$27,723
Charges to expense	15,763	14,470
Settlements	(14,755)	(14,955)
Balance at June 30	$32,886	$27,238
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
In the six months ended June 30, 2016, fourteen stores in the Paint Stores Group, three branches in the Global Finishes Group and one facility in the Consumer Group were closed due to lower demand or redundancy.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2016:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2015	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at June 30, 2016
Consumer Group facilities shutdown in 2016:
Severance and related costs		$117	$(117)
Global Finishes Group stores shutdown in 2016:
Other qualified exit costs		40		$40
Paint Stores Group stores shutdown in 2015:
Other qualified exit costs	$12	297	(64)	245
Global Finishes Group exit of a business in 2015:
Severance and related costs	1,096		(204)	892
Other qualified exit costs	2,750	538	(2,358)	930
Paint Stores Group stores shutdown in 2014:
Other qualified exit costs	184		(45)	139
Consumer Group facilities shutdown in 2014:
Severance and related costs	445		(41)	404
Other qualified exit costs	52		(39)	13
Global Finishes Group exit of business in 2014:
Severance and related costs	430		(430)
Other qualified exit costs	353	430	(496)	287
Other qualified exit costs for facilities shutdown prior to 2014	1,755		(361)	1,394
Totals	$7,077	$1,422	$(4,155)	$4,344
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

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2016	2015	2016	2015	2016	2015
Three Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$5,489	$5,755	$1,198	$1,325	$561	$621
Interest cost	6,643	6,237	2,081	2,271	2,753	2,796
Expected return on assets	(12,567)	(13,024)	(1,846)	(2,430)
Amortization of:
Prior service cost (credit)	301	328			(1,645)	(1,132)
Actuarial loss	1,153	843	504	484		253
Net periodic benefit cost (credit)	$1,019	$139	$1,937	$1,650	$1,669	$2,538

Six Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$10,978	$11,509	$2,539	$2,650	$1,122	$1,242
Interest cost	13,286	12,474	4,161	4,542	5,505	5,591
Expected return on assets	(25,134)	(26,048)	(3,692)	(4,861)
Amortization of:
Prior service cost (credit)	602	655			(3,290)	(2,264)
Actuarial loss	2,305	1,686	865	969		506
Settlement costs			4,038
Net periodic benefit cost (credit)	$2,037	$276	$7,911	$3,300	$3,337	$5,075
The settlement charge recognized in the first quarter of 2016 relates to the wind up of an acquired Canada plan. For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2016, the unaccrued maximum of the estimated range of possible outcomes is $83.9 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2016 and 2015 were accruals for extended environmental-related activities of $143.0 million and $121.2 million, respectively. Estimated costs of current investigation and remediation activities of $22.5 million and $16.9 million are included in Other accruals at June 30, 2016 and 2015, respectively.
Three of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2016. At June 30, 2016, $129.5 million, or 78.2 percent of the total accrual, related directly to these three sites. In the aggregate unaccrued maximum of $83.9 million at June 30, 2016, $60.7 million, or 72.3 percent, related to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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

On April 3, 2014, the Company sent notice to Avisep and Bevisep that the Company was terminating the Purchase Agreement. On April 3, 2014, the Company filed a complaint for declaratory judgment in the Supreme Court of the State of New York, New York County, requesting the court to declare that the Company had used commercially reasonable efforts as required under the Purchase Agreement and has not breached the Purchase Agreement. On August 7, 2014, the case was removed by Avisep and Bevisep to the United States District Court for the Southern District of New York. On September 24, 2014, Avisep and Bevisep filed a motion to dismiss the case, including for lack of personal jurisdiction. Oral argument on the motion to dismiss before the District Court occurred on January 27, 2016. On January 29, 2016, the District Court entered a judgment dismissing the case without prejudice for lack of personal jurisdiction. On April 11, 2014, Avisep and Bevisep initiated an arbitration proceeding against the Company in the International Court of Arbitration contending that the Company breached the Purchase Agreement by terminating the Purchase Agreement and not utilizing commercially reasonable efforts under the Purchase Agreement, which allegedly caused Avisep and Bevisep to incur damages. On June 1, 2015, Avisep and Bevisep filed their statement of claim in the arbitration alleging damages of approximately $85 million. On August 31, 2015, the Company filed its memorial in support of its statement of defense in the arbitration. A hearing on the merits before an arbitration tribunal commenced on April 11, 2016 and ended on April 19, 2016. On June 27, 2016, the arbitration tribunal issued its final award finding that the Company did not breach its duty to act in good faith under the Purchase Agreement, did not breach the Purchase Agreement by failing to use commercially reasonable efforts under the Purchase Agreement, and did not wrongfully terminate the Purchase Agreement. In addition, the arbitration tribunal found that the Company breached the Purchase Agreement by filing the complaint for declaratory judgment in the Supreme Court of the State of New York and ordered the Company to pay Avisep’s and Bevisep’s costs of defending such action in the amount of $0.5 million, plus interest. The parties were ordered to share the costs of the arbitration and be responsible for their own costs, including attorneys’ fees and expenses.

NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Provisions for environmental matters - net	$2,507	$10,510	$20,536	$11,560
Loss (gain) on disposition of assets	226	(539)	(249)	(3,262)
Total	$2,733	$9,971	$20,287	$8,298
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
Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend and royalty income	$(999)	$(1,039)	$(2,165)	$(2,120)
Net expense from banking activities	2,108	2,197	4,371	5,164
Foreign currency transaction related losses	1,819	1,722	3,509	2,860
Other income	(5,450)	(4,843)	(10,330)	(10,340)
Other expense	2,470	2,640	4,789	4,868
Total	$(52)	$677	$174	$432
Foreign currency transaction related losses represent net realized losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at June 30, 2016 and 2015.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.

NOTE 11—INCOME TAXES
The effective tax rate was 29.9 percent and 28.1 percent for the second quarter and first six months of 2016, respectively, compared to 31.1 percent and 31.3 percent for the second quarter and first six months of 2015, respectively. The decrease in the effective tax rate for the second quarter and first six months of 2016 compared to 2015 was primarily due to the Company's adoption of ASU No. 2016-09.
As disclosed in Note 2, during the second quarter of 2016, the Company adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.” Therefore, effective January 1, 2016, excess tax benefits for share-based payments are recognized in the income tax provision rather than in additional paid-in capital. The impact on the Company's financial statements for the three months ended March 31 and the three and six months ended June 30, 2016 is summarized below:

	Three Months Ended		Six Months Ended
	March 31, 2016	June 30, 2016	June 30, 2016
Decrease in Other capital	$17,748	$11,955	$29,703
Decrease in Income taxes and increase in Net income	$17,748	$11,955	$29,703
Increase in Average shares and equivalents outstanding - diluted	565,880	696,616	595,220
Increase in Basic net income per common share	$0.19	$0.13	$0.33
Increase in Diluted net income per common share	$0.18	$0.09	$0.28
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2015 during the first six months of 2016.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of June 30, 2016, there were no examinations being conducted by the IRS, however, the statute of limitations has not expired for the 2012, 2013 and 2014 tax years.
As of June 30, 2016, the Company is subject to non-U.S. income tax examinations for the tax years of 2008 through 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2015.

NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic
Average common shares outstanding	91,788,734	92,260,367	91,632,297	92,500,213
Net income	$378,064	$349,937	$542,940	$481,341
Basic net income per common share	$4.12	$3.79	$5.93	$5.20

Diluted
Average common shares outstanding	91,788,734	92,260,367	91,632,297	92,500,213
Stock options and other contingently issuable shares (1)	2,318,192	1,864,328	2,114,844	1,926,978
Non-vested restricted stock grants	562,825	467,362	558,856	500,479
Average common shares outstanding assuming dilution	94,669,751	94,592,057	94,305,997	94,927,670

Net income	$378,064	$349,937	$542,940	$481,341
Diluted net income per common share	$3.99	$3.70	$5.76	$5.07

(1)
Stock options and other contingently issuable shares excluded 16,013 and 47,273 shares due to their anti-dilutive effect for the three and six months ended June 30, 2016. Stock options and other contingently issuable shares excluded 21,243 shares due to their anti-dilutive effect for the three and six months ended June 30, 2015.

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
See Note 11 for the impact of the adoption of ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" on basic and diluted net income per common share.
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

(Thousands of dollars)	Three Months Ended June 30, 2016
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,108,259	$477,515	$499,156	$133,307	$1,288	$3,219,525
Intersegment transfers		763,956	6,025	9,960	(779,941)
Total net sales and intersegment transfers	$2,108,259	$1,241,471	$505,181	$143,267	$(778,653)	$3,219,525

Segment profit	$508,990	$108,296	$65,238	$(9,643)		$672,881
Interest expense					$(40,878)	(40,878)
Administrative expenses and other					(92,789)	(92,789)
Income before income taxes	$508,990	$108,296	$65,238	$(9,643)	$(133,667)	$539,214

	Three Months Ended June 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,984,985	$490,042	$505,767	$150,068	$1,277	$3,132,139
Intersegment transfers		768,663	1,188	10,484	(780,335)
Total net sales and intersegment transfers	$1,984,985	$1,258,705	$506,955	$160,552	$(779,058)	$3,132,139

Segment profit	$433,381	$114,247	$57,268	$4,031		$608,927
Interest expense					$(12,885)	(12,885)
Administrative expenses and other					(88,260)	(88,260)
Income before income taxes	$433,381	$114,247	$57,268	$4,031	$(101,145)	$507,782

	Six Months Ended June 30, 2016
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,723,566	$855,601	$953,322	$258,494	$2,566	$5,793,549
Intersegment transfers		1,377,586	7,981	18,653	(1,404,220)
Total net sales and intersegment transfers	$3,723,566	$2,233,187	$961,303	$277,147	$(1,401,654)	$5,793,549

Segment profit	$762,524	$172,259	$113,821	$(10,571)		$1,038,033
Interest expense					$(66,610)	(66,610)
Administrative expenses and other					(215,844)	(215,844)
Income before income taxes	$762,524	$172,259	$113,821	$(10,571)	$(282,454)	$755,579

	Six Months Ended June 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,446,490	$841,732	$975,323	$316,299	$2,579	$5,582,423
Intersegment transfers		1,376,201	2,962	20,553	(1,399,716)
Total net sales and intersegment transfers	$3,446,490	$2,217,933	$978,285	$336,852	$(1,397,137)	$5,582,423

Segment profit	$609,957	$169,653	$96,168	$13,531		$889,309
Interest expense					$(25,236)	(25,236)
Administrative expenses and other					(163,050)	(163,050)
Income before income taxes	$609,957	$169,653	$96,168	$13,531	$(188,286)	$701,023

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $454.5 million and $17.1 million, respectively, for the second quarter of 2016, and $476.8 million and $22.4 million, respectively, for the second quarter of 2015. Net external sales and segment profit of these subsidiaries were $855.2 million and $27.3 million, respectively, for the first six months of 2016 and $933.3 million and $40.7 million, respectively, for the first six months of 2015. Long-lived assets of these subsidiaries totaled $506.8 million and $521.0 million at June 30, 2016 and June 30, 2015, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$25,415	$3,056	$22,359
Liabilities:
Interest rate lock liability (2)	$174,669		$174,669
Deferred compensation plan liability (3)	35,634	$35,634
Total liabilities	$210,303	$35,634	$174,669

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $25,275.

(2) The interest rate lock liability is measured at the present value of the expected future cash flows using market-based observable inputs. See Note 15.

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

(Thousands of dollars)	June 30, 2016		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,906,672	$2,021,174	$1,114,952	$1,129,742
Non-traded debt	4,724	4,451	4,894	4,659
In April 2016, the Company entered into a $7.3 billion bridge credit agreement (Bridge Loan) and a $2.0 billion term loan credit agreement (Term Loan) as committed financing for the Valspar acquisition as disclosed in Note 17. No balances were drawn against these facilities as of June 30, 2016. Debt issuance costs of $65.1 million related to these facilities were incurred and recorded in Other current assets. Of this amount, $24.4 million was amortized and included in Interest expense for six months ended June 30, 2016. Periodic fees related to these facilities totaling $2.2 million were also included in interest expense for this period.
During the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $3.6 billion. The objective of the interest rate locks is to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. Therefore, the interest rate locks are recognized at fair value on the Consolidated Balance Sheet, and changes in fair value (to the extent effective) are recognized in Cumulative other comprehensive loss. Amounts recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the settlement of the interest rate locks. The Company will evaluate hedge effectiveness each period until settlement. At June 30, 2016, an interest rate lock liability of $174.7 million was included in Other accruals, and the related pretax loss of $174.7 million was recognized in Cumulative other comprehensive loss.
In May 2016 and subsequently amended, the Company entered into a new five-year $150.0 million credit agreement. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at June 30, 2016.
NOTE 16—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $226.3 million and $227.0 million at June 30, 2016 and 2015, respectively. The liability for estimated future capital contributions to the investments was $186.9 million and $191.5 million at June 30, 2016 and 2015, respectively.

NOTE 17—ACQUISITIONS
On March 19, 2016, the Company and the Valspar Corporation (Valspar) entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction, or a value of approximately $9.5 billion and assumption of Valspar debt. The transaction is subject to certain conditions and regulatory approvals. If in connection with obtaining the required regulatory approvals, the parties are required to divest assets of Valspar or the Company representing, in the aggregate, more than $650 million in net sales, then the per share consideration will be $105 in cash. The Company is not required to consummate the acquisition if regulatory authorities require the divestiture of assets of Valspar or the Company representing, in the aggregate, more than $1.5 billion. Valspar's architectural coatings assets in Australia are excluded from the calculation of the $650 million and/or $1.5 billion threshold if such assets are required to be divested. During the six months ended June 30, 2016, the Company incurred SG&A and interest expense of $35.6 million and $26.6 million, respectively, related to the anticipated acquisition of Valspar. See Note 15. The acquisition will expand Sherwin-Williams diversified array of brands and technologies, expand its global platform and add new capabilities in the packaging and coil segments.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2016 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital increased $1.212 billion at June 30, 2016 compared to the end of the second quarter of 2015 due to a significant decrease in short-term borrowings due to repayment of short-term borrowings with proceeds from debt issued in July 2015. Short-term borrowings decreased $1.100 billion, current portion of long-term debt decreased $1.0 million, long-term debt increased $792.6 million, and cash and cash equivalents increased $327.6 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $161.0 million in the first six months of 2016 to a cash source of $510.0 million from a cash source of $349.0 million in 2015 primarily due to an increase in net income and non-cash charges along with a decreased cash used for working capital accounts. Net income was increased by $29.7 million from the impact of the adoption of ASU No. 2016-09 in the second quarter of 2016. See Note 11 for more information.
Consolidated net sales increased 2.8 percent in the second quarter of 2016 to $3.220 billion from $3.132 billion in the second quarter of 2015 and increased 3.8 percent in the first six months of 2016 to $5.794 billion from $5.582 billion due primarily to higher paint sales volume in our Paint Stores Group. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter of 2016 to 50.8 percent from 48.8 percent in 2015 and increased in the first six months to 50.0 percent from 47.7 percent due primarily to increased paint volume and improved operating efficiency. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 32.7 percent from 31.9 percent in the second quarter of 2015 and increased to 35.5 percent from 34.5 percent in the first six months primarily due to timing of net new store openings and costs associated with the anticipated acquisition of Valspar (Acquisition costs).
Interest expense increased $28.0 million in the second quarter of 2016 and increased $41.4 million in the first six months due to interest on debt issued in July 2015 and amortization of credit facility costs incurred in 2016. The effective income tax rate for the second quarter of 2016 was 29.9 percent compared to 31.1 percent in 2015 and the rate for the first six months of 2016 was 28.1 percent compared to 31.3 percent in 2015. The decrease in the effective tax rate for the second quarter and first six months of 2016 compared to 2015 was primarily due to the Company's adoption of ASU No. 2016-09. Diluted net income per common share in the quarter increased to $3.99 per share, including a $.16 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.09 per share related to a reduction in the income tax provision, from $3.70 per share in 2015. Diluted net income per common share in six months increased to $5.76 per share, including a $.40 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.28 per share related to a reduction in the income tax provision, from $5.07 per share in 2015.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2016 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital increased $1.212 billion at June 30, 2016 compared to the end of the second quarter of 2015 due to a significant decrease in short-term borrowings due to a repayment of short-term borrowings. Cash and cash equivalents increased $327.6 million, accounts receivable increased $19.0 million while inventories increased $20.3 million. Accounts payable increased $35.5 million and all other current liabilities increased $333.5 million from June 30, 2015, including Acquisition costs totaling $29.0 million and interest rate lock liability of $174.7 million both included in other accruals. Accrued taxes and compensation and taxes withheld liabilities also increased primarily due to timing. Short-term borrowings decreased $1.100 billion and long-term debt increased $792.6 million due to repayment of short-term borrowings with proceeds from debt issued in July 2015. In April 2016, the Company entered into a $7.3 billion bridge credit agreement (Bridge Loan) and a $2.0 billion term loan credit agreement (Term Loan) as committed financing for the Valspar acquisition (Valspar) as disclosed in Note 17. No balances were drawn against these facilities as of June 30, 2016. Debt issuance costs of $65.1 million related to these facilities were incurred and recorded in Other current assets. Of this amount, $24.4 million was amortized and included in Interest expense for six months ended June 30, 2016. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first six months of 2016, accounts receivable increased $358.8 million when normal seasonal trends typically require significant growth in this category and inventories increased $133.7 million. Accounts payable increased $131.8 million and all other current liabilities increased $331.8 million, including Acquisition costs and credit facility costs totaling $29.0 million and interest rate lock liability of $174.7 million both included in other accruals, while short-term borrowings increased $19.7 million. The Company’s current ratio was 1.33 at June 30, 2016 compared to 0.89 at June 30, 2015 and 1.24 at December 31, 2015. Total debt at June 30, 2016 decreased $308.5 million to $1.971 billion from $2.279 billion at June 30, 2015 and decreased as a percentage of total capitalization to 61.3 percent from 75.1 percent at the end of the second quarter last year. Total debt increased $20.7 million from December 31, 2015 and decreased as a percentage of total capitalization from 69.2 percent to 61.3 percent. At June 30, 2016, the Company had remaining short-term borrowing ability of $2.221 billion. Net operating cash improved $161.0 million in the first six months of 2016 to a cash source of $510.0 million from a cash source of $349.0 million in 2015. In the twelve month period from July 1, 2015 through June 30, 2016, the Company generated net operating cash of $1.608 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $196.9 million during the first six months of 2016. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $114.1 million, and payments of cash dividends of $155.7 million. At June 30, 2016, the Company’s current ratio was 1.33 compared to 1.24 at December 31, 2015 and 0.89 a year ago. The increase from a year ago resulted primarily from the decrease in short-term borrowings.
Goodwill and intangible assets decreased $6.9 million from December 31, 2015 and decreased $33.8 million from June 30, 2015. The net decrease during the first six months of 2016 was primarily due to amortization. The net decrease over the twelve month period from June 30, 2015 was primarily due to amortization and foreign currency translation. See Note 4, on pages 50 and 51, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $1.2 million during the first six months of 2016 and decreased $5.6 million from June 30, 2015. The decrease in the last twelve months was due to decreases in the fair market value of equity securities held by the Company’s defined benefit pension plans partially offset by decreased projected benefit obligations resulting from changes in actuarial assumptions. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s benefit plan assets.

Other assets at June 30, 2016 increased $35.3 million in the first six months of 2016 primarily due to affordable housing and historic renovation investments and increased $29.6 million from a year ago primarily due to increased long-term deposits and other investments partially offset by decreased affordable housing and historic renovation investments.
Net property, plant and equipment increased $30.4 million in the first six months of 2016 and increased $66.9 million in the twelve months since June 30, 2015. The increase in the first six months was primarily due to capital expenditures of $114.1 million and changes in currency translation rates of $4.6 million partially offset by depreciation expense of $86.7 million and sale or disposition of fixed assets of $1.8 million. Since June 30, 2015, capital expenditures of $260.9 million were partially offset by depreciation expense of $172.5 million, changes in currency translation rates of $14.2 million and dispositions or sale of assets with remaining net book value of $7.6 million. Capital expenditures during the first six months of 2016 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and information systems hardware in the Administrative Segment.
At June 30, 2016, there were no borrowings outstanding under the commercial paper program and short-term borrowings under the Company's global five-year $1.350 billion credit agreement were $28.9 million with a weighted average interest rate of 1.0%. Short-term borrowings under various other foreign programs were $30.3 million with a weighted average interest rate of 16.6%. The Company had unused capacity of $1.321 billion at June 30, 2016 under the credit agreement. In April 2016, the Company entered into a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Valspar acquisition as disclosed in Note 17. No balances were drawn against these facilities as of June 30, 2016. During the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $3.6 billion. The objective of the interest rate locks is to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. Therefore, the interest rate locks are recognized at fair value on the Consolidated Balance Sheet, and changes in fair value (to the extent effective) are recognized in Cumulative other comprehensive loss. Amounts recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the settlement of the interest rate locks. The Company will evaluate hedge effectiveness each period until settlement. At June 30, 2016, an interest rate lock liability of $174.7 million was included in Other accruals, and the related pretax loss of $174.7 million was recognized in Cumulative other comprehensive loss. In May 2016 and subsequently amended, the Company entered into a new five-year $150.0 million credit agreement. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at June 30, 2016. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2015 and decreased $27.8 million from June 30, 2015. The decrease in the liability was due to the decrease in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at June 30, 2016 increased $19.4 million in the first six months of 2016 primarily due to increased environmental provisions and an increase in long-term commitments related to affordable housing and historic renovation real estate properties partially offset by a decrease in non-current deferred tax liabilities, and increased $15.1 million from a year ago primarily due to an increase in accruals for extended environmental-related liabilities partially offset by a decrease in long-term commitments related to affordable housing and historic renovation real estate properties and non-current deferred tax liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2016. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2016. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $19.7 million to $59.2 million at June 30, 2016 from $39.5 million at December 31, 2015. Total long-term debt increased $1.0 million to $1.911 billion at June 30, 2016 from $1.910 billion at December 31, 2015, and increased $791.6 million from $1.120 billion at June 30, 2015. On March 19, 2016, the Company and Valspar entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction. The transaction is subject to certain conditions and regulatory approvals. See Note 17 for more information. During the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt, the Company entered into a series of interest rate lock agreements on a combined notional amount of $3.6 billion. See Note 15 for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter of 2016 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Changes to the Company’s accrual for product warranty claims in the first six months of 2016 are disclosed in Note 5.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $378.7 million to $1.247 billion at June 30, 2016 from $867.9 million at December 31, 2015 and increased $489.3 million from $757.3 million at June 30, 2015. The increase in Shareholders’ equity for the first six months of 2016 resulted primarily from net income of $542.9 million, an increase in Other capital of $82.2 million, resulting primarily from stock option exercises, partially offset by an increase in Cumulative other comprehensive loss of $75.0 million and cash dividends paid on common stock of $155.7 million. Since June 30, 2015, net income of $1.115 billion and an increase in Other capital of $171.4 million more than offset purchases of treasury stock for $355.8 million, cash dividends paid on common stock of $280.1 million, and an increase in Cumulative other comprehensive loss of $145.4 million in twelve months. During the first six months of 2016, the Company did not purchase any shares of its common stock for treasury purposes through open market purchases. The Company purchased 1.33 million shares of its common stock since June 30, 2015 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2016 to purchase 11.65 million shares of its common stock. In February 2016, the Board of Directors increased the quarterly cash dividend from $.67 per common share to $.84 per common share. This quarterly dividend will result in an annual dividend for 2016 of $3.36 per common share or a 30.1 percent payout of 2015 diluted net income per common share.
Cash Flow
Net operating cash improved $161.0 million in the first six months of 2016 to a cash source of $510.0 million from a cash source of $349.0 million in 2015 primarily due to an increase in net income and non-cash charges along with decreased cash used for working capital accounts. Net income was increased by $29.7 million from the impact of the adoption of ASU No. 2016-09 in the second quarter of 2016. See Note 11 for more information. Net investing cash usage increased $68.0 million in the first six months of 2016 to a usage of $149.0 million from a usage of $81.0 million in 2015 primarily due to increased cash used for other investments and higher capital expenditures. Net financing cash usage decreased $53.3 million to a usage of $170.9 million in the first six months of 2016 from a usage of $224.2 million in 2015 primarily due to decreases in treasury stock purchases of $679.4 million partially offset by net decreases in short-term borrowings of $469.3 million and payments for credit facility and debt issuance costs in 2016 of $61.4 million in the first six months of 2016. In the twelve month period from July 1, 2015 through June 30, 2016, the Company generated net operating cash of $1.608 billion, used $356.6 million in investing activities and used $927.0 million in financing activities. In that same period, the Company invested $260.9 million in capital additions and improvements, received long-term debt net proceeds of $797.4 million, decreased short-term borrowings by $1.100 billion, purchased $355.8 million in treasury stock and paid $280.1 million in cash dividends to its shareholders of common stock.

Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In the first six months of 2016, the Company entered into forward currency exchange contracts with maturity dates of less than twelve months to hedge against value changes in foreign currency. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.50 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2016, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the second quarter:

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net Sales:
Paint Stores Group	$2,108,259	$1,984,985	6.2%	$3,723,566	$3,446,490	8.0%
Consumer Group	477,515	490,042	-2.6%	855,601	841,732	1.6%
Global Finishes Group	499,156	505,767	-1.3%	953,322	975,323	-2.3%
Latin America Coatings Group	133,307	150,068	-11.2%	258,494	316,299	-18.3%
Administrative	1,288	1,277	0.9%	2,566	2,579	-0.5%
Total	$3,219,525	$3,132,139	2.8%	$5,793,549	$5,582,423	3.8%

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Income Before Income Taxes:
Paint Stores Group	$508,990	$433,381	17.4%	$762,524	$609,957	25.0%
Consumer Group	108,296	114,247	-5.2%	172,259	169,653	1.5%
Global Finishes Group	65,238	57,268	13.9%	113,821	96,168	18.4%
Latin America Coatings Group	(9,643)	4,031	-339.2%	(10,571)	13,531	-178.1%
Administrative	(133,667)	(101,145)	-32.2%	(282,454)	(188,286)	-50.0%
Total	$539,214	$507,782	6.2%	$755,579	$701,023	7.8%
Consolidated net sales increased in the second quarter and first six months of 2016 due primarily to higher paint sales volume in our Paint Stores Group, partially offset by unfavorable currency translation rate changes that decreased consolidated net sales 1.5 percent in the quarter and 2.0 percent in the first six months.
Net sales of all consolidated foreign subsidiaries were down 4.7 percent to $454.5 million in the quarter and down 8.4 percent to $855.2 million in the first six months versus $476.8 million and $933.3 million in the same periods last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter and first six months was due primarily to a 9.0 percent negative impact and a 11.4 percent negative impact of foreign translation rate changes, respectively. Net sales of all operations other than consolidated foreign subsidiaries were up 4.1 percent to $2.765 billion in the quarter and up 6.2 percent to $4.938 billion in the first six months as compared to $2.655 billion and $4.649 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the second quarter and first six months due primarily to higher architectural paint sales volume. Net sales from stores open for more than twelve calendar months increased 5.2 percent in the quarter and increased 7.0 percent in the first six months compared to last year’s comparable periods. Sales of non-paint products increased by 5.2 percent over last year's second quarter and increased by 7.8 percent over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group decreased in the second quarter, due primarily to initial shipments of a new paint program launch at a national retailer in 2015, and increased in the first six months, due primarily to higher volume sales to most of the Group's retail customers. Net sales in the Global Finishes Group stated in U.S. dollars decreased in the second quarter and first six months due primarily to unfavorable currency translation rate changes, which decreased net sales by 2.6 percent in the quarter and 3.6 percent in the first six months. Net sales in the Latin America Coatings Group stated in U.S. dollars decreased in the second quarter and first six months, which can primarily be attributed to unfavorable currency translation rate changes and volume declines partially offset by selling price increases. Currency translation rate changes decreased net sales by 16.4 percent in the quarter and decreased net sales by 19.4 percent in the first six months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the second quarter and first six months.
Consolidated gross profit increased $105.8 million in the second quarter and increased $235.1 million in the first six months of 2016 compared to the same periods in 2015. As a percent of sales, consolidated gross profit increased to 50.8 percent in the quarter from 48.8 percent in the second quarter of 2015 and increased to 50.0 percent in the first six months of 2016 from 47.7 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume.
The Paint Stores Group’s gross profit was higher than last year by $116.9 million in the second quarter and was higher than last year by $238.9 million in the first six months due to higher paint sales volume. The Paint Stores Group’s gross profit margins increased in the quarter and first six months compared to the same period last year for that same reason. The Consumer Group’s gross profit increased by $0.4 million in the quarter and increased by $15.5 million in the first six months compared to the same periods last year primarily due to increased sales volume, improved manufacturing volumes and operating efficiency. The Consumer Group's gross profit margins increased as a percent of sales for the second quarter and first six months compared to the same periods last year for those same reasons. The Global Finishes Group’s gross profit increased $2.4 million in the second quarter and increased $7.6 million in the first six months compared to the same periods last year, when stated in U.S. dollars, primarily due to decreasing raw material costs and good cost control partially offset by unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and up as a percent of sales in the first six months compared to the same periods last year due primarily for those same reasons. The Latin America Coatings Group’s gross profit decreased by $13.0 million in the second quarter and decreased by $25.8 million in the first six months from the same period in the prior year, when stated in U.S. dollars, primarily due to increasing raw material costs and unfavorable currency translation rate changes partially offset by selling price increases. The Administrative segment’s gross profit decreased by $0.9 million in the second quarter and decreased by $1.1 million in the first six months compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $54.7 million in the second quarter and increased $127.9 million in the first six months of 2016 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from expenses of $4.5 million in the quarter and $35.6 million in the first six months of 2016 associated with the anticipated acquisition of Valspar. As a percent of sales, consolidated SG&A increased slightly to 32.7 percent in the quarter and increased to 35.5 percent in the first six months of 2016 from 31.9 percent in the second quarter and 34.5 percent in the first six months of 2015 primarily due to those same reasons.
The Paint Stores Group’s SG&A increased $41.0 million in the second quarter and increased $86.0 million in the first six months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A increased $5.1 million in the quarter and increased $11.3 million compared to the same period last year primarily due to general expenses to support higher sales levels. The Global Finishes Group’s SG&A decreased $4.4 million in the quarter and decreased $9.5 million in the first six months primarily due to currency translation rate changes. The Latin America Coatings Group’s SG&A increased $1.1 million in the second quarter and decreased $2.0 million in the first six months due to currency translation rate changes partially offset by timing of spending. The Administrative segment’s SG&A increased $11.9 million in the second quarter and increased $42.2 million in the first six months primarily due to costs associated with the anticipated acquisition of Valspar.

Interest expense increased $28.0 million in the second quarter of 2016 and increased $41.4 million in the first six months due to amortization of credit facility costs incurred in 2016 totaling $20.7 million in the second quarter and $26.6 million in the first six months, respectively, and interest on debt issued in July 2015.
Other general expense—net decreased $7.2 million in the second quarter due to decreased provisions for environmental expenses and increased $12.0 million in the first six months primarily due to increased provisions for environmental expenses in the Administrative segment.
Other expense (income) —net improved $0.7 million in the second quarter and increased $0.3 million in the first six months as compared to 2015.
Consolidated income before income taxes increased $31.4 million in the second quarter, due to higher segment profits in Paint Stores and Global Finishes Groups partially offset by lower segment profits in Consumer and Latin America Coatings Groups, and increased $54.6 million in the first six months due to higher segment profits in Paint Stores, Consumer and Global Finishes Groups partially offset by lower segment profits in Latin America Coatings Groups.
The effective tax rate was 29.9 percent and 28.1 percent for the second quarter and first six months of 2016, respectively, compared to 31.1 percent and 31.3 percent for the second quarter and first six months of 2015, respectively. The decrease in the effective tax rate for the second quarter and first six months of 2016 compared to 2015 was primarily due to the Company's adoption of ASU No. 2016-09 during the second quarter of 2016 which lowered income tax provision $12.0 million and $29.7 million for the second quarter and first six months of 2016, respectively. See Note 11 for more information.
Net income for the quarter increased $28.1 million to $378.1 million from $349.9 million in the second quarter of 2015 and increased $61.6 million to $542.9 million from $481.3 million in the first six months of 2015. Diluted net income per common share in the quarter increased to $3.99 per share, compared to $3.70 per share in 2015. Second quarter 2016 earnings per share includes a $.16 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.09 per share related to a reduction in the income tax provision. Diluted net income per common share in six months increased to $5.76 per share compared to $5.07 per share in 2015. Earnings per share for the six months ended June 30, 2016 includes a $.40 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.28 per share related to a reduction in the income tax provision.
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

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$378,064	$349,937	$542,940	$481,341
Interest expense	40,878	12,885	66,610	25,236
Income taxes	161,150	157,845	212,639	219,682
Depreciation	43,829	42,081	86,724	84,581
Amortization	6,221	6,815	12,003	13,720
EBITDA	$630,142	$569,563	$920,916	$824,560

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
At June 30, 2016, we had total debt of approximately $2.0 billion. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future, and we plan to incur significant additional indebtedness in the event we complete the planned acquisition of Valspar. We expect to incur up to $9.3 billion of debt to complete the acquisition of Valspar. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)				11,650,000
Employee transactions (2)	368	$293.76		NA

May 1 - May 31

June 1 - June 30
Employee transactions (2)	1,147	290.68		NA
Total
Share repurchase program (1)				11,650,000
Employee transactions (2)	1,515	$291.42		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at June 30, 2016 to purchase 11,650,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the six months ended June 30, 2016, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

4.1
Credit Agreement, dated as of May 9, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

4.2
Agreement for Letter of Credit, dated as of May 9, 2016, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

4.3
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

4.4
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

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

THE SHERWIN-WILLIAMS COMPANY

July 27, 2016	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President-Corporate Controller

July 27, 2016	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
4.1
Credit Agreement, dated as of May 9, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

4.2
Agreement for Letter of Credit, dated as of May 9, 2016, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

4.3
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

4.4
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

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