Form 10-Q
period 2016-09-30
SHERWIN WILLIAMS CO
filed 2016-10-26
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2016
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
Common Stock, $1.00 Par Value – 92,907,741 shares as of September 30, 2016.

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
EX-4.1
EX-10.1
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$3,279,462	$3,152,285	$9,073,011	$8,734,708
Cost of goods sold	1,643,173	1,577,733	4,539,184	4,497,721
Gross profit	1,636,289	1,574,552	4,533,827	4,236,987
Percent to net sales	49.9%	49.9%	50.0%	48.5%
Selling, general and administrative expenses	1,058,128	993,625	3,114,455	2,922,046
Percent to net sales	32.3%	31.5%	34.3%	33.5%
Other general expense - net	813	9,117	21,100	17,415
Interest expense	44,100	16,995	110,710	42,231
Interest and net investment income	(1,647)	32	(3,086)	(943)
Other (income) expense - net	(725)	4,061	(551)	4,493
Income before income taxes	535,620	550,722	1,291,199	1,251,745
Income taxes	148,887	176,231	361,526	395,913
Net income	$386,733	$374,491	$929,673	$855,832
Net income per common share:
Basic	$4.20	$4.06	$10.13	$9.26
Diluted	$4.08	$3.97	$9.85	$9.03
Average shares outstanding - basic	91,992,854	92,196,458	91,752,482	92,398,962
Average shares and equivalents outstanding - diluted	94,771,807	94,433,075	94,421,190	94,776,387
Comprehensive income	$390,601	$321,738	$858,547	$758,373

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2016	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$702,569	$205,744	$91,029
Accounts receivable, less allowance	1,458,073	1,114,275	1,413,946
Inventories:
Finished goods	947,059	840,603	871,008
Work in process and raw materials	165,453	177,927	181,822
	1,112,512	1,018,530	1,052,830
Deferred income taxes	148,550	87,883	107,063
Other current assets	286,527	230,748	257,694
Total current assets	3,708,231	2,657,180	2,922,562
Goodwill	1,144,738	1,143,333	1,146,726
Intangible assets	255,159	255,371	265,113
Deferred pension assets	246,051	244,882	252,188
Other assets	479,670	436,309	487,222
Property, plant and equipment:
Land	118,170	119,530	120,140
Buildings	709,640	696,202	694,121
Machinery and equipment	2,118,049	2,026,617	1,965,773
Construction in progress	111,252	81,082	82,672
	3,057,111	2,923,431	2,862,706
Less allowances for depreciation	1,973,189	1,881,569	1,847,539
	1,083,922	1,041,862	1,015,167
Total Assets	$6,917,771	$5,778,937	$6,088,978

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$50,325	$39,462	$36,805
Accounts payable	1,224,358	1,157,561	1,216,342
Compensation and taxes withheld	379,887	338,256	330,144
Accrued taxes	145,167	81,146	187,904
Current portion of long-term debt	1,679	3,154	3,183
Other accruals	714,391	522,280	519,818
Total current liabilities	2,515,807	2,141,859	2,294,196
Long-term debt	1,909,713	1,907,278	1,907,106
Postretirement benefits other than pensions	253,457	248,523	280,530
Other long-term liabilities	641,011	613,367	630,981
Shareholders’ equity:
Common stock—$1.00 par value:
92,907,741, 92,246,525 and 93,100,515 shares outstanding
at September 30, 2016, December 31, 2015 and September 30, 2015, respectively	116,457	115,761	115,613
Other capital	2,451,196	2,330,426	2,287,106
Retained earnings	3,924,686	3,228,876	3,093,265
Treasury stock, at cost	(4,236,335)	(4,220,058)	(3,950,402)
Cumulative other comprehensive loss	(658,221)	(587,095)	(569,417)
Total shareholders' equity	1,597,783	867,910	976,165
Total Liabilities and Shareholders’ Equity	$6,917,771	$5,778,937	$6,088,978

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net income	$929,673	$855,832
Adjustments to reconcile net income to net operating cash:
Depreciation	128,313	126,972
Amortization of intangible assets	20,172	19,969
Stock-based compensation expense	48,115	47,838
Amortization of credit facility and debt issuance costs	44,823	2,611
Provisions for qualified exit costs	1,541	7,488
Provisions for environmental-related matters	21,219	18,688
Defined benefit pension plans net cost	12,550	5,365
Net increase in postretirement liability	961	(111)
Other	7,825	1,284
Change in working capital accounts - net	(241,619)	(107,833)
Costs incurred for environmental-related matters	(8,825)	(8,151)
Costs incurred for qualified exit costs	(5,074)	(5,822)
Other	6,860	(61,626)
Net operating cash	966,534	902,504

INVESTING ACTIVITIES
Capital expenditures	(173,101)	(157,990)
Proceeds from sale of assets	5,545	11,159
Increase in other investments	(69,143)	(14,946)
Net investing cash	(236,699)	(161,777)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	6,547	(634,315)
Proceeds from long-term debt	500	797,460
Payments of long-term debt	(1,150)	—
Payments for credit facility and debt issuance costs	(61,433)	—
Payments of cash dividends	(233,863)	(187,242)
Proceeds from stock options exercised	66,337	74,020
Income tax effect of stock-based compensation exercises and vesting (see Note 11)	—	86,801
Treasury stock purchased	—	(766,087)
Other	(12,644)	(42,027)
Net financing cash	(235,706)	(671,390)

Effect of exchange rate changes on cash	2,696	(19,040)
Net increase in cash and cash equivalents	496,825	50,297
Cash and cash equivalents at beginning of year	205,744	40,732
Cash and cash equivalents at end of period	$702,569	$91,029

Income taxes paid	$314,663	$235,838
Interest paid	115,370	33,992

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2016 and 2015
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
Except for the adoption of ASU No. 2016-09 (see Note 11), there have been no significant changes in critical accounting policies since December 31, 2015. Accounting estimates were revised as necessary during the first nine months of 2016 based on new information and changes in facts and circumstances. Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation.
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
The consolidated results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the requirement for separate presentation of current and non-current portions of deferred tax. All deferred tax assets and deferred tax liabilities will be presented as non-current on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016. Either retrospective or prospective presentation can be used. The Company will adopt ASU No. 2015-17 as required. The ASU will not have a material effect on the Company's results of operations, financial condition or liquidity.
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
NOTE 3—DIVIDENDS
Dividends paid on common stock during each of the first three quarters of 2016 and 2015 were $.84 per common share and $.67 per common share, respectively.
NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the nine months ended September 30, 2016 and 2015:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Unrealized Net Losses on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(482,629)	$(104,346)	$(120)		$(587,095)
Amounts recognized in Other comprehensive loss (1)	24,702		822	$(97,223)	(71,699)
Amounts reclassified from Other comprehensive loss (2)		474	99		573
Net change	24,702	474	921	(97,223)	(71,126)
Balance at September 30, 2016	$(457,927)	$(103,872)	$801	$(97,223)	$(658,221)

(1) Net of taxes of $(509) for unrealized net gains on available-for-sale securities and $60,093 for unrealized net losses on cash flow hedges.

(2) Net of taxes of $10 for pension and other postretirement benefit adjustments and $(61) for realized losses on the sale of available-for-sale securities.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(354,384)	$(118,167)	$593	$(471,958)
Amounts recognized in Other comprehensive loss (3)	(98,120)		(1,557)	(99,677)
Amounts reclassified from Other comprehensive loss (4)		1,734	484	2,218
Net change	(98,120)	1,734	(1,073)	(97,459)
Balance at September 30, 2015	$(452,504)	$(116,433)	$(480)	$(569,417)

(3) Net of taxes of $966 for unrealized net losses on available-for-sale securities.
(4) Net of taxes of $(593) for pension and other postretirement benefit adjustments and $(303) for realized losses on the sale of available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2016 and 2015, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2016	2015
Balance at January 1	$31,878	$27,723
Charges to expense	25,391	28,021
Settlements	(25,330)	(27,182)
Balance at September 30	$31,939	$28,562
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
In the nine months ended September 30, 2016, fourteen stores in the Paint Stores Group, eight branches in the Global Finishes Group and one facility in the Consumer Group were closed due to lower demand or redundancy.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2016:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2015	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at September 30, 2016
Consumer Group facilities shutdown in 2016:
Severance and related costs		$115	$(115)
Global Finishes Group stores shutdown in 2016:
Other qualified exit costs		178	(23)	$155
Paint Stores Group stores shutdown in 2015:
Other qualified exit costs	$12	293	(305)
Global Finishes Group exit of a business in 2015:
Severance and related costs	1,096		(598)	498
Other qualified exit costs	2,750	525	(2,413)	862
Paint Stores Group stores shutdown in 2014:
Other qualified exit costs	184		(63)	121
Consumer Group facilities shutdown in 2014:
Severance and related costs	445		(43)	402
Other qualified exit costs	52		(39)	13
Global Finishes Group exit of business in 2014:
Severance and related costs	430		(430)
Other qualified exit costs	353	430	(561)	222
Other qualified exit costs for facilities shutdown prior to 2014	1,755		(484)	1,271
Totals	$7,077	$1,541	$(5,074)	$3,544
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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2016	2015	2016	2015	2016	2015
Three Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$5,741	$5,754	$955	$1,326	$562	$621
Interest cost	6,587	6,236	1,788	2,271	2,752	2,795
Expected return on assets	(12,514)	(13,023)	(1,581)	(2,431)
Amortization of:
Prior service cost (credit)	302	327			(1,645)	(1,132)
Actuarial loss	1,094	844	230	485		253
Net periodic benefit cost (credit)	$1,210	$138	$1,392	$1,651	$1,669	$2,537

Nine Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$16,719	$17,263	$3,494	$3,976	$1,684	$1,863
Interest cost	19,873	18,710	5,949	6,813	8,257	8,386
Expected return on assets	(37,648)	(39,071)	(5,273)	(7,292)
Amortization of:
Prior service cost (credit)	904	982			(4,935)	(3,396)
Actuarial loss	3,399	2,530	1,095	1,454		759
Settlement costs			4,038
Net periodic benefit cost (credit)	$3,247	$414	$9,303	$4,951	$5,006	$7,612
The settlement charge recognized in the first quarter of 2016 relates to the wind up of an acquired Canada plan. For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2016, the unaccrued maximum of the estimated range of possible outcomes is $81.5 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2016 and 2015 were accruals for extended environmental-related activities of $143.9 million and $126.4 million, respectively. Estimated costs of current investigation and remediation activities of $22.5 million and $16.9 million are included in Other accruals at September 30, 2016 and 2015, respectively.
Three of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30,

2016. At September 30, 2016, $127.9 million, or 76.9 percent of the total accrual, related directly to these three sites. In the aggregate unaccrued maximum of $81.5 million at September 30, 2016, $60.9 million, or 74.8 percent, related to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. The case is currently pending in the District Court. Also, in Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On August 21, 2014, the Wisconsin Court of Appeals granted defendants' petition to hear the issue as an interlocutory appeal. On September 29, 2015, the Wisconsin Court of Appeals certified the appeal to the Wisconsin Supreme Court for its determination. Oral argument before the Wisconsin Supreme Court occurred on April 5, 2016. On April 15, 2016, the Wisconsin Supreme Court published its decision, deciding in a 3 to 3 split decision to remand the case back to the Wisconsin Court of Appeals for its consideration. The Wisconsin Court of Appeals dismissed the appeal on September 20, 2016 and remanded the case back to the Wisconsin Circuit Court for further proceedings.
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
NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Provisions for environmental matters - net	$683	$7,128	$21,219	$18,688
Loss (gain) on disposition of assets	130	1,989	(119)	(1,273)
Total	$813	$9,117	$21,100	$17,415
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

Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend and royalty income	$(1,346)	$(313)	$(3,511)	$(2,433)
Net expense from banking activities	2,161	3,223	6,532	8,387
Foreign currency transaction related losses	3,779	4,100	7,288	6,960
Other income	(7,920)	(4,682)	(18,250)	(15,022)
Other expense	2,601	1,733	7,390	6,601
Total	$(725)	$4,061	$(551)	$4,493
Foreign currency transaction related losses represent net realized losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at September 30, 2016 and 2015.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 27.8 percent and 28.0 percent for the third quarter and first nine months of 2016, respectively, compared to 32.0 percent and 31.6 percent for the third quarter and first nine months of 2015, respectively. The decrease in the effective tax rate for the third quarter and first nine months of 2016 compared to 2015 was primarily due to the Company's adoption of ASU No. 2016-09.
As disclosed in Note 2, during the second quarter of 2016, the Company adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.” Therefore, effective January 1, 2016, excess tax benefits for share-based payments are recognized in the income tax provision rather than in additional paid-in capital. The impact on the Company's financial statements for the three and nine months ended September 30, 2016 is summarized below:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Decrease in Other capital	$11,322	$41,025
Decrease in Income taxes and increase in Net income	$11,322	$41,025
Increase in Average shares and equivalents outstanding - diluted	667,822	602,877
Increase in Basic net income per common share	$0.12	$0.45
Increase in Diluted net income per common share	$0.09	$0.37
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2015 during the first nine months of 2016.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of September 30, 2016, there were no examinations being conducted by the IRS, however, the statute of limitations has not expired for the 2013, 2014 and 2015 tax years.

As of September 30, 2016, the Company is subject to non-U.S. income tax examinations for the tax years of 2008 through 2015. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2015.
NOTE 12—NET INCOME PER COMMON SHARE

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic
Average common shares outstanding	91,992,854	92,196,458	91,752,482	92,398,962
Net income	$386,733	$374,491	$929,673	$855,832
Basic net income per common share	$4.20	$4.06	$10.13	$9.26

Diluted
Average common shares outstanding	91,992,854	92,196,458	91,752,482	92,398,962
Stock options and other contingently issuable shares (1)	2,218,617	1,698,414	2,109,359	1,864,371
Non-vested restricted stock grants	560,336	538,203	559,349	513,054
Average common shares outstanding assuming dilution	94,771,807	94,433,075	94,421,190	94,776,387

Net income	$386,733	$374,491	$929,673	$855,832
Diluted net income per common share	$4.08	$3.97	$9.85	$9.03

(1)
Stock options and other contingently issuable shares for the three and nine months ended September 30, 2016 excluded 32,633 and 63,310 shares, respectively, due to their anti-dilutive effect. Stock options and other contingently issuable shares for the three and nine months ended September 30, 2015 excluded 34,473 and 31,615 shares, respectively, due to their anti-dilutive effect .

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

(Thousands of dollars)	Three Months Ended September 30, 2016
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,227,891	$412,901	$480,743	$156,637	$1,290	$3,279,462
Intersegment transfers		760,594	2,954	10,348	(773,896)
Total net sales and intersegment transfers	$2,227,891	$1,173,495	$483,697	$166,985	$(772,606)	$3,279,462

Segment profit	$518,309	$92,047	$63,169	$974		$674,499
Interest expense					$(44,100)	(44,100)
Administrative expenses and other					(94,779)	(94,779)
Income before income taxes	$518,309	$92,047	$63,169	$974	$(138,879)	$535,620

	Three Months Ended September 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,087,263	$421,633	$486,133	$156,019	$1,237	$3,152,285
Intersegment transfers		760,376	682	10,041	(771,099)
Total net sales and intersegment transfers	$2,087,263	$1,182,009	$486,815	$166,060	$(769,862)	$3,152,285

Segment profit	$507,411	$88,273	$55,133	$2,145		$652,962
Interest expense					$(16,995)	(16,995)
Administrative expenses and other					(85,245)	(85,245)
Income before income taxes	$507,411	$88,273	$55,133	$2,145	$(102,240)	$550,722

	Nine Months Ended September 30, 2016
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,951,457	$1,268,502	$1,434,065	$415,131	$3,856	$9,073,011
Intersegment transfers		2,138,180	10,935	29,001	(2,178,116)
Total net sales and intersegment transfers	$5,951,457	$3,406,682	$1,445,000	$444,132	$(2,174,260)	$9,073,011

Segment profit	$1,280,833	$264,306	$176,990	$(9,597)		$1,712,532
Interest expense					$(110,710)	(110,710)
Administrative expenses and other					(310,623)	(310,623)
Income before income taxes	$1,280,833	$264,306	$176,990	$(9,597)	$(421,333)	$1,291,199

	Nine Months Ended September 30, 2015
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,533,753	$1,263,365	$1,461,456	$472,318	$3,816	$8,734,708
Intersegment transfers		2,136,577	3,643	30,594	(2,170,814)
Total net sales and intersegment transfers	$5,533,753	$3,399,942	$1,465,099	$502,912	$(2,166,998)	$8,734,708

Segment profit	$1,117,368	$257,926	$151,301	$15,676		$1,542,271
Interest expense					$(42,231)	(42,231)
Administrative expenses and other					(248,295)	(248,295)
Income before income taxes	$1,117,368	$257,926	$151,301	$15,676	$(290,526)	$1,251,745
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
Net external sales and segment profit of all consolidated foreign subsidiaries were $439.6 million and $19.6 million, respectively, for the third quarter of 2016, and $441.2 million and $14.3 million, respectively, for the third quarter of 2015. Net external sales and segment profit of these subsidiaries were $1.295 billion and $46.8 million, respectively, for the first nine months of 2016 and $1.374 billion and $55.0 million, respectively, for the first nine months of 2015. Long-lived assets of these subsidiaries totaled $504.4 million and $491.6 million at September 30, 2016 and September 30, 2015, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$26,527	$3,413	$23,114
Liabilities:
Interest rate lock liability (2)	$157,316		$157,316
Deferred compensation plan liability (3)	36,928	$36,928
Total liabilities	$194,244	$36,928	$157,316

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $25,792.

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

(Thousands of dollars)	September 30, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,907,189	$2,003,093	$1,905,438	$1,958,636
Non-traded debt	4,203	3,963	4,851	4,620
In April 2016, the Company entered into a $7.3 billion bridge credit agreement (Bridge Loan) and a $2.0 billion term loan credit agreement (Term Loan) as committed financing for the Valspar acquisition as disclosed in Note 17. No balances were drawn against these facilities as of September 30, 2016. Debt issuance costs of $65.1 million related to these facilities were incurred and recorded in Other current assets. Of this amount, $42.8 million was amortized and included in Interest expense for nine months ended September 30, 2016. Periodic fees related to these facilities totaling $7.1 million were also included in interest expense for this period.
During the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $3.6 billion. The objective of the interest rate locks is to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. Therefore, the interest rate locks are recognized at fair value on the Consolidated Balance Sheet, and changes in fair value (to the extent effective) are recognized in Cumulative other comprehensive loss. Amounts recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the settlement of the interest rate locks. The Company will evaluate hedge effectiveness each period until settlement. At September 30, 2016, an interest rate lock liability of $157.3 million was included in Other accruals, and the related pretax loss of $157.3 million was recognized in Cumulative other comprehensive loss.
In May 2016 and subsequently amended, the Company entered into a new five-year $200.0 million credit agreement. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at September 30, 2016.
NOTE 16—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $245.7 million and $243.1 million at September 30, 2016 and 2015, respectively. The liability for estimated future capital contributions to the investments was $189.9 million and $187.3 million at September 30, 2016 and 2015, respectively.

NOTE 17—ACQUISITIONS
On March 19, 2016, the Company and the Valspar Corporation (Valspar) entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction, or a value of approximately $9.5 billion and assumption of Valspar debt. The transaction is subject to certain conditions and regulatory approvals. If in connection with obtaining the required regulatory approvals, the parties are required to divest assets of Valspar or the Company representing, in the aggregate, more than $650 million in net sales, then the per share consideration will be $105 in cash. The Company is not required to consummate the acquisition if regulatory authorities require the divestiture of assets of Valspar or the Company representing, in the aggregate, more than $1.5 billion. Valspar's architectural coatings assets in Australia are excluded from the calculation of the $650 million and/or $1.5 billion threshold if such assets are required to be divested. During the nine months ended September 30, 2016, the Company incurred SG&A and interest expense of $49.2 million and $49.9 million, respectively, related to the anticipated acquisition of Valspar. See Note 15. The acquisition will expand Sherwin-Williams diversified array of brands and technologies, expand its global platform and add new capabilities in the packaging and coil segments.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2016 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital increased $564.1 million at September 30, 2016 compared to the end of the third quarter of 2015 due to a significant increase in cash and other current assets only partially offset by an increase in current liabilities. Cash and cash equivalents increased $611.5 million while other accruals increased $194.6 million, including costs associated with the anticipated acquisition of Valspar (Acquisition costs) totaling $30.3 million and an interest rate lock liability of $157.3 million. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $64.0 million in the first nine months of 2016 to a cash source of $966.5 million from a cash source of $902.5 million in 2015 primarily due to an increase in net income and non-cash charges partially offset by increased cash used for working capital accounts and other assets and liabilities. Net income was increased by $11.3 million in the third quarter of 2016 and $41.0 million for the first nine months of 2016 from the impact of the adoption of ASU No. 2016-09 in the second quarter of 2016. See Note 11 for more information.
Consolidated net sales increased 4.0 percent in the third quarter of 2016 to $3.279 billion from $3.152 billion in the third quarter of 2015 and increased 3.9 percent in the first nine months of 2016 to $9.073 billion from $8.735 billion. These increases were due primarily to higher paint sales volume in our Paint Stores Group and the impact of a change in revenue classification beginning in the third quarter related to grossing up third-party service revenue and related costs which were previously netted and immaterial in prior periods. Consolidated gross profit as a percent of consolidated net sales was flat in the third quarter of 2016 compared to 2015 at 49.9 percent and increased in the first nine months to 50.0 percent from 48.5 percent due primarily to increased paint volume and improved operating efficiency partially offset by the impact of a change in revenue classification beginning in the third quarter related to grossing up third-party service revenue. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 32.3 percent from 31.5 percent in the third quarter of 2015 and increased to 34.3 percent from 33.5 percent in the first nine months primarily due to timing of net new store openings and Acquisition costs.
Interest expense increased $27.1 million in the third quarter of 2016 and increased $68.5 million in the first nine months due to amortization of credit facility costs incurred in early 2016 and interest on debt issued in July 2015. The effective income tax rate for the third quarter of 2016 was 27.8 percent compared to 32.0 percent in 2015 and the rate for the first nine months of 2016 was 28.0 percent compared to 31.6 percent in 2015. The decrease in the effective tax rate for the third quarter and first nine months of 2016 compared to 2015 was primarily due to the Company's adoption of ASU No. 2016-09. Diluted net income per common share in the quarter increased to $4.08 per share, including a $.24 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.09 per share related to a reduction in the income tax provision, from $3.97 per share in 2015. Diluted net income per common share in nine months increased to $9.85 per share, including a $.64 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.37 per share related to a reduction in the income tax provision, from $9.03 per share in 2015.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2016 primarily due to improved operating results in our Paint Stores, Consumer and Global Finishes Groups. Net working capital increased $564.1 million at September 30, 2016 compared to the end of the third quarter of 2015 due to a significant increase in cash and other current assets partially offset by an increase in current liabilities. Cash and cash equivalents increased $611.5 million, accounts receivable increased $44.1 million, and inventories increased $59.7 million. Accounts payable increased $8.0 million and other accruals increased $194.6 million from September 30, 2015, including Acquisition costs totaling $30.3 million and an interest rate lock liability of $157.3 million. Accrued taxes and compensation and taxes withheld liabilities added together also increased slightly primarily due to timing. Short-term borrowings increased $13.5 million and long-term debt increased $2.6 million. In April 2016, the Company entered into a $7.3 billion bridge credit agreement (Bridge Loan) and a $2.0 billion term loan credit agreement (Term Loan) as committed financing for the Valspar acquisition (Valspar) as disclosed in Note 17. No balances were drawn against these facilities as of September 30, 2016. Debt issuance costs of $65.1 million related to these facilities were incurred and recorded in Other current assets. Of this amount, $42.8 million was amortized and included in Interest expense for nine months ended September 30, 2016. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first nine months of 2016, cash and cash equivalents increased $496.8 million, accounts receivable increased $343.8 million and inventories increased $94.0 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $66.8 million and other accruals increased $192.1 million, including Acquisition costs and credit facility costs totaling $30.3 million and an interest rate lock liability of $157.3 million. Short-term borrowings increased $10.9 million. Accrued taxes increased $64.0 million and compensation and taxes withheld liabilities increased $41.6 million both primarily due to timing. The Company’s current ratio was 1.47 at September 30, 2016 compared to 1.27 at September 30, 2015 and 1.24 at December 31, 2015. Total debt at September 30, 2016 increased $14.6 million to $1.962 billion from $1.947 billion at September 30, 2015 and decreased as a percentage of total capitalization to 55.1 percent from 66.6 percent at the end of the third quarter last year. Total debt increased $11.8 million from December 31, 2015 and decreased as a percentage of total capitalization from 69.2 percent to 55.1 percent. At September 30, 2016, the Company had remaining short-term borrowing ability of $2.278 billion. Net operating cash improved $64.0 million in the first nine months of 2016 to a cash source of $966.5 million from a cash source of $902.5 million in 2015. In the twelve month period from October 1, 2015 through September 30, 2016, the Company generated net operating cash of $1.511 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $496.8 million during the first nine months of 2016. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $173.1 million, and payments of cash dividends of $233.9 million. At September 30, 2016, the Company’s current ratio was 1.47 compared to 1.24 at December 31, 2015 and 1.27 a year ago. The increase from a year ago resulted primarily from the increase in cash and cash equivalents.
Goodwill and intangible assets increased $1.2 million from December 31, 2015 and decreased $11.9 million from September 30, 2015. The net increase during the first nine months of 2016 was primarily due to capitalized software additions partially offset by amortization. The net decrease over the twelve month period from September 30, 2015 was primarily due to amortization and foreign currency translation partially offset by capitalized software additions. See Note 4, on pages 50 and 51, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning goodwill and intangible assets.

Deferred pension assets increased $1.2 million during the first nine months of 2016 and decreased $6.1 million from September 30, 2015. The decrease in the last twelve months was due to decreases in the fair market value of equity securities held by the Company’s defined benefit pension plans partially offset by decreased projected benefit obligations resulting from changes in actuarial assumptions. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2016 increased $43.4 million in the first nine months of 2016 primarily due to affordable housing and historic renovation investments and decreased $7.6 million from a year ago primarily due to decreased long-term deposits partially offset by increased affordable housing and historic renovation investments and other investments.
Net property, plant and equipment increased $42.1 million in the first nine months of 2016 and increased $68.8 million in the twelve months since September 30, 2015. The increase in the first nine months was primarily due to capital expenditures of $173.1 million and changes in currency translation rates of $2.5 million partially offset by depreciation expense of $128.3 million and sale or disposition of fixed assets of $5.5 million. Since September 30, 2015, capital expenditures of $249.5 million were partially offset by depreciation expense of $171.7 million, dispositions or sale of assets with remaining net book value of $6.1 million and changes in currency translation rates of $3.2 million. Capital expenditures during the first nine months of 2016 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and information systems hardware in the Administrative Segment.
At September 30, 2016, there were no borrowings outstanding under the commercial paper program and short-term borrowings under the Company's global five-year $1.350 billion credit agreement were $22.5 million with a weighted average interest rate of 0.9 percent. Short-term borrowings under various other foreign programs were $27.9 million with a weighted average interest rate of 14.9 percent. The Company had unused capacity of $1.328 billion at September 30, 2016 under the credit agreement. In April 2016, the Company entered into a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Valspar acquisition as disclosed in Note 17. No balances were drawn against these facilities as of September 30, 2016. During the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $3.6 billion. The objective of the interest rate locks is to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. Therefore, the interest rate locks are recognized at fair value on the Consolidated Balance Sheet, and changes in fair value (to the extent effective) are recognized in Cumulative other comprehensive loss. Amounts recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the settlement of the interest rate locks. The Company will evaluate hedge effectiveness each period until settlement. At September 30, 2016, an interest rate lock liability of $157.3 million was included in Other accruals, and the related pretax loss of $157.3 million was recognized in Cumulative other comprehensive loss. In May 2016 and subsequently amended, the Company entered into a new five-year $200.0 million credit agreement. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at September 30, 2016. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2015 and decreased $27.1 million from September 30, 2015. The decrease in the liability was due to the decrease in the actuarially determined postretirement benefit obligation resulting from changes in actuarial assumptions. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at September 30, 2016 increased $27.6 million in the first nine months of 2016 primarily due to increased environmental provisions and an increase in long-term commitments related to affordable housing and historic renovation real estate properties partially offset by a decrease in non-current deferred tax liabilities, and increased $10.0 million from a year ago primarily due to an increase in accruals for extended environmental-related liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2016. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2016. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $10.9 million to $50.3 million at September 30, 2016 from $39.5 million at December 31, 2015. Total long-term debt increased $1.0 million to $1.911 billion at September 30, 2016 from $1.910 billion at December 31, 2015, and increased $1.1 million from $1.910 billion at September 30, 2015. On March 19, 2016, the Company and Valspar entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction. The transaction is subject to certain conditions and regulatory approvals. See Note 17 for more information. During the first nine months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt, the Company entered into a series of interest rate lock agreements on a combined notional amount of $3.6 billion. See Note 15 for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter of 2016 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2016 are disclosed in Note 5.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $729.9 million to $1.598 billion at September 30, 2016 from $867.9 million at December 31, 2015 and increased $621.6 million from $976.2 million at September 30, 2015. The increase in Shareholders’ equity for the first nine months of 2016 resulted primarily from net income of $929.7 million, an increase in Other capital of $120.8 million, resulting primarily from stock option exercises, partially offset by an increase in Cumulative other comprehensive loss of $71.1 million and cash dividends paid on common stock of $233.9 million. Since September 30, 2015, net income of $1.128 billion and an increase in Other capital of $164.1 million more than offset purchases of treasury stock for $269.2 million, cash dividends paid on common stock of $296.3 million, and an increase in Cumulative other comprehensive loss of $88.8 million in twelve months. During the first nine months of 2016, the Company did not purchase any shares of its common stock for treasury purposes through open market purchases. The Company purchased 1.00 million shares of its common stock since September 30, 2015 for treasury. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2016 to purchase 11.65 million shares of its common stock. In February 2016, the Board of Directors increased the quarterly cash dividend from $.67 per common share to $.84 per common share. This quarterly dividend will result in an annual dividend for 2016 of $3.36 per common share or a 30.1 percent payout of 2015 diluted net income per common share.
Cash Flow
Net operating cash improved $64.0 million in the first nine months of 2016 to a cash source of $966.5 million from a cash source of $902.5 million in 2015 primarily due to an increase in net income and non-cash charges partially offset by increased cash used for working capital accounts and other assets and liabilities. Net income was increased by $41.0 million from the impact of the adoption of ASU No. 2016-09 in the second quarter of 2016. See Note 11 for more information. Net investing cash usage increased $74.9 million in the first nine months of 2016 to a usage of $236.7 million from a usage of $161.8 million in 2015 primarily due to increased cash used for other investments and higher capital expenditures. Net financing cash usage decreased $435.7 million to a usage of $235.7 million in the first nine months of 2016 from a usage of $671.4 million in 2015 primarily due to decreases in treasury stock purchases of $766.1 million partially offset by increased net payments related to total debt and debt issuance costs of $218.7 million in the first nine months of 2016. In the twelve month period from October 1, 2015 through September 30, 2016, the Company generated net operating cash of $1.511 billion, used $363.6 million in investing activities and used $544.7 million in financing activities. In that same period, the Company invested $249.5 million in capital additions and improvements, paid $296.3 million in cash dividends to its shareholders of common stock, purchased $269.2 million in treasury stock, and increased short-term borrowings by $10.6 million.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.50 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2016, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on page 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the third quarter and first nine months:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net Sales:
Paint Stores Group	$2,227,891	$2,087,263	6.7%	$5,951,457	$5,533,753	7.5%
Consumer Group	412,901	421,633	-2.1%	1,268,502	1,263,365	0.4%
Global Finishes Group	480,743	486,133	-1.1%	1,434,065	1,461,456	-1.9%
Latin America Coatings Group	156,637	156,019	0.4%	415,131	472,318	-12.1%
Administrative	1,290	1,237	4.3%	3,856	3,816	1.0%
Total	$3,279,462	$3,152,285	4.0%	$9,073,011	$8,734,708	3.9%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Income Before Income Taxes:
Paint Stores Group	$518,309	$507,411	2.1%	$1,280,833	$1,117,368	14.6%
Consumer Group	92,047	88,273	4.3%	264,306	257,926	2.5%
Global Finishes Group	63,169	55,133	14.6%	176,990	151,301	17.0%
Latin America Coatings Group	974	2,145	-54.6%	(9,597)	15,676	-161.2%
Administrative	(138,879)	(102,240)	-35.8%	(421,333)	(290,526)	-45.0%
Total	$535,620	$550,722	-2.7%	$1,291,199	$1,251,745	3.2%
Consolidated net sales increased in the third quarter and first nine months of 2016 due primarily to higher paint sales volume in our Paint Stores Group and the impact of a change in revenue classification beginning in the third quarter related to grossing up third-party service revenue and related costs which were previously netted and immaterial in prior periods. The change in revenue classification increased sales in the quarter and nine months 2.3 percent and 0.8 percent, respectively. This prospective change primarily impacts the Paint Stores and Global Finishes Groups. This change had no impact on operating profit, but reduced the operating margins of the affected Groups. Unfavorable currency translation rate changes decreased consolidated net sales 0.8 percent in the quarter and 1.6 percent in the first nine months.
Net sales of all consolidated foreign subsidiaries were down 0.4 percent to $439.6 million in the quarter and down 5.8 percent to $1.295 billion in the first nine months versus $441.2 million and $1.374 billion in the same periods last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter and first nine months was due primarily to a 5.7 percent negative impact and a 9.6 percent negative impact of foreign translation rate changes, respectively. Net sales of all operations other than consolidated foreign subsidiaries were up 4.7 percent to $2.840 billion in the quarter and up 5.7 percent to $7.778 billion in the first nine months as compared to $2.711 billion and $7.360 billion in the same periods last year.
Net sales in the Paint Stores Group increased in the third quarter and first nine months due primarily to higher architectural paint sales volume and the impact of the change in revenue classification. Net sales from stores open for more than twelve calendar months, excluding the change in revenue classification, increased 2.1 percent in the quarter and increased 5.2 percent in the first nine months compared to last year’s comparable periods. Sales of non-paint products, excluding the change in revenue classification, increased by 3.3 percent over last year's third quarter and increased by 6.1 percent over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group decreased in the third quarter primarily due to unfavorable foreign currency translation rate changes and lower volume sales to most of the Group’s retail and commercial customers, and increased in the first nine months, due primarily to higher volume sales to most of the Group's retail customers partially offset by unfavorable currency translation rate changes. Net sales in the Global Finishes Group stated in U.S. dollars decreased in the third quarter and first nine months due primarily to unfavorable currency translation rate changes, which decreased net sales by 1.5 percent in the quarter and 2.9 percent in the first nine months. Net sales in the Latin America Coatings Group stated in U.S. dollars increased in the third quarter primarily due to selling price increases partially offset by unfavorable foreign currency translation rate changes and volume declines. First nine months net sales decreased due primarily to unfavorable currency translation rate changes and volume declines partially offset by selling price increases. Currency translation rate changes decreased net sales by 8.2 percent in the quarter and decreased net sales by 15.7 percent in the first nine months. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the third quarter and first nine months.
Consolidated gross profit increased $61.7 million in the third quarter and increased $296.8 million in the first nine months of 2016 compared to the same periods in 2015. As a percent of sales, consolidated gross profit was flat at 49.9 percent in the quarter and in the third quarter of 2015 and improved to 50.0 percent in the first nine months of 2016 from 48.5 percent last year. The percent to sales and dollar increases were primarily due to increased paint sales volume.
The Paint Stores Group’s gross profit was higher than last year by $59.8 million in the third quarter and was higher than last year by $298.7 million in the first nine months due to higher paint sales volume. The Paint Stores Group’s gross profit margins decreased in the quarter, primarily due to the impact of the change in revenue classification, and increased in the first nine months compared to the same period last year due to higher paint sales volume. The Consumer Group’s gross profit increased by $2.3 million in the quarter and increased by $17.8 million in the first nine months compared to the same periods last year primarily due to improved manufacturing volumes and operating efficiency. The Consumer Group's gross profit margins increased as a percent of sales for the third quarter and first nine months compared to the same periods last year for those same reasons. The Global Finishes Group’s gross profit increased $0.1 million in the third quarter and increased $7.7 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, primarily due to decreasing raw material costs and good cost control partially offset by unfavorable currency translation rate changes. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter and up as a percent of sales in the first nine months compared to the same periods last year due primarily for those same reasons. The Latin America Coatings Group’s gross profit increased by $1.5 million in the third quarter and decreased by $24.3 million in the first nine months from the same period in the prior year, when stated in U.S. dollars, primarily due to increasing raw material costs and unfavorable currency translation rate changes partially offset by selling price increases for the first nine months. The Administrative segment’s gross profit decreased by $2.0 million in the third quarter and decreased by $3.1 million in the first nine months compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $64.5 million in the third quarter and increased $192.4 million in the first nine months of 2016 versus last year due primarily to increased expenses to support higher sales levels and net new store openings as well as the impact from expenses of $13.6 million in the quarter and $49.2 million in the first nine months of 2016 associated with the anticipated acquisition of Valspar. As a percent of sales, consolidated SG&A increased slightly to 32.3 percent in the quarter and increased to 34.3 percent in the first nine months of 2016 from 31.5 percent in the third quarter and 33.5 percent in the first nine months of 2015 primarily due to those same reasons.

The Paint Stores Group’s SG&A increased $47.9 million in the third quarter and increased $133.9 million in the first nine months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A decreased $0.3 million in the quarter and increased $11.0 million in the first nine months compared to the same period last year primarily due to general expenses to support higher sales levels for the first nine months. The Global Finishes Group’s SG&A decreased $7.6 million in the quarter and decreased $17.2 million in the first nine months primarily due to currency translation rate changes. The Latin America Coatings Group’s SG&A increased $4.9 million in the third quarter and increased $2.9 million in the first nine months due to timing of spending. The Administrative segment’s SG&A increased $19.6 million in the third quarter and increased $61.8 million in the first nine months primarily due to costs associated with the anticipated acquisition of Valspar.
Interest expense increased $27.1 million in the third quarter of 2016 and increased $68.5 million in the first nine months due to amortization of credit facility costs incurred in 2016 and related servicing fees totaling $23.2 million in the third quarter and $49.9 million in the first nine months, respectively, and interest on debt issued in July 2015.
Other general expense—net decreased $8.3 million in the third quarter due to decreased provisions for environmental expenses and increased $3.7 million in the first nine months primarily due to increased provisions for environmental expenses in the Administrative segment.
Other expense (income) —net improved $4.8 million in the third quarter and improved $5.0 million in the first nine months as compared to 2015 primarily due to increased miscellaneous income items.
Consolidated income before income taxes decreased $15.1 million in the third quarter, due to higher expenses in the Administrative segment partially offset by higher segment profits in Paint Stores, Consumer and Global Finishes Groups. Consolidated income before income taxes increased $39.5 million in the first nine months due to higher segment profits in Paint Stores, Consumer and Global Finishes Groups partially offset by higher expenses in the Administrative segment and lower segment profits in Latin America Coatings Groups. The Administrative segment incurred the costs associated with the anticipated acquisition of Valspar and amortization of credit facility costs incurred in 2016 and related servicing fees totaling $36.8 million and $99.1 million for the quarter and nine months, respectively.
The effective tax rate was 27.8 percent and 28.0 percent for the third quarter and first nine months of 2016, respectively, compared to 32.0 percent and 31.6 percent for the third quarter and first nine months of 2015, respectively. The decrease in the effective tax rate for the third quarter and first nine months of 2016 compared to 2015 was primarily due to the Company's adoption of ASU No. 2016-09 during the second quarter of 2016 which lowered the income tax provision $11.3 million and $41.0 million for the third quarter and first nine months of 2016, respectively. See Note 11 for more information.
Net income for the quarter increased $12.2 million to $386.7 million from $374.5 million in the third quarter of 2015 and increased $73.8 million to $929.7 million from $855.8 million in the first nine months of 2015. Diluted net income per common share in the quarter increased to $4.08 per share, compared to $3.97 per share in 2015. Third quarter 2016 earnings per share includes a $.24 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.09 per share related to a reduction in the income tax provision. Diluted net income per common share in nine months increased to $9.85 per share compared to $9.03 per share in 2015. Earnings per share for the nine months ended September 30, 2016 includes a $.64 per share charge from Acquisition costs and amortization of credit facility costs incurred in 2016 partially offset by an increase of $.37 per share related to a reduction in the income tax provision.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$386,733	$374,491	$929,673	$855,832
Interest expense	44,100	16,995	110,710	42,231
Income taxes	148,887	176,231	361,526	395,913
Depreciation	41,589	42,391	128,313	126,972
Amortization	8,169	6,249	20,172	19,969
EBITDA	$629,478	$616,357	$1,550,394	$1,440,917

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
At September 30, 2016, we had total debt of approximately $2.0 billion. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future, and we plan to incur significant additional indebtedness in the event we complete the planned acquisition of Valspar. We expect to incur up to $9.3 billion of debt to complete the acquisition of Valspar. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)				11,650,000

August 1 - August 31
Employee transactions (2)	338	$294.91		NA

September 1 - September 30
Total
Share repurchase program (1)				11,650,000
Employee transactions (2)	338	$294.91		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at September 30, 2016 to purchase 11,650,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the nine months ended September 30, 2016, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

4.1
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

10.1
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

THE SHERWIN-WILLIAMS COMPANY

October 26, 2016	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President-Corporate Controller

October 26, 2016	By:	/s/ Catherine M. Kilbane
Catherine M. Kilbane
Senior Vice President, General
Counsel and Secretary

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
4.1
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

10.1
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