Form 10-Q
period 2017-03-31
SHERWIN WILLIAMS CO
filed 2017-04-21
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Par Value – 93,128,304 shares as of March 31, 2017.

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
EX-4.1
EX-4.2
EX-4.3
EX-10.1
EX-10.2
EX-10.3
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended March 31,
	2017	2016 (1)
Net sales	$2,761,387	$2,574,024
Cost of goods sold	1,418,247	1,312,279
Gross profit	1,343,140	1,261,745
Percent to net sales	48.6%	49.0%
Selling, general and administrative expenses	1,016,211	1,002,355
Percent to net sales	36.8%	38.9%
Other general expense - net	276	17,554
Interest expense	25,695	25,732
Interest and net investment income	(1,280)	(487)
Other (income) expense - net	(4,367)	226
Income before income taxes	306,605	216,365
Income taxes	67,453	51,489
Net income	$239,152	$164,876
Net income per common share:
Basic	$2.58	$1.80
Diluted	$2.53	$1.75
Average shares outstanding - basic	92,550,559	91,475,860
Average shares and equivalents outstanding - diluted	94,541,859	94,114,114
Comprehensive income	$230,090	$183,886

(1) First quarter 2016 income taxes, net income, basic and diluted net income per common share and diluted average shares and equivalents outstanding are restated due to the adoption of ASU No. 2016-09 in the second quarter of 2016.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31, 2017	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,017,808	$889,793	$70,548
Accounts receivable, less allowance	1,356,851	1,230,987	1,290,749
Inventories:
Finished goods	1,069,673	898,627	972,037
Work in process and raw materials	178,015	169,699	175,324
	1,247,688	1,068,326	1,147,361
Deferred income taxes	—	57,162	97,562
Other current assets	254,317	381,030	282,405
Total current assets	3,876,664	3,627,298	2,888,625
Goodwill	1,129,783	1,126,892	1,147,047
Intangible assets	252,934	255,010	250,574
Deferred pension assets	224,212	225,529	246,035
Other assets	442,215	421,904	449,003
Property, plant and equipment:
Land	116,077	115,555	120,568
Buildings	721,469	714,815	704,594
Machinery and equipment	2,205,706	2,153,437	2,071,637
Construction in progress	70,895	117,126	89,839
	3,114,147	3,100,933	2,986,638
Less allowances for depreciation	2,051,052	2,005,045	1,929,613
	1,063,095	1,095,888	1,057,025
Total Assets	$6,988,903	$6,752,521	$6,038,309

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$41,909	$40,739	$128,675
Accounts payable	1,221,778	1,034,608	1,152,923
Compensation and taxes withheld	296,176	398,045	284,860
Accrued taxes	158,587	76,765	115,403
Current portion of long-term debt	700,786	700,475	2,179
Other accruals	519,766	578,547	578,521
Total current liabilities	2,939,002	2,829,179	2,262,561
Long-term debt	1,211,512	1,211,326	1,908,774
Postretirement benefits other than pensions	252,031	250,397	250,168
Other long-term liabilities	521,008	583,178	615,983
Shareholders’ equity:
Common stock—$1.00 par value:
93,128,304, 93,013,031 and 92,495,113 shares outstanding
at March 31, 2017, December 31, 2016 and March 31, 2016, respectively	116,775	116,563	116,043
Other capital	2,547,621	2,488,564	2,372,641
Retained earnings	4,209,198	4,049,497	3,316,018
Treasury stock, at cost	(4,258,831)	(4,235,832)	(4,235,794)
Cumulative other comprehensive loss	(549,413)	(540,351)	(568,085)
Total shareholders' equity	2,065,350	1,878,441	1,000,823
Total Liabilities and Shareholders’ Equity	$6,988,903	$6,752,521	$6,038,309

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net income	$239,152	$164,876
Adjustments to reconcile net income to net operating cash:
Depreciation	44,595	42,895
Amortization of intangible assets	6,182	5,782
Stock-based compensation expense	17,321	15,765
Amortization of credit facility and debt issuance costs	984	6,656
Provisions for qualified exit costs	2,856	1,126
Provisions for environmental-related matters	519	18,029
Defined benefit pension plans net cost	5,155	6,992
Net increase in postretirement liability	1,910	961
Other	(37,379)	(147)
Change in working capital accounts - net	(58,402)	(298,341)
Costs incurred for environmental-related matters	(3,372)	(5,036)
Costs incurred for qualified exit costs	(996)	(2,868)
Other	13,291	(18,749)
Net operating cash	231,816	(62,059)

INVESTING ACTIVITIES
Capital expenditures	(41,479)	(51,999)
Proceeds from sale of assets	34,762	988
Increase in other investments	(23,194)	(10,526)
Net investing cash	(29,911)	(61,537)

FINANCING ACTIVITIES
Net increase in short-term borrowings	326	85,770
Payments of long-term debt	(71)	—
Payments for credit facility and debt issuance costs	(7)	(41,850)
Payments of cash dividends	(79,450)	(77,734)
Proceeds from stock options exercised	41,762	19,717
Other	(22,702)	(9,583)
Net financing cash	(60,142)	(23,680)

Effect of exchange rate changes on cash	(13,748)	12,080
Net increase (decrease) in cash and cash equivalents	128,015	(135,196)
Cash and cash equivalents at beginning of year	889,793	205,744
Cash and cash equivalents at end of period	$1,017,808	$70,548

Income taxes paid	$8,675	$23,155
Interest paid	30,841	30,552

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2017 and 2016
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
There have been no significant changes in critical accounting policies since December 31, 2016. Accounting estimates were revised as necessary during the first three months of 2017 based on new information and changes in facts and circumstances. Certain amounts in the 2016 condensed consolidated financial statements have been reclassified to conform to the 2017 presentation.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on an annual physical inventory count performed during the fourth quarter. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.
The consolidated results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
NOTE 2—IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2017, the Company adopted the Accounting Standard Update (ASU) No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the requirement for separate presentation of current and non-current portions of deferred tax. Subsequent to adoption, all deferred tax assets and deferred tax liabilities are presented as non-current on the balance sheet. The changes have been applied prospectively as permitted by the ASU and prior years have not been restated. The adoption of this ASU does not have a material effect on the Company's results of operations, financial condition or liquidity.
In March 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs." The standard requires the service component of pension and other postretirement benefit expense to be presented in the same income statement lines as other employee compensation costs, however, the other components will be presented outside of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The standard is effective starting in 2018, with early adoption permitted. Retrospective application is required for the guidance on the income statement presentation. Prospective application is required for the guidance on the cost capitalization in assets. The Company is in the process of evaluating the impact of the standard.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard simplifies the accounting for goodwill impairment by elimination the Step 2 requirement to calculate the implied fair value of goodwill. Instead, if a reporting unit's carrying amount exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. The standard is not expected to have a material effect on the Company's results of operations, financial condition or liquidity.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which consists of a comprehensive lease accounting standard. Under the new standard, assets and liabilities arising from most leases will be recognized on the balance sheet. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight line basis (operating leases) or based on an effective interest method (financing leases). The new standard is effective for interim and annual periods starting in 2019. A modified retrospective transition approach is required with certain practical expedients available.  The Company has made significant progress with its assessment process, and anticipates this standard will have a material impact on its consolidated balance sheet. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to recording lease assets and related liabilities on the balance sheet for the Paint Store Group's retail operations.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance for certain aspects of recognition, measurement and disclosure of financial instruments. The standard is effective for interim and annual periods starting in 2018, and early adoption is not permitted. Although the Company continues to assess the potential impacts of the standard, it currently believes that the main impact will be that changes in fair value of marketable securities currently classified as available-for-sale will be recognized in earnings rather than in other comprehensive income. The standard is not expected to have a material effect on the Company's results of operations, financial condition or liquidity.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which consists of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The issuance of ASU No. 2015-14 in August 2015 delays the effective date of the standard to interim and annual periods beginning after December 15, 2017. Either full retrospective adoption or modified retrospective adoption is permitted. In addition to expanded disclosures regarding revenue, this pronouncement may impact timing of recognition in some arrangements with variable consideration or contracts for the sale of goods or services. The Company has made significant progress with its assessment process. In addition, the Company is currently developing plans for enhancements to its information systems and internal controls in response to the new rule requirements. The Company plans to adopt the standard using the full retrospective method of adoption, which requires the restatement of prior periods presented. The Company expects to have expanded disclosures in the consolidated financial statements and is in process of evaluating the impact on the results of operations, financial condition and liquidity.
NOTE 3—DIVIDENDS
Dividends paid on common stock during the first quarter of 2017 and 2016 were $.85 per common share and $.84 per common share, respectively.
NOTE 4—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the three months ended March 31, 2017 and 2016:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(501,277)	$(125,096)	$1,015	$85,007	$(540,351)
Amounts recognized in Other comprehensive loss (1)	20,778		630	(30,754)	(9,346)
Amounts reclassified from Other comprehensive loss (2)		279	5		284
Net change	20,778	279	635	(30,754)	(9,062)
Balance at March 31, 2017	$(480,499)	$(124,817)	$1,650	$54,253	$(549,413)

(1) Net of taxes of $(389) for unrealized net gains on available-for-sale securities and $18,895 for unrealized net losses on cash flow hedges.

(2) Net of taxes of $(142) for pension and other postretirement benefit adjustments and $(3) for realized losses on the sale of available-for-sale securities.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Unrealized Net Losses on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(482,629)	$(104,346)	$(120)		$(587,095)
Amounts recognized in Other comprehensive loss (3)	33,546		(42)	$(14,682)	18,822
Amounts reclassified from Other comprehensive loss (4)		168	20		188
Net change	33,546	168	(22)	(14,682)	19,010
Balance at March 31, 2016	$(449,083)	$(104,178)	$(142)	$(14,682)	$(568,085)

(3) Net of taxes of $25 for unrealized net losses on available-for-sale securities and $9,075 for unrealized net losses on cash flow hedges.
(4) Net of taxes of $(3) for pension and other postretirement benefit adjustments and $(12) for realized losses on the sale of available-for-sale securities.
NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2017 and 2016, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2017	2016
Balance at January 1	$34,419	$31,878
Charges to expense	6,076	5,541
Settlements	(7,508)	(5,135)
Balance at March 31	$32,987	$32,284
For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
In the three months ended March 31, 2017, three stores in the Paint Stores Group and one branch in the Global Finishes Group were closed due to lower demand or redundancy.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2017:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2016	Provisions in Cost of goods sold or SG&A	Actual expenditures charged to accrual	Balance at March 31, 2017
Consumer Group facilities shutdown in 2016:
Severance and related costs	$907	$2,756		$3,663
Global Finishes Group stores shutdown in 2016:
Severance and related costs	136		$(95)	41
Other qualified exit costs	269	97	(74)	292
Paint Stores Group stores shutdown in 2015:
Other qualified exit costs	195	3	(20)	178
Global Finishes Group exit of a business in 2015:
Other qualified exit costs	433		(383)	50
Severance and other qualified exit costs for facilities shutdown prior to 2015	1,908		(424)	1,484
Totals	$3,848	$2,856	$(996)	$5,708
For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2017	2016	2017	2016	2017	2016
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$5,313	$5,489	$1,918	$1,341	$543	$561
Interest cost	6,410	6,643	1,638	2,080	2,643	2,752
Expected return on assets	(10,309)	(12,567)	(1,764)	(1,846)
Amortization of:
Prior service cost (credit)	341	301			(1,645)	(1,645)
Actuarial loss	1,661	1,152	(53)	361	11
Settlement costs				4,038
Net periodic benefit cost	$3,416	$1,018	$1,739	$5,974	$1,552	$1,668

The settlement charge recognized in the first quarter of 2016 relates to the wind up of an acquired Canada plan. For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2017, the unaccrued maximum of the estimated range of possible outcomes is $86.6 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2017 and 2016 were accruals for extended environmental-related activities of $161.6 million and $143.4 million, respectively. Estimated costs of current investigation and remediation activities of $20.0 million and $22.5 million are included in Other accruals at March 31, 2017 and 2016, respectively.
Three of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2017. At March 31, 2017, $151.4 million, or 83.4 percent of the total accrual, related directly to these three sites. In the aggregate unaccrued maximum of $86.6 million at March 31, 2017, $70.5 million, or 81.4 percent, related to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. The case is currently pending in the District Court. Three cases also currently pending in the United States District Court for the Eastern

District of Wisconsin (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) are being prepared for trial, although no trial dates have been set by the District Court.
In Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On August 21, 2014, the Wisconsin Court of Appeals granted defendants' petition to hear the issue as an interlocutory appeal. On September 29, 2015, the Wisconsin Court of Appeals certified the appeal to the Wisconsin Supreme Court for its determination. Oral argument before the Wisconsin Supreme Court occurred on April 5, 2016. On April 15, 2016, the Wisconsin Supreme Court published its decision, deciding in a 3 to 3 split decision to remand the case back to the Wisconsin Court of Appeals for its consideration. The Wisconsin Court of Appeals dismissed the appeal on September 20, 2016 and remanded the case back to the Wisconsin Circuit Court for further proceedings. The previously scheduled trial date of October 2017 in the Wisconsin Circuit Court has been vacated, and the Court has not set a new trial date.
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
NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2017	2016
Provisions for environmental matters - net	$519	$18,029
Gain on sale or disposition of assets	(243)	(475)
Total	$276	$17,554
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
The gain on disposition of assets represents net realized gains associated with the sale or disposal of fixed assets previously used in the conduct of the primary business of the Company.

Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2017	2016
Dividend and royalty income	$(1,844)	$(1,166)
Net expense from banking activities	2,472	2,263
Foreign currency transaction related (gains) losses	(3,586)	1,690
Other income	(4,960)	(4,880)
Other expense	3,551	2,319
Total	$(4,367)	$226
Foreign currency transaction related (gains) losses represent net realized (gains) losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized (gains) losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at March 31, 2017 and 2016.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 22.0 percent for the first quarter of 2017 compared to 23.8 percent for the first quarter of 2016 (as restated for the retrospective adoption of ASU No. 2016-09 in 2016). The decrease in the effective tax rate was primarily due to the Company's adoption of ASU No. 2016-09. Excluding the impact of ASU No. 2016-09, the effective tax rate was 32.8 percent and 32.0 percent for the first quarter of 2017 and 2016, respectively.
At December 31, 2016, the Company had $32.8 million in unrecognized tax benefits, the recognition of which would have an effect of $27.7 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2016 was $2.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2016, the Company had accrued $9.3 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2016 during the first three months of 2017.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of March 31, 2017, there were no examinations being conducted by the IRS, however, the statute of limitations has not expired for the 2013, 2014 and 2015 tax years.
As of March 31, 2017, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2016.

NOTE 12—NET INCOME PER COMMON SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2017	2016 (2)
Basic
Average common shares outstanding	92,550,559	91,475,860
Net income	$239,152	$164,876
Basic net income per common share	$2.58	$1.80

Diluted
Average common shares outstanding	92,550,559	91,475,860
Stock options and other contingently issuable shares (1)	1,931,574	2,083,367
Non-vested restricted stock grants	59,726	554,887
Average common shares outstanding assuming dilution	94,541,859	94,114,114

Net income	$239,152	$164,876
Diluted net income per common share	$2.53	$1.75

(1)	Stock options and other contingently issuable shares excludes 40,074 and 34,208 shares due to their anti-dilutive effect for the three months ended March 31, 2017 and March 31, 2016, respectively.
(2) First quarter 2016 is restated due to the adoption of ASU No. 2016-09 in the second quarter of 2016.
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

(Thousands of dollars)	Three Months Ended March 31, 2017
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,810,357	$337,484	$470,336	$141,389	$1,821	$2,761,387
Intersegment transfers		695,838	3,799	2,340	(701,977)
Total net sales and intersegment transfers	$1,810,357	$1,033,322	$474,135	$143,729	$(700,156)	$2,761,387

Segment profit	$304,053	$60,591	$52,435	$1,171		$418,250
Interest expense					$(25,695)	(25,695)
Administrative expenses and other					(85,950)	(85,950)
Income before income taxes	$304,053	$60,591	$52,435	$1,171	$(111,645)	$306,605

	Three Months Ended March 31, 2016
	Paint Stores Group	Consumer Group	Global Finishes Group	Latin America Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,615,307	$378,086	$454,166	$125,187	$1,278	$2,574,024
Intersegment transfers		613,630	1,956	8,693	(624,279)
Total net sales and intersegment transfers	$1,615,307	$991,716	$456,122	$133,880	$(623,001)	$2,574,024

Segment profit	$253,534	$63,964	$48,582	$(928)		$365,152
Interest expense					$(25,732)	(25,732)
Administrative expenses and other					(123,055)	(123,055)
Income before income taxes	$253,534	$63,964	$48,582	$(928)	$(148,787)	$216,365

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
Net external sales and segment profit of all consolidated foreign subsidiaries were $419.0 million and $13.8 million, respectively, for the first quarter of 2017, and $400.7 million and $10.2 million, respectively, for the first quarter of 2016. Long-lived assets of these subsidiaries totaled $497.1 million and $509.8 million at March 31, 2017 and March 31, 2016, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan asset (1)	$28,941	$4,189	$24,752
Liabilities:
Deferred compensation plan liability (2)	$37,719	$37,719

(1)
The deferred compensation plan asset consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plan, which is structured as a rabbi trust. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $26,843.

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

(Thousands of dollars)	March 31, 2017		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$1,908,209	$1,925,031	$1,906,160	$1,943,160
Non-traded debt	4,089	3,770	4,793	4,476
In April 2016, the Company entered into a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Valspar acquisition. See Note 17. No balances were drawn against these facilities as of March 31, 2017.
As previously disclosed, during the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $3.6 billion. The objective of the interest rate locks was to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. The interest rate locks were settled in March 2017. The resulting pretax gain of $87.6 million was recognized in Cumulative other comprehensive loss as the Company expects to issue the new long-term fixed rate debt during the second quarter. There was no material ineffectiveness as of March 31, 2017. The unrealized gain recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the issuance of the new debt. The Company expects to amortize unrealized gains of $6.9 million from Cumulative other comprehensive loss as a reduction to Interest expense during the next twelve months.
During the first three months of 2017, the Company amended the five-year credit agreement entered into in May 2016 to increase the aggregate availability to $350.0 million. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at March 31, 2017.
NOTE 16—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $197.6 million and $202.8 million at March 31, 2017 and 2016, respectively. The liability for estimated future capital contributions to the investments was $166.0 million and $178.9 million at March 31, 2017 and 2016, respectively.
NOTE 17—ACQUISITIONS
On March 19, 2016, the Company and The Valspar Corporation (Valspar) entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction, or a value of approximately $9.5 billion and assumption of Valspar debt. The acquisition will expand Sherwin-Williams' diversified array of brands and technologies, expand its global platform and add new capabilities in the packaging and coil segments. The transaction is subject to certain conditions and regulatory approvals. If in connection with obtaining the required regulatory approvals, the parties are required to divest assets of Valspar or the Company representing, in the aggregate, more than $650 million of Valspar's 2015 revenues, then the per share consideration will be $105 in cash. The Company is not required to consummate the acquisition if regulatory authorities require the divestiture of assets of Valspar or the Company representing, in the aggregate, more than $1.5 billion. Valspar's architectural coatings assets in Australia are excluded from the calculation of the $650 million and/or $1.5 billion threshold if such assets are required to be divested.
On March 20, 2017, the end date of the definitive agreement was extended from the original end date of March 21, 2017 to June 21, 2017. On April 11, 2017, Sherwin-Williams and Valspar entered into a definitive agreement with Axalta Coating Systems Ltd. to divest the assets related to Valspar's North American industrial wood coatings business for approximately $420 million. The planned divestiture represents annual revenues below the $650 million threshold. Therefore, the acquisition is expected to be completed at a price of $113 per share. The completion of the acquisition remains subject to customary conditions, including the receipt of antitrust approvals.
During the three months ended March 31, 2017 and 2016, the Company incurred SG&A of $5.0 million and $31.1 million, respectively, and interest expense of $5.0 million and $5.9 million, respectively, related to the anticipated acquisition of Valspar.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe and Asia. The Company is structured into four reportable segments—Paint Stores Group, Consumer Group, Global Finishes Group and Latin America Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See pages 8 through 17 and Note 18, on pages 72 through 75, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Reportable Segments.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2017 primarily due to improved operating results in our Paint Stores and Global Finishes Groups and lower expenses in the Administrative segment. Net working capital increased $311.6 million at March 31, 2017 compared to the end of the first quarter of 2016 due to a significant increase in cash and other current assets partially offset by a significant increase in current liabilities. Cash and cash equivalents increased $947.3 million primarily from cash generated from operations while current portion of long-term debt increased $698.6 million resulting from 1.35% senior notes becoming due in 2017. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $293.9 million in the first three months of 2017 to a cash source of $231.8 million from a cash usage of $62.1 million in 2016 primarily due to decreased cash used for working capital accounts and other assets and liabilities along with cash generated from increased net income.
Consolidated net sales increased 7.3 percent in the first quarter of 2017 to $2.761 billion from $2.574 billion in the first quarter of 2016. The increase was due primarily to higher paint sales volume in our Paint Stores Group and the impact of a change in revenue classification beginning in the third quarter 2016 related to grossing up third-party service revenue and related costs which were previously netted and immaterial in prior periods. Consolidated gross profit as a percent of consolidated net sales decreased in the first quarter of 2017 to 48.6 percent compared to 2016 at 49.0 percent due primarily to the impact of the change in revenue classification and higher raw material costs partially offset by increased paint volume. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 36.8 percent from 38.9 percent in the first quarter of 2016 primarily due to reduced SG&A costs associated with the anticipated acquisition of Valspar (Acquisition costs) of $5.0 million in the first quarter of 2017 versus $31.1 million in first quarter of 2016.
Interest expense was essentially flat in the first quarter of 2017 versus 2016 due to comparable amortization of credit facility costs incurred in early 2016 and stable debt levels. The effective income tax rate for the first quarter of 2017 was 22.0 percent compared to 23.8 percent in 2016. The decrease in the effective tax rate for the first quarter of 2017 compared to 2016 was primarily due to a larger tax benefit from the Company's adoption of ASU No. 2016-09. Excluding the impact of ASU No. 2016-09, the effective income tax rate was 32.8 percent and 32.0 percent for the first quarter of 2017 and 2016, respectively. Diluted net income per common share in the quarter increased to $2.53 per share from $1.75 per share in 2016, as restated due to the adoption of ASU No. 2016-09. First quarter diluted net income per common share includes an increase of $.34 per share related to the adoption of ASU No. 2016-09 partially offset by an $.08 per share charge from Acquisition costs. First quarter diluted net income per common share in 2016 included a $.24 per share charge from Acquisition costs partially offset by an increase of $.18 per share related to the adoption of ASU No. 2016-09.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 44 through 48, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2016.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2017 primarily due to improved operating results in our Paint Stores and Global Finishes Groups and lower expenses in the Administrative segment. Net working capital increased $311.6 million at March 31, 2017 compared to the end of the first quarter of 2016 due to a due to a significant increase in cash and other current assets partially offset by a significant increase in current liabilities. Cash and cash equivalents increased $947.3 million from cash generated from operations, accounts receivable increased $66.1 million, and inventories increased $100.3 million. Accounts payable increased $68.9 million while other accruals decreased $58.8 million, primarily due to Acquisition cost accruals, from March 31, 2016. Accrued taxes and compensation and taxes withheld liabilities both increased primarily due to timing. Short-term borrowings decreased $86.8 million and current portion of long-term debt increased $698.6 million resulting from 1.35% senior notes becoming due in 2017. In April 2016, the Company entered into a $7.3 billion bridge credit agreement (Bridge Loan) and a $2.0 billion term loan credit agreement (Term Loan) as committed financing for the Valspar acquisition (Valspar) as disclosed in Note 17. No balances were drawn against these facilities as of March 31, 2017. Debt issuance costs of $65.1 million related to these facilities were substantially amortized and included in Interest expense in the year ended December 31, 2016. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the first three months of 2017, cash and cash equivalents increased $128.0 million, accounts receivable increased $125.9 million and inventories increased $179.4 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $187.2 million and other accruals decreased $58.8 million, primarily due to Acquisition cost accruals. Short-term borrowings increased $1.2 million. Accrued taxes increased $81.8 million and compensation and taxes withheld liabilities decreased $101.9 million both primarily due to timing of payments. Total debt at March 31, 2017 decreased $85.4 million to $1.954 billion from $2.040 billion at March 31, 2016 and decreased as a percentage of total capitalization to 48.6 percent from 67.1 percent at the end of the first quarter last year. Total debt increased $1.7 million from December 31, 2016 and decreased as a percentage of total capitalization from 51.0 percent to 48.6 percent. At March 31, 2017, the Company had remaining short-term borrowing ability of $1.934 billion. Net operating cash improved $293.9 million in the first three months of 2017 to a cash source of $231.8 million from a cash usage of $62.1 million in 2016. In the twelve month period from April 1, 2016 through March 31, 2017, the Company generated net operating cash of $1.602 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $128.0 million during the first three months of 2017. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $41.5 million, and payments of cash dividends of $79.5 million. At March 31, 2017, the Company’s current ratio was 1.32 compared to 1.28 at December 31, 2016 and 1.28 a year ago. The increase from a year ago resulted primarily from the increase in cash and cash equivalents.
Goodwill and intangible assets increased $0.8 million from December 31, 2016 and decreased $14.9 million from March 31, 2016. The net increase during the first three months of 2017 was primarily due to capitalized software additions of $2.5 million and foreign currency translation of $4.5 million partially offset by amortization of $6.2 million. The net decrease over the twelve month period from March 31, 2016 was primarily due to amortization of $26.0 million, goodwill impairment of $10.7 million and foreign currency translation of $10.7 million partially offset by capitalized software additions of $24.2 million. See Note 4, on pages 49 and 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning goodwill and intangible assets.
Deferred pension assets decreased $1.3 million during the first three months of 2017 and decreased $21.8 million from March 31, 2016. The decrease in the last twelve months was due to increased pension benefit obligations, primarily due to changes in actuarial assumptions, and a decrease in the fair value of plan assets. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s benefit plan assets.

Other assets at March 31, 2017 increased $20.3 million in the first three months of 2017 primarily due to the reclass of current deferred tax assets to non-current due to the adoption of ASU No. 2015-17. See Note 2. Other assets decreased $6.8 million from a year ago primarily due to decreased long-term deposits partially offset by the reclass of current deferred tax assets to non-current.
Net property, plant and equipment decreased $32.8 million in the first three months of 2017 and increased $6.1 million in the twelve months since March 31, 2016. The decrease in the first three months was primarily due to depreciation expense of $44.6 million and sale or disposition of fixed assets of $34.5 million partially offset by capital expenditures of $41.5 million and changes in currency translation rates of $4.9 million. Since March 31, 2016, capital expenditures of $228.5 million were partially offset by depreciation expense of $173.8 million, dispositions or sale of assets with remaining net book value of $41.9 million and changes in currency translation rates of $6.5 million. Capital expenditures during the first three months of 2017 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Group, normal equipment replacement in the Paint Stores and Global Finishes Groups, and information systems hardware in the Administrative Segment.
At March 31, 2017, there were no borrowings outstanding under the commercial paper program and short-term borrowings under the Company's global five-year $1.350 billion credit agreement were $16.0 million with a weighted average interest rate of 0.9 percent. Short-term borrowings under various other foreign programs were $25.9 million with a weighted average interest rate of 13.1 percent. The Company had unused capacity of $1.334 billion at March 31, 2017 under the credit agreement. In April 2016, the Company entered into a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Valspar acquisition as disclosed in Note 17. No balances were drawn against these facilities as of March 31, 2017. During the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into a series of interest rate lock agreements (collectively, the interest rate locks) on a combined notional amount of $3.6 billion. The objective of the interest rate locks was to hedge the variability in the future semi-annual payments on the anticipated debt attributable to changes in the benchmark interest rate (U.S. Treasury) during the hedge periods. The future semi-annual interest payments are exposed to interest rate risk due to changes in the benchmark interest rate from the inception of the hedge to the time of issuance. The interest rate locks were evaluated for hedge accounting treatment and were designated as cash flow hedges. The interest rate locks were settled in March 2017. The resulting pretax gain of $87.6 million was recognized in Cumulative other comprehensive loss as the Company expects to issue the new long-term fixed rate debt during the second quarter. There was no material ineffectiveness as of March 31, 2017. The unrealized gain recognized in Cumulative other comprehensive loss will be reclassified to Interest expense in periods following the issuance of the new debt. The Company expects to amortize unrealized gains of $6.9 million from Cumulative other comprehensive loss to Interest expense during the next twelve months.
In May 2016 and subsequently amended in 2017, the Company entered into a five-year $350.0 million credit agreement. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at March 31, 2017. See Note 7, on pages 60 and 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s debt.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2016 and from March 31, 2016. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s benefit plan obligations.
Other long-term liabilities at March 31, 2017 decreased $62.2 million in the first three months of 2017 primarily due to a decrease in non-current deferred tax liabilities, and decreased $95.0 million from a year ago primarily due to decreased non-current deferred tax liabilities offset by an increase in accruals for extended environmental-related liabilities.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2017. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2017. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $1.2 million to $41.9 million at March 31, 2017 from $40.7 million at December 31, 2016. Total long-term debt increased $0.5 million to $1.912 billion at March 31, 2017 from $1.912 billion at December 31, 2016, and increased $1.3 million from $1.911 billion at March 31, 2016. On March 19, 2016, the Company and Valspar entered into a definitive agreement under which the Company will acquire Valspar for $113 per share in an all cash transaction. The transaction is subject to certain conditions and regulatory approvals. On March 20, 2017, the end date of the definitive agreement was extended from the original end date of March 21, 2017 to June 21, 2017. On April 11, 2017, Sherwin-Williams and Valspar entered into a definitive agreement with Axalta Coating Systems Ltd. to divest the assets related to Valspar's North American industrial wood coatings business for approximately $420 million. The planned divestiture represents annual revenues below the $650 million threshold. Therefore, the acquisition is expected to be completed at a price of $113 per share. The completion of the acquisition remains subject to customary conditions, including the receipt of antitrust approvals. See Note 17 for more information. During the first six months of 2016, in anticipation of a probable issuance of new long-term fixed rate debt, the Company entered into a series of interest rate lock agreements on a combined notional amount of $3.6 billion. The interest rate locks were settled in March 2017. See Note 15 for more information. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2017 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Changes to the Company’s accrual for product warranty claims in the first three months of 2017 are disclosed in Note 5.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $186.9 million to $2.065 billion at March 31, 2017 from $1.878 billion at December 31, 2016 and increased $1.065 billion from $1.001 billion at March 31, 2016. The increase in Shareholders’ equity for the first three months of 2017 resulted primarily from net income of $239.2 million, an increase in Other capital of $59.1 million, resulting primarily from stock option exercises, partially offset by cash dividends paid on common stock of $79.5 million and an increase in Cumulative other comprehensive loss of $9.1 million. Since March 31, 2016, net income of $1.207 billion, an increase in Other capital of $175.0 million, and a decrease in Cumulative other comprehensive loss of $18.7 million more than offset cash dividends paid on common stock of $313.8 million in twelve months. During the first three months of 2017 and fiscal year 2016, the Company did not purchase any shares of its common stock for treasury purposes through open market purchases due to cash being accumulated in anticipation of the Valspar acquisition closing. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2017 to purchase 11.65 million shares of its common stock. In February 2017, the Board of Directors increased the quarterly cash dividend from $.84 per common share to $.85 per common share. This quarterly dividend will result in an annual dividend for 2017 of $3.40 per common share or a 28.4 percent payout of 2016 diluted net income per common share.
Cash Flow
Net operating cash improved $293.9 million in the first three months of 2017 to a cash source of $231.8 million from a cash usage of $62.1 million in 2016 primarily due to decreased cash used for working capital accounts and other assets and liabilities along with cash generated from increased net income and cash received of $87.6 million for the settlement of the interest rate lock agreements. Net investing cash usage decreased $31.6 million in the first three months of 2017 to a usage of $29.9 million from a usage of $61.5 million in 2016 primarily due to decreased cash used for capital expenditures and increased proceeds from sale of assets. Land and building of a Company owned distribution center was sold at approximately net book value during the first three months of 2017. Net financing cash usage increased $36.5 million to a usage of $60.1 million in the first three months of 2017 from a usage of $23.7 million in 2016 primarily due to decreased net proceeds from short-term borrowings partially offset by cash used for debt issuance costs of $43.7 million in the first three months of 2016. In the twelve month period from April 1, 2016 through March 31, 2017, the Company generated net operating cash of $1.602 billion, used $272.1 million in investing activities and used $343.8 million in financing activities. In that same period, the Company invested $228.5 million in capital additions and improvements, paid $313.8 million in cash dividends to its shareholders of common stock, and decreased short-term borrowings by $86.3 million.

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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.50 to 1.00 (or 5.25 to 1.00 after pending acquisition close). The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2017, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 60 and 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the first quarter:

(Thousands of dollars)	Three Months Ended March 31,
	2017	2016	Change
Net Sales:
Paint Stores Group	$1,810,357	$1,615,307	12.1%
Consumer Group	337,484	378,086	-10.7%
Global Finishes Group	470,336	454,166	3.6%
Latin America Coatings Group	141,389	125,187	12.9%
Administrative	1,821	1,278	42.5%
Total	$2,761,387	$2,574,024	7.3%

(Thousands of dollars)	Three Months Ended March 31,
	2017	2016	Change
Income Before Income Taxes:
Paint Stores Group	$304,053	$253,534	19.9%
Consumer Group	60,591	63,964	-5.3%
Global Finishes Group	52,435	48,582	7.9%
Latin America Coatings Group	1,171	(928)	226.2%
Administrative	(111,645)	(148,787)	25.0%
Total	$306,605	$216,365	41.7%
Consolidated net sales increased in the first quarter of 2017 due primarily to higher paint sales volume in our Paint Stores Group and the impact of a change in revenue classification beginning in the third quarter of 2016 related to grossing up third-party service revenue and related costs which were previously netted and immaterial in prior periods. The change in revenue classification increased consolidated net sales in the quarter 2.2 percent. This prospective change primarily impacts the Paint Stores and Global Finishes Groups. This change had no impact on operating profit, but reduced the operating margins of the affected Groups. Currency translation rate changes did not have a material impact on consolidated net sales in the quarter.

Net sales of all consolidated foreign subsidiaries were up 4.6 percent to $419.0 million in the quarter versus $400.7 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to price increases while foreign translation rate changes did not have a material impact. Net sales of all operations other than consolidated foreign subsidiaries were up 7.8 percent to $2.342 billion in the quarter as compared to $2.173 billion in the same period last year.
Net sales in the Paint Stores Group increased in the first quarter due primarily to higher architectural paint sales volume and the impact of the change in revenue classification. Net sales from stores open for more than twelve calendar months, excluding the change in revenue classification, increased 7.5 percent in the quarter compared to last year’s comparable period. Sales of non-paint products, excluding the change in revenue classification, increased by 6.1 percent over last year's first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Group decreased in the first quarter primarily due to lower volume sales to most of the Group’s retail and commercial customers. Net sales in the Global Finishes Group stated in U.S. dollars increased in the first quarter due primarily to higher paint sales volume and selling price increases. Net sales in the Latin America Coatings Group stated in U.S. dollars increased in the first quarter primarily due to selling price increases and favorable foreign currency translation rate changes partially offset by volume declines. Currency translation rate changes increased net sales by 5.7 percent in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first quarter.
Consolidated gross profit increased $81.4 million in the first quarter of 2017 compared to the same period in 2016 primarily due to increased paint sales volume partially offset by higher raw material costs. Consolidated gross profit as a percent of consolidated net sales decreased in the first quarter of 2017 to 48.6 percent compared to 2016 at 49.0 percent due primarily to the impact of the change in revenue classification and higher raw material costs partially offset by increased paint volume.
The Paint Stores Group’s gross profit was higher than last year by $82.5 million in the first quarter due to higher paint sales volume. The Paint Stores Group’s gross profit margins decreased in the quarter, primarily due to the impact of the change in revenue classification and increased raw material costs only partially offset by increased paint sales volume. The Consumer Group’s gross profit decreased by $10.2 million in the quarter compared to the same period last year primarily due to lower sales and increased raw material costs. The Consumer Group’s gross profit margins were up as a percent of sales in the quarter compared to the same period last year due primarily to manufacturing efficiencies. The Global Finishes Group’s gross profit increased $6.6 million in the first quarter compared to the same period last year, when stated in U.S. dollars, primarily due to selling price increases and sales volume partially offset by higher raw material costs. The Global Finishes Group’s gross profit margins were up as a percent of sales in the quarter compared to the same period last year due primarily for those same reasons. The Latin America Coatings Group’s gross profit increased by $4.9 million in the first quarter from the same period in the prior year, when stated in U.S. dollars, primarily due to selling price increases and favorable foreign currency translation rate changes partially offset by volume declines. The Administrative segment’s gross profit decreased by $2.4 million in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $13.9 million in the first quarter of 2017 versus last year due primarily to increased expenses to support higher sales levels and net new store openings partially offset by lower expenses associated with the anticipated acquisition of Valspar. In the first quarter of 2017, expenses associated with the upcoming acquisition of Valspar were $5.0 million compared to $31.1 million in 2016. As a percent of sales, consolidated SG&A decreased slightly to 36.8 percent in the quarter of 2017 from 38.9 percent in the first quarter of 2016.
The Paint Stores Group’s SG&A increased $31.6 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Group’s SG&A decreased $6.3 million in the quarter compared to the same period last year primarily due to good cost control. The Global Finishes Group’s SG&A increased $3.6 million in the quarter primarily due to supporting increased sales. The Latin America Coatings Group’s SG&A increased $5.5 million in the first quarter due to currency translation rate changes and timing of spending. The Administrative segment’s SG&A decreased $20.6 million in the first quarter primarily due to decreased costs associated with the anticipated acquisition of Valspar.
Interest expense was essentially flat in the first quarter of 2017 versus 2016 due to comparable amortization of credit facility costs incurred in early 2016 and stable debt levels.
Other general expense—net decreased $17.3 million in the first quarter due to decreased provisions for environmental expenses in the Administrative segment.
Other expense (income) —net improved $4.6 million in the first quarter as compared to 2016 primarily due to foreign currency transaction related gains in both Global Finishes and Latin America Coatings Groups in 2017.

Consolidated income before income taxes increased $90.2 million in the first quarter, primarily due to higher segment profits in the Paint Stores and Global Finishes Groups and lower expenses in the Administrative segment. The Administrative segment incurred the costs associated with the anticipated acquisition of Valspar and amortization of credit facility costs incurred in 2016 and related servicing fees totaling $13.0 million and $37.1 million for the first quarter in 2017 and 2016, respectively.
The effective income tax rate for the first quarter of 2017 was 22.0 percent compared to 23.8 percent in 2016. The decrease in the effective tax rate for the first quarter of 2017 compared to 2016 was primarily due to a larger tax benefit from the Company's adoption of ASU No. 2016-09. Excluding the impact of ASU No. 2016-09, the effective income tax rate was 32.8 percent and 32.0 percent for the first quarter of 2017 and 2016.
Diluted net income per common share in the quarter increased to $2.53 per share from $1.75 per share in 2016, as restated due to the adoption of ASU No. 2016-09. First quarter diluted net income per common share includes an increase of $.34 per share related to the adoption of ASU No. 2016-09 partially offset by an $.08 per share charge from Acquisition costs. First quarter diluted net income per common share in 2016 included a $.24 per share charge from Acquisition costs partially offset by an increase of $.18 per share related to the adoption of ASU No. 2016-09.
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

(Thousands of dollars)	Three Months Ended March 31,
	2017	2016
Net income	$239,152	$164,876
Interest expense	25,695	25,732
Income taxes	67,453	51,489
Depreciation	44,595	42,895
Amortization	6,182	5,782
EBITDA	$383,077	$290,774

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)				11,650,000
Employee transactions (2)	1,329	$300.12		NA

February 1 - February 28
Employee transactions (2)	72,484	$311.37		NA

March 1 - March 31
Employee transactions (2)	460	311.12		NA
Total
Share repurchase program (1)				11,650,000
Employee transactions (2)	74,273	$311.17		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at March 31, 2017 to purchase 11,650,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the three months ended March 31, 2017, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

4.1
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

4.2
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

4.3
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

10.1	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of April 18, 2017) (filed herewith).

10.2	The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of April 19, 2017) (filed herewith).

10.3	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2017) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 21, 2017	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President-Corporate Controller

April 21, 2017	By:	/s/ Catherine M. Kilbane
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

4.2
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

4.3
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

10.1	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of April 18, 2017) (filed herewith).

10.2	The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of April 19, 2017) (filed herewith).

10.3	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2017) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document