Form 10-Q
period 2017-06-30
SHERWIN WILLIAMS CO
filed 2017-07-26
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2017
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

Common Stock, $1.00 Par Value – 93,410,169 shares as of June 30, 2017.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5. Other Information	36
Item 6. Exhibits	37

SIGNATURES	39
INDEX TO EXHIBITS	40
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-4.6
EX-4.7
EX-4.8
EX-4.9
EX-4.10
EX-4.11
EX-4.12
EX-10.1
EX-10.2
EX-10.3
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$3,735,817	$3,219,525	$6,497,204	$5,793,549
Cost of goods sold	1,998,761	1,583,624	3,416,874	2,895,803
Gross profit	1,737,056	1,635,901	3,080,330	2,897,746
Percent to net sales	46.5%	50.8%	47.4%	50.0%
Selling, general and administrative expenses	1,145,492	1,048,496	2,155,667	2,045,169
Percent to net sales	30.7%	32.6%	33.2%	35.3%
Other general expense - net	1,775	2,733	2,051	20,287
Amortization	28,918	5,584	35,088	11,366
Interest expense	56,729	40,878	82,424	66,610
Interest and net investment income	(3,091)	(952)	(4,371)	(1,439)
Other (income) expense - net	(1,770)	(52)	(6,137)	174
Income from continuing operations before income taxes	509,003	539,214	815,608	755,579
Income taxes	148,352	161,150	215,805	212,639
Net income from continuing operations	360,651	378,064	599,803	542,940

Loss from discontinued operations (see Note 3)
Income taxes	41,540		41,540
Net loss from discontinued operations	(41,540)	—	(41,540)	—

Net income	$319,111	$378,064	$558,263	$542,940

Basic net income per common share
Continuing operations	$3.89	$4.12	$6.47	$5.93
Discontinued operations	(.45)		(.45)
Net income per common share	$3.44	$4.12	$6.02	$5.93

Diluted net income per common share
Continuing operations	$3.80	$3.99	$6.34	$5.76
Discontinued operations	(.44)		(.44)
Net income per common share	$3.36	$3.99	$5.90	$5.76

Average shares outstanding - basic	92,841,148	91,788,734	92,695,853	91,632,297
Average shares and equivalents outstanding - diluted	94,968,636	94,669,751	94,697,439	94,305,997
Comprehensive income	$349,288	$284,060	$579,378	$467,946
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30, 2017	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$210,049	$889,793	$402,656
Accounts receivable, less allowance	2,377,874	1,230,987	1,473,078
Inventories:
Finished goods	1,468,671	898,627	975,366
Work in process and raw materials	386,266	169,699	176,866
	1,854,937	1,068,326	1,152,232
Deferred income taxes		57,162	155,407
Other current assets	411,141	381,030	300,569
Total current assets	4,854,001	3,627,298	3,483,942
Goodwill	7,178,113	1,126,892	1,144,700
Intangible assets	6,002,534	255,010	247,070
Deferred pension assets	224,695	225,529	246,090
Other assets	568,138	421,904	471,618
Property, plant and equipment:
Land	259,415	115,555	119,608
Buildings	961,870	714,815	708,573
Machinery and equipment	2,595,633	2,153,437	2,109,786
Construction in progress	134,518	117,126	100,508
	3,951,436	3,100,933	3,038,475
Less allowances for depreciation	2,061,519	2,005,045	1,966,218
	1,889,917	1,095,888	1,072,257
Total Assets	$20,717,398	$6,752,521	$6,665,677

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$51,904	$40,739	$59,203
Accounts payable	1,783,648	1,034,608	1,289,406
Compensation and taxes withheld	395,867	398,045	311,111
Accrued taxes	320,890	76,765	230,294
Current portion of long-term debt	701,101	700,475	2,179
Other accruals	898,503	578,547	733,020
Total current liabilities	4,151,913	2,829,179	2,625,213
Long-term debt	10,751,284	1,211,326	1,909,217
Postretirement benefits other than pensions	253,434	250,397	251,812
Deferred income taxes	2,467,348	73,833	131,447
Other long-term liabilities	702,159	509,345	501,359
Shareholders’ equity:
Common stock—$1.00 par value:
93,410,169, 93,013,031 and 92,221,707 shares outstanding
at June 30, 2017, December 31, 2016 and June 30, 2016, respectively	117,071	116,563	116,259
Other capital	2,606,757	2,488,564	2,412,599
Retained earnings	4,448,788	4,049,497	3,616,095
Treasury stock, at cost	(4,262,120)	(4,235,832)	(4,236,235)
Cumulative other comprehensive loss	(519,236)	(540,351)	(662,089)
Total shareholders' equity	2,391,260	1,878,441	1,246,629
Total Liabilities and Shareholders’ Equity	$20,717,398	$6,752,521	$6,665,677

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES
Net income	$558,263	$542,940
Adjustments to reconcile net income to net operating cash:
Loss from discontinued operations	41,540
Depreciation	94,965	86,724
Amortization of intangible assets	35,088	11,366
Amortization of inventory step-up	36,278
Stock-based compensation expense	35,866	31,948
Amortization of credit facility and debt issuance costs	2,940	25,691
Provisions for qualified exit costs	12,828	1,422
Provisions for environmental-related matters	1,629	20,536
Defined benefit pension plans net cost	10,554	9,948
Net change in postretirement liability	(7,422)	961
Other	(7,598)	1,833
Change in working capital accounts - net	(239,495)	(211,572)
Costs incurred for environmental-related matters	(6,059)	(6,716)
Costs incurred for qualified exit costs	(8,904)	(4,155)
Other	25,660	(943)
Net operating cash	586,133	509,983

INVESTING ACTIVITIES
Capital expenditures	(83,635)	(114,081)
Acquisitions of businesses, net of cash acquired and divestiture (see Note 3)	(8,806,282)
Proceeds from sale of assets	37,131	2,039
Increase in other investments	(11,444)	(36,950)
Net investing cash	(8,864,230)	(148,992)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(228,785)	15,318
Proceeds from long-term debt	7,984,375
Payments of long-term debt	(176)	(84)
Payments for credit facility and debt issuance costs	(45,454)	(61,433)
Payments of cash dividends	(158,934)	(155,721)
Proceeds from stock options exercised	79,157	43,708
Other	(26,420)	(12,645)
Net financing cash	7,603,763	(170,857)

Effect of exchange rate changes on cash	(5,410)	6,778
Net (decrease) increase in cash and cash equivalents	(679,744)	196,912
Cash and cash equivalents at beginning of year	889,793	205,744
Cash and cash equivalents at end of period	$210,049	$402,656

Income taxes paid	$121,115	$73,636
Interest paid	31,816	66,583

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2017 and 2016
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
There have been no significant changes in critical accounting policies since December 31, 2016. Accounting estimates were revised as necessary during the first six months of 2017 based on new information and changes in facts and circumstances. Certain amounts in the 2016 condensed consolidated financial statements have been reclassified to conform to the 2017 presentation. See Note 14 for information on the changes in the Company's reportable segments.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. The final year-end valuation of inventory is based on a cycle count program or an annual physical inventory count performed during the third and fourth quarters. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.
The consolidated results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill. Instead, if a reporting unit's carrying amount exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. The standard is not expected to have a material effect on the Company's results of operations, financial condition or liquidity.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which consists of a comprehensive lease accounting standard. Under the new standard, assets and liabilities arising from most leases will be recognized on the balance sheet. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight line basis (operating leases) or based on an effective interest method (financing leases). The new standard is effective for interim and annual periods starting in 2019. A modified retrospective transition approach is required with certain practical expedients available.  The Company has made significant progress with its assessment process, and anticipates this standard will have a material impact on its consolidated balance sheet. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to recording lease assets and related liabilities on the balance sheet for its retail operations in The Americas Group.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which consists of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company has made significant progress with its assessment process. In addition, the Company is currently developing plans for enhancements to its information systems and internal controls in response to the new rule requirements. Although the Company previously disclosed that it planned to adopt the standard using the full retrospective method of adoption, due to the recent acquisition of The Valspar Corporation (Valspar) (see Note 3), the Company now expects to adopt the standard using the modified retrospective method. The Company is in the process of evaluating the impact on the results of operations, financial condition, liquidity and disclosures. In addition to expanded disclosures regarding revenue, this pronouncement may impact timing of recognition in some arrangements with variable consideration or contracts for the sale of goods or services.

NOTE 3—ACQUISITIONS
On June 1, 2017, the Company completed the acquisition of Valspar at $113 per share in an all cash transaction for a total purchase price of $8.9 billion, net of divestiture proceeds of $431.0 million. As previously disclosed, on April 11, 2017, the Company and Valspar entered into a definitive agreement with Axalta Coating Systems Ltd. to divest the assets related to Valspar's North American industrial wood coatings business. The divestiture was also completed on June 1, 2017, and is reported as a discontinued operation with no pre-tax gain or loss but includes the tax expense effect of this separate transaction. Proceeds of $431.0 million were received for the divested assets sold. The divestiture resulted in a tax provision of $41.5 million, which reduced basic and diluted net income per common share for the three and six months ended June 30, 2017 by $.45 and $.44, respectively. The Valspar acquisition expands the Company's diversified array of brands and technologies, expands its global platform and adds new capabilities in its packaging and coil segments.
The preliminary allocation of the fair value of the Valspar acquisition is summarized in the table below. Allocations are based on the acquisition method of accounting and in-process third-party valuation appraisals. The allocation of the fair value will be finalized within the allowable measurement period.

(Millions of dollars)

Cash	$127.8
Accounts receivable	817.5
Inventories	695.5
Indefinite-lived trademarks	1,140.0
Finite-lived intangible assets	4,629.8
Goodwill	6,067.7
Property, plant and equipment	824.8
All other assets	253.6
Accounts payable	(553.2)
Long-term debt	(1,603.7)
Deferred taxes	(2,461.9)
All other liabilities	(1,003.8)
Total	$8,934.1
Total, net of cash	$8,806.3
Finite-lived intangible assets include customer relationships of $3.0 billion and intellectual property and technology of $1.6 billion, which are being amortized over weighted average amortization periods ranging from 15 to 22 years. Based on the preliminary purchase accounting, goodwill of $4.6 billion and $1.5 billion was recognized in the Performance Coatings Group and the Consumer Brands Group, respectively, and relates primarily to expected synergies.
The Company's Net sales and Income from continuing operations for the three months ended June 30, 2017 include sales of $381.0 million and a profit before tax of $46.6 million related to the Valspar acquisition. Net income from continuing operations includes approximately $23.0 million of intangibles amortization expense and $36.3 million of inventory step-up amortization included in cost of sales. During the six months ended June 30, 2017 and 2016, the Company incurred transaction and integration related SG&A expense of $31.6 million and $35.6 million, respectively, and interest expense of $41.5 million and $26.6 million, respectively, related to the acquisition of Valspar.
The following pro forma information presents consolidated financial information as if Valspar had been acquired at the beginning of 2016. Pro forma adjustments have been made to exclude Valspar's North American industrial wood coatings business results and certain transaction and integration costs from all periods presented. Interest expense has been adjusted as though total debt outstanding at June 30, 2017 had been outstanding at January 1, 2016. Each quarter presented includes intangible amortization expense of approximately $68.9 million resulting from the preliminary purchase accounting. The full $108.8 million of inventory step-up amortization resulting from the preliminary purchase accounting asset step-up has been included in the first quarter of 2016 to reflect the pro forma transaction date of January 1, 2016, and thus the inventory step-up amortization of $36.3 million recorded in the second quarter of 2017 has been excluded. The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2016, nor is it it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$4,439,801	$4,315,822	$8,148,329	$7,794,545
Net income from continuing operations	402,503	402,810	600,970	477,581
Net income per common share from continuing operations:
Basic	$4.34	$4.39	$6.48	$5.21
Diluted	$4.24	$4.25	$6.35	$5.06

NOTE 4—DIVIDENDS
Dividends paid on common stock for each of the first two quarters of 2017 and 2016 were $.85 per common share and $.84 per common share, respectively.
NOTE 5—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the six months ended June 30, 2017 and 2016:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(501,277)	$(125,096)	$1,015	$85,007	$(540,351)
Amounts recognized in Other comprehensive loss (1)	51,250		870	(30,754)	21,366
Amounts reclassified from Other comprehensive loss (2)		385	8	(644)	(251)
Net change	51,250	385	878	(31,398)	21,115
Balance at June 30, 2017	$(450,027)	$(124,711)	$1,893	$53,609	$(519,236)

(1) Net of taxes of $(537) for unrealized net gains on available-for-sale securities and $18,895 for unrealized net losses on cash flow hedges.

(2) Net of taxes of $(195) for pension and other postretirement benefit adjustments, $(5) for realized losses on the sale of available-for-sale securities and $396 for realized gains on cash flow hedges.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Unrealized Net Losses on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(482,629)	$(104,346)	$(120)		$(587,095)
Amounts recognized in Other comprehensive loss (3)	31,935		455	$(107,948)	(75,558)
Amounts reclassified from Other comprehensive loss (4)		439	125		564
Net change	31,935	439	580	(107,948)	(74,994)
Balance at June 30, 2016	$(450,694)	$(103,907)	$460	$(107,948)	$(662,089)

(3) Net of taxes of $(282) for unrealized net gains on available-for-sale securities and $66,721 for unrealized net losses on cash flow hedges.
(4) Net of taxes of $(45) for pension and other postretirement benefit adjustments and $(78) for realized losses on the sale of available-for-sale securities.
NOTE 6—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2017 and 2016, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2017	2016
Balance at January 1	$34,419	$31,878
Charges to expense	16,434	15,763
Settlements	(16,698)	(14,755)
Acquisition	110,461
Balance at June 30	$144,616	$32,886
Warranty accruals of $110.5 million were acquired in connection with the Valspar acquisition. This amount includes warranties for certain products under extended furniture protection plans. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life.
For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 7—EXIT OR DISPOSAL ACTIVITIES
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
In the six months ended June 30, 2017, four stores in The Americas Group and two branches in the Performance Coatings Group were closed due to lower demand or redundancy. Due to the Valspar acquisition, the Company has acquired exit or disposal cost reserve accruals and recorded severance and related cost provisions in the month of June.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2017:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2016	Acquired Balances	Provisions in Cost of Goods Sold or SG&A	Actual Expenditures Charged to Accrual	Balance at June 30, 2017
Administrative segment acquisition-related restructuring in 2017:
Severance and related costs			$9,883	$(3,761)	$6,122
Consumer Brands Group facilities shutdown in 2016:
Severance and related costs	$907	$4	2,823	(3,632)	102
Performance Coatings Group stores shutdown in 2016:
Severance and related costs	136	2,271	8	(296)	2,119
Other qualified exit costs	269	5	94	(143)	225
The Americas Group stores shutdown in 2015:
Other qualified exit costs	195		10	(205)
Consumer Brands Group facilities shutdown in 2015:
Severance and related costs		632		(3)	629
Other qualified exit costs		629		(3)	626
Performance Coatings Group stores shutdown in 2015:
Severance and related costs		396	10		406
Other qualified exit costs	433	427		(405)	455
Severance and other qualified exit costs for facilities shutdown prior to 2015	1,908	92		(456)	1,544
Totals	$3,848	$4,456	$12,828	$(8,904)	$12,228
For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 8—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2017	2016	2017	2016	2017	2016
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$5,459	$5,489	$2,287	$1,198	$471	$561
Interest cost	7,191	6,643	1,864	2,081	2,593	2,753
Expected return on assets	(11,299)	(12,567)	(2,008)	(1,846)
Amortization of:
Prior service cost (credit)	340	301			(1,645)	(1,645)
Actuarial loss (gain)	1,662	1,153	(97)	504	5
Settlement gain					(9,332)
Net periodic benefit cost	$3,353	$1,019	$2,046	$1,937	$(7,908)	$1,669

Six Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$10,772	$10,978	$4,205	$2,539	$1,014	$1,122
Interest cost	13,601	13,286	3,502	4,161	5,236	5,505
Expected return on assets	(21,608)	(25,134)	(3,772)	(3,692)
Amortization of:
Prior service cost (credit)	681	602			(3,290)	(3,290)
Actuarial loss (gain)	3,323	2,305	(150)	865	16
Settlement (gain) loss				4,038	(9,332)
Net periodic benefit cost (credit)	$6,769	$2,037	$3,785	$7,911	$(6,356)	$3,337
The Company acquired new benefit plans in each category above as a result of the Valspar acquisition. The costs (credits) for these plans for the month of June 2017 are included in the tables above and are not significant. The settlement gain recognized in the second quarter of 2017 relates to the termination of a life insurance benefit plan. The settlement loss recognized in the first quarter of 2016 relates to the wind up of an acquired Canada plan. For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 9—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2017, the unaccrued maximum of the estimated range of possible outcomes is $86.1 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2017 and 2016 were accruals for extended environmental-related activities of $160.2 million and $143.0 million, respectively. Estimated costs of current investigation and remediation activities of $30.4 million and $22.5 million are included in Other accruals at June 30, 2017 and 2016, respectively. Other accruals in the second quarter of 2017 increased $10.5 million due to environmental-related liabilities the Company assumed as a part of the preliminary opening balance sheet of Valspar and is subject to measurement period adjustments.
Three of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2017. At June 30, 2017, $149.9 million, or 78.6 percent of the total accrual, related directly to these three sites. In the aggregate unaccrued maximum of $86.1 million at June 30, 2017, $70.5 million, or 81.8 percent, related to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
NOTE 10 – LITIGATION
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, the Cities of Oakland and San Diego and the City and County of San Francisco. The Fourth Amended Complaint asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment. On February 18, 2014, the Company filed a motion for new trial and a motion to vacate the judgment. The court denied these motions on March 24, 2014. On March 28, 2014, the Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. The filing of the notice of appeal effects an automatic stay of the judgment without the requirement to post a bond. The appeal is fully briefed. On July 14, 2017, the Sixth District Court of Appeal scheduled the date for oral argument on the appeal for August 24, 2017. The Company expects the Sixth District Court of Appeal to issue its ruling within 90 days following oral argument. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence. The Company has had a favorable history with respect to lead pigment and lead-based paint litigation, particularly other public nuisance litigation, and accordingly, the Company believes that it is not probable that a loss has occurred and it is not possible to estimate the range of potential loss with respect to the case.
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
In Yasmine Clark v. The Sherwin-Williams Company, et al., the Wisconsin Circuit Court, Milwaukee County, on March 25, 2014, held that the application to a pending case of Section 895.046 of the Wisconsin Statutes (which clarifies the application of the risk contribution theory) is unconstitutional as a violation of the plaintiff’s right to due process of law under the Wisconsin Constitution. On August 21, 2014, the Wisconsin Court of Appeals granted defendants' petition to hear the issue as an interlocutory appeal. On September 29, 2015, the Wisconsin Court of Appeals certified the appeal to the Wisconsin Supreme Court for its determination. Oral argument before the Wisconsin Supreme Court occurred on April 5, 2016. On April 15, 2016, the Wisconsin Supreme Court published its decision, deciding in a 3 to 3 split decision to remand the case back to the Wisconsin Court of Appeals for its consideration. The Wisconsin Court of Appeals dismissed the appeal on September 20, 2016 and remanded the case back to the Wisconsin Circuit Court for further proceedings. On April 18, 2017, the parties entered into a stipulation and order of dismissal without prejudice. On April 26, 2017, the Wisconsin Circuit Court dismissed the case without prejudice.
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
NOTE 11—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provisions for environmental matters - net	$1,110	$2,507	$1,629	$20,536
Loss (gain) on sale or disposition of assets	665	226	422	(249)
Total	$1,775	$2,733	$2,051	$20,287
Provisions for environmental matters - net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. See Note 9 for further details on the Company’s environmental-related activities.
The loss (gain) on disposition of assets represents net realized losses (gains) associated with the sale or disposal of fixed assets previously used in the conduct of the primary business of the Company.
Other (income) expense - net
Included in Other (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend and royalty income	$(1,198)	$(999)	$(3,042)	$(2,165)
Net expense from banking activities	2,513	2,108	4,985	4,371
Foreign currency transaction related losses (gains)	976	1,819	(2,610)	3,509
Other income	(5,937)	(5,450)	(10,897)	(10,330)
Other expense	1,876	2,470	5,427	4,789
Total	$(1,770)	$(52)	$(6,137)	$174
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at June 30, 2017 and 2016.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.

NOTE 12—INCOME TAXES
The effective tax rate for income from continuing operations was 29.1 percent and 26.5 percent for the second quarter and first six months of 2017, respectively, compared to 29.9 percent and 28.1 percent for the second quarter and first six months of 2016, respectively. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. See Note 3. Excluding the impact of share-based payments, the effective tax rate was 32.7 percent for both the second quarter and first six months of 2017 compared to 32.1 percent for both the second quarter and first six months of 2016.
During the second quarter of 2017, the Company recorded a preliminary deferred income tax liability of approximately $2.4 billion based on the preliminary purchase price accounting for Valspar and is subject to measurement period adjustments.
At December 31, 2016, the Company had $32.8 million in unrecognized tax benefits, the recognition of which would have an effect of $27.7 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2016 was $2.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions. In the second quarter of 2017, the Company acquired $19.9 million of unrecognized tax benefits as a part of the preliminary opening balance sheet of Valspar and is subject to measurement period adjustments.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2016, the Company had accrued $9.3 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2016 during the first six months of 2017 with the exception of the unrecognized tax benefits recorded as a part of the acquisition of Valspar.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing refund claims that the Company filed for the 2010, 2011 and 2012 tax years and the 2014 and 2015 tax years of a Valspar subsidiary. During the second quarter of 2017, the IRS informed the Company that it will commence an audit of the 2014 and 2015 tax years by the end of 2017. As of June 30, 2017, the federal statute of limitations has not expired for the 2013, 2014 and 2015 tax years.
As of June 30, 2017, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2016.

NOTE 13—NET INCOME PER COMMON SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic
Average common shares outstanding	92,841,148	91,788,734	92,695,853	91,632,297
Net income
Continuing operations	$360,651	$378,064	$599,803	$542,940
Discontinued operations (2)	(41,540)	—	(41,540)	—
Net income	$319,111	$378,064	$558,263	$542,940
Basic net income per common share
Continuing operations	$3.89	$4.12	$6.47	$5.93
Discontinued operations (2)	(0.45)	—	(0.45)	—
Net income per common share	$3.44	$4.12	$6.02	$5.93

Diluted
Average common shares outstanding	92,841,148	91,788,734	92,695,853	91,632,297
Stock options and other contingently issuable shares (1)	2,055,422	2,318,192	1,935,690	2,114,844
Non-vested restricted stock grants	72,066	562,825	65,896	558,856
Average common shares outstanding assuming dilution	94,968,636	94,669,751	94,697,439	94,305,997
Net income
Continuing operations	$360,651	$378,064	$599,803	$542,940
Discontinued operations (2)	(41,540)	—	(41,540)	—
Net income	$319,111	$378,064	$558,263	$542,940
Diluted net income per common share
Continuing operations	$3.80	$3.99	$6.34	$5.76
Discontinued operations (2)	(0.44)	—	(0.44)	—
Net income per common share	$3.36	$3.99	$5.90	$5.76

(1)
Stock options and other contingently issuable shares excludes 16,013 and 47,273 shares due to their anti-dilutive effect for the three and six months ended June 30, 2016. There are no shares excluded for the three and six months ended June 30, 2017.

(2)	Relates to the divestiture of Valspar's North American industrial wood coatings business. See Note 3.
NOTE 14—REPORTABLE SEGMENT INFORMATION
The Company reports segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC. Upon completion of the Valspar acquisition in the second quarter of 2017 (see Note 3), the Company made important changes to its organizational and reporting structure that resulted in establishing three new reportable segments. The Americas Group reportable segment includes the Company's previous Paint Stores Group and Latin America Coatings Group, along with a specialty retail business of Valspar. The Americas Group operates stores in the United States, Canada, Latin America, and the Caribbean islands servicing the needs of architectural and industrial painting contractors and do-it-yourself homeowners. The Americas Group sells a variety of architectural paints, coatings and related products through dedicated dealers, home centers, distributors, hardware stores and other retailers throughout Latin America. The Consumer Brands Group reportable segment includes the Company's previous Consumer Group along with Valspar's previous Consumer Paints segment, excluding Valspar's automotive refinishes products business. The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paints, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in Australia, China and Europe. The Consumer Brands Group also supports the Company's other businesses around the world with new product research and development, manufacturing, distribution and logistics. The Performance Coatings Group reportable segment includes the Company's previous Global Finishes Group and Valspar's previous Coatings Group segment. The Performance Coatings Group also includes Valspar's automotive refinishes products business, which was previously reported under Valspar's Consumer Paints segment. Valspar’s North American industrial wood coatings business, which was previously reported under the Valspar's Coatings Group segment, was divested. The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. In addition, a specialty coatings business previously in the Company's Consumer Group is now included in the Performance Coatings Group. Prior period segment reporting has been adjusted to reflect the updated reportable segments.

(Thousands of dollars)	Three Months Ended June 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,437,655	$536,441	$761,094	$627	$3,735,817
Intersegment transfers	2,020	864,337	7,231	(873,588)
Total net sales and intersegment transfers	$2,439,675	$1,400,778	$768,325	$(872,961)	$3,735,817

Segment profit	$532,687	$76,064	$62,345		$671,096
Interest expense				$(56,729)	(56,729)
Administrative expenses and other				(105,364)	(105,364)
Income from continuing operations before income taxes *	$532,687	$76,064	$62,345	$(162,093)	$509,003

* Income from continuing operations before income taxes for the Consumer Brands Group and Performance Coatings Group includes inventory step-up amortization of $14.5 million and $21.8 million, respectively, and intangibles amortization of $5.7 million and $17.2 million, respectively, based on the preliminary purchase accounting. Income from continuing operations before income taxes for the Administrative segment includes $26.6 million of acquisition-related expenses included in SG&A.

	Three Months Ended June 30, 2016
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,241,566	$462,473	$514,198	$1,288	$3,219,525
Intersegment transfers	9,960	763,956	6,025	(779,941)
Total net sales and intersegment transfers	$2,251,526	$1,226,429	$520,223	$(778,653)	$3,219,525

Segment profit	$499,347	$103,157	$70,377		$672,881
Interest expense				$(40,878)	(40,878)
Administrative expenses and other				(92,789)	(92,789)
Income from continuing operations before income taxes	$499,347	$103,157	$70,377	$(133,667)	$539,214

	Six Months Ended June 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,389,401	$859,807	$1,245,548	$2,448	$6,497,204
Intersegment transfers	4,361	1,560,175	11,031	(1,575,567)
Total net sales and intersegment transfers	$4,393,762	$2,419,982	$1,256,579	$(1,573,119)	$6,497,204

Segment profit	$837,911	$131,978	$119,457		$1,089,346
Interest expense				$(82,424)	(82,424)
Administrative expenses and other				(191,314)	(191,314)
Income from continuing operations before income taxes **	$837,911	$131,978	$119,457	$(273,738)	$815,608

** Income from continuing operations before income taxes for the Consumer Brands Group and Performance Coatings Group includes inventory step-up amortization of $14.5 million and $21.8 million, respectively, and intangibles amortization of $5.7 million and $17.2 million, respectively, based on the preliminary purchase accounting. Income from continuing operations before income taxes for the Administrative segment includes $31.6 million of acquisition-related expenses included in SG&A.

	Six Months Ended June 30, 2016
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,982,060	$827,093	$981,830	$2,566	$5,793,549
Intersegment transfers	18,653	1,377,586	7,981	(1,404,220)
Total net sales and intersegment transfers	$4,000,713	$2,204,679	$989,811	$(1,401,654)	$5,793,549

Segment profit	$751,953	$163,030	$123,050		$1,038,033
Interest expense				$(66,610)	(66,610)
Administrative expenses and other				(215,844)	(215,844)
Income from continuing operations before income taxes	$751,953	$163,030	$123,050	$(282,454)	$755,579
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
As of June 30, 2017, identifiable assets for The Americas Group, Consumer Brands Group, Performance Coatings Group and Administrative segments were $2.262 billion, $5.739 billion, $11.239 billion and $1.477 billion, respectively. These amounts include preliminary purchase accounting adjustments for Goodwill and Intangibles. The allocation of the fair value will be finalized within the allowable measurement period. As of June 30, 2016, identifiable assets for The Americas Group, Consumer Brands Group, Performance Coatings Group and Administrative segments were $2.142 billion, $2.328 billion, $829.0 million and $1.367 billion, respectively.
Net external sales and segment profit of all consolidated foreign subsidiaries were $603.3 million and $.7 million, respectively, for the second quarter of 2017, and $454.5 million and $17.1 million, respectively, for the second quarter of 2016. Net external sales and segment profit of all consolidated foreign subsidiaries were $1.022 billion and $14.5 million, respectively, for the six months of 2017, and $855.2 million and $27.3 million, respectively, for the six months of 2016. Long-lived assets of these subsidiaries totaled $1.698 billion and $506.8 million at June 30, 2017 and June 30, 2016, respectively. The increase in net external sales and long-lived assets is primarily due to the Valspar acquisition. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 15—FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. The Company did not have any fair value measurements unrelated to purchase accounting for its non-financial assets and liabilities during the second quarter. Deferred compensation assets and liabilities of $23,830 were acquired in connection with the Valspar acquisition. See Note 3. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy:

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$53,562	$28,700	$24,862
Liabilities:
Deferred compensation plan liabilities (2)	$64,001	$64,001

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $49,638.

(2) The deferred compensation plan liabilities are the Company’s liabilities under its executive deferred compensation plan. The liabilities represent the fair value of the participant shadow accounts, and the value is based on quoted market prices.

NOTE 16—DEBT
The table below summarizes the carrying amount and fair value of the Company’s publicly traded debt and non-publicly traded debt in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. The fair values of the Company’s publicly traded debt are based on quoted market prices. The fair values of the Company’s non-publicly traded debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company’s publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

(Thousands of dollars)
	June 30, 2017		June 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,448,274	$9,660,353	$1,906,672	$2,021,174
Non-publicly traded debt	2,004,111	1,863,095	4,724	4,451
On June 2, 2017 the Company closed its previously announced exchange offers and consent solicitations (collectively, the "Exchange Offer") for the outstanding senior notes of Valspar. Pursuant to the Exchange Offer, the Company issued an aggregate principal amount of approximately $1.478 billion (collectively the "Exchange Notes"). The Exchange Notes are unsecured senior obligations of the Company. The Company did not receive any cash proceeds from the issuance of the Exchange Notes. The Exchange Notes are summarized in the table below.

(Thousands of dollars)
	Due Date	Principal
7.250% Senior Notes	2019	$277,176
4.200% Senior Notes	2022	385,909
3.300% Senior Notes	2025	235,324
3.950% Senior Notes	2026	331,342
4.400% Senior Notes	2045	248,354
		$1,478,105
On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the acquisition of Valspar. The New Notes are summarized in the table below.

(Thousands of dollars)
	Due Date	Principal
2.250% Senior Notes	2020	$1,500,000
2.750% Senior Notes	2022	1,250,000
3.125% Senior Notes	2024	500,000
3.450% Senior Notes	2027	1,500,000
4.500% Senior Notes	2047	1,250,000
		$6,000,000
As previously disclosed, the interest rate locks entered into in 2016 settled in March 2017 resulting in a pretax gain of $87.6 million recognized in Cumulative other comprehensive loss. This gain is being amortized from Cumulative other comprehensive loss to a reduction of interest expense over the terms of the New Notes. For the three months ended June 30, 2017, the amortization of the unrealized gain reduced interest expense by $1.0 million.
In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Valspar acquisition. See Note 3. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. The Term Loan is pre-payable without penalty and carries a 5 year maturity with a variable interest rate of London Interbank Offered Rate plus an additional 1.25% or approximately 2.36% interest rate for the month of June 2017.
During the first six months of 2017, the Company amended the five-year credit agreement entered into in May 2016 to increase the aggregate availability to $500.0 million. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at June 30, 2017.
NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $212.1 million and $226.3 million at June 30, 2017 and 2016, respectively. The liability for estimated future capital contributions to the investments was $170.4 million and $186.9 million at June 30, 2017 and 2016, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paints, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe, Asia and Australia. The Company is structured into three reportable segments—The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 14 for more information.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2017 primarily due to improved operating results in The Americas and Performance Coatings Groups and lower expenses in the Administrative segment. Net working capital decreased $156.6 million at June 30, 2017 compared to the end of the second quarter of 2016 due to a significant increase in current liabilities partially offset by a significant increase in current assets primarily due to the acquisition of The Valspar Corporation (Valspar or the Acquisition) (see Note 3). Cash and cash equivalents decreased $192.6 million while current portion of long-term debt increased $698.9 million resulting from 1.35% senior notes becoming due in 2017. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $76.2 million in the first six months of 2017 to a cash source of $586.1 million from a cash source of $510.0 million in 2016.
Consolidated net sales increased 16.0 percent in the second quarter of 2017 to $3.736 billion from $3.220 billion in the second quarter of 2016 and increased 12.1 percent in the first six months of 2017 to $6.497 billion from $5.794 billion. The increase was due primarily to the Acquisition which increased sales 11.8 percent in the second quarter and 6.6 percent in the first six months. In addition, strong paint sales volume in The Americas Group and the impact of a change in revenue classification beginning in the third quarter 2016 related to grossing up third-party service revenue and related costs, which were previously netted and immaterial in prior periods, more than offset a decrease in the Consumer Brands Group. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter of 2017 to 46.5 percent compared to 2016 at 50.8 percent and decreased in the first six months to 47.4 percent from 50.0 percent due primarily to the Acquisition and related purchase accounting fair value adjustments, the impact of the change in revenue classification and higher raw material costs partially offset by increased paint volume. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 30.7 percent from 32.6 percent in the second quarter of 2016 and decreased to 33.2 percent from 35.3 percent in the first six months primarily due to the impact from Valspar operations in June. Amortization expense increased just over $23 million in both the second quarter and first six months of 2017 versus 2016 due primarily to the Acquisition and related purchase accounting fair value adjustments and one month of amortization expense.
Interest expense increased $15.9 million and $15.8 million, respectively, in the second quarter and first six months of 2017 versus 2016 primarily due to increased debt levels to fund the Acquisition. The effective income tax rate for the second quarter of 2017 was 29.1 percent compared to 29.9 percent in 2016 and the rate for the first six months of 2017 was 26.5 percent compared to 28.1 percent in 2016. The decrease in the effective tax rate for the second quarter and six months of 2017 compared to 2016 was primarily due to the impact of the Acquisition. Excluding the impact of the Acquisition, the effective income tax rate was 28.2 percent and 30.3 percent for the second quarter of 2017 and 2016, respectively, and 26.2 percent and 29.0 percent for the first six months of 2017 and 2016, respectively. Diluted net income per common share in the quarter decreased to $3.36 per share from $3.99 per share in 2016. Diluted net income per common share in six months increased to $5.90 per share from $5.76 per share in 2016. Diluted net income per common share from continuing operations (excluding the $.44 per share charge related to the divestiture) in the quarter and six months was $3.80 and $6.34 per share, respectively. Second quarter and six months 2017 diluted net income per common share include a $.72 and $.80 per share charge, respectively, from Acquisition related costs, inventory purchase accounting adjustment amortization and increased amortization of intangibles. Second quarter and six months 2016 diluted net income per common share included a $.16 and $.40 per share charge from Acquisition costs, respectively.

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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 44 through 48, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2016. See Note 6 for accounting policy information regarding warranties and deferred revenue related to furniture protection plans for the Acquisition.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
On June 1, 2017, the Company completed the acquisition of Valspar for a total purchase price of $8.9 billion. On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. In April 2016, the Company entered into a $7.3 billion bridge credit agreement (Bridge Loan) and a $2.0 billion term loan credit agreement (Term Loan) as committed financing for the Acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
The Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note 3 for a table detailing the Acquisition preliminary opening balance sheet. Net working capital decreased $156.6 million at June 30, 2017 compared to the end of the second quarter of 2016 due to a significant increase in current liabilities partially offset by a significant increase in current assets primarily due to the Acquisition. Cash and cash equivalents decreased $192.6 million while current portion of long-term debt increased $698.9 million resulting from 1.35% senior notes becoming due in 2017. In the first six months of 2017, cash and cash equivalents decreased $679.7 million, accounts receivable increased $1.147 billion and inventories increased $786.6 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $749.0 million and other accruals increased $320.0 million, primarily due to Acquisition cost accruals. Short-term borrowings increased $11.2 million. Accrued taxes increased $244.1 million and compensation and taxes withheld liabilities decreased $2.2 million both primarily due to timing of payments. Total debt at June 30, 2017 increased $9.534 billion to $11.504 billion from $1.971 billion at June 30, 2016 and increased as a percentage of total capitalization to 82.8 percent from 61.3 percent at the end of the second quarter last year. Total debt increased $9.552 billion from December 31, 2016 and increased as a percentage of total capitalization from 51.0 percent to 82.8 percent. At June 30, 2017, the Company had remaining short-term borrowing ability of $1.820 billion. Net operating cash improved $76.2 million in the first six months of 2017 to a cash source of $586.1 million from a cash source of $510.0 million in 2016. In the twelve month period from July 1, 2016 through June 30, 2017, the Company generated net operating cash of $1.385 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $679.7 million during the first six months of 2017. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $83.6 million, and payments of cash dividends of $158.9 million. At June 30, 2017, the Company’s current ratio was 1.17 compared to 1.28 at December 31, 2016 and 1.33 a year ago.

Goodwill and intangible assets increased $11.799 billion from December 31, 2016 and increased $11.789 billion from June 30, 2016. The net increase during the first six months of 2017 was primarily due to the Acquisition and capitalized software additions of $11.838 billion and $6.0 million, respectively, partially offset by amortization of $35.1 million and foreign currency translation of $9.9 million. The net increase over the twelve month period from June 30, 2016 was primarily due to the Acquisition and capitalized software additions of $11.839 billion and $27.3 million, respectively, partially offset by amortization of $49.4 million, goodwill impairment of $10.7 million and foreign currency translation of $17.5 million. Based on the preliminary purchase accounting, goodwill of $4.6 billion and $1.5 billion was recognized in the Performance Coatings Group and the Consumer Brands Group, respectively. See Note 4, on pages 49 and 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning goodwill and intangible assets.
Deferred pension assets decreased $0.8 million during the first six months of 2017 and decreased $21.4 million from June 30, 2016. The decrease in the last twelve months was due to increased pension benefit obligations, primarily due to changes in actuarial assumptions, and a decrease in the fair value of plan assets. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s benefit plan assets.
Other assets at June 30, 2017 increased $146.2 million in the first six months of 2017 and increased $96.5 million from a year ago primarily due to the reclass of current deferred tax assets to non-current due to the adoption of ASU No. 2015-17. See Note 2.
Net property, plant and equipment increased $794.0 million in the first six months of 2017 and increased $817.7 million in the twelve months since June 30, 2016. The increase in the first six months was primarily due to acquired property plant and equipment of $824.8 million, capital expenditures of $83.6 million and changes in currency translation rates of $18.1 million, partially offset by depreciation expense of $95.0 million and sale or disposition of fixed assets of $37.6 million. Since June 30, 2016, acquired property plant and equipment of $824.8 million, capital expenditures of $208.6 million and changes in currency translation rates of $8.5 million were partially offset by depreciation expense of $180.3 million and sale or disposition of fixed assets of $43.7 million. Capital expenditures during the first six months of 2017 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative Segment.
On June 2, 2017 the Company closed its previously announced exchange offers and consent solicitations (collectively, the "Exchange Offer") for the outstanding senior notes of Valspar. Pursuant to the Exchange Offer, the Company issued an aggregate principal amount of approximately $1.478 billion (collectively the "Exchange Notes"). On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. As previously disclosed, the interest rate locks entered into in 2016 settled in March 2017 resulting in a pretax gain of $87.6 million recognized in Cumulative other comprehensive loss. This gain is being amortized from Cumulative other comprehensive loss to a reduction of interest expense over the terms of the New Notes. For the three months ended June 30, 2017, the amortization of the unrealized gain reduced interest expense by $1.0 million. The Company expects to amortize unrealized gains of $8.3 million from Cumulative other comprehensive loss to Interest expense during the next twelve months. In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan.
In May 2016 and subsequently amended in 2017, the Company entered into a five-year $500.0 million credit agreement. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at June 30, 2017. See Note 7, on pages 60 and 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s debt.
At June 30, 2017, there were no borrowings outstanding under the commercial paper program, and short-term borrowings under the Company's global five-year $1.350 billion credit agreement were $30.2 million with a weighted average interest rate of 1.4 percent. Short-term borrowings under various other foreign programs were $21.7 million with a weighted average interest rate of 9.7 percent. The Company had unused capacity of $1.320 billion at June 30, 2017 under the credit agreement.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2016 and June 30, 2016. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at June 30, 2017 increased $2.394 billion in the first six months of 2017 and increased $2.336 billion from a year ago primarily due to increased deferred tax liabilities as a result of the Acquisition.

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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2017. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2017. See Note 9 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $11.2 million to $51.9 million at June 30, 2017 from $40.7 million at December 31, 2016. Total long-term debt increased $9.541 billion to $11.452 billion at June 30, 2017 from $1.912 billion at December 31, 2016, and increased $9.541 billion from $1.911 billion at June 30, 2016.
On June 1, 2017, the Company completed the Acquisition. As of December 31, 2016, Valspar had marketing commitments and operating leases of $199.3 million and $128.6 million, respectively. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter of 2017 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Changes to the Company’s accrual for product warranty claims in the first six months of 2017 are disclosed in Note 6.
Litigation
See Note 10 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $512.8 million to $2.391 billion at June 30, 2017 from $1.878 billion at December 31, 2016 and increased $1.145 billion from $1.247 billion at June 30, 2016. The increase in Shareholders’ equity for the first six months of 2017 resulted primarily from net income of $558.3 million, an increase in Other capital of $118.2 million resulting primarily from stock option exercises, and a decrease in Cumulative other comprehensive loss of $21.1 million, partially offset by cash dividends paid on common stock of $158.9 million. Since June 30, 2016, net income of $1.148 billion, an increase in Other capital of $194.2 million, and a decrease in Cumulative other comprehensive loss of $142.9 million more than offset cash dividends paid on common stock of $315.3 million in twelve months. During the first six months of 2017 and fiscal year 2016, the Company did not purchase any shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2017 to purchase 11.65 million shares of its common stock. In February 2017, the Board of Directors increased the quarterly cash dividend from $.84 per common share to $.85 per common share. This quarterly dividend will result in an annual dividend for 2017 of $3.40 per common share or a 28.4 percent payout of 2016 diluted net income per common share.
Cash Flow
Net operating cash improved $76.2 million in the first six months of 2017 to a cash source of $586.1 million from a cash source of $510.0 million in 2016 primarily due to cash generated from increased net income from continuing operations and cash received of $87.6 million for the settlement of the interest rate lock agreements. Net investing cash usage increased $8.715 billion in the first six months of 2017 to a usage of $8.864 billion from a usage of $149.0 million in 2016 primarily due to the completion of the Acquisition. Net financing cash sources increased $7.775 billion to a source of $7.604 billion in the first six months of 2017 from a usage of $170.9 million in 2016 primarily due to proceeds from long-term debt (see Note 16). In the twelve month period from July 1, 2016 through June 30, 2017, the Company generated net operating cash of $1.385 billion, used $9.019 billion in investing activities and generated $7.467 billion in financing activities.

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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that upon close of the Acquisition, the Company’s leverage ratio is not to exceed 5.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the combined companies for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2017, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 60 and 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the second quarter:

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net Sales:
The Americas Group	$2,437,655	$2,241,566	8.7%	$4,389,401	$3,982,060	10.2%
Consumer Brands Group	536,441	462,473	16.0%	859,807	827,093	4.0%
Performance Coatings Group	761,094	514,198	48.0%	1,245,548	981,830	26.9%
Administrative	627	1,288	-51.3%	2,448	2,566	-4.6%
Total	$3,735,817	$3,219,525	16.0%	$6,497,204	$5,793,549	12.1%

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Income Before Income Taxes:
The Americas Group	$532,687	$499,347	6.7%	$837,911	$751,953	11.4%
Consumer Brands Group	76,064	103,157	-26.3%	131,978	163,030	-19.0%
Performance Coatings Group	62,345	70,377	-11.4%	119,457	123,050	-2.9%
Administrative	(162,093)	(133,667)	-21.3%	(273,738)	(282,454)	3.1%
Total	$509,003	$539,214	-5.6%	$815,608	$755,579	7.9%
Consolidated net sales increased in the second quarter and first six months of 2017 due primarily to the addition of Valspar sales for the month of June and higher paint sales volume in The Americas Group and Performance Coatings Group. The previously announced change in revenue classification increased consolidated net sales 2.2 percent in both the quarter and six months. This prospective change primarily impacts The Americas and Performance Coatings Groups. This change had no impact on operating profit, but reduced the operating margins of the affected Groups. Currency translation rate changes did not have a material impact on consolidated net sales in the quarter and six months.
Net sales of all consolidated foreign subsidiaries were up 32.7 percent to $603.3 million in the quarter and up 19.5 percent to $1.022 billion in the first six months versus $454.5 million and $855.2 million in the same periods last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter and six months was due primarily to the addition of Valspar sales for the month of June. Net sales of all operations other than consolidated foreign subsidiaries were up 13.3 percent to $3.132 billion in the quarter and up 10.9 percent to $5.475 billion in the first six months as compared to $2.765 billion and $4.938 billion in the same periods last year.
Net sales in The Americas Group increased in the second quarter and first six months due primarily to higher architectural paint sales volume, the impact of the change in revenue classification and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada, excluding the change in revenue classification, increased 4.9 percent in the quarter and increased 6.0 percent in the first six months compared to last year’s comparable periods. Sales of non-paint products, excluding the change in revenue classification, increased by 11.0 percent over last year's second quarter and increased by 9.5 percent over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group increased in the second quarter and first six months primarily due to the inclusion of Valspar sales for the month of June, partially offset by lower volume sales to most of the Group’s retail and commercial customers. Valspar sales increased the Consumer Brands Group's Net sales by 27.9% and 15.6% in the quarter and six months, respectively. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the second quarter and first six months due primarily to one month of Valspar sales and higher paint sales volume and selling price increases. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the second quarter and first six months.
Consolidated gross profit increased $101.2 million in the second quarter and increased $182.6 million in the first six months of 2017 compared to the same periods in 2016 primarily due to one month of Valspar sales and increased paint sales volume partially offset by inventory step-up amortization related to the Acquisition and higher raw material costs. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter of 2017 to 46.5 percent compared to 2016 at 50.8 percent and decreased in the first six months to 47.4 percent from 50.0 percent due primarily to inventory step-up amortization related to the Acquisition, the impact of the change in revenue classification and higher raw material costs partially offset by increased paint volume.
The Americas Group’s gross profit was higher than last year by $61.3 million in the second quarter and was higher than last year by $148.7 million in the first six months due to higher paint sales volume. The Americas Group’s gross profit margins decreased in the quarter and first six months, primarily due to the impact of the change in revenue classification and increased raw material costs only partially offset by increased paint sales volume. The Consumer Brands Group’s gross profit decreased by $7.7 million in the quarter and decreased by $18.2 million in the first six months compared to the same periods last year primarily due to inventory step-up amortization related to the Acquisition, increased raw material costs, and lower volume sales to most of the Group’s retail and commercial customers partially offset by the inclusion of Valspar sales for the month of June. The Consumer Brands Group’s gross profit margins were down as a percent of sales in the quarter and first six months compared to the same periods last year for those same reasons. The Performance Coatings Group’s gross profit increased $45.8 million in the second quarter and increased $52.8 million in the first six months compared to the same periods last year, when stated in U.S. dollars, primarily due to the inclusion of Valspar sales for the month of June, selling price increases and higher sales volume partially offset by inventory step-up amortization related to the Acquisition and higher raw material costs. The Performance Coatings Group’s gross profit margins were down as a percent of sales in the quarter and first six months compared to the same periods last year primarily due to Acquisition-related purchase accounting adjustments to inventory and higher raw material costs partially offset by price increases. The Administrative segment’s gross profit increased by $1.8 million in the second quarter and decreased by $0.7 million compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $97.0 million in the second quarter and increased $110.5 million in the first six months of 2017 versus last year due primarily to the inclusion of Valspar for the month of June, increased expenses to support higher sales levels and net new store openings. In the second quarter of 2017, expenses associated with the Acquisition were 95.8 million compared to $4.5 million in 2016. As a percent of sales, consolidated SG&A decreased to 30.7 percent in the quarter and decreased to 33.2 percent in the first six months of 2017 from 32.6 percent in the second quarter and 35.3 percent in the first six months of 2016 primarily due to the impact from Valspar operations in June which helped reduce these ratios.
The Americas Group’s SG&A increased $29.3 million in the second quarter and increased $66.3 million in the first six months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased $15.3 million in the quarter and increased $9.2 million in the first six months compared to the same periods last year primarily due to the impact from Valspar operations in June partially offset by good expense control. The Performance Coatings Group’s SG&A increased $34.7 million in the quarter and increased $38.1 million in the first six months primarily due to the impact from Valspar operations in June. The Administrative segment’s SG&A increased $17.7 million in the second quarter and decreased $3.2 million in the first six months primarily due to increased costs associated with the Acquisition in the quarter.
Amortization expense increased $23.3 million in the second quarter and increased $23.7 million in the first six months of 2017 versus 2016 primarily due to amortization of Acquisition-related purchase accounting intangibles adjustment.

Interest expense increased $15.9 million in the second quarter and increased $15.8 million in the first six months of 2017 versus 2016 due to the Acquisition-related debt incurred.
Other general expense—net decreased $1.0 million in the second quarter and decreased $18.2 million in the first six months primarily due to decreased provisions for environmental expenses in the Administrative segment.
Other expense (income) —net improved $1.7 million in the second quarter and improved $6.3 million in the first six months as compared to 2016 primarily due to favorable foreign currency transaction related gains in both the Performance Coatings and The Americas Groups in 2017.
Consolidated income from continuing operations before income taxes decreased $30.2 million in the second quarter, primarily due to Acquisition-related costs, inventory purchase accounting adjustment amortization and increased amortization of intangibles partially offset higher segment profits in The Americas Group. Consolidated income from continuing operations before income taxes increased $60.0 million in the first six months primarily due to higher segment profits in The Americas Group partially offset by Acquisition-related costs, inventory purchase accounting adjustment amortization and increased amortization of intangibles.
The effective tax rate for income from continuing operations for the second quarter and first six months of 2017 was 29.1 percent and 26.5 percent compared to 29.9 percent and 28.1 percent in 2016. The decrease in the effective tax rate for the second quarter and six months of 2017 compared to 2016 was primarily due to the impact of the Acquisition. Excluding the impact of the Acquisition, the effective income tax rate was 28.2 percent and 30.3 percent for the second quarter of 2017 and 2016, respectively, and 26.2 percent and 29.0 percent for the first six months of 2017 and 2016, respectively.
Diluted net income per common share in the quarter decreased to $3.36 per share from $3.99 per share in 2016. Diluted net income per common share in six months increased to $5.90 per share from $5.76 per share in 2016. Diluted net income per common share from continuing operations (excluding the $.44 per share charge related to the divestiture) in the quarter and six months was $3.80 and $6.34 per share, respectively. Second quarter and six months 2017 diluted net income per common share include a $.72 and $.80 per share charge, respectively, from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles. Second quarter and six months 2016 diluted net income per common share included a $.16 and $.40 per share charge from Acquisition costs, respectively. Currency translation rate changes did not have a significant impact on diluted net income per common share in the quarter and six months.
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

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income from continuing operations	$360,651	$378,064	$599,803	$542,940
Interest expense	56,729	40,878	82,424	66,610
Income taxes	148,352	161,150	215,805	212,639
Depreciation	50,370	43,829	94,965	86,724
Amortization	28,918	5,584	35,088	11,366
EBITDA from continuing operations	645,020	629,505	1,028,085	920,279
Valspar EBITDA *	(9,494)	(4,479)	(16,952)	(35,623)
EBITDA from continuing operations without Valspar	$654,514	$633,984	$1,045,037	$955,902

* Valspar EBITDA for 2017 includes June 2017 Valspar operations, purchase accounting items and acquisition costs. Valspar EBITDA for 2016 includes acquisition costs only.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "believe," "expect," "may," "will," "should," "project," "could," "plan," "goal," "potential," "seek," "intend" or "anticipate" or the negative thereof or comparable terminology.
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	general business conditions, strengths of retail and manufacturing economies and the growth in the coatings industry;

•	our ability to successfully integrate past and future acquisitions into our existing operations, including Valspar, as well as the performance of the businesses acquired;

•	risks inherent in the achievement of anticipated cost synergies resulting from the acquisition of Valspar and the timing thereof ;

•	competitive factors, including pricing pressures and product innovation and quality;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to attain cost savings from productivity initiatives;

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
Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. We acquired The Valspar Corporation, or Valspar, on June 1, 2017 and have not yet included Valspar in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Valspar. For the second quarter 2017, Valspar accounted for $381.0 million of our total net sales and as of June 30, 2017 had total assets of $14.2 billion.

Except as described in the preceding paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The information below includes additional risks relating to our acquisition of The Valspar Corporation, or Valspar, which was consummated on June 1, 2017. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of Valspar.
The benefits that are expected to result from the acquisition of Valspar will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Valspar. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Valspar. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Valspar. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
Even if we are able to integrate Valspar successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Valspar. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the businesses.
We incurred a substantial amount of debt to complete the acquisition of Valspar. To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.
At June 30, 2017, we had total debt of approximately $11.5 billion,which is an increase of $9.6 billion since March 31, 2017, including indebtedness incurred to complete the acquisition of Valspar. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)				11,650,000
Employee transactions (2)	926	$323.63		N/A

May 1 - May 31

June 1 - June 30
Employee transactions (2)	9,014	335.86		N/A
Total
Share repurchase program (1)				11,650,000
Employee transactions (2)	9,940	$334.72		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at June 30, 2017 to purchase 11,650,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the six months ended June 30, 2017, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

4.1
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

4.2
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

4.3
Third Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.4
Fourth Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.5
Fifth Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.6
Sixth Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.7
Seventh Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.8
Eighth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.9
Ninth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.10
Tenth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.11
Eleventh Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.12
Twelfth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

10.1
Registration Rights Agreement, dated June 2, 2017, by and among the Company, as issuer, and each of Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as dealer managers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

10.2*	Retention Agreement, dated June 12, 2017, between the Company and Catherine M. Kilbane (filed herewith).

10.3*
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

THE SHERWIN-WILLIAMS COMPANY

July 26, 2017	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President,
Corporate Controller and Assistant Secretary

July 26, 2017	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President,
Finance and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
4.1
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

4.2
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

4.3
Third Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.4
Fourth Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.5
Fifth Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.6
Sixth Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.7
Seventh Supplemental Indenture, dated May 16, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.8
Eighth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.9
Ninth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.10
Tenth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.11
Eleventh Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

4.12
Twelfth Supplemental Indenture, dated June 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

10.1
Registration Rights Agreement, dated June 2, 2017, by and among the Company, as issuer, and each of Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as dealer managers, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 5, 2017, and incorporated herein by reference.

10.2*	Retention Agreement, dated June 12, 2017, between the Company and Catherine M. Kilbane (filed herewith).

10.3*
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