Form 10-Q
period 2017-09-30
SHERWIN WILLIAMS CO
filed 2017-10-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2017
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

Common Stock, $1.00 Par Value – 93,513,916 shares as of September 30, 2017.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5. Other Information	36
Item 6. Exhibits	37

SIGNATURES	38
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-10.1
EX-10.2
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$4,507,020	$3,279,462	$11,004,224	$9,073,011
Cost of goods sold	2,604,878	1,643,037	6,021,752	4,538,840
Gross profit	1,902,142	1,636,425	4,982,472	4,534,171
Percent to net sales	42.2%	49.9%	45.3%	50.0%
Selling, general and administrative expenses	1,306,121	1,050,081	3,461,788	3,095,250
Percent to net sales	29.0%	32.0%	31.5%	34.1%
Other general expense - net	4,109	813	6,160	21,100
Amortization	83,711	8,183	118,799	19,549
Interest expense	91,593	44,100	174,017	110,710
Interest and net investment income	(2,448)	(1,647)	(6,819)	(3,086)
Other income - net	(8,666)	(725)	(14,803)	(551)
Income from continuing operations before income taxes	427,722	535,620	1,243,330	1,291,199
Income taxes	111,116	148,887	326,921	361,526
Net income from continuing operations	316,606	386,733	916,409	929,673

Loss from discontinued operations (see Note 3)
Income taxes			41,540
Net loss from discontinued operations	—	—	(41,540)	—

Net income	$316,606	$386,733	$874,869	$929,673

Basic net income per common share
Continuing operations	$3.40	$4.20	$9.88	$10.13
Discontinued operations	—		(.45)
Net income per common share	$3.40	$4.20	$9.43	$10.13

Diluted net income per common share
Continuing operations	$3.33	$4.08	$9.67	$9.85
Discontinued operations	—		(.44)
Net income per common share	$3.33	$4.08	$9.23	$9.85

Average shares outstanding - basic	92,988,118	91,992,854	92,793,275	91,752,482
Average shares and equivalents outstanding - diluted	95,207,884	94,771,807	94,817,669	94,421,190
Comprehensive income	$383,541	$390,601	$962,919	$858,547
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2017	December 31, 2016	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$207,937	$889,793	$702,569
Accounts receivable, less allowance	2,426,222	1,230,987	1,458,073
Inventories:
Finished goods	1,333,798	898,627	947,059
Work in process and raw materials	370,415	169,699	165,453
	1,704,213	1,068,326	1,112,512
Deferred income taxes		57,162	148,550
Other current assets	345,532	381,030	286,527
Total current assets	4,683,904	3,627,298	3,708,231
Goodwill	6,915,028	1,126,892	1,144,738
Intangible assets	6,471,527	255,010	255,159
Deferred pension assets	224,330	225,529	246,051
Other assets	589,319	421,904	479,670
Property, plant and equipment:
Land	252,832	115,555	118,170
Buildings	992,862	714,815	709,640
Machinery and equipment	2,642,019	2,153,437	2,118,049
Construction in progress	149,927	117,126	111,252
	4,037,640	3,100,933	3,057,111
Less allowances for depreciation	2,142,091	2,005,045	1,973,189
	1,895,549	1,095,888	1,083,922
Total Assets	$20,779,657	$6,752,521	$6,917,771

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$164,133	$40,739	$50,325
Accounts payable	1,832,434	1,034,608	1,224,358
Compensation and taxes withheld	500,977	398,045	379,887
Accrued taxes	280,854	76,765	145,167
Current portion of long-term debt	701,419	700,475	1,679
Other accruals	891,844	578,547	714,391
Total current liabilities	4,371,661	2,829,179	2,515,807
Long-term debt	10,083,828	1,211,326	1,909,713
Postretirement benefits other than pensions	262,543	250,397	253,457
Deferred income taxes	2,611,065	73,833	132,327
Other long-term liabilities	709,571	509,345	508,684
Shareholders’ equity:
Common stock—$1.00 par value:
93,513,916, 93,013,031 and 92,907,741 shares outstanding
at September 30, 2017, December 31, 2016 and September 30, 2016, respectively	117,189	116,563	116,457
Other capital	2,654,176	2,488,564	2,451,196
Retained earnings	4,685,313	4,049,497	3,924,686
Treasury stock, at cost	(4,263,388)	(4,235,832)	(4,236,335)
Cumulative other comprehensive loss	(452,301)	(540,351)	(658,221)
Total shareholders' equity	2,740,989	1,878,441	1,597,783
Total Liabilities and Shareholders’ Equity	$20,779,657	$6,752,521	$6,917,771

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES
Net income	$874,869	$929,673
Adjustments to reconcile net income to net operating cash:
Loss from discontinued operations	41,540
Depreciation	162,214	128,313
Amortization of intangible assets	118,799	19,549
Amortization of inventory step-up	114,025
Stock-based compensation expense	59,146	48,115
Amortization of credit facility and debt issuance costs	5,969	44,823
Provisions for qualified exit costs	32,416	1,541
Provisions for environmental-related matters	5,812	21,219
Defined benefit pension plans net cost	15,246	12,550
Net change in postretirement liability	(7,422)	961
Other	93	8,448
Change in working capital accounts - net	(163,513)	(241,619)
Costs incurred for environmental-related matters	(8,254)	(8,825)
Costs incurred for qualified exit costs	(26,925)	(5,074)
Other	34,817	6,860
Net operating cash	1,258,832	966,534

INVESTING ACTIVITIES
Capital expenditures	(143,406)	(173,101)
Acquisitions of businesses, net of cash acquired and divestiture (see Note 3)	(8,810,314)
Proceeds from sale of assets	39,528	5,545
Decrease (increase) in other investments	3,499	(69,143)
Net investing cash	(8,910,693)	(236,699)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(113,942)	6,547
Proceeds from long-term debt	8,269,930	500
Payments of long-term debt	(951,253)	(1,150)
Payments for credit facility and debt issuance costs	(49,022)	(61,433)
Payments of cash dividends	(239,016)	(233,863)
Proceeds from stock options exercised	93,791	66,337
Other	(20,434)	(12,644)
Net financing cash	6,990,054	(235,706)

Effect of exchange rate changes on cash	(20,049)	2,696
Net (decrease) increase in cash and cash equivalents	(681,856)	496,825
Cash and cash equivalents at beginning of year	889,793	205,744
Cash and cash equivalents at end of period	$207,937	$702,569

Income taxes paid	$403,495	$314,663
Interest paid	88,776	115,370

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2017 and 2016
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
There have been no significant changes in critical accounting policies since December 31, 2016. Accounting estimates were revised as necessary during the first nine months of 2017 based on new information and changes in facts and circumstances. Certain amounts in the 2016 condensed consolidated financial statements have been reclassified to conform to the 2017 presentation. See Note 14 for information on the changes in the Company's reportable segments.
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
The consolidated results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which consists of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company expects to adopt the standard using the modified retrospective method. The Company is nearing completion of its determination of the expanded disclosures regarding revenue, as well as potential impacts on timing of recognition in some arrangements with variable consideration or contracts for the sale of goods or services. In addition, the Company has made progress with developing plans for enhancements to its information systems and internal controls in response to the new rule requirements.
NOTE 3—ACQUISITIONS
On June 1, 2017, the Company completed the acquisition of Valspar at $113 per share in an all cash transaction for a total purchase price of $8.9 billion, net of divestiture proceeds of $431.0 million. As previously disclosed, on April 11, 2017, the Company and Valspar entered into a definitive agreement with Axalta Coating Systems Ltd. to divest the assets related to Valspar's North American industrial wood coatings business. The divestiture was also completed on June 1, 2017, and is reported as a discontinued operation with no pre-tax gain or loss but includes the tax expense effect of this separate transaction. Proceeds of $431.0 million were received for the divested assets sold. The divestiture resulted in a tax provision of $41.5 million, which reduced basic and diluted net income per common share for the nine months ended September 30, 2017 by $.45 and $.44, respectively. The Valspar acquisition expands the Company's diversified array of brands and technologies, expands its global platform and adds new capabilities in its packaging and coil businesses.
The preliminary allocation of the fair value of the Valspar acquisition is summarized in the table below. Allocations are based on the acquisition method of accounting and in-process third-party valuation appraisals. The allocation of the fair value will be finalized within the allowable measurement period.

(Millions of dollars)

Cash	$129.1
Accounts receivable	817.5
Inventories	688.9
Indefinite-lived trademarks	1,284.7
Finite-lived intangible assets	5,034.7
Goodwill	5,753.4
Property, plant and equipment	813.5
All other assets	254.8
Accounts payable	(553.2)
Long-term debt	(1,603.5)
Deferred taxes	(2,599.8)
All other liabilities	(1,080.7)
Total	$8,939.4
Total, net of cash	$8,810.3
Finite-lived intangible assets include customer relationships of $3.0 billion and intellectual property and technology of $2.0 billion, which are being amortized over weighted average amortization periods ranging from 15 to 20 years. Based on the preliminary purchase accounting, goodwill of $3.0 billion, $1.7 billion and $1.0 billion was recorded in Performance Coatings, Consumer Brands and The Americas Groups, respectively, and relates primarily to expected synergies.
The Company's Net sales and Income from continuing operations for the three and nine months ended September 30, 2017 include sales of $1.075 billion and $1.456 billion, respectively, and a profit before tax of $66.8 million and $80.9 million related to the Valspar acquisition. Net income from continuing operations for the three and nine months ended September 30, 2017 includes approximately $78.0 million and $100.9 million of intangibles amortization expense, respectively, and $78.6 million and $114.8 million of inventory step-up amortization included in cost of sales, respectively. During the nine months ended September 30, 2017 and 2016, the Company incurred transaction and integration related SG&A expense of $59.7 million and $49.2 million, respectively, and interest expense of $112.2 million and $49.9 million, respectively, related to the acquisition of Valspar.
The following pro forma information presents consolidated financial information as if Valspar had been acquired at the beginning of 2016. Pro forma adjustments have been made to exclude Valspar's North American industrial wood coatings business results and certain transaction and integration costs from all periods presented. Interest expense has been adjusted as though total debt outstanding at June 1, 2017 had been outstanding at January 1, 2016. Each quarter presented includes intangible amortization expense of approximately $78.0 million resulting from the preliminary purchase accounting. The full $114.8 million of inventory step-up amortization resulting from the preliminary purchase accounting asset step-up has been included in the first quarter of 2016 to reflect the pro forma transaction date of January 1, 2016, and thus the inventory step-up amortization of $78.6 million and $114.8 million recorded in the three and nine months ended September 30, 2017, respectively, has been excluded. The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2016, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$4,507,020	$4,309,284	$12,655,349	$12,103,829
Net income from continuing operations	395,497	378,217	969,554	823,344
Net income per common share from continuing operations:
Basic	$4.25	$4.11	$10.45	$8.97
Diluted	$4.15	$3.99	$10.23	$8.72
NOTE 4—DIVIDENDS
Dividends paid on common stock for each of the first three quarters of 2017 and 2016 were $.85 per common share and $.84 per common share, respectively.

NOTE 5—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the nine months ended September 30, 2017 and 2016:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(501,277)	$(125,096)	$1,015	$85,007	$(540,351)
Amounts recognized in Other comprehensive loss (1)	119,274		1,513	(30,754)	90,033
Amounts reclassified from Other comprehensive loss (2)		794	(844)	(1,933)	(1,983)
Net change	119,274	794	669	(32,687)	88,050
Balance at September 30, 2017	$(382,003)	$(124,302)	$1,684	$52,320	$(452,301)

(1) Net of taxes of $(931) for unrealized net gains on available-for-sale securities and $18,895 for unrealized net losses on cash flow hedges.

(2) Net of taxes of $(299) for pension and other postretirement benefit adjustments, $518 for realized gains on the sale of available-for-sale securities and $1,188 for realized gains on cash flow hedges.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net (Losses) Gains on Available-for-Sale Securities	Unrealized Net Losses on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(482,629)	$(104,346)	$(120)		$(587,095)
Amounts recognized in Other comprehensive loss (3)	24,702		822	$(97,223)	(71,699)
Amounts reclassified from Other comprehensive loss (4)		474	99		573
Net change	24,702	474	921	(97,223)	(71,126)
Balance at September 30, 2016	$(457,927)	$(103,872)	$801	$(97,223)	$(658,221)

(3) Net of taxes of $(509) for unrealized net gains on available-for-sale securities and $60,093 for unrealized net losses on cash flow hedges.
(4) Net of taxes of $10 for pension and other postretirement benefit adjustments and $(61) for realized losses on the sale of available-for-sale securities.
NOTE 6—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2017 and 2016, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2017	2016
Balance at January 1	$34,419	$31,878
Charges to expense	27,802	25,391
Settlements	(41,408)	(25,330)
Acquisition	107,321
Balance at September 30	$128,134	$31,939
Warranty accruals of $107.3 million were acquired in connection with the Valspar acquisition. This amount includes warranties for certain products under extended furniture protection plans. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life.
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
In the nine months ended September 30, 2017, five stores in The Americas Group and two branches in the Performance Coatings Group were closed due to lower demand or redundancy. Accruals for exit or disposal activities of $4.5 million were acquired in connection with the Valspar acquisition. The Company is currently evaluating all legacy operations in response to the Valspar acquisition in order to optimize restructured operations. These acquisition-related restructuring charges to date are recorded in the Administrative segment as presented in the table below in 2017.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2017:

(Thousands of dollars)
Exit Plan	Balance at December 31, 2016	Acquired Balances	Provisions in Cost of Goods Sold or SG&A	Actual Expenditures Charged to Accrual	Balance at September 30, 2017
Administrative segment acquisition-related restructuring in 2017:
Severance and related costs		$3,303	$25,397	$(20,784)	$7,916
Other qualified exit costs		1,153	3,941	(980)	4,114
Consumer Brands Group facilities shutdown in 2016:
Severance and related costs	$907		2,934	(3,756)	85
Performance Coatings Group stores shutdown in 2016:
Severance and related costs	136			(136)
Other qualified exit costs	269		97	(211)	155
The Americas Group stores shutdown in 2015:
Other qualified exit costs	195		22	(217)
Performance Coatings Group stores shutdown in 2015:
Other qualified exit costs	433		25	(448)	10
Severance and other qualified exit costs for facilities shutdown prior to 2015	1,908			(393)	1,515
Totals	$3,848	$4,456	$32,416	$(26,925)	$13,795
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

NOTE 8—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2017	2016	2017	2016	2017	2016
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$5,356	$5,741	$2,052	$955	$524	$562
Interest cost	8,734	6,587	2,240	1,788	2,755	2,752
Expected return on assets	(13,351)	(12,514)	(2,488)	(1,581)
Amortization of:
Prior service cost (credit)	341	302			(1,645)	(1,645)
Actuarial loss	1,334	1,094	474	230	8
Net periodic benefit cost	$2,414	$1,210	$2,278	$1,392	$1,642	$1,669

Nine Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$16,128	$16,719	$6,257	$3,494	$1,538	$1,684
Interest cost	22,335	19,873	5,742	5,949	7,991	8,257
Expected return on assets	(34,959)	(37,648)	(6,260)	(5,273)
Amortization of:
Prior service cost (credit)	1,022	904			(4,935)	(4,935)
Actuarial loss	4,657	3,399	324	1,095	24
Settlement (gain) loss				4,038	(9,332)
Net periodic benefit cost (credit)	$9,183	$3,247	$6,063	$9,303	$(4,714)	$5,006
The Company acquired new benefit plans in each category above as a result of the Valspar acquisition. The costs (credits) for these plans subsequent to the acquisition date are included in the tables above and are not significant.
The settlement gain recognized in the nine months ended September 30, 2017 relates to the termination of a life insurance benefit plan during the second quarter. The settlement loss recognized in the nine months ended September 30, 2016 relates to the wind up of an acquired Canada plan. For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 9—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2017, the unaccrued maximum of the estimated range of possible outcomes is $84.8 million higher than the minimum.
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

Included in Other long-term liabilities at September 30, 2017 and 2016 were accruals for extended environmental-related activities of $162.9 million and $143.9 million, respectively. Estimated costs of current investigation and remediation activities of $32.6 million and $22.5 million are included in Other accruals at September 30, 2017 and 2016, respectively. Other accruals in the second quarter of 2017 increased $12.6 million due to environmental-related liabilities the Company assumed as a part of the preliminary opening balance sheet of Valspar and is subject to measurement period adjustments.
Three of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2017. At September 30, 2017, $151.3 million, or 77.4 percent of the total accrual, related directly to these three sites. In the aggregate unaccrued maximum of $84.8 million at September 30, 2017, $70.8 million, or 83.5 percent, related to the three manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, the Cities of Oakland and San Diego and the City and County of San Francisco. The Fourth Amended Complaint asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment. On February 18, 2014, the Company filed a motion for new trial and a motion to vacate the judgment. The court denied these motions on March 24, 2014. On March 28, 2014, the Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. The filing of the notice of appeal effects an automatic stay of the judgment without the requirement to post a bond. Oral argument before the Sixth District Court of Appeal was held on August 24, 2017. The Company is awaiting the Sixth District Court of Appeal's decision, which is expected to be issued within 90 days of oral argument. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence. The Company has had a favorable history with respect to lead pigment and lead-based paint litigation, particularly other public nuisance litigation, and accordingly, the Company believes that it is not probable that a loss has occurred and it is not possible to estimate the range of potential loss with respect to the case.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. The case is currently pending in the District Court. Three cases also currently pending in the United States District Court for the Eastern District of Wisconsin (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) are being prepared for dispositive motions, and if necessary, trial, although no trial dates have been set by the District Court. In Maniya Allen, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, cases involving eight of the 167 plaintiffs have been selected for discovery, although no trial dates have been set by the District Court.
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
NOTE 11—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provisions for environmental matters - net	$4,183	$683	$5,812	$21,219
(Gain) loss on sale or disposition of assets	(74)	130	348	(119)
Total	$4,109	$813	$6,160	$21,100
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
The (gain) loss on sale or disposition of assets represents net realized (gains) losses associated with the sale or disposal of fixed assets previously used in the conduct of the primary business of the Company.
Other income - net
Included in Other income - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend and royalty income	$(3,064)	$(1,346)	$(6,106)	$(3,511)
Net expense from banking activities	2,196	2,161	7,181	6,532
Foreign currency transaction related losses (gains)	571	3,779	(2,039)	7,288
Other income	(12,167)	(7,920)	(23,064)	(18,250)
Other expense	3,798	2,601	9,225	7,390
Total	$(8,666)	$(725)	$(14,803)	$(551)
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at September 30, 2017 and 2016.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.

NOTE 12—INCOME TAXES
The effective tax rate for income from continuing operations was 26.0 percent and 26.3 percent for the third quarter and first nine months of 2017, respectively, compared to 27.8 percent and 28.0 percent for the third quarter and first nine months of 2016, respectively. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. See Note 3. Excluding the impact of share-based payments, the effective tax rate was 27.8 percent and 31.0 percent for the third quarter and first nine months of 2017, respectively, compared to 29.9 percent and 31.2 percent for the third quarter and first nine months of 2016, respectively.
As of September 30, 2017, the Company's deferred income tax liability related to the preliminary purchase price accounting for Valspar was approximately $2.6 billion. This amount is preliminary and is subject to measurement period adjustments. Included in this amount are third quarter measurement period adjustments for $30.5 million valuation allowance related to foreign tax credits and $48.0 million of estimated tax payable on retained earnings of certain foreign subsidiaries expected to be repatriated by the Company.
At December 31, 2016, the Company had $32.8 million in unrecognized tax benefits, the recognition of which would have an effect of $27.7 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2016 was $2.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions. In the second quarter of 2017, the Company acquired $19.9 million of unrecognized tax benefits as a part of the preliminary opening balance sheet of Valspar and is subject to measurement period adjustments. During the third quarter of 2017, the Company recorded an additional $4.6 million of unrecognized tax benefits on the opening balance sheet of Valspar and is subject to measurement period adjustments.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2016, the Company had accrued $9.3 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2016 during the first nine months of 2017 with the exception of the unrecognized tax benefits recorded as a part of the acquisition of Valspar.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing refund claims that the Company filed for the 2010, 2011 and 2012 tax years and the 2014 and 2015 tax years of a Valspar subsidiary. During the second quarter of 2017, the IRS informed the Company that it will commence an audit of the 2014 and 2015 tax years by the end of 2017. As of September 30, 2017, the federal statute of limitations has not expired for the 2013, 2014 and 2015 tax years.
As of September 30, 2017, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2016. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2016.

NOTE 13—NET INCOME PER COMMON SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic
Average common shares outstanding	92,988,118	91,992,854	92,793,275	91,752,482
Net income
Continuing operations	$316,606	$386,733	$916,409	$929,673
Discontinued operations (2)	—	—	(41,540)	—
Net income	$316,606	$386,733	$874,869	$929,673
Basic net income per common share
Continuing operations	$3.40	$4.20	$9.88	$10.13
Discontinued operations (2)	—	—	(0.45)	—
Net income per common share	$3.40	$4.20	$9.43	$10.13

Diluted
Average common shares outstanding	92,988,118	91,992,854	92,793,275	91,752,482
Stock options and other contingently issuable shares (1)	2,106,912	2,218,617	1,942,845	2,109,359
Non-vested restricted stock grants	112,854	560,336	81,549	559,349
Average common shares outstanding assuming dilution	95,207,884	94,771,807	94,817,669	94,421,190
Net income
Continuing operations	$316,606	$386,733	$916,409	$929,673
Discontinued operations (2)	—	—	(41,540)	—
Net income	$316,606	$386,733	$874,869	$929,673
Diluted net income per common share
Continuing operations	$3.33	$4.08	$9.67	$9.85
Discontinued operations (2)	—	—	(0.44)	—
Net income per common share	$3.33	$4.08	$9.23	$9.85

(1)
Stock options and other contingently issuable shares excludes 26,859 shares due to their anti-dilutive effect for the three and nine months ended September 30, 2017. Stock options and other contingently issuable shares excludes 32,633 and 63,310 shares due to their anti-dilutive effect for the three and nine months ended September 30, 2016, respectively.

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

(Thousands of dollars)	Three Months Ended September 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,539,256	$723,341	$1,242,336	$2,087	$4,507,020
Intersegment transfers	1,184	860,181	4,709	(866,074)
Total net sales and intersegment transfers	$2,540,440	$1,583,522	$1,247,045	$(863,987)	$4,507,020

Segment profit	$525,577	$70,427	$59,615		$655,619
Interest expense				$(91,593)	(91,593)
Administrative expenses and other				(136,304)	(136,304)
Income from continuing operations before income taxes *	$525,577	$70,427	$59,615	$(227,897)	$427,722

* Income from continuing operations before income taxes for the Consumer Brands Group and Performance Coatings Group includes inventory step-up amortization of $35.0 million and $43.5 million, respectively, and intangibles amortization of $19.5 million and $58.4 million, respectively, based on the preliminary purchase accounting. Income from continuing operations before income taxes for the Administrative segment includes $28.0 million of acquisition-related expenses included in SG&A.

	Three Months Ended September 30, 2016
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,384,528	$398,222	$495,422	$1,290	$3,279,462
Intersegment transfers	10,348	760,594	2,954	(773,896)
Total net sales and intersegment transfers	$2,394,876	$1,158,816	$498,376	$(772,606)	$3,279,462

Segment profit	$519,283	$87,193	$68,023		$674,499
Interest expense				$(44,100)	(44,100)
Administrative expenses and other				(94,779)	(94,779)
Income from continuing operations before income taxes	$519,283	$87,193	$68,023	$(138,879)	$535,620

	Nine Months Ended September 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$6,928,657	$1,583,148	$2,487,884	$4,535	$11,004,224
Intersegment transfers	5,544	2,420,356	15,740	(2,441,640)
Total net sales and intersegment transfers	$6,934,201	$4,003,504	$2,503,624	$(2,437,105)	$11,004,224

Segment profit	$1,363,488	$202,405	$179,072		$1,744,965
Interest expense				$(174,017)	(174,017)
Administrative expenses and other				(327,618)	(327,618)
Income from continuing operations before income taxes **	$1,363,488	$202,405	$179,072	$(501,635)	$1,243,330

** Income from continuing operations before income taxes for the Consumer Brands Group and Performance Coatings Group includes inventory step-up amortization of $49.5 million and $65.3 million, respectively, and intangibles amortization of $25.3 million and $75.6 million, respectively, based on the preliminary purchase accounting. Income from continuing operations before income taxes for the Administrative segment includes $59.7 million of acquisition-related expenses included in SG&A.

	Nine Months Ended September 30, 2016
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$6,366,588	$1,225,315	$1,477,252	$3,856	$9,073,011
Intersegment transfers	29,001	2,138,180	10,935	(2,178,116)
Total net sales and intersegment transfers	$6,395,589	$3,363,495	$1,488,187	$(2,174,260)	$9,073,011

Segment profit	$1,271,236	$250,223	$191,073		$1,712,532
Interest expense				$(110,710)	(110,710)
Administrative expenses and other				(310,623)	(310,623)
Income from continuing operations before income taxes	$1,271,236	$250,223	$191,073	$(421,333)	$1,291,199
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
As of September 30, 2017, identifiable assets for The Americas Group, Consumer Brands Group, Performance Coatings Group and Administrative segments were $3.251 billion, $6.110 billion, $10.048 billion and $1.371 billion, respectively. These amounts include preliminary purchase accounting adjustments for Goodwill and Intangibles. The allocation of the fair value will be finalized within the allowable measurement period. As of September 30, 2016, identifiable assets for The Americas Group, Consumer Brands Group, Performance Coatings Group and Administrative segments were $2.333 billion, $2.082 billion, $867.8 million and $1.635 billion, respectively.
Net external sales and segment profit of all consolidated foreign subsidiaries were $964.6 million and $38.0 million, respectively, for the third quarter of 2017, and $439.6 million and $19.6 million, respectively, for the third quarter of 2016. Net external sales and segment profit of all consolidated foreign subsidiaries were $1.987 billion and $52.5 million, respectively, for the nine months of 2017, and $1.295 billion and $46.8 million, respectively, for the nine months of 2016. Long-lived assets of these subsidiaries totaled $1.725 billion and $504.4 million at September 30, 2017 and September 30, 2016, respectively. The increase in net external sales and long-lived assets is primarily due to the Valspar acquisition. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all periods presented.
NOTE 15—FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. The Company did not have any fair value measurements unrelated to purchase accounting for its non-financial assets and liabilities during the third quarter. Deferred compensation assets and liabilities of $23,830 were acquired in connection with the Valspar acquisition. See Note 3. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy:

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$57,952	$32,286	$25,666
Liabilities:
Deferred compensation plan liabilities (2)	$65,297	$65,297

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $54,034.

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

(Thousands of dollars)
	September 30, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,445,569	$9,734,890	$1,907,189	$2,003,093
Non-publicly traded debt	1,339,678	1,290,634	4,203	3,963
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
		$6,000,000
As previously disclosed, the interest rate locks entered into in 2016 settled in March 2017 resulting in a pretax gain of $87.6 million recognized in Cumulative other comprehensive loss. This gain is being amortized from Cumulative other comprehensive loss to a reduction of interest expense over the terms of the New Notes. For the three and nine months ended September 30, 2017, the amortization of the unrealized gain reduced interest expense by $2.1 million and $3.1 million, respectively.
In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Valspar acquisition. See Note 3. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. The Term Loan is pre-payable without penalty and carries a 5 year maturity with a variable interest rate of London Interbank Offered Rate plus an additional 1.25%. As of September 30, 2017, the term loan had an outstanding balance of $1.1 billion at an approximate interest rate of 2.49%.
In August 2017, the Company entered into a floating rate loan of €225.0 million and a fixed rate loan of €20.0 million. The floating rate loan agreement bears interest at the six-month Euro Interbank Offered Rate plus a margin. The fixed rate loan bears interest at 0.92%. The proceeds will be used for general corporate purposes, including repaying a portion of outstanding short-term borrowings. The loans mature on August 23, 2021.
In September 2017, the Company entered into a five-year letter of credit agreement with an aggregate availability of $250.0 million. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement on September 30, 2017.
During the first six months of 2017, the Company amended the five-year credit agreement entered into in May 2016 to increase the aggregate availability to $500.0 million. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at September 30, 2017.

NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $224.7 million and $245.7 million at September 30, 2017 and 2016, respectively. The liability for estimated future capital contributions to the investments was $166.3 million and $189.9 million at September 30, 2017 and 2016, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2017 primarily due to improved operating results in The Americas Group. Net working capital decreased $880.2 million at September 30, 2017 compared to the end of the third quarter of 2016 due to a significant increase in current liabilities partially offset by a significant increase in current assets primarily due to the acquisition of The Valspar Corporation (Valspar or the Acquisition) (see Note 3). Cash and cash equivalents decreased $494.6 million while current portion of long-term debt increased $699.7 million resulting from 1.35% senior notes becoming due in 2017. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash improved $292.3 million in the first nine months of 2017 to a cash source of $1.259 billion from a cash source of $966.5 million in 2016.
Consolidated net sales increased 37.4 percent in the third quarter of 2017 to $4.507 billion from $3.279 billion in the third quarter of 2016 and increased 21.3 percent in the first nine months of 2017 to $11.004 billion from $9.073 billion. The increase was due primarily to the Acquisition which increased sales 32.8 percent in the third quarter and 16.1 percent in the first nine months and strong paint sales volume in The Americas and Performance Coatings Group. The increase was partially offset by the impact of the hurricanes in Texas, Florida and the Caribbean in the third quarter of 2017 (collectively, the "Hurricanes") and a decrease in the Consumer Brands Group net sales. Consolidated gross profit as a percent of consolidated net sales decreased in the third quarter of 2017 to 42.2 percent compared to 49.9 percent in the third quarter of 2016 and decreased in the first nine months to 45.3 percent from 50.0 percent due primarily to the Acquisition and related purchase accounting fair value adjustments and higher raw material costs partially offset by increased paint volume. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 29.0 percent from 32.0 percent in the third quarter of 2016 and decreased to 31.5 percent from 34.1 percent in the first nine months primarily due to the impact from Valspar operations. Amortization expense increased just over $75.5 million in both the third quarter and first nine months of 2017 versus 2016 due primarily to the Acquisition and related purchase accounting fair value adjustments.
Interest expense increased $47.5 million and $63.3 million, respectively, in the third quarter and first nine months of 2017 versus 2016 primarily due to increased debt levels to fund the Acquisition. The effective tax rate for income from continuing operations was 26.0 percent and 26.3 percent for the third quarter and first nine months of 2017, respectively, compared to 27.8 percent and 28.0 percent for the third quarter and first nine months of 2016, respectively. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. Excluding the impact of share-based payments, the effective tax rate was 27.8 percent and 31.0 percent for the third quarter and first nine months of 2017, respectively, compared to 29.9 percent and 31.2 percent for the third quarter and first nine months of 2016, respectively. Diluted net income per common share in the quarter decreased to $3.33 per share from $4.08 per share in 2016. Diluted net income per common share in nine months decreased to $9.23 per share from $9.85 per share in 2016. Diluted net income per common share from continuing operations in the quarter and nine months was $3.33 and $9.67 per share, respectively. Third quarter and nine months 2017 diluted net income per common share included a $1.42 and $2.22 per share charge, respectively, from Acquisition related costs, inventory purchase accounting adjustments and increased amortization of intangibles. Third quarter and nine months 2016 diluted net income per common share included a $.24 and $.64 per share charge from Acquisition costs, respectively.

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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
On June 1, 2017, the Company completed the acquisition of Valspar for a total purchase price of $8.9 billion. On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively, the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. In April 2016, the Company entered into a $7.3 billion bridge credit agreement (Bridge Loan) and a $2.0 billion term loan credit agreement (Term Loan) as committed financing for the Acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
The Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note 3 for a table detailing the preliminary opening balance sheet. Net working capital decreased $880.2 million at September 30, 2017 compared to the end of the third quarter of 2016 due to a significant increase in current liabilities partially offset by a significant increase in current assets primarily due to the Acquisition. Cash and cash equivalents decreased $494.6 million while current portion of long-term debt increased $699.7 million resulting from 1.35% senior notes becoming due in 2017. In the first nine months of 2017, cash and cash equivalents decreased $681.9 million, accounts receivable increased $1.195 billion and inventories increased $635.9 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $797.8 million and other accruals increased $313.3 million, primarily due to Acquisition cost accruals. Short-term borrowings increased $123.4 million. Accrued taxes increased $204.1 million and compensation and taxes withheld liabilities increased $102.9 million both primarily due to timing of payments. Total debt at September 30, 2017 increased $8.988 billion to $10.949 billion from $1.962 billion at September 30, 2016 and increased as a percentage of total capitalization to 80.0 percent from 55.1 percent at the end of the third quarter last year. Total debt increased $8.997 billion from December 31, 2016 and increased as a percentage of total capitalization from 51.0 percent to 80.0 percent. At September 30, 2017, the Company had remaining short-term borrowing ability of $1.950 billion. Net operating cash improved $292.3 million in the first nine months of 2017 to a cash source of $1.259 billion from a cash source of $966.5 million in 2016. In the twelve month period from October 1, 2016 through September 30, 2017, the Company generated net operating cash of $1.601 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $681.9 million during the first nine months of 2017. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $143.4 million and payments of cash dividends of $239.0 million. At September 30, 2017, the Company’s current ratio was 1.07 compared to 1.28 at December 31, 2016 and 1.47 a year ago.

Goodwill and intangible assets increased $12.005 billion from December 31, 2016 and increased $11.987 billion from September 30, 2016. The net increase during the first nine months of 2017 was primarily due to the Acquisition of $12.073 billion, capitalized software additions of $10.9 million and foreign currency translation of $39.6 million, partially offset by amortization of $118.8 million. The net increase over the twelve month period from September 30, 2016 was primarily due to the Acquisition of $12.073 billion, capitalized software additions of $15.8 million and foreign currency translation of $32.3 million, partially offset by amortization of $124.9 million and goodwill impairment of $10.7 million. Based on the preliminary purchase accounting, goodwill of $1.0 billion, $1.7 billion and $3.0 billion was recognized in The Americas Group, Consumer Brands Group and Performance Coatings Group, respectively. See Note 4, on pages 49 and 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning goodwill and intangible assets.
Deferred pension assets decreased $1.2 million during the first nine months of 2017 and decreased $21.7 million from September 30, 2016. The decrease in the last twelve months was due to increased pension benefit obligations, primarily due to changes in actuarial assumptions, and a decrease in the fair value of plan assets. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s benefit plan assets.
Other assets at September 30, 2017 increased $167.4 million in the first nine months of 2017 and increased $109.6 million from a year ago primarily due to the reclass of current deferred tax assets to non-current due to the adoption of ASU No. 2015-17. See Note 2.
Net property, plant and equipment increased $799.7 million in the first nine months of 2017 and increased $811.6 million in the twelve months since September 30, 2016. The increase in the first nine months was primarily due to the Acquisition of $813.5 million, capital expenditures of $143.4 million and changes in currency translation rates of $44.9 million, partially offset by depreciation expense of $162.2 million and sale or disposition of fixed assets of $39.9 million. Since September 30, 2016, increases from the Acquisition $813.5 million, capital expenditures of $209.3 million and changes in currency translation rates of $37.4 million were partially offset by depreciation expense of $206.0 million and sale or disposition of fixed assets of $42.3 million. Capital expenditures during the first nine months of 2017 primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative Segment.
On June 2, 2017 the Company closed its previously announced exchange offers and consent solicitations (collectively, the "Exchange Offer") for the outstanding senior notes of Valspar. Pursuant to the Exchange Offer, the Company issued an aggregate principal amount of approximately $1.478 billion (collectively the "Exchange Notes"). On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. As previously disclosed, the interest rate locks entered into in 2016 settled in March 2017 resulting in a pretax gain of $87.6 million recognized in Cumulative other comprehensive loss. This gain is being amortized from Cumulative other comprehensive loss to a reduction of interest expense over the terms of the New Notes. For the nine months ended September 30, 2017, the amortization of the unrealized gain reduced interest expense by $2.1 million. The Company expects to amortize unrealized gains of $8.3 million from Cumulative other comprehensive loss to Interest expense during the next twelve months. In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. As of September 30, 2017, the term loan had an outstanding balance of $1.1 billion.
In August 2017, the Company entered into a floating rate loan of €225.0 million and a fixed rate loan of €20.0 million. The floating rate loan agreement bears interest at the six-month Euro Interbank Offered Rate plus a margin. The fixed rate loan bears interest at 0.92%. The proceeds will be used for general corporate purposes, including repaying a portion of outstanding short-term borrowings. The loans mature on August 23, 2021.
In September 2017, the Company entered into a five-year letter of credit agreement with an aggregate availability of $250.0 million. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement on September 30, 2017.
In May 2016 and subsequently amended in 2017, the Company entered into a five-year $500.0 million credit agreement. The credit agreement will be used for general corporate purposes. There were no borrowings outstanding under this credit agreement at September 30, 2017. See Note 7, on pages 60 and 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s debt.
At September 30, 2017, the Company had outstanding borrowings of $142.9 million with a weighted average interest rate of 1.6 percent under its commercial paper program, and borrowings of $6.7 million with a weighted average interest rate of 1.5 percent under its global five-year $1.350 billion credit agreement . The Company had unused capacity under the global credit agreement of $1.200 billion at September 30, 2017. Short-term borrowings under various other foreign programs were $14.5 million with a weighted average interest rate of 8.2 percent.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2016 and September 30, 2016. See Note 6, on pages 54 through 59, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at September 30, 2017 increased $2.537 billion in the first nine months of 2017 and increased $2.479 billion from a year ago primarily due to increased deferred tax liabilities as a result of the Acquisition.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2017. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2017. See Note 9 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $123.4 million to $164.1 million at September 30, 2017 from $40.7 million at December 31, 2016. Total long-term debt increased $8.873 billion to $10.785 billion at September 30, 2017 from $1.912 billion at December 31, 2016, and increased $8.874 billion from $1.911 billion at September 30, 2016.
On June 1, 2017, the Company completed the Acquisition. As of December 31, 2016, Valspar had marketing commitments and operating leases of $199.3 million and $128.6 million, respectively. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter of 2017 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Changes to the Company’s accrual for product warranty claims in the first nine months of 2017 are disclosed in Note 6.
Litigation
See Note 10 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $862.5 million to $2.741 billion at September 30, 2017 from $1.878 billion at December 31, 2016 and increased $1.143 billion from $1.598 billion at September 30, 2016. The increase in Shareholders’ equity for the first nine months of 2017 resulted primarily from net income of $874.9 million, an increase in Other capital of $165.6 million resulting primarily from stock option exercises, and a decrease in Cumulative other comprehensive loss of $88.1 million, partially offset by cash dividends paid on common stock of $239.0 million. Since September 30, 2016, net income of $1.078 billion, an increase in Other capital of $203.0 million, and a decrease in Cumulative other comprehensive loss of $205.9 million more than offset cash dividends paid on common stock of $317.2 million in twelve months. During the first nine months of 2017 and fiscal year 2016, the Company did not purchase any shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2017 to purchase 11.65 million shares of its common stock. In February 2017, the Board of Directors increased the quarterly cash dividend from $.84 per common share to $.85 per common share. This quarterly dividend will result in an annual dividend for 2017 of $3.40 per common share or a 28.4 percent payout of 2016 diluted net income per common share.

Cash Flow
Net operating cash improved $292.3 million in the first nine months of 2017 to a cash source of $1.259 billion from a cash source of $966.5 million in 2016 primarily due to cash generated from increased net income from continuing operations and cash received of $87.6 million for the settlement of the interest rate lock agreements. Net investing cash usage increased $8.674 billion in the first nine months of 2017 to a usage of $8.911 billion from a usage of $236.7 million in 2016 primarily due to the completion of the Acquisition. Net financing cash sources increased $7.226 billion to a source of $6.990 billion in the first nine months of 2017 from a usage of $235.7 million in 2016 primarily due to proceeds from long-term debt (see Note 16). In the twelve month period from October 1, 2016 through September 30, 2017, the Company generated net operating cash of $1.601 billion, used $8.978 billion in investing activities and generated $6.918 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that upon close of the Acquisition, the Company’s leverage ratio is not to exceed 5.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the combined companies for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2017, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 60 and 61, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the third quarter:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net Sales:
The Americas Group	$2,539,256	$2,384,528	6.5%	$6,928,657	$6,366,588	8.8%
Consumer Brands Group	723,341	398,222	81.6%	1,583,148	1,225,315	29.2%
Performance Coatings Group	1,242,336	495,422	150.8%	2,487,884	1,477,252	68.4%
Administrative	2,087	1,290	61.8%	4,535	3,856	17.6%
Total	$4,507,020	$3,279,462	37.4%	$11,004,224	$9,073,011	21.3%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Income Before Income Taxes:
The Americas Group	$525,577	$519,283	1.2%	$1,363,488	$1,271,236	7.3%
Consumer Brands Group	70,427	87,193	-19.2%	202,405	250,223	-19.1%
Performance Coatings Group	59,615	68,023	-12.4%	179,072	191,073	-6.3%
Administrative	(227,897)	(138,879)	-64.1%	(501,635)	(421,333)	-19.1%
Total	$427,722	$535,620	-20.1%	$1,243,330	$1,291,199	-3.7%

Consolidated net sales increased in the third quarter and first nine months of 2017 due primarily to the addition of Valspar sales and higher paint sales volume in The Americas Group and Performance Coatings Group. The increase was partially offset by the impact of the Hurricanes. Currency translation rate changes did not have a material impact on consolidated net sales in the quarter and nine months.
Net sales of all consolidated foreign subsidiaries were up 119.4 percent to $964.6 million in the quarter and up 53.5 percent to $1.987 billion in the first nine months versus $439.6 million and $1.295 billion in the same periods last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter and nine months was due primarily to the addition of Valspar sales. Net sales of all operations other than consolidated foreign subsidiaries were up 24.7 percent to $3.542 billion in the quarter and up 15.9 percent to $9.017 billion in the first nine months as compared to $2.840 billion and $7.778 billion in the same periods last year.
Net sales in The Americas Group increased in the third quarter and first nine months due primarily to higher architectural paint sales volume and selling price increases, partially offset by the impact of the Hurricanes. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 5.2 percent in the quarter and increased 5.7 percent in the first nine months compared to last year’s comparable periods. Sales of non-paint products increased by 7.2 percent over last year's third quarter and increased by 15.5 percent over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group increased in the third quarter and first nine months primarily due to the inclusion of Valspar sales, partially offset by lower volume sales to most of the Group's retail customers. Valspar sales increased the Consumer Brands Group's Net sales by 84.4% and 37.9% in the quarter and nine months, respectively. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the third quarter and first nine months due primarily to Valspar sales and selling price increases. Valspar sales increased the Performance Coatings Group's Net sales by 148.7% and 66.9% in the quarter and nine months, respectively. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the third quarter and first nine months.
Consolidated gross profit increased $265.7 million in the third quarter and increased $448.3 million in the first nine months of 2017 compared to the same periods in 2016 primarily due to Valspar sales and increased paint sales volume partially offset by inventory step-up amortization related to the Acquisition and higher raw material costs. Consolidated gross profit as a percent of consolidated net sales decreased in the third quarter of 2017 to 42.2 percent compared to 2016 at 49.9 percent and decreased in the first nine months to 45.3 percent from 50.0 percent due primarily to inventory step-up amortization related to the Acquisition and higher raw material costs partially offset by increased paint volume.
The Americas Group’s gross profit was higher than last year by $49.7 million in the third quarter and was higher than last year by $198.4 million in the first nine months due to higher paint sales volume and selling price increases, partially offset by increased raw material costs and the negative impact of the Hurricanes. The Americas Group’s gross profit as a percent of sales decreased in the quarter and first nine months due to increased raw material costs and the negative impact of the Hurricanes, only partially offset by increased paint sales volume and selling price increases. The Consumer Brands Group’s gross profit increased by $77.6 million in the quarter and increased by $59.3 million in the first nine months compared to the same periods last year primarily due to the inclusion of Valspar sales, partially offset by the inventory step-up amortization related to the Acquisition, increased raw material costs, and lower volume sales to some of the Group’s retail and commercial customers. The Consumer Brands Group had inventory step-up amortization related to the Acquisition of $35.0 million and $49.5 million for the third quarter and first nine months of 2017, respectively. The Consumer Brands Group’s gross profit as a percent of sales was down in the quarter and first nine months compared to the same periods last year due to the inventory step-up amortization related to the Acquisition, increased raw material costs and lower sales volumes, only partially offset by the inclusion of Valspar sales. The Performance Coatings Group’s gross profit increased $145.8 million in the third quarter and increased $198.6 million in the first nine months compared to the same periods last year, when stated in U.S. dollars, primarily due to the inclusion of Valspar sales, selling price increases and higher sales volume partially offset by inventory step-up amortization related to the Acquisition and higher raw material costs. The Performance Coatings Group had inventory step-up amortization related to the Acquisition of $43.5 million and $65.3 million for the third quarter and first nine months of 2017, respectively. The Performance Coatings Group’s gross profit as a percent of sales was down in the quarter and first nine months compared to the same periods last year primarily due to Acquisition-related purchase accounting adjustments to inventory and higher raw material costs, only partially offset by the inclusion of Valspar sales, selling price increases and higher sales volume. The Administrative segment’s gross profit decreased by $7.4 million in the third quarter and decreased by $8.0 million compared to the same periods last year.
Selling, general and administrative expenses (SG&A) increased $256.0 million in the third quarter and increased $366.5 million in the first nine months of 2017 versus last year due primarily to the inclusion of Valspar, increased expenses to support higher sales levels and net new store openings. In the third quarter of 2017, expenses associated with the Acquisition were $219.4 million compared to $13.6 million in 2016. As a percent of sales, consolidated SG&A decreased to 29.0 percent in the quarter and decreased to 31.5 percent in the first nine months of 2017 from 32.0 percent in the third quarter and 34.1 percent in the first nine months of 2016 primarily due to the impact from Valspar operations, which helped reduce these ratios.
The Americas Group’s SG&A increased $44.9 million in the third quarter and increased $111.3 million in the first nine months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased $74.5 million in the quarter and increased $83.8 million in the first nine months compared to the same periods last year primarily due to the impact from Valspar operations partially offset by good expense control. The Performance Coatings Group’s SG&A increased $95.5 million in the quarter and increased $133.7 million in the first nine months primarily due to the impact from Valspar operations. The Administrative segment’s SG&A increased $41.0 million in the third quarter and increased $37.8 million in the first nine months primarily due to increased costs associated with the Acquisition.
Amortization expense increased $75.5 million in the third quarter and increased $99.3 million in the first nine months of 2017 versus 2016 primarily due to amortization of acquired intangibles. In the third quarter of 2017, amortization of acquired intangibles was $58.4 million and $19.5 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first nine months of 2017, amortization of acquired intangibles was $75.6 million and $25.3 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense increased $47.5 million in the third quarter and increased $63.3 million in the first nine months of 2017 versus 2016 due to the Acquisition-related debt incurred.
Other general expense—net increased $3.3 million in the third quarter primarily due to increased provisions for environmental expenses in the Administrative segment. Other general expense—net decreased $14.9 million in the first nine months primarily due to decreased provisions for environmental expenses in the Administrative segment.
Other expense (income)—net improved $7.9 million in the third quarter and improved $14.3 million in the first nine months as compared to 2016 primarily due to favorable foreign currency transaction related gains in both the Performance Coatings and The Americas Groups in 2017.
Consolidated income from continuing operations before income taxes decreased $107.9 million in the third quarter, primarily due to Acquisition-related costs, inventory purchase accounting adjustment amortization and increased amortization of intangibles partially offset higher segment profits in The Americas Group. Consolidated income from continuing operations before income taxes decreased $47.9 million in the first nine months primarily due to Acquisition-related costs, inventory purchase accounting adjustment amortization and increased amortization of intangibles partially offset by higher segment profits in The Americas Group.
The effective tax rate for income from continuing operations was 26.0 percent and 26.3 percent for the third quarter and first nine months of 2017, respectively, compared to 27.8 percent and 28.0 percent for the third quarter and first nine months of 2016, respectively. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. See Note 3. Excluding the impact of share-based payments, the effective tax rate was 27.8 percent and 31.0 percent for the third quarter and first nine months of 2017, respectively, compared to 29.9 percent and 31.2 percent for the third quarter and first nine months of 2016, respectively.
Diluted net income per common share in the quarter decreased to $3.33 per share from $4.08 per share in 2016. Diluted net income per common share in nine months decreased to $9.23 per share from $9.85 per share in 2016. Diluted net income per common share from continuing operations in the quarter and nine months was $3.33 and $9.67 per share, respectively. Third quarter and nine months 2017 diluted net income per common share include a $1.42 and $2.22 per share charge, respectively, from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles. Third quarter and nine months 2016 diluted net income per common share included a $.24 and $.64 per share charge from Acquisition costs, respectively. Currency translation rate changes did not have a significant impact on diluted net income per common share in the quarter and nine months.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income from continuing operations	$316,606	$386,733	$916,409	$929,673
Interest expense	91,593	44,100	174,017	110,710
Income taxes	111,116	148,887	326,921	361,526
Depreciation	67,249	41,589	162,214	128,313
Amortization	83,711	8,183	118,799	19,549
EBITDA from continuing operations	670,275	629,492	1,698,360	1,549,771
Valspar EBITDA *	46,789	(13,604)	29,834	(49,227)
EBITDA from continuing operations without Valspar	$623,486	$643,096	$1,668,526	$1,598,998

* Valspar EBITDA for 2017 includes June through September 2017 Valspar operations, purchase accounting items and acquisition costs. Valspar EBITDA for 2016 includes acquisition costs only.

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. We acquired The Valspar Corporation, or Valspar, on June 1, 2017 and have not yet included Valspar in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Valspar. For the third quarter 2017, Valspar accounted for $1.1 billion of our total net sales and as of September 30, 2017 had total assets of $11.3 billion.

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

Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the period ended June 30, 2017. During the third quarter ended September 30, 2017, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)				11,650,000
Employee transactions (2)	902	$352.87		N/A

August 1 - August 31
Employee transactions (2)	864	$339.15		N/A

September 1 - September 30
Employee transactions (2)	689	$339.40		N/A
Total
Share repurchase program (1)				11,650,000
Employee transactions (2)	2,455	$344.26		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at September 30, 2017 to purchase 11,650,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the nine months ended September 30, 2017, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic advisory tax and tax compliance services and international tax compliance.

Item 6. Exhibits.

4.1
Assignable Loan Agreement, dated August 17, 2017, relating to a Floating Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as borrower, the Company, as guarantor, and Citibank Europe plc, UK Branch, as lender, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

4.2
Assignable Loan Agreement, dated August 17, 2017, relating to a Fixed Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as borrower, the Company, as guarantor, and Citibank Europe plc, UK Branch, as lender, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

4.3
Credit Agreement, dated as of September 11, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent and Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

4.4
Continuing Agreement for Standby Letters of Credit, dated as of September 11, 2017, by and between the Company and Goldman Sachs Bank USA filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

10.1*	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2017) (filed herewith).

10.2*
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

THE SHERWIN-WILLIAMS COMPANY

October 25, 2017	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President,
Corporate Controller and Assistant Secretary

October 25, 2017	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President,
Finance and Chief Financial Officer