Form 10-K
period 2017-12-31
SHERWIN WILLIAMS CO
filed 2018-02-23
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
At January 31, 2018, 93,993,791 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2017 was $32,731,587,330 (computed by reference to the price at which the common stock was last sold on such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2017 (“2017 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.
Portions of our Proxy Statement for the 2018 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2017 are incorporated by reference into Part III of this report.

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
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Accounting Standards Codification (ASC). Upon completion of the Valspar acquisition in the second quarter of 2017, the Company made important changes to its organizational and reporting structure that resulted in establishing three reportable operating segments: The Americas Group, Consumer Brands Group and Performance Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”). Prior period reporting has been adjusted to reflect the updated reportable segments. Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see pages 8 through 15 of our 2017 Annual Report, which is incorporated herein by reference.
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 46 through 50 of our 2017 Annual Report, which is incorporated herein by reference.
The Americas Group
The Americas Group Reportable Segment includes the Company's previous Paint Stores Group and Latin America Coatings Group, along with a specialty retail business of Valspar. The Americas Group consisted of 4,620 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2017. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. The Americas Group company-owned stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. In addition to our stores in the Latin America region, The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on he business of this segment. At December 31, 2017, The Americas Group consisted of operations from subsidiaries in 9 foreign countries. During 2017, this segment opened 101 net new stores, consisting of 114 new stores opened (76 in the

United States, 15 in Canada, 1 in Curacao, 14 in South America and 8 in Mexico) and 13 stores closed (4 in the United States, 1 in Canada, 6 in South America and 2 in Mexico). In 2016 and 2015, this segment opened 142 and 98 net new stores, respectively. A map on the cover flap of our 2017 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic location. The CODM uses discrete financial information about The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Consumer Brands Group
The Consumer Brands Group Reportable Segment includes the Company's previous Consumer Group along with Valspar's previous Consumer Paints segment, excluding Valspar's automotive refinishes products business. The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paints, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in Australia, China and Europe. The Consumer Brands Group also supports the Company's other businesses around the world with new product research and development, manufacturing, distribution and logistics Approximately 59.47% of the total sales of the Consumer Brands Group in 2017 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2017, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 6 foreign countries. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Performance Coatings Group
The Performance Coatings Group Reportable Segment includes the Company's previous Global Finishes Group and Valspar's previous Coatings Group segment. The Performance Coatings Group also includes Valspar's automotive refinishes products business, which was previously reported under Valspar's Consumer Paints segment. Valspar’s North American industrial wood coatings business, which was previously reported under the Valspar's Coatings Group segment, was divested. The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. In addition, a specialty coatings business previously in the Company's Consumer Group is now included in the Performance Coatings Group. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 290 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2017, this segment opened 4 new branches and closed 2 branches for a net increase of 2 branches. At December 31, 2017, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 44 foreign countries. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2017 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.
Administrative Segment
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment is interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses which are not directly associated with the Reportable Segments. The Administrative segment does not include any significant foreign operations. Also included in the Administrative segment is a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represents external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. Material gains and losses from the sale of property are infrequent and not a significant operating factor in determining the performance of the Administrative segment.
Segment Financial Information
For financial information regarding our Reportable Segments, including net external sales, segment profit, identifiable assets and other information by Reportable Segment, see Note 18 of the Notes to Consolidated Financial Statements on pages 74 through 77 of our 2017 Annual Report, which is incorporated herein by reference.
Domestic and Foreign Operations
Financial and other information regarding domestic and foreign operations is set forth in Note 18 of the Notes to Consolidated Financial Statements on page 76 of our 2017 Annual Report, which is incorporated herein by reference.
Additional information regarding risks attendant to foreign operations is set forth on page 29 of our 2017 Annual Report under the caption “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated herein by reference.
Business Developments
For additional information regarding our business and business developments, see pages 8 through 15 of our 2017 Annual Report and the “Letter to Shareholders” on pages 2 through 6 of our 2017 Annual Report, which is incorporated herein by reference.
Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2018. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 24 through 29 of our 2017 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
Trademarks and Trade Names
Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•
The Americas Group:    Sherwin-Williams®, A-100®, Cashmere®, Colorgin®, Condor®, Duracraft®, Duration Home®, Duration®, Emerald®, Harmony®, HGTV Home® by Sherwin- Williams, Kem Pro®, Kem Tone®, Krylon®, Loxon®, Marson®, Martin Senour®, Metalatex®, Minwax®, Novacor®, Paint Shield®, PrepRite®, ProClassic®, ProCraft ®, ProConstructor®, ProIndustrial™, ProMar®, ProPark®, Solo®, Sumaré®, SuperDeck®, SuperPaint®, Ultra Proteccion®, Woodscapes®

•
Consumer Brands Group:    Accurate Dispersions™, Altax™, Bestt Liebco®, Cabot®, Conco®, Duckback®, Dupli-Color®, DuraSeal®, Dutch Boy®, Geocel®, Granosite®, H&C®, HGTV HOME® by Sherwin-Williams, Huarun™, Kool Seal®, Krylon®, Martin Senour®, Mason’s Select®, Minwax®, Pratt & Lambert®, Purdy®, Ronseal™, Rubberset®, Snow Roof®, Solver®, Sprayon®, SuperDeck®, Thompson’s® WaterSeal®, Tri-Flow®, Uniflex®, Valspar®, VHT®, Wattyl®, White Lightning®

•
Performance Coatings Group:    Sherwin-Williams®, Acrolon®, AcromaPro®,Arti™, ATX™, AWX Performance Plus™, Baco®, Conely®, DeBeer®, DFL™, Dimension®, Duraspar™, Envirolastic®, Euronavy®, Excelo®, Fastline®, Finish 1™, Firetex®, Fluropon®, Genesis®, Heat-Flex®, House of Kolor®, Huarun™, Inchem®, Inver®, Kem Aqua®, Lanet™, Lazzuril®, Macropoxy®, Magnalux™, Martin Senour®, Matrix®, ML Campbell®, Oece™,

PermaClad®, Planet Color®, Polane®, Powdura®, Prospray®, Sayerlack®, Sher-Wood®, Ultra-Cure®, Ultra™, USC®, ValPure® V70, Valspar®, Wattyl®
Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, The Americas Group and the Performance Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2018.
Research and Development
For information regarding our costs of research and development included in technical expenditures, see Note 1 of the Notes to Consolidated Financial Statements on page 49 of our 2017 Annual Report, which is incorporated herein by reference.
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
In The Americas Group, competitors include other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Product quality, product innovation, breadth of product line, technical expertise, service and price determine the competitive advantage for this segment.
In the Consumer Brands Group, domestic and foreign competitors include manufacturers and distributors of branded and private labeled paint and coatings products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for this segment.
The Performance Coatings Group has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. Key competitive factors for this segment include technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price.
The Administrative segment has many competitors consisting of other real estate owners, developers and managers in areas in which this segment owns property. The main competitive factors are the availability of property and price.
Employees
We employed 52,695 persons at December 31, 2017.
Environmental Compliance
For additional information regarding environmental-related matters, see page 27 of our 2017 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8 and 13 of the Notes to Consolidated Financial Statements on pages 48, 62 through 63 and 69 through 70, respectively, of our 2017 Annual Report, which is incorporated herein by reference.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Letter to Shareholders” and elsewhere in this report constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as "believe," "expect," "may," "will," "should," "project," "could," "plan," "goal," "potential," "seek," "intend" or "anticipate" or the negative thereof or comparable terminology.
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

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to successfully integrate past and future acquisitions into our existing operations, including Valspar, as well as the performance of the businesses acquired;

•	risks inherent in the achievement of anticipated cost synergies resulting from the acquisition of Valspar and the timing thereof;

•	competitive factors, including pricing pressures and product innovation and quality;

•	our ability to attain cost savings from productivity initiatives;

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

•	adverse weather conditions and natural disasters.

Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as otherwise required by law.
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
A weakening or reversal of the general economic recovery in the United States and other countries and regions in which we do business, or the continuation or worsening of economic downturns in other countries and regions, may adversely affect our results of operations, cash flow, liquidity or financial condition.
Global economic uncertainty continues to exist. A weakening or reversal of the general economic recovery in the United States and other countries and regions in which we do business, or the continuation or worsening of economic downturns in other countries and regions, may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.
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
We have goodwill and intangible assets recorded on our balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate that such value may not be recoverable. An impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows that may result in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.
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
In recent months, interest rates, including mortgage rates, have risen and are expected to continue to rise in 2018. Although interest rates remain low by historical standards, this increase may adversely affect the demand for new residential homes, existing home turnover, and new non-residential construction. Challenging market conditions are expected to continue for the foreseeable future and may worsen. A worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
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
We have a large and varied customer base due to our extensive distribution network. During 2017, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.
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
Even if we are able to integrate Valspar successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate all duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Valspar. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

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
At December 31, 2017, we had total debt of approximately $10.5 billion, which is an increase of $8.6 billion since December 31, 2016, including indebtedness incurred to complete the acquisition of Valspar. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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
Net external sales of our consolidated foreign subsidiaries totaled approximately 19.8%, 14.5% and 15.8% of our total consolidated net sales in 2017, 2016 and 2015, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of international factors, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Euro, the Chinese yuan, the Brazilian real, the Canadian dollar, the British pound, the Mexican peso and the Australian dollar, each against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition.

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
On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward. The Tax Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and its potential impact on us. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, the Tax Act are subject to additional regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service. As a result, the Tax Act, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service, and other tax laws could have significant effects on us, some of which may be adverse and could materially and adversely impact our financial condition, results of operations and cash flows.
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
We discuss risks and uncertainties with regard to taxes in more detail in Note 14 of the Notes to Consolidated Financial Statements on pages 70 through 72 of our 2017 Annual Report.

Adverse weather conditions and natural disasters may temporarily reduce the demand for some of our products and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions and natural disasters have had an adverse effect on our sales of paint, coatings and related products. For example, during 2017 the impact of Hurricanes Harvey, Irma and Maria on our operations in Texas, Florida, the Caribbean and neighboring areas, as well as two earthquakes in Mexico, resulted in a temporary shutdown of our company-operated paint stores, manufacturing facilities and distribution centers in the affected regions, resulting in reduced revenues. In addition, unusually cold and rainy weather could have an adverse effect on sales of our exterior paint products. An adverse effect on sales may cause a reduction in our earnings or cash flow.
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
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail on page 23 of our 2017 Annual Report under the caption “Environmental Matters,” page 27 of our 2017 Annual Report under the caption “Environmental-Related Liabilities” and in Note 8 of the Notes to Consolidated Financial Statements on pages 62 through 63 of our 2017 Annual Report.

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
A trial commenced in the Santa Clara County, California proceeding on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment. On February 18, 2014, the Company filed a motion for a new trial and a motion to vacate the judgment. The court denied these motions on March 24, 2014. On March 28, 2014, the Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. The filing of the notice of appeal effects an automatic stay of the judgment without the requirement to post a bond. Oral argument before the Sixth District Court of Appeal was held on August 24, 2017. On November 14, 2017, the Sixth District Court of Appeal entered its decision, which affirmed the trial court’s judgment of liability with respect to residences built before 1951 and reversed and vacated the trial court’s judgment with respect to residences built after 1950. The Sixth District Court of Appeal directed the trial court to: (i) recalculate the amount of the abatement fund to limit the fund to the amount necessary to cover the cost of inspecting and remediating pre-1951 residences; and (ii) hold an evidentiary hearing to appoint a suitable receiver. On November 29, 2017, the Company and the two other defendants filed separate Petitions for Rehearing, which the Sixth District Court of Appeal denied on December 6, 2017. The Sixth District Court of Appeal’s decision became final on December 14, 2017. On December 22, 2017, the Company and the two other defendants submitted separate Petitions for Review to the California Supreme Court. On February 14, 2018, the California Supreme Court issued an order denying the Petitions for Review. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence. The Company intends to file a Petition for Writ of Certiorari with the Supreme Court of the United States seeking discretionary review. The Company also intends to file a motion to stay the Santa Clara County, California proceeding while the Petition for Writ of Certiorari is pending.
Although the Company believes it is probable that a loss has occurred, the Company has concluded that it is not possible to reasonably estimate the range of potential loss due to the numerous possible outcomes and uncertainties, including, but not limited to, (i) the final amount of the abatement fund necessary to cover the cost of inspecting and remediating pre-1951 residences, as recalculated by the trial court, and (ii) the portion of the abatement fund for which the Company, the two other defendants and others are determined to be responsible. If the Company concludes that it is possible to reasonably estimate the range of potential loss once more definitive information becomes available, the Company will recognize the loss and disclose such information. Because of joint and several liability, it is possible the Company could ultimately be liable for the total amount of the abatement fund. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of any liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail in Note 9 of the Notes to Consolidated Financial Statements on pages 63 through 66 of our 2017 Annual Report.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for The Americas Group, Consumer Brands Group and Performance Coatings Group. Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity, to meet our current needs.

	Manufacturing			Distribution
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Asia	1	6	7	1	3	4
Australia		3	3		3	3
Canada		3	3
Europe	1	3	4	2	3	5
Jamaica		1	1		1	1
Latin America	3	6	9	4	5	9
United States	4	27	31	6	3	9
Total	9	49	58	13	18	31

Performance Coatings Group
Africa		1	1		1	1
Asia	2	4	6	2	4	6
Canada		1	1
Europe	4	21	25	5	13	18
Latin America		5	5	1	7	8
United States	1	10	11	1	10	11
Total	7	42	49	9	35	44

The operations of The Americas Group included one manufacturing and distribution facility in Uruguay and 4,620 company-operated specialty paint stores, of which 218 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia, Uruguay, Brazil, Chile, Peru, Mexico, Ecuador and Barbados at December 31, 2017. These paint stores are divided into six separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2017:

•	the Mid Western Division operated 1,088 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 856 paint stores along the upper east coast and New England states;

•	the Canada Division operated 227 paint stores throughout Canada;

•
the Southeastern Division operated 1,095 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados;

•	the South Western Division operated 1,001 paint stores in the central plains and the lower west coast states; and

•	the Latin America Division operated 353 paint stores in Uruguay, Brazil, Chile, Peru, Mexico and Ecuador.
During 2017, The Americas Group opened 101 net new stores, consisting of 114 new stores opened (76 in the United States, 15 in Canada, 1 in Curacao, 14 in South America and 8 in Mexico) and 13 stores closed (4 in the United States, 1 in Canada, 6 in South America and 2 in Mexico).
The Performance Coatings Group operated 229 branches in the United States, of which 8 were owned, at December 31, 2017. The Performance Coatings Group also operated 61 branches internationally, of which 6 were owned, at December 31,

2017, consisting of branches in Canada (26), Europe (16), Chile (11), Mexico (4), Peru (1) and Vietnam (3). During 2017, this segment opened 4 new branches and closed 2 branches for a net increase of 2 branches.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 17 of the Notes to Consolidated Financial Statements on page 74 of our 2017 Annual Report, which is incorporated herein by reference.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding environmental-related matters and other legal proceedings, see pages 27 and 29 of our 2017 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 8, 9 and 13 of the Notes to Consolidated Financial Statements on pages 48, 62 through 63, 63 through 66 and 69 through 70, respectively, of our 2017 Annual Report, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is the name, age and present position of each of our executive officers at February 14, 2018, as well as all prior positions held by each during the last five years and the date when each was first elected or appointed as an executive officer. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Present Position	Date When First Elected or Appointed
John G. Morikis	54	Chairman, President and Chief Executive Officer, Director	1999
Allen J. Mistysyn	49	Senior Vice President - Finance and Chief Financial Officer	2010
Jane M. Cronin	50	Senior Vice President - Corporate Controller	2016
Mary L. Garceau	45	Senior Vice President, General Counsel and Secretary	2017
Thomas P. Gilligan	57	Senior Vice President - Human Resources	2016
Sean P. Hennessy	60	Senior Vice President - Corporate Planning, Development and Administration	2001
Robert J. Wells	60	Senior Vice President - Corporate Communications and Public Affairs	2006
Joel D. Baxter	57	President & General Manager, Global Supply Chain Division, Consumer Brands Group	2016
Aaron M. Erter	44	President, Consumer Brands Group	2017
Peter J. Ippolito	53	President, The Americas Group	2018
David B. Sewell	49	President, Performance Coatings Group	2014

Mr. Morikis has served as Chairman since January 2017 and President and Chief Executive Officer since January 2016. Mr. Morikis served as President and Chief Operating Officer from October 2006 to January 2016. Mr. Morikis has served as a Director since October 2015 and has been employed with the Company since December 1984.
Mr. Mistysyn has served as Senior Vice President - Finance and Chief Financial Officer since January 2017. Mr. Mistysyn served as Senior Vice President - Finance from October 2016 to January 2017, Senior Vice President - Corporate Controller from October 2014 to October 2016, and Vice President - Corporate Controller from May 2010 to October 2014. Mr. Mistysyn has been employed with the Company since June 1990.
Ms. Cronin has served as Senior Vice President - Corporate Controller since October 2016. Ms. Cronin served as Vice President - Corporate Audit and Loss Prevention from September 2013 to October 2016 and Vice President - Controller, Diversified Brands Division, Consumer Group from July 2005 to September 2013. Ms. Cronin has been employed with the Company since September 1989.

Ms. Garceau has served as Senior Vice President, General Counsel and Secretary since August 2017. Ms. Garceau served as Vice President, Deputy General Counsel and Assistant Secretary from June 2017 to August 2017, Associate General Counsel and Assistant Secretary from April 2017 to June 2017, and Associate General Counsel from February 2014 to April 2017. Prior to joining the Company, Ms. Garceau was General Counsel of Thirty-One Gifts LLC from August 2011 to February 2014. Ms. Garceau has been employed with the Company since February 2014.
Mr. Gilligan has served as Senior Vice President - Human Resources since January 2016. Mr. Gilligan served as Senior Vice President, Human Resources, The Americas Group from August 2014 to January 2016 and Senior Vice President, Human Resources, Paint Stores Group from July 2000 to August 2014. Mr. Gilligan has been employed with the Company since October 1983.
Mr. Hennessy has served as Senior Vice President - Corporate Planning, Development and Administration since January 2017. Mr. Hennessy served as Senior Vice President - Finance and Chief Financial Officer from August 2001 to January 2017. Mr. Hennessy has been employed with the Company since September 1984.
Mr. Wells has served as Senior Vice President - Corporate Communications and Public Affairs since February 2009. Mr. Wells has been employed with the Company since May 1998.
Mr. Baxter has served as President & General Manager, Global Supply Chain Division, Consumer Brands Group (f/k/a Consumer Group) since September 2008. Mr. Baxter has been employed with the Company since September 1990.
Mr. Erter has served as President, Consumer Brands Group since August 2017. Mr. Erter served as President & General Manager, Consumer Division, Consumer Brands Group from June 2017 to August 2017. Prior to joining the Company in connection with the acquisition of The Valspar Corporation, Mr. Erter served as Senior Vice President of Valspar from December 2015 to June 2017 and Vice President and General Manager, North America of Valspar from November 2011 to December 2015. Mr. Erter has been employed with the Company since June 2017.
Mr. Ippolito has served as President, The Americas Group since January 2018. Mr. Ippolito served as President & General Manager, Mid Western Division, The Americas Group from November 2010 to January 2018. Mr. Ippolito has been employed with the Company since May 1986.
Mr. Sewell has served as President, Performance Coatings Group (f/k/a Global Finishes Group) since August 2014. Mr. Sewell served as President & General Manager, Product Finishes Division, Global Finishes Group from July 2012 to August 2014. Mr. Sewell has been employed with the Company since February 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2018 was 6,470.
Information regarding market prices and dividend information with respect to our common stock is set forth on page 79 of our 2017 Annual Report, which is incorporated herein by reference. The performance graph set forth on page 16 of our 2017 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1 – October 31
Share repurchase program (1)				11,650,000
Employee transactions (2)	752	$378.20		N/A

November 1 – November 30
Employee transactions (2)	1,043	389.63		N/A

December 1 – December 31
Employee transactions (2)	10,859	404.54		N/A
Total
Share repurchase program (1)				11,650,000
Employee transactions (2)	12,654	$401.75		N/A

(1)
All shares are purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at December 31, 2017 to purchase 11,650,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

ITEM 6. SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2017	2016	2015	2014	2013
Operations
Net sales	$14,984	$11,856	$11,339	$11,130	$10,186
Net income	1,814	1,133	1,054	866	753

Financial Position
Total assets	$19,958	$6,753	$5,779	$5,699	$6,383
Long-term debt	9,886	1,211	1,907	1,116	1,122
Ratio of earnings to fixed charges (1)	4.7x	6.5x	9.1x	7.7x	7.4x

Per Common Share Data
Net income from continuing operations — basic (2)	$19.52	$12.33	$11.43	$9.00	$7.46
Net income from continuing operations — diluted (2)	19.11	11.99	11.15	8.77	7.25
Cash dividends	3.40	3.36	2.68	2.20	2.00

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

	2017	2016	2015	2014	2013
Income before income taxes	$1,528	$1,595	$1,549	$1,258	$1,086
Fixed charges:
Interest expense, net	263	154	62	64	63
Interest component of rent expense	153	138	130	125	108
Total fixed charges	416	292	192	189	171
Earnings	$1,944	$1,887	$1,741	$1,447	$1,257

(2)	Presented under the treasury stock method.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is set forth on pages 19 through 34 of our 2017 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency option and forward currency exchange contracts during 2017 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2017. Foreign currency option and forward contracts are described in Note 13 of the Notes to Consolidated Financial Statements on page 70 of our 2017 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.The interest rate lock agreements entered into in 2016 were settled during 2017. See Note 7 of the Notes to Consolidated Financial Statements on pages 61 through 62 of our 2017 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item is set forth on pages 38 through 77 of our 2017 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 16 of the Notes to Consolidated Financial Statements on page 74 of our 2017 Annual Report, which is incorporated herein by reference.

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
Internal Control Over Financial Reporting
The “Report of Management on Internal Control over Financial Reporting” is set forth on page 36 of our 2017 Annual Report, which is incorporated herein by reference.
The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 37 of our 2017 Annual Report, which is incorporated herein by reference.
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
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2017. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2017 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the Executive Compensation section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis (CD&A)” and continuing through the information under the caption “2017 CEO Pay Ratio,” which is incorporated herein by reference.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2017 Annual Report are incorporated by reference in Item 8.

(i)	Report of Management on the Consolidated Financial Statements (page 38 of our 2017 Annual Report);

(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 39 of our 2017 Annual Report);

(iii)	Statements of Consolidated Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (page 40 and 41 of our 2017 Annual Report);

(iv)	Consolidated Balance Sheets at December 31, 2017, 2016 and 2015 (page 42 of our 2017 Annual Report);

(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2017, 2016 and 2015 (page 43 of our 2017 Annual Report);

(vi)	Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015 (page 44 of our 2017 Annual Report); and

(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015 (pages 46 through 77 of our 2017 Annual Report).
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016 and 2015 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2017	2016	2015
Beginning balance	$40,450	$49,420	$53,770
Bad debt expense	42,716	29,869	30,393
Uncollectible accounts written off, net of recoveries	(30,169)	(38,839)	(34,743)
Ending balance	$52,997	$40,450	$49,420

(3) Exhibits

2.	*(a)
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

(c)
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

(e)
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

(g)
Third Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated May 16, 2017 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

(h)
Fourth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated May 16, 2017 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

(i)
Fifth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated May 16, 2017 (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

(j)
Sixth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated May 16, 2017 (including Form of Note), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

(k)
Seventh Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated May 16, 2017 (including Form of Note), filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

(l)
Eighth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

(m)
Ninth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

(n)
Tenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

(o)
Eleventh Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

(p)
Twelfth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

(q)
Registration Rights Agreement by and among the Company, as issuer, and each of Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as dealer managers, dated as of June 2, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

(r)
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

(s)
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

(t)
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

(v)
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

(w)
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

(x)
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

(y)
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

(z)
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

(aa)
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

(bb)
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

(cc)
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

(dd)
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

(ee)
Assignable Loan Agreement, dated as of August 17, 2017, relating to a Floating Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as Borrower, the Company, as Guarantor, and Citibank Europe plc, UK Branch, as Lender, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

(ff)
Assignable Loan Agreement, dated as of August 17, 2017, relating to a Fixed Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as Borrower, the Company, as Guarantor, and Citibank Europe plc, UK Branch, as Lender, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

(gg)
Credit Agreement, dated as of September 11, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent and Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

(hh)
Continuing Agreement for Standby Letters of Credit, dated as of September 11, 2017, by and among the Company and Goldman Sachs Bank USA, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

(ii)
First Amendment to Credit Agreement, dated as of October 30, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2017, and incorporated herein by reference.

10.	**(a)	Forms of Amended and Restated Severance Agreements filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

	**(b)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(a) above (filed herewith).

**(c)
Retention Agreement between the Company and Catherine M. Kilbane, dated June 12, 2017, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and incorporated herein by reference.

**(d)
The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (Amended and Restated Effective as of January 1, 2016) filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

**(e)
The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2016) filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

**(f)
The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of April 18, 2017) filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, and incorporated herein by reference.

**(g)
The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (SEC File Number 001-04851), and incorporated herein by reference.

**(h)
Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

**(i)
Summary of The Sherwin-Williams Company Revised Executive Disability Plan filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

**(j)
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

	**(k)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2017) (filed herewith).

**(l)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, and incorporated herein by reference.

**(m)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

**(n)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

**(o)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and incorporated herein by reference.

	**(p)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).

**(q)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

**(r)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

	**(s)	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).

**(t)
The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of April 20, 2016) filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and incorporated herein by reference.

**(u)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

**(v)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

	**(w)	The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of April 19, 2017) (filed herewith).

**(x)
The Valspar Corporation Amended and Restated 2015 Omnibus Equity Plan filed as Exhibit 4(c) to Form S-8 Registration Statement Number 333-218406 dated June 1, 2017, and incorporated herein by reference.

	**(y)	The Sherwin-Williams Company Key Employee Separation Plan filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 1, 2018, and incorporated herein by reference.

13.
Our 2017 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2017 Annual Report that are specifically incorporated by reference in this report, our 2017 Annual Report shall not be deemed “filed” as part of this report.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2018.

* JOHN G. MORIKIS	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)
John G. Morikis
* ALLEN J. MISTYSYN	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Allen J. Mistysyn
* JANE M. CRONIN	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Jane M. Cronin
* ARTHUR F. ANTON	Director
Arthur F. Anton
* DAVID F. HODNIK	Director
David F. Hodnik
* RICHARD J. KRAMER	Director
Richard J. Kramer
* SUSAN J. KROPF	Director
Susan J. Kropf
* CHRISTINE A. POON	Director
Christine A. Poon
* JOHN M. STROPKI	Director
John M. Stropki
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* STEVEN H. WUNNING	Director
Steven H. Wunning

*
The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	MARY L. GARCEAU	February 23, 2018
Mary L. Garceau, Attorney-in-fact