Form 10-Q
period 2018-03-31
SHERWIN WILLIAMS CO
filed 2018-04-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2018
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

Common Stock, $1.00 Par Value – 93,545,689 shares as of March 31, 2018.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5. Other Information	34
Item 6. Exhibits	35

SIGNATURES	36
EX-4.1
EX-10.1
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended March 31,
	2018	2017
Net sales	$3,965,006	$2,761,387
Cost of goods sold	2,278,159	1,418,334
Gross profit	1,686,847	1,343,053
Percent to net sales	42.5%	48.6%
Selling, general and administrative expenses	1,214,565	1,011,021
Percent to net sales	30.6%	36.6%
Other general expense - net	2,990	276
Amortization	85,049	6,170
Interest expense	91,547	25,695
Interest and net investment income	(1,618)	(1,280)
Other income - net	(9,272)	(5,434)
Income before income taxes	303,586	306,605
Income taxes	53,459	67,453

Net income	$250,127	$239,152

Net income per common share - basic	$2.68	$2.58

Net income per common share - diluted	$2.62	$2.53

Average shares outstanding - basic	93,339,564	92,550,559
Average shares and equivalents outstanding - diluted	95,546,152	94,541,859
Comprehensive income	299,342	230,090
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31, 2018	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$158,613	$204,213	$1,017,808
Accounts receivable, less allowance	2,326,411	2,104,555	1,356,851
Inventories:
Finished goods	1,569,443	1,415,339	1,069,673
Work in process and raw materials	432,187	386,036	178,015
	2,001,630	1,801,375	1,247,688
Other current assets	400,249	355,697	254,317
Total current assets	4,886,903	4,465,840	3,876,664
Goodwill	6,819,976	6,814,345	1,129,783
Intangible assets	5,956,301	6,002,361	252,934
Deferred pension assets	298,455	296,743	224,212
Other assets	566,046	502,023	442,215
Property, plant and equipment:
Land	248,613	254,676	116,077
Buildings	955,376	962,094	721,469
Machinery and equipment	2,604,311	2,572,963	2,205,706
Construction in progress	171,416	177,056	70,895
	3,979,716	3,966,789	3,114,147
Less allowances for depreciation	2,139,711	2,089,674	2,051,052
	1,840,005	1,877,115	1,063,095
Total Assets	$20,367,686	$19,958,427	$6,988,903

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$920,010	$633,731	$41,909
Accounts payable	1,975,323	1,791,552	1,221,778
Compensation and taxes withheld	417,316	508,166	296,176
Accrued taxes	113,023	79,901	158,587
Current portion of long-term debt	1,179	1,179	700,786
Other accruals	900,301	972,651	519,766
Total current liabilities	4,327,152	3,987,180	2,939,002
Long-term debt	9,891,017	9,885,745	1,211,512
Postretirement benefits other than pensions	275,735	274,675	252,031
Deferred income taxes	1,494,661	1,434,196	15,427
Other long-term liabilities	689,075	684,443	505,581
Shareholders’ equity:
Common stock—$1.00 par value:
93,545,689, 93,883,645 and 93,128,304 shares outstanding
at March 31, 2018, December 31, 2017 and March 31, 2017, respectively	117,875	117,561	116,775
Other capital	2,761,207	2,723,183	2,547,621
Retained earnings	5,674,637	5,502,730	4,209,198
Treasury stock, at cost	(4,528,018)	(4,266,416)	(4,258,831)
Cumulative other comprehensive loss	(335,655)	(384,870)	(549,413)
Total shareholders' equity	3,690,046	3,692,188	2,065,350
Total Liabilities and Shareholders’ Equity	$20,367,686	$19,958,427	$6,988,903

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income	$250,127	$239,152
Adjustments to reconcile net income to net operating cash:
Depreciation	71,591	44,595
Amortization of intangible assets	85,049	6,170
Stock-based compensation expense	14,611	17,321
Amortization of credit facility and debt issuance costs	2,749	984
Provisions for qualified exit costs	3,799	2,856
Provisions for environmental-related matters	765	519
Defined benefit pension plans net cost	1,345	5,155
Net change in postretirement liability	996	1,910
Other	3,466	(37,367)
Change in working capital accounts - net	(382,842)	(58,402)
Costs incurred for environmental-related matters	(4,069)	(3,372)
Costs incurred for qualified exit costs	(8,084)	(996)
Other	1,246	13,291
Net operating cash	40,749	231,816

INVESTING ACTIVITIES
Capital expenditures	(42,253)	(41,479)
Proceeds from sale of assets	7,352	34,762
Increase in other investments	(5,650)	(23,194)
Net investing cash	(40,551)	(29,911)

FINANCING ACTIVITIES
Net increase in short-term borrowings	288,866	326
Payments of long-term debt	(808)	(71)
Payments for credit facility and debt issuance costs	(113)	(7)
Payments of cash dividends	(81,028)	(79,450)
Proceeds from stock options exercised	21,595	41,762
Treasury stock purchased	(241,148)	—
Other	(14,813)	(22,702)
Net financing cash	(27,449)	(60,142)

Effect of exchange rate changes on cash	(18,349)	(13,748)
Net (decrease) increase in cash and cash equivalents	(45,600)	128,015
Cash and cash equivalents at beginning of year	204,213	889,793
Cash and cash equivalents at end of period	$158,613	$1,017,808

Income taxes paid	$27,910	$8,675
Interest paid	57,757	30,841

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2018 and 2017
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
There have been no significant changes in critical accounting policies since December 31, 2017, except as described in Note 2. Accounting estimates were revised as necessary during the first three months of 2018 based on new information and changes in facts and circumstances. Certain amounts in the 2017 condensed consolidated financial statements have been reclassified to conform to the 2018 presentation. See Note 2.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.
The consolidated results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted in 2018
Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers," and all the related amendments (Accounting Standards Codification (ASC) 606). ASC 606 consists of a comprehensive revenue recognition standard, which requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled. The Company adopted the standard using the modified retrospective method and applied it to all contracts. Under the modified retrospective method, the comparative periods are not restated.
The only significant change that resulted from the new revenue standard was that certain advertising support that was previously classified as Selling, general and administrative expenses is now classified as a reduction of revenue. This reclassification had no effect on Net income, and therefore, there was no adjustment to the opening balance of retained earnings. During the three months ended March 31, 2018, this change resulted in $13.4 million within Consumer Brands Group being recorded as a reduction of Net sales rather than in Selling, general and administrative expenses. The Company does not expect the adoption of the new revenue standard to have a material impact on its Net income on an ongoing basis. Refer to Note 3 for additional information.
Effective January 1, 2018, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs." The standard requires the service component of pension and other postretirement benefit expense to be presented in the same income statement lines as other employee compensation costs, and the other components to be presented outside of operating income. The guidance on the presentation of components of pension and other postretirement benefit expense was adopted retrospectively, as required, and the practical expedient allowing estimates for comparative periods using the information previously disclosed in the pension and other postretirement benefit plan note was elected. The following table summarizes the impact of the standard for the three months ended March 31, 2018 and 2017.

(Thousands of dollars)
	Three Months Ended
	March 31, 2018		Three Months Ended March 31, 2017
	Impact of ASU 2017-07	As Reported	As Previously Reported (Without Adoption of ASU 2017-07)	Reclass for ASU 2017-07	Reclass of Amortization to Stand-Alone Caption (Unrelated to ASU 2017-07)	As Reported in 2018

Cost of goods sold	$709	$2,278,159	$1,418,247	$221	$(134)	$1,418,334
Selling, general and administrative expenses	2,835	1,214,565	1,016,211	846	(6,036)	1,011,021
Other expense (income) - net	(3,544)	(9,272)	(4,367)	(1,067)		(5,434)

Effective January 1, 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance for certain aspects of recognition, measurement and disclosure of financial instruments. As a result of this standard, changes in fair value of available-for-sale marketable securities that were previously recognized in other comprehensive income are now recognized in earnings. In addition, in accordance with the guidance, the Company reclassified its opening unrealized gains balance of $2.3 million to Retained earnings. The adoption of this standard did not have a significant impact on the Company's results of operations, financial condition or liquidity.
Not Yet Adopted
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows a reclassification from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact of the standard.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which consists of a comprehensive lease accounting standard. Under the new standard, assets and liabilities arising from most leases will be recognized on the balance sheet. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight-line basis (operating leases) or based on an effective interest method (financing leases). The new standard is effective for interim and annual periods starting in 2019. A modified retrospective transition approach is required with certain practical expedients available.  The Company has made significant progress with its assessment process and anticipates this standard will have a material impact on its consolidated balance sheet. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to recording lease assets and related liabilities on the balance sheet for its retail operations in The Americas Group.
NOTE 3—REVENUE
The Company manufactures and sells paint, stains, supplies, equipment and floor covering through Company-owned stores, branded and private label products through retailers, and a broad range of industrial coatings directly to global manufacturing customers through company-operated branches. A large portion of the Company’s revenue is recognized at a point in time and made to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. These sales are paid for at the time of sale in cash, credit card, or may be on account with the vast majority of customers having terms between 30 and 60 days, not to exceed one year. Many customers who purchase on account take advantage of early payment discounts offered by paying within 30 days of being invoiced. The Company estimates variable consideration or performs a constraint analysis for these sales on the basis of both historical information and current trends to estimate the expected amount of discounts to which customers are likely to be entitled.
The remaining revenue is governed by long-term supply agreements and related purchase orders (“contracts”) which specify shipping terms and aspects of the transaction price including rebates, discounts and other sales incentives, such as advertising support. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Refer to Note 15 for the Company's disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company has made payments or credits for rebates or incentives at the beginning of a long-term contract where future revenue is expected and before satisfaction of performance obligations. Under these circumstances, the Company recognizes a contract asset and amortizes these prepayments over the expected benefit life of the long-term contract typically on a straight-line basis. Management judgment is required when estimating sales-based variable consideration, determining whether it is constrained, measuring obligations for returns, refunds, and determining amortization periods for prepayments.
The majority of variable consideration in the Company’s contracts include a form of volume rebate, discounts, and other incentives, where the customer receives a retrospective percentage rebate based on the amount of their purchases. In these situations, the rebates are accrued as a fixed percentage of sales and recorded as a reduction of net sales until paid to the customer per the terms of the supply agreement. Forms of variable consideration such as tiered rebates, whereby a customer receives a retrospective price decrease dependent on the volume of their purchases, are calculated using a forecasted percentage to determine the most likely amount to accrue. Management creates a baseline calculation using historical sales and then utilizing forecast information, estimates the anticipated sales volume each quarter to calculate the expected reduction to sales. The remainder of the transaction price is fixed as agreed upon with the customer, limiting estimation of revenues including constraints.
The Company’s accounts receivables and current and long-term contract assets and liabilities are summarized in the following table.

(Thousands of dollars)
	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at January 1, 2018	$2,104,555	$33,031	$135,150	$208,909	$8,745
Balance at March 31, 2018	$2,326,411	$34,316	$135,581	$153,037	$8,745
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.
Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue per ASC 606 when the products are sold. With the exception of furniture protection plan sales, the Company only offers an assurance type warranty on products sold, and there is no material service to the customer beyond fixing defects that existed at the time of sale and no warranties are sold separately. Warranty liabilities are excluded from the table above and discussed in Note 7. Amounts reclassified during the quarter from deferred liabilities to Revenue were not material. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.
NOTE 4—ACQUISITIONS
On June 1, 2017, the Company completed the acquisition of The Valspar Corporation (Valspar) at $113 per share in an all cash transaction for a total purchase price of $8.9 billion, net of divestiture proceeds of $431.0 million (Acquisition). The Acquisition expanded the Company's diversified array of brands and technologies, expanded its global platform and added new capabilities in its packaging and coil businesses. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

The preliminary allocation of the fair value of the Acquisition is summarized in the following table. Allocations are based on the acquisition method of accounting and in-process third-party valuation appraisals. The allocation of the fair value will be finalized within the allowable measurement period. There were no material purchase accounting adjustments during the first quarter of 2018.

(Millions of dollars)

Cash	$129.1
Accounts receivable	817.5
Inventories	684.4
Indefinite-lived trademarks	775.9
Finite-lived intangible assets	5,071.8
Goodwill	5,654.4
Property, plant and equipment	841.0
All other assets	231.3
Accounts payable	(553.2)
Long-term debt	(1,603.5)
Deferred taxes	(2,015.3)
All other liabilities	(1,094.0)
Total	$8,939.4
Total, net of cash	$8,810.3
Finite-lived intangible assets include customer relationships of $3.3 billion and intellectual property and technology of $1.8 billion, which are being amortized over weighted average amortization periods ranging from 15 to 20 years. Based on the preliminary purchase accounting, goodwill of $2.3 billion, $1.9 billion and $1.5 billion was recorded in The Americas Group, Performance Coatings Group and Consumer Brands Group, respectively, and relates primarily to expected synergies.
The Company's Net sales and Net income for the three months ended March 31, 2018 included sales of $1.067 billion and a profit before tax of $80.7 million related to the Acquisition. Net income for the three months ended March 31, 2018 included Acquisition-related costs and purchase accounting amortization impacts of $119.8 million and Acquisition-related interest expense of $68.6 million. Net income for the three months ended March 31, 2017 included Acquisition-related costs and Acquisition-related interest expense of $8.0 million and $5.0 million, respectively.
The following pro forma information presents consolidated financial information as if Valspar had been acquired at the beginning of 2017. Pro forma adjustments have been made to exclude Valspar's divested North American industrial wood coatings business results and certain transaction and integration costs from all periods presented. Interest expense has been adjusted as though total debt related to the Acquisition had been outstanding at January 1, 2017. Amortization of acquired intangibles and fixed asset step-ups has been adjusted as though the amortization period started January 1, 2017. The $54.9 million amortization of inventory cost increases resulting from the preliminary purchase accounting has been included in 2017 to reflect the pro forma transaction date of January 1, 2017. The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the Acquisition taken place on January 1, 2017, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2018	2017
Net sales	$3,965,006	$3,708,528
Net income	280,110	124,536
Net income per common share:
Basic	$3.00	$1.35
Diluted	$2.93	$1.32

NOTE 5—DIVIDENDS
Dividends paid on common stock during the first quarter of 2018 and 2017 were $.86 per common share and $.85 per common share, respectively.
NOTE 6—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the three months ended March 31, 2018 and 2017:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net Gains on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(353,346)	$(84,863)	$2,320	$51,019	$(384,870)
Amounts recognized in Other comprehensive loss	52,732				52,732
Amounts reclassified from Other comprehensive loss (1)		(209)	(2,320)	(988)	(3,517)
Net change	52,732	(209)	(2,320)	(988)	49,215
Balance at March 31, 2018	$(300,614)	$(85,072)	$—	$50,031	$(335,655)

(1) Net of taxes of $90 for pension and other postretirement benefit adjustments, $760 for realized gains on the sale of available-for-sale securities and $1,047 for realized gains on cash flow hedges.

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(501,277)	$(125,096)	$1,015	$85,007	$(540,351)
Amounts recognized in Other comprehensive loss (2)	20,778		630	(30,754)	(9,346)
Amounts reclassified from Other comprehensive loss (3)		279	5		284
Net change	20,778	279	635	(30,754)	(9,062)
Balance at March 31, 2017	$(480,499)	$(124,817)	$1,650	$54,253	$(549,413)

(2) Net of taxes of $(389) for unrealized net gains on available-for-sale securities and $18,895 for unrealized net losses on cash flow hedges.
(3) Net of taxes of $(142) for pension and other postretirement benefit adjustments and $(3) for realized losses on the sale of available-for-sale securities.

NOTE 7—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2018 and 2017, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2018	2017
Balance at January 1	$151,425	$34,419
Charges to expense	6,437	6,076
Settlements	(4,488)	(7,508)
Balance at March 31	$153,374	$32,987
For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 8—EXIT OR DISPOSAL ACTIVITIES
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
In the three months ended March 31, 2018, ten stores in The Americas Group and two branches in the Performance Coatings Group were closed due to lower demand or redundancy. The Company continues to evaluate all legacy operations in response to the Acquisition in order to optimize restructured operations. These Acquisition-related restructuring charges to date are recorded in the Administrative segment as presented in the table below. The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2018:

(Thousands of dollars)
		Provisions	Actual
	Balance at	in Cost of	Expenditures	Balance at
	December 31,	Goods Sold	Charged to	March 31,
Exit Plan	2017	or SG&A	Accrual	2018
Administrative segment Acquisition-related restructuring in 2017:
Severance and related costs	$6,019	$3,789	$(5,883)	$3,925
Other qualified exit costs	5,541	—	(1,831)	3,710
Performance Coatings Group stores shutdown in 2017:
Severance and related costs	14	—	(12)	2
Other qualified exit costs	121	—	(17)	104
Consumer Brands Group facilities shutdown in 2016:
Severance and related costs	21	10	—	31
Performance Coatings Group stores shutdown in 2016:
Other qualified exit costs	111	—	(21)	90
Severance and other qualified exit costs for facilities shutdown prior to 2016	1,558	—	(320)	1,238
Totals	$13,385	$3,799	$(8,084)	$9,100
For further details on the Company’s exit or disposal activities, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 9—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2018	2017	2018	2017	2018	2017
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$4,357	$5,313	$2,016	$1,918	$498	$543
Interest cost	8,152	6,410	2,352	1,638	2,545	2,643
Expected return on assets	(14,434)	(10,309)	(2,685)	(1,764)
Recognition of:
Unrecognized prior service cost	379	341	—		(1,642)	(1,645)
Unrecognized actuarial loss		1,661	383	(53)	581	11
Ongoing pension (credit) cost	(1,546)	3,416	2,066	1,739	1,982	1,552
Curtailment expense	825		—
Net pension costs (credits)	$(721)	$3,416	$2,066	$1,739	$1,982	$1,552

Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other income - net. See Note 2 for information on the adoption of ASU No. 2017-07.
During the first quarter of 2018, the Company's domestic defined benefit plan was split into two separate overfunded plans: one that will continue to operate (Ongoing Plan) and one that will be terminated (Terminating Plan). The Company provided notice to participants of the Terminating Plan of the intent to terminate the plan and applied for a determination letter. The Terminating Plan was frozen as of March 31, 2018, which resulted in a curtailment expense. During the second quarter of 2018, the Terminating Plan was terminated. The Company has begun the process of winding up the Terminating Plan, which will include settling plan liabilities by offering lump sum distributions to plan participants or purchasing annuity contracts for those who either do not elect lump sums or are already receiving benefit payments. The Company's settlement obligation will depend on the nature of participant settlements and the prevailing market conditions.
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 10—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2018, the unaccrued maximum of the estimated range of possible outcomes is $98.5 million higher than the minimum.
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
Included in Other long-term liabilities at March 31, 2018 and 2017 were accruals for extended environmental-related activities of $177.8 million and $161.6 million, respectively. Estimated costs of current investigation and remediation activities of $27.0 million and $20.0 million are included in Other accruals at March 31, 2018 and 2017, respectively.

Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2018. At March 31, 2018, $160.9 million, or 78.6 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $98.5 million at March 31, 2018, $77.4 million, or 78.6 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 11 – LITIGATION
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. The Company has not accrued any amounts for such litigation. With respect to such litigation, with the exception of the public nuisance litigation in California discussed below, the Company does not believe that it is probable that a loss has occurred, and it is not possible to estimate the range of potential losses as there is no prior history of a loss of this nature and there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
On February 18, 2014, the Company filed a motion for new trial and a motion to vacate the judgment. The court denied these motions on March 24, 2014. On March 28, 2014, the Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. The filing of the notice of appeal effects an automatic stay of the judgment without the requirement to post a bond. Oral argument before the Sixth District Court of Appeal was held on August 24, 2017. On November 14, 2017, the Sixth District Court of Appeal entered its decision, which affirmed the trial court’s judgment of liability with respect to residences built before 1951 and reversed and vacated the trial court’s judgment with respect to residences built after 1950. The Sixth District Court of Appeal directed the trial court to: (i) recalculate the amount of the abatement fund to limit the fund to the amount necessary to cover the cost of inspecting and remediating pre-1951 residences; and (ii) hold an evidentiary hearing to appoint a suitable receiver. On November 29, 2017, the Company and the two other defendants filed separate Petitions for Rehearing, which the Sixth District Court of Appeal denied on December 6, 2017. The Sixth District Court of Appeal’s decision became final on December 14, 2017. On December 22, 2017, the Company and the two other defendants submitted separate Petitions for Review to the California Supreme Court. On February 14, 2018, the California Supreme Court issued an order denying the Petitions for Review. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence. The Company intends to file a Petition for Writ of Certiorari with the Supreme Court of the United States seeking discretionary review. The Company also may file a motion to stay the Santa Clara County, California proceeding while the Petition for Writ of Certiorari is pending.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. The case is currently pending in the District Court. Three cases also are pending in the United States District Court for the Eastern District of Wisconsin (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) in which dispositive motions have been filed and are currently pending. No trial dates have been set by the District Court. In Maniya Allen, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, cases involving six of the 161 plaintiffs have been selected for discovery, although no trial dates have been set by the District Court. In Dijonae Trammell, et al. v. American Cyanamid, et al., also pending in the

United States District Court for the Eastern District of Wisconsin, discovery for one of the three plaintiffs has been consolidated with the six Allen cases referenced above, although no trial date has been set by the District Court.
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
NOTE 12—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2018	2017
Provisions for environmental matters - net	$765	$519
Loss (gain) on sale or disposition of assets	2,225	(243)
Total	$2,990	$276
Provisions for environmental matters - net represent site-specific increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. See Note 10 for further details on the Company’s environmental-related activities.
The loss (gain) on sale or disposition of assets represents net realized losses (gains) associated with the sale or disposal of fixed assets previously used in the conduct of the primary business of the Company.
Other income - net
Included in Other income - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2018	2017
Dividend and royalty income	$(1,451)	$(1,844)
Net expense from banking activities	2,236	2,472
Foreign currency transaction related gains	(2,462)	(3,586)
Miscellaneous pension income	(3,544)	(1,067)
Other income	(7,109)	(4,960)
Other expense	3,058	3,551
Total	$(9,272)	$(5,434)
Foreign currency transaction related gains represent net realized gains on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized gains from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at March 31, 2018 and 2017.
Miscellaneous pension income consists of the non-service components of net pension costs (credits). See Note 2 for information on the adoption of ASU No. 2017-07 and Note 9 for the detail of net pension costs (credits).

Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.
NOTE 13—INCOME TAXES
The effective tax rate was 17.6 percent for the first quarter of 2018 compared to 22.0 percent for the first quarter of 2017. The decrease in the effective tax rate for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the overall favorable impact of the Tax Cuts and Jobs Act (Tax Act). The Company received favorable tax benefits from the reduction in the corporate domestic income tax rate from 35 percent to 21 percent and a deduction related to foreign-derived intangible income. These benefits were partially offset by the Tax Act’s elimination of the domestic manufacturing deduction, a reduction in allowable foreign tax credits and a decreased benefit related to international tax rate differences.
In accordance with Staff Accounting Bulletin (SAB) No. 118, based on the information available as of December 31, 2017, the Company recorded a provisional reduction of income taxes of $607.9 million as a result of the Tax Act. The Company's deferred tax liabilities were reduced by $560.2 million due to the lower income tax rate. The remaining $47.7 million is the effects of the implementation of the territorial tax system and the remeasurement of U.S. deferred tax liabilities on unremitted foreign earnings. The final impact of the Tax Act may differ from the provisional amounts recorded at December 31, 2017, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. There were no significant changes to any of the balances recorded at December 31, 2017 as a result of the Tax Act during the first three months of 2018.
At December 31, 2017, the Company had $59.0 million in unrecognized tax benefits, the recognition of which would have an effect of $49.5 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2017 was $5.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions. The Company acquired $18.9 million of unrecognized tax benefits as a part of the preliminary opening balance sheet of Valspar and is subject to measurement period adjustments.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2017, the Company had accrued $14.6 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2017 during the first three months of 2018.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2014 and 2015 income tax returns, as well as the 2014 and 2015 tax years of a Valspar subsidiary. No significant adjustments have been proposed by the IRS. The IRS and the Joint Committee of Taxation have approved refund claims for the 2010, 2011 and 2012 tax years. The Company will receive approximately $7.5 million of tax and interest related to the refund claims by the end of the 2018 tax year. As of March 31, 2018, the federal statute of limitations has not expired for the 2013, 2014, 2015 and 2016 tax years.
As of March 31, 2018, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2017.

NOTE 14—NET INCOME PER COMMON SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2018	2017
Basic
Average common shares outstanding	93,339,564	92,550,559
Net income	$250,127	$239,152
Basic net income per common share	$2.68	$2.58

Diluted
Average common shares outstanding	93,339,564	92,550,559
Stock options and other contingently issuable shares (1)	2,138,874	1,931,574
Non-vested restricted stock grants	67,714	59,726
Average common shares outstanding assuming dilution	95,546,152	94,541,859
Net income	$250,127	$239,152
Diluted net income per common share	$2.62	$2.53

(1)
Stock options and other contingently issuable shares for the three months ended March 31, 2017 excludes 40,074 shares due to their anti-dilutive effect. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2018.

NOTE 15—REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company has determined that it has three reportable operating segments: The Americas Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments).

(Thousands of dollars)	Three Months Ended March 31, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,080,415	$656,379	$1,227,775	$437	$3,965,006
Intersegment transfers	53	766,063	5,844	(771,960)
Total net sales and intersegment transfers	$2,080,468	$1,422,442	$1,233,619	$(771,523)	$3,965,006

Segment profit	$337,392	$74,228	$90,766		$502,386
Interest expense				$(91,547)	(91,547)
Administrative expenses and other				(107,253)	(107,253)
Income before income taxes	$337,392	$74,228	$90,766	$(198,800)	$303,586

	Three Months Ended March 31, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$1,951,746	$323,366	$484,454	$1,821	$2,761,387
Intersegment transfers	2,340	695,838	3,799	(701,977)
Total net sales and intersegment transfers	$1,954,086	$1,019,204	$488,253	$(700,156)	$2,761,387

Segment profit	$305,224	$55,914	$57,112		$418,250
Interest expense				$(25,695)	(25,695)
Administrative expenses and other				(85,950)	(85,950)
Income before income taxes	$305,224	$55,914	$57,112	$(111,645)	$306,605

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
Net external sales of all consolidated foreign subsidiaries were $919.7 million and $419.0 million for the first quarter of 2018 and 2017, respectively. Long-lived assets of these subsidiaries totaled $3.722 billion and $497.1 million at March 31, 2018 and March 31, 2017, respectively. The increase in net external sales and long-lived assets is primarily due to the Acquisition. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes, or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10 percent of consolidated sales during all periods presented.
For further details on the Company's Reportable Segments, see Note 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 16—FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. The Company did not have any fair value measurements unrelated to purchase accounting for its non-financial assets and liabilities during the first quarter. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy:

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$61,256	$34,806	$26,450
Liabilities:
Deferred compensation plan liabilities (2)	$70,200	$70,200

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $57,537.

(2) The deferred compensation plan liabilities are the Company’s liabilities under its deferred compensation plans. The liabilities represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.
NOTE 17—DEBT
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

(Thousands of dollars)
	March 31, 2018		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,739,950	$8,670,864	$1,908,209	$1,925,031
Non-publicly traded debt	1,152,246	1,082,658	4,089	3,770
On February 27, 2018, the Company amended the five-year credit agreement entered into in May 2016 to increase it by $250.0 million up to an aggregate availability of $750.0 million.

NOTE 18—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $189.5 million and $197.6 million at March 31, 2018 and 2017, respectively. The liability for estimated future capital contributions to the investments was $167.0 million and $166.0 million at March 31, 2018 and 2017, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paints, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe, Asia and Australia. The Company is structured into three reportable segments—The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 15 for more information.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2018, but was impacted by a decrease in net working capital of $377.9 million at March 31, 2018 compared to the end of the first quarter of 2017 due to a significant increase in current liabilities partially offset by a significant increase in current assets primarily due to the acquisition of The Valspar Corporation (Valspar or the Acquisition) (see Note 4). Cash and cash equivalents decreased $859.2 million while current portion of long-term debt decreased $699.6 million resulting from 1.35% senior notes becoming due in 2017. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash for the three months ended March 31, 2018 was a cash source of $40.7 million compared to a cash source of $231.8 million for the same period in 2017.
Consolidated net sales increased 43.6 percent in the first quarter of 2018 to $3.965 billion from $2.761 billion in the first quarter of 2017. The increase was due primarily to the Acquisition, which increased sales 38.6 percent in the first quarter, as well as selling price increases and higher paint sales volume in The Americas Group. Consolidated gross profit as a percent of consolidated net sales decreased in the first quarter of 2018 to 42.5 percent compared to 48.6 percent in the first quarter of 2017 due primarily to the higher raw material costs partially offset by increased paint volume and favorable currency impacts. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 30.6 percent from 36.6 percent in the first quarter of 2017 primarily due to realized administrative synergies from Valspar operations. Amortization expense increased $78.9 million in the first quarter of 2018 versus 2017 due to the Acquisition and related purchase accounting fair value adjustments.
Interest expense increased $65.9 million in the first quarter of 2018 versus 2017 primarily due to increased debt levels to fund the Acquisition. The effective tax rate was 17.6 percent for the first quarter of 2018 compared to 22.0 percent for the first quarter of 2017. Excluding the impact of share-based payments, the effective tax rate was 22.2 percent for the first quarter of 2018 compared to 32.8 percent for the first quarter of 2017. Diluted net income per common share in the quarter increased to $2.62 per share from $2.53 per share in 2017. First quarter 2018 diluted net income per common share included a $.95 per share charge from Acquisition-related costs, purchase accounting impacts and increased amortization of intangibles. First quarter 2017 diluted net income per common share included an $.08 per share charge from Acquisition-related costs.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and

Analysis of Financial Condition and Results of Operations and in Note 1, on pages 46 through 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2017. See Note 7 for accounting policy information regarding warranties and deferred revenue related to furniture protection plans for the Acquisition.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
On June 1, 2017, the Company completed the Acquisition for a total purchase price of $8.9 billion. On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively, the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
The Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note 4 for a table detailing the preliminary opening balance sheet. Net working capital decreased $377.9 million at March 31, 2018 compared to the end of the first quarter of 2017 due to a significant increase in current liabilities partially offset by a significant increase in current assets primarily due to the Acquisition. Cash and cash equivalents decreased $859.2 million while current portion of long-term debt decreased $699.6 million resulting from 1.35% senior notes becoming due in 2017. In the first three months of 2018, accounts receivable increased $221.9 million, inventories increased $200.3 million and other current assets increased $44.6 million when normal seasonal trends typically require significant growth in these categories. Cash and cash equivalents decreased $45.6 million during the first quarter of 2018, accounts payable increased $183.8 million and short-term borrowings increased $286.3 million due to normal operations. Accrued taxes increased $33.1 million, compensation and taxes withheld liabilities decreased $90.9 million and other accruals decreased $72.4 million, all primarily due to timing of payments. Total debt at March 31, 2018 increased $8.858 billion to $10.812 billion from $1.954 billion at March 31, 2017 and increased as a percentage of total capitalization to 74.6 percent from 48.6 percent at the end of the first quarter last year. Total debt increased $291.6 million from December 31, 2017 and increased as a percentage of total capitalization from 74.0 percent to 74.6 percent. At March 31, 2018, the Company had remaining short-term borrowing ability of $1.715 billion. Net operating cash decreased $191.1 million in the first three months of 2018 to a cash source of $40.7 million from a cash source of $231.8 million in 2017. In the twelve month period from April 1, 2017 through March 31, 2018, the Company generated net operating cash of $1.693 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $45.6 million during the first three months of 2018. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, capital expenditures of $42.3 million and payments of cash dividends of $81.0 million. At March 31, 2018, the Company’s current ratio was 1.13 compared to 1.12 at December 31, 2017 and 1.32 a year ago.
Goodwill and intangible assets decreased $40.4 million from December 31, 2017 and increased $11.394 billion from March 31, 2017. The net decrease during the first three months of 2018 was primarily due to amortization of $85.0 million and purchase accounting adjustments of $20.8 million, partially offset by foreign currency translation of $65.2 million. The net increase over the twelve month period from March 31, 2017 was primarily due to acquired goodwill and intangible assets of $11.506 billion, capitalized software additions of $12.9 million and foreign currency translation of $163.1 million, partially offset by amortization of $285.6 million and impairments of $2.0 million. Based on the preliminary purchase accounting, goodwill of $2.3 billion, $1.5 billion and $1.9 billion was recognized in The Americas Group, Consumer Brands Group and Performance Coatings Group, respectively. See Note 4, on pages 51 and 52, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning goodwill and intangible assets.
Deferred pension assets increased $1.7 million during the first three months of 2018 and increased $74.2 million from March 31, 2017. The increase in the last twelve months was due to an increase in the fair value of plan assets plans partially offset by increased pension benefit obligations primarily due to changes in actuarial assumptions and acquired Valspar plans. See Note 6, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s benefit plan assets.
Other assets at March 31, 2018 increased $64.0 million in the first three months of 2018 and increased $123.8 million from a year ago primarily due to changes in deferred tax assets.
Net property, plant and equipment decreased $37.1 million in the first three months of 2018 and increased $776.9 million in the twelve months since March 31, 2017. The decrease in the first three months was primarily due to depreciation expense of $71.6 million, sale or disposition of fixed assets of $9.6 million and changes in currency translation rates of $6.1 million, partially offset by capital expenditures of $42.3 million and purchase accounting adjustments of $8.0 million. Since March 31, 2017, increases from the Acquisition of $841.0 million, capital expenditures of $222.9 million and changes in currency translation rates of $52.7 million were partially offset by depreciation expense of $312.0 million and sale or disposition of fixed assets of $27.7 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative Segment.
On June 2, 2017, the Company closed its previously announced exchange offers and consent solicitations (collectively, the "Exchange Offer") for the outstanding senior notes of Valspar. Pursuant to the Exchange Offer, the Company issued an aggregate principal amount of approximately $1.478 billion. On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. As previously disclosed, the interest rate locks entered into in 2016 settled in March 2017 resulting in a pretax gain of $87.6 million recognized in Cumulative other comprehensive loss. This gain is being amortized from Cumulative other comprehensive loss to a reduction of interest expense over the terms of the New Notes. For the three months ended March 31, 2018, the amortization of the unrealized gain reduced interest expense by $2.0 million. The Company expects to amortize unrealized gains of $8.3 million from Cumulative other comprehensive loss to Interest expense during the next twelve months. In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. As of March 31, 2018, the term loan had an outstanding balance of $850.0 million.
On February 27, 2018, the Company amended the five-year credit agreement entered into in May 2016 to increase the aggregate availability to $750.0 million. In September 2017, the Company entered into a five-year letter of credit agreement, subsequently amended, with an aggregate availability of $500.0 million. The credit agreements are being used for general corporate purposes. At March 31, 2018, there was $450.0 million borrowings outstanding under these credit agreements. See Note 7, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s debt.
At March 31, 2018, the Company had outstanding borrowings of $435.3 million with a weighted average interest rate of 2.5 percent under its commercial paper program. The Company had unused capacity under the global credit agreement of $914.7 million at March 31, 2018. Short-term borrowings under various other foreign programs were $34.7 million with a weighted average interest rate of 7.2 percent.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2017 and March 31, 2017. See Note 6, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at March 31, 2018 increased $60.5 million in the first three months of 2018 and increased $1.479 billion from a year ago primarily due to increased deferred tax liabilities as a result of the Acquisition.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2018. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2018. See Note 10 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $286.3 million to $920.0 million at March 31, 2018 from $633.7 million at December 31, 2017. Total long-term debt increased $5.3 million to $9.892 billion at March 31, 2018 from $9.887 billion at December 31, 2017, and increased $7.980 billion from $1.912 billion at March 31, 2017. There have been no other significant changes to the

Company’s contractual obligations and commercial commitments in the first quarter of 2018 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 7 for changes to the Company’s accrual for product warranty claims in the first three months of 2018.
Litigation
See Note 11 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity decreased $2.1 million to $3.690 billion at March 31, 2018 from $3.692 billion at December 31, 2017 and increased $1.625 billion from $2.065 billion at March 31, 2017. The decrease in Shareholders’ equity for the first three months of 2018 resulted primarily from treasury stock purchases of $241.1 million and cash dividends paid on common stock of $81.0 million partially offset by net income of $250.1 million and increases in Cumulative other comprehensive loss and Other capital. The increase in Shareholders' equity since March 31, 2017 resulted primarily from net income of $1.783 billion, an increase in Other capital of $213.6 million and a decrease in Cumulative other comprehensive loss of $213.8 million partially offset by cash dividends paid on common stock of $1.6 million and and treasury stock purchases.
During the first three months of 2018, the Company purchased 600,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2018 to purchase 11.05 million shares of its common stock. In February 2018, the Board of Directors increased the quarterly cash dividend from $.85 per common share to $.86 per common share. This quarterly dividend will result in an annual dividend for 2018 of $3.44 per common share or a 18.4 percent payout of 2017 diluted net income per common share.
Cash Flow
Net operating cash for the three months ended March 31, 2018 was a cash source of $40.7 million compared to a cash source of $231.8 million for the same period in 2017. The decrease in net operating cash was primarily due to cash requirements for working capital. Net investing cash usage increased $10.6 million in the first three months of 2018 to a usage of $40.6 million from a usage of $29.9 million in 2017 primarily due to decreased proceeds from sale of assets. Net financing cash usage decreased $32.7 million to a usage of $27.4 million in the first three months of 2018 from a usage of $60.1 million in 2017 primarily due to proceeds from short-term debt partially offset by treasury stock purchases. In the twelve month period from April 1, 2017 through March 31, 2018, the Company generated net operating cash of $1.693 billion, used $9.058 billion in investing activities and generated $6.547 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that upon close of the Acquisition, the Company’s leverage ratio is not to exceed 5.25 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the combined companies for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2018, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the first quarter:

(Thousands of dollars)	Three Months Ended March 31,
	2018	2017	Change
Net Sales:
The Americas Group	$2,080,415	$1,951,746	6.6%
Consumer Brands Group	656,379	323,366	103.0%
Performance Coatings Group	1,227,775	484,454	153.4%
Administrative	437	1,821	-76.0%
Total	$3,965,006	$2,761,387	43.6%

(Thousands of dollars)	Three Months Ended March 31,
	2018	2017	Change
Income Before Income Taxes:
The Americas Group	$337,392	$305,224	10.5%
Consumer Brands Group	74,228	55,914	32.8%
Performance Coatings Group	90,766	57,112	58.9%
Administrative	(198,800)	(111,645)	-78.1%
Total	$303,586	$306,605	-1.0%
Consolidated net sales increased in the first quarter of 2018 due primarily to the addition of Valspar sales, selling price increases and higher paint sales volume in The Americas Group. Currency translation rate changes provided a favorable impact on consolidated net sales in the quarter for the Performance Coatings Group and the Consumer Brands Group.
Net sales of all consolidated foreign subsidiaries were up 119.5 percent to $919.7 million in the quarter compared to $419.0 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to the addition of Valspar sales. Net sales of all operations other than consolidated foreign subsidiaries were up 30.0 percent to $3.045 billion in the quarter as compared to $2.342 billion in the same period last year.
Net sales in The Americas Group increased in the first quarter due primarily to higher architectural paint sales volume across most end market segments and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 5.2 percent in the quarter compared to last year’s comparable period. Sales of non-paint products increased by 6.9 percent over last year's first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group increased in the first quarter primarily due to the inclusion of Valspar sales and selling price increases, partially offset by lower volume sales to some of the Group's retail customers. Valspar sales increased the Consumer Brands Group's Net sales by 108.3% in the quarter. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the first quarter due primarily to the inclusion of Valspar sales and selling price increases. Valspar sales increased the Performance Coatings Group's Net sales by 148.1% in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first quarter.
Consolidated gross profit increased $343.8 million in the first quarter of 2018 compared to the same period in 2017 primarily due to Valspar sales and increased paint sales volume partially offset by higher raw material costs. Consolidated gross profit as a percent of consolidated net sales decreased in the first quarter of 2018 to 42.5 percent compared to 2017 at 48.6 percent due primarily to higher raw material costs and unfavorable product sales mix.
The Americas Group’s gross profit was higher than last year by $61.7 million in the first quarter due to higher paint sales volume and selling price increases, partially offset by increased raw material costs. The Americas Group’s gross profit as a percent of sales was essentially flat in the quarter due to increased raw material costs, offset by increased paint sales volume and selling price increases. The Consumer Brands Group’s gross profit increased by $102.7 million in the quarter compared to the same period last year primarily from the inclusion of Valspar sales, partially offset by increased raw material costs, and lower volume sales to some of the Group’s retail and commercial customers. The Consumer Brands Group’s gross profit as a percent of sales was down in the quarter compared to the same period last year due to increased raw material costs and lower sales volumes, only partially offset by the inclusion of Valspar sales. The Performance Coatings Group’s gross profit increased $183.2 million in the first quarter compared to the same period last year, when stated in U.S. dollars, primarily due to the inclusion of Valspar sales, selling price increases and higher sales volume partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of sales was down in the quarter compared to the same period last year primarily due to higher raw material costs, only partially offset by the inclusion of Valspar sales, selling price increases and higher sales volume. The Administrative segment’s gross profit decreased by $3.8 million in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $203.5 million in the first quarter of 2018 versus last year due primarily to the inclusion of Valspar, increased expenses to support higher sales levels and net new store openings. In the first quarter of 2018, expenses associated with the Acquisition were $194.0 million compared to $5.0 million in 2017. As a percent of sales, consolidated SG&A decreased to 30.6 percent in the first quarter of 2018 from 36.6 percent in the first quarter of 2017 primarily due to realized administrative synergies from the Acquisition.
The Americas Group’s SG&A increased $30.4 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased $61.3 million in the quarter compared to the same period last year primarily due to the impact from Valspar operations partially offset by good expense control. The Performance Coatings Group’s SG&A increased $95.9 million in the quarter primarily due to the impact from Valspar operations and foreign currency exchange rates, partially offset by improved expense control. The Administrative segment’s SG&A increased $15.9 million in the first quarter primarily due to increased costs associated with the Acquisition.
Amortization expense increased $78.9 million in the first quarter of 2018 versus 2017 primarily due to amortization of acquired intangibles. In the first quarter of 2018, amortization of acquired intangibles was $54.3 million and $23.2 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense increased $65.9 million in the first quarter of 2018 versus 2017 due to the Acquisition-related debt incurred.
Other general expense—net increased $2.7 million in the first quarter of 2018 versus 2017 primarily due to net losses associated with the sale or disposition of assets in the Administrative segment.
Other expense (income)—net improved $3.8 million in the first quarter as compared to 2017 primarily due to an increase in miscellaneous pension income.
Consolidated income before income taxes decreased $3.0 million in the first quarter of 2018 versus last year, primarily due to Acquisition-related interest costs, and increased amortization of intangibles, partially offset higher segment profits in The Americas Group.
The effective tax rate was 17.6 percent for the first quarter of 2018 compared to 22.0 percent for the first quarter of 2017. Excluding the impact of share-based payments, the effective tax rate was 22.2 percent for the first quarter of 2018 compared to 32.8 percent for the first quarter of 2017. The decrease in the effective tax rate for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the overall favorable impact of the Tax Cuts and Jobs Act (Tax Act). The Company received favorable tax benefits from the reduction in the corporate domestic income tax rate from 35 percent to 21 percent and a deduction related to foreign-derived intangible income. These benefits were partially offset by the Tax Act’s elimination of the domestic manufacturing deduction, a reduction in allowable foreign tax credits as well as a decreased benefit related to international tax rate differences.
Diluted net income per common share in the quarter increased to $2.62 per share from $2.53 per share in 2017. First quarter 2018 diluted net income per common share included a $.95 per share charge from Acquisition-related costs and increased amortization of intangibles. First quarter 2017 diluted net income per common share included a $.08 per share charge from Acquisition-related costs. Currency translation rate changes did not have a significant impact on diluted net income per common share in the quarter.
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

(Thousands of dollars)	Three Months Ended March 31,
	2018	2017
Net income	$250,127	$239,152
Interest expense	91,547	25,695
Income taxes	53,459	67,453
Depreciation	71,591	44,595
Amortization	85,049	6,170
EBITDA	551,773	383,065
Valspar EBITDA *	137,922	(7,457)
EBITDA without Valspar	$413,851	$390,522

* Valspar EBITDA for 2018 includes Valspar operations, purchase accounting items and Acquisition costs. Valspar EBITDA for 2017 includes Acquisition costs only.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. We acquired The Valspar Corporation, or Valspar, on June 1, 2017 and have not yet included Valspar in our assessment of the effectiveness of our internal control over financial reporting. For the first quarter 2018, Valspar accounted for $1.1 billion of our total net sales and as of March 31, 2018 had total assets of $4.1 billion. Valspar will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.

Except as described in the preceding paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information with respect to certain environmental-related matters and legal proceedings, see the information included under the captions entitled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 10 and 11 of the “Notes to Condensed Consolidated Financial Statements,” which is incorporated herein by reference.

Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the first quarter ended March 31, 2018, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)				11,650,000
Employee transactions (2)	1,000	$422.14		N/A

February 1 - February 28
Share repurchase program (1)	161,820	$399.59	161,820	11,488,180
Employee transactions (2)	50,769	$401.09		N/A

March 1 - March 31
Share repurchase program (1)	438,180	$402.77	438,180	11,050,000
Employee transactions (2)	587	$394.47		N/A
Total
Share repurchase program (1)	600,000	$401.91	600,000	11,050,000
Employee transactions (2)	52,356	$401.42		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at March 31, 2018 to purchase 11,050,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the three months ended March 31, 2018, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory, tax compliance and other advisory services.

Item 6. Exhibits.

4.1
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among The Sherwin-Williams Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

10.1*
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

THE SHERWIN-WILLIAMS COMPANY

April 25, 2018	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

April 25, 2018	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer