Form 10-Q
period 2018-06-30
SHERWIN WILLIAMS CO
filed 2018-07-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2018
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

Common Stock, $1.00 Par Value – 93,381,022 shares as of June 30, 2018.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5. Other Information	39
Item 6. Exhibits	40

SIGNATURES	41
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$4,773,796	$3,735,817	$8,738,802	$6,497,204
Cost of goods sold	2,735,168	2,001,200	5,013,327	3,419,534
Gross profit	2,038,628	1,734,617	3,725,475	3,077,670
Percent to net sales	42.7%	46.4%	42.6%	47.4%
Selling, general and administrative expenses	1,307,861	1,153,779	2,522,426	2,164,800
Percent to net sales	27.4%	30.9%	28.9%	33.3%
Other general expense - net	26,979	1,775	29,969	2,051
Amortization	73,893	28,918	158,942	35,088
Interest expense	93,507	56,729	185,054	82,424
Interest and net investment income	(559)	(3,091)	(2,177)	(4,371)
Other income - net	(1,139)	(12,496)	(10,411)	(17,930)
Income from continuing operations before income taxes	538,086	509,003	841,672	815,608
Income taxes	134,482	148,352	187,941	215,805
Net income from continuing operations	403,604	360,651	653,731	599,803

Loss from discontinued operations (see Note 4)
Income taxes		41,540		41,540
Net loss from discontinued operations	—	(41,540)	—	(41,540)

Net income	$403,604	$319,111	$653,731	$558,263

Basic net income per common share
Continuing operations	$4.34	$3.89	$7.02	$6.47
Discontinued operations	—	(.45)	—	(.45)
Net income per common share	$4.34	$3.44	$7.02	$6.02

Diluted net income per common share
Continuing operations	$4.25	$3.80	$6.86	$6.34
Discontinued operations	—	(.44)	—	(.44)
Net income per common share	$4.25	$3.36	$6.86	$5.90

Average shares outstanding - basic	92,926,421	92,841,148	93,132,993	92,695,853
Average shares and equivalents outstanding - diluted	94,884,187	94,968,636	95,258,956	94,697,439
Comprehensive income	196,810	349,288	$496,152	$579,378
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30, 2018	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$154,973	$204,213	$210,049
Accounts receivable, less allowance	2,625,066	2,104,555	2,377,874
Inventories:
Finished goods	1,443,538	1,415,339	1,468,671
Work in process and raw materials	431,113	386,036	386,266
	1,874,651	1,801,375	1,854,937
Other current assets	382,515	355,697	411,141
Total current assets	5,037,205	4,465,840	4,854,001
Property, plant and equipment:
Land	245,247	254,676	259,415
Buildings	919,212	962,094	961,870
Machinery and equipment	2,589,790	2,572,963	2,595,633
Construction in progress	143,393	177,056	134,518
	3,897,642	3,966,789	3,951,436
Less allowances for depreciation	2,121,264	2,089,674	2,061,519
	1,776,378	1,877,115	1,889,917
Goodwill	6,994,206	6,814,345	7,178,113
Intangible assets	5,463,518	6,002,361	6,002,534
Deferred pension assets	301,664	296,743	224,695
Other assets	581,761	502,023	568,138
Total assets	$20,154,732	$19,958,427	$20,717,398

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$650,718	$633,731	$51,904
Accounts payable	2,049,123	1,791,552	1,783,648
Compensation and taxes withheld	405,762	508,166	395,867
Accrued taxes	173,022	79,901	320,890
Current portion of long-term debt	1,179	1,179	701,101
Other accruals	910,283	972,651	898,503
Total current liabilities	4,190,087	3,987,180	4,151,913
Long-term debt	9,722,918	9,885,745	10,751,284
Postretirement benefits other than pensions	276,796	274,675	253,434
Deferred income taxes	1,380,370	1,434,196	2,467,348
Other long-term liabilities	837,472	684,443	702,159
Shareholders’ equity:
Common stock—$1.00 par value:
93,381,022, 93,883,645 and 93,410,169 shares outstanding
at June 30, 2018, December 31, 2017 and June 30, 2017, respectively	117,964	117,561	117,071
Other capital	2,795,196	2,723,183	2,606,757
Retained earnings	5,997,628	5,502,730	4,448,788
Treasury stock, at cost	(4,621,250)	(4,266,416)	(4,262,120)
Cumulative other comprehensive loss	(542,449)	(384,870)	(519,236)
Total shareholders' equity	3,747,089	3,692,188	2,391,260
Total liabilities and shareholders’ equity	$20,154,732	$19,958,427	$20,717,398

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income	$653,731	$558,263
Adjustments to reconcile net income to net operating cash:
Loss from discontinued operations	—	41,540
Depreciation	144,133	94,965
Amortization of intangible assets	158,942	35,088
Amortization of inventory purchase accounting adjustments	—	36,278
Stock-based compensation expense	36,776	35,866
Amortization of credit facility and debt issuance costs	5,513	2,940
Provisions for qualified exit costs	9,941	12,828
Provisions for environmental-related matters	32,018	1,629
Defined benefit pension plans net cost	(868)	10,554
Net change in postretirement liability	996	(7,422)
Deferred income taxes	27,455	(6,968)
Other	(9,995)	(630)
Change in working capital accounts - net	(471,675)	(239,495)
Costs incurred for environmental-related matters	(8,473)	(6,059)
Costs incurred for qualified exit costs	(14,325)	(8,904)
Other	14,927	25,660
Net operating cash	579,096	586,133

INVESTING ACTIVITIES
Capital expenditures	(101,826)	(83,635)
Acquisitions of businesses, net of cash acquired and divestiture (see Note 4)	—	(8,806,282)
Proceeds from sale of assets	14,354	37,131
Increase in other investments	(19,511)	(11,444)
Net investing cash	(106,983)	(8,864,230)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	23,985	(228,785)
Proceeds from long-term debt	—	7,984,375
Payments of long-term debt	(151,794)	(176)
Payments for credit facility and debt issuance costs	(113)	(45,454)
Payments of cash dividends	(161,641)	(158,934)
Proceeds from stock options exercised	33,419	79,157
Treasury stock purchased	(334,155)	—
Other	73,586	(26,420)
Net financing cash	(516,713)	7,603,763

Effect of exchange rate changes on cash	(4,640)	(5,410)
Net decrease in cash and cash equivalents	(49,240)	(679,744)
Cash and cash equivalents at beginning of year	204,213	889,793
Cash and cash equivalents at end of period	$154,973	$210,049

Income taxes paid	$95,181	$121,115
Interest paid	185,065	31,816

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2018 and 2017
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
There have been no significant changes in critical accounting policies since December 31, 2017, except as described in Note 2. Accounting estimates were revised as necessary during the first six months of 2018 based on new information and changes in facts and circumstances. Certain amounts in the 2017 condensed consolidated financial statements have been reclassified to conform to the 2018 presentation. See Note 2.
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
The consolidated results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
The only significant change that resulted from the new revenue standard was that certain advertising support that was previously classified as Selling, general and administrative expenses is now classified as a reduction of revenue. This reclassification had no effect on Net income, and therefore, there was no adjustment to the opening balance of retained earnings. During the six months ended June 30, 2018, this change resulted in $53.1 million within Consumer Brands Group being recorded as a reduction of Net sales rather than in Selling, general and administrative expenses. The Company does not expect the adoption of the new revenue standard to have a material impact on its Net income on an ongoing basis. Refer to Note 3 for additional information.
Effective January 1, 2018, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs." The standard requires the service component of pension and other postretirement benefit expense to be presented in the same income statement lines as other employee compensation costs, and the other components to be presented outside of operating income. The guidance on the presentation of components of pension and other postretirement benefit expense was adopted retrospectively, as required, and the practical expedient allowing estimates for comparative periods using the information previously disclosed in the pension and other postretirement benefit plan note was elected. The following table summarizes the impact of the standard for the six months ended June 30, 2018 and 2017.

(Thousands of dollars)
	Six Months Ended
	June 30, 2018		Six Months Ended June 30, 2017
	Impact of ASU 2017-07	As Reported	As Previously Reported (Without Adoption of ASU 2017-07)	Reclass for ASU 2017-07	As Reported in 2018

Cost of goods sold	$1,489	$5,013,327	$3,416,874	$2,660	$3,419,534
Selling, general and administrative expenses	5,958	2,522,426	2,155,667	9,133	2,164,800
Other expense (income) - net	(7,447)	(10,411)	(6,137)	(11,793)	(17,930)

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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

(Thousands of dollars)
	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at January 1, 2018	$2,104,555	$33,031	$135,150	$208,909	$8,745
Balance at June 30, 2018	2,625,066	45,678	130,805	180,369	8,745
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
The preliminary and final allocation of the fair value of the Acquisition is summarized in the following table. The allocation of the fair value is based on the acquisition method of accounting and third-party valuation appraisals.

(Millions of dollars)
	Preliminary Allocation (as reported at March 31, 2018)	Measurement Period Adjustments	Final Allocation (as reported at June 30, 2018)

Cash	$129.1	$—	$129.1
Accounts receivable	817.5	—	817.5
Inventories	684.4	—	684.4
Indefinite-lived trademarks	775.9	(161.6)	614.3
Finite-lived intangible assets	5,071.8	(148.9)	4,922.9
Goodwill	5,654.4	234.4	5,888.8
Property, plant and equipment	841.0	(0.3)	840.7
All other assets	231.3	3.8	235.1
Accounts payable	(553.2)	—	(553.2)
Long-term debt	(1,603.5)	—	(1,603.5)
Deferred taxes	(2,015.3)	99.4	(1,915.9)
All other liabilities	(1,094.0)	(26.8)	(1,120.8)
Total	$8,939.4	$—	$8,939.4
Total, net of cash	$8,810.3	$—	$8,810.3
Finite-lived intangible assets include customer relationships of $3.2 billion and intellectual property and technology of $1.7 billion, which are being amortized over weighted average amortization periods ranging from 15 to 20 years. The measurement period adjustments for finite-lived intangible assets resulted in a $7.7 million reduction of amortization expense in the three months ended June 20, 2018 that related to prior periods ($5.4 million for the year ended December 31, 2017 and $2.3 million for the three months ended March 31, 2018). Goodwill of $2.0 billion, $1.1 billion, and $2.8 billion was recorded in The Americas Group, Consumer Brands Group, and Performance Coatings Group, respectively, and relates primarily to expected synergies.
The Company's Net sales and Net income for the three and six months ended June 30, 2018 included net sales of $1.216 billion and $2.284 billion, respectively, and a profit before tax of $108.9 million and $189.1 million, respectively, related to the operations of the Acquisition. Net income for the three and six months ended June 30, 2018 included Acquisition-related costs and purchase accounting amortization impacts of $115.4 million and $235.2 million, respectively, and Acquisition-related interest expense of $69.1 million and $137.7 million, respectively.
The Company's Net sales and Net income from continuing operations for the three and six months ended June 30, 2017 included net sales of $381.0 million and a profit before tax of $46.6 million related to the operations of the Acquisition. Net income from continuing operations for the three and six months ended June 30, 2017 included Acquisition-related costs of $85.4 million and $93.4 million, respectively, and Acquisition-related interest expense of $36.5 million and $41.5 million, respectively.

The following pro forma information presents consolidated financial information as if Valspar had been acquired at the beginning of 2017. Pro forma adjustments have been made to exclude Valspar's divested North American industrial wood coatings business results and certain transaction and integration costs from all periods presented. Interest expense has been adjusted as though total debt related to the Acquisition had been outstanding at January 1, 2017. Amortization of acquired intangibles and fixed asset step-ups has been adjusted as though the amortization period started January 1, 2017. The $54.9 million amortization of inventory cost increases resulting from the purchase accounting has been included in 2017 to reflect the pro forma transaction date of January 1, 2017. The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the Acquisition taken place on January 1, 2017, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$4,773,796	$4,439,801	$8,738,802	$8,148,329
Net income from continuing operations	426,077	399,817	708,982	550,527
Net income per common share from continuing operations:
Basic	$4.59	$4.31	$7.61	$5.94
Diluted	$4.49	$4.21	$7.44	$5.81
NOTE 5—DIVIDENDS
Dividends paid on common stock during each of the first two quarters of 2018 and 2017 were $.86 per common share and $.85 per common share, respectively.
NOTE 6—CHANGES IN CUMULATIVE OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in Cumulative other comprehensive loss for the six months ended June 30, 2018 and 2017:

(Thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefit Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net Gains on Cash Flow Hedges	Total Cumulative Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(353,346)	$(84,863)	$2,320	$51,019	$(384,870)
Amounts recognized in Other comprehensive loss	(152,296)				(152,296)
Amounts reclassified from Other comprehensive loss (1)		(65)	(2,320)	(2,898)	(5,283)
Net change	(152,296)	(65)	(2,320)	(2,898)	(157,579)
Balance at June 30, 2018	$(505,642)	$(84,928)	$—	$48,121	$(542,449)

(1) Net of taxes of $505 for pension and other postretirement benefit adjustments, $760 for realized gains on the sale of available-for-sale securities and $1,195 for realized gains on cash flow hedges.

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
NOTE 7—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2018 and 2017, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2018	2017
Balance at January 1	$151,425	$34,419
Charges to expense	14,639	16,434
Settlements	(8,185)	(16,698)
Acquisition and other adjustments	(15,309)	110,461
Balance at June 30	$142,570	$144,616

Warranty accruals acquired in connection with the Acquisition include warranties for certain products under extended furniture protection plans. In the U.S., revenue related to furniture protection plans is deferred and recognized over the life of the contract.
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
In the six months ended June 30, 2018, eleven stores in The Americas Group and six branches in the Performance Coatings Group were closed due to lower demand or redundancy. The Company continues to evaluate all legacy operations in response to the Acquisition in order to optimize restructured operations. These Acquisition-related restructuring charges to date are recorded in the Administrative segment as presented in the table below. The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2018:

(Thousands of dollars)
		Provisions	Actual
	Balance at	in Cost of	Expenditures	Balance at
	December 31,	Goods Sold	Charged to	June 30,
Exit Plan	2017	or SG&A	Accrual	2018
Administrative segment Acquisition-related restructuring:
Severance and related costs	$6,019	$7,800	$(10,961)	$2,858
Other qualified exit costs	5,541		(2,501)	3,040
Performance Coatings Group facilities shutdown in 2018:
Other qualified exit costs		1,495	(45)	1,450
Performance Coatings Group branches shutdown in 2017:
Severance and related costs	14	286	(118)	182
Other qualified exit costs	121	360	(95)	386
Consumer Brands Group facilities shutdown in 2016:
Severance and related costs	21		(21)
Performance Coatings Group branches shutdown in 2016:
Other qualified exit costs	111		(41)	70
Severance and other qualified exit costs for facilities shutdown prior to 2016	1,558		(543)	1,015
Totals	$13,385	$9,941	$(14,325)	$9,001
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

NOTE 9—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2018	2017	2018	2017	2018	2017
Three Months Ended June 30:
Net periodic benefit (credit) cost:
Service cost	$1,158	$5,459	$2,016	$2,287	$499	$471
Interest cost	8,540	7,191	2,351	1,864	2,544	2,593
Expected return on assets	(14,382)	(11,299)	(2,685)	(2,008)
Recognition of:
Unrecognized prior service cost	406	340			(1,642)	(1,645)
Unrecognized actuarial loss		1,662	383	(97)	582	5
Ongoing pension (credit) cost	(4,278)	3,353	2,065	2,046	1,983	1,424
Settlements						(9,332)
Net pension (credit) cost	$(4,278)	$3,353	$2,065	$2,046	$1,983	$(7,908)

Six Months Ended June 30:
Net periodic benefit (credit) cost:
Service cost	$5,515	$10,772	$4,032	$4,205	$997	$1,014
Interest cost	16,692	13,601	4,703	3,502	5,089	5,236
Expected return on assets	(28,816)	(21,608)	(5,370)	(3,772)
Recognition of:
Unrecognized prior service cost	785	681			(3,284)	(3,290)
Unrecognized actuarial loss		3,323	766	(150)	1,163	16
Ongoing pension (credit) cost	(5,824)	6,769	4,131	3,785	3,965	2,976
Settlements and curtailments	825					(9,332)
Net periodic benefit (credit) cost	$(4,999)	$6,769	$4,131	$3,785	$3,965	$(6,356)
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

NOTE 10—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2018, the unaccrued maximum of the estimated range of possible outcomes is $101.5 million higher than the minimum.
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
Included in Other long-term liabilities at June 30, 2018 and 2017 were accruals for extended environmental-related activities of $215.1 million and $160.2 million, respectively. Estimated costs of current investigation and remediation activities of $27.0 million and $30.4 million are included in Other accruals at June 30, 2018 and 2017, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2018. At June 30, 2018, $189.5 million, or 78.3 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $101.5 million at June 30, 2018, $85.1 million, or 83.8 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
On April 17, 2018, the parties filed their briefs with the trial court regarding the recalculation of the amount of the abatement fund. The plaintiffs proposed $730.00 million as the amount of the abatement fund, and the Company and the other two defendants jointly proposed a maximum amount of no more than $409.05 million. On May 17, 2018, NL Industries filed a Motion for Good Faith Settlement, which the Company and ConAgra opposed. The trial court held a hearing on NL Industries’ Motion for Good Faith Settlement on July 12, 2018, and the parties are awaiting the trial court’s decision. At such hearing, the trial court scheduled an August 17, 2018 case management conference to announce a decision on the amount of the abatement fund. On July 16, 2018, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking discretionary review. The Company expects the Supreme Court of the United States to decide whether to accept the case during the fourth quarter of 2018. The Company believes that the judgment conflicts with established principles of law and is unsupported by the evidence.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. The case is currently pending in the District Court. Three cases also are pending in the United States District Court for the Eastern District of Wisconsin (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) in which dispositive motions have been filed and are currently pending. In Maniya Allen, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, cases involving six of the 146 plaintiffs were selected for discovery. In Dijonae Trammell, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, discovery for one of the three plaintiffs was consolidated with the six Allen cases referenced above. The parties have selected four of the cases to proceed to expert discovery and to prepare for trial. Discovery has been stayed pending the Court's disposition of the pending dispositive motions in the Burton, Owens and Sifuentes cases. No trial dates have been set by the District Court.
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
NOTE 12—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provisions for environmental matters - net	$31,253	$1,110	$32,018	$1,629
(Gain) loss on sale or disposition of assets	(4,274)	665	(2,049)	422
Total	$26,979	$1,775	$29,969	$2,051

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
Other income - net
Included in Other income - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividend and royalty income	$(1,521)	$(1,198)	$(2,972)	$(3,042)
Net expense from banking activities	2,450	2,513	4,686	4,985
Foreign currency transaction related losses (gains)	5,626	976	3,164	(2,610)
Miscellaneous pension income	(3,903)	(10,726)	(7,447)	(11,793)
Other income	(6,999)	(5,937)	(14,108)	(10,897)
Other expense	3,208	1,876	6,266	5,427
Total	$(1,139)	$(12,496)	$(10,411)	$(17,930)
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at June 30, 2018 and 2017.
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

NOTE 13—INCOME TAXES
The effective tax rate for income from continuing operations was 25.0 percent and 22.3 percent for the second quarter and first six months of 2018, respectively, compared to 29.1 percent and 26.5 percent for the second quarter and first six months of 2017, respectively. The decrease in the effective tax rate for the second quarter and first six months of 2018 compared to 2017 was primarily due to the overall favorable impact of the Tax Cuts and Jobs Act (Tax Act). The Company received favorable tax benefits from the reduction in the corporate domestic income tax rate from 35 percent to 21 percent and a deduction related to foreign-derived intangible income. The Company also received an income tax benefit relating to an increase in the tax basis of the assets of various foreign subsidiaries in the second quarter of 2018. These benefits were partially offset by a $27.5 million reversal of tax benefits recorded in the fourth quarter of 2017 primarily related to the Tax Act due to purchase accounting adjustments made in the second quarter of 2018 related to the Acquisition. The Tax Act’s elimination of the domestic manufacturing deduction, a reduction in allowable foreign tax credits and a decreased benefit related to international tax rate differences also negatively impacted the effective tax rate for the second quarter and first six months of 2018. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. See Note 4.
In accordance with Staff Accounting Bulletin (SAB) No. 118, based on the information available as of December 31, 2017, the Company recorded a provisional reduction of income taxes of $607.9 million as a result of the Tax Act. The Company's deferred tax liabilities were reduced by $560.2 million due to the lower income tax rate. The remaining $47.7 million is the effects of the implementation of the territorial tax system and the remeasurement of U.S. deferred tax liabilities on unremitted foreign earnings. The final impact of the Tax Act may differ from the provisional amounts recorded at December 31, 2017, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. During the second quarter of 2018, the Company made purchase accounting adjustments related to the Acquisition which resulted in the reversal of $27.5 million of income tax benefits related to the remeasurement of U.S. deferred tax liabilities.
At December 31, 2017, the Company had $59.0 million in unrecognized tax benefits, the recognition of which would have an effect of $49.5 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2017 was $5.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions. During the first six months of 2018, the Company added an additional $20.8 million of unrecognized tax benefits primarily due to purchase accounting adjustments related to the Acquisition.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2017, the Company had accrued $14.6 million for the potential payment of income tax interest and penalties. During the first six months of 2018, the Company added an additional $8.4 million of tax-related interest and penalties, primarily due to purchase accounting adjustments related to the Acquisition.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2014 and 2015 income tax returns, as well as the 2014 and 2015 tax years of a Valspar subsidiary. No significant adjustments have been proposed by the IRS. The IRS and the Joint Committee of Taxation have approved refund claims for the 2010, 2011 and 2012 tax years. The Company will receive approximately $7.5 million of tax and interest related to the refund claims by the end of the 2018 tax year. As of June 30, 2018, the federal statute of limitations has not expired for the 2013, 2014, 2015 and 2016 tax years.
As of June 30, 2018, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2017.

NOTE 14—NET INCOME PER COMMON SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic
Average common shares outstanding	92,926,421	92,841,148	93,132,993	92,695,853
Net income
Continuing operations	$403,604	$360,651	$653,731	$599,803
Discontinued operations (2)	—	(41,540)	—	(41,540)
Net income	$403,604	$319,111	$653,731	$558,263
Basic net income per common share
Continuing operations	$4.34	$3.89	$7.02	$6.47
Discontinued operations (2)	—	(.45)	—	(.45)
Net income per common share	$4.34	$3.44	$7.02	$6.02

Diluted
Average common shares outstanding	92,926,421	92,841,148	93,132,993	92,695,853
Stock options and other contingently issuable shares (1)	1,903,442	2,055,422	2,064,944	1,935,690
Non-vested restricted stock grants	54,324	72,066	61,019	65,896
Average common shares outstanding assuming dilution	94,884,187	94,968,636	95,258,956	94,697,439
Net income
Continuing operations	$403,604	$360,651	$653,731	$599,803
Discontinued operations (2)	—	(41,540)	—	(41,540)
Net income	$403,604	$319,111	$653,731	$558,263
Diluted net income per common share
Continuing operations	$4.25	$3.80	$6.86	$6.34
Discontinued operations (2)	—	(.44)	—	(.44)
Net income per common share	$4.25	$3.36	$6.86	$5.90

(1)
Stock options and other contingently issuable shares for the three and six months ended June 30, 2018 excludes 52,427 and 26,873 shares, respectively, due to their anti-dilutive effect. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2017.

(2)	Relates to the divestiture of Valspar's North American industrial wood coatings business. See Note 4.

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

(Thousands of dollars)	Three Months Ended June 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,625,057	$777,746	$1,369,324	$1,669	$4,773,796
Intersegment transfers	219	955,270	6,570	(962,059)
Total net sales and intersegment transfers	$2,625,276	$1,733,016	$1,375,894	$(960,390)	$4,773,796

Segment profit	$569,897	$90,903	$144,194		$804,994
Interest expense				$(93,507)	(93,507)
Administrative expenses and other				(173,401)	(173,401)
Income from continuing operations before income taxes	$569,897	$90,903	$144,194	$(266,908)	$538,086

	Three Months Ended June 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,437,655	$536,441	$761,094	$627	$3,735,817
Intersegment transfers	2,020	864,337	7,231	(873,588)
Total net sales and intersegment transfers	$2,439,675	$1,400,778	$768,325	$(872,961)	$3,735,817

Segment profit	$532,687	$76,064	$62,345		$671,096
Interest expense				$(56,729)	(56,729)
Administrative expenses and other				(105,364)	(105,364)
Income from continuing operations before income taxes	$532,687	$76,064	$62,345	$(162,093)	$509,003

	Six Months Ended June 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,705,472	$1,434,125	$2,597,099	$2,106	$8,738,802
Intersegment transfers	273	1,721,333	12,414	(1,734,020)
Total net sales and intersegment transfers	$4,705,745	$3,155,458	$2,609,513	$(1,731,914)	$8,738,802

Segment profit	$907,289	$165,131	$234,960		$1,307,380
Interest expense				$(185,054)	(185,054)
Administrative expenses and other				(280,654)	(280,654)
Income from continuing operations before income taxes	$907,289	$165,131	$234,960	$(465,708)	$841,672

	Six Months Ended June 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,389,401	$859,807	$1,245,548	$2,448	$6,497,204
Intersegment transfers	4,361	1,560,175	11,031	(1,575,567)
Total net sales and intersegment transfers	$4,393,762	$2,419,982	$1,256,579	$(1,573,119)	$6,497,204

Segment profit	$837,911	$131,978	$119,457		$1,089,346
Interest expense				$(82,424)	(82,424)
Administrative expenses and other				(191,314)	(191,314)
Income from continuing operations before income taxes	$837,911	$131,978	$119,457	$(273,738)	$815,608

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
Net external sales of all consolidated foreign subsidiaries were $1.018 billion and $603.3 million for the second quarter of 2018 and 2017, respectively. Net external sales of all consolidated foreign subsidiaries were $1.938 billion and $1.022 billion for the six months ended 2018 and 2017, respectively. Long-lived assets of these subsidiaries totaled $3.485 billion and $1.698 billion at June 30, 2018 and June 30, 2017, respectively. The increase in net external sales and long-lived assets is primarily due to the Acquisition. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$63,196	$35,952	$27,244
Liabilities:
Deferred compensation plan liabilities (2)	$72,609	$72,609

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $58,222.

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

(Thousands of dollars)
	June 30, 2018		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,737,229	$8,499,644	$9,448,274	$9,660,353
Non-publicly traded debt	986,868	911,011	2,004,111	1,863,095
On February 27, 2018, the Company amended the five-year credit agreement entered into in May 2016 to increase it by $250.0 million up to an aggregate availability of $750.0 million.
On July 19, 2018, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc. (SW Canada), Sherwin-Williams Luxembourg S.à r.l. (SW Lux) and Sherwin-Williams UK Holding Limited (SW UK, together with the Company, SW Canada and SW Lux, the Borrowers), entered into a new five-year $2.000 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit Agreement replaced that certain credit agreement dated July 16, 2015, as amended, which was terminated. The New Credit Agreement allows the Company to extend the maturity of the facility with two one-year extension options and the Borrowers to increase the aggregate amount of the facility to $2.750 billion, both of which are subject to the discretion of each lender. In addition, the Borrowers may request letters of credit in an amount of up to $250.0 million.

NOTE 18—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $208.7 million and $212.1 million at June 30, 2018 and 2017, respectively. The liability for estimated future capital contributions to the investments was $173.3 million and $170.4 million at June 30, 2018 and 2017, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2018 primarily due to continued improvements in operating results. Net working capital increased $145.0 million at June 30, 2018 compared to the end of the second quarter of 2017 due to a significant increase in current assets, offset by an increase in current liabilities primarily due to the acquisition of The Valspar Corporation (Valspar or the Acquisition) (see Note 4). The Acquisition annualized on June 1st which resulted in one month of Valspar results in the second quarter and first six months of 2017 versus 2018 or incremental April and May and first five months of 2018 in second quarter and first six months, respectively. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash for the six months ended June 30, 2018 was a cash source of $579.1 million compared to a cash source of $586.1 million for the same period in 2017.
Consolidated net sales increased 27.8 percent in the second quarter of 2018 to $4.774 billion from $3.736 billion in the second quarter of 2017. The increase was due primarily to the Acquisition, which increased sales 21.0 percent in the second quarter of 2018, as well as selling price increases and higher paint sales volume in The Americas Group. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter of 2018 to 42.7 percent compared to 46.4 percent in the second quarter of 2017. The decrease was due primarily to the Acquisition, higher raw material costs and unfavorable currency impacts, partially offset by increased paint sales volume. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 27.4 percent in the second quarter of 2018 from 30.9 percent in the second quarter of 2017. The decrease was primarily due to realized administrative synergies from Valspar operations. Amortization expense increased $45.0 million in the second quarter of 2018 versus 2017, due to the Acquisition and related purchase accounting fair value adjustments. Interest expense increased $36.8 million in the second quarter of 2018 versus 2017 primarily due to increased debt levels to fund the Acquisition. The effective tax rate for income from continuing operations was 25.0 percent and 29.1 percent for the second quarter of 2018 and 2017, respectively. Excluding the impact of share-based payments, the effective tax rate was 25.7 percent for the second quarter of 2018 compared to 32.7 percent for the second quarter of 2017. Diluted net income per common share in the second quarter of 2018 increased to $4.25 per share from $3.36 per share in 2017 (including the $.44 per share charge related to the divestiture). Second quarter 2018 diluted net income per common share included a $1.23 per share charge from Acquisition-related costs, purchase accounting impacts and increased amortization of intangibles. Second quarter 2017 diluted net income per common share included a $.72 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles.
Consolidated net sales increased 34.5 percent in the first six months of 2018 to $8.739 billion from $6.497 billion in the first six months of 2017. The increase was due primarily to the Acquisition, which increased sales 28.5 percent in the first six months of 2018. Consolidated gross profit as a percent of consolidated net sales decreased to 42.6 percent in the first six months of 2018 from 47.4 percent during the same period in 2017. The decrease was due primarily to the Acquisition, higher raw material costs partially offset by increased paint sales volume and favorable currency impacts. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 28.9 percent in the first six months of 2018 from 33.3 percent during the same period in 2017. The decrease was primarily due to realized administrative synergies from Valspar operations. Amortization expense increased $123.9 million in the first six months of 2018 compared to 2017 due to the Acquisition and related purchase accounting fair value adjustments. Interest expense increased $102.6 million in the first six months of 2018 compared to 2017 primarily due to increased debt levels to fund the Acquisition. The effective tax rate for income from continuing operations was 22.3 percent and 26.5 percent for the first six months of 2018 and 2017, respectively. Excluding the impact of share-based payments, the effective tax rate was 24.5 percent for the first six months of 2018 compared to 32.7 percent for the first six months of 2017. Diluted net income per common share increased to $6.86 per share in the first six months of 2018 from $5.90 per share in the first six months of 2017. Diluted net income per common share for the six months ended June 30, 2018 included a $2.18 per share charge from Acquisition-related costs, purchase accounting impacts and increased amortization of intangibles. Diluted net income per common share for the six months ended June 30, 2017 included an $.80 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles.
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
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 46 through 50, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2017, except as described in Note 2.
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
The Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note 4 for a table detailing the opening balance sheet. Net working capital increased $145.0 million at June 30, 2018 compared to the end of the second quarter of 2017 due to a significant increase in current assets partially offset by an increase in current liabilities primarily due to the Acquisition. Cash and cash equivalents decreased $55.1 million at June 30, 2018 compared to June 30, 2017. In the first six months of 2018, accounts receivable increased $520.5 million, inventories increased $73.3 million and other current assets increased $26.8 million when normal seasonal trends typically require significant growth in these categories while current portion of long-term debt decreased $699.9 million resulting from 1.35% senior notes becoming due in 2017. In the first six months of 2018, cash and cash equivalents decreased $49.2 million, accounts payable increased $257.6 million and short-term borrowings increased $17.0 million due to normal operations. In the first six months of 2018, accrued taxes increased $93.1 million, compensation and taxes withheld liabilities decreased $102.4 million and other accruals decreased $62.4 million in the first six months of 2018, all primarily due to the timing of payments. Total debt at June 30, 2018 decreased $1.129 billion to $10.375 billion from $11.504 billion at June 30, 2017 and decreased as a percentage of total capitalization to 73.5 percent from 82.8 percent at the end of the second quarter last year. Total debt decreased $145.8 million from December 31, 2017 and decreased as a percentage of total capitalization from 74.0 percent to 73.5 percent. At June 30, 2018, the Company had remaining short-term borrowing ability of $1.985 billion. Net operating cash decreased $7.0 million in the first six months of 2018 to a cash source of $579.1 million from a cash source of $586.1 million in 2017. In the twelve month period from July 1, 2017 through June 30, 2018, the Company generated net operating cash of $1.877 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $49.2 million during the first six months of 2018. Cash and cash equivalents on hand funded cash requirements for increased sales and normal seasonal increases in working capital, treasury stock purchases of $334.2 million, payments of cash dividends of $161.6 million, payments of long-term debt of $151.8 million, and capital expenditures of $101.8 million. At June 30, 2018, the Company’s current ratio was 1.20 compared to 1.12 at December 31, 2017 and 1.17 a year ago.

Goodwill and intangible assets decreased $359.0 million from December 31, 2017 and decreased $722.9 million from June 30, 2017. The net decrease during the first six months of 2018 was primarily due to amortization of $158.9 million, purchase accounting adjustments of $96.9 million and foreign currency translation and other of $103.1 million. The net decrease over the twelve month period from June 30, 2017 was primarily due to purchase accounting adjustments of $411.5 million and amortization of $330.6 million, partially offset by capitalized software additions of $10.0 million and foreign currency translation and other of $9.2 million. Based on final purchase accounting for the Acquisition, goodwill of $2.0 billion, $1.1 billion and $2.8 billion was recognized in The Americas Group, Consumer Brands Group and Performance Coatings Group, respectively. Refer to Note 4 within this report for additional information regarding the Acquisition, including the final purchase price allocation. Additionally, see Note 4, on pages 51 and 52, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company's goodwill and intangible assets.
Deferred pension assets increased $4.9 million during the first six months of 2018 and increased $77.0 million from June 30, 2017. The increase in the last twelve months was due to an increase in the fair value of plan assets partially offset by increased pension benefit obligations primarily due to changes in actuarial assumptions and acquired Valspar plans. See Note 6, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s benefit plan assets.
Other assets at June 30, 2018 increased $79.7 million in the first six months of 2018 and increased $13.6 million from a year ago primarily due to increases in deferred tax assets.
Net property, plant and equipment decreased $100.7 million in the first six months of 2018 and decreased $113.5 million in the twelve months since June 30, 2017. The decrease in the first six months was primarily due to depreciation expense of $144.1 million and changes in currency translation rates and other adjustments of $66.1 million, partially offset by capital expenditures of $101.8 million and purchase accounting adjustments of $7.7 million. Since June 30, 2017, the decrease was primarily due to depreciation expense of $334.2 million and changes in currency translation rates and other adjustments of $35.6 million, partially offset by capital expenditures of $240.4 million and purchase accounting adjustments of $15.9 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative Segment.
On June 2, 2017, the Company closed its previously announced exchange offers and consent solicitations (collectively, the "Exchange Offer") for the outstanding senior notes of Valspar. Pursuant to the Exchange Offer, the Company issued an aggregate principal amount of approximately $1.478 billion. On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. As previously disclosed, the interest rate locks entered into in 2016 settled in March 2017 resulting in a pretax gain of $87.6 million recognized in Cumulative other comprehensive loss. This gain is being amortized from Cumulative other comprehensive loss to a reduction of interest expense over the terms of the New Notes. For the six months ended June 30, 2018, the amortization of the unrealized gain reduced interest expense by $2.1 million. The Company expects to amortize unrealized gains of $8.3 million from Cumulative other comprehensive loss to Interest expense during the next twelve months. In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. As of June 30, 2018, the term loan had an outstanding balance of $700.0 million.
On February 27, 2018, the Company amended the five-year credit agreement entered into in May 2016 to increase the aggregate availability to $750.0 million. In September 2017, the Company entered into a five-year letter of credit agreement, subsequently amended, with an aggregate availability of $500.0 million. The credit agreements are being used for general corporate purposes. At June 30, 2018, there was $200.0 million borrowings outstanding under these credit agreements. See Note 7, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s debt.
On July 19, 2018, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc. (SW Canada), Sherwin-Williams Luxembourg S.à r.l. (SW Lux) and Sherwin-Williams UK Holding Limited (SW UK, together with the Company, SW Canada and SW Lux, the Borrowers), entered into a new five-year $2.000 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit Agreement replaced that certain credit agreement dated July 16, 2015, as amended, which was terminated. The New Credit Agreement allows the Company to extend the maturity of the facility with two one-year extension options and the Borrowers to increase the aggregate amount of the facility to $2.750 billion, both of which are subject to the discretion of each lender. In addition, the Borrowers may request letters of credit in an amount of up to $250.0 million.

At June 30, 2018, the Company had outstanding borrowings of $414.6 million with a weighted average interest rate of 2.4 percent under its commercial paper program. The Company had unused capacity under the global credit agreement of $935.4 million at June 30, 2018. Short-term borrowings under various other foreign programs were $36.1 million with a weighted average interest rate of 7.8 percent.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2017 and June 30, 2017. See Note 6, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at June 30, 2018 decreased $53.8 million in the first six months of 2018 due to changes in purchase accounting and decreased $1.087 billion from a year ago primarily due to changes in purchase accounting and the overall favorable impact of the Tax Cuts and Jobs Act (Tax Act).
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2018. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2018. See Note 10 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $17.0 million to $650.7 million at June 30, 2018 from $633.7 million at December 31, 2017. Total long-term debt decreased $162.8 million to $9.724 billion at June 30, 2018 from $9.887 billion at December 31, 2017, and decreased $1.728 billion from $11.452 billion at June 30, 2017. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter of 2018 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 7 for changes to the Company’s accrual for product warranty claims in the first six months of 2018.
Litigation
See Note 11 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $54.9 million to $3.747 billion at June 30, 2018 from $3.692 billion at December 31, 2017 and increased $1.356 billion from $2.391 billion at June 30, 2017. The increase in Shareholders’ equity for the first six months of 2018 resulted primarily from net income of $653.7 million and an increase in Other capital of $72.0 million, partially offset by treasury stock of $354.8 million, cash dividends paid on common stock of $161.6 million and an increase in Cumulative other comprehensive loss of $157.6 million primarily due to currency translation. The increase in Shareholders' equity since June 30, 2017 resulted primarily from net income of $1.868 billion and an increase in Other capital of $188.4 million, partially offset by increased treasury stock of $359.1 million, cash dividends paid on common stock of $321.7 million and an increase in Cumulative other comprehensive loss of $23.2 million.
During the first six months of 2018, the Company purchased 850,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2018 to purchase 10.80 million shares of its common stock. In February 2018, the Board of Directors increased the quarterly cash dividend from $.85 per common share to $.86 per common share. This quarterly dividend will result in an annual dividend for 2018 of $3.44 per common share or an 18.4 percent payout of 2017 diluted net income per common share.

Cash Flow
Net operating cash for the six months ended June 30, 2018 was a cash source of $579.1 million compared to a cash source of $586.1 million for the same period in 2017. The decrease in net operating cash was primarily due to cash requirements for working capital, partially offset by an increase in net income of $95.5 million and higher depreciation and amortization. Net investing cash usage decreased $8.757 billion in the first six months of 2018 to a usage of $107.0 million from a usage of $8.864 billion in 2017 primarily due to the Acquisition in 2017. Net financing cash decreased $8.120 billion to a usage of $516.7 million in the first six months of 2018 from a source of $7.604 billion in 2017 primarily due to proceeds from long-term debt in 2017 and treasury stock purchases of $334.2 million in 2018. In the twelve month period from July 1, 2017 through June 30, 2018, the Company generated net operating cash of $1.877 billion, used $290.1 million in investing activities and used $1.606 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 4.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the combined companies for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2018, the Company was in compliance with the covenant. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the three and six months ended June 30, 2018:

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net Sales:
The Americas Group	$2,625,057	$2,437,655	7.7%	$4,705,472	$4,389,401	7.2%
Consumer Brands Group	777,746	536,441	45.0%	1,434,125	859,807	66.8%
Performance Coatings Group	1,369,324	761,094	79.9%	2,597,099	1,245,548	108.5%
Administrative	1,669	627	166.2%	2,106	2,448	-14.0%
Total	$4,773,796	$3,735,817	27.8%	$8,738,802	$6,497,204	34.5%

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Income Before Income Taxes:
The Americas Group	$569,897	$532,687	7.0%	$907,289	$837,911	8.3%
Consumer Brands Group	90,903	76,064	19.5%	165,131	131,978	25.1%
Performance Coatings Group	144,194	62,345	131.3%	234,960	119,457	96.7%
Administrative	(266,908)	(162,093)	-64.7%	(465,708)	(273,738)	-70.1%
Total	$538,086	$509,003	5.7%	$841,672	$815,608	3.2%

Three Months Ended June 30, 2018
Consolidated net sales increased in the second quarter of 2018 due primarily to the addition of Valspar sales, selling price increases and higher paint sales volume in The Americas Group. Currency translation rate changes provided an unfavorable impact on consolidated net sales in the quarter for The Americas Group, but were partially offset by favorable impacts for the Performance Coatings and Consumer Brands Groups.
Net sales of all consolidated foreign subsidiaries were up 100.7 percent to $1.211 billion in the second quarter compared to $603.3 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to the addition of Valspar sales. Net sales of all operations other than consolidated foreign subsidiaries were up 13.7 percent to $3.563 billion in the quarter compared to $3.132 billion in the same period last year.
Net sales in The Americas Group increased in the second quarter of 2018 due primarily to higher architectural paint sales volume across most end market segments and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 6.8 percent in the quarter compared to last year’s comparable period. Sales of non-paint products did not change over last year's second quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group increased in the second quarter primarily due to the inclusion of Valspar sales and higher sales volumes, partially offset by lower price realization to some of the Group's retail customers. Valspar sales increased the Consumer Brands Group's Net sales by 42.7 percent in the quarter. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the second quarter primarily due to the inclusion of Valspar sales and selling price increases. Valspar sales increased the Performance Coatings Group's Net sales by 72.9 percent in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the second quarter.
Consolidated gross profit increased $304.0 million in the second quarter of 2018 compared to the same period in 2017, primarily due to Valspar sales and increased paint sales volume partially offset by higher raw material costs. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter of 2018 to 42.7 percent, compared to 46.4 percent during the same period in 2017, due primarily to higher raw material costs and the Acquisition.
The Americas Group’s gross profit was higher than last year by $89.2 million in the second quarter of 2018 due to higher paint sales volume and selling price increases, partially offset by increased raw material costs. The Americas Group’s gross profit as a percent of sales was essentially flat in the quarter due to increased raw material costs, offset by increased paint sales volume and selling price increases. The Consumer Brands Group’s gross profit increased by $61.3 million in the quarter compared to the same period last year due primarily to the inclusion of Valspar sales, partially offset by increased raw material costs, and lower volume sales to some of the Group’s retail and commercial customers. The Consumer Brands Group’s gross profit as a percent of sales was down in the quarter compared to the same period last year due to increased raw material costs, only partially offset by the inclusion of Valspar sales. The Performance Coatings Group’s gross profit increased $170.9 million in the second quarter compared to the same period last year, when stated in U.S. dollars, primarily due to the inclusion of Valspar sales and selling price increases partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of sales was down in the quarter compared to the same period last year primarily due to higher raw material costs, only partially offset by the inclusion of Valspar sales, and selling price increases. The Administrative segment’s gross profit decreased by $17.4 million in the second quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $154.1 million in the second quarter of 2018 versus the same period last year due primarily to the inclusion of Valspar operations, increased expenses to support higher sales levels and net new store openings. In the second quarter of 2018, this increase included expenses associated with the Acquisition of $24.9 million compared to $26.6 million during the same period in 2017. As a percent of sales, consolidated SG&A decreased to 27.4 percent in the second quarter of 2018, from 30.9 percent in the second quarter of 2017, primarily due to realized administrative synergies from the Acquisition.
The Americas Group’s SG&A increased $43.6 million in the second quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased $29.1 million in the quarter compared to the same period last year primarily due to the impact from Valspar operations partially offset by good expense control. The Performance Coatings Group’s SG&A increased $62.5 million in the quarter primarily due to the impact from Valspar operations. The Administrative segment’s SG&A increased $18.9 million in the quarter primarily due to increased costs associated with the Acquisition.

Amortization expense increased $45.0 million in the second quarter of 2018 versus the same period in 2017, primarily due to amortization of acquired intangibles. In the second quarter of 2018, amortization of acquired intangibles was $44.0 million and $22.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense increased $36.8 million in the second quarter of 2018 compared to the same period in 2017, due to the Acquisition-related debt incurred.
Other general expense—net increased $25.2 million in the second quarter of 2018, compared to the same period in 2017, primarily due to increased provisions for environmental matters in the Administrative segment.
Other income - net decreased $11.4 million in the second quarter as compared to 2017 primarily due to an increase in foreign currency transaction related losses and a decrease in miscellaneous pension income.
Consolidated income from continuing operations before income taxes increased $29.1 million in the second quarter of 2018 versus the same period last year, primarily due to higher segment profits in each of our segments, partially offset by Acquisition-related interest costs, and increased amortization of intangibles.
The effective tax rate for income from continuing operations was 25.0 percent for the second quarter of 2018 compared to 29.1 percent for the second quarter of 2017. Excluding the impact of share-based payments, the effective tax rate was 25.7 percent for the second quarter of 2018 compared to 32.7 percent for the second quarter of 2017. The decrease in the effective tax rate for the second quarter of 2018 compared to the second quarter of 2017 was primarily due to the overall favorable impact of the Tax Act. The Company received favorable tax benefits from the reduction in the corporate domestic income tax rate from 35 percent to 21 percent and a deduction related to foreign-derived intangible income. These benefits were partially offset by the Tax Act’s elimination of the domestic manufacturing deduction, a reduction in allowable foreign tax credits as well as a decreased benefit related to international tax rate differences. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. See Note 4.
Diluted net income per common share in the second quarter of 2018 increased to $4.25 per share from $3.36 per share in the second quarter of 2017. Second quarter 2018 diluted net income per common share included a $1.23 per share charge from Acquisition-related costs and increased amortization of intangibles. Currency translation rate changes did not have a significant impact on diluted net income per common share in the quarter. Second quarter 2017 diluted net income per common share included a $.72 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles. Diluted net income per common share from continuing operations (excluding the $.44 per share charge related to the divestiture) in the second quarter of 2017 was $3.80.
Six Months Ended June 30, 2018
Consolidated net sales increased in the first six months of 2018 due primarily to the addition of Valspar sales.
Net sales of all consolidated foreign subsidiaries were up 108.4 percent to $2.131 billion in the first six months of 2018 compared to $1.022 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first six months of 2018 was due primarily to the addition of Valspar sales, increased pricing and favorable foreign currency translation impacts. Net sales of all operations other than consolidated foreign subsidiaries were up 20.7 percent to $6.608 billion in the first six months of 2018 as compared to $5.475 billion in the same period last year.
Net sales in The Americas Group increased in the first six months of 2018 due primarily to higher architectural paint sales volume across most end market segments and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 6.1 percent in the first six months compared to last year’s comparable period. Sales of non-paint products increased 4.5 percent over last year's first six months. Net sales of the Consumer Brands Group increased in the first six months primarily due to the inclusion of Valspar sales and higher volume sales. Valspar sales increased the Consumer Brands Group's Net sales by 67.4 percent in the first six months. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the first six months due primarily to the inclusion of Valspar sales and selling price increases. Valspar sales increased the Performance Coatings Group's Net sales by 102.2 percent in the first six months. Net sales in the Administrative segment were essentially flat in the first six months.
Consolidated gross profit increased $647.8 million in the first six months of 2018 compared to the same period in 2017, primarily due to Valspar sales and increased paint sales volume partially offset by higher raw material costs. Consolidated gross profit as a percent of consolidated net sales decreased in the first six months of 2018 to 42.6 percent, compared to 47.4 percent, during the same period in 2017, due primarily to higher raw material costs and the Acquisition.

The Americas Group’s gross profit was higher than last year by $150.8 million in the first six months of 2018 due to higher paint sales volume and selling price increases, partially offset by increased raw material costs. The Americas Group’s gross profit as a percent of sales was essentially flat in the first six months due to increased raw material costs, offset by increased paint sales volume and selling price increases. The Consumer Brands Group’s gross profit increased by $164.0 million in the first six months compared to the same period last year due primarily to the inclusion of Valspar sales, partially offset by increased raw material costs. The Consumer Brands Group’s gross profit as a percent of sales was down in the first six months compared to the same period last year due to increased raw material costs and only partially offset by the inclusion of Valspar sales. The Performance Coatings Group’s gross profit increased $354.1 million in the first six months compared to the same period last year, when stated in U.S. dollars, primarily due to the inclusion of Valspar sales and selling price increases, partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of sales was down in the first six months compared to the same period last year primarily due to higher raw material costs, only partially offset by the inclusion of Valspar sales and selling price increases. The Administrative segment’s gross profit decreased by $21.2 million in the first six months compared to the same period last year.
SG&A increased $357.6 million in the first six months of 2018 versus the same period last year due primarily to the inclusion of Valspar operations and increased expenses to support higher sales levels. In the first six months of 2018, this increase included expenses associated with the Acquisition of $49.5 million, compared to $31.6 million during the same period in 2017. As a percent of sales, consolidated SG&A decreased to 28.9 percent in the first six months of 2018, from 33.3 percent in the first six months of 2017, primarily due to realized administrative synergies from the Acquisition.
The Americas Group’s SG&A increased $74.0 million in the first six months due primarily to general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased $90.4 million in the first six months compared to the same period last year primarily due to the impact from Valspar operations partially offset by good expense control. The Performance Coatings Group’s SG&A increased $158.4 million in the first six months primarily due to the impact from Valspar operations, and foreign currency exchange rates. The Administrative segment’s SG&A increased $34.9 million in the first six months primarily due to increased costs associated with the Acquisition.
Amortization expense increased $123.9 million in the first of six months of 2018 versus the same period in 2017, primarily due to amortization of acquired intangibles. In the first six months of 2018, amortization of acquired intangibles was 98.3 million and $45.6 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense increased $102.6 million in the first six months of 2018, compared to the same period in 2017, due to the Acquisition-related debt incurred.
Other general expense—net increased $27.9 million in the first six months of 2018, compared to the same period in 2017, primarily due to increased provisions for environmental matters in the Administrative segment.
Other income - net decreased $7.5 million in the first six months as compared to 2017 primarily due to an increase in foreign currency transaction related losses and a decrease in miscellaneous pension income.
Consolidated income from continuing operations before income taxes increased $26.1 million in the first six months of 2018 versus the same period last year, primarily due to higher segment profits in each of our segments, partially offset by Acquisition-related interest costs and increased amortization of intangibles.
The effective tax rate for income from continuing operations was 22.3 percent for the first six months of 2018 compared to 26.5 percent for the first six months of 2017. Excluding the impact of share-based payments, the effective tax rate was 24.5 percent for the first six months of 2018 compared to 32.7 percent for the first six months of 2017. The decrease in the effective tax rate for the first six months of 2018 compared to the first six months of 2017 was primarily due to the overall favorable impact of the Tax Act. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. See Note 4.
Diluted net income per common share in the first six months of 2018 increased to $6.86 per share from $5.90 per share in the first six months of 2017. Diluted net income per common share for the first six months of 2018 included a $2.18 per share charge from Acquisition-related costs and increased amortization of intangibles. Currency translation rate changes did not have a significant impact on diluted net income per common share in the first six months of 2018. Diluted net income per common share for the first six months of 2017 included a $.80 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles. Diluted net income per common share from continuing operations (excluding the $.44 per share charge related to the divestiture) in the first six months of 2017 was $6.34.
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

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income from continuing operations	$403,604	$360,651	$653,731	$599,803
Interest expense	93,507	56,729	185,054	82,424
Income taxes	134,482	148,352	187,941	215,805
Depreciation	72,542	50,370	144,133	94,965
Amortization	73,893	28,918	158,942	35,088
EBITDA from continuing operations	$778,028	$645,020	$1,329,801	$1,028,085

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. We acquired The Valspar Corporation, or Valspar, on June 1, 2017 and have not yet included Valspar in our assessment of the effectiveness of our internal control over financial reporting. For the six months ended June 30, 2018, Valspar accounted for $2.3 billion of our total net sales and as of June 30, 2018 had total assets of $3.8 billion. Valspar will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.

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

Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the second quarter ended June 30, 2018, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	25,000	$372.57	25,000	11,025,000
Employee transactions (2)	—	$—		N/A

May 1 - May 31
Share repurchase program (1)	225,000	$371.97	225,000	10,800,000
Employee transactions (2)	—	$—		N/A

June 1 - June 30
Share repurchase program (1)	—	$—	—	10,800,000
Employee transactions (2)	244	$396.84		N/A
Total
Share repurchase program (1)	250,000	$372.03	250,000	10,800,000
Employee transactions (2)	244	$396.84		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at June 30, 2018 to purchase 10,800,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the six months ended June 30, 2018, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory, tax compliance and other advisory services.

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

THE SHERWIN-WILLIAMS COMPANY

July 25, 2018	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

July 25, 2018	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer