Form 10-Q
period 2018-09-30
SHERWIN WILLIAMS CO
filed 2018-10-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common Stock, $1.00 Par Value – 93,626,317 shares as of September 30, 2018.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 5. Other Information	41
Item 6. Exhibits	42

SIGNATURES	43
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-4.6
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$4,731,470	$4,507,020	$13,470,272	$11,004,224
Cost of goods sold	2,721,066	2,605,193	7,734,393	6,024,727
Gross profit	2,010,404	1,901,827	5,735,879	4,979,497
Percent to net sales	42.5%	42.2%	42.6%	45.3%
Selling, general and administrative expenses	1,273,066	1,307,402	3,795,492	3,472,202
Percent to net sales	26.9%	29.0%	28.2%	31.6%
Other general expense - net	11,526	4,109	41,495	6,160
Amortization	80,077	83,711	239,019	118,799
Interest expense	92,281	91,593	277,335	174,017
Interest and net investment income	(555)	(2,448)	(2,732)	(6,819)
California litigation expense	136,333		136,333
Other expense (income) - net	1,723	(10,262)	(8,688)	(28,192)
Income from continuing operations before income taxes	415,953	427,722	1,257,625	1,243,330
Income taxes	61,926	111,116	249,867	326,921
Net income from continuing operations	354,027	316,606	1,007,758	916,409

Loss from discontinued operations (see Note 4)
Income taxes				41,540
Net loss from discontinued operations	—	—	—	(41,540)

Net income	$354,027	$316,606	$1,007,758	$874,869

Basic net income per common share
Continuing operations	$3.80	$3.40	$10.82	$9.88
Discontinued operations	—	—	—	(.45)
Net income per common share	$3.80	$3.40	$10.82	$9.43

Diluted net income per common share
Continuing operations	$3.72	$3.33	$10.59	$9.67
Discontinued operations	—	—	—	(.44)
Net income per common share	$3.72	$3.33	$10.59	$9.23

Average shares outstanding - basic	93,099,714	92,988,118	93,121,900	92,793,275
Average shares and equivalents outstanding - diluted	95,135,257	95,207,884	95,170,768	94,817,669
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$354,027	$316,606	$1,007,758	$874,869

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(66,366)	68,024	(218,662)	119,274

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive (loss) income(1)	(492)	409	(557)	794
	(492)	409	(557)	794

Unrealized net gains (losses) on available-for-sale securities:
Amounts recognized in Other comprehensive (loss) income(2)		643		1,513
Amounts reclassified from Other comprehensive (loss) income(3)		(852)	(2,320)	(844)
	—	(209)	(2,320)	669

Unrealized net gains on cash flow hedges:
Amounts recognized in Other comprehensive (loss) income(4)				(30,754)
Amounts reclassified from Other comprehensive (loss) income(5)	(1,289)	(1,289)	(4,187)	(1,933)
	(1,289)	(1,289)	(4,187)	(32,687)

Other comprehensive (loss) income	(68,147)	66,935	(225,726)	88,050

Comprehensive income	$285,880	$383,541	$782,032	$962,919

(1) Net of taxes of $(220) and $(104) in the three months ended September 30, 2018 and 2017, respectively. Net of taxes of $285 and $(299) in the nine months ended September 30, 2018 and 2017, respectively.

(2) Net of taxes of $(394) in the three months ended September 30, 2017. Net of taxes of $(931) in the nine months ended September 30, 2017.

(3) Net of taxes of $523 in the three months ended September 30, 2017. Net of taxes of $760 and $518 in the nine months ended September 30, 2018 and 2017, respectively.

(4) Net of taxes of $18,895 in the nine months ended September 30, 2017.

(5) Net of taxes of $791 and $792 in the three months ended September 30, 2018 and 2017, respectively. Net of taxes of $1,986 and $1,188 in the nine months ended September 30, 2018 and 2017, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2018	December 31, 2017	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$181,511	$204,213	$207,937
Accounts receivable, less allowance	2,584,280	2,104,555	2,426,222
Inventories:
Finished goods	1,428,599	1,415,339	1,333,798
Work in process and raw materials	432,729	386,036	370,415
	1,861,328	1,801,375	1,704,213
Other current assets	410,913	355,697	345,532
Total current assets	5,038,032	4,465,840	4,683,904
Property, plant and equipment:
Land	249,787	254,676	252,832
Buildings	955,203	962,094	992,862
Machinery and equipment	2,623,884	2,572,963	2,642,019
Construction in progress	143,955	177,056	149,927
	3,972,829	3,966,789	4,037,640
Less allowances for depreciation	2,206,475	2,089,674	2,142,091
	1,766,354	1,877,115	1,895,549
Goodwill	6,963,198	6,814,345	6,915,028
Intangible assets	5,289,986	6,002,361	6,471,527
Deferred pension assets	305,979	296,743	224,330
Other assets	617,147	502,023	589,319
Total assets	$19,980,696	$19,958,427	$20,779,657

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$650,134	$633,731	$164,133
Accounts payable	2,165,724	1,791,552	1,832,434
Compensation and taxes withheld	500,248	508,166	500,977
Accrued taxes	98,632	79,901	280,854
Current portion of long-term debt	310,561	1,179	701,419
California litigation accrual	136,333
Other accruals	980,433	972,651	891,844
Total current liabilities	4,842,065	3,987,180	4,371,661
Long-term debt	8,710,831	9,885,745	10,083,828
Postretirement benefits other than pensions	277,857	274,675	262,543
Deferred income taxes	1,371,162	1,434,196	2,611,065
Other long-term liabilities	803,942	684,443	709,571
Shareholders’ equity:
Common stock—$1.00 par value:
93,626,317, 93,883,645 and 93,513,916 shares outstanding
at September 30, 2018, December 31, 2017 and September 30, 2017, respectively	118,282	117,561	117,189
Other capital	2,851,983	2,723,183	2,654,176
Retained earnings	6,270,757	5,502,730	4,685,313
Treasury stock, at cost	(4,655,587)	(4,266,416)	(4,263,388)
Cumulative other comprehensive loss	(610,596)	(384,870)	(452,301)
Total shareholders' equity	3,974,839	3,692,188	2,740,989
Total liabilities and shareholders’ equity	$19,980,696	$19,958,427	$20,779,657
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income	$1,007,758	$874,869
Adjustments to reconcile net income to net operating cash:
Loss from discontinued operations	—	41,540
Depreciation	211,514	162,214
Amortization of intangible assets	239,019	118,799
Amortization of inventory purchase accounting adjustments	—	114,025
Stock-based compensation expense	53,132	59,146
Amortization of credit facility and debt issuance costs	9,512	5,969
Provisions for qualified exit costs	13,103	32,416
Provisions for environmental-related matters	34,317	5,812
Defined benefit pension plans net cost	(3,079)	15,246
Net change in postretirement liability	996	(7,422)
Deferred income taxes	1,484	—
Other	18,967	93
Change in working capital accounts - net	(81,600)	(163,513)
Costs incurred for environmental-related matters	(13,991)	(8,254)
Costs incurred for qualified exit costs	(19,595)	(26,925)
Other	(40,322)	34,817
Net operating cash	1,431,215	1,258,832

INVESTING ACTIVITIES
Capital expenditures	(166,184)	(143,406)
Acquisitions of businesses, net of cash acquired and divestiture (see Note 4)	—	(8,810,314)
Proceeds from sale of assets	38,354	39,528
Decrease in other investments	12,552	3,499
Net investing cash	(115,278)	(8,910,693)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	23,389	(113,942)
Proceeds from long-term debt	—	8,269,930
Payments of long-term debt	(851,977)	(951,253)
Payments for credit facility and debt issuance costs	(5,135)	(49,022)
Payments of cash dividends	(242,539)	(239,016)
Proceeds from stock options exercised	74,285	93,791
Treasury stock purchased	(368,334)	—
Other	44,825	(20,434)
Net financing cash	(1,325,486)	6,990,054

Effect of exchange rate changes on cash	(13,153)	(20,049)
Net decrease in cash and cash equivalents	(22,702)	(681,856)
Cash and cash equivalents at beginning of year	204,213	889,793
Cash and cash equivalents at end of period	$181,511	$207,937

Income taxes paid	$236,586	$403,495
Interest paid	245,734	88,776

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2018 and 2017
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
There have been no significant changes in critical accounting policies since December 31, 2017, except as described in Note 2. Accounting estimates were revised as necessary during the first nine months of 2018 based on new information and changes in facts and circumstances. Certain amounts in the 2017 condensed consolidated financial statements have been reclassified to conform to the 2018 presentation. See Note 2.
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
The consolidated results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
The only significant change that resulted from the new revenue standard was that certain advertising support that was previously classified as Selling, general and administrative expenses is now classified as a reduction of revenue. This reclassification had no effect on Net income, and therefore, there was no adjustment to the opening balance of retained earnings. During the nine months ended September 30, 2018, this change resulted in $87.2 million within Consumer Brands Group being recorded as a reduction of Net sales rather than in Selling, general and administrative expenses. The Company does not expect the adoption of the new revenue standard to have a material impact on its Net income on an ongoing basis. Refer to Note 3 for additional information.
Effective January 1, 2018, the Company adopted ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs." The standard requires the service component of pension and other postretirement benefit expense to be presented in the same income statement lines as other employee compensation costs, and the other components to be presented outside of operating income. The guidance on the presentation of components of pension and other postretirement benefit expense was adopted retrospectively, as required, and the practical expedient allowing estimates for comparative periods using the information previously disclosed in the pension and other postretirement benefit plan note was elected. The following table summarizes the impact of the standard for the nine months ended September 30, 2018 and 2017.

(Thousands of dollars)
	Nine Months Ended
	September 30, 2018		Nine Months Ended September 30, 2017
	Impact of ASU 2017-07	As Reported	As Previously Reported (Without Adoption of ASU 2017-07)	Reclass for ASU 2017-07	As Reported in 2018

Cost of goods sold	$2,270	$7,734,393	$6,021,752	$2,975	$6,024,727
Selling, general and administrative expenses	9,079	3,795,492	3,461,788	10,414	3,472,202
Other expense (income) - net	(11,349)	(8,688)	(14,803)	(13,389)	(28,192)

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
Not Yet Adopted
In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows a reclassification from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the potential impact of the standard.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which consists of a comprehensive lease accounting standard. Under the new standard, assets and liabilities arising from most leases will be recognized on the balance sheet. Leases will be classified as either operating or financing, and the lease classification will determine whether expense is recognized on a straight-line basis (operating leases) or based on an effective interest method (financing leases). The new standard is effective for interim and annual periods starting in 2019. A modified retrospective transition approach is required with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, "Leases: Targeted Improvements," which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has made significant progress with its assessment process and anticipates this standard will have a material impact on its consolidated balance sheet. While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to recording lease assets and related liabilities on the balance sheet for its retail operations in The Americas Group. The Company plans to use the optional transition method and apply the lease standard as of January 1, 2019 and does not anticipate a material cumulative-effect adjustment to the opening balance of retained earnings.
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
The remaining revenue is governed by long-term supply agreements and related purchase orders (“contracts”) that specify shipping terms and aspects of the transaction price including rebates, discounts and other sales incentives, such as advertising support. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
Refer to Note 14 for the Company's disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

(Thousands of dollars)
	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at January 1, 2018	$2,104,555	$33,031	$135,150	$208,909	$8,745
Balance at September 30, 2018	2,584,280	59,872	172,912	245,803	8,745
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.
Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue per ASC 606 when the products are sold. The Company only offers an assurance type warranty on products sold, and there is no material service to the customer beyond fixing defects that existed at the time of sale and no warranties are sold separately. Warranty liabilities are excluded from the table above and discussed in Note 6. Amounts reclassified during the quarter from deferred liabilities to Revenue were not material. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.

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
Finite-lived intangible assets include customer relationships of $3.2 billion and intellectual property and technology of $1.7 billion, which are being amortized over weighted average amortization periods ranging from 15 to 20 years. The measurement period adjustments for finite-lived intangible assets resulted in a $7.7 million reduction of amortization expense in the second quarter of 2018 that related to prior periods ($5.4 million for the year ended December 31, 2017 and $2.3 million for the three months ended March 31, 2018). Goodwill of $2.0 billion, $1.1 billion, and $2.8 billion was recorded in The Americas Group, Consumer Brands Group, and Performance Coatings Group, respectively, and relates primarily to expected synergies.
The results of operations for Valspar are included in the Company's consolidated financial statements from the date of acquisition. Net income for the three and nine months ended September 30, 2018 included Acquisition-related costs and purchase accounting amortization impacts of $111.7 million and $346.9 million, respectively, and Acquisition-related interest expense of $66.6 million and $204.4 million, respectively. Net income from continuing operations for the three and nine months ended September 30, 2017 included Acquisition-related costs of $192.5 million and $286.5 million, respectively, and Acquisition-related interest expense of $70.8 million and $112.2 million, respectively.
The following pro forma information presents consolidated financial information as if Valspar had been acquired at the beginning of 2016. Pro forma adjustments have been made to exclude Valspar's divested North American industrial wood coatings business results. Interest expense has been adjusted as though total debt related to the Acquisition had been outstanding at January 1, 2016. Amortization of acquired intangibles and fixed asset and inventory step-ups has been adjusted as though the amortization period started January 1, 2016. The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the Acquisition taken place on January 1, 2016, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Thousands of dollars except per share data)	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net sales	$4,507,020	$12,655,349
Net income from continuing operations	370,915	907,069
Net income per common share from continuing operations:
Basic	$3.99	$9.78
Diluted	$3.90	$9.57
NOTE 5—SHAREHOLDERS' EQUITY
Dividends paid on common stock during each of the first three quarters of 2018 and 2017 were $.86 per common share and $.85 per common share, respectively.
The following tables summarize the changes in the components of Shareholders' Equity for the three months ended September 30, 2018 and 2017.

(Thousands of dollars except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at June 30, 2018	$117,964	$2,795,196	$5,997,628	$(4,621,250)	$(542,449)	$3,747,089
Net income			354,027			354,027
Other comprehensive loss					(68,147)	(68,147)
Treasury stock purchased				(34,179)		(34,179)
Stock-based compensation activity	318	56,904		(158)		57,064
Other adjustments		(117)				(117)
Cash dividends			(80,898)			(80,898)
Balance at September 30, 2018	$118,282	$2,851,983	$6,270,757	$(4,655,587)	$(610,596)	$3,974,839

(Thousands of dollars except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at June 30, 2017	$117,071	$2,606,757	$4,448,788	$(4,262,120)	$(519,236)	$2,391,260
Net income			316,606			316,606
Other comprehensive income					66,935	66,935
Stock-based compensation activity	118	47,419		(1,267)		46,270
Other adjustments			1	(1)		—
Cash dividends			(80,082)			(80,082)
Balance at September 30, 2017	$117,189	$2,654,176	$4,685,313	$(4,263,388)	$(452,301)	$2,740,989

The following tables summarize the changes in the components of Shareholders' equity for the nine months ended September 30, 2018 and 2017.

(Thousands of dollars except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2017	$117,561	$2,723,183	$5,502,730	$(4,266,416)	$(384,870)	$3,692,188
Net income			1,007,758			1,007,758
Other comprehensive loss					(225,726)	(225,726)
Adjustment to initially apply ASU 2016-01			2,320			2,320
Treasury stock purchased				(368,334)		(368,334)
Stock-based compensation activity	721	126,659		(20,837)		106,543
Other adjustments		2,141	488			2,629
Cash dividends			(242,539)			(242,539)
Balance at September 30, 2018	$118,282	$2,851,983	$6,270,757	$(4,655,587)	$(610,596)	$3,974,839

(Thousands of dollars except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2016	$116,563	$2,488,564	$4,049,497	$(4,235,832)	$(540,351)	$1,878,441
Net income			874,869			874,869
Other comprehensive income					88,050	88,050
Stock-based compensation activity	626	165,612		(27,531)		138,707
Other adjustments			(37)	(25)		(62)
Cash dividends			(239,016)			(239,016)
Balance at September 30, 2017	$117,189	$2,654,176	$4,685,313	$(4,263,388)	$(452,301)	$2,740,989
NOTE 6—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2018 and 2017, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2018	2017
Balance at January 1	$151,425	$34,419
Charges to expense	22,148	27,802
Settlements	(39,933)	(41,408)
Acquisition, divestiture and other adjustments	(66,236)	107,321
Balance at September 30	$67,404	$128,134

Warranty accruals acquired in connection with the Acquisition include warranties for certain products under extended furniture protection plans. In the U.S., revenue related to furniture protection plans is deferred and recognized over the life of the contract. The furniture protection plan business was divested during the third quarter ended September 30, 2018 for an immaterial amount that approximated net book value.
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
In the nine months ended September 30, 2018, twelve stores in The Americas Group and nine branches in the Performance Coatings Group were closed due to lower demand or redundancy. The Company continues to evaluate all legacy operations in response to the Acquisition in order to optimize restructured operations. These Acquisition-related restructuring charges to date are recorded in the Administrative segment as presented in the table below. The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2018:

(Thousands of dollars)
		Provisions	Actual
	Balance at	in Cost of	Expenditures	Balance at
	December 31,	Goods Sold	Charged to	September 30,
Exit Plan	2017	or SG&A	Accrual	2018
Administrative segment Acquisition-related restructuring:
Severance and related costs	$6,019	$10,842	$(15,311)	$1,550
Other qualified exit costs	5,541		(2,864)	2,677
Performance Coatings Group facilities shutdown in 2018:
Severance and related costs		13	(1)	12
Other qualified exit costs		1,587	(114)	1,473
Performance Coatings Group branches shutdown in 2017:
Severance and related costs	14	291	(183)	122
Other qualified exit costs	121	370	(229)	262
Consumer Brands Group facilities shutdown in 2016:
Severance and related costs	21		(21)
Performance Coatings Group branches shutdown in 2016:
Other qualified exit costs	111		(61)	50
Severance and other qualified exit costs for facilities shutdown prior to 2016	1,558		(811)	747
Totals	$13,385	$13,103	$(19,595)	$6,893
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

NOTE 8—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit (credit) cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2018	2017	2018	2017	2018	2017
Three Months Ended September 30:
Net periodic benefit (credit) cost:
Service cost	$1,158	$5,356	$2,016	$2,050	$499	$524
Interest cost	8,541	8,734	2,352	2,242	2,545	2,755
Expected return on assets	(14,383)	(13,351)	(2,685)	(2,488)
Recognition of:
Unrecognized prior service cost	407	341			(1,643)	(1,645)
Unrecognized actuarial loss		1,334	383	474	581	8
Net periodic benefit (credit) cost	$(4,277)	$2,414	$2,066	$2,278	$1,982	$1,642

Nine Months Ended September 30:
Net periodic benefit (credit) cost:
Service cost	$6,673	$16,128	$6,048	$6,255	$1,496	$1,538
Interest cost	25,233	22,335	7,055	5,744	7,634	7,991
Expected return on assets	(43,199)	(34,959)	(8,055)	(6,260)
Recognition of:
Unrecognized prior service cost	1,192	1,022			(4,927)	(4,935)
Unrecognized actuarial loss		4,657	1,149	324	1,744	24
Ongoing pension (credit) cost	(10,101)	9,183	6,197	6,063	5,947	4,618
Settlements and curtailments	825					(9,332)
Net periodic benefit (credit) cost	$(9,276)	$9,183	$6,197	$6,063	$5,947	$(4,714)
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other expense (income) - net. See Note 2 for information on the adoption of ASU No. 2017-07.
During the first quarter of 2018, the Company's domestic defined benefit plan was split into two separate overfunded plans: one that will continue to operate (Ongoing Plan) and one that will be terminated (Terminating Plan). The Terminating Plan was frozen as of March 31, 2018, which resulted in a curtailment expense. During the second quarter of 2018, the Terminating Plan was terminated. The Company expects to settle the related liabilities through a combination of (i) lump sum payments to eligible participants who elect to receive them and (ii) the purchase of annuity contracts for participants who either do not elect lump sums or are already receiving benefit payments. The lump sum payments are expected to be paid in December 2018, and the annuity contracts are expected to be purchased in 2019. The Company's settlement obligation will depend on the nature of participant settlements and the prevailing market conditions. The Company currently expects the total settlement charge to be between $41 million and $61 million, with approximately $20 million to be recognized during the fourth quarter of 2018 and the remainder to be recognized in 2019. It is possible the Company could ultimately incur settlement charges outside of this estimated range as a result of unforeseen changes in prevailing market conditions. The Company will use any remaining overfunded cash surplus balances to fund replacement plan contributions.
The settlement gain recognized in the nine months ended September 30, 2017 relates to the termination of a life insurance benefit plan during the second quarter of 2017.
For further details on the Company’s health care, pension and other benefits, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 9—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At September 30, 2018, the unaccrued maximum of the estimated range of possible outcomes is $99.6 million higher than the minimum.
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
Included in Other long-term liabilities at September 30, 2018 and 2017 were accruals for extended environmental-related activities of $209.9 million and $162.9 million, respectively. Estimated costs of current investigation and remediation activities of $27.0 million and $32.6 million are included in Other accruals at September 30, 2018 and 2017, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2018. At September 30, 2018, $188.2 million, or 79.4 percent of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $99.6 million at September 30, 2018, $82.2 million, or 82.5 percent, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the litigation in California discussed below, the Company has not accrued any amounts for such litigation, the Company does not believe it is probable that a loss has occurred, and the Company believes it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation or any such liability is higher than any amount currently accrued for such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
On April 17, 2018, the parties filed their briefs with the trial court regarding the recalculation of the amount of the abatement fund. The plaintiffs proposed $730.0 million as the amount of the abatement fund, and the Company and the other two defendants jointly proposed a maximum amount of no more than $409.1 million. On August 17, 2018, the trial court held a hearing regarding the recalculation of the amount of the abatement fund. On September 4, 2018, the trial court ruled that the amount of the abatement fund is $409.1 million. On May 17, 2018, NL Industries filed a Motion for Good Faith Settlement, which the Company and ConAgra opposed. The trial court held a hearing on NL Industries’ Motion for Good Faith Settlement on July 12, 2018 and subsequently denied NL Industries' Motion. On July 16, 2018, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking discretionary review. On October 15, 2018, the Supreme Court of the United States denied the Company's Petition for Writ of Certiorari.
Although the Company believes it is probable that a loss has occurred, the ultimate amount of such loss and the timing of any payments remains uncertain and could change in the future due to the numerous possible outcomes and uncertainties, including, but not limited to, (i) the final amount of the abatement fund that will be paid, particularly because participation in the abatement program by eligible homeowners is voluntary and it is uncertain what percentage of eligible homeowners will participate or how claims will be administered, and (ii) the portion of the abatement fund for which the Company, the two other defendants and others are determined to be responsible. However, the Company has accrued $136.3 million as of September 30, 2018 for this litigation, which is one-third of the amount of the abatement fund. It is possible that the Company may change the amount accrued for this litigation based on the facts and circumstances. Because of joint and several liability, it is possible the Company could ultimately be liable for the total amount of the abatement fund. In the event any liability is higher than any amount currently accrued for such litigation, the recording of any liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court's decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court's review of the Seventh Circuit's decision, and on May 18, 2015, the United States Supreme Court denied the defendants' petition. The case is currently pending in the District Court. Three cases also are pending in the United States District Court for the Eastern District of Wisconsin (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) in which the Court has ruled on some dispositive motions and other dispositive motions are currently pending. The Court has not set trial dates in any of these three cases. In Maniya Allen, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, cases involving six of the 146 plaintiffs were selected for discovery. In Dijonae Trammell, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, discovery for one of the three plaintiffs was consolidated with the six Allen cases referenced above. The parties have selected four of the cases to proceed to expert discovery and to prepare for trial. No dates for expert discovery, pretrial dispositive motions or trial have been set by the District Court in the Allen and Trammell cases.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to primarily determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, is currently stayed and inactive. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in California discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
NOTE 11—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provisions for environmental matters - net	$2,299	$4,183	$34,317	$5,812
Loss (gain) on sale or disposition of assets	9,227	(74)	7,178	348
Total	$11,526	$4,109	$41,495	$6,160

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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend and royalty income	$(2,995)	$(3,064)	$(5,967)	$(6,106)
Net expense from banking activities	2,694	2,196	7,380	7,181
Foreign currency transaction related losses (gains)	6,157	571	9,321	(2,039)
Miscellaneous pension income	(3,902)	(1,596)	(11,349)	(13,389)
Other income	(7,652)	(12,167)	(21,760)	(23,064)
Other expense	7,421	3,798	13,687	9,225
Total	$1,723	$(10,262)	$(8,688)	$(28,192)
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses (gains) from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at September 30, 2018 and 2017.
Miscellaneous pension income consists of the non-service components of net pension costs (credits). See Note 2 for information on the adoption of ASU No. 2017-07 and Note 8 for the detail of net pension costs (credits).
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.

NOTE 12—INCOME TAXES
The effective tax rate for income from continuing operations was 14.9 percent and 19.9 percent for the third quarter and first nine months of 2018, respectively, compared to 26.0 percent and 26.3 percent for the third quarter and first nine months of 2017, respectively. The decrease in the effective tax rate for the third quarter and first nine months of 2018 compared to 2017 was primarily due to the overall favorable impact of the Tax Cuts and Jobs Act (Tax Act). The Company received favorable tax benefits from the reduction in the corporate domestic income tax rate from 35 percent to 21 percent and a deduction related to foreign-derived intangible income. The Company recorded a favorable tax benefit of $17.4 million when completing its 2017 U.S. income tax return during the third quarter of 2018. The Company also received an income tax benefit relating to an increase in the tax basis of the assets of various foreign subsidiaries in the second quarter of 2018. These benefits were partially offset by a $27.5 million reversal of tax benefits recorded in the fourth quarter of 2017 primarily related to the Tax Act due to purchase accounting adjustments made in the second quarter of 2018 related to the Acquisition. The Tax Act’s elimination of the domestic manufacturing deduction, a reduction in allowable foreign tax credits and a decreased benefit related to international tax rate differences also negatively impacted the effective tax rate for the third quarter and first nine months of 2018.
In accordance with Staff Accounting Bulletin (SAB) No. 118, based on the information available as of December 31, 2017, the Company recorded a provisional reduction of income taxes of $607.9 million as a result of the Tax Act. The Company's deferred tax liabilities were reduced by $560.2 million due to the lower income tax rate. The remaining $47.7 million is the effects of the implementation of the territorial tax system and the remeasurement of U.S. deferred tax liabilities on unremitted foreign earnings. The final impact of the Tax Act may differ from the provisional amounts recorded at December 31, 2017, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. During the second quarter of 2018, the Company made purchase accounting adjustments related to the Acquisition, which resulted in the reversal of $27.5 million of income tax benefits related to the remeasurement of U.S. deferred tax liabilities. There were no significant adjustments made in the third quarter of 2018 related to the Tax Act.
At December 31, 2017, the Company had $59.0 million in unrecognized tax benefits, the recognition of which would have an effect of $49.5 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2017 was $5.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions. During the first nine months of 2018, the Company added an additional $24.0 million of unrecognized tax benefits primarily due to purchase accounting adjustments related to the Acquisition.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2017, the Company had accrued $14.6 million for the potential payment of income tax interest and penalties. During the first nine months of 2018, the Company added an additional $8.4 million of tax-related interest and penalties, primarily due to purchase accounting adjustments related to the Acquisition.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2014 and 2015 income tax returns, as well as the 2014 and 2015 tax years of a Valspar subsidiary. No significant adjustments have been proposed by the IRS. The IRS and the Joint Committee of Taxation have approved refund claims for the 2010, 2011 and 2012 tax years. The Company will receive approximately $7.5 million of tax and interest related to the refund claims in the first quarter of the 2019 tax year. As of September 30, 2018, the federal statute of limitations has not expired for the 2013, 2014, 2015 and 2016 tax years.
As of September 30, 2018, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2017. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2017.

NOTE 13—NET INCOME PER COMMON SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic
Average common shares outstanding	93,099,714	92,988,118	93,121,900	92,793,275
Net income
Continuing operations	$354,027	$316,606	$1,007,758	$916,409
Discontinued operations (1)	—	—	—	(41,540)
Net income	$354,027	$316,606	$1,007,758	$874,869
Basic net income per common share
Continuing operations	$3.80	$3.40	$10.82	$9.88
Discontinued operations (1)	—	—	—	(.45)
Net income per common share	$3.80	$3.40	$10.82	$9.43

Diluted
Average common shares outstanding	93,099,714	92,988,118	93,121,900	92,793,275
Stock options and other contingently issuable shares (2)	1,982,841	2,106,912	1,990,622	1,942,845
Non-vested restricted stock grants	52,702	112,854	58,246	81,549
Average common shares outstanding assuming dilution	95,135,257	95,207,884	95,170,768	94,817,669
Net income
Continuing operations	$354,027	$316,606	$1,007,758	$916,409
Discontinued operations (1)	—	—	—	(41,540)
Net income	$354,027	$316,606	$1,007,758	$874,869
Diluted net income per common share
Continuing operations	$3.72	$3.33	$10.59	$9.67
Discontinued operations (1)	—	—	—	(.44)
Net income per common share	$3.72	$3.33	$10.59	$9.23

(1)	Relates to the divestiture of Valspar's North American industrial wood coatings business. See Note 4.

(2)
Stock options and other contingently issuable shares excluded 28,871 shares due to their anti-dilutive effect for the nine months ended September 30, 2018. There were no options excluded due to their anti-dilutive effect for the three months ended September 30, 2018. Stock options and other contingently issuable shares excluded 26,859 shares due to their anti-dilutive effect for the three and nine months ended September 30, 2017.

NOTE 14—REPORTABLE SEGMENT INFORMATION
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

(Thousands of dollars)	Three Months Ended September 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,665,663	$770,543	$1,294,579	$685	$4,731,470
Intersegment transfers	233	936,281	4,474	(940,988)
Total net sales and intersegment transfers	$2,665,896	$1,706,824	$1,299,053	$(940,303)	$4,731,470

Segment profit	$577,738	$83,941	$104,868		$766,547
California litigation expense				$(136,333)	(136,333)
Interest expense				(92,281)	(92,281)
Administrative expenses and other				(121,980)	(121,980)
Income from continuing operations before income taxes	$577,738	$83,941	$104,868	$(350,594)	$415,953

	Three Months Ended September 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,539,256	$723,341	$1,242,336	$2,087	$4,507,020
Intersegment transfers	1,184	860,181	4,709	(866,074)
Total net sales and intersegment transfers	$2,540,440	$1,583,522	$1,247,045	$(863,987)	$4,507,020

Segment profit	$525,577	$70,427	$59,615		$655,619
Interest expense				$(91,593)	(91,593)
Administrative expenses and other				(136,304)	(136,304)
Income from continuing operations before income taxes	$525,577	$70,427	$59,615	$(227,897)	$427,722

	Nine Months Ended September 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$7,371,135	$2,204,668	$3,891,678	$2,791	$13,470,272
Intersegment transfers	506	2,657,614	16,888	(2,675,008)
Total net sales and intersegment transfers	$7,371,641	$4,862,282	$3,908,566	$(2,672,217)	$13,470,272

Segment profit	$1,485,027	$249,072	$339,828		$2,073,927
California litigation expense				$(136,333)	(136,333)
Interest expense				(277,335)	(277,335)
Administrative expenses and other				(402,634)	(402,634)
Income from continuing operations before income taxes	$1,485,027	$249,072	$339,828	$(816,302)	$1,257,625

	Nine Months Ended September 30, 2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$6,928,657	$1,583,148	$2,487,884	$4,535	$11,004,224
Intersegment transfers	5,544	2,420,356	15,740	(2,441,640)
Total net sales and intersegment transfers	$6,934,201	$4,003,504	$2,503,624	$(2,437,105)	$11,004,224

Segment profit	$1,363,488	$202,405	$179,072		$1,744,965
Interest expense				$(174,017)	(174,017)
Administrative expenses and other				(327,618)	(327,618)
Income from continuing operations before income taxes	$1,363,488	$202,405	$179,072	$(501,635)	$1,243,330

In the reportable segment financial information, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the reportable segments. The Administrative segment did not include any significant foreign operations. Also included in the Administrative segment was a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $951.8 million and $964.6 million for the third quarter of 2018 and 2017, respectively. Net external sales of all consolidated foreign subsidiaries were $2.890 billion and $1.987 billion for the nine months ended 2018 and 2017, respectively. Long-lived assets of these subsidiaries totaled $3.367 billion and $1.725 billion at September 30, 2018 and September 30, 2017, respectively. The increase in net external sales and long-lived assets is primarily due to the Acquisition. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$57,076	$28,559	$28,517
Liabilities:
Deferred compensation plan liabilities (2)	$68,461	$68,461

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $51,432.

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

(Thousands of dollars)
	September 30, 2018		September 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,734,479	$8,512,513	$9,445,569	$9,734,890
Non-publicly traded debt	286,913	276,440	1,339,678	1,290,634
On February 27, 2018, the Company amended the five-year credit agreement entered into in May 2016 to increase it by $250.0 million up to an aggregate availability of $750.0 million. On July 26, 2018, the Company amended such five-year credit agreement to increase it by $125.0 million up to an aggregate availability of $875.0 million.
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

On September 6, 2018, the Company amended the five-year credit agreement entered into in September 2017 to increase it by $125.0 million up to an aggregate availability of $625.0 million.

NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in Other assets, was $214.4 million and $224.7 million at September 30, 2018 and 2017, respectively. The liability for estimated future capital contributions to the investments was $160.5 million and $166.3 million at September 30, 2018 and 2017, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2018 primarily due to continued improvements in operating results. Net working capital decreased $116.3 million at September 30, 2018 compared to the end of the third quarter of 2017 due to an increase in current liabilities, partially offset by an increase in current assets. The Acquisition annualized on June 1st, which resulted in an incremental five months of Valspar results included for the nine months of 2018 versus 2017. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash for the nine months ended September 30, 2018 was a cash source of $1.431 billion compared to a cash source of $1.259 billion for the same period in 2017.
Consolidated net sales increased 5.0 percent in the third quarter of 2018 to $4.731 billion from $4.507 billion in the third quarter of 2017. The increase was due primarily to higher paint sales volume in The Americas and Consumer Brands Groups and selling price increases. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter of 2018 to 42.5 percent compared to 42.2 percent in the third quarter of 2017. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume, reduced impacts of purchase accounting on cost of goods sold, and selling price increases, partially offset by higher raw material costs, incremental supply chain costs in an effort to keep pace with load-in demand of a new customer program during peak season, and unfavorable currency translation rate changes. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 26.9 percent in the third quarter of 2018 from 29.0 percent in the third quarter of 2017. The decrease was primarily due to realized administrative and selling synergies from the Acquisition and the adoption of ASC 606, partially offset by net new store openings and general comparable store expenses to support higher sales levels. Amortization expense decreased $3.6 million in the third quarter of 2018 versus 2017, due to the Acquisition and related purchase accounting fair value adjustments. Interest expense increased $0.7 million in the third quarter of 2018 versus 2017. The Company accrued $136.3 million for the California litigation expense in the third quarter of 2018. See Note 10 for more information on this litigation. The effective tax rate for income from continuing operations was 14.9 percent and 26.0 percent for the third quarter of 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act (Tax Act). Diluted net income per common share in the third quarter of 2018 increased to $3.72 per share from $3.33 per share in 2017. Third quarter 2018 diluted net income per common share included a charge of $1.09 per share from the California litigation and a $.87 per share charge from Acquisition-related costs, purchase accounting impacts and amortization of intangibles. Third quarter 2017 diluted net income per common share included a $1.42 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and amortization of intangibles.
Consolidated net sales increased 22.4 percent in the first nine months of 2018 to $13.470 billion from $11.004 billion in the first nine months of 2017. The increase was due primarily to the Acquisition, which added an incremental five months of Valspar results and increased sales 16.8 percent in the first nine months of 2018, as well as higher paint sales volume in The Americas Group and selling price increases. Consolidated gross profit as a percent of consolidated net sales decreased to 42.6 percent in the first nine months of 2018 from 45.3 percent during the same period in 2017. The decrease was due primarily to the Acquisition and higher raw material costs partially offset by increased paint sales volume, selling price increases and reduced impacts of purchase accounting costs on cost of goods sold. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 28.2 percent in the first nine months of 2018 from 31.6 percent during the same period in 2017. The decrease was primarily due to realized administrative and selling synergies from the Acquisition and the adoption of ASC 606, partially offset by net new store openings and general comparable store expenses to support higher sales levels. Amortization expense increased $120.2 million in the first nine months of 2018 compared to 2017 due to the Acquisition and related purchase accounting fair value adjustments. Interest expense increased $103.3 million in the first nine months of 2018 compared to 2017 primarily due to increased debt levels to fund the Acquisition. The Company accrued $136.3 million for the California litigation expense in the first nine months of 2018. The effective tax rate for income from continuing operations was 19.9 percent and 26.3 percent for the first nine months of 2018 and 2017, respectively, primarily due to the Tax Act. Diluted net income per common share increased to $10.59 per share in the first nine months of 2018 from $9.23 per share in the first nine months of 2017. Diluted net income per common share for the nine months ended September 30, 2018 included a charge of $1.09 per share from the California litigation and a $3.05 per share charge from Acquisition-related costs, purchase accounting impacts and increased amortization of intangibles. Diluted net income per common share from continuing operations for the nine months ended September 30, 2017 included an $2.22 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles.
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
The Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note 4 for a table detailing the opening balance sheet. Net working capital decreased $116.3 million at September 30, 2018 compared to the end of the third quarter of 2017 due to an increase in current liabilities, partially offset by an increase in current assets. Cash and cash equivalents decreased $26.4 million at September 30, 2018 compared to September 30, 2017 while accounts receivable increased $158.1 million, inventories increased $157.1 million, other current assets increased $65.4 million, and accounts payable increased $333.3 million supporting increased sales levels. Accrued taxes decreased $182.2 million and other accruals increased $88.6 million due to timing of payments. The Company accrued $136.3 million for the California litigation expense in the third quarter of 2018. Short-term borrowings increased $486.0 million while current portion of long-term debt decreased $390.9 million resulting from reduced current maturities due. In the first nine months of 2018, cash and cash equivalents decreased $22.7 million while accounts receivable increased $479.7 million, inventories increased $60.0 million, other current assets increased $55.2 million, and accounts payable increased $374.2 million when normal seasonal trends typically require significant growth in these categories. Accrued taxes increased $18.7 million due to timing of payments. Short-term borrowings increased $16.4 million while current portion of long-term debt increased $309.4 million resulting from 7.25% senior notes becoming due in 2019. Total debt at September 30, 2018 decreased $1.278 billion to $9.672 billion from $10.949 billion at September 30, 2017 and decreased as a percentage of total capitalization to 70.9 percent from 80.0 percent at the end of the third quarter last year. Total debt decreased $849.1 million from December 31, 2017 and decreased as a percentage of total capitalization from 74.0 percent to 70.9 percent. At September 30, 2018, the Company had remaining short-term borrowing ability of $2.882 billion. Net operating cash improved $172.4 million in the first nine months of 2018 to a cash source of $1.431 billion from a cash source of $1.259 billion in 2017. In the twelve month period from October 1, 2017 through September 30, 2018, the Company generated net operating cash of $2.056 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities

Cash and cash equivalents decreased $22.7 million during the first nine months of 2018. Cash flow from operations along with increased short-term borrowings funded cash requirements for increased sales and normal seasonal increases in working capital, treasury stock purchases of $368.3 million, payments of cash dividends of $242.5 million, payments of long-term debt of $852.0 million, and capital expenditures of $166.2 million. At September 30, 2018, the Company’s current ratio was 1.04 compared to 1.12 at December 31, 2017 and 1.07 a year ago.
Goodwill and intangible assets decreased $563.5 million from December 31, 2017 and decreased $1.133 billion from September 30, 2017. The net decrease during the first nine months of 2018 was primarily due to amortization of $239.0 million, purchase accounting adjustments of $96.9 million and foreign currency translation and other of $227.6 million. The net decrease over the twelve month period from September 30, 2017 was primarily due to purchase accounting adjustments of $646.7 million, amortization of $327.0 million, and foreign currency translation and other of $165.0 million, partially offset by capitalized software additions of $5.3 million. Based on final purchase accounting for the Acquisition, goodwill of $2.0 billion, $1.1 billion and $2.8 billion was recognized in The Americas Group, Consumer Brands Group and Performance Coatings Group, respectively. Refer to Note 4 within this report for additional information regarding the Acquisition, including the final purchase price allocation. Additionally, see Note 4, on pages 51 and 52, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company's goodwill and intangible assets.
Deferred pension assets increased $9.2 million during the first nine months of 2018 and increased $81.6 million from September 30, 2017. The increase in the last twelve months was due to an increase in the fair value of plan assets partially offset by increased pension benefit obligations primarily due to changes in actuarial assumptions and acquired Valspar plans. See Note 6, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s benefit plan assets.
During the first quarter of 2018, the Company's domestic defined benefit plan was split into two separate overfunded plans: one that will continue to operate (Ongoing Plan) and one that will be terminated (Terminating Plan). The Terminating Plan was frozen as of March 31, 2018, which resulted in a curtailment expense. During the second quarter of 2018, the Terminating Plan was terminated. The Company expects to settle the related liabilities through a combination of (i) lump sum payments to eligible participants who elect to receive them and (ii) the purchase of annuity contracts for participants who either do not elect lump sums or are already receiving benefit payments. The lump sum payments are expected to be paid in December 2018, and the annuity contracts are expected to be purchased in 2019. The Company's settlement obligation will depend on the nature of participant settlements and the prevailing market conditions. The Company currently expects the total settlement charge to be between $41.0 million and $61.0 million, with approximately $20.0 million to be recognized during the fourth quarter of 2018, and the remainder to be recognized in 2019. It is possible the Company could ultimately incur settlement charges outside of this estimated range as a result of unforeseen changes in prevailing market conditions. The Company will use any remaining overfunded cash surplus balances to fund replacement plan contributions.
Other assets at September 30, 2018 increased $115.1 million in the first nine months of 2018 and increased $27.8 million from a year ago primarily due to increases in deferred tax assets and other investments.
Net property, plant and equipment decreased $110.8 million in the first nine months of 2018 and decreased $129.2 million in the twelve months since September 30, 2017. The decrease in the first nine months was primarily due to depreciation expense of $211.5 million and changes in currency translation rates and other adjustments of $73.1 million, partially offset by capital expenditures of $166.2 million and purchase accounting adjustments of $7.7 million. Since September 30, 2017, the decrease was primarily due to depreciation expense of $334.3 million and changes in currency translation rates and other adjustments of $67.1 million, partially offset by capital expenditures of $245.0 million and purchase accounting adjustments of $27.3 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative Segment.
On June 2, 2017, the Company closed its previously announced exchange offers and consent solicitations (collectively, the "Exchange Offer") for the outstanding senior notes of Valspar. Pursuant to the Exchange Offer, the Company issued an aggregate principal amount of approximately $1.478 billion. On May 16, 2017, the Company issued $6.0 billion of senior notes (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to fund the Acquisition. As previously disclosed, the interest rate locks entered into in 2016 settled in March 2017 resulting in a pretax gain of $87.6 million recognized in Cumulative other comprehensive loss. This gain is being amortized from Cumulative other comprehensive loss to a reduction of interest expense over the terms of the New Notes. For the nine months ended September 30, 2018, the amortization of the unrealized gain reduced interest expense by $2.1 million. The Company expects to amortize unrealized gains of $8.3 million from Cumulative other comprehensive loss to Interest expense during the next twelve months. In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. The outstanding balance on the Term Loan of $700.0 million was paid off during the quarter ended September 30, 2018.
On February 27, 2018, the Company amended the five-year credit agreement entered into in May 2016 to increase the aggregate availability to $750.0 million. On July 26, 2018, the Company amended such five-year credit agreement to increase it by $125.0 million up to an aggregate availability of $875.0 million. In September 2017, the Company entered into a five-year letter of credit agreement, subsequently amended, with an aggregate availability of $500.0 million. On September 6, 2018, the Company amended such five-year credit agreement to increase it by $125.0 million up to an aggregate availability of $625.0 million. The credit agreements are being used for general corporate purposes. At September 30, 2018, there was $150.0 million borrowings outstanding under these credit agreements. See Note 7, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s debt.
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
At September 30, 2018, the Company had outstanding borrowings of $467.7 million with a weighted average interest rate of 2.5 percent under its commercial paper program. The Company had unused capacity under the global credit agreement of $1.532 billion at September 30, 2018. Short-term borrowings under various other foreign programs were $32.4 million with a weighted average interest rate of 12.6 percent.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2017 and September 30, 2017. See Note 6, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at September 30, 2018 decreased $63.0 million in the first nine months of 2018 due to changes in purchase accounting and decreased $1.240 billion from a year ago primarily due to changes in purchase accounting and the overall favorable impact of the Tax Act.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2018. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2018. See Note 9 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $16.4 million to $650.1 million at September 30, 2018 from $633.7 million at December 31, 2017. Total long-term debt decreased $865.5 million to $9.021 billion at September 30, 2018 from $9.887 billion at December 31, 2017, and decreased $1.764 billion from $10.785 billion at September 30, 2017. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter of 2018 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 6 for changes to the Company’s accrual for product warranty claims in the first nine months of 2018.

Litigation
See Note 10 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $282.7 million to $3.975 billion at September 30, 2018 from $3.692 billion at December 31, 2017 and increased $1.234 billion from $2.741 billion at September 30, 2017. The increase in Shareholders’ equity for the first nine months of 2018 resulted primarily from net income of $1.008 billion and an increase in Other capital of $128.8 million, partially offset by increased treasury stock of $389.2 million, cash dividends paid on common stock of $242.5 million and an increase in Cumulative other comprehensive loss of $225.7 million primarily due to currency translation. The increase in Shareholders' equity since September 30, 2017 resulted primarily from net income of $1.905 billion and an increase in Other capital of $197.8 million, partially offset by increased treasury stock of $392.2 million, cash dividends paid on common stock of $322.6 million and an increase in Cumulative other comprehensive loss of $158.3 million.
During the first nine months of 2018, the Company purchased 925,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2018 to purchase 10.73 million shares of its common stock. In February 2018, the Board of Directors increased the quarterly cash dividend from $.85 per common share to $.86 per common share. This quarterly dividend will result in an annual dividend for 2018 of $3.44 per common share or an 18.4 percent payout of 2017 diluted net income per common share.
Cash Flow
Net operating cash for the nine months ended September 30, 2018 was a cash source of $1.431 billion compared to a cash source of $1.259 billion for the same period in 2017. The improvement in net operating cash was primarily due to an increase in net income of $132.9 million and higher depreciation and amortization, partially offset by cash requirements for working capital, excluding the California litigation accrual, and other long-term items. Net investing cash usage decreased $8.795 billion in the first nine months of 2018 to a usage of $115.3 million from a usage of $8.911 billion in 2017 primarily due to the Acquisition in 2017. Net financing cash decreased $8.316 billion to a usage of $1.325 billion in the first nine months of 2018 from a source of $6.990 billion in 2017 primarily due to proceeds from long-term debt in 2017 and treasury stock purchases of $368.3 million in 2018. In the twelve month period from October 1, 2017 through September 30, 2018, the Company generated net operating cash of $2.056 billion, used $251.9 million in investing activities and used $1.801 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 4.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the combined companies for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2018, the Company was in compliance with the covenant. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the three and nine months ended September 30, 2018:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net Sales:
The Americas Group	$2,665,663	$2,539,256	5.0%	$7,371,135	$6,928,657	6.4%
Consumer Brands Group	770,543	723,341	6.5%	2,204,668	1,583,148	39.3%
Performance Coatings Group	1,294,579	1,242,336	4.2%	3,891,678	2,487,884	56.4%
Administrative	685	2,087	-67.2%	2,791	4,535	-38.5%
Total	$4,731,470	$4,507,020	5.0%	$13,470,272	$11,004,224	22.4%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Income Before Income Taxes:
The Americas Group	$577,738	$525,577	9.9%	$1,485,027	$1,363,488	8.9%
Consumer Brands Group	83,941	70,427	19.2%	249,072	202,405	23.1%
Performance Coatings Group	104,868	59,615	75.9%	339,828	179,072	89.8%
Administrative	(350,594)	(227,897)	-53.8%	(816,302)	(501,635)	-62.7%
Total	$415,953	$427,722	-2.8%	$1,257,625	$1,243,330	1.1%
Three Months Ended September 30, 2018
Consolidated net sales increased in the third quarter of 2018 due primarily to higher paint sales volume in The Americas and Consumer Brands Groups and selling price increases. Currency translation rate changes decreased net sales by 1.1 percent in the quarter. As a result of the new revenue standard (ASC 606) adopted in the first quarter of 2018, certain advertising support that was previously classified as selling, general and administrative expenses is now classified as a reduction of revenue with no effect on net income. Adopting ASC 606 reduced consolidated net sales approximately 0.8 percent in the quarter.
Net sales of all consolidated foreign subsidiaries were down 1.3 percent to $951.8 million in the third quarter compared to $964.6 million in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to unfavorable currency translation rate changes partially offset by selling price increases. Net sales of all operations other than consolidated foreign subsidiaries were up 6.7 percent to $3.780 billion in the quarter compared to $3.542 billion in the same period last year.
Net sales in The Americas Group increased in the third quarter of 2018 due primarily to higher architectural paint sales volume across most end market segments and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 5.2 percent in the quarter compared to last year’s comparable period. Sales of non-paint products increased 5.4 percent over last year's third quarter. Currency translation rate changes decreased net sales by 1.4 percent. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group increased in the third quarter primarily due to a new customer program and selling price increases, partially offset by lower volume sales to some retail customers. Adopting ASC 606 reduced Group net sales approximately 4.7 percent. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the third quarter primarily due to selling price increases and continued strong demand in most of our North American businesses, partially offset by currency translation rate changes that decreased net sales by 1.1 percent. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the third quarter.
Consolidated gross profit increased $108.6 million in the third quarter of 2018 compared to the same period in 2017. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter of 2018 to 42.5 percent, compared to 42.2 percent during the same period in 2017. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume, reduced impacts of purchase accounting on cost of goods sold, and selling price increases, partially offset by higher raw material costs, the adoption of ASC 606, incremental supply chain costs in an effort to keep pace with load-in demand of a new customer program while supporting what is traditionally our peak sales volume quarter, and unfavorable currency translation rate changes.
The Americas Group’s gross profit was higher than last year by $81.4 million in the third quarter of 2018 due to higher paint sales volume and selling price increases, partially offset by increased raw material costs and unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales increased in the quarter due to increased paint sales volume and selling price increases, partially offset by increased raw material costs. The Consumer Brands Group’s gross profit decreased by $10.1 million in the quarter compared to the same period last year due primarily to increased raw material costs, the adoption of ASC 606, incremental supply chain costs for load-in demand of a new customer program and lower volume sales to some of the Group’s retail and commercial customers, partially offset by reduced impacts of purchase accounting on cost of goods sold and selling price increases. The Consumer Brands Group’s gross profit as a percent of sales was down in the quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $34.9 million in the third quarter compared to the same period last year, when stated in U.S. dollars, primarily due to selling price increases and reduced impacts of purchase accounting on cost of goods sold, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of sales was up in the quarter compared to the same period last year for these same reasons. The Administrative segment’s gross profit increased by $2.4 million in the third quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) decreased $34.3 million in the third quarter of 2018 versus the same period last year. As a percent of sales, consolidated SG&A decreased to 26.9 percent in the third quarter of 2018, from 29.0 percent in the third quarter of 2017. These improvements to SG&A dollars and percent are primarily due to realized administrative and selling synergies from the Acquisition and the adoption of ASC 606, partially offset by net new store openings and general comparable store expenses to support higher sales levels.
The Americas Group’s SG&A increased $27.0 million in the third quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A decreased $30.1 million in the quarter compared to the same period last year primarily due to realized administrative and selling synergies from the Acquisition and the adoption of ASC 606, partially offset by increased selling expenses to support higher sales levels. The Performance Coatings Group’s SG&A decreased $5.8 million in the quarter primarily due to realized administrative and selling synergies from the Acquisition, partially offset by increased selling expenses to support higher sales levels. The Administrative segment’s SG&A decreased $25.5 million in the quarter primarily due to realized administrative synergies and decreased costs associated with the Acquisition.
Amortization expense decreased $3.6 million in the third quarter of 2018 versus the same period in 2017, primarily due to purchase accounting measurement period adjustments which impacted amortization of acquired intangibles. In the third quarter of 2018, amortization of acquired intangibles was $50.8 million and $22.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense increased $0.7 million in the third quarter of 2018 compared to the same period in 2017, due to the Acquisition-related debt incurred.
Other general expense—net increased $7.4 million in the third quarter of 2018, compared to the same period in 2017, primarily due to increased loss on sale or disposition of assets partially offset by decreased provisions for environmental matters both in the Administrative segment.
California litigation expense of $136.3 million was accrued in the third quarter of 2018. See Note 10.
Other expense (income) - net increased $12.0 million in the third quarter as compared to 2017 primarily due to an increase in foreign currency transaction related losses and increased expense in other net miscellaneous items.
Consolidated income from continuing operations before income taxes decreased $11.8 million in the third quarter of 2018 versus the same period last year, primarily due to the California litigation expense, Acquisition-related interest costs, and increased amortization of intangibles, partially offset by higher segment profits in each of our operating segments and realized administrative synergies from the Acquisition.
The effective tax rate for income from continuing operations was 14.9 percent for the third quarter of 2018 compared to 26.0 percent for the third quarter of 2017. The decrease in the effective tax rate for the third quarter of 2018 compared to the third quarter of 2017 was primarily due to the overall favorable impact of the Tax Act. The Company received favorable tax benefits from the reduction in the corporate domestic income tax rate from 35.0 percent to 21.0 percent and a deduction related to foreign-derived intangible income. These benefits were partially offset by the Tax Act’s elimination of the domestic manufacturing deduction, a reduction in allowable foreign tax credits as well as a decreased benefit related to international tax rate differences.
Diluted net income per common share in the third quarter of 2018 increased to $3.72 per share from $3.33 per share in the third quarter of 2017. Third quarter 2018 diluted net income per common share included a $1.09 per share charge for the California litigation and an $.87 per share charge for Acquisition-related costs. Currency translation rate changes decreased diluted net income per share in the third quarter by $.09 per share. Third quarter 2017 diluted net income per common share included a $1.42 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles.
Nine Months Ended September 30, 2018
Consolidated net sales increased in the first nine months of 2018 due primarily to incremental Valspar sales from the five months ended May 2018, which increased net sales 16.8 percent, as well as higher paint sales volume in The Americas Group and selling price increases. Adopting ASC 606 reduced consolidated net sales approximately .8 percent in the first nine months.
Net sales of all consolidated foreign subsidiaries were up 55.1 percent to $3.083 billion in the first nine months of 2018 compared to $1.987 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first nine months of 2018 was due primarily to incremental Valspar sales from the five months ended May 2018 and selling price increases, partially offset by slightly unfavorable foreign currency translation impacts. Net sales of all operations other than consolidated foreign subsidiaries were up 15.2 percent to $10.388 billion in the first nine months of 2018 as compared to $9.017 billion in the same period last year.
Net sales in The Americas Group increased in the first nine months of 2018 due primarily to higher architectural paint sales volume across most end market segments and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 5.7 percent in the first nine months compared to last year’s comparable period. Sales of non-paint products increased 6.2 percent over last year's first nine months. Currency translation rate changes decreased net sales by 0.7 percent. Net sales of the Consumer Brands Group increased in the first nine months primarily due to the inclusion of incremental Valspar sales from the five months ended May 2018, which increased net sales 36.6 percent, and selling price increases, partially offset by lower volume sales to some retail customers. Adopting ASC 606 reduced Group net sales by approximately 5.5 percent in the first nine months. Currency translation rate changes increased net sales by 0.5 percent. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the first nine months due primarily to the inclusion of incremental Valspar sales from the five months ended May 2018, which increased net sales 51.1 percent, and selling price increases. Currency translation rate changes increased net sales by 0.4 percent. Net sales in the Administrative segment were essentially flat in the first nine months.
Consolidated gross profit increased $756.4 million in the first nine months of 2018 compared to the same period in 2017, primarily due to incremental Valspar sales from the five months ended May 2018, higher paint sales volume, reduced impacts of purchase accounting costs on cost of goods sold, and selling price increases, partially offset by higher raw material costs and incremental supply chain costs for load-in demand of a new customer program. Consolidated gross profit as a percent of consolidated net sales decreased in the first nine months of 2018 to 42.6 percent, compared to 45.3 percent, during the same period in 2017, due primarily to higher raw material costs, incremental supply chain costs in an effort to keep pace with load-in demand at a large retail customer during peak season, and Valspar sales from the five months ended May 2018, partially offset by higher paint sales volume, reduced impacts of purchase accounting costs on cost of goods sold, and selling price increases.
The Americas Group’s gross profit was higher than last year by $232.2 million in the first nine months of 2018 due to higher paint sales volume and selling price increases, partially offset by increased raw material costs. The Americas Group’s gross profit as a percent of sales was essentially flat in the first nine months due to increased raw material costs, offset by increased paint sales volume and selling price increases. The Consumer Brands Group’s gross profit increased by $154.0 million in the first nine months compared to the same period last year due primarily to incremental Valspar sales from the five months ended May 2018, reduced impacts of purchase accounting costs on cost of goods sold and selling price increases, partially offset by higher raw material costs and incremental supply chain costs for load-in demand of a new customer program. The Consumer Brands Group’s gross profit as a percent of sales was down in the first nine months compared to the same period last year due primarily to higher raw material costs, incremental supply chain costs in an effort to keep pace with load-in demand during peak season, and Valspar sales from the five months ended May 2018, partially offset by reduced impacts of purchase accounting costs on cost of goods sold, and selling price increases. The Performance Coatings Group’s gross profit increased $389.0 million in the first nine months compared to the same period last year, when stated in U.S. dollars, primarily due to incremental Valspar sales from the five months ended May 2018, reduced impacts of purchase accounting costs on cost of goods sold, and selling price increases, partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of sales was down in the first nine months compared to the same period last year due primarily to higher raw material costs and Valspar sales from the five months ended May 2018, partially offset by reduced impacts of purchase accounting costs on cost of goods sold, and selling price increases. The Administrative segment’s gross profit decreased by $18.8 million in the first nine months compared to the same period last year.
SG&A increased $323.3 million in the first nine months of 2018 versus the same period last year due primarily to the inclusion of incremental Valspar SG&A from the five months ended May 2018 and increased expenses to support higher sales levels, partially offset by realized administrative and selling synergies from the Acquisition and the adoption of ASC 606. As a percent of sales, consolidated SG&A decreased to 28.2 percent in the first nine months of 2018, from 31.6 percent in the first nine months of 2017, primarily due to realized administrative and selling synergies from the Acquisition and the adoption of ASC 606, partially offset by net new store openings and general comparable store expenses to support higher sales levels.
The Americas Group’s SG&A increased $101.0 million in the first nine months due primarily to general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased $60.3 million in the first nine months compared to the same period last year primarily due to the inclusion of incremental Valspar SG&A from the five months ended May 2018 and increased expenses to support higher sales levels, partially offset by realized administrative and selling synergies from the Acquisition and the adoption of ASC 606. The Performance Coatings Group’s SG&A increased $152.6 million in the first nine months primarily due to the inclusion of incremental Valspar SG&A from the five months ended May 2018 and increased expenses to support higher sales levels, partially offset by realized administrative and selling synergies from the Acquisition. The Administrative segment’s SG&A increased $9.4 million in the first nine months primarily due to increased costs associated with the Acquisition, partially offset by realized administrative synergies from the Acquisition.
Amortization expense increased $120.2 million in the first nine months of 2018 versus the same period in 2017, primarily due to amortization of acquired intangibles. In the first nine months of 2018, amortization of acquired intangibles was $149.1 million and $68.0 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense increased $103.3 million in the first nine months of 2018 compared to the same period in 2017 due to the Acquisition-related debt incurred.
Other general expense—net increased $35.3 million in the first nine months of 2018 compared to the same period in 2017 primarily due to increased provisions for environmental matters and increased loss on sale or disposition of assets both in the Administrative segment.
California litigation expense of $136.3 million was accrued in the first nine months of 2018. See Note 10 .
Other expense (income) - net increased $19.5 million in the first nine months as compared to 2017 primarily due to an increase in foreign currency transaction related losses and increased expense in other net miscellaneous items.
Consolidated income from continuing operations before income taxes increased $14.3 million in the first nine months of 2018 versus the same period last year, primarily due to higher segment profits in each of our segments and realized administrative synergies from the Acquisition, partially offset by the California litigation expense, Acquisition-related interest costs and increased amortization of intangibles.
The effective tax rate for income from continuing operations was 19.9 percent for the first nine months of 2018 compared to 26.3 percent for the first nine months of 2017. The decrease in the effective tax rate for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to the overall favorable impact of the Tax Act. The Company recorded an income tax provision of $41.5 million in the second quarter of 2017 related to the divestiture of Valspar's North American industrial wood coatings business, which is reported as a discontinued operation. See Note 4.
Diluted net income per common share in the first nine months of 2018 increased to $10.59 per share from $9.23 per share in the first nine months of 2017. Diluted net income per common share for the first nine months of 2018 included a $3.05 per share charge for Acquisition-related costs and increased amortization of intangibles and a $1.09 per share charge for the California litigation. Currency translation rate changes decreased diluted net income per share in the first nine months by $.09 per share. Diluted net income per common share from continuing operations for the first nine months of 2017 included a $2.22 per share charge from Acquisition-related costs, inventory purchase accounting adjustments and increased amortization of intangibles. Diluted net income per common share from continuing operations (excluding the $.44 per share charge related to the divestiture) in the first nine months of 2017 was $9.67.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income from continuing operations	$354,027	$316,606	$1,007,758	$916,409
Interest expense	92,281	91,593	277,335	174,017
Income taxes	61,926	111,116	249,867	326,921
Depreciation	67,381	67,249	211,514	162,214
Amortization	80,077	83,711	239,019	118,799
EBITDA from continuing operations	$655,692	$670,275	$1,985,493	$1,698,360

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman, President and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. We acquired The Valspar Corporation, or Valspar, on June 1, 2017 and have not yet included Valspar in our assessment of the effectiveness of our internal control over financial reporting. For the nine months ended September 30, 2018, Valspar accounted for $3.4 billion of our total net sales and as of September 30, 2018 had total assets of $2.7 billion. Valspar will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.

Except as described in the preceding paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company received a letter dated September 26, 2018 from the South Coast Air Quality Management District (“SCAQMD”) in California alleging excess emissions from non-compliant coatings and seeking a proposed penalty of approximately $1.5 million.  The Company disputes certain of the allegations in the letter and plans to negotiate this matter with the SCAQMD.
For information with respect to certain environmental-related matters and legal proceedings, see the information included under the captions entitled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 9 and 10 of the “Notes to Condensed Consolidated Financial Statements,” which is incorporated herein by reference.

Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the third quarter ended September 30, 2018, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	—	$—	—	10,800,000
Employee transactions (2)	266	$442.98		N/A

August 1 - August 31
Share repurchase program (1)	50,000	$455.48	50,000	10,750,000
Employee transactions (2)	62	$439.97		N/A

September 1 - September 30
Share repurchase program (1)	25,000	$456.2	25,000	10,725,000
Employee transactions (2)	26	$474.93		N/A
Total
Share repurchase program (1)	75,000	$455.72	75,000	10,725,000
Employee transactions (2)	354	$444.80		NA

(1)
All shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at September 30, 2018 to purchase 10,725,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Item 5. Other Information.
During the nine months ended September 30, 2018, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory, tax compliance and other advisory services.

Item 6. Exhibits.

4.1
Credit Agreement, dated as of July 19, 2018, by and among the Company, Sherwin-Williams Canada Inc., Sherwin-Williams Luxembourg S.à r.l. and Sherwin-Williams UK Holding Limited, as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2018, and incorporated herein by reference.

4.2	Amendment No. 1 to Term Loan Credit Agreement, dated as of July 19, 2018, by and among the Company, the lenders party thereto, and Citibank, N.A., as administrative agent (filed herewith).

4.3
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

4.4	Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A (filed herewith).

4.5
Second Amendment to Credit Agreement, dated as of September 6, 2018, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 6, 2018, and incorporated herein by reference.

4.6	First Amendment to Continuing Agreement for Standby Letters of Credit, dated as of September 6, 2018, by and among the Company and Goldman Sachs Bank USA (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 25, 2018	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

October 25, 2018	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer