Form 10-K
period 2018-12-31
SHERWIN WILLIAMS CO
filed 2019-02-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒        No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes  ☐        No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).        Yes  ☒        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
At January 31, 2019, 92,718,270 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2018 was $37,995,087,928 (computed by reference to the price at which the common stock was last sold on such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Annual Report to Shareholders for the fiscal year ended December 31, 2018 (“2018 Annual Report”) are incorporated by reference into Parts I, II and IV of this report.
Portions of our Proxy Statement for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2018 are incorporated by reference into Part III of this report.

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
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Accounting Standards Codification (ASC). The Company has three reportable operating segments: The Americas Group, Consumer Brands Group and Performance Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”). Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see pages 8 through 15 of our 2018 Annual Report, which is incorporated herein by reference.
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements on pages 45 through 49 of our 2018 Annual Report, which is incorporated herein by reference.
The Americas Group
The Americas Group consisted of 4,696 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2018. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. The Americas Group company-owned stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. In addition to our stores in the Latin America region, The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. At December 31, 2018, The Americas Group consisted of operations from subsidiaries in 10 foreign countries. During 2018, this segment opened 76 net new stores, consisting of 91 new stores opened (74 in the United States, 16 in Canada, and 1 in South America) and 15 stores closed (1 in the United States, 2 in Canada, 11 in South America and 1 in Mexico). In 2017 and 2016, this segment opened 101 and 142 net new stores, respectively. A map on the cover flap of our 2018 Annual Report, which is incorporated herein by reference, shows the number of paint stores and their geographic location. The CODM uses discrete financial information about

The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Consumer Brands Group
The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in Australia, New Zealand, China and Europe. The Consumer Brands Group also supports the Company's other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 55.82% of the total sales of the Consumer Brands Group in 2018 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2018, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 6 foreign countries, including company-operated outlets in Australia and New Zealand. A map on the cover flap of our 2018 Annual Report, which is incorporated herein by reference, shows the number of company-operated outlets and their location. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 282 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2018, this segment opened 3 new branches and closed 11 branches for a net decrease of 8 branches. At December 31, 2018, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 45 foreign countries. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment. A map on the cover flap of our 2018 Annual Report, which is incorporated herein by reference, shows the number of branches and their geographic locations.
Administrative Segment
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment is interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses which are not directly associated with the Reportable Segments. The Administrative segment does not include any significant foreign operations. Also included in the Administrative segment is a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. Material gains and losses from the sale of property are infrequent and not a significant operating factor in determining the performance of the Administrative segment.
Business Developments
For additional information regarding our business and business developments, see pages 8 through 15 of our 2018 Annual Report and the “Letter to Shareholders” on pages 2 through 7 of our 2018 Annual Report, which is incorporated herein by reference.

Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2019. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see pages 25 through 30 of our 2018 Annual Report under the caption “Financial Condition, Liquidity and Cash Flow” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
Trademarks and Trade Names
Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•
The Americas Group:    Sherwin-Williams®, A-100®, Cashmere®, Colorgin®, Condor®, Duracraft®, Duration Home®, Duration®, Emerald®, Harmony®, HGTV Home® by Sherwin- Williams, Kem Pro®, Kem Tone®, Krylon®, Loxon®, Marson®, Metalatex®, Minwax®, Novacor®, Paint Shield®, PrepRite®, ProClassic®, ProCraft ®, ProConstructor®, ProIndustrial™, ProMar®, ProPark®, Solo®, Sumaré®, SuperDeck®, SuperPaint®, Ultra Proteccion®, Woodscapes®

•
Consumer Brands Group:    Accurate Dispersions™, Altax™, Bestt Liebco®, Cabot®, Conco®, Duckback®, Dupli-Color®, DuraSeal®, Dutch Boy®, Geocel®, Granosite®, H&C®, HGTV HOME® by Sherwin-Williams, Huarun™, Kool Seal®, Krylon®, Minwax®, Pratt & Lambert®, Purdy®, Ronseal™, Rubberset®, Solver®, Sprayon®, SuperDeck®, Thompson’s® WaterSeal®, Tri-Flow®, Uniflex®, Valspar®, VHT®, Wattyl®, White Lightning®

•
Performance Coatings Group:    Sherwin-Williams®, Acrolon®, AcromaPro®, Arti™, ATX™, AWX Performance Plus™, Baco®, Conely®, DeBeer®, DFL™, Dimension®, Duraspar™, Envirolastic®, Euronavy®, Excelo®, Fastline®, Finish 1™, Firetex®, Fluropon®, Genesis®, Heat-Flex®, House of Kolor®, Huarun™, Inchem®, Inver®, Kem Aqua®, Lanet™, Lazzuril®, Macropoxy®, Magnalux™, Martin Senour®, Matrix®, ML Campbell®, Oece™, PermaClad®, Planet Color®, Polane®, Powdura®, Prospray®, Sayerlack®, Sher-Wood®, Ultra-Cure®, Ultra™, USC®, ValPure® V70, Valspar®, Wattyl®

Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, The Americas Group and the Performance Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2019.
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

In the Consumer Brands Group, domestic and foreign competitors include manufacturers and distributors of branded and private-label paint and coatings products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for this segment.
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
Employees
We employed 53,368 persons at December 31, 2018.
Environmental Compliance
For additional information regarding environmental-related matters, see page 28 of our 2018 Annual Report under the caption “Environmental-Related Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9 and 14 of the Notes to Consolidated Financial Statements on pages 47, 62 through 63 and 70, respectively, of our 2018 Annual Report, which is incorporated herein by reference.
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

Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:

•	general business conditions, strengths of retail and manufacturing economies and growth in the coatings industry;

•
changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to successfully integrate past and future acquisitions into our existing operations, including Valspar, as well as the performance of the businesses acquired;

•	risks inherent in the achievement of additional anticipated cost synergies resulting from the acquisition of Valspar and the timing thereof;

•	competitive factors, including pricing pressures and product innovation and quality;

•	our ability to attain cost savings from productivity initiatives;

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

•
other changes in governmental policies, laws and regulations, including changes in tariff policies, as well as changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);

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
ITEM 1A.    RISK FACTORS
The risks described below and in other documents we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
Adverse changes in general business and economic conditions in the United States and worldwide may adversely affect our results of operations, cash flow, liquidity or financial condition.
Our business is sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, and other economic factors could also adversely affect demand for some of our products and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.
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
We generally fund a portion of our seasonal working capital needs and obtain funding for other general corporate purposes through short-term borrowings backed by our revolving credit facility and other financing facilities. If any of the banks in these credit and financing facilities are unable to perform on their commitments, such inability could adversely impact our cash flow, liquidity or financial condition, including our ability to obtain funding for working capital needs and other general corporate purposes.
Although we currently have available credit facilities to fund our current operating needs, we cannot be certain we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings will increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
We have goodwill and intangible assets recorded on our balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate such value may not be recoverable. An impairment assessment involves judgment as to assumptions regarding future sales and cash flow and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and change our estimates of future sales and cash flow, resulting in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.
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
Throughout 2018, interest rates, including mortgage rates, rose and may continue to rise in 2019. Although interest rates remain low by historical standards, this increase may adversely affect the demand for new residential homes, existing home turnover and new non-residential construction. Challenging market conditions are expected to continue for the foreseeable future and may worsen. A worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
In the U.S. construction and housing segments, the recent demand for new construction has caused contractors to experience a shortage of skilled workers, resulting in project backlogs and an adverse effect on the growth rate of demand for our products. While we expect to see higher demand for our products as project backlogs are reduced in the future, this labor shortage may adversely impact our sales, earnings, cash flow or financial condition.
Increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials (including titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs and adverse weather conditions, including hurricanes, and other natural disasters can disrupt raw material and fuel supplies and increase our costs. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene, as well as metal and plastic packaging. The cost of raw materials and energy has in the past experienced, and likely will in the future continue to experience, periods of volatility.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution network. During 2018, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.
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
The benefits that are expected to result from the acquisition of Valspar will depend, in part, on our ability to realize the anticipated growth opportunities and additional cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and additional cost synergies, and the timing of this realization, depends on the successful integration of Valspar. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Valspar. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time available to manage our company, service existing customers, attract new customers, and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance we will successfully or cost-effectively integrate Valspar. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
Even if we are able to integrate Valspar successfully, this integration may not result in the realization of the full benefits of the growth opportunities and additional cost synergies we currently expect from this integration. We also cannot guarantee these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate all duplicative costs, and we may incur substantial, unanticipated expenses in connection with the Valspar integration. While we expect certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to, or delays in, integrating the businesses.

We require a significant amount of cash to service the substantial amount of debt we have outstanding. Our ability to generate cash depends on many factors beyond our control. We also depend on the business of our subsidiaries to satisfy our cash needs. If we cannot generate the required cash, we may not be able to make the necessary payments required under our indebtedness.
At December 31, 2018, we had total debt of approximately $9.3 billion, which is a decrease of $1.2 billion since December 31, 2017 and includes indebtedness incurred to complete the Valspar acquisition. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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
We have historically made strategic acquisitions of businesses in the paint and coatings industry and will likely acquire additional businesses in the future as part of our long-term growth strategy. The success of future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
Net external sales of our consolidated foreign subsidiaries totaled approximately 23.0%, 19.8% and 14.5% of our total consolidated net sales in 2018, 2017 and 2016, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. Our inability to successfully manage the risks and uncertainties relating to these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
In many foreign countries, it is acceptable to engage in certain business practices we are prohibited from engaging in because of regulations applicable to us, such as the Foreign Corrupt Practices Act and the UK Bribery Act. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and an increase in criminal and civil proceedings brought against companies and individuals. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance our policies and procedures will prevent a violation of these regulations. Any violation could cause an adverse effect on our results of operations, cash flow or financial condition.
Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Due to the international scope of our operations, changes in government policies on foreign trade and investment may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the North American Free Trade Agreement and successor agreements, which may include the United States-Mexico-Canada Agreement, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.

Additionally, the results of the United Kingdom’s referendum on European Union membership, advising for the exit from the European Union, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the European Union will be, it is possible there will be greater restrictions on imports and exports between the United Kingdom and the European Union and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.
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
Although we believe we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means compliance risks will continue to exist. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, will likely arise from time to time. These investigations, examinations and other proceedings could subject us to significant liability and require us to take significant accruals or pay significant settlements, fines and penalties, which could have a material adverse effect on our results of operations, cash flow or financial condition.
We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. We are affected by changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance. In the ordinary course of our business, we are subject to examinations and investigations by various tax authorities and other regulators. In addition to existing examinations and investigations, there could be additional examinations and investigations in the future, and existing examinations and investigations could be expanded.
On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made substantial changes to then-current U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward. The Tax Act contains numerous, complex provisions impacting U.S. multinational companies, and we continue to review and assess the legislative language and guidance promulgated by regulators to determine the Tax Act's full impact on us. The full extent of the impact remains uncertain at this time, and our current interpretations of, and assumptions regarding, the Tax Act are subject to additional regulatory or administrative developments, including any regulations or additional guidance promulgated by the U.S. Internal Revenue Service or other regulators. Further, we can provide no assurance our current interpretations of, and assumptions regarding, the Tax Act and any related regulations or guidance will not be reviewed or investigated by regulators in the future. As a result, the Tax Act, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service or other regulators, and other tax laws could have significant effects on us, some of which could materially and adversely impact our financial condition, results of operations and cash flow.
For non-income tax risks, we estimate material loss contingencies and accrue for such loss contingencies as required by U.S. generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingency. In the event the loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material adverse effect on our results of operations or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable a liability has been incurred and cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material adverse effect on our results of operations, cash flow or financial condition for the annual or interim period during which such liability is accrued or paid. For income tax risks, we recognize tax benefits based on our assessment that a tax benefit has a greater than 50% likelihood of being sustained upon ultimate settlement with the applicable taxing authority that has full knowledge of all relevant facts. For those income tax positions where we determine there is not a greater than 50% likelihood such tax benefits will be sustained, we do not recognize a tax benefit in our financial statements. Subsequent events may cause us to change our assessment of the likelihood of sustaining a previously-recognized benefit which could result in a material adverse effect on our results of operations, cash flow or financial position for the annual or interim period during which such liability is accrued or paid.
We discuss risks and uncertainties with regard to taxes in more detail in Note 15 of the Notes to Consolidated Financial Statements on pages 71 through 73 of our 2018 Annual Report.

Adverse weather conditions and natural disasters may temporarily reduce the demand for some of our products and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions and natural disasters have had an adverse effect on our sales of paint, coatings and related products. For example, during 2018 the impact of Hurricanes Michael and Florence, on our operations in Florida, the Carolinas and neighboring areas, as well as the wildfires in California, resulted in a temporary shutdown of some of our company-operated paint stores, manufacturing facilities and/or distribution centers in the affected regions, resulting in reduced revenues. In addition, unusually cold and rainy weather could have an adverse effect on sales of our exterior paint products. An adverse effect on sales may cause a reduction in our earnings or cash flow.

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
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise our information and the information of our customers and suppliers and severely harm our business.
As part of our business, we collect, process, and retain sensitive and confidential personal information about our customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party suppliers and vendors with which we do business, may be vulnerable to security breaches, cyber attacks, acts of vandalism or misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether caused by us, an unknown third party, or the retailers, dealers, licensees or other third-party suppliers and vendors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. As cyber security threats evolve in sophistication and become more prevalent in numerous industries worldwide, we continue to increase our sensitivity and attention to these threats, seek additional investments and resources to address these threats and enhance the security of our facilities and systems and strengthen our controls and procedures implemented to monitor and mitigate these threats. The domestic and international regulatory environment related to information security, data collection and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business. Compliance with these requirements, including the European Union's General Data Protection Regulation and other domestic and international regulations, could result in additional costs and changes to our business practices.

Moreover, we rely heavily on computer systems to manage and operate our business, record and process transactions, and manage, support and communicate with our employees, customers, suppliers and other vendors. Computer systems are important to production planning, finance, company operations and customer service, among other business-critical processes. Despite efforts to prevent disruptions to our computer systems, our systems may be affected by damage or interruption from, among other causes, power outages, system failures, computer viruses and other intrusions, including cyber attacks. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which we operate. Additionally, we rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions in or security breaches to such third-party systems.
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

We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail on page 23 of our 2018 Annual Report under the caption “Environmental Matters,” page 28 of our 2018 Annual Report under the caption “Environmental-Related Liabilities” and in Note 9 of the Notes to Consolidated Financial Statements on pages 62 through 63 of our 2018 Annual Report.
The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the historical manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.
In the course of our business, we are subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
Our past operations included the manufacture and sale of lead pigments and lead-based paints. Along with other companies, we are and have been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs' claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. We have also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. We believe the litigation brought to date is without merit or subject to meritorious defenses and are vigorously defending such litigation. We have not settled any material lead pigment or lead-based paint litigation. We expect additional lead pigment and lead-based paint litigation may be filed against us in the future asserting similar or different legal theories and seeking similar or different types of damages and relief.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect any legislation and/or administrative regulations may have on the litigation or against us. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the litigation in California, we have not accrued any amounts for such litigation because we do not believe it is probable that a loss has occurred, and we believe it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to us relating to such litigation, or any such liability is higher than any amount currently accrued for such litigation, the recording of the liability, or additional liability, as applicable, may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail in Note 10 of the Notes to Consolidated Financial Statements on pages 63 through 67 of our 2018 Annual Report.
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

	Manufacturing			Distribution
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Asia	1	6	7	1	3	4
Australia and New Zealand		4	4	1	5	6
Canada		3	3	1		1
Europe	1	3	4	2	3	5
Jamaica		1	1		1	1
Latin America	3	6	9	4	5	9
United States	5	27	32	8	3	11
Total	10	50	60	17	20	37

Performance Coatings Group
Africa		1	1		1	1
Asia	2	5	7	2	4	6
Canada		1	1
Europe	4	19	23	5	13	18
Latin America		5	5	1	7	8
United States	1	12	13	1	12	13
Total	7	43	50	9	37	46

The operations of The Americas Group included one manufacturing and distribution facility in Uruguay and 4,696 company-operated specialty paint stores, of which 217 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia, Uruguay, Brazil, Chile, Peru, Mexico, Ecuador and Barbados at December 31, 2018. These paint stores are divided into six separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2018:

•	the Mid Western Division operated 1,105 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 868 paint stores along the upper east coast and New England states;

•	the Canada Division operated 241 paint stores throughout Canada;

•
the Southeastern Division operated 1,117 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados;

•	the South Western Division operated 1,023 paint stores in the central plains and the lower west coast states; and

•	the Latin America Division operated 342 paint stores in Uruguay, Brazil, Chile, Peru, Mexico and Ecuador.
During 2018, The Americas Group opened 76 net new stores, consisting of 91 new stores opened (74 in the United States, 16 in Canada, and 1 in South America) and 15 stores closed (1 in the United States, 2 in Canada, 11 in South America and 1 in Mexico).
The Performance Coatings Group operated 223 branches in the United States, of which 8 were owned, at December 31, 2018. The Performance Coatings Group also operated 59 branches internationally, of which 6 were owned, at December 31,

2018, consisting of branches in Canada (21), Europe (16), Chile (11), Mexico (4), Peru (4) and Vietnam (3). During 2018, this segment opened 3 new branches and closed 11 branches for a net decrease of (8) branches.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 18 of the Notes to Consolidated Financial Statements on page 74 of our 2018 Annual Report, which is incorporated herein by reference.
ITEM 3.    LEGAL PROCEEDINGS
On September 14, 2018, the California Air Resources Board (“CARB”) issued a Notice of Violation to the Company for several aerosol coatings products that were allegedly labeled incorrectly or otherwise violated CARB rules. The Company entered into settlement negotiations with CARB in an attempt to resolve the alleged violations. On January 15, 2019, a settlement conference was held, and an agreement to resolve the alleged violations was reached pursuant to which the Company has agreed to pay a penalty of $220,000 to resolve the matter.
As previously disclosed in the Company’s Form 10-Q for the quarterly period ended September 30, 2018, the Company received a letter dated September 26, 2018 from the South Coast Air Quality Management District (“SCAQMD”) in California alleging excess emissions from non-compliant coatings and seeking a proposed penalty of approximately $1.5 million. Settlement discussions regarding this matter have been unsuccessful to date, and SCAQMD filed a civil Complaint against the Company on November 30, 2018 in the Superior Court of California seeking civil penalties, costs and injunctive relief including an initial demand of $30 million. The Company disputes the allegations in the Complaint and intends to vigorously defend this matter.
For information regarding environmental-related matters and other legal proceedings, see pages 28 and 30 of our 2018 Annual Report under the captions “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9, 10 and 14 of the Notes to Consolidated Financial Statements on pages 47, 62 through 63, 63 through 67 and 70, respectively, of our 2018 Annual Report, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is the name, age and present position of each of our executive officers and all persons chosen to become executive officers, as well as all prior positions held by each during the last five years. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Present Position
John G. Morikis	55	Chairman, President and Chief Executive Officer, Director
Allen J. Mistysyn	50	Senior Vice President - Finance and Chief Financial Officer
Jane M. Cronin	51	Senior Vice President - Corporate Controller
Mary L. Garceau	46	Senior Vice President, General Counsel and Secretary
Thomas P. Gilligan	58	Senior Vice President - Human Resources
Robert J. Wells	61	Senior Vice President - Corporate Communications and Public Affairs
Joel D. Baxter	58	President & General Manager, Global Supply Chain Division, Consumer Brands Group
Aaron M. Erter	45	President, Consumer Brands Group
Peter J. Ippolito	54	President, The Americas Group
David B. Sewell	50	President, Performance Coatings Group
Robert F. Lynch	58	President & General Manager, Retail - North America, Consumer Brands Group

Mr. Morikis has served as Chairman since January 2017 and President and Chief Executive Officer since January 2016. Mr. Morikis served as President and Chief Operating Officer from October 2006 to January 2016. Mr. Morikis has served as a Director since October 2015 and has been employed with the Company since December 1984. Effective March 1, 2019, Mr. Morikis will serve as Chairman and Chief Executive Officer.
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
Ms. Cronin has served as Senior Vice President - Corporate Controller since October 2016. Ms. Cronin served as Vice President - Corporate Audit and Loss Prevention from September 2013 to October 2016. Ms. Cronin has been employed with the Company since September 1989.
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
Mr. Erter has served as President, Consumer Brands Group since August 2017. Mr. Erter served as President & General Manager, Consumer Division, Consumer Brands Group from June 2017 to August 2017. Prior to joining the Company in connection with the acquisition of The Valspar Corporation, Mr. Erter served as Senior Vice President of Valspar from December 2015 to June 2017 and Vice President and General Manager, North America of Valspar from November 2011 to December 2015. Mr. Erter has been employed with the Company since June 2017. Mr. Erter was named President, Performance Coatings Group effective March 1, 2019.
Mr. Ippolito has served as President, The Americas Group since January 2018. Mr. Ippolito served as President & General Manager, Mid Western Division, The Americas Group from November 2010 to January 2018. Mr. Ippolito has been employed with the Company since May 1986.
Mr. Sewell has served as President, Performance Coatings Group (f/k/a Global Finishes Group) since August 2014. Mr. Sewell served as President & General Manager, Product Finishes Division, Global Finishes Group from July 2012 to August 2014. Mr. Sewell has been employed with the Company since February 2007. Mr. Sewell was named President and Chief Operating Officer of the Company effective March 1, 2019.
Mr. Lynch has served as President & General Manager, Retail - North America, Consumer Brands Group since August 2017. Mr. Lynch served as Senior Vice President, Sales, Automotive Finishes Division, Global Finishes Group from August 2012 to July 2017. Mr. Lynch has been employed with the Company since October 2000. Mr. Lynch was named President, Consumer Brands Group effective March 1, 2019 and will become an executive officer at that time.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2019 was 6,219.
The performance graph set forth on page 16 of our 2018 Annual Report is incorporated herein by reference. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

October 1 – October 31
Share repurchase program (1)	600,000	$408.30	600,000	10,125,000
Employee transactions (2)	181	$417.12		N/A

November 1 – November 30
Employee transactions (2)	38	$389.54		N/A

December 1 – December 31
Employee transactions (2)	130	$389.51		N/A
Total
Share repurchase program (1)	600,000	$408.30	600,000	10,125,000
Employee transactions (2)	349	$403.83		N/A

(1)
All shares are purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at December 31, 2018 to purchase 10,125,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

ITEM 6. SELECTED FINANCIAL DATA
(millions of dollars, except per common share data)

	2018	2017	2016	2015	2014
Operations
Net sales	$17,534	$14,984	$11,856	$11,339	$11,130
Net income from continuing operations	1,109	1,769	1,133	1,054	866

Financial Position
Total assets	$19,134	$19,900	$6,753	$5,779	$5,699
Long-term debt	8,708	9,886	1,211	1,907	1,116
Ratio of earnings to fixed charges (1)	3.6x	4.5x	6.5x	9.1x	7.7x

Per Common Share Data
Net income from continuing operations — diluted (2)	11.67	18.64	11.99	11.15	8.77
Cash dividends	3.44	3.40	3.36	2.68	2.20

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

	2018	2017	2016	2015	2014
Income before income taxes	$1,360	$1,469	$1,595	$1,549	$1,258
Fixed charges:
Interest expense, net	367	263	154	62	64
Interest component of rent expense	165	153	138	130	125
Total fixed charges	532	416	292	192	189
Earnings	$1,892	$1,885	$1,887	$1,741	$1,447

(2)	Presented under the treasury stock method.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information required by this item is set forth on pages 19 through 35 of our 2018 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency forward currency exchange contracts during 2018 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2018. Foreign currency forward contracts are described in Note 14 of the Notes to Consolidated Financial Statements on page 71 of our 2018 Annual Report. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows. The interest rate lock agreements entered into in 2016 were settled during 2017. See Note 8 of the Notes to Consolidated Financial Statements on pages 61 through 62 of our 2018 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item is set forth on pages 38 through 77 of our 2018 Annual Report under the captions “Report of Management on the Consolidated Financial Statements,” “Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements,” “Statements of Consolidated Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Statements of Consolidated Cash Flows,” “Statements of Consolidated Shareholders’ Equity,” and “Notes to Consolidated Financial Statements,” which is incorporated herein by reference. Unaudited quarterly data is set forth in Note 17 of the Notes to Consolidated Financial Statements on page 74 of our 2018 Annual Report, which is incorporated herein by reference.

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
Internal Control Over Financial Reporting
The “Report of Management on Internal Control over Financial Reporting” is set forth on page 36 of our 2018 Annual Report, which is incorporated herein by reference.
The “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” is set forth on page 37 of our 2018 Annual Report, which is incorporated herein by reference.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors and director nominees is set forth under the captions “Proposal 1 – Election of Directors” and “Experiences, Qualifications, Attributes and Skills of Director Nominees” in our Proxy Statement, which is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2018. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
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
We intend to disclose on our website at www.sherwin.com any amendment to, or waiver from, a provision of our Code of Conduct or Code of Ethics for Senior Financial Management that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “Compensation Committee Report,” “Compensation Risk Assessment,” “2018 Director Compensation Table” and “Director Compensation Program” in our Proxy Statement, and under the "Executive Compensation" section of our Proxy Statement commencing with the information under the caption “Compensation Discussion and Analysis (CD&A)” and continuing through the information under the caption “2018 CEO Pay Ratio,” which is incorporated herein by reference.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the captions “Certain Relationships and Transactions with Related Persons” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the caption “Matters Relating to the Independent Registered Public Accounting Firm” in our Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The following consolidated financial statements of the Company included in our 2018 Annual Report are incorporated by reference in Item 8.

(i)	Report of Management on the Consolidated Financial Statements (page 38 of our 2018 Annual Report);

(ii)	Report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements (page 39 of our 2018 Annual Report);

(iii)	Statements of Consolidated Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 (page 40 and 41 of our 2018 Annual Report);

(iv)	Consolidated Balance Sheets at December 31, 2018, 2017 and 2016 (page 42 of our 2018 Annual Report);

(v)	Statements of Consolidated Cash Flows for the years ended December 31, 2018, 2017 and 2016 (page 43 of our 2018 Annual Report);

(vi)	Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016 (page 44 of our 2018 Annual Report); and

(vii)	Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016 (pages 45 through 77 of our 2018 Annual Report).
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2018, 2017 and 2016 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(thousands of dollars)	2018	2017	2016
Beginning balance	$52,997	$40,450	$49,420
Bad debt expense	38,240	42,716	29,869
Uncollectible accounts written off, net of recoveries	(45,354)	(30,169)	(38,839)
Ending balance	$45,883	$52,997	$40,450

Changes in deferred tax asset valuation allowances were as follows:

(thousands of dollars)	2018	2017	2016
Beginning balance	$44,101	$17,292	$12,595
Additions (deductions) (1)	10,660	(489)	4,697
Acquired balances	18,782	27,298	—
Ending balance	$73,543	$44,101	$17,292

(1) Additions (deductions) did not have a material impact on the Income Statement in 2018, 2017 or 2016.

(3) Exhibits

2.	*(a)
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

	(b)	Regulations of the Company, as amended and restated October 17, 2018, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 2018, and incorporated herein by reference.

4.	(a)
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

(aa)
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

(bb)
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

(cc)
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

(dd)
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

(ee)
Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A., filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

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

(hh)
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

(jj)
First Amendment to Credit Agreement, dated as of October 30, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2017, and incorporated herein by reference.

(kk)
Second Amendment to Credit Agreement, dated as of September 6, 2018, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 6, 2018, and incorporated herein by reference.

(ll)
First Amendment to Continuing Agreement for Standby Letters of Credit, dated as of September 6, 2018, by and among the Company and Goldman Sachs Bank USA, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

10.	**(a)	Forms of Amended and Restated Severance Agreements filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

**(b)
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(a) above filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, and incorporated herein by reference.

**(c)	Aircraft Time Sharing Agreement between the Company and John G. Morikis, dated February 14, 2019 (filed herewith).

**(d)
Retention Agreement between the Company and Catherine M. Kilbane, dated June 12, 2017, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and incorporated herein by reference.

**(e)	Amended and Restated Employment Agreement between the Company and Aaron M. Erter, dated August 1, 2017 (filed herewith).

**(f)	Amendment to the Amended and Restated Employment Agreement between the Company and Aaron M. Erter, dated February 13, 2019 (filed herewith).

**(g)
The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (Amended and Restated Effective as of January 1, 2016) filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

**(h)
The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2016) filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

**(i)
Adoption Agreement for The Valspar Corporation Nonqualified Deferred Compensation Plan filed as Exhibit 10.1 to The Valspar Corporation’s Current Report on Form 8-K dated May 15, 2014, and incorporated herein by reference.

**(j)	The Valspar Corporation Nonqualified Deferred Compensation Plan filed as Exhibit 10.2 to The Valspar Corporation’s Current Report on Form 8-K dated May 15, 2014, and incorporated herein by reference.

**(k)
Amendment to Valspar Corporation Nonqualified Deferred Compensation Plan and Adoption Agreement filed as Exhibit 10.1 to The Valspar Corporation’s Current Report on Form 8-K dated September 27, 2016, and incorporated herein by reference.

**(l)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of January 1, 2019) (filed herewith).

**(m)
The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (SEC File Number 001-04851), and incorporated herein by reference.

**(n)
Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

**(o)
Summary of The Sherwin-Williams Company Revised Executive Disability Plan filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

**(p)
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

**(q)
Amended and Restated The Valspar Corporation Employee Health Plan filed as Exhibit 10.24 to The Valspar Corporation’s Annual Report on Form 10-K for the fiscal year ended October 28, 2016, and incorporated herein by reference.

**(r)
The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of April 19, 2017) filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

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

**(w)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

	**(x)	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).

**(y)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

**(z)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

	**(aa)	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).

**(bb)
The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of April 20, 2016) filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and incorporated herein by reference.

**(cc)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

**(dd)
The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of April 19, 2017) filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

**(ee)
The Valspar Corporation Amended and Restated 2015 Omnibus Equity Plan filed as Exhibit 4(c) to Form S-8 Registration Statement Number 333-218406 dated June 1, 2017, and incorporated herein by reference.

	**(ff)	The Sherwin-Williams Company Key Employee Separation Plan As Amended and Restated Effective March 1, 2019 (filed herewith).

13.
Our 2018 Annual Report, portions of which are incorporated herein by reference (filed herewith). With the exception of those portions of our 2018 Annual Report that are specifically incorporated by reference in this report, our 2018 Annual Report shall not be deemed “filed” as part of this report.

18.		Preferability Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm, regarding change in accounting principles (filed herewith).

21.		Subsidiaries (filed herewith).

23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.	(a)	Powers of Attorney (filed herewith).

	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32. (a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.
**	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2019.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2019.

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

By:	/S/	MARY L. GARCEAU	February 22, 2019
Mary L. Garceau, Attorney-in-fact