Form 10-Q
period 2019-03-31
SHERWIN WILLIAMS CO
filed 2019-04-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended March 31, 2019
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

Common Stock, $1.00 Par Value – 92,316,202 shares as of March 31, 2019.

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
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended March 31,
	2019	2018

Net sales	$4,040,861	$3,965,006
Cost of goods sold	2,305,784	2,278,159
Gross profit	1,735,077	1,686,847
Percent to net sales	42.9%	42.5%
Selling, general and administrative expenses	1,244,017	1,214,565
Percent to net sales	30.8%	30.6%
Other general (income) expense - net	(458)	2,990
Amortization	78,771	85,049
Interest expense	90,994	91,547
Interest and net investment income	(410)	(1,618)
Other expense (income) - net	23,309	(9,272)
Income before income taxes	298,854	303,586
Income taxes	53,617	53,459
Net income	$245,237	$250,127

Net income per share - basic	$2.67	$2.68

Net income per share - diluted	$2.62	$2.62

Average shares outstanding - basic	91,952,828	93,339,564

Average shares and equivalents outstanding - diluted	93,668,728	95,546,152
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31,
	2019	2018

Net income	$245,237	$250,127

Other comprehensive income, net of tax:

Foreign currency translation adjustments	7,971	52,732

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive income (1)	(360)	(209)
	(360)	(209)

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive income (2)	(1,530)	(988)
	(1,530)	(988)

Other comprehensive income	6,081	51,535

Comprehensive income	$251,318	$301,662

(1) Net of taxes of $148 and $90 in the three months ended March 31, 2019 and 2018, respectively.

(2) Net of taxes of $505 and $1,047 in the three months ended March 31, 2019 and 2018, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	March 31, 2019	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$94,393	$155,505	$158,613
Accounts receivable, less allowance	2,339,551	2,018,768	2,326,411
Inventories:
Finished goods	1,618,404	1,426,366	1,510,534
Work in process and raw materials	375,033	388,909	432,186
	1,993,437	1,815,275	1,942,720
Other current assets	387,763	354,939	400,249
Total current assets	4,815,144	4,344,487	4,827,993
Property, plant and equipment:
Land	243,686	244,608	248,613
Buildings	984,349	979,140	955,376
Machinery and equipment	2,670,902	2,668,492	2,604,311
Construction in progress	142,881	147,931	171,416
	4,041,818	4,040,171	3,979,716
Less allowances for depreciation	2,278,820	2,263,332	2,139,711
	1,762,998	1,776,839	1,840,005
Goodwill	6,956,394	6,956,702	6,819,976
Intangible assets	5,127,133	5,201,579	5,956,301
Operating lease right-of-use assets	1,663,444
Deferred pension assets	35,997	270,664	298,455
Other assets	600,531	584,008	566,046
Total assets	$20,961,641	$19,134,279	$20,308,776

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$824,833	$328,403	$920,010
Accounts payable	1,894,005	1,799,424	1,975,323
Compensation and taxes withheld	400,795	504,547	417,316
Accrued taxes	128,944	80,766	113,023
Current portion of long-term debt	303,896	307,191	1,179
California litigation accrual	136,333	136,333
Current portion of operating lease liabilities	356,457
Other accruals	955,293	1,141,083	900,301
Total current liabilities	5,000,556	4,297,747	4,327,152
Long-term debt	8,702,630	8,708,057	9,891,017
Postretirement benefits other than pensions	258,736	257,621	275,735
Deferred income taxes	1,128,804	1,130,872	1,480,066
Long-term operating lease liabilities	1,371,437
Other long-term liabilities	1,039,417	1,009,237	689,075
Shareholders’ equity:
Common stock—$1.00 par value:
92,316,202, 93,116,762 and 93,545,689 shares outstanding
at March 31, 2019, December 31, 2018 and March 31, 2018, respectively	118,672	118,373	117,875
Other capital	2,945,521	2,896,448	2,761,206
Retained earnings	6,386,948	6,246,548	5,630,323
Treasury stock, at cost	(5,358,887)	(4,900,690)	(4,528,018)
Cumulative other comprehensive loss	(632,193)	(629,934)	(335,655)
Total shareholders' equity	3,460,061	3,730,745	3,645,731
Total liabilities and shareholders’ equity	$20,961,641	$19,134,279	$20,308,776

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$245,237	$250,127
Adjustments to reconcile net income to net operating cash:
Depreciation	64,716	71,591
Amortization of intangible assets	78,771	85,049
Stock-based compensation expense	23,068	14,611
Amortization of credit facility and debt issuance costs	2,176	2,749
Provisions for qualified exit costs	949	3,799
Provisions for environmental-related matters	592	765
Defined benefit pension plans net cost	35,222	1,345
Net change in postretirement liability	672	996
Deferred income taxes	(2,605)	3,451
Other	5,842	15
Change in working capital accounts - net	(495,961)	(382,842)
Costs incurred for environmental-related matters	(4,575)	(4,069)
Costs incurred for qualified exit costs	(437)	(8,084)
Other	10,383	1,246
Net operating cash	(35,950)	40,749

INVESTING ACTIVITIES
Capital expenditures	(51,360)	(42,253)
Proceeds from sale of assets	2,750	7,352
Increase in other investments	(23,595)	(5,650)
Net investing cash	(72,205)	(40,551)

FINANCING ACTIVITIES
Net increase in short-term borrowings	496,220	288,866
Payments of long-term debt	(39)	(808)
Payments for credit facility and debt issuance costs		(113)
Payments of cash dividends	(104,762)	(81,028)
Proceeds from stock options exercised	24,864	21,595
Treasury stock purchased	(305,146)	(241,148)
Proceeds from real estate financing transactions	9,488
Other	(69,254)	(14,813)
Net financing cash	51,371	(27,449)

Effect of exchange rate changes on cash	(4,328)	(18,349)
Net decrease in cash and cash equivalents	(61,112)	(45,600)
Cash and cash equivalents at beginning of year	155,505	204,213
Cash and cash equivalents at end of period	$94,393	$158,613

Income taxes paid	$16,055	$27,910
Interest paid	57,919	57,757

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended March 31, 2019 and 2018
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
There have been no significant changes in critical accounting policies since December 31, 2018, except as described in Note 2. Accounting estimates were revised as necessary during the first three months of 2019 based on new information and changes in facts and circumstances. Certain amounts in the 2018 condensed consolidated financial statements have been reclassified to conform to the 2019 presentation.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.
The consolidated results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted in 2019
Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, "Leases" (ASC 842). ASC 842 consists of a comprehensive lease accounting standard requiring most leases to be recognized on the balance sheet and significant new disclosures. The Company adopted ASC 842 using the modified retrospective optional transition method. Therefore, the standard was applied starting January 1, 2019 and prior periods were not restated. The adoption of ASC 842 did not result in a material cumulative-effect adjustment to the opening balance of retained earnings.
The Company applied the package of practical expedients permitted under the ASC 842 transition guidance. As a result, the Company did not reassess the identification, classification and initial direct costs of leases commencing before the effective date. The Company also applied the practical expedient to not separate lease and non-lease components to all new leases as well as leases commencing before the effective date.
The adoption of ASC 842 resulted in the recognition of right-of-use assets, current liabilities and non-current liabilities related to operating leases of $1.7 billion, $.4 billion and $1.4 billion, respectively, at March 31, 2019. In addition, the adoption of ASC 842 resulted in a transition adjustment reducing the opening balance of retained earnings by $8.4 million. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. See Note 16 for additional information.
Effective January 1, 2019, the Company adopted ASU No. 2018-02, "Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income." This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result of this standard, the Company recorded an $8.3 million reclassification from cumulative other comprehensive loss to retained earnings. See Note 4. The adoption of this standard did not have a significant impact on the Company's results of operations, financial condition or liquidity.
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact of the standard.
NOTE 3—REVENUE
The Company manufactures and sells paint, stains, supplies, equipment and floor covering through Company-operated stores, branded and private label products through retailers, and a broad range of industrial coatings directly to global manufacturing customers through company-operated branches. A large portion of the Company’s revenue is recognized at a point in time and made to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. These sales are paid for at the time of sale in cash, credit card, or may be on account with the vast majority of customers having terms between 30 and 60 days, not to exceed one year. Many customers who purchase on account take advantage of early payment discounts offered by paying within 30 days of being invoiced. The Company estimates variable consideration for these sales on the basis of both historical information and current trends to estimate the expected amount of discounts to which customers are likely to be entitled.
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
Refer to Note 13 for the Company's disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

(Thousands of dollars)
	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at January 1, 2019	$2,018,768	$56,598	$213,954	$272,857	$8,745
Balance at March 31, 2019	2,339,551	64,657	205,070	203,848	8,745
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.
Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue per ASC 606 when the products are sold. The Company only offers an assurance type warranty on products sold, and there is no material service to the customer beyond fixing defects that existed at the time of sale and no warranties are sold separately. Warranty liabilities are excluded from the table above and discussed in Note 5. Amounts recognized during the quarter from deferred liabilities to revenue were not material. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.
NOTE 4—SHAREHOLDERS' EQUITY
Dividends paid on common stock during the first quarter of 2019 and 2018 were $1.13 per share and $.86 per share, respectively.
The following tables summarize the changes in the components of shareholders' equity for the three months ended March 31, 2019 and 2018.

(Thousands of dollars except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2018	$118,373	$2,896,448	$6,246,548	$(4,900,690)	$(629,934)	$3,730,745
Net income			245,237			245,237
Other comprehensive income					6,081	6,081
Adjustment to initially apply ASU 2016-02			(8,415)			(8,415)
Adjustment to initially apply ASU 2018-02			8,340		(8,340)	—
Treasury stock purchased				(305,146)		(305,146)
Treasury stock transferred from defined benefit pension plan				(131,781)		(131,781)
Stock-based compensation activity	299	47,561		(21,270)		26,590
Other adjustments		1,512				1,512
Cash dividends			(104,762)			(104,762)
Balance at March 31, 2019	$118,672	$2,945,521	$6,386,948	$(5,358,887)	$(632,193)	$3,460,061

(Thousands of dollars except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2017	$117,561	$2,723,183	$5,458,416	$(4,266,416)	$(384,870)	$3,647,874
Net income			250,127			250,127
Other comprehensive income					51,535	51,535
Adjustment to initially apply ASU 2016-01			2,320		(2,320)	—
Treasury stock purchased				(241,148)		(241,148)
Stock-based compensation activity	314	35,821		(20,454)		15,681
Other adjustments		2,202	488			2,690
Cash dividends			(81,028)			(81,028)
Balance at March 31, 2018	$117,875	$2,761,206	$5,630,323	$(4,528,018)	$(335,655)	$3,645,731

The treasury stock transferred from defined benefit pension plan relates to the termination of the Company's domestic defined benefit pension plan as described in Note 7. See Note 2 for information on ASU 2018-02.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first three months of 2019 and 2018, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2019	2018
Balance at January 1	$57,067	$151,425
Charges to expense	6,460	6,437
Settlements	(6,667)	(4,488)
Balance at March 31	$56,860	$153,374

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The furniture protection plan business divestiture in the third quarter of 2018 caused the large decrease in the product warranty claims accrual.
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
In the three months ended March 31, 2019, two stores in The Americas Group and two branches in the Performance Coatings Group were closed due to lower demand or redundancy. The Company continues to evaluate all legacy operations in response to the Valspar acquisition in order to optimize restructured operations. These acquisition-related restructuring charges to date are recorded in the Administrative segment. The following table summarizes the activity and remaining liabilities associated with qualified exit costs at March 31, 2019 and 2018. The provisions and expenditures relate primarily to acquisition-related restructuring.

(Thousands of dollars)
	2019	2018
Balance at January 1	$7,052	$13,385
Provisions in Cost of goods sold or SG&A	949	3,799
Actual expenditures charged to accrual	(437)	(8,084)
Balance at March 31	$7,564	$9,100
For further details on the Company’s exit or disposal activities, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2019	2018	2019	2018	2019	2018
Three Months Ended March 31:
Net periodic benefit cost (credit):
Service cost	$933	$4,357	$1,490	$2,016	$361	$498
Interest cost	1,198	8,152	2,356	2,352	2,800	2,545
Expected return on assets	(1,332)	(14,434)	(2,440)	(2,685)
Recognition of:
Unrecognized prior service cost (credit)	349	379			(1,249)	(1,642)
Unrecognized actuarial loss			258	383	134	581
Ongoing pension cost (credit)	1,148	(1,546)	1,664	2,066	2,046	1,982
Curtailment expense		825
Settlement expense	32,410
Net periodic benefit cost (credit)	$33,558	$(721)	$1,664	$2,066	$2,046	$1,982
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other expense (income) - net.
During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the domestic defined benefit pension plan that was terminated in 2018 (Terminated Plan). The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan will be used, as prescribed in the applicable regulations, to fund future Company contributions to a qualified replacement pension plan, which is the current domestic defined contribution plan (Qualified Replacement Plan). During the first quarter of 2019, the Company transferred $201.8 million of the surplus to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715. The remainder of the surplus related to the Terminated Plan will be transferred to the Qualified Replacement Plan suspense account after the final expenses associated with the wind-up of the Terminated Plan have been settled.
For further details on the Company’s health care, pension and other benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At March 31, 2019, the unaccrued maximum of the estimated range of possible outcomes is $116.4 million higher than the minimum.
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site.
Included in other long-term liabilities at March 31, 2019 and 2018 were accruals for extended environmental-related activities of $319.0 million and $177.8 million, respectively. Estimated costs of current investigation and remediation activities of $51.0 million and $27.0 million are included in other accruals at March 31, 2019 and 2018, respectively.

Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2019. At March 31, 2019, $323.4 million, or 87.4% of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $116.4 million at March 31, 2019, $92.8 million, or 79.7%, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
For further details on the Company’s Other long-term liabilities, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the litigation in California discussed below, the Company has not accrued any amounts for such litigation because the Company does not believe it is probable that a loss has occurred, and the Company believes it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to the Company relating to such litigation or any such liability is higher than any amount currently accrued for such litigation, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
Public nuisance claim litigation. The Company and other companies are or were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island; the City of St. Louis, Missouri; various cities and counties in the State of New Jersey; various cities in the State of Ohio and the State of Ohio; the City of Chicago, Illinois; the City of Milwaukee, Wisconsin; the County of Santa Clara, California, and other public entities in the State of California; and Lehigh and Montgomery Counties in Pennsylvania. Except for the Santa Clara County, California proceeding and the pending Pennsylvania proceedings, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, as well as the Cities of Oakland and San Diego and the City and County of San Francisco. The Fourth Amended Complaint asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment.
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

On April 17, 2018, the parties filed their briefs with the trial court regarding the recalculation of the amount of the abatement fund. The plaintiffs proposed $730.0 million as the amount of the abatement fund, and the Company and the other two defendants jointly proposed a maximum amount of no more than $409.1 million. On August 17, 2018, the trial court held a hearing regarding the recalculation of the amount of the abatement fund. On September 4, 2018, the trial court ruled that the amount of the abatement fund is $409.1 million. On March 8, 2019, the trial court approved a setoff of $8.0 million to the abatement fund reducing the abatement fund to $401.1 million. On May 17, 2018, NL Industries filed a Motion for Good Faith Settlement, which the Company and ConAgra opposed. The trial court held a hearing on NL Industries’ Motion for Good Faith Settlement on July 12, 2018 and subsequently denied NL Industries' Motion. NL Industries has filed a petition for writ of mandate with the Sixth District Court of Appeal seeking to obtain immediate appellate review and reversal of the denial of its motion. On July 16, 2018, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking discretionary review. On October 15, 2018, the Supreme Court of the United States denied the Company's Petition for Writ of Certiorari.
The trial court has selected a receiver for the abatement fund, but the terms of an order appointing the receiver have not been determined. The trial court has stayed the entry of judgment pending the decision of the Sixth District Court of Appeal on NL Industries' petition for writ of mandate, but otherwise has ruled that, within sixty days of entry of judgment, the Company, ConAgra and NL Industries shall pay into the abatement fund all amounts due.
Although the Company believes it is probable that a loss has occurred, the ultimate amount of such loss and the timing of any payments remains uncertain and could change in the future due to the numerous possible outcomes and uncertainties, including, but not limited to, (i) the final amount of the abatement fund that will be paid, particularly because participation in the abatement program by eligible homeowners is voluntary and it is uncertain what percentage of eligible homeowners will participate or how claims will be administered, and (ii) the portion of the abatement fund for which the Company, the two other defendants and others are determined to be responsible. However, the Company accrued $136.3 million for this litigation in 2018, which is approximately one-third of the amount of the abatement fund. It is possible that the Company may change the amount accrued for this litigation based on the facts and circumstances. Because of joint and several liability, it is possible the Company could ultimately be liable for the total amount of the abatement fund. In the event any liability is higher than any amount currently accrued for such litigation, the recording of any liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. The plaintiffs filed a motion for remand in each action on January 7, 2019, which the defendants have opposed. In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees.
In October 2018, the Company filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company's rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendant Erie County on November 9, 2018 and defendant York County on November 21, 2018. Defendant Delaware County has filed a motion to dismiss the Complaint, which is pending.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in Wisconsin state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the Company and the other defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the Company and other defendants.
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
The United States District Court for the Eastern District of Wisconsin has consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial and set a trial date for May 6, 2019. The parties are preparing for trial.
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
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the Company and other defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants filed a petition with the Supreme Court of Illinois for discretionary review. By order entered January 31, 2019, that court has allowed defendants’ petition for leave to appeal.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in California discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.

NOTE 10—OTHER
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2019	2018
Provisions for environmental matters - net	$592	$765
(Gain) loss on sale or disposition of assets	(1,050)	2,225
Total	$(458)	$2,990
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended March 31,
	2019	2018
Dividend and royalty income	$(4,766)	$(1,451)
Net expense from banking activities	2,668	2,236
Foreign currency transaction related gains	(2,106)	(2,462)
Domestic pension plan settlement expense	32,410
Miscellaneous pension expense (income)	2,074	(3,544)
Other income	(8,958)	(7,109)
Other expense	1,987	3,058
Total	$23,309	$(9,272)
Foreign currency transaction related gains represent net realized gains on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized gains from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at March 31, 2019 and 2018.
Miscellaneous pension expense (income) consists of the non-service components of net pension costs (credits). See Note 7 for information on Miscellaneous pension income and the Domestic pension plan settlement expense.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 17.9% for the first quarter of 2019 compared to 17.6% for the first quarter of 2018. The increase in the effective tax rate for the first quarter of 2019 compared to 2018 was primarily due to tax benefits related to research and development credit refund requests that were claimed in the first quarter of 2018 that were not available in the first quarter of 2019.
At December 31, 2018, the Company had $89.5 million in unrecognized tax benefits, the recognition of which would have an effect of $83.0 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2018 was $14.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions. There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2018 during the first three months of 2019.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2018, the Company had accrued $24.8 million for the potential payment of income tax interest and penalties.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014 and 2015 income tax returns. No significant adjustments have been proposed by the IRS. The IRS and the Joint Committee of Taxation have approved refund claims for the 2010, 2011 and 2012 tax years. The Company will receive approximately $5.0 million of tax and interest related to the refund claims. In addition, the IRS is reviewing the refund claim audit for the 2014 tax year of Valspar. Once the review is complete, the IRS will submit the refund request of $5.4 million to the Joint Committee of Taxation for approval. A refund claim for $1.5 million has been filed on behalf of Valspar for the 2015 tax year. As of March 31, 2019, the federal statute of limitations had not expired for the 2013 through 2018 tax years.
As of March 31, 2019, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2018. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2018.
NOTE 12—NET INCOME PER SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended March 31,
	2019	2018
Basic
Average shares outstanding	91,952,828	93,339,564
Net income	$245,237	$250,127
Basic net income per share	$2.67	$2.68

Diluted
Average shares outstanding	91,952,828	93,339,564
Stock options and other contingently issuable shares (1)	1,662,297	2,138,874
Non-vested restricted stock grants	53,603	67,714
Average shares outstanding assuming dilution	93,668,728	95,546,152
Net income	$245,237	$250,127
Diluted net income per share	$2.62	$2.62

(1)
Stock options and other contingently issuable shares excluded 49,501 shares due to their anti-dilutive effect for the three months ended March 31, 2019. There were no options excluded due to their anti-dilutive effect for the three months ended March 31, 2018.

NOTE 13—REPORTABLE SEGMENT INFORMATION
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

(Thousands of dollars)	Three Months Ended March 31, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,154,853	$654,502	$1,230,798	$708	$4,040,861
Intersegment transfers	6	792,786	28,486	(821,278)
Total net sales and intersegment transfers	$2,154,859	$1,447,288	$1,259,284	$(820,570)	$4,040,861

Segment profit	$331,088	$87,937	$98,693		$517,718
Interest expense				$(90,994)	(90,994)
Administrative expenses and other				(127,870)	(127,870)
Income before income taxes	$331,088	$87,937	$98,693	$(218,864)	$298,854

	Three Months Ended March 31, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,080,415	$656,379	$1,227,775	$437	$3,965,006
Intersegment transfers	53	766,063	5,844	(771,960)
Total net sales and intersegment transfers	$2,080,468	$1,422,442	$1,233,619	$(771,523)	$3,965,006

Segment profit	$337,392	$74,228	$90,766		$502,386
Interest expense				$(91,547)	(91,547)
Administrative expenses and other				(107,253)	(107,253)
Income before income taxes	$337,392	$74,228	$90,766	$(198,800)	$303,586

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
Net external sales of all consolidated foreign subsidiaries were $886.0 million and $919.7 million for the first quarter of 2019 and 2018, respectively. Long-lived assets of these subsidiaries totaled $3.268 billion and $3.722 billion at March 31, 2019 and March 31, 2018, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10% of consolidated sales during all periods presented.

For further details on the Company's Reportable Segments, see Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$57,606	$29,313	$28,293

Liabilities:
Deferred compensation plan liabilities (2)	$67,189	$67,189

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $54,369.

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

(Thousands of dollars)
	March 31, 2019		March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,729,040	$8,683,686	$8,739,950	$8,670,864
Non-publicly traded debt	277,486	268,747	1,152,246	1,082,658

NOTE 16—LEASES

The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating lease agreements. Operating lease right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The majority of the ROU asset and lease liability balances relate to the retail operations of The Americas Group.

Most leases include one or more options to renew. The exercise of lease renewal options is at the Company's discretion and is not reasonably certain at lease commencement. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement is entered into by the Company. The Company has made an accounting policy election by class of underlying asset to not apply the recognition requirements of ASC 842 to short-term leases. As a result, certain leases with a term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. Most leases do not contain an implicit discount rate. Therefore, the Company’s estimated incremental borrowing rate based on information available at the time of lease inception is used to discount lease payments to present value.

Additional lease information is summarized below:

(Thousands of dollars)
Three Months Ended
March 31, 2019

Operating lease cost	$112,105
Short-term lease cost	10,103
Variable lease cost	17,334

Operating cash outflows from operating leases	106,692

Weighted average remaining lease term for operating leases	6.1 years

Weighted average discount rate for operating leases	4.0%

The following table reconciles the undiscounted cash flows for each of the first five years and thereafter to the operating lease liabilities recognized on the balance sheet. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(Thousands of dollars)
Operating Leases
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$320,062
2020	393,077
2021	328,670
2022	265,871
2023	199,120
Thereafter	449,256
Total lease payments	1,956,056
Amount representing interest	(228,162)
Present value of operating lease liabilities	$1,727,894

NOTE 17—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in other assets, was $197.4 million and $189.5 million at March 31, 2019 and 2018, respectively. The liability for estimated future capital contributions to the investments was $174.3 million and $167.0 million at March 31, 2019 and 2018, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SUMMARY
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the “Company”) are engaged in the development, manufacture, distribution and sale of paints, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe, Asia and Australia. The Company is structured into three reportable segments—The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 13 for more information.
The Company’s financial condition, liquidity and cash flow continued to be strong through the first three months of 2019. A decrease in net working capital of $686.3 million at March 31, 2019 compared to the end of the first quarter of 2018 was due to a significant increase in current liabilities. Current portion of long-term debt increased $302.7 million while current portion of operating lease liabilities increased $356.5 million as a result of recording operating leases on the balance sheet as required by ASC 842 (See Note 2 and Note 16). The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash for the three months ended March 31, 2019 was a cash usage of $36.0 million compared to a cash source of $40.7 million for the same period in 2018.
Consolidated net sales increased 1.9% in the first quarter of 2019 to $4.041 billion from $3.965 billion in the first quarter of 2018. The increase was due primarily to a new customer program launched in 2018, higher paint sales volume in North America, and selling price increases partially offset by soft end market demand outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 2.3% in the quarter. Consolidated gross profit as a percent of consolidated net sales increased in the first quarter of 2019 to 42.9% compared to 42.5% in the first quarter of 2018. Consolidated gross profit dollars and percent improved as a result of selling price increases and reduced impacts of purchase accounting on cost of goods sold, partially offset by higher raw material costs and unfavorable currency translation rate changes. Selling, general and administrative expenses (SG&A) increased as a percent of consolidated net sales to 30.8% in the first quarter of 2019 from 30.6% in the first quarter of 2018. The increase was primarily due to net new store openings in The Americas Group. Amortization expense decreased $6.3 million in the first quarter of 2019 versus 2018, due to acquisition-related purchase accounting fair value adjustments. Interest expense decreased $0.6 million in the first quarter of 2019 versus 2018. The effective tax rate was 17.9% for the first quarter of 2019 compared to 17.6% for the first quarter of 2018. Diluted net income per share in the first quarter of 2019 and 2018 was flat at $2.62 per share. First quarter 2019 diluted net income per share included a $.71 per share charge for acquisition-related costs and a $.27 per share charge for pension plan settlement expense. Currency translation rate changes decreased diluted net income per share in the first quarter by $.08 per share. First quarter 2018 diluted net income per share included a $.95 per share charge from acquisition-related costs.
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
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 45 through 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2018, except in connection with the adoption of ASC 842, "Leases," as described in Notes 2 and 16.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. Net working capital decreased $686.3 million at March 31, 2019 compared to the end of the first quarter of 2018 due to an increase in current liabilities. Current portion of long-term debt increased $302.7 million while current portion of operating lease liabilities increased $356.5 million, as a result of recording operating leases on the balance sheet as required by ASC 842 (See Note 2 and Note 16). The Company accrued $136.3 million for the California public nuisance litigation expense in the third quarter of 2018. Cash and cash equivalents decreased $64.2 million at March 31, 2019 compared to March 31, 2018 while accounts receivable increased $13.1 million and inventories increased $50.7 million when normal seasonal trends typically require significant growth in these categories. Other current assets decreased $12.5 million, accounts payable decreased $81.3 million, accrued taxes increased $15.9 million and other accruals increased $55.0 million due to timing of payments. Short-term borrowings decreased $95.2 million and current portion of long-term debt increased $302.7 million resulting from 7.25% senior notes becoming due in 2019. In the first three months of 2019, cash and cash equivalents decreased $61.1 million while accounts receivable increased $320.8 million, inventories increased $178.2 million, other current assets increased $32.8 million, and accounts payable increased $94.6 million when normal seasonal trends typically require significant growth in these categories. Accrued taxes increased $48.2 million, while other accruals decreased $185.8 million and compensation and taxes withheld decreased $103.8 million due to timing of payments. Short-term borrowings increased $496.4 million resulting from treasury stock purchases. Total debt at March 31, 2019 decreased $980.8 million to $9.831 billion from $10.812 billion at March 31, 2018 and decreased as a percentage of total capitalization to 74.0% from 74.8% at the end of the first quarter last year. Total debt increased $487.7 million from December 31, 2018 and increased as a percentage of total capitalization from 71.5% to 74.0%. At March 31, 2019, the Company had remaining short-term borrowing ability of $2.732 billion. Net operating cash decreased $76.7 million in the first three months of 2019 to a cash usage of $36.0 million from a cash source of $40.7 million in 2018. In the twelve month period from April 1, 2018 through March 31, 2019, the Company generated net operating cash of $1.867 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $61.1 million during the first three months of 2019. Cash flow from increased short-term borrowings funded cash requirements for normal seasonal increases in working capital, treasury stock purchases of $305.1 million, payments of cash dividends of $104.8 million, and capital expenditures of $51.4 million. At March 31, 2019, the Company’s current ratio was 0.96 compared to 1.01 at December 31, 2018 and 1.12 a year ago.
Goodwill and intangible assets decreased $74.8 million from December 31, 2018 and decreased $692.8 million from March 31, 2018. The net decrease during the first three months of 2019 was primarily due to amortization of $78.8 million, partially offset by capitalized software additions and foreign currency translation of $4.0 million. The net decrease over the twelve month period from March 31, 2018 was primarily due to purchase accounting adjustments of $76.1 million, amortization of $311.8 million, and foreign currency translation and other of $309.1 million, partially offset by capitalized software additions of $4.2 million. Additionally, see Note 5, on pages 52 and 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company's goodwill and intangible assets.
Deferred pension assets decreased $234.7 million during the first three months of 2019 and decreased $262.5 million from March 31, 2018. The decrease in both periods is due to settling the majority of the Company's domestic defined benefit pension plan liabilities. See Note 7, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s benefit plan assets. During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the domestic defined benefit pension plan that was terminated in 2018 (Terminated Plan). The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan will be used, as prescribed in the applicable regulations, to fund future Company contributions to a qualified replacement pension plan, which is the current domestic defined contribution plan (Qualified Replacement Plan). During the first quarter of 2019, the Company transferred $201.8 million of the surplus to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715. The remainder of the surplus related to the Terminated Plan will be transferred to the Qualified Replacement Plan suspense account after the final expenses associated with the wind-up of the Terminated Plan have been settled.

Other assets at March 31, 2019 increased $16.5 million in the first three months of 2019 and increased $34.5 million from a year ago primarily due to increases in deferred tax assets and other investments.
Net property, plant and equipment decreased $13.8 million in the first three months of 2019 and decreased $77.0 million in the twelve months since March 31, 2018. The decrease in the first three months was primarily due to depreciation expense of $64.7 million, partially offset by capital expenditures of $51.4 million. Since March 31, 2018, the decrease was primarily due to depreciation expense of $271.3 million and sale or disposition of fixed assets and changes in currency translation rates of $65.3 million, partially offset by capital expenditures of $259.9 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative Segment.
At March 31, 2019, the Company had outstanding borrowings of $768.5 million with a weighted average interest rate of 2.9% under its commercial paper program. The Company had unused capacity under the global credit agreement of $1.232 billion at March 31, 2019. Short-term borrowings under various other foreign programs were $56.3 million with a weighted average interest rate of 4.9%.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2018 and March 31, 2018. See Note 7, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at March 31, 2019 remained mostly unchanged in the first three months of 2019 and decreased $351.3 million from a year ago primarily due to the overall favorable impact of the Tax Cuts and Jobs Act.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2019. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2019. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $496.4 million to $824.8 million at March 31, 2019 from $328.4 million at December 31, 2018. Total long-term debt decreased $8.7 million to $9.007 billion at March 31, 2019 from $9.015 billion at December 31, 2018, and decreased $885.7 million from $9.892 billion at March 31, 2018. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2019 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 5 for changes to the Company’s accrual for product warranty claims in the first three months of 2019.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity decreased $270.7 million to $3.460 billion at March 31, 2019 from $3.731 billion at December 31, 2018 and decreased $185.7 million from $3.646 billion at March 31, 2018. The decrease in Shareholders’ equity for the first three months of 2019 resulted primarily from increased treasury stock of $458.2 million, cash dividends paid on common stock of $104.8 million and an increase in cumulative other comprehensive loss of $2.3 million primarily due to currency translation, partially offset by net income of $245.2 million and an increase in other capital of $49.1 million. The decrease in Shareholders'

equity since March 31, 2018 resulted primarily from increased treasury stock of $830.9 million, cash dividends paid on common stock of $346.7 million and an increase in cumulative other comprehensive loss of $296.5 million, partially offset by net income of $1.104 billion and an increase in other capital of $184.3 million.
During the first three months of 2019, the Company purchased 750,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2019 to purchase 9.38 million shares of its common stock. On April 17, 2019, the Company's Board of Directors approved a dividend of $1.13 per share, an increase of 31% over the May 2018 dividend, payable on May 31, 2019 to shareholders of record on May 17, 2019.
Cash Flow
Net operating cash for the three months ended March 31, 2019 was a cash usage of $36.0 million compared to a cash source of $40.7 million for the same period in 2018. The decrease in net operating cash was primarily due to an increase in cash requirements for working capital and other long-term items, partially offset by cash requirements for defined benefit pension plans. Net investing cash usage increased $31.7 million in the first three months of 2019 to a usage of $72.2 million from a usage of $40.6 million in 2018 due to an increase in other investments, capital expenditures and a decrease in proceeds from sale of assets. Net financing cash increased $78.8 million to a source of $51.4 million in the first three months of 2019 from a usage of $27.4 million in 2018 primarily due to proceeds from short-term debt partially offset by increases in treasury stock purchases, payments of cash dividends and payments of other accruals. In the twelve month period from April 1, 2018 through March 31, 2019, the Company generated net operating cash of $1.867 billion, used $283.3 million in investing activities and used $1.668 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 4.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At March 31, 2019, the Company was in compliance with the covenant. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s debt and related covenant.

RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the three months ended March 31, 2019:

(Thousands of dollars)	Three Months Ended March 31,
	2019	2018	Change
Net Sales:
The Americas Group	$2,154,853	$2,080,415	3.6%
Consumer Brands Group	654,502	656,379	-0.3%
Performance Coatings Group	1,230,798	1,227,775	0.2%
Administrative	708	437	62.0%
Total	$4,040,861	$3,965,006	1.9%

(Thousands of dollars)	Three Months Ended March 31,
	2019	2018	Change
Income Before Income Taxes:
The Americas Group	$331,088	$337,392	-1.9%
Consumer Brands Group	87,937	74,228	18.5%
Performance Coatings Group	98,693	90,766	8.7%
Administrative	(218,864)	(198,800)	-10.1%
Total	$298,854	$303,586	-1.6%
Three Months Ended March 31, 2019
Consolidated net sales increased in the first quarter of 2019 due primarily to a new customer program launched in 2018, higher paint sales volume in North America, and selling price increases partially offset by soft end market demand outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 2.3% in the quarter. Net sales of all consolidated foreign subsidiaries were down 3.7% to $886.0 million in the first quarter compared to $919.7 million in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to unfavorable currency translation rate changes partially offset by selling price increases. Net sales of all operations other than consolidated foreign subsidiaries were up 3.6% to $3.155 billion in the quarter compared to $3.045 billion in the same period last year.
Net sales in The Americas Group increased in the first quarter of 2019 due primarily to higher paint sales volume across most end markets in North American stores and selling price increases partially, offset by unfavorable currency translation rate changes. Currency translation rate changes decreased Group net sales by 1.5% in the quarter. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 3.6% in the quarter compared to last year’s comparable period. Sales of non-paint products increased 4.1% over last year's first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group decreased in the first quarter primarily due to soft non-domestic market conditions, the divestiture of a furniture protection plan business in the third quarter of 2018, and unfavorable currency translation rate changes, partially offset by a new customer program launched in 2018 and selling price increases. The divestiture negatively impacted Group net sales by 2.6% in the quarter and currency translation rate changes decreased Group net sales by 1.6% in the quarter. Net sales in the Performance Coatings Group stated in U.S. dollars increased in the first quarter primarily due to selling price increases, partially offset by soft sales outside North America and unfavorable currency translation rate changes. Currency translation rate changes decreased Group net sales by 3.9% in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first quarter.
Consolidated gross profit increased $48.2 million in the first quarter of 2019 compared to the same period in 2018. Consolidated gross profit as a percent of consolidated net sales increased in the first quarter of 2019 to 42.9%, compared to 42.5% during the same period in 2018. Consolidated gross profit dollars and percent improved as a result of selling price increases and reduced impacts of purchase accounting on cost of goods sold, partially offset by higher raw material costs and unfavorable currency translation rate changes.

The Americas Group’s gross profit was higher than last year by $27.7 million in the first quarter of 2019 due to selling price increases, partially offset by increased raw material costs and unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales decreased in the quarter due to increased raw material costs only partially offset by selling price increases. The Consumer Brands Group’s gross profit increased by $6.3 million in the quarter compared to the same period last year due primarily to selling price increases and reduced impacts of purchase accounting on cost of goods sold, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Consumer Brands Group’s gross profit as a percent of sales was up in the quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $7.2 million in the first quarter compared to the same period last year, when stated in U.S. dollars, primarily due to selling price increases and reduced impacts of purchase accounting on cost of goods sold, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of sales was up in the quarter compared to the same period last year for these same reasons. The Administrative segment’s gross profit increased by $7.1 million in the first quarter compared to the same period last year.
Selling, general and administrative expenses (SG&A) increased $29.5 million in the first quarter of 2019 versus the same period last year. As a percent of sales, consolidated SG&A increased to 30.8% in the first quarter of 2019, from 30.6% in the first quarter of 2018. These increases to SG&A dollars and percent were primarily due to net new store openings and general comparable store expenses to support higher sales levels partially offset by realized administrative and selling synergies.
The Americas Group’s SG&A increased $31.0 million in the first quarter due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A decreased $4.3 million in the quarter compared to the same period last year primarily due to realized administrative and selling synergies. The Performance Coatings Group’s SG&A decreased $1.1 million in the quarter primarily due to realized administrative and selling synergies. The Administrative segment’s SG&A increased $3.8 million in the quarter.
Amortization expense decreased $6.3 million in the first quarter of 2019 versus the same period in 2018, primarily due to purchase accounting measurement period adjustments in second quarter 2018 which impacted amortization of acquired intangibles. In the first quarter of 2019, amortization of acquired intangibles was $50.9 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first quarter of 2018, amortization of acquired intangibles was $54.3 million and $23.2 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense decreased $0.6 million in the first quarter of 2019 compared to the same period in 2018.
Other general (income) expense - net decreased $3.4 million in the first quarter of 2019, compared to the same period in 2018, primarily due to increased gain on sale or disposition of assets in the Administrative segment.
Other expense (income) - net increased $32.6 million in the first quarter as compared to 2018 primarily due to a pension plan settlement expense recorded in the Administrative segment. The settlement expense resulted from the Company's purchase of annuity contracts to settle the remaining liabilities of its overfunded domestic defined benefit pension plan.
Consolidated income before income taxes decreased $4.7 million in the first quarter of 2019 versus the same period last year, primarily due to a pension plan settlement expense recorded in the Administrative segment and decreased segment profit in The Americas Group, partially offset by increased segment profit in the Consumer Brands and Performance Coatings Groups.
The effective tax rate was 17.9% for the first quarter of 2019 compared to 17.6% for the first quarter of 2018. The increase in the effective tax rate for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to timing of discrete items.
Diluted net income per share in the first quarter of 2019 and 2018 was flat at $2.62 per share. First quarter 2019 diluted net income per share included a $.71 per share charge for acquisition-related costs and a $.27 per share charge for pension plan settlement expense. Currency translation rate changes decreased diluted net income per share in the first quarter by $.08 per share. First quarter 2018 diluted net income per share included a $.95 per share charge from acquisition-related costs.
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

(Thousands of dollars)	Three Months Ended March 31,
	2019	2018
Net income	$245,237	$250,127
Interest expense	90,994	91,547
Income taxes	53,617	53,459
Depreciation	64,716	71,591
Amortization	78,771	85,049
EBITDA	$533,335	$551,773

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

•	changes in raw material and energy supplies and pricing;

•	changes in our relationships with customers and suppliers;

•	our ability to successfully integrate past and future acquisitions into our existing operations, including Valspar, as well as the performance of the businesses acquired;

•	risks inherent in the achievement of additional anticipated cost synergies resulting from the Valspar acquisition and the timing thereof;

•	competitive factors, including pricing pressures and product innovation and quality;

•	our ability to attain cost savings from productivity initiatives;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company implemented technology, processes and controls related to the global recording of right-of-use assets and lease liabilities in connection with the adoption of ASC 842, "Leases," as described in Notes 2 and 16 of the financial statements. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the first quarter ended March 31, 2019, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)	450,000	$393.66	450,000	9,675,000
Employee transactions (2)	323	$389.90		N/A

February 1 - February 28
Share repurchase program (1)	300,000	$426.67	300,000	9,375,000
Employee transactions (2)	48,427	$436.98		N/A
Shares transferred from defined benefit pension plan (3)	300,000	$439.27		N/A

March 1 - March 31
Share repurchase program (1)				9,375,000
Employee transactions (2)	893	$432.38		N/A
Total
Share repurchase program (1)	750,000	$406.86	750,000	9,375,000
Employee transactions (2)	49,643	$436.59		N/A
Shares transferred from defined benefit pension plan (3)	300,000	$439.27		N/A

(1)
Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at March 31, 2019 to purchase 9,375,000 shares.

(2)	Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

(3)
Shares were transferred from the Company's terminated domestic defined benefit pension plan surplus assets to a suspense account held within a trust for the Qualified Replacement Plan. In accordance with ASC 715, the transferred shares are treated as treasury stock.

Item 5. Other Information.
During the three months ended March 31, 2019, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory, tax compliance and other advisory services.

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

THE SHERWIN-WILLIAMS COMPANY

April 25, 2019	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

April 25, 2019	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer