Form 10-Q
period 2019-06-30
SHERWIN WILLIAMS CO
filed 2019-07-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period Ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to
Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY
(Exact name of registrant as specified in its charter)

Ohio			34-0526850
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

101 West Prospect Avenue
Cleveland	,	Ohio	44115-1075
(Address of principal executive offices)			(Zip Code)
(216) 566-2000
(Registrant’s telephone number including area code)

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value of $1.00 per share	SHW	New York Stock Exchange

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

Common Stock, $1.00 Par Value – 92,256,348 shares as of June 30, 2019.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5. Other Information	38
Item 6. Exhibits	39

SIGNATURES	40
EX-10.1
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$4,877,860	$4,773,796	$8,918,721	$8,738,802
Cost of goods sold	2,696,425	2,735,168	5,002,209	5,013,327
Gross profit	2,181,435	2,038,628	3,916,512	3,725,475
Percent to net sales	44.7%	42.7%	43.9%	42.6%
Selling, general and administrative expenses	1,331,288	1,307,861	2,575,305	2,522,426
Percent to net sales	27.3%	27.4%	28.9%	28.9%
Other general expense - net	7,122	26,979	6,664	29,969
Amortization	78,081	73,893	156,852	158,942
Interest expense	89,198	93,507	180,192	185,054
Interest and net investment income	(541)	(559)	(951)	(2,177)
Other expense (income) - net	586	(1,139)	23,895	(10,411)
Income before income taxes	675,701	538,086	974,555	841,672
Income taxes	204,698	134,482	258,315	187,941
Net income	$471,003	$403,604	$716,240	$653,731

Net income per share - basic	$5.13	$4.34	$7.80	$7.02

Net income per share - diluted	$5.03	$4.25	$7.65	$6.86

Average shares outstanding - basic	91,775,295	92,926,421	91,864,062	93,132,993

Average shares and equivalents outstanding - diluted	93,561,725	94,884,187	93,566,627	95,258,956

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$471,003	$403,604	$716,240	$653,731

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments (1)	3,335	(205,028)	11,306	(152,296)

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive income (2)	(373)	144	(733)	(65)
	(373)	144	(733)	(65)

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive income (3)	(1,548)	(1,910)	(3,078)	(2,898)
	(1,548)	(1,910)	(3,078)	(2,898)

Total	1,414	(206,794)	7,495	(155,259)

Comprehensive income	$472,417	$196,810	$723,735	$498,472

(1) The three and six months ended June 30, 2019 includes unrealized losses of $4,935, net of taxes of $1,626, related to the net investment hedge.

(2) Net of taxes of $135 and $415 in the three months ended June 30, 2019 and 2018, respectively. Net of taxes of $283 and $505 in the six months ended June 30, 2019 and 2018, respectively.

(3) Net of taxes of $510 and $148 in the three months ended June 30, 2019 and 2018, respectively. Net of taxes $1,015 of $1,195 and in the six months ended June 30, 2019 and 2018, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$145,577	$155,505	$154,973
Accounts receivable, less allowance	2,659,051	2,018,768	2,625,066
Inventories:
Finished goods	1,531,950	1,426,366	1,384,628
Work in process and raw materials	362,915	388,909	431,113
	1,894,865	1,815,275	1,815,741
Other current assets	390,471	354,939	382,515
Total current assets	5,089,964	4,344,487	4,978,295
Property, plant and equipment:
Land	243,966	244,608	245,247
Buildings	1,010,422	979,140	919,212
Machinery and equipment	2,816,065	2,668,492	2,589,790
Construction in progress	136,630	147,931	143,393
	4,207,083	4,040,171	3,897,642
Less allowances for depreciation	2,433,497	2,263,332	2,121,264
	1,773,586	1,776,839	1,776,378
Goodwill	6,961,787	6,956,702	6,994,206
Intangible assets	5,043,692	5,201,579	5,463,518
Operating lease right-of-use assets	1,667,517
Deferred pension assets	34,812	270,664	301,664
Other assets	614,778	584,008	581,761
Total assets	$21,186,136	$19,134,279	$20,095,822

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$808,800	$328,403	$650,718
Accounts payable	2,067,854	1,799,424	2,049,123
Compensation and taxes withheld	418,272	504,547	405,762
Accrued taxes	154,619	80,766	173,022
Current portion of long-term debt	1,437,812	307,191	1,179
California litigation accrual	136,333	136,333
Current portion of operating lease liabilities	361,676
Other accruals	957,274	1,141,083	910,283
Total current liabilities	6,342,640	4,297,747	4,190,087
Long-term debt	7,209,481	8,708,057	9,722,918
Postretirement benefits other than pensions	259,852	257,621	276,796
Deferred income taxes	1,114,740	1,130,872	1,365,775
Long-term operating lease liabilities	1,362,218
Other long-term liabilities	1,149,723	1,009,237	837,472
Shareholders’ equity:
Common stock—$1.00 par value:
92,256,348, 93,116,762 and 93,381,022 shares outstanding
at June 30, 2019, December 31, 2018 and June 30, 2018, respectively	118,936	118,373	117,964
Other capital	3,010,662	2,896,448	2,795,196
Retained earnings	6,752,956	6,246,548	5,953,313
Treasury stock, at cost	(5,504,293)	(4,900,690)	(4,621,250)
Cumulative other comprehensive loss	(630,779)	(629,934)	(542,449)
Total shareholders' equity	3,747,482	3,730,745	3,702,774
Total liabilities and shareholders’ equity	$21,186,136	$19,134,279	$20,095,822

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$716,240	$653,731
Adjustments to reconcile net income to net operating cash:
Depreciation	129,748	144,133
Amortization of intangible assets	156,852	158,942
Stock-based compensation expense	47,660	36,776
Amortization of credit facility and debt issuance costs	4,348	5,513
Provisions for qualified exit costs	3,611	9,941
Provisions for environmental-related matters	7,272	32,018
Defined benefit pension plans net cost	38,034	(868)
Net change in postretirement liability	672	996
Deferred income taxes	(30,215)	27,455
Other	4,424	(9,995)
Change in working capital accounts - net	(418,327)	(471,675)
Costs incurred for environmental-related matters	(11,100)	(8,473)
Costs incurred for qualified exit costs	(3,402)	(14,325)
Other	112,184	14,927
Net operating cash	758,001	579,096

INVESTING ACTIVITIES
Capital expenditures	(127,879)	(101,826)
Proceeds from sale of assets	2,750	14,354
Increase in other investments	(52,115)	(19,511)
Net investing cash	(177,244)	(106,983)

FINANCING ACTIVITIES
Net increase in short-term borrowings	480,692	23,985
Payments of long-term debt	(360,863)	(151,794)
Payments for credit facility and debt issuance costs		(113)
Payments of cash dividends	(209,757)	(161,641)
Proceeds from stock options exercised	65,527	33,419
Treasury stock purchased	(450,507)	(334,155)
Proceeds from real estate financing transactions	8,736	88,581
Other	(118,426)	(14,995)
Net financing cash	(584,598)	(516,713)

Effect of exchange rate changes on cash	(6,087)	(4,640)
Net decrease in cash and cash equivalents	(9,928)	(49,240)
Cash and cash equivalents at beginning of year	155,505	204,213
Cash and cash equivalents at end of period	$145,577	$154,973

Income taxes paid	$123,832	$95,181
Interest paid	180,461	185,065

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended June 30, 2019 and 2018
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
There have been no significant changes in critical accounting policies since December 31, 2018, except as described in Note 2. Accounting estimates were revised as necessary during the first six months of 2019 based on new information and changes in facts and circumstances. Certain amounts in the 2018 condensed consolidated financial statements have been reclassified to conform to the 2019 presentation.
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
The consolidated results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted in 2019
Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, "Leases" (ASC 842). ASC 842 consists of a comprehensive lease accounting standard requiring most leases to be recognized on the balance sheet and significant new disclosures. The Company adopted ASC 842 using the modified retrospective optional transition method. Therefore, the standard was applied starting January 1, 2019 and prior periods were not restated. The adoption of ASC 842 did not result in a material cumulative-effect adjustment to the opening balance of retained earnings.
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
As a result of the adoption of ASC 842, right-of-use assets, current liabilities and non-current liabilities related to operating leases of $1.7 billion, $.4 billion and $1.4 billion, respectively, were recognized on the balance sheet at June 30, 2019. In addition, the adoption of ASC 842 resulted in a transition adjustment reducing the opening balance of retained earnings by $8.4 million at January 1, 2019. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. See Note 17 for additional information.
Effective January 1, 2019, the Company adopted ASU 2018-02, "Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income." This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result of this standard, the Company recorded an $8.3 million reclassification from cumulative other comprehensive loss to retained earnings. See Note 4. The adoption of this standard did not have a significant impact on the Company's results of operations, financial condition or liquidity.
Effective January 1, 2019, the Company adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." This standard better aligns hedging activities and financial reporting for hedging relationships. It eliminates the requirement to separately measure and report hedge ineffectiveness and reduces the complexity of applying certain aspects of hedge accounting. There were no outstanding hedges as of the adoption date. The prospective adoption of this standard did not have a significant impact on the Company's results of operations, financial condition or liquidity. The disclosures required by this standard are included in Note 16.
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact of the standard.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

(Thousands of dollars)
	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2018	$2,018,768	$56,598	$213,954	$272,857	$8,745
Balance at June 30, 2019	2,659,051	62,428	195,923	236,724	8,745

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
NOTE 4—SHAREHOLDERS' EQUITY
Dividends paid on common stock during each of the first two quarters of 2019 and 2018 were $1.13 per share and $.86 per share, respectively.
The following tables summarize the changes in the components of shareholders' equity for the three months ended June 30, 2019 and 2018.

(Thousands of dollars, except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at March 31, 2019	$118,672	$2,945,521	$6,386,948	$(5,358,887)	$(632,193)	$3,460,061
Net income			471,003			471,003
Other comprehensive income					1,414	1,414
Treasury stock purchased				(145,361)		(145,361)
Stock-based compensation activity	264	64,925		(45)		65,144
Other adjustments		216				216
Cash dividends			(104,995)			(104,995)
Balance at June 30, 2019	$118,936	$3,010,662	$6,752,956	$(5,504,293)	$(630,779)	$3,747,482

(Thousands of dollars, except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at March 31, 2018	$117,875	$2,761,206	$5,630,323	$(4,528,018)	$(335,655)	$3,645,731
Net income			403,604			403,604
Other comprehensive loss					(206,794)	(206,794)
Treasury stock purchased				(93,007)		(93,007)
Stock-based compensation activity	89	33,934		(225)		33,798
Other adjustments		56	(1)			55
Cash dividends			(80,613)			(80,613)
Balance at June 30, 2018	$117,964	$2,795,196	$5,953,313	$(4,621,250)	$(542,449)	$3,702,774

The following tables summarize the changes in the components of Shareholders' equity for the six months ended June 30, 2019 and 2018.

(Thousands of dollars, except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2018	$118,373	$2,896,448	$6,246,548	$(4,900,690)	$(629,934)	$3,730,745
Net income			716,240			716,240
Other comprehensive income					7,495	7,495
Adjustment to initially adopt ASU 2016-02			(8,415)			(8,415)
Adjustment to initially adopt ASU 2018-02			8,340		(8,340)	—
Treasury stock purchased				(450,507)		(450,507)
Treasury stock transferred from defined benefit pension plan				(131,781)		(131,781)
Stock-based compensation activity	563	112,486		(21,315)		91,734
Other adjustments		1,728				1,728
Cash dividends			(209,757)			(209,757)
Balance at June 30, 2019	$118,936	$3,010,662	$6,752,956	$(5,504,293)	$(630,779)	$3,747,482

(Thousands of dollars, except per share data)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2017	$117,561	$2,723,183	$5,458,416	$(4,266,416)	$(384,870)	$3,647,874
Net income			653,731			653,731
Other comprehensive loss					(155,259)	(155,259)
Adjustment to initially adopt ASU 2016-01			2,320		(2,320)	—
Treasury stock purchased				(334,155)		(334,155)
Stock-based compensation activity	403	69,755		(20,679)		49,479
Other adjustments		2,258	487			2,745
Cash dividends			(161,641)			(161,641)
Balance at June 30, 2018	$117,964	$2,795,196	$5,953,313	$(4,621,250)	$(542,449)	$3,702,774

The treasury stock transferred from defined benefit pension plan relates to the termination of the Company's domestic defined benefit pension plan as described in Note 7. See Note 2 for information on ASU 2018-02.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first six months of 2019 and 2018, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2019	2018
Balance at January 1	$57,067	$151,425
Charges to expense	16,093	14,639
Settlements	(15,542)	(8,185)
Acquisition, divestiture and other adjustments		(15,309)
Balance at June 30	$57,618	$142,570

For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The decrease in the accrual for product warranty claims at June 30, 2019 was primarily due to the divestiture of the furniture protection plan business in the third quarter of 2018.
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
In the six months ended June 30, 2019, thirteen stores in The Americas Group and two branches in the Performance Coatings Group were closed due to lower demand or redundancy. The Company continues to evaluate all legacy operations in response to the Valspar acquisition in order to optimize restructured operations. These acquisition-related restructuring charges to date are recorded in the Administrative segment. The following table summarizes the activity and remaining liabilities associated with qualified exit costs at June 30, 2019 and 2018. The provisions and expenditures relate primarily to acquisition-related restructuring.

(Thousands of dollars)
	2019	2018
Balance at January 1	$7,052	$13,385
Provisions in Cost of goods sold or SG&A	3,611	9,941
Actual expenditures charged to accrual	(3,402)	(14,325)
Balance at June 30	$7,261	$9,001

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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2019	2018	2019	2018	2019	2018
Three Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$932	$1,158	$1,490	$2,016	$362	$499
Interest cost	1,199	8,540	2,356	2,351	2,801	2,544
Expected return on assets	(1,332)	(14,382)	(2,441)	(2,685)
Recognition of:
Unrecognized prior service cost (credit)	350	406			(1,250)	(1,642)
Unrecognized actuarial loss			258	383	134	582
Net periodic benefit cost (credit)	$1,149	$(4,278)	$1,663	$2,065	$2,047	$1,983

Six Months Ended June 30:
Net periodic benefit cost (credit):
Service cost	$1,865	$5,515	$2,980	$4,032	$723	$997
Interest cost	2,397	16,692	4,712	4,703	5,601	5,089
Expected return on assets	(2,664)	(28,816)	(4,881)	(5,370)
Recognition of:
Unrecognized prior service cost (credit)	699	785			(2,499)	(3,284)
Unrecognized actuarial loss			516	766	268	1,163
Ongoing pension cost (credit)	2,297	(5,824)	3,327	4,131	4,093	3,965
Curtailment expense		825
Settlement expense	32,410
Net periodic benefit cost (credit)	$34,707	$(4,999)	$3,327	$4,131	$4,093	$3,965

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
NOTE 8—OTHER LONG-TERM LIABILITIES
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are determined based on currently available facts regarding each site. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. At June 30, 2019, the unaccrued maximum of the estimated range of possible outcomes is $117.7 million higher than the minimum.

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
Included in other long-term liabilities at June 30, 2019 and 2018 were accruals for extended environmental-related activities of $319.7 million and $215.1 million, respectively. Estimated costs of current investigation and remediation activities of $51.0 million and $27.0 million are included in other accruals at June 30, 2019 and 2018, respectively.
Four of the Company’s currently and formerly owned manufacturing sites account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2019. At June 30, 2019, $319.1 million, or 86.1% of the total accrual, related directly to these four sites. In the aggregate unaccrued maximum of $117.7 million at June 30, 2019, $92.8 million, or 78.8%, related to the four manufacturing sites. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. The Company will continue to vigorously defend against any additional lead pigment and lead-based paint litigation that may be filed, including utilizing all avenues of appeal, if necessary.
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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In the original complaint, the plaintiffs asserted various claims including fraud and concealment, strict product liability/failure to warn, strict product liability/design defect, negligence, negligent breach of a special duty, public nuisance, private nuisance, and violations of California’s Business and Professions Code. A number of the asserted claims were resolved in favor of the defendants through pre-trial proceedings. The named plaintiffs in the Fourth Amended Complaint, filed on March 16, 2011, are the Counties of Santa Clara, Alameda, Los Angeles, Monterey, San Mateo, Solano and Ventura, as well as the Cities of Oakland and San Diego and the City and County of San Francisco (individually, a Prosecuting Jurisdiction). The Fourth Amended Complaint asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A trial commenced on July 15, 2013 and ended on August 22, 2013. The court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment.

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
On May 17, 2018, NL Industries filed a Motion for Good Faith Settlement, which the Company and ConAgra opposed. The trial court held a hearing on NL Industries’ Motion for Good Faith Settlement on July 12, 2018 and subsequently denied NL Industries' Motion. NL Industries filed a petition for writ of mandate with the Sixth District Court of Appeal seeking to obtain immediate appellate review and reversal of the denial of its motion. On June 20, 2019, the Sixth District Court of Appeal denied the petition for writ of mandate.
On April 8, 2019, the plaintiffs filed a motion to recover attorneys’ fees and litigation costs from the abatement fund. On May 10, 2019, the trial court issued a tentative ruling denying the plaintiffs’ motion for fees and costs.
On June 24, 2019, the Company, ConAgra and NL Industries reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement in principle requires approval by the trial court and the elected body of each Prosecuting Jurisdiction, as well as appropriate corporate approvals. The agreement would result in a judgment dismissing the Company and the other two defendants with prejudice and a mutual release of all claims and contribution rights in exchange for certain payments of money over time by the Company and the other two defendants to the plaintiffs. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the Company and the other two defendants collectively shall pay a total of $305.0 million, with the Company and the other two defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million.
In 2018, the Company accrued $136.3 million for this litigation, which was approximately one-third of the amount of the abatement fund. It is possible the Company may again change the amount accrued for this litigation based on the facts and circumstances.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. The plaintiffs filed a motion for remand in each action on January 7, 2019, which the defendants opposed. The federal trial court remanded each action on June 5, 2019. The defendants asked the federal court to stay the order of remand pending appeal, which the federal court granted on June 27, 2019, and the defendants filed a notice of appeal with the United States Court of Appeals for the Third Circuit. In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees.

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
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial commenced on May 6, 2019 and ended on May 31, 2019, with a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). The Company has filed a motion for judgment in its favor based on public policy factors under Wisconsin law. The Company intends to file post-trial motions for judgment as a matter of law and for a new trial. If the post-trial motions are denied, the Company intends to appeal the jury verdict.
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
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the Company and other defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants filed a petition with the Supreme Court of Illinois for discretionary review. By order entered January 31, 2019, that court has allowed defendants’ petition for leave to appeal. The defendants filed their opening brief in the Supreme Court of Illinois on April 11, 2019, to which the plaintiffs filed a response brief on June 17, 2019. The defendants filed their reply brief on July 15, 2019.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in California discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provisions for environmental matters - net	$6,680	$31,253	$7,272	$32,018
Loss (gain) on sale or disposition of assets	442	(4,274)	(608)	(2,049)
Total	$7,122	$26,979	$6,664	$29,969

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
Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend and royalty income	$(811)	$(1,521)	$(5,577)	$(2,972)
Net expense from banking activities	2,683	2,450	5,351	4,686
Foreign currency transaction related (gains) losses	(1,830)	5,626	(3,936)	3,164
Domestic pension plan settlement expense			32,410
Miscellaneous pension expense (income)	2,075	(3,903)	4,149	(7,447)
Other income	(6,470)	(6,999)	(15,428)	(14,108)
Other expense	4,939	3,208	6,926	6,266
Total	$586	$(1,139)	$23,895	$(10,411)

Foreign currency transaction related (gains) losses represent net realized (gains) losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized (gains) losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at June 30, 2019 and 2018.
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
NOTE 11—INCOME TAXES
The effective tax rate was 30.3% and 26.5% for the second quarter and first six months of 2019, respectively, compared to 25.0% and 22.3% for the second quarter and first six months of 2018, respectively. The increase in the effective tax rate for the second quarter and first six months of 2019 compared to 2018 was primarily due to an increase to the tax provision of $74.3 million recorded in the first six months of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds with DC Solar Solutions, Inc. and certain of its affiliates (“DC Solar”). In December 2018, the Company became aware of an ongoing investigation by federal authorities, which included the seizure of DC Solar's assets. The Company promptly initiated an investigation. Based on information available during the first quarter of 2019, it did not appear reasonably possible that a material loss had occurred as the Company believed its specific investment funds were not materially affected. The Company’s investigation continued during the second quarter of 2019, and based on additional information revealed during the course of the investigation, the Company determined that it is more likely than not that the tax benefits expected to be received by the Company related to the DC Solar investments will no longer be ultimately realizable. The Company's effective tax rate for the second quarter and first six months of 2018 included the reversal of $27.5 million of tax benefits previously recorded related to purchase accounting adjustments made in the second quarter of 2018.
At December 31, 2018, the Company had $89.5 million in unrecognized tax benefits, the recognition of which would have an effect of $83.0 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2018 was $14.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions. Primarily due to the DC Solar investments described above, the Company's balance of unrecognized tax benefits has increased to $189.8 million at June 30, 2019, the recognition of which would have an effect of $182.6 million on the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2018, the Company had accrued $24.8 million for the potential payment of income tax interest and penalties. This amount has increased to $28.8 million at June 30, 2019.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. No significant adjustments have been proposed by the IRS. The IRS and the Joint Committee of Taxation have approved refund claims for the 2010, 2011 and 2012 tax years. The Company will receive approximately $5.0 million of tax and interest related to the refund claims. In addition, the IRS is reviewing the refund claim audit for the 2014 tax year of Valspar. Once the review is complete, the IRS will submit the refund request of $5.4 million to the Joint Committee of Taxation for approval. During the second quarter, a refund claim for $1.5 million was received on behalf of Valspar for the 2015 tax year. At June 30, 2019, the federal statute of limitations had not expired for the 2013 through 2018 tax years.
At June 30, 2019, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2018. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2018.
NOTE 12—NET INCOME PER SHARE

Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic
Average shares outstanding	91,775,295	92,926,421	91,864,062	93,132,993
Net income	$471,003	$403,604	$716,240	$653,731
Basic net income per share	$5.13	$4.34	$7.80	$7.02

Diluted
Average shares outstanding	91,775,295	92,926,421	91,864,062	93,132,993
Stock options and other contingently issuable shares (1)	1,733,040	1,903,442	1,649,069	2,064,944
Non-vested restricted stock grants	53,390	54,324	53,496	61,019
Average shares outstanding assuming dilution	93,561,725	94,884,187	93,566,627	95,258,956
Net income	$471,003	$403,604	$716,240	$653,731
Diluted net income per share	$5.03	$4.25	$7.65	$6.86

(1)
There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended June 30, 2019. Stock options and other contingently issuable shares excludes 17,286 shares due to their anti-dilutive effect for the six months ended June 30, 2019. Stock options and other contingently issuable shares for the three and six months ended June 30, 2018 excludes 52,427 and 26,873 shares, respectively, due to their anti-dilutive effect.

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

(Thousands of dollars)	Three Months Ended June 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,756,048	$804,472	$1,316,957	$383	$4,877,860
Intersegment transfers		981,046	30,350	(1,011,396)
Total net sales and intersegment transfers	$2,756,048	$1,785,518	$1,347,307	$(1,011,013)	$4,877,860

Segment profit	$612,384	$140,654	$150,327		$903,365
Interest expense				$(89,198)	(89,198)
Administrative expenses and other				(138,466)	(138,466)
Income before income taxes	$612,384	$140,654	$150,327	$(227,664)	$675,701

	Three Months Ended June 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,625,057	$777,746	$1,369,324	$1,669	$4,773,796
Intersegment transfers	219	955,270	6,570	(962,059)
Total net sales and intersegment transfers	$2,625,276	$1,733,016	$1,375,894	$(960,390)	$4,773,796

Segment profit	$569,897	$90,903	$144,194		$804,994
Interest expense				$(93,507)	(93,507)
Administrative expenses and other				(173,401)	(173,401)
Income before income taxes	$569,897	$90,903	$144,194	$(266,908)	$538,086

	Six Months Ended June 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,910,901	$1,458,974	$2,547,755	$1,091	$8,918,721
Intersegment transfers	6	1,773,832	58,836	(1,832,674)
Total net sales and intersegment transfers	$4,910,907	$3,232,806	$2,606,591	$(1,831,583)	$8,918,721

Segment profit	$943,472	$228,591	$249,020		$1,421,083
Interest expense				$(180,192)	(180,192)
Administrative expenses and other				(266,336)	(266,336)
Income before income taxes	$943,472	$228,591	$249,020	$(446,528)	$974,555

	Six Months Ended June 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,705,472	$1,434,125	$2,597,099	$2,106	$8,738,802
Intersegment transfers	273	1,721,333	12,414	(1,734,020)
Total net sales and intersegment transfers	$4,705,745	$3,155,458	$2,609,513	$(1,731,914)	$8,738,802

Segment profit	$907,289	$165,131	$234,960		$1,307,380
Interest expense				$(185,054)	(185,054)
Administrative expenses and other				(280,654)	(280,654)
Income before income taxes	$907,289	$165,131	$234,960	$(465,708)	$841,672

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
Net external sales of all consolidated foreign subsidiaries were $963.1 million and $1.018 billion for the second quarter of 2019 and 2018, respectively. Net external sales of all consolidated foreign subsidiaries were $1.849 billion and $1.938 billion for the six months ended 2019 and 2018, respectively. Long-lived assets of these subsidiaries totaled $3.264 billion and $3.485 billion at June 30, 2019 and June 30, 2018, respectively. Domestic operations accounted for the remaining net external sales, segment profits and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$58,475	$30,588	$27,887

Liabilities:
Deferred compensation plan liabilities (2)	$69,813	$69,813
Net investment hedge liability (3)	6,561		$6,561
	$76,374	$69,813	$6,561

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $55,029.

(2) The deferred compensation plan liabilities are the Company’s liabilities under its deferred compensation plans. The liabilities represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.

(3) The net investment hedge liability is the fair value of the cross currency swap (see Note 16). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
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

(Thousands of dollars)
	June 30, 2019		June 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,366,111	$8,608,250	$8,737,229	$8,499,644
Non-publicly traded debt	281,182	273,874	986,868	911,011

In June 2019, the Company repurchased $60.9 million of its 2.25% Senior Notes due in May 2020. This repurchase resulted in an insignificant gain.

NOTE 16—DERIVATIVES AND HEDGING
On May 9, 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. During the term of the contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The fair value of the contract is recognized on the balance sheet as an other liability. See Note 14. The changes in fair value are recognized in the foreign currency translation adjustments component of accumulated other comprehensive income (AOCI). For the three and six months ended June 30, 2019, an unrealized loss of $4.9 million, net of tax, was recognized in AOCI.
NOTE 17—LEASES

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

Additional lease information is summarized below:

(Thousands of dollars)
	Three Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2019

Operating lease cost	$111,690	$224,029
Short-term lease cost	10,530	20,399
Variable lease cost	19,147	36,481

Operating cash outflows from operating leases	107,460	213,435

At June 30, 2019, the weighted average remaining lease term and discount rate for operating leases was 6.0 years and 4.0%, respectively.

The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized on the balance sheet. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(Thousands of dollars)

Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$214,670
2020	404,198
2021	344,374
2022	281,760
2023	215,483
Thereafter	490,703
Total lease payments	1,951,188
Amount representing interest	(227,294)
Present value of operating lease liabilities	$1,723,894

NOTE 18—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in other assets, was $210.1 million and $208.7 million at June 30, 2019 and 2018, respectively. The liability for estimated future capital contributions to the investments was $165.6 million and $173.3 million at June 30, 2019 and 2018, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2019. A decrease in net working capital of $2.041 billion at June 30, 2019 compared to the end of the second quarter of 2018 was due to a significant increase in current liabilities. Current portion of long-term debt increased $1.437 billion while current portion of operating lease liabilities increased $361.7 million as a result of recording operating leases on the balance sheet as required by ASC 842 (See Note 2 and Note 17). The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash for the six months ended June 30, 2019 was a cash source of $758.0 million compared to a cash source of $579.1 million for the same period in 2018.
Consolidated net sales increased 2.2% in the second quarter of 2019 to $4.878 billion from $4.774 billion in the second quarter of 2018. The increase was due primarily to higher paint sales volume in North American stores, a new customer program launched in 2018, and selling price increases, partially offset by demand softness in some end markets outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 1.5% in the quarter. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter of 2019 to 44.7% compared to 42.7% in the second quarter of 2018. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes. Selling, general and administrative expenses (SG&A) decreased as a percent of consolidated net sales to 27.3% in the second quarter of 2019 from 27.4% in the second quarter of 2018. The decrease was primarily due to a continued focus on good cost control. Amortization expense increased $4.2 million in the second quarter of 2019 versus the second quarter of 2018, due to acquisition-related purchase accounting fair value adjustments. Interest expense decreased $4.3 million in the second quarter of 2019 versus the second quarter of 2018. The effective tax rate was 30.3% for the second quarter of 2019 compared to 25.0% for the second quarter of 2018. Diluted net income per share in the second quarter of 2019 increased to $5.03 per share compared to $4.25 per share in the second quarter of 2018. Second quarter 2019 diluted net income per share included a $.75 per share charge for acquisition-related costs and a $.79 per share charge for a tax credit investment loss. Currency translation rate changes decreased diluted net income per share in the second quarter by $.03 per share. Second quarter 2018 diluted net income per share included charges of $1.23 and $.25 per share from acquisition-related costs and environmental expense provisions, respectively.
Consolidated net sales increased 2.1% in the first six months of 2019 to $8.919 billion from $8.739 billion in the first six months of 2018. The increase was due primarily to higher paint sales volume in North American stores, a new customer program launched in 2018 and selling price increases, partially offset by demand softness in some end markets outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 1.8% in the first six months of 2019. Consolidated gross profit as a percent of consolidated net sales increased in the first six months of 2019 to 43.9% compared to 42.6% in the first six months of 2018. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores and selling price increases, partially offset by higher raw material costs and unfavorable currency translation rate changes. SG&A as a percent of consolidated net sales was unchanged at 28.9% for the first six months of 2019 and for the same period in 2018. Amortization expense decreased $2.1 million in the first six months of 2019 versus 2018, due to acquisition-related purchase accounting fair value adjustments. Interest expense decreased $4.9 million in the first six months of 2019 versus the first six months of 2018. The effective tax rate was 26.5% for the first six months of 2019 compared to 22.3% in the first six months of 2018. Diluted net income per share in the first six months of 2019 increased to $7.65 compared to $6.86 in the first six months of 2018. Diluted net income per share for the six months ended June 30, 2019 included charges for acquisition-related costs of $1.46 per share, a tax credit investment loss of $.79 per share and pension settlement expense of $.27 per share. Currency translation rate changes decreased diluted net income per share in the first six months by $.10 per share. The first six months of 2018 included charges of $2.18 and $.25 per share from acquisition-related costs and environmental expense provisions, respectively.

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
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1, on pages 45 through 49, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2018, except in connection with the adoption of ASC 842, "Leases," as described in Notes 2 and 17.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first six months of 2019. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. Net working capital decreased $2.041 billion at June 30, 2019 compared to the end of the second quarter of 2018 due to an increase in current liabilities. Current portion of long-term debt increased $1.437 billion, due to 2.25% Senior Notes due in May 2020, while current portion of operating lease liabilities increased $361.7 million, as a result of recording operating leases on the balance sheet as required by ASC 842 (See Note 2 and Note 17). The Company accrued $136.3 million for the California public nuisance litigation expense in the third quarter of 2018. Cash and cash equivalents decreased $9.4 million at June 30, 2019 compared to June 30, 2018, while inventories increased $79.1 million, accounts receivable increased $34.0 million and other current assets increased $8.0 million when normal seasonal trends typically require significant growth in these categories. Accounts payable increased $18.7 million, accrued taxes decreased $18.4 million and other accruals increased $47.0 million due to timing of payments. Short-term borrowings increased $158.1 million. In the first six months of 2019, cash and cash equivalents decreased $9.9 million while accounts receivable increased $640.3 million, inventories increased $79.6 million, other current assets increased $35.5 million, and accounts payable increased $268.4 million when normal seasonal trends typically require significant growth in these categories. Accrued taxes increased $73.9 million, while other accruals decreased $183.8 million and compensation and taxes withheld decreased $86.3 million due to timing of payments. Short-term borrowings increased $480.4 million to support treasury stock purchases, common stock cash dividends, and normal operations. Total debt at June 30, 2019 decreased $918.7 million to $9.456 billion from $10.375 billion at June 30, 2018 and decreased as a percentage of total capitalization to 71.6% from 73.7% at the end of the second quarter last year. Total debt increased $112.4 million from December 31, 2018 and increased as a percentage of total capitalization from 71.5% to 71.6%. At June 30, 2019, the Company had remaining short-term borrowing ability of $2.734 billion. Net operating cash improved $178.9 million in the first six months of 2019 to a cash source of $758.0 million from a cash source of $579.1 million in the first six months of 2018. In the twelve month period from July 1, 2018 through June 30, 2019, the Company generated net operating cash of $2.123 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents decreased $9.9 million during the first six months of 2019. Cash flow from operations and increased short-term borrowings funded cash requirements for normal seasonal increases in working capital, treasury stock purchases of $450.5 million, payments of cash dividends of $209.8 million, and capital expenditures of $127.9 million. At June 30, 2019, the Company’s current ratio was 0.80 compared to 1.01 at December 31, 2018 and 1.19 a year ago.

Goodwill and intangible assets decreased $152.8 million from December 31, 2018 and decreased $452.2 million from June 30, 2018. The net decrease during the first six months of 2019 was primarily due to amortization of $156.9 million, partially offset by capitalized software additions and foreign currency translation of $4.0 million. The net decrease over the twelve month period from June 30, 2018 was primarily due to amortization of $316.0 million, and foreign currency translation and other of $140.4 million, partially offset by capitalized software additions of $3.6 million. Additionally, see Note 5, on pages 52 and 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company's goodwill and intangible assets.
Deferred pension assets decreased $235.9 million during the first six months of 2019 and decreased $266.9 million from June 30, 2018. The decrease in both periods is due to settling the majority of the Company's domestic defined benefit pension plan liabilities. See Note 7, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s benefit plan assets. During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the domestic defined benefit pension plan that was terminated in 2018 (Terminated Plan). The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan will be used, as prescribed in the applicable regulations, to fund future Company contributions to a qualified replacement pension plan, which is the current domestic defined contribution plan (Qualified Replacement Plan). During the first quarter of 2019, the Company transferred $201.8 million of the surplus to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715. The remainder of the surplus related to the Terminated Plan will be transferred to the Qualified Replacement Plan suspense account after the final expenses associated with the wind-up of the Terminated Plan have been settled.
Other assets at June 30, 2019 increased $30.8 million in the first six months of 2019 and increased $33.0 million from a year ago primarily due to increases in deferred tax assets and other investments.
Net property, plant and equipment decreased $3.3 million in the first six months of 2019 and decreased $2.8 million in the twelve months since June 30, 2018. The decrease in the first six months was primarily due to depreciation expense of $129.7 million, partially offset by capital expenditures of $127.9 million. Since June 30, 2018, the decrease was primarily due to depreciation expense of $263.8 million and sale or disposition of fixed assets and changes in currency translation rates of $16.0 million, partially offset by capital expenditures of $277.0 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative Segment.
On May 9, 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. During the term of the contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. For the three and six months ended June 30, 2019, an unrealized loss of $4.9 million, net of tax, was recognized in AOCI.
At June 30, 2019, the Company had outstanding borrowings of $766.3 million with a weighted average interest rate of 2.8% under its commercial paper program. The Company had unused capacity under the global credit agreement of $1.234 billion at June 30, 2019. Short-term borrowings under various other foreign programs were $42.5 million with a weighted average interest rate of 5.2%.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2018 and June 30, 2018. See Note 7, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at June 30, 2019 decreased $16.1 million in the first six months of 2019, and decreased $251.0 million from a year ago primarily due to the overall favorable impact of the Tax Cuts and Jobs Act.
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

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2019. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2019. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $480.4 million to $808.8 million at June 30, 2019 from $328.4 million at December 31, 2018. Total long-term debt decreased $368.0 million to $8.647 billion at June 30, 2019 from $9.015 billion at December 31, 2018, and decreased $1.077 billion from $9.724 billion at June 30, 2018. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter of 2019 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 5 for changes to the Company’s accrual for product warranty claims in the first six months of 2019.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $16.7 million to $3.747 billion at June 30, 2019 from $3.731 billion at December 31, 2018 and increased $44.7 million from $3.703 billion at June 30, 2018. The increase in Shareholders’ equity for the first six months of 2019 resulted primarily from net income of $716.2 million and an increase in other capital of $114.2 million, partially offset by increased treasury stock of $603.6 million, and cash dividends paid on common stock of $209.8 million. The increase in Shareholders' equity since June 30, 2018 resulted primarily from net income of $1.171 billion and an increase in other capital of $215.5 million, partially offset by increased treasury stock of $883.0 million, cash dividends paid on common stock of $371.1 million and an increase in cumulative other comprehensive loss of $88.3 million.
During the first six months of 2019, the Company purchased 1,075,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2019 to purchase 9.05 million shares of its common stock. On April 17, 2019, the Company's Board of Directors increased the quarterly cash dividend from $.86 per common share to $1.13 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2019, will result in an annual dividend for 2019 of $4.52 per common share or a 38.7% payout of 2018 diluted net income per common share.
Cash Flow
Net operating cash for the six months ended June 30, 2019 was a cash source of $758.0 million compared to a cash source of $579.1 million for the same period in 2018. The improvement in net operating cash was primarily due to an increase in net income, other long-term items and lower cash requirements for working capital and defined benefit pension plans. Net investing cash usage increased $70.3 million in the first six months of 2019 to a usage of $177.2 million from a usage of $107.0 million in 2018 due to an increase in other investments, capital expenditures and a decrease in proceeds from sale of assets. Net financing cash usage increased $67.9 million to a usage of $584.6 million in the first six months of 2019 from a usage of $516.7 million in 2018 primarily due to increased payments of long-term debt, treasury stock purchases, cash dividends and other accruals, partially offset by an increase in short-term borrowings. In the twelve month period from July 1, 2018 through June 30, 2019, the Company generated net operating cash of $2.123 billion, used $321.9 million in investing activities and used $1.815 billion in financing activities.

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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 4.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At June 30, 2019, the Company was in compliance with the covenant. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the three and six months ended June 30, 2019:

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net Sales:
The Americas Group	$2,756,048	$2,625,057	5.0%	$4,910,901	$4,705,472	4.4%
Consumer Brands Group	804,472	777,746	3.4%	1,458,974	1,434,125	1.7%
Performance Coatings Group	1,316,957	1,369,324	-3.8%	2,547,755	2,597,099	-1.9%
Administrative	383	1,669	-77.1%	1,091	2,106	-48.2%
Total	$4,877,860	$4,773,796	2.2%	$8,918,721	$8,738,802	2.1%

(Thousands of dollars)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Income Before Income Taxes:
The Americas Group	$612,384	$569,897	7.5%	$943,472	$907,289	4.0%
Consumer Brands Group	140,654	90,903	54.7%	228,591	165,131	38.4%
Performance Coatings Group	150,327	144,194	4.3%	249,020	234,960	6.0%
Administrative	(227,664)	(266,908)	14.7%	(446,528)	(465,708)	4.1%
Total	$675,701	$538,086	25.6%	$974,555	$841,672	15.8%
Three Months Ended June 30, 2019
Consolidated net sales increased in the second quarter of 2019 due primarily to higher paint sales volume in North American stores, a new customer program launched in 2018, and selling price increases, partially offset by soft end market demand outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 1.5% in the quarter. Net sales of all consolidated foreign subsidiaries were down 20.5% to $963.1 million in the second quarter compared to $1.211 billion in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to demand softness and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 9.9% to $3.915 billion in the quarter compared to $3.563 billion in the same period last year.

Net sales in The Americas Group increased in the second quarter of 2019 due primarily to higher paint sales volume across most end markets in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased Group net sales by .8% in the quarter. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 4.3% in the quarter compared to last year’s comparable period. Sales of non-paint products increased 7.4% over last year's second quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group increased in the second quarter primarily due primarily to a new customer program launched in 2018 and selling price increases, partially offset by the divestiture of a furniture protection plan business in the third quarter of 2018, unfavorable currency translation rate changes and lower volume sales to some of the Group's retail customers. Currency translation rate changes decreased Group net sales by 1.6% in the quarter. Net sales in the Performance Coatings Group stated in U.S. dollars decreased in the second quarter primarily due to soft sales outside North America and unfavorable currency translation rate changes, partially offset by selling price increases. Currency translation rate changes decreased Group net sales by 2.7% in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the second quarter.
Consolidated gross profit increased $142.8 million in the second quarter of 2019 compared to the same period in 2018. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter of 2019 to 44.7%, compared to 42.7% during the same period in 2018. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes.
The Americas Group’s gross profit in the second quarter of 2019 was higher than last year by $75.0 million due to higher paint sales volume and selling price increases, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales increased in the quarter primarily due to increased paint sales volume and selling price increases. The Consumer Brands Group’s gross profit increased by $52.1 million in the quarter compared to the same period last year due primarily to selling price increases, partially offset by unfavorable currency translation rate changes. The Consumer Brands Group’s gross profit as a percent of sales was up in the quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $4.4 million in the second quarter compared to the same period last year, when stated in U.S. dollars, primarily due to selling price increases, partially offset by lower sales volumes and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of sales was up in the quarter compared to the same period last year for these same reasons. The Administrative segment’s gross profit improved by $11.3 million in the second quarter compared to the same period last year due primarily to reduced integration expenses.
Selling, general and administrative expenses (SG&A) increased $23.4 million in the second quarter of 2019 versus the same period last year due primarily to increased expenses to support higher sales levels and net new store openings. As a percent of sales, consolidated SG&A decreased to 27.3% in the second quarter of 2019, from 27.4% in the second quarter of 2018, primarily due to continued cost control efforts.
The Americas Group’s SG&A increased $33.3 million in the second quarter compared to the same period last year due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased $0.1 million in the quarter compared to the same period last year on a higher sales base, primarily due to good cost control. The Performance Coatings Group’s SG&A decreased $13.1 million in the quarter compared to the same period last year primarily due to reduced sales levels and good cost control. The Administrative segment’s SG&A increased $3.1 million in the quarter compared to the same period last year due primarily to litigation expenses and improvements to information technology systems.
Amortization expense increased $4.2 million in the second quarter of 2019 versus the same period in 2018 primarily due to purchase accounting measurement period adjustments in second quarter 2018 which impacted amortization of acquired intangibles. In the second quarter of 2019, amortization of acquired intangibles was $50.7 million and $21.3 million for the Performance Coatings and Consumer Brands Groups, respectively. In the second quarter of 2018, amortization of acquired intangibles was $44.0 million and $22.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense decreased $4.3 million in the second quarter of 2019 compared to the same period in 2018.
Other general expense - net decreased $19.9 million in the second quarter of 2019, compared to the same period in 2018, primarily due to decreased environmental provisions in the Administrative segment.

Other expense (income) - net increased $1.7 million in the second quarter as compared to the same period in 2018 primarily due to an increase in miscellaneous pension expense, partially offset by increases in foreign currency transaction related gains.
Consolidated income before income taxes increased $137.6 million in the second quarter of 2019 versus the same period last year primarily due to increased profit for all segments and a reduction of environmental provisions recorded in the Administrative segment.
The effective tax rate was 30.3% for the second quarter of 2019 compared to 25.0% for the second quarter of 2018. The increase in the effective tax rate for the second quarter of 2019 compared to the second quarter of 2018 was primarily due to an increase to the tax provision of $74.3 million recorded in the first six months of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds (see Note 11).
Diluted net income per share in the second quarter of 2019 increased to $5.03 per share compared to $4.25 per share in the second quarter of 2018. Second quarter 2019 diluted net income per share included a $.75 per share charge for acquisition-related costs and a charge of $.79 per share for a federal renewable energy tax credit investment loss (see Note 11). Currency translation rate changes decreased diluted net income per share in the second quarter by $.03 per share. Second quarter 2018 diluted net income per share included charges of $1.23 and $.25 per share from acquisition-related costs and environmental expense provisions, respectively.
Six Months Ended June 30, 2019
Consolidated net sales increased in the first six months of 2019 due primarily to higher paint sales volume in North American stores, a new customer program launched in 2018, and selling price increases, partially offset by demand softness in some end markets outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 1.8% in the first six months of 2019. Net sales of all consolidated foreign subsidiaries were down 13.2% to $1.849 billion in the first six months compared to $2.131 billion in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the first six months was due primarily to demand softness and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 7.0% to $7.070 billion in the first six months compared to $6.608 billion in the same period last year.
Net sales in The Americas Group increased in the first six months of 2019 due primarily to higher paint sales volume across most end markets in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased Group net sales by 1.2%. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 4.0% in the first six months compared to last year’s comparable period. Sales of non-paint products increased 4.4% over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group increased in the first six months primarily due to a new customer program launched in 2018 and selling price increases, partially offset by the divestiture of a furniture protection plan business in the third quarter of 2018, unfavorable currency translation rate changes and lower volume sales to some of the Group's retail customers. Currency translation rate changes decreased Group net sales by 1.6% in the first six months. Net sales in the Performance Coatings Group stated in U.S. dollars decreased in the first six months primarily due to soft sales outside North America and unfavorable currency translation rate changes, partially offset by selling price increases. Currency translation rate changes decreased Group net sales by 3.3%. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first six months.
Consolidated gross profit increased $191.0 million in the first six months of 2019 compared to the same period in 2018. Consolidated gross profit as a percent of consolidated net sales increased in the first six months of 2019 to 43.9%, compared to 42.6% during the same period in 2018. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores and selling price increases, partially offset by higher raw material costs and unfavorable currency translation rate changes.
The Americas Group’s gross profit in the first six months of 2019 was higher than last year by $102.7 million due to higher paint sales volume and selling price increases, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales was essentially flat in the first six months as increased paint sales volume and selling price increases were mostly offset by raw material costs. The Consumer Brands Group’s gross profit increased by $58.4 million in the first six months compared to the same period last year due primarily to selling price increases, partially offset by unfavorable currency translation rate changes. The Consumer Brands Group’s gross profit as a percent of sales was up in the first six months compared to the same period last year for these same reasons. The Performance

Coatings Group’s gross profit increased $11.6 million in the first six months compared to the same period last year, when stated in U.S. dollars, primarily due to selling price increases, partially offset by lower sales volumes and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of sales was up in the first six months compared to the same period last year for these same reasons. The Administrative segment’s gross profit improved by $18.4 million in the first six months compared to the same period last year due primarily to reduced integration expenses.
SG&A increased $52.9 million in the first six months of 2019 versus the same period last year. As a percent of sales, consolidated SG&A remained flat at 28.9% in the first six months of 2019 and 2018. These increases to SG&A dollars were primarily due to net new store openings and general comparable store expenses to support higher sales levels partially offset by good cost control.
The Americas Group’s SG&A increased $64.4 million in the first six months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A decreased $4.2 million in the first six months compared to the same period last year primarily due to good cost control. The Performance Coatings Group’s SG&A decreased $14.3 million in the first six months compared to the same period last year primarily due to reduced sales levels and good cost control. The Administrative segment’s SG&A increased $6.9 million in the first six months compared to the same period last year due primarily to litigation expenses and improvements to information technology systems.
Amortization expense decreased $2.1 million in the first six months of 2019 versus the same period in 2018 primarily due to purchase accounting measurement period adjustments in second quarter 2018 which impacted amortization of acquired intangibles. In the first six months of 2019, amortization of acquired intangibles was $101.6 million and $42.7 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first six months of 2018, amortization of acquired intangibles was $98.3 million and $45.6 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense decreased $4.9 million in the first six months of 2019 compared to the same period in 2018.
Other general expense - net decreased $23.3 million in the first six months of 2019 compared to the same period in 2018 primarily due to decreased environmental provisions in the Administrative segment.
Other expense (income) - net increased $34.3 million in the first six months of 2019 compared to the same period in 2018 primarily due to a pension plan settlement expense recorded in the Administrative segment. The settlement expense resulted from the Company's purchase of annuity contracts to settle the remaining liabilities of its overfunded domestic defined benefit pension plan.
Consolidated income before income taxes increased $132.9 million in the first six months of 2019 versus the same period last year primarily due to an increased profit reported for all segments and a reduction of environmental provisions recorded in the Administrative segment.
The effective tax rate was 26.5% for the first six months of 2019 compared to 22.3% for the first six months of 2018. The increase in the effective tax rate for the first six months of 2019 compared to the first six months of 2018 was primarily due to an increase to the tax provision of $74.3 million recorded in the first six months of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds. (see Note 11).
Diluted net income per share in the the first six months of 2019 increased to $7.65 per share compared to $6.86 per share in the first six months 2018. Diluted net income per share for the first six months of 2019 included a $1.46 per share charge for acquisition-related costs, a tax credit investment loss of $.79 per share and a pension settlement expense of $.27 per share. The first six months of 2018 included charges of $2.18 and $.25 per share from acquisition-related costs and environmental expense provisions, respectively. Currency translation rate changes decreased diluted net income per share in the first six months by $.10 per share.
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

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$471,003	$403,604	$716,240	$653,731
Interest expense	89,198	93,507	180,192	185,054
Income taxes	204,698	134,482	258,315	187,941
Depreciation	65,032	72,542	129,748	144,133
Amortization	78,081	73,893	156,852	158,942
EBITDA	$908,012	$778,028	$1,441,347	$1,329,801

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President—Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the first quarter of 2019, the Company implemented technology, processes and controls related to the global recording of right-of-use assets and lease liabilities in connection with the adoption of ASC 842, "Leases," as described in Notes 2 and 17 of the financial statements. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On April 4, 2019, the South Coast Air Quality Management District (“SCAQMD”) in California notified the Company of its position that the Company was engaging in non-compliant sales of denatured alcohol. The letter requested information regarding the Company’s sales of denatured alcohol and invited the Company to participate in settlement discussions to resolve the matter. The SCAQMD then issued an additional information request regarding denatured alcohol and other products. The SCAQMD has informed the Company that it intends to seek monetary sanctions, but a specific penalty demand has not been received to date. The Company is in the process of gathering the information responsive to the request and intends to participate in efforts to resolve the matter cooperatively and efficiently.
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

Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the second quarter ended June 30, 2019, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	50,000	$454.29	50,000	9,325,000
Employee transactions (2)	273	$442.36		N/A

May 1 - May 31
Share repurchase program (1)	250,000	$448.04	250,000	9,075,000
Employee transactions (2)				N/A

June 1 - June 30
Share repurchase program (1)	25,000	$425.43	25,000	9,050,000
Employee transactions (2)	62	$443.37		N/A
Total
Share repurchase program (1)	325,000	$447.26	325,000	9,050,000
Employee transactions (2)	335	$442.55		N/A

(1)
Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at June 30, 2019 to purchase 9,050,000 shares.

(2)	Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
During the six months ended June 30, 2019, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory, tax compliance and other advisory services.

Item 6. Exhibits.

10.1*
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 24, 2019	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

July 24, 2019	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer