Form 10-Q
period 2019-09-30
SHERWIN WILLIAMS CO
filed 2019-10-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 2019
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

Common Stock, $1.00 Par Value – 92,309,240 shares as of September 30, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
Thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$4,867,650	$4,731,470	$13,786,371	$13,470,272
Cost of goods sold	2,642,096	2,721,066	7,644,305	7,734,393
Gross profit	2,225,554	2,010,404	6,142,066	5,735,879
Percent to net sales	45.7%	42.5%	44.6%	42.6%
Selling, general and administrative expenses	1,345,171	1,273,066	3,920,476	3,795,492
Percent to net sales	27.6%	26.9%	28.4%	28.2%
Other general expense - net	12,032	11,526	18,696	41,495
Amortization	77,548	80,077	234,400	239,019
Interest expense	85,282	92,281	265,474	277,335
Interest and net investment income	(637)	(555)	(1,588)	(2,732)
California litigation expense	(34,667)	136,333	(34,667)	136,333
Other expense (income) - net	30,992	1,723	54,887	(8,688)
Income before income taxes	709,833	415,953	1,684,388	1,257,625
Income taxes	133,395	61,926	391,710	249,867
Net income	$576,438	$354,027	$1,292,678	$1,007,758

Net income per share - basic	$6.28	$3.80	$14.07	$10.82

Net income per share - diluted	$6.16	$3.72	$13.82	$10.59

Average shares outstanding - basic	91,823,573	93,099,714	91,850,565	93,121,900

Average shares and equivalents outstanding - diluted	93,604,260	95,135,257	93,510,104	95,170,768

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)
Thousands of dollars

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$576,438	$354,027	$1,292,678	$1,007,758

Other comprehensive loss, net of tax:

Foreign currency translation adjustments (1)	(131,867)	(66,366)	(120,561)	(218,662)

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive loss (2)	(389)	(492)	(1,122)	(557)
	(389)	(492)	(1,122)	(557)

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive loss (3)	(4,172)	(1,289)	(7,250)	(4,187)
	(4,172)	(1,289)	(7,250)	(4,187)

Total	(136,428)	(68,147)	(128,933)	(223,406)

Comprehensive income	$440,010	$285,880	$1,163,745	$784,352

(1) The three months ended September 30, 2019 includes unrealized gains of $13,881, net of taxes of $(4,572), related to the net investment hedge. The nine months ended September 30, 2019 includes unrealized gains of $8,946, net of taxes of $(2,946), related to the net investment hedge.

(2) Net of taxes of $150 and $(220) in the three months ended September 30, 2019 and 2018, respectively. Net of taxes of $433 and $285 in the nine months ended September 30, 2019 and 2018, respectively.

(3) Net of taxes of $1,488 and $791 in the three months ended September 30, 2019 and 2018, respectively. Net of taxes of $2,503 and $1,986 in the nine months ended September 30, 2019 and 2018, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Thousands of dollars

	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$189,645	$155,505	$181,511
Accounts receivable, less allowance	2,479,043	2,018,768	2,584,280
Inventories:
Finished goods	1,474,835	1,426,366	1,369,689
Work in process and raw materials	350,134	388,909	432,729
	1,824,969	1,815,275	1,802,418
Other current assets	414,082	354,939	410,913
Total current assets	4,907,739	4,344,487	4,979,122
Property, plant and equipment:
Land	239,446	244,608	249,787
Buildings	1,006,718	979,140	955,203
Machinery and equipment	2,837,377	2,668,492	2,623,884
Construction in progress	179,516	147,931	143,955
	4,263,057	4,040,171	3,972,829
Less allowances for depreciation	2,464,756	2,263,332	2,206,475
	1,798,301	1,776,839	1,766,354
Goodwill	6,958,681	6,956,702	6,963,198
Intangible assets	4,889,275	5,201,579	5,289,986
Operating lease right-of-use assets	1,659,010
Deferred pension assets	33,468	270,664	305,979
Other assets	617,865	584,008	617,147
Total assets	$20,864,339	$19,134,279	$19,921,786

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$435,699	$328,403	$650,134
Accounts payable	2,028,402	1,799,424	2,165,724
Compensation and taxes withheld	538,932	504,547	500,248
Accrued taxes	94,966	80,766	98,632
Current portion of long-term debt	429,569	307,191	310,561
California litigation accrual	12,000	136,333	136,333
Current portion of operating lease liabilities	364,379
Other accruals	961,843	1,141,083	980,433
Total current liabilities	4,865,790	4,297,747	4,842,065
Long-term debt	8,043,030	8,708,057	8,710,831
Postretirement benefits other than pensions	260,968	257,621	277,857
Deferred income taxes	1,096,854	1,130,872	1,356,566
Long-term operating lease liabilities	1,352,246
Other long-term liabilities	1,222,591	1,009,237	803,942
Shareholders’ equity:
Common stock—$1.00 par value:
92,309,240, 93,116,762 and 93,626,317 shares outstanding
at September 30, 2019, December 31, 2018 and September 30, 2018, respectively	119,245	118,373	118,282
Other capital	3,079,342	2,896,448	2,851,983
Retained earnings	7,224,292	6,246,548	6,226,443
Treasury stock, at cost	(5,632,812)	(4,900,690)	(4,655,587)
Cumulative other comprehensive loss	(767,207)	(629,934)	(610,596)
Total shareholders' equity	4,022,860	3,730,745	3,930,525
Total liabilities and shareholders’ equity	$20,864,339	$19,134,279	$19,921,786

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Thousands of dollars

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net income	$1,292,678	$1,007,758
Adjustments to reconcile net income to net operating cash:
Depreciation	194,957	211,514
Amortization of intangible assets	234,400	239,019
Stock-based compensation expense	70,895	53,132
Loss on extinguishment of debt	14,754
Amortization of credit facility and debt issuance costs	7,311	9,512
Provisions for qualified exit costs	6,057	13,103
Provisions for environmental-related matters	17,874	34,317
Defined benefit pension plans net cost	40,364	(3,079)
Net change in postretirement liability	672	996
Deferred income taxes	(43,399)	1,484
Other	(23,500)	18,967
Change in working capital accounts - net	(247,136)	(81,600)
Costs incurred for environmental-related matters	(20,023)	(13,991)
Costs incurred for qualified exit costs	(7,431)	(19,595)
Other	122,934	(40,322)
Net operating cash	1,661,407	1,431,215

INVESTING ACTIVITIES
Capital expenditures	(224,825)	(166,184)
Acquisitions of businesses, net of cash acquired	(72,636)
Proceeds from sale of assets	6,916	38,354
Decrease in other investments	2,024	12,552
Net investing cash	(288,521)	(115,278)

FINANCING ACTIVITIES
Net increase in short-term borrowings	109,022	23,389
Proceeds from long-term debt	1,332,810
Payments of long-term debt	(1,875,688)	(851,977)
Payments for credit facility and debt issuance costs	(12,969)	(5,135)
Payments of cash dividends	(314,859)	(242,539)
Proceeds from stock options exercised	111,155	74,285
Treasury stock purchased	(577,777)	(368,334)
Proceeds from real estate financing transactions	7,948	88,581
Other	(121,315)	(43,756)
Net financing cash	(1,341,673)	(1,325,486)

Effect of exchange rate changes on cash	2,927	(13,153)
Net increase (decrease) in cash and cash equivalents	34,140	(22,702)
Cash and cash equivalents at beginning of year	155,505	204,213
Cash and cash equivalents at end of period	$189,645	$181,511

Income taxes paid	$310,106	$236,586
Interest paid	246,849	245,734

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Periods ended September 30, 2019 and 2018
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
There have been no significant changes in critical accounting policies since December 31, 2018, except as described in Note 2. Accounting estimates were revised as necessary during the first nine months of 2019 based on new information and changes in facts and circumstances. Certain amounts in the 2018 condensed consolidated financial statements have been reclassified to conform to the 2019 presentation.
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
During the third quarter of 2019, the Company completed the acquisition of a domestic packaging company and a European coatings company for an aggregate purchase price of $79.7 million, including amounts withheld as security for certain representations, warranties and obligations of the sellers. These acquisitions support the growth of the Performance Coatings Group by providing new technologies and an expanded global platform. Both acquisitions have been accounted for as business combinations. The preliminary purchase price allocations will be finalized within the allowable measurement period. The results of operations of both companies have been included in the consolidated financial statements since the date of acquisition.
The consolidated results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
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
As a result of the adoption of ASC 842, right-of-use assets, current liabilities and non-current liabilities related to operating leases of $1.7 billion, $.4 billion and $1.4 billion, respectively, were recognized on the balance sheet at September 30, 2019. In addition, the adoption of ASC 842 resulted in a transition adjustment reducing the opening balance of retained earnings by $8.4 million at January 1, 2019. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. See Note 17 for additional information.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

(Thousands of dollars)
	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2018	$2,018,768	$56,598	$213,954	$272,857	$8,745
Balance at September 30, 2019	2,479,043	60,545	184,686	224,916	8,745

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
NOTE 4—SHAREHOLDERS' EQUITY
Dividends paid on common stock during each of the first three quarters of 2019 and 2018 were $1.13 per share and $.86 per share, respectively. During the nine months ended September 30, 2019, 725,147 stock options were exercised at a weighted average price per share of $153.29. In addition, 156,983 restricted stock units vested during this period.
The following tables summarize the changes in the components of shareholders' equity for the three months ended September 30, 2019 and 2018.

(Thousands of dollars)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at June 30, 2019	$118,936	$3,010,662	$6,752,956	$(5,504,293)	$(630,779)	$3,747,482
Net income			576,438			576,438
Other comprehensive loss					(136,428)	(136,428)
Treasury stock purchased				(127,270)		(127,270)
Stock-based compensation activity	309	68,553		(1,249)		67,613
Other adjustments		127				127
Cash dividends			(105,102)			(105,102)
Balance at September 30, 2019	$119,245	$3,079,342	$7,224,292	$(5,632,812)	$(767,207)	$4,022,860

(Thousands of dollars)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at June 30, 2018	$117,964	$2,795,196	$5,953,313	$(4,621,250)	$(542,449)	$3,702,774
Net income			354,027			354,027
Other comprehensive loss					(68,147)	(68,147)
Treasury stock purchased				(34,179)		(34,179)
Stock-based compensation activity	318	56,904		(158)		57,064
Other adjustments		(117)	1			(116)
Cash dividends			(80,898)			(80,898)
Balance at September 30, 2018	$118,282	$2,851,983	$6,226,443	$(4,655,587)	$(610,596)	$3,930,525

The following tables summarize the changes in the components of Shareholders' equity for the nine months ended September 30, 2019 and 2018.

(Thousands of dollars)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2018	$118,373	$2,896,448	$6,246,548	$(4,900,690)	$(629,934)	$3,730,745
Net income			1,292,678			1,292,678
Other comprehensive loss					(128,933)	(128,933)
Adjustment to initially adopt ASU 2016-02			(8,415)			(8,415)
Adjustment to initially adopt ASU 2018-02			8,340		(8,340)	—
Treasury stock purchased				(577,777)		(577,777)
Treasury stock transferred from defined benefit pension plan				(131,781)		(131,781)
Stock-based compensation activity	872	181,039		(22,564)		159,347
Other adjustments		1,855				1,855
Cash dividends			(314,859)			(314,859)
Balance at September 30, 2019	$119,245	$3,079,342	$7,224,292	$(5,632,812)	$(767,207)	$4,022,860

(Thousands of dollars)
	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Cumulative Other Comprehensive Loss	Total
Balance at December 31, 2017	$117,561	$2,723,183	$5,458,416	$(4,266,416)	$(384,870)	$3,647,874
Net income			1,007,758			1,007,758
Other comprehensive loss					(223,406)	(223,406)
Adjustment to initially adopt ASU 2016-01			2,320		(2,320)	—
Treasury stock purchased				(368,334)		(368,334)
Stock-based compensation activity	721	126,659		(20,837)		106,543
Other adjustments		2,141	488			2,629
Cash dividends			(242,539)			(242,539)
Balance at September 30, 2018	$118,282	$2,851,983	$6,226,443	$(4,655,587)	$(610,596)	$3,930,525

The treasury stock transferred from defined benefit pension plan relates to the termination of the Company's domestic defined benefit pension plan as described in Note 7. See Note 2 for information on ASU 2018-02.

NOTE 5—PRODUCT WARRANTIES
Changes in the Company’s accrual for product warranty claims during the first nine months of 2019 and 2018, including customer satisfaction settlements, were as follows:

(Thousands of dollars)
	2019	2018
Balance at January 1	$57,067	$151,425
Charges to expense	24,123	22,148
Settlements	(28,054)	(39,933)
Acquisition, divestiture and other adjustments		(66,236)
Balance at September 30	$53,136	$67,404

The decrease in the accrual for product warranty claims in the nine months ended September 30, 2018 was primarily due to the divestiture of the furniture protection plan business in the third quarter of 2018. For further details on the Company’s accrual for product warranty claims, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
In the nine months ended September 30, 2019, twenty-one stores in The Americas Group and three branches in the Performance Coatings Group were closed due to lower demand or redundancy. The Company continues to evaluate all legacy operations in response to the Valspar acquisition in order to optimize restructured operations. These acquisition-related restructuring charges to date are recorded in the Administrative segment. The following table summarizes the activity and remaining liabilities associated with qualified exit costs at September 30, 2019 and 2018. The provisions and expenditures relate primarily to acquisition-related restructuring.

(Thousands of dollars)
	2019	2018
Balance at January 1	$7,052	$13,385
Provisions in Cost of goods sold or SG&A	6,057	13,103
Actual expenditures charged to accrual	(7,431)	(19,595)
Balance at September 30	$5,678	$6,893

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

NOTE 7—HEALTH CARE, PENSION AND OTHER BENEFITS
Shown below are the components of the Company’s net periodic benefit cost (credit) for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

(Thousands of dollars)	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2019	2018	2019	2018	2019	2018
Three Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$759	$1,158	$1,488	$2,016	$362	$499
Interest cost	1,232	8,541	2,387	2,352	2,800	2,545
Expected return on assets	(1,325)	(14,383)	(2,788)	(2,685)
Recognition of:
Unrecognized prior service cost (credit)	349	407			(1,249)	(1,643)
Unrecognized actuarial loss			228	383	133	581
Net periodic benefit cost (credit)	$1,015	$(4,277)	$1,315	$2,066	$2,046	$1,982

Nine Months Ended September 30:
Net periodic benefit cost (credit):
Service cost	$2,624	$6,673	$4,468	$6,048	$1,085	$1,496
Interest cost	3,629	25,233	7,099	7,055	8,401	7,634
Expected return on assets	(3,989)	(43,199)	(7,669)	(8,055)
Recognition of:
Unrecognized prior service cost (credit)	1,048	1,192			(3,748)	(4,927)
Unrecognized actuarial loss			744	1,149	401	1,744
Ongoing pension cost (credit)	3,312	(10,101)	4,642	6,197	6,139	5,947
Curtailment expense		825
Settlement expense	32,410
Net periodic benefit cost (credit)	$35,722	$(9,276)	$4,642	$6,197	$6,139	$5,947

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
NOTE 8—OTHER LONG-TERM LIABILITIES
The operations of the Company, like those of other companies in its industry, are subject to various domestic and foreign environmental laws and regulations. These laws and regulations not only govern current operations and products, but also impose potential liability on the Company for past operations. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and the industry in the future. Management believes that the Company conducts its operations in compliance with applicable environmental laws and regulations and has implemented various programs designed to protect the environment and promote continued compliance.

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
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are not discounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided.
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2019 and 2018, the Company had accruals reported on the Company's balance sheet as other long-term liabilities of $321.8 million and $209.9 million, respectively. Estimated costs of current investigation and remediation activities of $51.0 million and $27.0 million are included in other accruals at September 30, 2019 and 2018, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $116.4 million higher than the minimum accruals at September 30, 2019. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites ("Major Sites") account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2019. At September 30, 2019, $322.2 million, or 86.4% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $116.4 million at September 30, 2019, $92.7 million, or 79.7%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
The largest and most complex of the Major Sites is the Gibbsboro, New Jersey site ("Gibbsboro") which comprises the substantial majority of the environmental-related accrual. Gibbsboro, a former manufacturing plant, and related facilities, which ceased operations in 1978, has had various facilities included on the National Priorities List since 1999. This location has soil, waterbodies, and groundwater contamination related to the historic operations of the facility. Gibbsboro has been divided by the Environmental Protection Agency ("EPA") into six operable units ("OUs") based on location and characteristics, whose investigation and remediation efforts are likely to occur over an extended period of time. Each of the OUs are in various phases of investigation and remediation with the EPA that provide enough information to reasonably estimate cost ranges and record environmental-related accruals. The most significant assumptions underlying the reliability and precision of remediation cost estimates for the Gibbsboro site are the types and extent of contamination.
Excluding the four Major Sites making up the majority of the accrual, no sites are individually material to the total accrual balance. There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution, and securing applicable governmental agency approvals, all of which have the potential to contribute to the uncertainty surrounding these future events. As these events occur and to the extent that the cost estimates of the environmental remediation change, the existing reserve will be adjusted.

Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At September 30, 2019, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
Management expects these contingent environmental-related liabilities to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indeterminate amount of time to conduct investigation activities at any site, the indeterminate amount of time to obtain environmental agency approval, as necessary, with respect to investigation and remediation activities, and the indeterminate amount of time necessary to conduct remediation activities.
The Asset Retirement and Environmental Obligations Topic of the ASC requires a liability to be recognized for the fair value of a conditional asset retirement obligation if a settlement date and fair value can be reasonably estimated. The Company recognizes a liability for any conditional asset retirement obligation when sufficient information is available to reasonably estimate a settlement date to determine the fair value of such a liability. The Company has identified certain conditional asset retirement obligations at various current and closed manufacturing, distribution and store facilities. These obligations relate primarily to asbestos abatement, hazardous waste Resource Conservation and Recovery Act (RCRA) closures, well abandonment, transformers and used oil disposals and underground storage tank closures. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued and are not significant. The recording of additional liabilities for future conditional asset retirement obligations may result in a material impact on net income for the annual or interim period during which the costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time over which sufficient information may become available regarding the closure or modification of any one or group of the Company’s facilities. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
On July 17, 2019, the Company, ConAgra and NL Industries reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement provides for a mutual release of all pending and related future claims and contribution rights in exchange for certain payments of money over time by the Company and the other two defendants to the plaintiffs. More specifically, the agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the Company and the other two defendants collectively shall pay a total of $305.0 million, with the Company and the other two defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. To implement the agreement, the Company and the other two defendants filed a joint motion to dismiss with prejudice and a motion to stay all proceedings, pending the trial court’s approval of the agreement. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the Company and the other two defendants. The Company made its initial payment of $25.0 million to the plaintiffs on September 23, 2019.
The Company accrued $136.3 million for this litigation in the third quarter of 2018. During the third quarter of 2019, the Company reduced its accrual by $59.6 million as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million to the plaintiffs in accordance with the agreement. The next payment of $12.0 million is due within twelve months and is included in current liabilities, while the remaining $64.7 million is included in other long-term liabilities.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. The plaintiffs filed a motion for remand in each action on January 7, 2019, which the defendants opposed. The federal trial court remanded each action on June 5, 2019. The defendants asked the federal court to stay the order of remand pending appeal, which the federal court granted on June 27, 2019, and the defendants filed a notice of appeal with the United States Court of Appeals for the Third Circuit. On August 12, 2019, the defendants filed their opening brief with the Third Circuit, to which the plaintiffs filed their opposition brief on September 11, 2019, and the defendants filed their reply brief on October 2, 2019.
In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees.
In October 2018, the Company filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company's rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendant Erie County on November 9, 2018 and defendant York County on November 21, 2018. Defendant Delaware County filed a motion to dismiss the Complaint, which the federal trial court granted on October 4, 2019. The Company intends to appeal the federal trial court’s dismissal.
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
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial commenced on May 6, 2019 and ended on May 31, 2019, with a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). The Company filed a motion for judgment in its favor based on public policy factors under Wisconsin law. On September 20, 2019, the trial court denied the motion and entered judgment in favor of the plaintiffs. On October 18, 2019, the Company filed post-trial motions for judgment as a matter of law and for a new trial. If the post-trial motions are denied, the Company intends to appeal the jury verdict.
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
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the Company and other defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants filed a petition with the Supreme Court of Illinois for discretionary review. By order entered January 31, 2019, that court has allowed defendants’ petition for leave to appeal. The defendants filed their opening brief in the Supreme Court of Illinois on April 11, 2019, to which the plaintiffs filed a response brief on June 17, 2019. The defendants filed their reply brief on July 15, 2019. On August 7, 2019, the Supreme Court of Illinois entered an order stating oral argument will be scheduled in due course.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. Oral argument regarding those motions is scheduled to occur on October 24, 2019. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in California discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
NOTE 10—OTHER
Other general expense - net
Included in Other general expense - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provisions for environmental matters - net	$10,602	$2,299	$17,874	$34,317
Loss on sale or disposition of assets	1,430	9,227	822	7,178
Total	$12,032	$11,526	$18,696	$41,495

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
The loss on sale or disposition of assets represents net realized losses associated with the sale or disposal of fixed assets previously used in the conduct of the primary business of the Company.

Other expense (income) - net
Included in Other expense (income) - net were the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend and royalty income	$(2,253)	$(2,995)	$(7,830)	$(5,967)
Loss on extinguishment of debt (see Note 15)	14,754		14,754
Expense from banking activities	2,622	2,694	7,973	7,380
Foreign currency transaction related losses	16,394	6,157	12,458	9,321
Domestic pension plan settlement expense			32,410
Miscellaneous pension expense (income)	1,767	(3,902)	5,916	(11,349)
Other income	(5,957)	(7,652)	(21,385)	(21,760)
Other expense	3,665	7,421	10,591	13,687
Total	$30,992	$1,723	$54,887	$(8,688)

Foreign currency transaction related losses represent net realized losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized and unrealized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at September 30, 2019 and 2018.
Miscellaneous pension expense (income) consists of the non-service components of net pension costs (credits). See Note 7 for information on Miscellaneous pension expense (income) and the Domestic pension plan settlement expense.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.
NOTE 11—INCOME TAXES
The effective tax rate was 18.8% and 23.3% for the third quarter and first nine months of 2019, respectively, compared to 14.9% and 19.9% for the third quarter and first nine months of 2018, respectively. The increase in the effective tax rate for the third quarter of 2019 compared to 2018 was primarily due increased income before taxes in the third quarter of 2019 compared to 2018 and the non-recurrence of favorable tax benefits recognized by the Company in the third quarter of 2018 when completing its 2017 U.S. income tax return. The increase in the effective tax rate for the first nine months of 2019 compared to 2018 was primarily due to an increase to the tax provision of $74.3 million recorded in the second quarter of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds with DC Solar Solutions, Inc. and certain of its affiliates (“DC Solar”). During 2011 and 2013 through 2017, the Company invested in legal entities ("Funds") that purchased mobile solar generators from DC Solar. In December 2018, the Company became aware of an ongoing investigation by federal authorities, which included the seizure of DC Solar's assets. The Company promptly initiated an investigation. Based on information available during the first quarter of 2019, it did not appear reasonably possible that a material loss had occurred as the Company believed its specific investments in the funds were not materially affected. The Company’s investigation continued during the second quarter of 2019, and based on additional information revealed during the course of the investigation, the Company determined that it is more likely than not that the tax benefits expected to be received by the Company related to its investments in the Funds will no longer be ultimately realizable. The facts relating to Company investments in the Funds continue to be developed and there are, and will continue to be, material differences in facts relevant to each Fund, as well as to funds owned by other investors. The ultimate tax results relating to the Company's investments continue to be uncertain. The Company’s management will continue to use its best judgment based upon the facts and circumstances related to the Company's investments in the Funds when determining the scope and timing of disclosures. The Company continues to participate with other fund investors to gather facts and obtain expert advice in assessing its tax position in these investments.

At December 31, 2018, the Company had $89.5 million in unrecognized tax benefits, the recognition of which would have an effect of $83.0 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2018 was $14.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. The Company's balance of unrecognized tax benefits increased to $197.2 million at September 30, 2019 , the recognition of which would have an effect of $189.6 million on the effective tax rate. This increase is primarily due to the Company's investments in the Funds described above.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2018, the Company had accrued $24.8 million for the potential payment of income tax interest and penalties. This amount has increased to $29.0 million at September 30, 2019.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. No significant adjustments have been proposed by the IRS. At September 30, 2019, the federal statute of limitations had not expired for the 2013 through 2018 tax years.
At September 30, 2019, the Company is subject to non-U.S. income tax examinations for the tax years of 2010 through 2018. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2018.
NOTE 12—NET INCOME PER SHARE
Basic and diluted earnings per share are calculated using the treasury stock method.

(Thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic
Average shares outstanding	91,823,573	93,099,714	91,850,565	93,121,900
Net income	$576,438	$354,027	$1,292,678	$1,007,758
Basic net income per share	$6.28	$3.80	$14.07	$10.82

Diluted
Average shares outstanding	91,823,573	93,099,714	91,850,565	93,121,900
Stock options and other contingently issuable shares (1)	1,742,298	1,982,841	1,611,078	1,990,622
Non-vested restricted stock grants	38,389	52,702	48,461	58,246
Average shares outstanding assuming dilution	93,604,260	95,135,257	93,510,104	95,170,768
Net income	$576,438	$354,027	$1,292,678	$1,007,758
Diluted net income per share	$6.16	$3.72	$13.82	$10.59

(1)
There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended September 30, 2019. Stock options and other contingently issuable shares for the nine months ended September 30, 2019 excludes 9,853 shares due to their anti-dilutive effect. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended September 30, 2018. Stock options and other contingently issuable shares for the nine months ended September 30, 2018 excludes 28,871 shares due to their anti-dilutive effect.

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

(Thousands of dollars)	Three Months Ended September 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,898,158	$678,473	$1,290,247	$772	$4,867,650
Intersegment transfers	(6)	995,115	29,495	(1,024,604)
Total net sales and intersegment transfers	$2,898,152	$1,673,588	$1,319,742	$(1,023,832)	$4,867,650

Segment profit	$663,671	$114,891	$137,432		$915,994
California litigation expense adjustment				$34,667	34,667
Interest expense				(85,282)	(85,282)
Administrative expenses and other				(155,546)	(155,546)
Income before income taxes	$663,671	$114,891	$137,432	$(206,161)	$709,833

(Thousands of dollars)	Three Months Ended September 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,665,663	$770,543	$1,294,579	$685	$4,731,470
Intersegment transfers	233	936,281	4,474	(940,988)
Total net sales and intersegment transfers	$2,665,896	$1,706,824	$1,299,053	$(940,303)	$4,731,470

Segment profit	$577,738	$83,941	$104,868		$766,547
California litigation expense				$(136,333)	(136,333)
Interest expense				(92,281)	(92,281)
Administrative expenses and other				(121,980)	(121,980)
Income before income taxes	$577,738	$83,941	$104,868	$(350,594)	$415,953

(Thousands of dollars)	Nine Months Ended September 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$7,809,059	$2,137,447	$3,838,002	$1,863	$13,786,371
Intersegment transfers	1	2,768,947	88,331	(2,857,279)
Total net sales and intersegment transfers	$7,809,060	$4,906,394	$3,926,333	$(2,855,416)	$13,786,371

Segment profit	$1,607,143	$343,482	$386,452		$2,337,077
California litigation expense adjustment				$34,667	34,667
Interest expense				(265,474)	(265,474)
Administrative expenses and other				(421,882)	(421,882)
Income before income taxes	$1,607,143	$343,482	$386,452	$(652,689)	$1,684,388

(Thousands of dollars)	Nine Months Ended September 30, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$7,371,135	$2,204,668	$3,891,678	$2,791	$13,470,272
Intersegment transfers	506	2,657,614	16,888	(2,675,008)
Total net sales and intersegment transfers	$7,371,641	$4,862,282	$3,908,566	$(2,672,217)	$13,470,272

Segment profit	$1,485,027	$249,072	$339,828		$2,073,927
California litigation expense				$(136,333)	(136,333)
Interest expense				(277,335)	(277,335)
Administrative expenses and other				(402,634)	(402,634)
Income before income taxes	$1,485,027	$249,072	$339,828	$(816,302)	$1,257,625

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
Net external sales of all consolidated foreign subsidiaries were $918.8 million and $951.8 million for the third quarter of 2019 and 2018, respectively. Net external sales of all consolidated foreign subsidiaries were $2.768 billion and $2.890 billion for the nine months ended September 30, 2019 and 2018, respectively. Long-lived assets of these subsidiaries totaled $3.112 billion and $3.367 billion at September 30, 2019 and 2018, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets.
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

(Thousands of dollars)
		Quoted Prices
		in Active		Significant
	Fair Value at	Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets (1)	$56,821	$27,758	$29,063
Net investment hedge asset (2)	11,892		11,892
	$68,713	$27,758	$40,955

Liabilities:
Deferred compensation plan liabilities (3)	$70,421	$70,421

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds is $52,088.

(2) The net investment hedge asset is the fair value of the cross currency swap (see Note 16). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
(3) The deferred compensation plan liabilities are the Company’s liabilities under its deferred compensation plans. The liabilities represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.
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

(Thousands of dollars)
	September 30, 2019		September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,203,048	$8,693,801	$8,734,479	$8,512,513
Non-publicly traded debt	269,551	263,138	286,913	276,440

In June 2019, the Company repurchased $60.9 million of its 2.25% Senior Notes due May 2020. This repurchase resulted in an insignificant gain.
In August 2019, the Company repurchased $1.010 billion of its 2.25% Senior Notes due May 2020 and $490.0 million of its 2.75% Senior Notes due June 2022. These repurchases resulted in a loss of $14.8 million recorded in other expense (income) - net. See Note 10.

In August 2019, the Company issued $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes will be used for general corporate purposes.
On October 8, 2019, the Company amended its five-year credit agreement entered into on July 19, 2018 to, among other things, extend the maturity date to October 8, 2024.
NOTE 16—DERIVATIVES AND HEDGING
On May 9, 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. During the term of the contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The fair value of the contract is included in other assets on the balance sheet. See Note 14. The changes in fair value are recognized in the foreign currency translation adjustments component of cumulative other comprehensive loss. For the three and nine months ended September 30, 2019, an unrealized gain of $13.9 million and $8.9 million, respectively, net of tax, was recognized in cumulative other comprehensive loss.
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
Additional lease information is summarized below:

(Thousands of dollars)
	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019

Operating lease cost	$114,598	$338,627
Short-term lease cost	9,281	29,680
Variable lease cost	18,576	55,057

Operating cash outflows from operating leases	107,136	320,571

At September 30, 2019, the weighted average remaining lease term and discount rate for operating leases was 6.0 years and 4.0%, respectively.

The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized on the balance sheet. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

(Thousands of dollars)

Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$108,257
2020	415,590
2021	358,978
2022	296,923
2023	230,582
Thereafter	525,892
Total lease payments	1,936,222
Amount representing interest	(219,597)
Present value of operating lease liabilities	$1,716,625

NOTE 18—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets. These non-traded investments have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amount of the affordable housing and historic renovation investments, included in other assets, was $225.4 million and $214.4 million at September 30, 2019 and 2018, respectively. The liability for estimated future capital contributions to the investments was $162.4 million and $160.5 million at September 30, 2019 and 2018, respectively.

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
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2019. A decrease in net working capital of $95.1 million at September 30, 2019 compared to the end of the third quarter of 2018 was primarily due to a decrease in current assets. Current portion of long-term debt increased $119.0 million while current portion of operating lease liabilities increased $364.4 million as a result of recording operating leases on the balance sheet as required by ASC 842 (See Notes 2 and 17). In June 2019, the Company repurchased $60.9 million of its 2.25% Senior Notes due May 2020. This repurchase resulted in an insignificant gain. In August 2019, the Company repurchased $1.010 billion of its 2.25% Senior Notes due May 2020 and $490.0 million of its 2.75% Senior Notes due June 2022. These repurchases resulted in a loss of $14.8 million recorded in other expense (income) - net (See Notes 10 and 15). In August 2019, the Company issued $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes will be used for general corporate purposes. The Company has been able to arrange sufficient short-term borrowing capacity at reasonable rates, and the Company continues to have sufficient total available borrowing capacity to fund its current operating needs. Net operating cash for the nine months ended September 30, 2019 was a cash source of $1.661 billion compared to a cash source of $1.431 billion for the same period in 2018.
Consolidated net sales increased 2.9% in the third quarter of 2019 to $4.868 billion from $4.731 billion in the third quarter of 2018. The effective tax rate was 18.8% for the third quarter of 2019 compared to 14.9% for the third quarter of 2018. Diluted net income per share in the third quarter of 2019 increased to $6.16 per share compared to $3.72 per share in the third quarter of 2018. Third quarter 2019 diluted net income per share included a $.28 per share benefit from the resolution of the California litigation which increased earnings per share and a $.77 per share charge for acquisition-related costs. Acquisition-related costs are comprised of integration costs recorded in the Administrative segment and primarily amortization of acquired intangible assets recorded in the Performance Coatings and Consumer Brands segments (collectively, "Acquisition-related costs"). Integration costs consist of professional service expenses, salaries, and other employee-related expenses dedicated directly to the integration effort, severance expense, etc., which are included in Selling, general and administrative and other expenses and Cost of goods sold. The amortization of acquired intangible assets is included in Amortization. Third quarter 2018 diluted net income per share included charges for Acquisition-related and California litigation costs of $.87 and $1.09 per share, respectively.
Consolidated net sales increased 2.3% in the first nine months of 2019 to $13.786 billion from $13.470 billion in the first nine months of 2018. The effective tax rate was 23.3% for the first nine months of 2019 compared to 19.9% in the first nine months of 2018. Diluted net income per share in the first nine months of 2019 increased to $13.82 compared to $10.59 in the first nine months of 2018. Diluted net income per share for the nine months ended September 30, 2019 included charges for Acquisition-related costs of $2.23 per share, a tax credit investment loss of $.79 per share and pension settlement expense of $.27 per share, partially offset by a $.28 per share benefit from the resolution of the California litigation. The first nine months of 2018 included charges of $3.05, $1.09 and $.25 per share for Acquisition-related costs, the California litigation and environmental expense provisions, respectively.
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
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong through the first nine months of 2019. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. Net working capital decreased $95.1 million at September 30, 2019 compared to the end of the third quarter of 2018 primarily due to a decrease in current assets. Accounts receivable decreased $105.2 million at September 30, 2019 compared to September 30, 2018, while cash and cash equivalents increased $8.1 million, inventories increased $22.6 million, and other current assets increased $3.2 million. Current portion of long-term debt increased $119.0 million, due to 2.25% Senior Notes due May 2020, while current portion of operating lease liabilities increased $364.4 million, as a result of recording operating leases on the balance sheet as required by ASC 842 (See Notes 2 and 17). Accounts payable decreased $137.3 million, accrued taxes decreased $3.7 million and other accruals decreased $18.6 million due to timing of payments. Short-term borrowings decreased $214.4 million. The Company accrued $136.3 million for the California public nuisance litigation expense in the third quarter of 2018 which was reduced in the third quarter of 2019 to $76.7 million as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million to the plaintiffs in accordance with the agreement. The next payment of $12.0 million is due within twelve months and is included in current liabilities, while the remaining $64.7 million is included other long-term liabilities (See Note 9).
In the first nine months of 2019, cash and cash equivalents increased $34.1 million while accounts receivable increased $460.3 million, inventories increased $9.7 million, other current assets increased $59.1 million, and accounts payable increased $229.0 million when normal seasonal trends typically require significant growth in these categories. Accrued taxes increased $14.2 million, while other accruals decreased $179.2 million and compensation and taxes withheld increased $34.4 million due to timing of payments. Short-term borrowings increased $107.3 million to support treasury stock purchases, common stock cash dividends, and normal operations.
Total debt at September 30, 2019 decreased $763.2 million to $8.908 billion from $9.672 billion at September 30, 2018 and decreased as a percentage of total capitalization to 68.9% from 71.1% at the end of the third quarter last year. Total debt decreased $435.4 million from December 31, 2018 and decreased as a percentage of total capitalization to 68.9% from 71.5%. At September 30, 2019, the Company had remaining short-term borrowing ability of $3.094 billion. Net operating cash improved $230.2 million in the first nine months of 2019 to a cash source of $1.661 billion from a cash source of $1.431 billion in the first nine months of 2018. In the twelve month period from October 1, 2018 through September 30, 2019, the Company generated net operating cash of $2.174 billion.
Net Working Capital, Debt and Other Long-Term Assets and Liabilities
Cash and cash equivalents increased $34.1 million during the first nine months of 2019. Cash flow from operations and increased short-term borrowings funded cash requirements for normal seasonal increases in working capital, treasury stock purchases of $577.8 million, net payments to reduce long-term debt of $542.9 million, payments of cash dividends of $314.9 million, capital expenditures of $224.8 million, and acquisitions of businesses of $72.6 million. At September 30, 2019 and December 31, 2018, the Company’s current ratio was 1.01 compared to 1.03 at September 30, 2018.
Goodwill and intangible assets decreased $310.3 million from December 31, 2018 and decreased $405.2 million from September 30, 2018. The net decrease during the first nine months of 2019 was primarily due to amortization of $234.4 million and foreign currency translation of $124.6 million, partially offset by acquisitions of $45.4 million and capitalized software additions of $3.3 million. The net decrease over the twelve month period from September 30, 2018 was primarily due to amortization of $313.5 million and foreign currency translation of $140.7 million, partially offset by acquisitions of $45.4 million and capitalized software additions of $3.5 million. The fair value of the Company's acquired intangible assets may be impacted by the Company's ongoing integration efforts. See Note 5, on pages 52 and 53, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Deferred pension assets decreased $237.2 million during the first nine months of 2019 and decreased $272.5 million from September 30, 2018. The decrease in both periods is due to settling the majority of the Company's domestic defined benefit pension plan liabilities. See Note 7, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s benefit plan assets. During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the domestic defined benefit pension plan that was terminated in 2018 (Terminated Plan). The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan will be used, as prescribed in the applicable regulations, to fund future Company contributions to a qualified replacement pension plan, which is the current domestic defined contribution plan (Qualified Replacement Plan). During the first quarter of 2019, the Company transferred $201.8 million of the surplus to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715. The remainder of the surplus related to the Terminated Plan will be transferred to the Qualified Replacement Plan suspense account after the final expenses associated with the wind-up of the Terminated Plan have been settled.
Other assets at September 30, 2019 increased $33.9 million in the first nine months of 2019 and increased $.7 million from a year ago primarily due to increases in deferred tax assets and other investments.
Net property, plant and equipment increased $21.5 million in the first nine months of 2019 and increased $31.9 million in the twelve months since September 30, 2018. The increase in the first nine months was primarily due to capital expenditures of $224.8 million and acquisitions of $16.3 million, partially offset by depreciation expense of $195.0 million, sale or disposition of fixed assets of $17.8 million, and changes in currency translation rates of $7.0 million. Since September 30, 2018, the increase was primarily due to capital expenditures of $309.6 million and acquisitions of $16.3 million, partially offset by depreciation expense of $261.6 million, sale or disposition of fixed assets of $21.0 million, and changes in currency translation rates of $11.3 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and aviation transportation and information systems hardware in the Administrative Segment.
In June 2019, the Company repurchased $60.9 million of its 2.25% Senior Notes due May 2020. This repurchase resulted in an insignificant gain. In August 2019, the Company repurchased $1.010 billion of its 2.25% Senior Notes due May 2020 and $490.0 million of its 2.75% Senior Notes due June 2022. These repurchases resulted in a loss of $14.8 million recorded in other expense (income) - net (See Notes 10 and 15). In August 2019, the Company issued $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes will be used for general corporate purposes.
On May 9, 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. During the term of the contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. For the three and nine months ended September 30, 2019, an unrealized gain of $13.9 million and $8.9 million, respectively, net of tax, was recognized in cumulative other comprehensive loss.
At September 30, 2019, the Company had outstanding borrowings of $305.8 million with a weighted average interest rate of 2.4% under its commercial paper program. The Company had unused capacity under its global credit agreement of $1.694 billion at September 30, 2019. On October 8, 2019, the Company amended its five-year credit agreement entered into on July 19, 2018 to, among other things, extend the maturity date to October 8, 2024. Short-term borrowings under various other foreign programs were $29.9 million with a weighted average interest rate of 4.3%.
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2018 and September 30, 2018. See Note 7, on pages 55 through 60, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s benefit plan obligations.
Deferred income taxes at September 30, 2019 decreased $34.0 million in the first nine months of 2019, and decreased $259.7 million from a year ago primarily due to the overall favorable impact of the Tax Cuts and Jobs Act.

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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2019. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2019. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $107.3 million to $435.7 million at September 30, 2019 from $328.4 million at December 31, 2018. Total long-term debt decreased $542.6 million to $8.473 billion at September 30, 2019 from $9.015 billion at December 31, 2018, and decreased $548.8 million from $9.021 billion at September 30, 2018. The California litigation accrual decreased $59.6 million to $76.7 million ($12.0 million current and $64.7 million long-term) at September 30, 2019 as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million to the plaintiffs in accordance with the agreement in September 2019. See Note 9. There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter of 2019 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 5 for changes to the Company’s accrual for product warranty claims in the first nine months of 2019.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $292.1 million to $4.023 billion at September 30, 2019 from $3.731 billion at December 31, 2018 and increased $92.3 million from $3.931 billion at September 30, 2018. The increase in Shareholders’ equity for the first nine months of 2019 resulted primarily from net income of $1.293 billion and an increase in other capital of $182.9 million, partially offset by increased treasury stock of $732.1 million, cash dividends paid on common stock of $314.9 million, and an increase in cumulative other comprehensive loss of $137.3 million. The increase in Shareholders' equity since September 30, 2018 resulted primarily from net income of $1.394 billion and an increase in other capital of $227.4 million, partially offset by increased treasury stock of $977.2 million, cash dividends paid on common stock of $395.3 million and an increase in cumulative other comprehensive loss of $156.6 million.
During the first nine months of 2019, the Company purchased 1,325,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2019 to purchase 8.80 million shares of its common stock. In February 2019, the Company's Board of Directors increased the quarterly cash dividend from $.86 per common share to $1.13 per common share. This quarterly dividend will result in an annual dividend for 2019 of $4.52 per common share or a 38.7% payout of 2018 diluted net income per common share.
Cash Flow
Net operating cash for the nine months ended September 30, 2019 was a cash source of $1.661 billion compared to a cash source of $1.431 billion for the same period in 2018. The improvement in net operating cash was primarily due to an increase in net income and other long-term items, partially offset by increased cash requirements for working capital. Net investing cash usage increased $173.2 million in the first nine months of 2019 to a usage of $288.5 million from a usage of $115.3 million in 2018 primarily due to an increase in capital expenditures and acquisitions. Net financing cash usage increased $16.2 million to a usage of $1.342 billion in the first nine months of 2019 from a usage of $1.325 billion in 2018 primarily due to increased payments of long-term debt, treasury stock purchases, cash dividends and other accruals, partially offset by the issuance of new long-term debt and an increase in short-term borrowings. In the twelve month period from October 1, 2018 through September 30, 2019, the Company generated net operating cash of $2.174 billion, used $424.9 million in investing activities and used $1.763 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated pro forma “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA) for the twelve month period ended on the same date. Refer to the “Results of Operations” caption below for a reconciliation of EBITDA to Net income. At September 30, 2019, the Company was in compliance with the covenant. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8, on pages 61 and 62, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the Company’s debt and related covenant.
RESULTS OF OPERATIONS
Shown below are net sales and income before taxes by segment for the three and nine months ended September 30, 2019:

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net Sales:
The Americas Group	$2,898,158	$2,665,663	8.7%	$7,809,059	$7,371,135	5.9%
Consumer Brands Group	678,473	770,543	-11.9%	2,137,447	2,204,668	-3.0%
Performance Coatings Group	1,290,247	1,294,579	-0.3%	3,838,002	3,891,678	-1.4%
Administrative	772	685	12.7%	1,863	2,791	-33.2%
Total	$4,867,650	$4,731,470	2.9%	$13,786,371	$13,470,272	2.3%

(Thousands of dollars)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Income Before Income Taxes:
The Americas Group	$663,671	$577,738	14.9%	$1,607,143	$1,485,027	8.2%
Consumer Brands Group	114,891	83,941	36.9%	343,482	249,072	37.9%
Performance Coatings Group	137,432	104,868	31.1%	386,452	339,828	13.7%
Administrative	(206,161)	(350,594)	41.2%	(652,689)	(816,302)	20.0%
Total	$709,833	$415,953	70.7%	$1,684,388	$1,257,625	33.9%
Three Months Ended September 30, 2019
Consolidated net sales increased in the third quarter of 2019 due primarily to higher paint sales volume in North American stores and selling price increases, partially offset by demand softness in some end markets outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by .9% in the quarter. Net sales of all consolidated foreign subsidiaries were down 3.5% to $918.8 million in the third quarter compared to $951.8 million in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the quarter was due primarily to demand softness in some end markets and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 4.5% to $3.949 billion in the quarter compared to $3.780 billion in the same period last year.
Net sales in The Americas Group increased in the third quarter of 2019 due primarily to higher paint sales volume across all end markets in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased Group net sales by .5% in the quarter. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 8.1% in the quarter compared to last year’s comparable period. Sales of non-paint products increased 8.3% over last year's third quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group decreased in the third quarter due primarily to comparisons to load-in sales for a new customer program in 2018, the divestiture of a furniture protection plan business in the third quarter of 2018 and softer sales in some end markets outside of North America, partially offset by selling price increases and higher volume sales to most of the Consumer Brands Group's retail customers. Currency translation rate changes decreased Consumer Brands Group net sales by .8% in the quarter. Net sales in the Performance Coatings Group decreased in the third quarter primarily due to softer sales in some end markets outside North America and unfavorable currency translation rate changes, partially offset by selling price increases. Currency translation rate changes decreased Performance Coatings Group net sales by 1.6% in the quarter. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the third quarter.
Consolidated gross profit increased $215.2 million in the third quarter of 2019 compared to the same period in 2018. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter of 2019 to 45.7%, compared to 42.5% during the same period in 2018. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes.
The Americas Group’s gross profit in the third quarter of 2019 was higher than last year by $153.8 million due to higher paint sales volume and selling price increases, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales increased in the quarter primarily due to increased paint sales volume and selling price increases. The Consumer Brands Group’s gross profit increased by $25.0 million in the quarter compared to the same period last year due primarily to selling price increases, partially offset by unfavorable currency translation rate changes. The Consumer Brands Group’s gross profit as a percent of sales was up in the quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $29.5 million in the third quarter compared to the same period last year, when stated in U.S. dollars, primarily due to selling price increases, partially offset by lower sales volumes and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of sales was up in the quarter compared to the same period last year for these same reasons. The Administrative segment’s gross profit improved by $6.9 million in the third quarter compared to the same period last year due primarily to reduced integration expenses.
Selling, general and administrative expenses (SG&A) increased $72.1 million in the third quarter of 2019 versus the same period last year due primarily to increased expenses to support higher sales levels and net new store openings, partially offset by good cost control. As a percent of sales, consolidated SG&A increased to 27.6% in the third quarter of 2019, from 26.9% in the third quarter of 2018, for these same reasons.
The Americas Group’s SG&A increased $52.3 million in the third quarter compared to the same period last year due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A decreased $1.3 million in the quarter compared to the same period last year, primarily due to reduced sales levels, good cost control and currency translation rate changes. The Performance Coatings Group’s SG&A increased $.9 million in the quarter compared to the same period last year primarily due to improvements to information technology systems, partially offset by good cost control and currency translation rate changes. The Administrative segment’s SG&A increased $20.2 million in the quarter compared to the same period last year due primarily to litigation expenses and improvements to information technology systems.
Other general expense - net was essentially flat in the third quarter of 2019, compared to the same period in 2018 at $12.0 million.
Amortization expense decreased $2.5 million in the third quarter of 2019 versus the same period in 2018 primarily from the Consumer Brands Group. In the third quarter of 2019, amortization of acquired intangibles was $50.5 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively. In the third quarter of 2018, amortization of acquired intangibles was $50.8 million and $22.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense decreased $7.0 million in the third quarter of 2019 compared to the same period in 2018.

Other expense (income) - net increased $29.3 million in the third quarter as compared to the same period in 2018 primarily due to losses related to the extinguishment of the 2.25% and 2.75% Senior Notes recorded in the Administrative segment and increases in foreign currency transaction related losses.
Consolidated income before income taxes increased $293.9 million in the third quarter of 2019 versus the same period last year primarily due to increased profit for all segments and a reduction of the California litigation provision recorded in the Administrative segment.
The effective tax rate was 18.8% for the third quarter of 2019 compared to 14.9% for the third quarter of 2018. The increase in the effective tax rate for the third quarter of 2019 compared to the third quarter of 2018 was primarily due to lower tax benefits in 2019 as a result of the favorable tax benefits recognized in 2018 related to the reduction in the domestic income tax rate from 35% to 21%.
Diluted net income per share in the third quarter of 2019 increased to $6.16 per share compared to $3.72 per share in the third quarter of 2018. Third quarter 2019 diluted net income per share included an accrued expense reduction related to the resolution of the California litigation, which increased earnings per share $.28, and charges for acquisition-related costs of $.77 per share. Currency translation rate changes decreased diluted net income per share in the third quarter by $.11 per share. Third quarter 2018 diluted net income per share included charges for acquisition-related and California litigation costs of $.87 and $1.09 per share, respectively.
Nine Months Ended September 30, 2019
Consolidated net sales increased in the first nine months of 2019 due primarily to higher paint sales volume in North American stores and selling price increases, partially offset by demand softness in some end markets outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 1.5% in the first nine months of 2019. Net sales of all consolidated foreign subsidiaries were down 4.2% to $2.768 billion in the first nine months compared to $2.890 billion in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the first nine months was due primarily to demand softness in some end markets and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 4.1% to $11.018 billion in the first nine months compared to $10.580 billion in the same period last year.
Net sales in The Americas Group increased in the first nine months of 2019 due primarily to higher paint sales volume across all end markets in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased Group net sales by .9%. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 5.5% in the first nine months compared to last year’s comparable period. Sales of non-paint products increased 5.8% over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold. Net sales of the Consumer Brands Group decreased in the first nine months primarily due to the divestiture of a furniture protection plan business in the third quarter of 2018, softer sales in some end markets outside of North America and unfavorable currency translation rate changes, partially offset by selling price increases and higher volume sales related to a new customer program. Currency translation rate changes decreased Consumer Brands Group net sales by 1.3% in the first nine months. Net sales in the Performance Coatings Group stated in U.S. dollars decreased in the first nine months primarily due to softer sales in some end markets outside North America and unfavorable currency translation rate changes, partially offset by selling price increases. Currency translation rate changes decreased Performance Coatings Group net sales by 2.7%. Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first nine months.
Consolidated gross profit increased $406.2 million in the first nine months of 2019 compared to the same period in 2018. Consolidated gross profit as a percent of consolidated net sales increased in the first nine months of 2019 to 44.6%, compared to 42.6% during the same period in 2018. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores and selling price increases, partially offset by higher raw material costs in the first quarter of 2019 and unfavorable currency translation rate changes.
The Americas Group’s gross profit in the first nine months of 2019 was higher than last year by $256.4 million due to higher paint sales volume and selling price increases, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales was essentially flat in the first nine months as increased paint sales volume and selling price increases were mostly offset by raw material costs. The Consumer Brands Group’s gross profit increased by $83.4 million in the first nine months compared to the same period last year due primarily to greater supply chain efficiencies, moderating raw material costs and selling price increases, partially offset by unfavorable currency translation rate changes. The Consumer Brands Group’s gross profit as a percent of sales was up in the first nine months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $41.2 million in the first nine months compared to the same period last year, when stated in U.S. dollars, primarily due to selling price increases and moderating raw material costs, partially offset by lower sales volumes and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of sales was up in the first nine months compared to the same period last year for these same reasons. The Administrative segment’s gross profit improved by $25.2 million in the first nine months compared to the same period last year due primarily to reduced integration expenses.
SG&A increased $125.0 million in the first nine months of 2019 versus the same period last year due primarily to increased expenses to support higher sales levels in The Americas Group. As a percent of sales, consolidated SG&A increased slightly to 28.4% in the first nine months of 2019 versus 28.2% in 2018. These increases were primarily due to net new store openings and general comparable store expenses to support higher sales levels partially offset by good cost control.
The Americas Group’s SG&A increased $116.6 million in the first nine months due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A decreased $5.5 million in the first nine months compared to the same period last year primarily due to currency translation rate changes and good cost control. The Performance Coatings Group’s SG&A decreased $13.3 million in the first nine months compared to the same period last year primarily due to currency translation rate changes, partially offset by improvements to information technology systems. The Administrative segment’s SG&A increased $27.1 million in the first nine months compared to the same period last year due primarily to litigation expenses and improvements to information technology systems.
Other general expense - net decreased $22.8 million in the first nine months of 2019 compared to the same period in 2018 primarily due to decreased environmental provisions in the Administrative segment.
Amortization expense decreased $4.6 million in the first nine months of 2019 versus the same period in 2018 primarily due to purchase accounting measurement period adjustments in second quarter 2018 which impacted amortization of acquired intangibles. In the first nine months of 2019, amortization of acquired intangibles was $152.1 million and $64.1 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first nine months of 2018, amortization of acquired intangibles was $149.1 million and $68.0 million for the Performance Coatings and Consumer Brands Groups, respectively.
Interest expense decreased $11.9 million in the first nine months of 2019 compared to the same period in 2018.
Other expense (income) - net increased $63.6 million in the first nine months of 2019 compared to the same period in 2018 primarily due to a pension plan settlement expense, losses related to the extinguishment of the 2.25% and 2.75% Senior Notes recorded in the Administrative segment and an increase in miscellaneous pension expense.
Consolidated income before income taxes increased $426.8 million in the first nine months of 2019 versus the same period last year primarily due to an increased profit reported for all segments and reductions of environmental and the California litigation provisions recorded in the Administrative segment.
The effective tax rate was 23.3% for the first nine months of 2019 compared to 19.9% for the first nine months of 2018. The increase in the effective tax rate for the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase to the tax provision of $74.3 million recorded in the first six months of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds. (see Note 11).
Diluted net income per share in the first nine months of 2019 increased to $13.82 per share compared to $10.59 per share in the first nine months 2018. Diluted net income per share for the first nine months of 2019 included a $2.23 per share charge for acquisition-related costs, a tax credit investment loss of $.79 per share and a pension settlement expense of $.27 per share, partially offset by an accrued expense reduction related to the resolution of the California litigation of $.28 per share. The first nine months of 2018 included charges of $3.05, $1.09 and $.25 per share from acquisition-related costs, the California litigation and environmental expense provisions, respectively. Currency translation rate changes decreased diluted net income per share in the first nine months by $.21 per share.
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

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$576,438	$354,027	$1,292,678	$1,007,758
Interest expense	85,282	92,281	265,474	277,335
Income taxes	133,395	61,926	391,710	249,867
Depreciation	65,209	67,381	194,957	211,514
Amortization	77,548	80,077	234,400	239,019
EBITDA	$937,872	$655,692	$2,379,219	$1,985,493

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

Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the third quarter ended September 30, 2019, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	100,000	$509.46	100,000	8,950,000
Employee transactions (2)	3,583	$465.22		N/A

August 1 - August 31
Share repurchase program (1)	150,000	$508.83	150,000	8,800,000
Employee transactions (2)				N/A

September 1 - September 30
Share repurchase program (1)				8,800,000
Employee transactions (2)	2,802	$545.48		N/A
Total
Share repurchase program (1)	250,000	$509.08	250,000	8,800,000
Employee transactions (2)	6,385	$500.44		N/A

(1)
Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at September 30, 2019 to purchase 8,800,000 shares.

(2)	Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
During the nine months ended September 30, 2019, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory, tax compliance and other advisory services.

Item 6. Exhibits.

4.1
Thirteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated August 26, 2019 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

4.2
Fourteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated August 26, 2019 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

10.1*
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 22, 2019	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

October 22, 2019	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer