Form 10-K
period 2019-12-31
SHERWIN WILLIAMS CO
filed 2020-02-21
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY
(Exact name of registrant as specified in its charter)

Ohio		34-0526850
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
101 West Prospect Avenue
Cleveland,	Ohio	44115-1075
(Address of principal executive offices)		(Zip Code)
(216) 566-2000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $1.00	SHW	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
At January 31, 2020, 92,227,704 shares of common stock were outstanding, net of treasury shares. The aggregate market value of common stock held by non-affiliates of the Registrant at June 28, 2019 was $42,201,407,338 (computed by reference to the price at which the common stock was last sold on such date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2020 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2019 are incorporated by reference into Part III of this report.

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
Available Information
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. You may access these documents on our Investor Relations website, investors.sherwin-williams.com.
We also make available free of charge on our website our Corporate Governance Guidelines, our Director Independence Standards, our Code of Conduct and the charters of our Audit Committee, our Compensation and Management Development Committee and our Nominating and Corporate Governance Committee. You may access these documents on our Investor Relations website, investors.sherwin-williams.com.
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Accounting Standards Codification (ASC). The Company has three reportable operating segments: The Americas Group, Consumer Brands Group and Performance Coatings Group (individually, a "Reportable Segment" and collectively, the “Reportable Segments”). Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see Note 21 to the Consolidated Financial Statements in Item 8.
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on profit or loss before income taxes and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in Item 8.
The Americas Group
The Americas Group consisted of 4,758 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2019. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. The Americas Group company-operated stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. In addition to our stores in the Latin America region, The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. At December 31, 2019, The Americas Group consisted of operations from subsidiaries in 10 foreign countries. During 2019, this segment opened 62 net new stores, consisting of 94 new stores opened (83 in the United States, 7 in Canada, and 4 in South America) and 32 stores closed (6 in the United States, 17 in South America and 9 in Mexico). In 2018 and 2017, this segment opened 76 and 101 net new stores, respectively. The CODM uses discrete financial information about The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.

Consumer Brands Group
The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in Australia, New Zealand, China and Europe. The Consumer Brands Group also supports the Company's other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 57% of the total sales of the Consumer Brands Group in 2019 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2019, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 6 foreign countries, including company-operated outlets in Australia and New Zealand. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 281 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2019, this segment opened 3 new branches and closed 4 branches for a net decrease of 1 branch. At December 31, 2019, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 45 foreign countries. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
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
Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2020. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see the “Financial Condition, Liquidity and Cash Flow” section in Item 7.

Trademarks and Trade Names
Customer recognition of our trademarks and trade names collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.

•
The Americas Group: Sherwin-Williams®, Cashmere®, Colorgin®, Duration®, Emerald®, Harmony®, Kem Tone®, Loxon®, Metalatex®, Novacor®, Paint Shield®, ProClassic®, ProIndustrial™, ProMar®, SuperDeck®, SuperPaint®, Woodscapes®

•
Consumer Brands Group: Cabot®, Duckback®, Dupli-Color®, Dutch Boy®, Geocel®, HGTV HOME® by Sherwin-Williams, Huarun®, Krylon®, Minwax®, Pratt & Lambert®, Purdy®, Ronseal®, Solver®, Thompson’s® WaterSeal®, Valspar®, Wattyl®, White Lightning®

•
Performance Coatings Group: Sherwin-Williams®, Acrolon®, AcromaPro®, ATX®, AWX Performance Plus™, DeBeer®, Dimension®, Duraspar®, EcoDex®, Envirolastic®, Euronavy®, Excelo®, EzDex®, Fastline®, Firetex®, Fluropon®, Heat-Flex®, House of Kolor®, Huarun®, Kem Aqua®, Lazzuril®, Macropoxy®, Martin Senour®, ML Campbell®, Perma-Clad®, Planet Color®, Polane®, Powdura®, Sayerlack®, Sher-Wood®, Sumaré®, Ultra™, ValPure® , Valspar®

Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, The Americas Group and the Performance Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2020.
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
Employees
We employed 61,111 persons at December 31, 2019.
Environmental Compliance
For additional information regarding environmental-related matters, see Notes 1, 10 and 18 to the Consolidated Financial Statements in Item 8.
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

•	adverse weather conditions or impacts of climate change, natural disasters and public health crises.
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
Our business is sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide may reduce the demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, business disruptions due to cybersecurity incidents, terrorist activity, armed conflict, war, public health crises, fires or other natural disasters, and other economic factors could also adversely affect demand for some of our products, availability and cost of raw materials and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.

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
Although interest rates remain low by historical standards, any increase may adversely affect the demand for new residential homes, existing home turnover and new non-residential construction. A worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
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
We purchase raw materials (including titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs and adverse weather conditions, including hurricanes, and other natural disasters can disrupt raw material and fuel supplies and increase our costs. In addition, environmental and social regulations, including regulations related to climate change, may negatively impact us or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene, as well as metal and plastic packaging. The cost of raw materials and energy has in the past experienced, and likely will in the future continue to experience, periods of volatility.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution network. During 2019, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.
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
At December 31, 2019, we had total debt of approximately $8.7 billion, which is a decrease of $658.5 million since December 31, 2018. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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
Net external sales of our consolidated foreign subsidiaries totaled approximately 20.6%, 23.0% and 19.8% of our total consolidated net sales in 2019, 2018 and 2017, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. In addition, public health crises (including viral outbreaks, such as the coronavirus) in foreign jurisdictions may temporarily reduce the demand for some of our products and adversely affect the availability and cost of raw materials. Our inability to successfully manage the risks and uncertainties relating to any of these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
Due to the international scope of our operations, changes in government policies on foreign trade and investment may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, which may include the United States-Mexico-Canada Agreement, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.
Additionally, the results of the United Kingdom’s referendum on European Union membership, which resulted in the United Kingdom's exit from the European Union on January 31, 2020, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the European Union will be, it is possible there will be greater restrictions on imports and exports between the United Kingdom and the European Union and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.
Fluctuations in foreign currency exchange rates could adversely affect our results of operations, cash flow, liquidity or financial condition.
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Euro, the Chinese yuan, the Brazilian real, the Canadian dollar, the British pound, the Mexican peso, the Australian dollar and the Argentine peso, each against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition.
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
We discuss risks and uncertainties with regard to taxes in more detail in Note 19 to the Consolidated Financial Statements in Item 8.
Adverse weather conditions or impacts of climate change and natural disasters may temporarily reduce the demand for some of our products and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions or impacts of climate change and natural disasters have had or may have an adverse effect on our sales of paint, coatings and related products. In addition, unusually cold and rainy weather could have an adverse effect on sales of our exterior paint products. An adverse effect on sales may cause a reduction in our earnings or cash flow.
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
As part of our business, we collect, process, and retain sensitive and confidential personal information about our customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party suppliers and vendors with which we do business, may be vulnerable to security breaches, cyber attacks, acts of vandalism or misconduct, computer viruses, ransomware, misplaced or lost data, programming and/or human errors or other similar events or intrusions. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether caused by us, an unknown third party, or the retailers, dealers, licensees or other third-party suppliers and vendors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. As cyber security threats evolve in sophistication and become more prevalent in numerous industries worldwide, we continue to increase our sensitivity and attention to these threats, seek additional investments and resources to address these threats and enhance the security of our facilities and systems and strengthen our controls and procedures implemented to monitor and mitigate these threats. The domestic and international regulatory environment related to information security, data collection and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business. Compliance with these requirements, including the European Union's General Data Protection Regulation and other domestic and international regulations, could result in additional costs and changes to our business practices.
Moreover, we rely heavily on computer systems to manage and operate our business, record and process transactions, and manage, support and communicate with our employees, customers, suppliers and other vendors. Computer systems are important to production planning, manufacturing, finance, company operations and customer service, among other business-critical processes. Despite efforts to prevent disruptions to our computer systems, our systems may be affected by damage or interruption from, among other causes, power outages, system failures, computer viruses and other intrusions, including ransomware and other cyber attacks. Computer hardware and storage equipment that is integral to efficient operations, such as email, telephone and other functionality, is concentrated in certain physical locations in the various continents in which we operate. Additionally, we rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors. If these third-party vendors, as well as our suppliers and other vendors, experience security breaches, cyber attacks, computer viruses, ransomware or other similar events or intrusions, our business may be adversely affected and such events or intrusions may have a material adverse effect on our business, results of operations and financial condition.
We are required to comply with numerous complex and increasingly stringent domestic and foreign health, safety and environmental laws and regulations, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.
Our operations are subject to various domestic and foreign health, safety and environmental laws and regulations, including laws and regulations related to climate change. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. We expect health, safety and environmental laws and regulations to impose increasingly stringent requirements upon our industry and us in the future. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites, as well as a number of third-party sites, for which our ultimate liability may exceed the current amount we have accrued.
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail in the "Environmental Matters" and "Environmental-Related Liabilities" sections in Item 7 and in Note 10 to the Consolidated Financial Statements in Item 8.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect any legislation and/or administrative regulations may have on the litigation or against us. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the litigation in California, we have not accrued any amounts for such litigation because we do not believe it is probable that a loss has occurred, and we believe it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. In the event any significant liability is determined to be attributable to us relating to such litigation, or any such liability is higher than any amount currently accrued for such litigation, the recording of the liability, or additional liability, as applicable, may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail in Note 11 to the Consolidated Financial Statements in Item 8.
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

	Manufacturing			Distribution
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Asia	1	5	6	1	3	4
Australia and New Zealand		3	3	1	4	5
Canada	1	2	3	1		1
Europe	1	3	4	2	3	5
Jamaica		1	1		1	1
Latin America	3	6	9	4	5	9
United States	5	29	34	8	3	11
Total	11	49	60	17	19	36

Performance Coatings Group
Africa		1	1		1	1
Asia	2	5	7	2	4	6
Europe	5	20	25	5	13	18
Latin America		5	5	1	7	8
United States	1	9	10	1	9	10
Total	8	40	48	9	34	43
The operations of The Americas Group included one manufacturing and distribution facility in Uruguay and 4,758 company-operated specialty paint stores, of which 217 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia, Uruguay, Brazil, Chile, Peru, Mexico, Ecuador and Barbados at December 31, 2019. These paint stores are divided into six separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2019:

•	the Mid Western Division operated 1,125 paint stores primarily located in the midwestern and upper west coast states;

•	the Eastern Division operated 879 paint stores along the upper east coast and New England states;

•	the Canada Division operated 248 paint stores throughout Canada;

•
the Southeastern Division operated 1,143 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados;

•	the South Western Division operated 1,043 paint stores in the central plains and the lower west coast states; and

•	the Latin America Division operated 320 paint stores in Uruguay, Brazil, Chile, Peru, Mexico and Ecuador.
During 2019, The Americas Group opened 62 net new stores, consisting of 94 new stores opened (83 in the United States, 7 in Canada, and 4 in South America) and 32 stores closed (6 in the United States, 17 in South America and 9 in Mexico).
The Performance Coatings Group operated 221 branches in the United States, of which 8 were owned, at December 31, 2019. The Performance Coatings Group also operated 60 branches internationally, of which 6 were owned, at December 31, 2019, consisting of branches in Canada (21), Europe (16), Chile (11), Mexico (5), Peru (4) and Vietnam (3). During 2019, this segment opened 3 new branches and closed 4 branches for a net decrease of 1 branch.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 9 to the Consolidated Financial Statements in Item 8.

ITEM 3.    LEGAL PROCEEDINGS
As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, the Company received a letter dated September 26, 2018 from the South Coast Air Quality Management District (“SCAQMD”) in California alleging excess emissions from non-compliant coatings and seeking a proposed penalty of approximately $1.5 million. Settlement discussions regarding this matter have been unsuccessful to date, and SCAQMD filed a civil Complaint against the Company on November 30, 2018 in the Superior Court of California seeking civil penalties, costs and injunctive relief including an initial demand of $30 million. The Company disputes the allegations in the Complaint and intends to vigorously defend this matter, if a mutually agreeable settlement cannot be reached.
In addition, as previously disclosed in the Company’s Form 10-Q for the quarterly period ended June 30, 2019, on April 4, 2019, SCAQMD notified the Company of its position that the Company was engaging in non-compliant sales of denatured alcohol. The letter requested information regarding the Company’s sales of denatured alcohol and invited the Company to participate in settlement discussions to resolve the matter. SCAQMD then issued an additional information request regarding denatured alcohol and other products.
The Company and SCAQMD are involved in discussions to resolve the aforementioned matters cooperatively and efficiently.
For information regarding other environmental-related matters and other legal proceedings, see Notes 1, 10, 11 and 18 to the Consolidated Financial Statements in Item 8. The information contained in Note 11 to the Consolidated Financial Statements is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is the name, age and present position of each of our executive officers and all persons chosen to become executive officers, as well as all prior positions held by each person during the last five years. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Present Position
John G. Morikis	56	Chairman and Chief Executive Officer, Director
David B. Sewell	51	President and Chief Operating Officer
Allen J. Mistysyn	51	Senior Vice President - Finance and Chief Financial Officer
Jane M. Cronin	52	Senior Vice President - Corporate Controller
Mary L. Garceau	47	Senior Vice President, General Counsel and Secretary
Thomas P. Gilligan	59	Senior Vice President - Human Resources
James R. Jaye	53	Senior Vice President - Investor Relations and Corporate Communications
Joel D. Baxter	59	President & General Manager, Global Supply Chain Division, Consumer Brands Group
Aaron M. Erter	46	President, Performance Coatings Group
Peter J. Ippolito	55	President, The Americas Group
Mr. Morikis has served as Chairman since January 2017 and Chief Executive Officer since January 2016. Mr. Morikis served as President from October 2006 to March 2019 and Chief Operating Officer from October 2006 to January 2016. Mr. Morikis has served as a Director since October 2015 and has been employed with the Company since December 1984.
Mr. Sewell has served as President and Chief Operating Officer since March 2019. Mr. Sewell served as President, Performance Coatings Group from August 2014 to March 2019. Mr. Sewell has been employed with the Company since February 2007.
Mr. Mistysyn has served as Senior Vice President - Finance and Chief Financial Officer since January 2017. Mr. Mistysyn served as Senior Vice President - Finance from October 2016 to January 2017 and Senior Vice President - Corporate Controller from October 2014 to October 2016. Mr. Mistysyn has been employed with the Company since June 1990.

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
Mr. Gilligan has served as Senior Vice President - Human Resources since January 2016. Mr. Gilligan served as Senior Vice President, Human Resources, The Americas Group from August 2014 to January 2016. Mr. Gilligan has been employed with the Company since October 1983.
Mr. Jaye has served as Senior Vice President - Investor Relations and Corporate Communications since June 2019. Mr. Jaye served as Vice President - Investor Relations from October 2017 to June 2019. Prior to joining the Company, Mr. Jaye served as Senior Director, Communications and Investor Relations at Nordson Corporation, manufacturer of dispensing products and systems, from October 2007 to October 2017. Mr. Jaye has been employed with the Company since October 2017.
Mr. Baxter has served as President & General Manager, Global Supply Chain Division, Consumer Brands Group since September 2008. Mr. Baxter has been employed with the Company since September 1990.
Mr. Erter has served as President, Performance Coatings Group since March 2019. Mr. Erter served as President, Consumer Brands Group from August 2017 to March 2019 and President & General Manager, Consumer Division, Consumer Brands Group from June 2017 to August 2017. Prior to joining the Company in connection with the acquisition of The Valspar Corporation, Mr. Erter served as Senior Vice President of Valspar from December 2015 to June 2017 and Vice President and General Manager, North America of Valspar from November 2011 to December 2015. Mr. Erter has been employed with the Company since June 2017.
Mr. Ippolito has served as President, The Americas Group since January 2018. Mr. Ippolito served as President & General Manager, Mid Western Division, The Americas Group from November 2010 to January 2018. Mr. Ippolito has been employed with the Company since May 1986.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2020 was 5,656. The information with respect to securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (1)	250,000	$576.00	250,000	8,550,000
Employee transactions (2)	759	$562.89		N/A

November 1 – November 30
Share repurchase program (1)	75,000	$569.25	75,000	8,475,000
Employee transactions (2)	1,282	$593.83		N/A

December 1 – December 31
Share repurchase program (1)	25,000	$574.63	25,000	8,450,000
Employee transactions (2)	657	$577.32		N/A
Total
Share repurchase program (1)	350,000	$574.46	350,000	8,450,000
Employee transactions (2)	2,698	$581.11		N/A

(1)
All shares are purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at December 31, 2019 to purchase 8,450,000 shares.

(2)	All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Comparison of Cumulative Total Return
The following graph compares the cumulative total shareholder return on Sherwin-Williams common stock with the cumulative five-year total return of the companies listed on the Standard & Poor's 500 Stock Index and a peer group of companies selected on a line-of-business basis. The cumulative five-year total return assumes $100 was invested on December 31, 2014 in Sherwin-Williams common stock, the S&P 500 and the peer group. The cumulative five-year total return, including reinvestment of dividends, represents the cumulative value through December 31, 2019.
Peer group of companies comprised of the following: Akzo Nobel N.V., BASF SE, Genuine Parts Company, H.B. Fuller Company, The Home Depot, Inc., Lowe's Companies, Inc., Masco Corporation, Newell Brands Inc., PPG Industries, Inc., RPM International Inc., Stanley Black & Decker Inc. and USG Corporation (included through April 2019 when it was acquired by Gebr. Knauf KG).

ITEM 6. SELECTED FINANCIAL DATA

(millions of dollars, except per common share data)	2019	2018	2017 (1)	2016	2015
Operations
Net sales	$17,900.8	$17,534.5	$14,983.8	$11,855.6	$11,339.3
Cost of goods sold	9,864.7	10,115.9	8,265.0	5,934.3	5,779.7
Selling, general and administrative expenses	5,274.9	5,033.8	4,797.6	4,140.3	3,885.7
Amortization	312.8	318.1	206.8	25.4	28.2
Interest expense	349.3	366.7	263.5	154.1	61.8
Income from continuing operations before income taxes (2)	1,981.8	1,359.7	1,469.3	1,595.2	1,549.0
Net income from continuing operations (3)	1,541.3	1,108.7	1,769.5	1,132.7	1,053.8

Financial Position
Accounts receivable - net	$2,088.9	$2,018.8	$2,104.6	$1,231.0	$1,114.3
Inventories	1,889.6	1,815.3	1,742.5	1,068.3	1,018.5
Working capital - net	109.8	46.8	419.8	798.1	515.2
Property, plant and equipment - net	1,835.2	1,776.8	1,877.1	1,095.9	1,041.8
Total assets (4)	20,496.2	19,134.3	19,899.5	6,752.5	5,778.9
Long-term debt	8,050.7	8,708.1	9,885.7	1,211.3	1,907.3
Total debt	8,685.2	9,343.7	10,520.6	1,952.5	1,950.0
Shareholders’ equity	4,123.3	3,730.7	3,647.9	1,878.4	867.7

Per Share Information
Average shares outstanding - diluted (thousands)	93,447	94,988	94,927	94,488	94,543
Book value	$44.75	$40.07	$38.86	$20.20	$9.41
Net income from continuing operations - diluted (5)	16.49	11.67	18.64	11.99	11.15
Cash dividends	4.52	3.44	3.40	3.36	2.68

Financial Ratios
Return on sales	8.6%		6.3%		11.8%		9.6%		9.3%
Asset turnover	0.9	x	0.9	x	0.8	x	1.8	x	2.0	x
Return on assets	7.5%		5.8%		8.9%		16.8%		18.2%
Return on equity (6)	41.3%		30.4%		94.2%		130.5%		105.8%
Dividend payout ratio (7)	38.7%		18.5%		28.4%		30.1%		30.6%
Total debt to capitalization	67.8%		71.5%		74.3%		51.0%		69.2%
Current ratio	1.0		1.0		1.1		1.3		1.2
Interest coverage (8)	6.7	x	4.7	x	6.6	x	11.4	x	26.1	x
Net working capital to sales	0.6%		0.3%		2.8%		6.7%		4.5%
Effective income tax rate (9)	22.2%		18.5%		25.1%		29.0%		32.0%

General
Earnings before interest, taxes, depreciation and amortization (EBITDA) (10)	$2,906.0	$2,322.7	$2,224.6	$1,946.8	$1,809.3
Capital expenditures	328.9	251.0	222.8	239.0	234.3
Total technical expenditures (11)	224.6	253.9	215.7	153.3	150.4
Advertising expenditures	355.2	357.8	374.1	351.0	338.2
Repairs and maintenance	135.8	131.7	115.8	99.5	98.7
Depreciation	262.1	278.2	285.0	172.1	170.3
Shareholders of record (total count)	5,659	6,244	6,470	6,787	6,987
Number of employees (total count)	61,111	59,740	59,257	49,054	46,911
Sales per employee (thousands of dollars)	$293	$294	$253	$242	$242
Sales per dollar of assets	0.87	0.92	0.75	1.76	1.96

(1)	2017 includes Valspar financial results since June 1, 2017.

(2)
2019 includes acquisition-related costs of $389.3 million, non-cash trademark impairment charges of $122.1 million, domestic pension plan settlement expense of $32.4 million, as well as a Brazil indirect tax credit of $50.8 million and a benefit from the resolution of the California litigation of $34.7 million. 2018 includes acquisition-related costs of $484.4 million, environmental expense provisions of $167.6 million, California litigation expense of $136.3 million and domestic pension plan settlement expense of $37.6 million. 2017 includes acquisition-related costs of $488.6 million.

(3)
2019 includes after-tax acquisition-related costs of $299.6 million, after-tax trademark impairment charges of $93.1 million, tax credit investment loss of $74.3 million and after-tax domestic pension settlement expense of $25.0 million, partially offset by an after-tax Brazil indirect tax credit of $33.3 million and after-tax benefit from the resolution of the California litigation of $26.1 million. 2018 includes after-tax acquisition-related costs of $394.4 million, after-tax environmental expense provisions of $126.1 million, after-tax California litigation expense of $103.4 million and after-tax domestic pension plan settlement expense of $28.3 million. 2017 includes a one-time income tax benefit of $668.8 million from deferred income tax reductions resulting from the Tax Act (see Note 19 of Item 8) and includes after-tax acquisition-related costs of $329.4 million.

(4)
Total assets at December 31, 2019 includes operating lease right-of-use assets due to the adoption of ASU 2016-02, "Leases", effective January 1, 2019. See Note 2 to the Consolidated Financial Statements in Item 8.

(5)
2019 includes charges of $3.21 per share for acquisition-related costs, $1.00 per share for non-cash trademark impairment charges, a tax credit investment loss of $0.79 per share and domestic pension plan settlement expense of $0.27 per share, partially offset by a Brazil indirect tax credit of $0.36 per share and a benefit from the resolution of the California litigation of $0.28 per share. 2018 includes charges of $4.15 per share for acquisition-related costs, $1.32 per share for environmental expense provisions, $1.09 per share for California litigation expense and $0.30 per share for domestic pension settlement expense. 2017 includes a one-time benefit of $7.04 per share from deferred income tax reductions resulting from the Tax Act (see Note 19 of Item 8) and a charge of $3.47 per share for acquisition-related costs.

(6)	Based on net income and shareholders' equity at beginning of year.

(7)	Based on cash dividends per common share and prior year's diluted net income per common share.

(8)	Ratio of income from continuing operations before income taxes and interest expense to interest expense.

(9)	Based on income from continuing operations before income taxes. 2017 excludes impact of one-time income tax benefit primarily related to Tax Cuts and Jobs Act.

(10)
EBITDA is a non-GAAP measure which management believes enhances the understanding of the Company's operating performance. See the Non-GAAP Financial Measures section within this Item 6 for additional information.

(11)	See Note 1 to the Consolidated Financial Statements in Item 8 for additional information.

Non-GAAP Financial Measures
Management utilizes certain financial measures that are not in accordance with U.S. generally accepted accounting principles (US GAAP) to analyze and manage the performance of the business. The required disclosures for these non-GAAP measures are shown below. The Company provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate the Company's operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with US GAAP.
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income from continuing operations before income taxes and interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that excludes the Valspar acquisition and other adjustments. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company's EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to Net income or Net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of Net income and Net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows in Item 8.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the years indicated below:

(millions of dollars)	Year Ended December 31,
	2019	2018
Net income from continuing operations	$1,541.3	$1,108.7
Interest expense	349.3	366.7
Income taxes	440.5	251.0
Depreciation	262.1	278.2
Amortization	312.8	318.1
EBITDA from continuing operations	2,906.0	2,322.7
Trademark impairment	122.1
Brazil indirect tax credit	(50.8)
California litigation expense	(34.7)	136.3
Domestic pension plan settlement expense	32.4	37.6
Environmental expense provision		167.6
Integration costs	81.8	157.7
Adjusted EBITDA	$3,056.8	$2,821.9
Free Cash Flow
Free Cash Flow is a non-GAAP financial measure defined as Net operating cash, as shown in the Statements of Consolidated Cash Flows, less the amount reinvested in the business for Capital expenditures and the return of investment to its shareholders by the payment of cash dividends. Management considers Free Cash Flow to be a useful tool in its determination of appropriate uses of the Company’s Net operating cash. The reader is cautioned that the Free Cash Flow measure should not be compared to other entities unknowingly as it may not be comparable, and it does not consider certain non-discretionary cash flows, such as mandatory debt and interest payments. The amount shown below should not be considered an alternative to Net operating cash or other cash flow amounts provided in accordance with US GAAP as disclosed in the Statements of Consolidated Cash Flows in Item 8.
The following table summarizes Free Cash Flow as calculated by management for the years indicated below:

(millions of dollars)	Year Ended December 31,
	2019	2018
Net operating cash	$2,321.3	$1,943.7
Capital expenditures	(328.9)	(251.0)
Cash dividends	(420.8)	(322.9)
Free cash flow	$1,571.6	$1,369.8

Adjusted Diluted Net Income Per Share
Management of the Company believes that investors' understanding of the Company's operating performance is enhanced by the disclosure of diluted net income per share excluding Valspar acquisition-related costs and other adjustments. This adjusted earnings per share measurement is not in accordance with US GAAP. It should not be considered a substitute for earnings per share in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile diluted net income per share computed in accordance with US GAAP to adjusted diluted net income per share.

	Year Ended
	December 31, 2019
	Pre-Tax	Tax Effect (3)	After-Tax
Diluted net income per share			$16.49

Trademark impairment	$1.31	$.31	1.00
Brazil indirect tax credit	(.54)	(.18)	(.36)
California litigation expense provision reduction	(.37)	(.09)	(.28)
Tax credit investment loss		(.79)	.79
Domestic pension plan settlement expense	.35	.08	.27
Total other adjustments	.75	(.67)	1.42

Integration costs (1)	.88	.19	.69
Acquisition-related amortization expense (2)	3.29	.77	2.52
Total acquisition-related costs	$4.17	$.96	3.21

Adjusted diluted net income per share			$21.12

	Year Ended
	December 31, 2018
	Pre-Tax	Tax Effect (3)	After-Tax
Diluted net income per share			$11.67

California litigation expense	$1.44	$.35	1.09
Environmental expense provision	1.75	.43	1.32
Domestic pension plan settlement expense	.40	.10	.30
Total other adjustments	3.59	.88	2.71

Integration costs (1)	1.65	.10	1.55
Acquisition-related amortization expense (2)	3.44	.84	2.60
Total acquisition-related costs	$5.09	$.94	4.15

Adjusted diluted net income per share			$18.53

(1)
Integration costs consist primarily of professional service expenses, salaries and other employee-related expenses dedicated directly to the integration effort, and severance expense. These costs are included in Selling, general and administrative and other expenses and Cost of goods sold.

(2)	Acquisition-related amortization expense consists primarily of the amortization of intangible assets related to the Valspar acquisition and is included in Amortization.

(3)	The tax effect is calculated based on the statutory rate and the nature of the item, unless otherwise noted.

Adjusted Segment Profit
Management of the Company believes that investors' understanding of the Company's operating performance is enhanced by the disclosure of segment profit excluding Valspar acquisition-related costs and other adjustments. This adjusted segment profit measurement is not in accordance with US GAAP. It should not be considered a substitute for segment profit in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies. The following tables reconcile segment profit computed in accordance with US GAAP to adjusted segment profit.

	Year Ended December 31, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$10,171.9	$2,676.8	$5,049.2	$2.9	$17,900.8

Income before income taxes	$2,056.5	$373.2	$379.1	$(827.0)	$1,981.8
as a % of Net external sales	20.2%	13.9%	7.5%		11.1%

Trademark impairment		5.1	117.0		122.1
Brazil indirect tax credit				(50.8)	(50.8)
California litigation expense provision reduction				(34.7)	(34.7)
Domestic pension plan settlement expense				32.4	32.4
Total other adjustments	—	5.1	117.0	(53.1)	69.0

Integration costs (1)				81.8	81.8
Acquisition-related amortization expense (2)		91.2	215.5	0.8	307.5
Total acquisition-related costs	—	91.2	215.5	82.6	389.3

Adjusted segment profit	$2,056.5	$469.5	$711.6	$(797.5)	$2,440.1
as a % of Net external sales	20.2%	17.5%	14.1%		13.6%

	Year Ended December 31, 2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$9,625.1	$2,739.1	$5,166.4	$3.9	$17,534.5

Income before income taxes	$1,898.4	$261.1	$452.1	$(1,251.9)	$1,359.7
as a % of Net external sales	19.7%	9.5%	8.8%		7.8%

California litigation expense				136.3	136.3
Environmental expense provision				167.6	167.6
Domestic pension plan settlement expense				37.6	37.6
Total other adjustments	—	—	—	341.5	341.5

Integration costs (1)				157.7	157.7
Acquisition-related amortization expense (2)		110.9	215.8		326.7
Total acquisition-related costs	—	110.9	215.8	157.7	484.4

Adjusted segment profit	$1,898.4	$372.0	$667.9	$(752.7)	$2,185.6
as a % of Net external sales	19.7%	13.6%	12.9%		12.5%

(1)
Integration costs consist primarily of professional service expenses, salaries and other employee-related expenses dedicated directly to the integration effort, and severance expense. These costs are included in Selling, general and administrative and other expenses and Cost of goods sold.

(2)	Acquisition-related amortization expense consists primarily of the amortization of intangible assets related to the Valspar acquisition and is included in Amortization.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except as noted and per share data)
Company Background
The Sherwin-Williams Company, founded in 1866, and its consolidated wholly owned subsidiaries (collectively, the Company) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region and throughout Europe, Asia and Australia.
The Company is structured into three reportable segments – The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) – and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Notes 3 and 21 to the Consolidated Financial Statements in Item 8 for additional information regarding the Valspar acquisition and the Company's Reportable Segments, respectively.
RESULTS OF OPERATIONS
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the years ended December 31, 2019 and 2018. For comparisons of the years ended December 31, 2018 and 2017, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 22, 2019.

	Year Ended December 31,
	2019	2018	% Change
Net Sales:
The Americas Group	$10,171.9	$9,625.1	5.7%
Consumer Brands Group	2,676.8	2,739.1	(2.3)%
Performance Coatings Group	5,049.2	5,166.4	(2.3)%
Administrative	2.9	3.9	(25.6)%
Total	$17,900.8	$17,534.5	2.1%
Consolidated net sales for 2019 increased due primarily to higher paint sales volume in The Americas Group and selling price increases. Currency translation rate changes decreased 2019 consolidated net sales by 1.4%. Net sales of all consolidated foreign subsidiaries decreased 8.7% to $3.679 billion for 2019 versus $4.028 billion for 2018 due primarily to industrial market softness and macroeconomic pressures in China and Australia. Net sales of all operations other than consolidated foreign subsidiaries increased 5.3% to $14.222 billion for 2019 versus $13.507 billion for 2018.
Net sales in The Americas Group increased due primarily to higher paint sales volume across most end market segments and selling price increases. Net sales from stores in U.S. and Canada open for more than twelve calendar months increased 5.3% in the year over last year's comparable period. Currency translation rate changes reduced net sales by 0.9% compared to 2018. During 2019, The Americas Group opened 94 new stores and closed 32 redundant locations for a net increase of 62 stores, increasing the total number of stores in operation at December 31, 2019 to 4,758 in the United States, Canada, Latin America and the Caribbean. The Americas Group’s objective is to expand its store base an average of 2% each year, primarily through internal growth. Sales of products other than paint increased approximately 5.9% over last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in 2019 primarily due to the divestiture of the Guardsman insurance business and lower sales outside of North America in some end markets, partially offset by selling price increases and higher volume sales to some of the group's retail customers. In 2020, the Consumer Brands Group plans to continue promotions of new and existing products and expand its customer base and product assortment at existing customers.
The Performance Coatings Group’s net sales in 2019 decreased due primarily to softer sales outside of North America and unfavorable currency translation rate changes, partially offset by selling price increases. Currency translation rate changes decreased net sales 2.3% compared to 2018. In 2019, the Performance Coatings Group opened 3 new branches and closed 4 locations decreasing the total from 282 to 281 branches open in the United States, Canada, Mexico, South America, Europe and Asia at

year-end. In 2020, the Performance Coatings Group plans to continue expanding its worldwide presence and improving its customer base.
Net sales in the Administrative segment, which primarily consists of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in 2019.
Consolidated gross profit increased $617.5 million in 2019 compared to the same period in 2018. Consolidated gross profit as a percent to consolidated net sales increased to 44.9% in 2019 from 42.3% in 2018. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores, selling price increases, improved supply chain efficiencies, moderating raw material costs, and lower acquisition-related amortization expense, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit for 2019 increased $384.2 million compared to the same period in 2018. The Americas Group's gross profit dollars and margin improved as a result of higher paint sales volume, selling price increases and moderating raw material costs. The Consumer Brands Group’s gross profit increased $125.5 million in 2019 compared to the same period in 2018. The Consumer Brands Group's gross profit dollars and margin improved due primarily to improved supply chain efficiencies, synergies, moderating raw material costs, and lower acquisition-related depreciation expense, partially offset by lower paint sales volume. The Performance Coatings Group’s gross profit for 2019 increased $51.3 million compared to the same period in 2018. The Performance Coatings Group's gross profit dollars and margin improved due primarily to selling price increases and moderating raw material costs, partially offset by unfavorable currency translation rate changes.
Consolidated SG&A increased by $241.1 million due primarily to increased expenses to support higher sales levels and net new store openings, partially offset by good cost control. SG&A increased as a percent of sales to 29.5% in 2019 from 28.7% in 2018 as a result of softer sales outside of North America. The Americas Group's SG&A increased $196.7 million for the year due primarily to increased spending due to the number of new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A increased by $12.7 million for the year primarily due to increased expenses to support new customer programs. The Performance Coatings Group’s SG&A decreased by $0.9 million for the year related to softer sales outside of North America. The Administrative segment’s SG&A increased $32.6 million primarily due to increased investments in information systems and increased compensation, including stock-based compensation.
Other general expense - net decreased $150.0 million in 2019 compared to 2018. The decrease was mainly caused by a decrease of $147.6 million in the Administrative segment, which was primarily attributable to a decrease in expense recognized related to provisions for environmental matters. The expense recognized related to environmental provisions decreased $153.3 million from the prior year. This decrease was the result of the Company reaching a series of agreements in 2018 with the Environmental Protection Agency for remediation plans with cost estimates at one of the Company's four major sites which required significant environmental provisions to be recorded. See Notes 10 and 18 to the Consolidated Financial Statements in Item 8 for additional information concerning environmental matters and Other general expense - net, respectively.
As required by the Goodwill and Other Intangibles Topic of the ASC, management performed an annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2019. During the fourth quarter of 2019, the Company recognized non-cash pre-tax impairment charges totaling $122.1 million related to recently acquired trademarks. These charges included impairments totaling $117.0 million in the Performance Coatings Group and $5.1 million in the Consumer Brands Group. In the Performance Coatings Group, $75.6 million related to trademarks in North America directly associated with strategic decisions made to rebrand industrial products to the Sherwin-Williams® brand name, $25.7 million related to trademarks in the Asia Pacific region as a direct result of recent performance which reduced the long-term forecasted net sales and $15.7 million related to other recently acquired trademarks in various regions. The impairment tests in 2018 did not result in any impairment. See Note 6 to the Consolidated Financial Statements in Item 8 for additional information.
Interest expense decreased $17.4 million in 2019 primarily due to lower average debt levels. Interest and net investment income increased $20.7 million in 2019 including an $18.8 million gain recognized during the fourth quarter of 2019 after the Company received a favorable court decision in Brazil related to the recovery of certain indirect taxes previously paid over gross sales. See Note 18 to the Consolidated Financial Statements in Item 8 for additional information on the Brazil indirect tax matter.
During 2019, the Company recognized a $34.7 million benefit from the resolution of the California public nuisance litigation as a result of the final court approved agreement issued during the third quarter of 2019. During the third quarter of 2018, the Company recognized expense of $136.3 million related to the California litigation. See Note 11 to the Consolidated Financial Statements in Item 8 for additional information related to the litigation.
Other expense (income) - net decreased by $3.4 million in 2019 compared to 2018. This change was primarily attributable to a $38.7 million gain related to the recognition of indirect tax credits partially offset by $14.8 million in losses related to the extinguishment of the 2.25% and 2.75% Senior Notes recorded in the Administrative segment and an increase of $13.6 million related to pension plan settlement and other miscellaneous pension expenses. In addition, foreign currency related transaction losses increased $12.2 million in 2019, primarily in The Americas Group and Performance Coatings Group, which were offset by other miscellaneous sources of income, including dividend and royalty income. There were no other items within Other income or Other expense that were individually significant at December 31, 2019. See Notes 7, 8 and 18 to the Consolidated Financial Statements in Item 8 for additional information related to debt, pensions and Other expense (income) - net, respectively.

	Year Ended December 31,
	2019	2018	% Change
Income Before Income Taxes:
The Americas Group	$2,056.5	$1,898.4	8.3%
Consumer Brands Group	373.2	261.1	42.9%
Performance Coatings Group	379.1	452.1	(16.1)%
Administrative	(827.0)	(1,251.9)	33.9%
Total	$1,981.8	$1,359.7	45.8%
Consolidated Income before income taxes in 2019 increased $622.1 million to $1.982 billion, or 11.1% of net sales, compared to $1.360 billion, or 7.8% of net sales in 2018. Income before income taxes increased $158.1 million and $112.1 million in The Americas Group and Consumer Brands Group, and decreased $73.0 million in the Performance Coatings Group when compared to 2018. In 2019, the Administrative segment expenses favorably impacted Income before income taxes by $424.9 million when compared to 2018 primarily due to lower expense recognized related to environmental matters, benefits from the resolution of the California litigation as well as a Brazil indirect tax credit, and decreased acquisition-related expenses.
The effective income tax rate for 2019 was 22.2% compared to 18.5% in 2018. The increase in the effective rate in 2019 was primarily due to a $74.3 million tax credit investment loss recognized during the second quarter of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds. This loss negatively impacted the 2019 effective tax rate by 370 basis points. See Note 19 to the Consolidated Financial Statements in Item 8 for additional information.
Diluted net income per share for 2019 increased to $16.49 per share from $11.67 per share for 2018. Diluted net income per share in 2019 included charges for acquisition-related costs of $3.21 per share and other adjustments totaling $1.42 per share. Acquisition-related costs include integration costs (which primarily consist of professional service expenses, salaries and other employee-related expenses dedicated directly to the integration effort, and severance expenses all of which are included in Selling, general and administrative and other expenses and Cost of goods sold) and amortization of intangible assets recognized in the June 2017 acquisition of Valspar (included in Amortization). Total other adjustments included charges of $1.00 per share for non-cash trademark impairment charges, a tax credit investment loss of $0.79 per share and pension plan settlement expense of $0.27 per share, partially offset by a Brazil indirect tax credit of $0.36 per share and a benefit from the resolution of the California litigation of $0.28 per share. Currency translation rate changes decreased diluted net income per share in the year by $0.18 per share. Diluted net income per share in 2018 included charges for acquisition-related costs of $4.15 per share and other adjustments totaling $2.71 per share. Total other adjustments in 2018 included charges of $1.32 per share for environmental expense provisions, $1.09 per share for California litigation expense and $0.30 per share for pension settlement expense.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong in 2019 as net operating cash increased to a record $2.321 billion primarily due to improved operating results as consolidated income from continuing operations before income taxes increased to $1.982 billion or 11.1% of net sales. Strong net operating cash provided the funds necessary for the Company to invest $406.2 million in capital expenditures and acquisitions of businesses, reduce total debt by $665.8 million and return $1.200 billion to shareholders in the form of cash dividends and share buybacks during the year.
During 2019, the Company generated EBITDA from continuing operations of $2.906 billion. See the Non-GAAP Financial Measures section in Item 6 for definition and calculation of EBITDA. As of December 31, 2019, the Company had cash and cash equivalents of $161.8 million and total debt outstanding of $8.685 billion.  Total debt, net of cash and cash equivalents, was $8.523 billion and was less than 3x the Company’s EBITDA in 2019.
Net Working Capital
Total current assets less Total current liabilities (net working capital) increased $63.0 million to a surplus of $109.8 million at December 31, 2019 from a surplus of $46.8 million at December 31, 2018. The net working capital increase is due to an increase in current assets, partially offset by an increase in current liabilities primarily attributable to the recognition of operating lease liabilities upon the adoption of the Leases Topic of the ASC (ASU 2016-02) as of January 1, 2019. Accounts receivable increased $70.1 million, inventories increased $74.3 million primarily due to intentional inventory build to better service customers, other current assets increased $136.5 million primarily related to refundable income taxes and the surplus assets transferred from the Company's terminated domestic defined benefit pension plan as discussed in the deferred pension and other assets section below. In addition to the increase in liabilities as a result of adopting ASU 2016-02, Accounts payable increased $76.9 million, partially offset by a decrease in the California litigation accrual of $124.3 million as a result of the terms of the settlement discussed in Note 11 of Item 8 and a decrease in Other accruals of $152.0 million due to timing of payments.
As a result of the net effect of these changes, the Company’s current ratio improved to 1.02 at December 31, 2019 from 1.01 at December 31, 2018. Accounts receivable as a percent of Net sales increased to 11.7% in 2019 from 11.5% in 2018. Accounts receivable days outstanding remained unchanged from 2018 at 61 days in 2019. In 2019, provisions for allowance for doubtful collection of accounts decreased $9.4 million, or 20.5%. Inventories as a percent of Net sales increased to 10.6% in 2019 from 10.4% in 2018 primarily to support future growth. Inventory days outstanding remained unchanged from 2018 at 81 days in 2019. The Company has sufficient total available borrowing capacity to fund its current operating needs.
Goodwill and Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in purchase business combinations, increased $48.1 million in 2019 primarily due to incremental goodwill recognized in 2019 acquisitions of $14.2 million and foreign currency translation rate fluctuations of $33.9 million. Intangible assets decreased $467.1 million in 2019 primarily due to amortization of finite-lived intangible assets of $312.8 million, impairment of indefinite-lived trademarks of $122.1 million, and foreign currency translation rate fluctuations of $70.4 million, partially offset by finite-lived intangible assets recognized in 2019 acquisitions of $34.9 million. See Note 6 to the Consolidated Financial Statements in Item 8 for a description of goodwill, identifiable intangible assets and asset impairments recognized in accordance with the Goodwill and Other Intangibles Topic of the ASC and summaries of the remaining carrying values of goodwill and intangible assets.
Deferred Pension and Other Assets
Deferred pension assets of $43.0 million at December 31, 2019 represent the excess of the fair value of assets over the actuarially determined projected benefit obligations. The decrease in Deferred pension assets during 2019 of $227.7 million from $270.7 million last year was primarily due to the termination of the Company's domestic defined benefit pension plan. See Note 8 to the Consolidated Financial Statements in Item 8 and the Defined Benefit Pension and Other Postretirement Benefit Plans section below.
Other assets decreased $22.6 million to $561.4 million at December 31, 2019 due primarily to a decrease in deferred tax assets.
Property, Plant and Equipment
Net property, plant and equipment increased $58.4 million to $1.835 billion at December 31, 2019 due primarily to capital expenditures of $328.9 million and assets acquired through business combinations of $16.8 million, partially offset by depreciation expense of $262.1 million and sale or disposition of assets with remaining net book value of $37.5 million. The remaining change of $12.3 million is attributable to currency translation and other adjustments. Capital expenditures during 2019 in The Americas Group were primarily attributable to the opening of new paint stores and renovation and improvements in existing stores. In the Consumer Brands Group and the Performance Coatings Group, capital expenditures during 2019 were primarily attributable to improvements and normal equipment replacements in manufacturing and distribution facilities. The Administrative segment incurred capital expenditures primarily for information systems hardware. On February 6, 2020, the Company announced that it is finalizing plans to build and occupy a new global headquarters (new headquarters) in downtown Cleveland, Ohio and a new research and development (R&D) center in the Cleveland suburb of Brecksville. Preliminary plans require the Company to invest a minimum of $600 million of capital expenditures to build both the new headquarters and R&D center. Construction on the new headquarters and R&D center is not expected to commence before mid-2020, with completion in 2023 at the earliest. The plans are contingent upon completion of standard due diligence, approvals of economic development incentives and other matters at the state, county and city levels, and resolution of business and legal matters that accompany such major real estate investment projects. The Company has not made any decisions regarding the disposition of the Company’s current Cleveland-area headquarters and R&D centers, which are all owned by the Company. Due to the remaining contingencies and uncertainties listed above, an estimate of the impact on the financial statements cannot be made at this time. In 2020, the Company expects to spend more than 2019 for capital expenditures. The predominant share of the capital expenditures in 2020 is expected to be for various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities, new store openings, new or upgraded information systems hardware and the new global headquarters and R&D center in Ohio. The Company does not anticipate the need for any specific long-term external financing to support these capital expenditures.

Debt
Total debt including short-term borrowings decreased by $658.5 million to $8.685 billion in 2019. This was primarily attributable to the Company repurchasing $1.071 billion of its 2.25% Senior Notes due May 2020 and $490.0 million of its 2.75% Senior Notes due June 2022, partially offset by the Company issuing $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 (collectively the "New Notes") in a public offering during the third quarter of 2019. The net proceeds from the issuance of the New Notes will be used for general corporate purposes. The repurchases of Senior Notes above resulted in a loss of $14.8 million recorded in other expense (income) - net. See Note 18 to the Consolidated Financial Statements in Item 8 for additional information.
On May 9, 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. During the term of the contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The fair value of the contract is included in Other assets on the balance sheet. The changes in fair value are recognized in the foreign currency translation adjustments component of Accumulated other comprehensive loss. For the year ended December 31, 2019, an unrealized gain of $1.1 million, net of tax, was recognized in Accumulated other comprehensive loss.
On July 19, 2018, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc., Sherwin-Williams Luxembourg S.à r.l and Sherwin-Williams UK Holding Limited (all together with the Company, the Borrowers), entered into a new five-year $2.000 billion credit agreement. This credit agreement may be used for general corporate purposes, including the financing of working capital requirements, and replaced a credit agreement dated July 16, 2015, as amended, which was terminated. This credit agreement allows the Company to extend the maturity of the facility with two one-year extension options and the Borrowers to increase the aggregate amount of the facility to $2.750 billion, both of which are subject to the discretion of each lender. In addition, the Borrowers may request letters of credit in an amount of up to $250.0 million. On October 8, 2019, the Company amended this agreement to, among other things, extend the maturity date to October 8, 2024. At December 31, 2019 and 2018, there were no short-term borrowings under this credit agreement.
In September 2017, the Company entered into a five-year letter of credit agreement, subsequently amended on multiple dates, with an aggregate availability of $625.0 million at December 31, 2019. On May 6, 2016, the Company entered into a five-year credit agreement, subsequently amended on multiple dates. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $875.0 million at December 31, 2019. Both of these credit agreements are being used for general corporate purposes. At December 31, 2019 and 2018, there were no short-term borrowings outstanding under these credit agreements.
Borrowing outstanding under the Company’s domestic commercial paper program as of December 31, 2019 and 2018 were $191.9 million and $291.4 million, respectively, with a weighted average interest rate of 2.1% and 3.0%, respectively. Borrowings outstanding under various other foreign programs were $12.8 million and $37.0 million at December 31, 2019 and 2018, respectively, with a weighted average interest rate of 4.3% and 9.3%, respectively.
See Note 7 to the Consolidated Financial Statements in Item 8 for a detailed description and summary of the Company’s outstanding debt and other available financing programs.
Defined Benefit Pension and Other Postretirement Benefit Plans
In 2018, the Company terminated its domestic defined benefit pension plan for salaried employees (Terminated Plan) and the participants were moved to a qualified replacement plan (Qualified Replacement Plan), which is the Company's domestic defined contribution plan. The Company settled the liabilities of the Terminated Plan through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefit payments. The lump sum payments were paid in December 2018 and resulted in a settlement charge of $37.6 million in 2018. During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the Terminated Plan. The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan is being used, as prescribed in the applicable regulations, to fund Company contributions to the Qualified Replacement Plan. During 2019, the Company transferred the remaining surplus of $242.2 million to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company common stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715. The Company's domestic defined benefit pension plan for hourly employees continues to operate.
In accordance with the accounting prescribed by the Retirement Benefits Topic of the ASC, the Company’s total liability for unfunded or underfunded defined benefit pension plans increased $12.0 million to $92.7 million primarily due to changes in the actuarial assumptions. Postretirement benefits other than pensions increased $5.9 million to $280.5 million at December 31, 2019 due primarily to changes in the actuarial assumptions.
The assumed discount rate used to determine the projected benefit obligation for domestic defined benefit pension plans was 3.4% at December 31, 2019 and 3.6% at December 31, 2018 and 2017. The assumed discount rate used to determine the projected benefit obligation for foreign defined benefit pension plans decreased to 2.2% at December 31, 2019 from 3.0% at December 31, 2018. The decrease in the discount rates for both the domestic and foreign defined benefit pension plans was primarily due to lower interest rates. The assumed discount rate used to determine the projected benefit obligation for other postretirement benefit obligations decreased to 3.2% at December 31, 2019 from 4.2% at December 31, 2018 for the same reason. The rate of compensation increases used to determine the projected benefit obligations at December 31, 2019 was 3.0% for the domestic pension plan and 3.1% for foreign pension plans, which was comparable to the rates used in the prior year. In deciding on the rate of compensation increases, management considered historical Company increases as well as expectations for future increases. The expected long-term rate of return on assets remained 5.0% at December 31, 2019 for the domestic pension plan and was slightly lower for most foreign plans. In establishing the expected long-term rate of return on plan assets for 2019, management considered the historical rates of return, the nature of investments and an expectation for future investment strategies. The assumed health care cost trend rates used to determine the net periodic benefit cost of postretirement benefits other than pensions for 2019 were 4.9% and 9.8%, respectively, for medical and prescription drug cost increases, both decreasing gradually to 4.5% in 2026. In developing the assumed health care cost trend rates, management considered industry data, historical Company experience and expectations for future health care costs.
For 2020 Net pension cost for the ongoing domestic pension plan, the Company will use a discount rate of 3.4%, an expected long-term rate of return on assets of 5.0% and a rate of compensation increase of 3.0%. Lower discount rates and expected long-term rates of return on plan assets will be used for most foreign plans. For 2020, Net periodic benefit costs for postretirement benefits other than pensions, the Company will use a discount rate of 3.2%. Net pension cost in 2020 for the ongoing domestic pension plan is expected to be approximately $2.8 million. Net periodic benefit costs for postretirement benefits other than pensions in 2020 is expected to be approximately $10.0 million. See Note 8 to the Consolidated Financial Statements in Item 8 for more information on the Company’s obligations and funded status of its defined benefit pension plans and postretirement benefits other than pensions.
Deferred Income Taxes
Deferred income taxes at December 31, 2019 decreased $161.0 million from the prior year primarily due to the change in deferred taxes as a result of the amortization of intangible assets and settlement of the domestic defined benefit pension plan in the current year. See Note 19 to the Consolidated Financial Statements in Item 8 for more information on deferred taxes.
Other Long-Term Liabilities
Other long-term liabilities increased $187.4 million during 2019 due primarily to the final court approved agreement to resolve the California public nuisance litigation, which impacted the timing and amount of expected payments, and an increase related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds. See Notes 10 and 11, and 19 to the Consolidated Financial Statements in Item 8 for additional information on litigation and income tax matters, respectively.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during 2019. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2020. See Note 10 to the Consolidated Financial Statements in Item 8 for further information on environmental-related long-term liabilities.
Contractual Obligations and Commercial Commitments
The Company has certain obligations and commitments to make future payments under contractual obligations and commercial commitments. The following tables summarize such obligations and commitments as of December 31, 2019.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt	$8,539.2	$430.1	$1,435.6	$500.4	$6,173.1
Interest on Long-term debt	3,416.8	244.3	462.4	411.7	2,298.4
Operating leases	1,961.1	430.3	692.5	436.4	401.9
Short-term borrowings	204.7	204.7
California litigation accrual	76.7	12.0	24.0	24.0	16.7
Real estate financing transactions	218.4	14.0	28.1	30.2	146.1
Purchase obligations (1)	88.0	88.0
Other contractual obligations (2)	222.1	132.6	50.0	18.0	21.5
Total contractual cash obligations	$14,727.0	$1,556.0	$2,692.6	$1,420.7	$9,057.7

(1)	Relate to open purchase orders for raw materials at December 31, 2019.

(2)	Relate primarily to estimated future capital contributions to investments in the U.S. affordable housing and historic renovation real estate partnerships and various other contractual obligations.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Standby letters of credit	$61.3	$61.3
Surety bonds	105.1	105.1
Total commercial commitments	$166.4	$166.4	$—	$—	$—
Warranties
The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2019, 2018 and 2017, including customer satisfaction settlements during the year, were as follows:

	2019	2018	2017
Balance at January 1	$57.1	$151.4	$34.4
Charges to expense	32.5	31.7	39.7
Settlements	(47.3)	(57.8)	(53.1)
Acquisition, divestiture and other adjustments		(68.2)	130.4
Balance at December 31	$42.3	$57.1	$151.4
Warranty accruals acquired in connection with the Valspar acquisition in 2017 include warranties for certain products under extended furniture protection plans. The decrease in the accrual in 2018 was primarily due to the divestiture of the furniture protection plan business during the third quarter of 2018 for an immaterial amount that approximated net book value.
Shareholders’ Equity
Shareholders’ equity increased $392.6 million to $4.123 billion at December 31, 2019 from $3.731 billion last year primarily due to an increase in retained earnings of $1.120 billion and an increase in Other capital of $256.6 million, partially offset by purchases of Treasury stock and Treasury stock received from stock option exercises totaling $935.8 million and an increase in Accumulated other comprehensive loss of $49.6 million. Retained earnings increased $1.120 billion during 2019 due to net income of $1.541 billion, partially offset by $420.8 million in cash dividends paid. The increase in Other capital of $256.6 million was due primarily to the recognition of stock-based compensation expense and stock option exercises. The increase in Accumulated other comprehensive loss of $49.6 million was due primarily to unfavorable foreign currency translation effects of $49.8 million. See the Statements of Consolidated Shareholders Equity and Statements of Consolidated Comprehensive Income in Item 8 for additional information.

The Company purchased 1.675 million shares of its common stock for treasury during 2019. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at December 31, 2019 to purchase 8.45 million shares of its common stock.
The Company's 2019 annual cash dividend of $4.52 per share represented 38.7% of 2018 diluted net income per share. The 2019 annual dividend represented the 41st consecutive year of increased dividend payments since the dividend was suspended in 1978. At a meeting held on February 19, 2020, the Board of Directors increased the quarterly cash dividend to $1.34 per share. This quarterly dividend, if approved in each of the remaining quarters of 2020, would result in an annual dividend for 2020 of $5.36 per share or a 32.5% payout of 2019 diluted net income per share. See the Statements of Consolidated Shareholders’ Equity in Item 8 for more information concerning Shareholders’ equity.
Cash Flow
Net operating cash increased $377.6 million in 2019 to a cash source of $2.321 billion from a cash source of $1.944 billion in 2018 due primarily to an increase in net income and favorable changes in non-cash items, partially offset by changes in working capital when compared to 2018. Net operating cash increased as a percent to sales to 13.0% in 2019 compared to 11.1% in 2018. During 2019, strong net operating cash continued to provide the funds necessary to pay down total net debt, invest in new stores and manufacturing and distribution facilities, and return cash to shareholders through treasury stock purchases and dividends paid.
Net investing cash usage increased $211.0 million to a usage of $462.6 million in 2019 from a usage of $251.6 million in 2018 due primarily to increased capital expenditures, cash used to fund the acquisition of a domestic packaging company and two European coatings companies as disclosed in Note 3 to the Consolidated Financial Statements in Item 8, and decreased proceeds from the sale of assets.
Net financing cash usage increased $99.7 million to a usage of $1.846 billion in 2019 from a usage of $1.747 billion in 2018 due primarily to increased payments of long-term debt, treasury stock purchases, cash dividends and activity related to other accruals, partially offset by the issuance of new long-term debt and a decrease in net payments on short-term borrowings.
Litigation
See Note 11 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company entered into foreign currency forward contracts with maturity dates of less than twelve months in 2019, 2018 and 2017, primarily to hedge against value changes in foreign currency. There were no material foreign currency forward contracts outstanding at December 31, 2019, 2018 and 2017. In May 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. During the term of the contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Notes 1 and 18 to the Consolidated Financial Statements in Item 8.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Results of Operations” caption in Item 7 for a reconciliation of EBITDA to Net income. At December 31, 2019, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreement contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7 to the Consolidated Financial Statements in Item 8 for additional information.
Employee Stock Ownership Plan
Participants in the Company’s Employee Stock Purchase and Savings Plan (ESOP) are allowed to contribute up to the lesser of 20% of their annual compensation and the maximum dollar amount allowed under the Internal Revenue Code. The Company matches 6% of eligible employee contributions. The Company’s matching contributions to the ESOP charged to operations were $111.9 million in 2019 compared to $104.7 million in 2018. At December 31, 2019, there were 8,433,722 shares of the Company’s common stock being held by the ESOP, representing 9.2% of the total number of voting shares outstanding. See Note 13 to the Consolidated Financial Statements in Item 8 for more information concerning the Company’s ESOP.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. These determinations were made based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
All of the significant accounting policies that were followed in the preparation of the consolidated financial statements are disclosed in Note 1 to the Consolidated Financial Statements in Item 8. Management believes that the following critical accounting policies and estimates have a significant impact on our consolidated financial statements.
Inventories
Inventories were stated at the lower of cost or net realizable value with cost determined principally on the last-in, first-out (LIFO) method based on inventory quantities and costs determined during the fourth quarter. Inventory quantities were adjusted during the fourth quarter as a result of annual physical inventory counts taken at all locations. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management recorded the best estimate of net realizable value for obsolete and discontinued inventories based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is provided for in the reserve for obsolescence. See Note 5 to the Consolidated Financial Statements in Item 8 for more information regarding the impact of the LIFO inventory valuation and the reserve for obsolescence.
Goodwill and Intangible Assets
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management performs impairment tests of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. An optional qualitative assessment allows companies to skip the annual quantitative test if it is not more likely than not that impairment has occurred based on monitoring key Company financial performance metrics and macroeconomic conditions. The qualitative assessment is performed when deemed appropriate.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment per the Segment Reporting Topic of the ASC or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. At the time of goodwill impairment testing (if performing a quantitative assessment), management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the current carrying value, then impairment of the reporting unit exists. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting units' fair value is reconciled to the total market capitalization of the Company.

The Company had seven components, some of which are aggregated due to similar economic characteristics, to form three reporting units (also the operating segments) with goodwill as of October 1, 2019, the date of the annual impairment test. The annual impairment review performed as of October 1, 2019 did not result in any of the reporting units having impairment or deemed at risk for impairment.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuations at acquisition. Management utilizes the royalty savings method and valuation model to determine the estimated fair value for each indefinite-lived intangible asset or trademark. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include discount rates, royalty rates, growth rates, sales projections, terminal value rates and, to a lesser extent, tax rates. Discount rates used are similar to the rates developed by the WACC methodology considering any differences in Company-specific risk factors between reporting units and trademarks. Royalty rates are established by management and valuation experts and periodically substantiated by valuation experts. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections for each significant trademark. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. The royalty savings valuation methodology and calculations used in 2019 impairment testing are consistent with prior years. The annual impairment review performed as of October 1, 2019 resulted in the Company recognizing non-cash pre-tax impairment charges totaling $122.1 million related to certain recently acquired indefinite-lived trademarks.
The discounted cash flow and royalty savings valuation methodologies require management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value considering the current economic conditions. See Note 6 to the Consolidated Financial Statements in Item 8 for a discussion of goodwill and intangible assets and the impairment tests performed in accordance with the Goodwill and Other Intangibles Topic of the ASC.
Valuation of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, if events or changes in circumstances indicated that the carrying value of long-lived assets, including Operating lease right-of-use assets, may not be recoverable or the useful life had changed, impairment tests were performed or the useful life was adjusted. Undiscounted cash flows were used to calculate the recoverable value of long-lived assets to determine if such assets were not recoverable. If the carrying value of the assets was deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. If the usefulness of an asset was determined to be impaired, then management estimated a new useful life based on the period of time for projected uses of the asset. Fair value approaches and changes in useful life required management to make certain assumptions based upon information available at the time the valuation or determination was performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value or useful life considering the current economic conditions. All tested long-lived assets or groups of long-lived assets had undiscounted cash flows that were substantially in excess of their carrying value. See Notes 4 and 6 to the Consolidated Financial Statements in Item 8 for a discussion of the reductions in carrying value or useful life of long-lived assets in accordance with the Property, Plant and Equipment Topic of the ASC. See Note 1 to the Consolidated Financial Statements in Item 8 for the Property, Plant and Equipment accounting policy.
Defined Benefit Pension and Other Postretirement Benefit Plans
To determine the Company’s ultimate obligation under its defined benefit pension plans and postretirement benefit plans other than pensions, management must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To determine the obligations of such benefit plans, management uses actuaries to calculate such amounts using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Management reviews all of these assumptions on an ongoing basis to ensure that the most current information available is being considered. An increase or decrease in the assumptions or economic events outside management’s control could have a direct impact on the Company’s results of operations or financial condition.
In accordance with the Retirement Benefits Topic of the ASC, the Company recognizes each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in Accumulated other comprehensive loss, a component of Shareholders’ equity. The amounts recorded in Accumulated other comprehensive loss will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs.

Pension costs for 2020 are expected to decrease significantly due to pension settlement lump sum activity in 2018 and annuity contract purchases in the first quarter of 2019. The annuity contract purchases in 2019 resulted in a settlement charge of $32.4 million. The Company will use any remaining overfunded cash surplus balances, as prescribed in the applicable regulations, to fund future Company contributions to a qualified replacement pension plan, which is the current domestic defined contribution plan (Qualified Replacement Plan). Postretirement benefit plan costs for 2020 are expected to be approximately the same as 2019 due to similar actuarial assumptions being applied. See Note 8 to the Consolidated Financial Statements in Item 8 for information concerning the Company’s defined benefit pension plans and postretirement benefit plans other than pensions.
Environmental Matters
The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites (including sites which were previously owned and/or operated by businesses acquired by the Company). The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are not discounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved. See Note 10 to the Consolidated Financial Statements in Item 8 for information concerning the accrual for extended environmental-related activities and a discussion concerning unaccrued future loss contingencies.
Litigation and Other Contingent Liabilities
In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. Management believes that the Company has properly accrued for all known liabilities that existed and those where a loss was deemed probable for which a fair value was available or an amount could be reasonably estimated in accordance with US GAAP. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. See Note 11 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Income Taxes
The Company estimated income taxes in each jurisdiction that it operated. This involved estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets and possible exposures related to future tax audits. To the extent these estimates change, adjustments to deferred and accrued income taxes will be made in the period in which the changes occur.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. Income tax expense is adjusted in our Statements of Consolidated Income in the period in which these events occur. See Note 19 to the Consolidated Financial Statements in Item 8 for information concerning income taxes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. In 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. See Note 1 to the Consolidated Financial Statements in Item 8. The Company entered into forward foreign currency exchange contracts during 2019 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2019. Forward foreign currency exchange contracts are described in Note 18 to the Consolidated Financial Statements in Item 8. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
On Internal Control Over Financial Reporting

Shareholders of The Sherwin-Williams Company
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. We recognize that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to the possibility of human error or the circumvention or the overriding of internal control. Therefore, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, we believe we have designed into the process safeguards to reduce, though not eliminate, this risk. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In order to ensure that the Company’s internal control over financial reporting was effective as of December 31, 2019, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group, including our principal executive officer and principal financial officer. This assessment was based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control – Integrated Framework, we have concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on the effectiveness of our internal control over financial reporting is included on page 37 of this report.

J. G. Morikis
Chairman and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Corporate Controller

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of The Sherwin-Williams Company

Opinion on Internal Control over Financial Reporting
We have audited The Sherwin-Williams Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Sherwin-Williams Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of The Sherwin-Williams Company as of December 31, 2019, 2018, and 2017, and the related statements of consolidated income and comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Cleveland, Ohio
February 21, 2020

Report of Management
On the Consolidated Financial Statements

Shareholders of The Sherwin-Williams Company
We are responsible for the preparation and fair presentation of the consolidated financial statements, accompanying notes and related financial information included in this report of The Sherwin-Williams Company and its consolidated subsidiaries (collectively, the “Company”) as of December 31, 2019, 2018 and 2017 and for the years then ended in accordance with U.S. generally accepted accounting principles. The consolidated financial information included in this report contains certain amounts that were based upon our best estimates, judgments and assumptions that we believe were reasonable under the circumstances.
We have conducted an assessment of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in the Report of Management on Internal Control Over Financial Reporting on page 36 of this report, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The Board of Directors pursues its responsibility for the oversight of the Company’s accounting policies and procedures, financial statement preparation and internal control over financial reporting through the Audit Committee, comprised exclusively of independent directors. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm. The Audit Committee meets at least quarterly with financial management, internal auditors and the independent registered public accounting firm to review the adequacy of financial controls, the effectiveness of the Company’s internal control over financial reporting and the nature, extent and results of the audit effort. Both the internal auditors and the independent registered public accounting firm have private and confidential access to the Audit Committee at all times.
We believe that the consolidated financial statements, accompanying notes and related financial information included in this report fairly reflect the form and substance of all material financial transactions and fairly present, in all material respects, the consolidated financial position, results of operations and cash flows as of and for the periods presented.
J. G. Morikis
Chairman and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Corporate Controller

Report of Independent Registered Public Accounting Firm
On the Consolidated Financial Statements

To the Board of Directors and Shareholders of The Sherwin-Williams Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company (the "Company") as of December 31, 2019, 2018 and 2017, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Gibbsboro environmental-related accrual
Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company had short-term and long-term accruals for environmental-related activities of $51.0 million and $321.8 million, respectively, at December 31, 2019. The Company’s largest and most complex site is the Gibbsboro, New Jersey site (“Gibbsboro”) and the substantial majority of the environmental-related accrual relates to this site. Gibbsboro consists of six operable units which contain a combination of soil, waterbodies and groundwater contamination, and are in various phases of investigation and remediation with the Environmental Protection Agency (“EPA”). The Company’s estimated environmental-related accrual for Gibbsboro is based on industry standards and professional judgment, and the most significant assumptions underlying the estimated cost of remediation efforts reserved for Gibbsboro are the types and extent of contamination.

Auditing the Company’s environmental-related accrual at the Gibbsboro site required complex judgment due to the inherent challenges in identifying the type and extent of future remedies and the costs of implementing those remedies in determining the probable and reasonably estimable loss for which the Company will be responsible.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to estimate the Gibbsboro environmental-related accrual. For example, we tested controls over management’s review of the environmental loss calculations and the key assumptions affecting those calculations as described above.

To test the Gibbsboro environmental-related accrual, our audit procedures included, among others, a review of correspondence with the EPA supporting the Company’s assessment of the type and extent of contamination at the Gibbsboro site for which the Company is responsible. We involved our environmental specialists to confirm our understanding of the remediation plans for the most significant operable unit within the Gibbsboro site and to evaluate the Company's methodology and assumptions to estimate the unit cost and extent of contamination in accordance with industry practice, applicable laws and regulations. We recalculated the remediation cost estimate based on unit cost and estimated extent of remediation required. We reconciled types and extent of contamination identified in communications between the Company and the EPA to the Company’s remediation cost estimates recorded for Gibbsboro and confirmed a sample of underlying cost estimates with third-parties. We also conducted a search for publicly available information that might indicate facts contrary to the types and extent of contamination currently identified in the Company’s remediation cost estimates recorded for Gibbsboro.

Impairment of recently acquired industrial product trademarks in North America and the Asia Pacific Region
Description of the Matter
As discussed in Note 6 of the consolidated financial statements, the net carrying amount of recently acquired indefinite-lived trademarks utilized in sale of industrial products in North America and the Asia Pacific region was reduced by impairment charges of $75.3 million and $25.7 million, respectively, as the result of strategic decisions made regarding North American branding of industrial products and performance of industrial products in the Asia Pacific region. These assets are assessed for impairment on at least an annual basis, and because the annual assessment reflected fair value less than the carrying amount, impairment losses were recorded to reduce these assets to their fair value.

Auditing the impairment calculation of the recently acquired industrial product trademarks in North America and the Asia Pacific region was complex due to the significant assumptions used in the determination of their fair value and application of the royalty savings method. The significant assumptions included projected revenue associated with each trademark and discount rates, each of which are forward-looking and based on a combination of Company-specific and market factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s measurement of fair value in its test for impairment for its recently acquired industrial product trademarks in North America and the Asia Pacific region. The Company’s test for impairment included, for example, controls over the application of the valuation technique, projected financial information and the significant assumptions used.

To test the estimated fair value of these trademarks, our audit procedures included, among others, evaluating the Company's valuation model using the royalty savings method, and testing the significant assumptions used in the model. For example, when evaluating the revenue projections, we evaluated those projections for consistency with management’s strategic branding initiatives and considered the reasonableness of those projections to marketplace and economic trends, third party industry projections and historical results. In addition, we involved our valuation specialist to assist in our evaluation of the methodology used by the Company and to assist with our assessment of discount rates with consideration given to both internal and external factors. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the trademarks that would result from changes in the significant assumptions.

We have served as the Company's auditor since 1908.
Cleveland, Ohio
February 21, 2020

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

(millions of dollars, except per share data)	Year Ended December 31,
	2019	2018	2017
Net sales	$17,900.8	$17,534.5	$14,983.8
Cost of goods sold	9,864.7	10,115.9	8,265.0
Gross profit	8,036.1	7,418.6	6,718.8
Percent to net sales	44.9%	42.3%	44.8%
Selling, general and administrative expenses	5,274.9	5,033.8	4,797.6
Percent to net sales	29.5%	28.7%	32.0%
Other general expense - net	39.1	189.1	20.9
Amortization	312.8	318.1	206.8
Impairment of trademarks	122.1		2.0
Interest expense	349.3	366.7	263.5
Interest and net investment income	(25.9)	(5.2)	(8.6)
California litigation expense	(34.7)	136.3
Other expense (income) - net	16.7	20.1	(32.7)
Income from continuing operations before income taxes	1,981.8	1,359.7	1,469.3
Income tax expense (credit)	440.5	251.0	(300.2)
Net income from continuing operations	1,541.3	1,108.7	1,769.5
Loss from discontinued operations
Income taxes			41.6
Net loss from discontinued operations	—	—	(41.6)
Net income	$1,541.3	$1,108.7	$1,727.9

Basic net income per share:
Continuing operations	$16.79	$11.92	$19.04
Discontinued operations			(.44)
Net income per share	$16.79	$11.92	$18.60

Diluted net income per share
Continuing operations	$16.49	$11.67	$18.64
Discontinued operations			(.44)
Net income per share	$16.49	$11.67	$18.20

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(millions of dollars)	Year Ended December 31,
	2019	2018	2017
Net income	$1,541.3	$1,108.7	$1,727.9

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments (1)	(49.8)	(254.3)	148.0

Pension and other postretirement benefit adjustments:
Amounts recognized in Other comprehensive (loss) income (2)	(5.1)	(13.5)	48.0
Amounts reclassified from Other comprehensive (loss) income (3)	22.3	31.3	(7.8)
	17.2	17.8	40.2

Unrealized net gains on available-for sale securities:
Amounts recognized in Other comprehensive (loss) income (4)			2.1
Amounts reclassified from Other comprehensive (loss) income (5)			(0.8)
	—	—	1.3

Unrealized net (losses) gains on cash flow hedges
Amounts recognized in Other comprehensive (loss) income (6)			(30.8)
Amounts reclassified from Other comprehensive (loss) income (7)	(8.7)	(6.2)	(3.2)
	(8.7)	(6.2)	(34.0)

Other comprehensive (loss) income, net of tax	(41.3)	(242.7)	155.5

Comprehensive income	$1,500.0	$866.0	$1,883.4

(1)	The year ended December 31, 2019 includes unrealized gains of $1.1 million, net of taxes, related to the net investment hedge.

(2)	Net of taxes of $1.3 million, $6.8 million and $(19.3) million in 2019, 2018 and 2017, respectively.

(3)	Net of taxes of $(7.3) million, $(10.2) million and $4.7 million in 2019, 2018 and 2017, respectively.

(4)	Net of taxes of $(1.2) million in 2017.

(5)	Net of taxes of $0.4 million in 2017.

(6)	Net of taxes of $18.8 million in 2017.

(7)	Net of taxes of $2.8 million, $2.1 million and $2.0 million in 2019, 2018 and 2017, respectively.
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(millions of dollars, except share data)	December 31,
	2019	2018	2017
Assets
Current assets:
Cash and cash equivalents	$161.8	$155.5	$204.2
Accounts receivable, less allowance	2,088.9	2,018.8	2,104.6
Inventories:
Finished goods	1,509.6	1,426.4	1,356.5
Work in process and raw materials	380.0	388.9	386.0
	1,889.6	1,815.3	1,742.5
Other current assets	491.4	354.9	355.7
Total current assets	4,631.7	4,344.5	4,407.0
Property, plant and equipment:
Land	242.1	244.6	254.7
Buildings	1,044.2	979.1	962.1
Machinery and equipment	2,952.1	2,668.5	2,573.0
Construction in progress	144.0	147.9	177.0
	4,382.4	4,040.1	3,966.8
Less allowances for depreciation	2,547.2	2,263.3	2,089.7
	1,835.2	1,776.8	1,877.1
Goodwill	7,004.8	6,956.7	6,814.3
Intangible assets	4,734.5	5,201.6	6,002.4
Operating lease right-of-use assets	1,685.6
Deferred pension assets	43.0	270.7	296.7
Other assets	561.4	584.0	502.0
Total Assets	$20,496.2	$19,134.3	$19,899.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$204.7	$328.4	$633.7
Accounts payable	1,876.3	1,799.4	1,791.5
Compensation and taxes withheld	552.7	504.5	508.2
Accrued taxes	85.7	80.8	79.9
Current portion of long-term debt	429.8	307.2	1.2
California litigation accrual	12.0	136.3
Current portion of operating lease liabilities	371.6
Other accruals	989.1	1,141.1	972.7
Total current liabilities	4,521.9	4,297.7	3,987.2
Long-term debt	8,050.7	8,708.1	9,885.7
Postretirement benefits other than pensions	263.0	257.6	274.7
Deferred income taxes	969.9	1,130.9	1,419.6
Long-term operating lease liabilities	1,370.7
Other long-term liabilities	1,196.7	1,009.3	684.4
Shareholders’ equity:
Common stock - $1.00 par value:
92,144,839, 93,116,762 and 93,883,645 shares outstanding
at December 31, 2019, 2018 and 2017, respectively	119.4	118.4	117.6
Other capital	3,153.0	2,896.4	2,723.2
Retained earnings	7,366.9	6,246.5	5,458.4
Treasury stock, at cost	(5,836.5)	(4,900.7)	(4,266.4)
Accumulated other comprehensive loss	(679.5)	(629.9)	(384.9)
Total shareholders’ equity	4,123.3	3,730.7	3,647.9
Total Liabilities and Shareholders’ Equity	$20,496.2	$19,134.3	$19,899.5
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$1,541.3	$1,108.7	$1,727.9
Adjustments to reconcile net income to net operating cash:
Loss from discontinued operations			41.6
Depreciation	262.1	278.2	285.0
Non-cash lease expense	370.8
Amortization of intangible assets	312.8	318.1	206.8
Amortization of inventory purchase accounting adjustments			113.8
Loss on extinguishment of debt	14.8
Impairment of trademarks	122.1		2.0
Amortization of credit facility and debt issuance costs	9.2	12.1	8.3
Provisions for environmental-related matters	23.0	176.3	15.4
Provisions for qualified exit costs	8.8	14.9	50.5
Deferred income taxes	(131.1)	(143.4)	(620.7)
Defined benefit pension plans net cost	43.1	36.4	18.2
Stock-based compensation expense	101.7	82.6	90.3
Net decrease in postretirement liability	(14.4)	(15.9)	(17.9)
Decrease in non-traded investments	82.3	72.5	65.7
Loss on sale or disposition of assets	16.1	12.8	5.5
Other	15.8	(13.8)	1.1
Change in working capital accounts:
(Increase) decrease in accounts receivable	(73.2)	18.4	(49.9)
(Increase) in inventories	(75.5)	(119.5)	(90.0)
Increase in accounts payable	36.2	113.8	166.7
Increase (decrease) in accrued taxes	5.1	2.7	(20.9)
Increase in accrued compensation and taxes withheld	49.6	4.6	11.3
(Increase) decrease in refundable income taxes	(47.8)	20.1	(15.5)
(Decrease) increase in California litigation accrual	(59.6)	136.3
Other	18.8	(46.7)	16.3
Change in operating lease liabilities	(368.4)
Costs incurred for environmental-related matters	(26.1)	(17.7)	(13.8)
Costs incurred for qualified exit costs	(12.8)	(21.2)	(45.4)
Other	96.6	(86.6)	(68.3)
Net operating cash	2,321.3	1,943.7	1,884.0

Investing Activities
Capital expenditures	(328.9)	(251.0)	(222.8)
Acquisitions of businesses, net of cash acquired	(77.3)		(8,810.3)
Proceeds from sale of assets	6.9	38.4	47.2
Increase in other investments	(63.3)	(39.0)	(61.5)
Net investing cash	(462.6)	(251.6)	(9,047.4)

Financing Activities
Net (decrease) increase in short-term borrowings	(122.8)	(300.9)	356.3
Proceeds from long-term debt	1,332.8		8,275.2
Payments of long-term debt	(1,875.8)	(852.6)	(1,852.8)
Payments for credit facility and debt issuance costs	(13.6)	(5.2)	(49.4)
Payments of cash dividends	(420.8)	(322.9)	(319.0)
Proceeds from stock options exercised	154.6	90.7	143.6
Treasury stock purchased	(778.8)	(613.3)
Proceeds from real estate financing transactions	7.2	225.3
Other	(129.2)	32.2	(39.8)
Net financing cash	(1,846.4)	(1,746.7)	6,514.1
Effect of exchange rate changes on cash	(6.0)	5.9	(36.3)
Net increase (decrease) in cash and cash equivalents	6.3	(48.7)	(685.6)
Cash and cash equivalents at beginning of year	155.5	204.2	889.8
Cash and cash equivalents at end of year	$161.8	$155.5	$204.2
Taxes paid on income	$407.5	$292.2	$419.7
Interest paid on debt	336.1	368.0	220.6

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	$116.6	$2,488.5	$4,049.5	$(4,235.8)	$(540.4)	$1,878.4
Net income			1,727.9			1,727.9
Other comprehensive income					155.5	155.5
Stock-based compensation activity	1.0	232.4		(30.6)		202.8
Other adjustments		2.3				2.3
Cash dividends -- $3.40 per share			(319.0)			(319.0)
Balance at December 31, 2017	117.6	2,723.2	5,458.4	(4,266.4)	(384.9)	3,647.9
Net income			1,108.7			1,108.7
Other comprehensive loss					(242.7)	(242.7)
Adjustment to initially adopt ASU 2016-01			2.3		(2.3)	—
Treasury stock purchased				(613.3)		(613.3)
Stock-based compensation activity	0.8	172.4		(21.0)		152.2
Other adjustments		0.8				0.8
Cash dividends -- $3.44 per share			(322.9)			(322.9)
Balance at December 31, 2018	118.4	2,896.4	6,246.5	(4,900.7)	(629.9)	3,730.7
Net income			1,541.3			1,541.3
Other comprehensive loss					(41.3)	(41.3)
Adjustment to initially adopt ASU 2016-02			(8.4)			(8.4)
Adjustment to initially adopt ASU 2018-02			8.3		(8.3)	—
Treasury stock purchased				(778.8)		(778.8)
Treasury stock transferred from defined benefit pension plan				(131.8)		(131.8)
Stock-based compensation activity	1.0	254.5		(25.2)		230.3
Other adjustments		2.1				2.1
Cash dividends -- $4.52 per share			(420.8)			(420.8)
Balance at December 31, 2019	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(millions of dollars, unless otherwise noted)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the accounts of The Sherwin-Williams Company and its wholly owned subsidiaries (collectively, the Company). Inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (US GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those amounts.
Nature of Operations
The Company is engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America, with additional operations in the Caribbean region, Europe, Asia and Australia.
Reportable Segments
See Note 21 for further details.
Cash Equivalents
Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Derivative Instruments
The Company utilizes derivative instruments as part of its overall financial risk management policy. The Company entered into foreign currency forward contracts with maturity dates of less than twelve months in 2019, 2018, and 2017, primarily to hedge against value changes in foreign currency. See Note 18. There were no material foreign currency option and forward contracts outstanding at December 31, 2019, 2018 and 2017.
On May 9, 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company's net investment in its European operations. This contract has been designated as a net investment hedge and will mature on January 15, 2022. During the term of the contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The fair value of the contract as of December 31, 2019 was $1.5 million and is included in Other assets on the balance sheet. The changes in fair value are recognized in the foreign currency translation adjustments component of Accumulated other comprehensive income (loss) (AOCI). For the year ended December 31, 2019, an unrealized gain of $1.1 million, net of tax, was recognized in AOCI.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable were recorded at the time of credit sales net of allowance for credit losses. The Company recorded an allowance for doubtful accounts of $36.5 million, $45.9 million and $53.0 million at December 31, 2019, 2018 and 2017, respectively, to reduce Accounts receivable to their estimated net realizable value. The allowance was based on an analysis of historical bad debts, a review of the aging of Accounts receivable and the current creditworthiness of customers. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in Selling, general and administrative expenses.

Property, Plant and Equipment
Property, plant and equipment (including leasehold improvements) is stated on the basis of cost. Depreciation is provided by the straight-line method. Depreciation and amortization are included in the appropriate Cost of goods sold or Selling, general and administrative expenses caption on the Statements of Consolidated Income. The major classes of assets and ranges of annual depreciation rates are:

Buildings	4.0% – 20.0%
Machinery and equipment	10.0% – 20.0%
Furniture and fixtures	6.7% – 33.3%
Automobiles and trucks	10.0% – 33.3%

Goodwill and Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Intangible assets include indefinite-lived trademarks, customer relationships and intellectual property. In accordance with the Goodwill and Other Intangibles Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), goodwill and indefinite-lived trademarks are not amortized, but instead are tested for impairment on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. The costs of finite-lived intangible assets are amortized on a straight-line basis over the expected period of benefit, which ranges primarily from 15 to 20 years. See Note 6.
Impairment of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and remaining lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. See Notes 4 and 6.
Non-Traded Investments
The Company has investments in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of Accounting Standard Update (ASU) No. 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU No. 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amounts of the investments, included in Other assets, were $176.2 million, $181.2 million and $189.4 million at December 31, 2019, 2018 and 2017, respectively. The liabilities recorded on the balance sheets for estimated future capital contributions to the investments were $174.4 million, $183.0 million and $179.0 million at December 31, 2019, 2018 and 2017, respectively.
Standby Letters of Credit
The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $61.2 million, $65.6 million and $75.3 million at December 31, 2019, 2018 and 2017, respectively.

Product Warranties
The Company offers assurance type product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2019, 2018 and 2017, including customer satisfaction settlements during the year, were as follows:

	2019	2018	2017
Balance at January 1	$57.1	$151.4	$34.4
Charges to expense	32.5	31.7	39.7
Settlements	(47.3)	(57.8)	(53.1)
Acquisition, divestiture and other adjustments		(68.2)	130.4
Balance at December 31	$42.3	$57.1	$151.4

Warranty accruals acquired in connection with the Valspar acquisition include warranties for certain products under extended furniture protection plans. The decrease in the accrual for product warranty claims in the year ended December 31, 2018 was primarily due to the divestiture of the furniture protection plan business in the third quarter of 2018.
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with the Retirement Benefits Topic of the ASC, which requires the recognition of a plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. See Note 8.
Environmental Matters
Capital expenditures for ongoing environmental compliance measures were recorded in Property, plant and equipment, and related expenses were included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. All accrued amounts were recorded on an undiscounted basis and have not been recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. Environmental-related expenses included direct costs of investigation and remediation and indirect costs such as compensation and benefits for employees directly involved in the investigation and remediation activities and fees paid to outside engineering, consulting and law firms. See Notes 10 and 18.
Employee Stock Purchase and Savings Plan
The Company accounts for the Employee Stock Purchase and Savings Plan (ESOP) in accordance with the Employee Stock Ownership Plans Subtopic of the Compensation – Stock Ownership Topic of the ASC. The Company recognized compensation expense for amounts contributed to the ESOP. See Note 13.
Stock-Based Compensation
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. See Note 14.
Other Liabilities
The Company retains risk for certain liabilities, primarily workers’ compensation claims, employee medical and disability benefits, and automobile, property, general and product liability claims. Estimated amounts were accrued for certain workers’ compensation, employee medical and disability benefits, automobile and property claims filed but unsettled, and estimated claims incurred but not reported based upon management’s estimated aggregate liability for claims incurred using historical experience, actuarial assumptions followed in the insurance industry and actuarially-developed models for estimating certain liabilities. Certain estimated general and product liability claims filed but unsettled were accrued based on management’s best estimate of ultimate settlement or actuarial calculations of potential liability using industry experience and actuarial assumptions developed for similar types of claims.
Foreign Currency Translation
All consolidated non-highly inflationary foreign operations use the local currency of the country of operation as the functional currency and translated the local currency asset and liability accounts at year-end exchange rates while income and expense accounts were translated at average exchange rates. The resulting translation adjustments were included in AOCI, a component of Shareholders’ equity.
Revenue Recognition
The Company recognized revenue when control of the product was transferred to unaffiliated customers. Collectibility of amounts recorded as revenue was probable at the time of recognition. See Note 17.
Customer and Vendor Consideration
The Company offered certain customers rebate and sales incentive programs which were classified as reductions in Net sales. Such programs were in the form of volume rebates, rebates that constituted a percentage of sales or rebates for attaining certain sales goals. The Company received consideration from certain suppliers of raw materials in the form of volume rebates or rebates that constituted a percentage of purchases. These rebates were recognized on an accrual basis by the Company as a reduction of the purchase price of the raw materials and a subsequent reduction of Cost of goods sold when the related product was sold.
Costs of Goods Sold
Included in Costs of goods sold were costs for materials, manufacturing, distribution and related support. Distribution costs included expenses related to the distribution of products including inbound freight charges, purchase and receiving costs, warehousing costs, internal transfer costs and other costs incurred to ship products. Also included in Costs of goods sold were total technical expenditures, which included research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $103.1 million, $51.9 million and $58.5 million for 2019, 2018 and 2017, respectively.
Selling, General and Administrative Expenses
Selling costs included advertising expenses, marketing costs, employee and store costs and sales commissions. The cost of advertising was expensed as incurred. The Company incurred $355.2 million, $357.8 million and $374.1 million in advertising costs during 2019, 2018 and 2017, respectively. General and administrative expenses included human resources, legal, finance and other support and administrative functions.
Earnings Per Share
Common stock held in a revocable trust (see Note 12) was not included in outstanding shares for basic or diluted income per share calculations. Basic and diluted net income per share were calculated using the treasury stock method in accordance with the Earnings Per Share Topic of the ASC. Basic net income per share amounts were computed based on the weighted-average number of shares outstanding during the year. Diluted net income per share amounts were computed based on the weighted-average number of shares outstanding plus all dilutive securities potentially outstanding during the year. See Note 20.
Reclassifications
Certain amounts in the notes to the consolidated financial statements for 2017 and 2018 have been reclassified to conform to the 2019 presentation.
NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
As a result of the adoption of ASC 842, right-of-use assets, current liabilities and non-current liabilities related to operating leases of $1.7 billion, $0.4 billion and $1.4 billion, respectively, were recognized on the balance sheet at December 31, 2019. In addition, the adoption of ASC 842 resulted in a transition adjustment, net of tax, reducing the opening balance of retained earnings by $8.4 million at January 1, 2019. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. See Note 9 for additional information.

Effective January 1, 2019, the Company adopted ASU 2018-02, "Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income." This standard allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result of this standard, the Company recorded an $8.3 million reclassification from AOCI to retained earnings. See Note 15 for additional information on the impact of the reclassification to each component of AOCI. The adoption of this standard did not have a significant impact on the Company's results of operations, financial condition or liquidity.
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
Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The ASU simplifies the accounting for income taxes, changes the accounting for certain income tax transactions, and makes other minor changes. The standards update is effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The amendments are primarily perspective. The Company is currently assessing the impact of this standards update on our consolidated financial statements.
NOTE 3 – ACQUISITIONS
During 2019, the Company completed the acquisition of a domestic packaging company and two European coatings companies for an aggregate purchase price of $84.4 million, including amounts withheld as security for certain representations, warranties and obligations of the sellers. These acquisitions support the growth of the Performance Coatings Group by providing new technologies and an expanded global platform. The acquisitions have been accounted for as business combinations. The preliminary purchase price allocations are expected to be finalized within the allowable measurement period. The results of operations of these companies have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented as the impact on the Company's consolidated financial results was not material.
On June 1, 2017, the Company completed the acquisition of The Valspar Corporation (Valspar) at $113 per share in an all cash transaction for a total purchase price of $8.9 billion, net of divestiture proceeds of $431.0 million. On April 11, 2017, the Company and Valspar entered into a definitive agreement with Axalta Coating Systems Ltd. to divest the assets related to Valspar's North American industrial wood coatings business. The divestiture was also completed on June 1, 2017, and is reported as a discontinued operation with no pre-tax gain or loss, but includes the tax expense effect of this separate transaction. Proceeds of $431.0 million were received for the divested assets sold. The divestiture resulted in a tax provision of $41.5 million, which reduced basic and diluted net income per share by $0.44 for the year ended December 31, 2017. The acquisition expanded the Company's diversified array of brands and technologies, expanded its global platform and added new capabilities in its packaging and coil businesses.

The following table summarizes the allocation of the fair value of the net assets acquired through the Valspar acquisition. This allocation was based on the acquisition method of accounting and third-party valuation appraisals.

Cash	$129.1
Accounts receivable	817.5
Inventories	684.4
Indefinite-lived trademarks	614.3
Finite-lived intangible assets	4,922.9
Goodwill	5,888.8
Property, plant and equipment	840.7
All other assets	235.1
Accounts payable	(553.2)
Long-term debt	(1,603.5)
Deferred taxes	(1,915.9)
All other liabilities	(1,120.8)
Total	$8,939.4
Total, net of cash	$8,810.3

Finite-lived intangible assets include customer relationships of $3.2 billion and intellectual property and technology of $1.7 billion, which are being amortized over weighted average amortization periods ranging from 15 to 20 years. The measurement period adjustments for finite-lived intangible assets resulted in a $7.7 million reduction of amortization expense in the second quarter of 2018 that related to prior periods. Goodwill of $2.0 billion, $1.1 billion, and $2.8 billion was recorded in The Americas Group, Consumer Brands Group, and Performance Coatings Group, respectively, and relates primarily to expected synergies. The results of operations for Valspar have been included in the Company's consolidated financial statements since the date of acquisition.
NOTE 4 – EXIT OR DISPOSAL ACTIVITIES
Management is continually re-evaluating the Company’s operating facilities, including acquired operating facilities, against its long-term strategic goals. Liabilities associated with exit or disposal activities are recognized as incurred in accordance with the Exit or Disposal Cost Obligations Topic of the ASC. Provisions for qualified exit costs are made at the time a facility is no longer operational. Qualified exit costs primarily include post-closure lease expenses or early lease termination costs and costs of employee terminations. Adjustments may be made to liabilities accrued for qualified exit costs if information becomes available upon which more accurate amounts can be reasonably estimated. Concurrently, property, plant and equipment is tested for impairment in accordance with the Property, Plant and Equipment Topic of the ASC, and if impairment exists, the carrying value of the related assets is reduced to estimated fair value. Additional impairment may be recorded for subsequent revisions in estimated fair value. Adjustments to prior provisions and additional impairment charges for property, plant and equipment of closed sites being held for disposal are recorded in Other general expense – net.
The following table summarizes the activity and remaining liabilities associated with qualified exit costs:

	2019	2018	2017
Balance at January 1	$7.1	$13.4	$3.8
Acquired balances			4.5
Provisions in Cost of goods sold or SG&A	8.8	14.9	50.5
Actual expenditures charged to accrual	(12.8)	(21.2)	(45.4)
Balance at December 31	$3.1	$7.1	$13.4

NOTE 5 – INVENTORIES
Inventories were stated at the lower of cost or net realizable value, with cost primarily determined on the last-in, first-out (LIFO) method. Management believes that the use of LIFO results in a better matching of costs and revenues.

The following table summarizes the extent to which the Company's Inventories use the LIFO cost method, and presents the effect on inventories had the Company used the first-in, first-out (FIFO) inventory valuation method.

	2019	2018	2017
Percentage of total inventories on LIFO	72%	72%	71%
Excess of FIFO over LIFO	$339.8	$377.1	$288.2

The Company recorded a reserve for obsolescence of $115.4 million, $105.9 million and $103.7 million at December 31, 2019, 2018 and 2017, respectively, to reduce Inventories to their estimated net realizable value.
NOTE 6 – GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
In accordance with the Property, Plant and Equipment Topic of the ASC, whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable or the useful life may have changed, impairment tests are to be performed. Subsequent to the adoption of ASU 2016-02, right-of-use assets recognized in the consolidated balance sheet are considered to be long-lived assets. Undiscounted cash flows were used to calculate the recoverable value of long-lived assets to determine if such assets were not recoverable. If the carrying value of the assets was deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. No material impairments of long-lived assets were recorded in 2019, 2018 or 2017.
During 2019, the Company acquired three companies which resulted in the recognition of goodwill of $14.2 million and finite-lived intangibles of $34.9 million. During 2017, the Company recognized goodwill of $5.9 billion, finite-lived intangibles of $4.9 billion and indefinite-lived trademarks of $614.3 million in connection with the acquisition of Valspar in 2017. See Note 3 for additional information related to the acquisitions.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. October 1 has been established for the annual impairment review. At the time of impairment testing, values are estimated separately for goodwill and trademarks with indefinite lives using a valuation model, incorporating discount rates commensurate with the risks involved for each group of assets. An optional qualitative assessment may alleviate the need to perform the quantitative goodwill impairment test when impairment is unlikely.
During the fourth quarter of 2019, the Company performed a strategic review of its business lines as part of the annual planning cycle. Decisions were made during this review related to certain brands which resulted in a reduction to the long-term forecasted net sales for certain indefinite-lived trademarks acquired in the Valspar acquisition within the Performance Coatings and Consumer Brands Groups. As a result of the strategic decisions made at that time and in conjunction with the annual impairment review performed as of October 1, 2019, the Company recognized non-cash pre-tax impairment charges totaling $122.1 million related to certain recently acquired indefinite-lived trademarks. These charges included impairments totaling $117.0 million in the Performance Coatings Group and $5.1 million in the Consumer Brands Group. In the Performance Coatings Group, $75.6 million related to trademarks in North America directly associated with strategic decisions made to rebrand industrial products to the Sherwin-Williams® brand name, $25.7 million related to trademarks in the Asia Pacific region as a direct result of recent performance that reduced the long-term forecasted net sales and $15.7 million related to other recently acquired trademarks in various regions. The fair values of the indefinite-lived trademarks were calculated using the royalty savings method. The annual impairment review did not result in any goodwill impairment.
The annual impairment reviews performed as of October 1, 2018 did not result in any goodwill or trademark impairment. The annual impairment review performed as of October 1, 2017 resulted in trademark impairment of $2.0 million in The Americas Group related to lower than anticipated sales of an acquired brand and no goodwill impairment.

A summary of changes in the Company’s carrying value of goodwill by Reportable Segment is as follows:

Goodwill	The Americas Group	Consumer Brands Group	Performance Coatings Group	Consolidated Totals
Balance at January 1, 2017 (1)	$285.4	$699.9	$141.6	$1,126.9
Acquisition	2,276.1	1,473.2	1,925.9	5,675.2
Currency and other adjustments	(5.9)	60.1	(42.0)	12.2
Balance at December 31, 2017 (1)	2,555.6	2,233.2	2,025.5	6,814.3
Acquisition adjustments	(273.9)	(413.3)	900.8	213.6
Currency and other adjustments	(25.1)	(66.1)	20.0	(71.2)
Balance at December 31, 2018 (1)	2,256.6	1,753.8	2,946.3	6,956.7
Acquisitions			14.2	14.2
Currency and other adjustments		0.1	33.8	33.9
Balance at December 31, 2019 (1)	$2,256.6	$1,753.9	$2,994.3	$7,004.8

(1)	Net of accumulated impairment losses of $19.4 million ($10.5 million in The Americas Group, $8.1 million in the Consumer Brands Group and $0.8 million in the Performance Coatings Group).
A summary of the Company’s carrying value of intangible assets is as follows:

	Finite-Lived Intangible Assets					Trademarks With Indefinite Lives (1)	Total Intangible Assets
	Software	Customer Relationships	Intellectual Property	All Other	Subtotal
December 31, 2019
Gross	$166.4	$3,062.8	$1,730.3	$312.9	$5,272.4
Accumulated amortization	(134.8)	(527.5)	(223.5)	(260.5)	(1,146.3)
Net value	$31.6	$2,535.3	$1,506.8	$52.4	$4,126.1	$608.4	$4,734.5

December 31, 2018
Gross	$165.2	$3,103.7	$1,730.3	$315.0	$5,314.2
Accumulated amortization	(127.3)	(326.3)	(137.0)	(256.2)	(846.8)
Net value	$37.9	$2,777.4	$1,593.3	$58.8	$4,467.4	$734.2	$5,201.6

December 31, 2017
Gross	$165.0	$3,361.7	$1,774.0	$329.4	$5,630.1
Accumulated amortization	(116.6)	(129.6)	(51.7)	(257.5)	(555.4)
Net value	$48.4	$3,232.1	$1,722.3	$71.9	$5,074.7	$927.7	$6,002.4

(1)
Trademarks with indefinite lives as of December 31, 2019 is net of accumulated impairment losses of $122.1 million. There were no material accumulated impairment losses as of December 31, 2018 and 2017.

Amortization of finite-lived intangible assets is estimated as follows for the next five years: $298.7 million in 2020, $297.9 million in 2021, $296.3 million in 2022, $293.9 million in 2023 and $291.3 million in 2024.
Although the Company believes its estimates of fair value related to reporting units and indefinite-lived trademarks are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact and future impairment charges may be required.

NOTE 7 – DEBT
The table below summarizes the carrying value of the Company's outstanding debt, net of capitalized debt issuance costs:

	Due Date	2019	2018	2017
3.45% Senior Notes (1)	2027	$1,486.8	$1,485.0	$1,483.2
4.50% Senior Notes (1)	2047	1,230.1	1,229.4	1,228.6
2.95% Senior Notes	2029	790.7
2.75% Senior Notes (1)	2022	757.1	1,242.9	1,240.8
3.80% Senior Notes	2049	542.5
3.125% Senior Notes (1)	2024	497.0	496.3	495.6
2.25% Senior Notes (1)	2020	428.6	1,496.0	1,493.1
4.20% Senior Notes (2)	2022	411.3	416.8	422.4
3.45% Senior Notes	2025	398.0	397.6	397.3
4.55% Senior Notes	2045	394.3	394.1	393.9
3.95% Senior Notes (2)	2026	359.3	360.8	362.4
4.00% Senior Notes	2042	296.4	296.3	296.1
Floating Rate Loan	2021	251.9	257.4	269.2
3.30% Senior Notes (2)	2025	249.4	249.3	249.2
4.40% Senior Notes (2)	2045	239.2	238.7	238.3
7.375% Debentures	2027	119.1	119.0	119.0
0.92% Fixed Rate Loan	2021	22.4	22.9	23.9
7.45% Debentures	2097	3.5	3.5	3.5
0.53% to 8.00% Promissory Notes	Through 2027	2.9	3.3	3.7
7.25% Senior Notes (2)	2019		306.0	319.4
Term Loan	2022			847.3
Total (3)		8,480.5	9,015.3	9,886.9
Less amounts due within one year		429.8	307.2	1.2
Long-term debt		$8,050.7	$8,708.1	$9,885.7

(1)	Senior notes issued in 2017 to fund the acquisition of Valspar.

(2)	Senior notes acquired in 2017 through the acquisition of Valspar.

(3)	Net of capitalized debt issuance costs of $50.6 million, $49.1 million and $57.9 million at December 31, 2019, 2018 and 2017, respectively.
Maturities of long-term debt are as follows for the next five years: $430.1 million in 2020; $275.2 million in 2021; $1,160.4 million in 2022, $0.3 million in 2023 and $500.1 million in 2024. Interest expense on long-term debt was $321.3 million, $343.1 million and $257.4 million for 2019, 2018 and 2017, respectively.
Among other restrictions, the Company’s notes, debentures and revolving credit agreement contain certain covenants relating to liens, ratings changes, merger and sale of assets, consolidated leverage and change of control, as defined in the agreements. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. The Company was in compliance with all covenants for all years presented.
In June 2019, the Company repurchased $60.9 million of its 2.25% Senior Notes due May 2020. This repurchase resulted in an insignificant gain.
In August 2019, the Company repurchased $1.010 billion of its 2.25% Senior Notes due May 2020 and $490.0 million of its 2.75% Senior Notes due June 2022. These repurchases resulted in a loss of $14.8 million recorded in other expense (income) - net. See Note 18.
In August 2019, the Company issued $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes are being used for general corporate purposes.
On May 16, 2017, the Company issued $6.0 billion of senior notes in a public offering. The net proceeds from the issuance of these notes were used to fund the acquisition of Valspar. See Note 3. The interest rate locks entered into in 2016 settled in March

2017 resulting in a pretax gain of $87.6 million recognized in AOCI. This gain is being amortized from AOCI to a reduction of interest expense over the terms of the notes. For the years ended December 31, 2019 and 2018, the amortization of the unrealized gain reduced interest expense by $7.8 million and $8.3 million, respectively.
On June 2, 2017, the Company closed its previously announced exchange offers and consent solicitations for the outstanding senior notes of Valspar and issued notes with an aggregate principal amount of approximately $1.478 billion. The notes are unsecured senior obligations of the Company. The Company did not receive any cash proceeds from the issuance of these notes.
In August 2017, the Company entered into a floating rate loan of €225.0 million and a fixed rate loan of €20.0 million. The floating rate loan agreement bears interest at the six-month Euro Interbank Offered Rate plus a margin. The fixed rate loan bears interest at 0.92%. The proceeds are being used for general corporate purposes. The loans mature on August 23, 2021.
In April 2016, the Company entered into agreements for a $7.3 billion Bridge Loan and a $2.0 billion Term Loan as committed financing for the Valspar acquisition. On June 1, 2017, the Company terminated the agreement for the Bridge Loan and borrowed the full $2.0 billion on the Term Loan. During 2018, the Company paid the outstanding balance on the Term Loan and the agreement was terminated.
Short-Term Borrowings
On July 19, 2018, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc., Sherwin-Williams Luxembourg S.à r.l and Sherwin-Williams UK Holding Limited (all together with the Company, the Borrowers), entered into a new five-year $2.000 billion credit agreement. This credit agreement may be used for general corporate purposes, including the financing of working capital requirements, and replaced a credit agreement dated July 16, 2015, as amended, which was terminated. This credit agreement allows the Company to extend the maturity of the facility with two one-year extension options and the Borrowers to increase the aggregate amount of the facility to $2.750 billion, both of which are subject to the discretion of each lender. In addition, the Borrowers may request letters of credit in an amount of up to $250.0 million. On October 8, 2019, the Company amended this credit agreement to, among other things, extend the maturity date to October 8, 2024. At December 31, 2019 and 2018, there were no short-term borrowings under this credit agreement.
In September 2017, the Company entered into a five-year letter of credit agreement, subsequently amended on multiple dates, with an aggregate availability of $625.0 million at December 31, 2019. On May 6, 2016, the Company entered into a five-year credit agreement, subsequently amended on multiple dates. The 2016 credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $875.0 million at December 31, 2019. Both of these credit agreements are being used for general corporate purposes. At December 31, 2019 and 2018, there were no borrowings outstanding under these credit agreements. There were $350.0 million of borrowings outstanding at December 31, 2017.
Borrowings outstanding under the Company's domestic commercial paper program at December 31, 2019, 2018 and 2017 were $191.9 million, $291.4 million and $274.8 million, respectively with a weighted average interest rate of 2.1%, 3.0% and 1.9%, respectively. Borrowings outstanding under various foreign programs were $12.8 million, $37.0 million and $9.0 million at December 31, 2019, 2018 and 2017, respectively with a weighted average interest rate of 4.3%, 9.3% and 3.2%, respectively.
NOTE 8 – PENSION, HEALTH CARE AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company provides pension benefits to substantially all full-time employees through primarily noncontributory defined contribution or defined benefit plans and certain health care and life insurance benefits to domestic active employees and eligible retirees. In accordance with the Retirement Benefits Topic of the ASC, the Company recognizes an asset for overfunded defined benefit pension or other postretirement benefit plans and a liability for unfunded or underfunded plans. In addition, actuarial gains and losses and prior service costs of such plans are recorded in AOCI. The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension cost (credit) and net periodic benefit cost.
Health Care Plans
The Company provides certain domestic health care plans that are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 27,030, 26,323 and 26,565 active employees entitled to receive benefits under these plans at December 31, 2019, 2018 and 2017, respectively. The cost of these benefits for active employees, which includes claims incurred and claims incurred but not reported, amounted to $301.6 million, $298.8 million and $281.2 million for 2019, 2018 and 2017, respectively.

Defined Contribution Pension Plans
The Company’s annual contribution for its domestic defined contribution pension plan was $72.7 million, $65.2 million and $38.4 million for 2019, 2018 and 2017, respectively. The contribution percentage ranges from two percent to seven percent of compensation for covered employees based on an age and service formula. Assets in employee accounts of the domestic defined contribution pension plan are invested in various investment funds as directed by the participants. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
The Company’s annual contributions for its foreign defined contribution pension plans, which are based on various percentages of compensation for covered employees up to certain limits, were $24.5 million, $19.5 million and $10.5 million for 2019, 2018 and 2017, respectively. Assets in employee accounts of the foreign defined contribution pension plans are invested in various investment funds. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
Defined Benefit Pension Plans
Prior to December 31, 2017, the Company had one salaried and one hourly domestic defined benefit pension plan. In connection with the acquisition of Valspar (see Note 3), the Company acquired Valspar's domestic defined benefit pension plan. Effective December 31, 2017, the three domestic defined benefit pension plans were merged into one plan. In 2018, this plan was split into two separate overfunded plans: one that will continue to operate, and one that was frozen and subsequently terminated during 2018 (Terminated Plan). Active participants in the Terminated Plan were moved to the Company's domestic defined contribution plan (Qualified Replacement Plan). The Company settled the liabilities of the Terminated Plan through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefit payments. The lump sum payments were paid in December 2018 and resulted in a settlement charge of $37.6 million in 2018. During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the Terminated Plan. The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan is being used, as prescribed in the applicable regulations, to fund Company contributions to the Qualified Replacement Plan. During 2019, the Company transferred the remaining surplus of $242.2 million to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company common stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715.
At December 31, 2019, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $103.0 million, fair value of plan assets of $125.9 million and excess plan assets of $22.9 million. The plan was funded in accordance with all applicable regulations at December 31, 2019. At December 31, 2018, the domestic defined benefit pension plans were overfunded, with a projected benefit obligation of $524.7 million, fair value of plan assets of $777.0 million and excess plan assets of $252.3 million. At December 31, 2017, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $916.2 million, fair value of plan assets of $1.189 billion and excess plan assets of $272.4 million.
The Company has thirty-one foreign defined benefit pension plans, twelve of which were acquired through the acquisition of Valspar. At December 31, 2019, twenty-six of the Company’s foreign defined benefit pension plans were unfunded or underfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and deficiencies of plan assets of $208.3 million, $236.6 million, $143.8 million and $92.8 million, respectively.
The Company expects to make the following benefit payments for all domestic and foreign defined benefit pension plans: $13.5 million in 2020; $13.1 million in 2021; $14.0 million in 2022; $15.3 million in 2023; $16.5 million in 2024; and $88.9 million in 2025 through 2029. The Company expects to contribute $4.6 million to the foreign plans in 2020.
The estimated net actuarial losses and prior service costs for the defined benefit pension plans that are expected to be amortized from AOCI into the net pension costs in 2020 are $1.0 million and $1.4 million, respectively.

The following table summarizes the components of the net pension costs and AOCI related to the defined benefit pension plans:

	Domestic Defined Benefit Pension Plans			Foreign Defined Benefit Pension Plans
	2019	2018	2017	2019	2018	2017
Net pension cost (credit):
Service cost	$3.5	$7.3	$21.7	$5.9	$8.2	$7.0
Interest cost	4.8	32.2	31.1	9.4	9.5	8.2
Expected return on plan assets	(5.3)	(53.0)	(48.3)	(10.3)	(10.8)	(9.0)
Amortization of prior service cost	1.4	3.5	1.4
Amortization of actuarial losses			6.2	1.0	1.5	1.8
Ongoing pension cost (credit)	4.4	(10.0)	12.1	6.0	8.4	8.0
Settlement cost (credit)	32.4	37.6	(2.0)	0.3	(0.4)	0.1
Curtailment cost		0.8
Net pension cost	36.8	28.4	10.1	6.3	8.0	8.1
Other changes in plan assets and projected benefit obligation recognized in AOCI (before taxes):
Net actuarial (gains) losses arising during the year	(22.0)	29.9	(65.8)	13.2	(5.1)	(14.0)
Prior service cost arising during the year	3.1	4.6	0.8
Amortization of actuarial losses			(6.2)	(1.0)	(1.5)	(1.8)
Amortization of prior service cost	(1.4)	(3.5)	(1.4)
(Loss) gain recognized for settlement	(32.4)	(37.6)	2.0	(0.3)	0.4	(0.1)
Prior service cost recognized for curtailment		(0.8)
Loss arising from curtailment		(0.8)		(0.7)
Exchange rate gain (loss) recognized during the year				1.0	(2.0)	4.2
Total recognized in AOCI	(52.7)	(8.2)	(70.6)	12.2	(8.2)	(11.7)
Total recognized in net pension cost and AOCI	$(15.9)	$20.2	$(60.5)	$18.5	$(0.2)	$(3.6)

Service cost is recorded in Cost of goods sold and Selling, general and administrative expense. All other components of Net pension costs are recorded in Other expense (income) - net.
The Company employs a total return investment approach for the domestic and foreign defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies. The target allocations for plan assets are 35% – 65% equity securities and 35% – 55% fixed income securities.
The following tables summarize the fair value of the defined benefit pension plan assets at December 31, 2019, 2018 and 2017. The presentation is in accordance with the Retirement Benefits Topic of the ASC.

	Fair value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$115.7	$7.9	$107.8
Fixed income investments (2)	173.4	29.7	143.7
Other assets (3)	36.6		36.6
Total investments in fair value hierarchy	325.7	$37.6	$288.1
Investments measured at NAV or its equivalent (4)	88.3
Total investments	$414.0

	Fair value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$215.8	$124.0	$91.8
Fixed income investments (2)	609.9	462.8	147.1
Other assets (3)	38.4		38.4
Total investments in fair value hierarchy	864.1	$586.8	$277.3
Investments measured at NAV or its equivalent (4)	166.4
Total investments	$1,030.5

	Fair value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$515.0	$409.9	$105.1
Fixed income investments (2)	380.9	146.8	234.1
Other assets (3)	39.2		39.2
Total investments in fair value hierarchy	935.1	$556.7	$378.4
Investments measured at NAV or its equivalent (4)	533.5
Total investments	$1,468.6

(1)	This category includes actively managed equity assets that track primarily to the S&P 500.

(2)	This category includes government and corporate bonds that track primarily to the Barclays Capital Aggregate Bond Index.

(3)	This category includes real estate and pooled investment funds.

(4)
This category includes pooled investment funds and private equity funds that are measured at NAV or its equivalent using the practical expedient. Therefore, these investments are not classified in the fair value hierarchy.

As of December 31, 2018 and December 31, 2017 there were 300,000 shares of the Company's common stock with a market value of $118.0 million and $123.0 million, respectively, included as equity investments in the domestic defined benefit pension plan assets. There were no shares of the Company’s common stock included as equity investments in the domestic defined benefit pension plan assets at December 31, 2019 due to the wind-up of the Terminated Plan.

The following table summarizes the obligations, plan assets and assumptions used for the defined benefit pension plans, which are all measured as of December 31:

	Domestic Defined Benefit Pension Plans			Foreign Defined Benefit Pension Plans
	2019	2018	2017	2019	2018	2017
Accumulated benefit obligations at end of year	$97.2	$521.0	$913.4	$331.7	$280.0	$308.2
Projected benefit obligations:
Balances at beginning of year	$524.7	$916.2	$632.8	$315.8	$349.6	$206.9
Service cost	3.5	7.3	21.7	5.9	8.2	7.0
Interest cost	4.8	32.2	31.1	9.4	9.5	8.2
Actuarial losses (gains)	4.4	(13.6)	68.0	36.2	(21.0)	(4.0)
Acquisition			246.9			115.1
Contributions and other	3.1	3.8	0.8	0.7	1.6	1.4
Settlements	(429.3)	(379.1)	(43.4)	(6.6)	(6.3)	(0.8)
Effect of foreign exchange				7.8	(16.3)	22.9
Benefits paid	(8.2)	(42.1)	(41.7)	(8.5)	(9.5)	(7.1)
Balances at end of year	103.0	524.7	916.2	360.7	315.8	349.6
Plan assets:
Balances at beginning of year	777.0	1,188.6	847.0	253.5	280.0	165.0
Actual returns on plan assets	31.7	9.6	182.0	33.3	(4.9)	16.3
Acquisition			244.7			82.3
Contributions and other				7.7	8.3	6.1
Settlements	(429.3)	(379.1)	(43.4)	(6.6)	(6.3)	(0.8)
Transfer related to plan termination	(245.3)
Effect of foreign exchange				8.7	(14.1)	18.2
Benefits paid	(8.2)	(42.1)	(41.7)	(8.5)	(9.5)	(7.1)
Balances at end of year	125.9	777.0	1,188.6	288.1	253.5	280.0
Excess (deficient) plan assets over projected benefit obligations	$22.9	$252.3	$272.4	$(72.6)	$(62.3)	$(69.6)
Assets and liabilities recognized in the Consolidated Balance Sheets:
Deferred pension assets	$22.9	$252.3	$272.4	$20.1	$18.4	$24.3
Other accruals				(2.3)	(2.7)	(2.5)
Other long-term liabilities				(90.4)	(78.0)	(91.4)
	$22.9	$252.3	$272.4	$(72.6)	$(62.3)	$(69.6)
Amounts recognized in AOCI:
Net actuarial losses	$(2.0)	$(56.4)	$(64.8)	$(37.9)	$(25.7)	$(33.9)
Prior service costs	(7.4)	(5.7)	(5.5)
	$(9.4)	$(62.1)	$(70.3)	$(37.9)	$(25.7)	$(33.9)
Weighted-average assumptions used to determine projected benefit obligations:
Discount rate	3.44%	3.60%	3.60%	2.17%	3.04%	2.73%
Rate of compensation increase	3.00%	3.17%	3.33%	3.08%	3.65%	3.69%
Weighted-average assumptions used to determine net pension costs:
Discount rate	3.60%	3.60%	4.15%	3.04%	2.73%	3.88%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	4.09%	3.84%	4.75%
Rate of compensation increase	3.17%	3.33%	3.30%	3.65%	3.69%	4.33%

Postretirement Benefits Other Than Pensions
Employees of the Company hired in the United States prior to January 1, 1993 who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for health care and life insurance benefits upon retirement, subject to the terms of the unfunded plans. There were 3,481, 3,498 and 3,486 retired employees entitled to receive such postretirement benefits at December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the obligation and the assumptions used for postretirement benefits other than pensions:

	Postretirement Benefits Other than Pensions
	2019	2018	2017
Benefit obligation:
Balance at beginning of year - unfunded	$274.6	$290.8	$265.1
Service cost	1.5	2.0	2.1
Interest cost	11.2	10.2	10.8
Acquisition			17.0
Actuarial loss (gain)	12.8	(9.1)	11.6
Plan amendments		(0.1)
Benefits paid	(19.6)	(19.2)	(15.8)
Balance at end of year - unfunded	$280.5	$274.6	$290.8
Liabilities recognized in the Consolidated Balance Sheets:
Postretirement benefits other than pensions	$(263.0)	$(257.6)	$(274.7)
Other accruals	(17.5)	(17.0)	(16.1)
	$(280.5)	$(274.6)	$(290.8)
Amounts recognized in AOCI:
Net actuarial losses	$(45.1)	$(32.8)	$(44.1)
Prior service credits	1.1	6.1	12.6
	$(44.0)	$(26.7)	$(31.5)
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.22%	4.21%	3.61%
Health care cost trend rate - pre-65	6.38%	6.69%	7.00%
Health care cost trend rate - post-65	5.25%	4.94%	5.00%
Prescription drug cost increases	9.00%	9.75%	11.00%
Employer Group Waiver Plan (EGWP) trend rate	9.00%	9.75%	11.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.21%	3.61%	4.10%
Health care cost trend rate - pre-65	6.69%	7.00%	6.00%
Health care cost trend rate - post-65	4.94%	5.00%	5.50%
Prescription drug cost increases	9.75%	11.00%	10.50%

The following table summarizes the components of the net periodic benefit cost and AOCI related to postretirement benefits other than pensions:

	Postretirement Benefits Other than Pensions
	2019	2018	2017
Net periodic benefit cost (credit):
Service cost	$1.5	$2.0	$2.1
Interest cost	11.2	10.2	10.8
Amortization of actuarial losses	0.5	2.3
Amortization of prior service credit	(5.0)	(6.6)	(6.6)
Net periodic benefit cost	8.2	7.9	6.3
Settlement credit			(9.3)
Net periodic benefit cost (credit)	8.2	7.9	(3.0)

Other changes in projected benefit obligation recognized in AOCI (before taxes):
Net actuarial loss (gain) arising during the year	12.8	(9.0)	11.6
Prior service credit arising during the year		(0.1)
Amortization of actuarial losses	(0.5)	(2.3)
Settlement cost			9.3
Amortization of prior service credit	5.0	6.6	6.6
Total recognized in AOCI	17.3	(4.8)	27.5
Total recognized in net periodic benefit cost and AOCI	$25.5	$3.1	$24.5

The estimated net actuarial losses and prior service (credits) for postretirement benefits other than pensions that are expected to be amortized from AOCI into net periodic benefit cost in 2020 are $2.0 million and $(1.1) million, respectively.
The assumed health care cost trend rate and prescription drug cost increases used to determine the net periodic benefit cost for postretirement health care benefits for 2020 both decrease in each successive year until reaching 4.5% in 2026.

The Company expects to make retiree health care benefit cash payments as follows:

Expected Cash Payments
2020	$17.5
2021	16.8
2022	17.2
2023	17.2
2024	18.7
2025 through 2029	88.3
Total expected benefit cash payments	$175.7

NOTE 9 – LEASES
The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating lease agreements. Operating lease right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The majority of the ROU asset and lease liability balances relate to the retail operations of The Americas Group.
Most leases include one or more options to renew. The exercise of lease renewal options is at the Company's discretion and is not reasonably certain at lease commencement. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement is entered into by the Company. The Company has made an accounting policy election by class of underlying asset to not apply the recognition requirements of ASC 842 to short-term leases. As a result, certain leases with a term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. Most leases do not contain an implicit discount rate. Therefore, the Company’s estimated incremental borrowing rate based on information available at the time of lease inception is used to discount lease payments to present value. Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective optional transition method, electing to not restate prior periods. As a result, the required comparative period disclosures below are reported in accordance with the previous accounting standard, ASC 840.
Additional lease information is summarized below:

	2019	2018	2017
Operating lease cost (1)	$452.9	$552.7	$464.6
Short-term lease cost (2)	39.7
Variable lease cost	73.6	68.2	63.3

Operating cash outflows from operating leases (2)	$430.9
Leased assets obtained in exchange for new operating lease liabilities (2)	$346.4

(1)	Operating lease cost for comparative periods includes short-term lease cost in accordance with ASC 840 disclosure requirements.

(2)	Disclosure was not required for comparative periods under ASC 840.
At December 31, 2019, the weighted average remaining lease term and discount rate for operating leases was 6.0 years and 3.9%, respectively.
The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized on the balance sheet as of December 31, 2019. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

Year Ending December 31,
2020	$430.3
2021	377.1
2022	315.4
2023	248.5
2024	187.9
Thereafter	401.9
Total lease payments	1,961.1
Amount representing interest	(218.8)
Present value of operating lease liabilities	$1,742.3

During 2018, the Company completed transactions to sell and subsequently leaseback certain real estate properties and received proceeds totaling $225.3 million. The transactions were accounted for as financing transactions primarily due to the Company's continuing involvement resulting from the length of the lease term in comparison to the remaining economic life of the real estate properties. The financing transactions have related future obligations of $212.4 million at December 31, 2019.
NOTE 10 – OTHER LONG-TERM LIABILITIES
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
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are not discounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided. The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2019, 2018 and 2017, the Company had accruals reported on the balance sheet as Other long-term liabilities of $314.8 million, $322.5 million and $179.6 million, respectively. Estimated costs of current investigation and remediation activities of $57.6 million, $51.0 million and $28.6 million are included in Other accruals at December 31, 2019, 2018 and 2017, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $115.5 million higher than the minimum accruals at December 31, 2019. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites ("Major Sites") account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at December 31, 2019. At December 31, 2019, $320.1 million, or 86.0% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $115.5 million at December 31, 2019, $91.3 million, or 79.0%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
The largest and most complex of the Major Sites is the Gibbsboro, New Jersey site ("Gibbsboro") which comprises the substantial majority of the environmental-related accrual. Gibbsboro, a former manufacturing plant, and related areas, which ceased operations in 1978, has had various areas included on the National Priorities List since 1999. This location has soil, waterbodies, and groundwater contamination related to the historic operations of the facility. Gibbsboro has been divided by the Environmental Protection Agency ("EPA") into six operable units ("OUs") based on location and characteristics, whose investigation and remediation efforts are likely to occur over an extended period of time. Each of the OUs are in various phases of investigation and remediation with the EPA that provide enough information to reasonably estimate cost ranges and record environmental-related accruals. The most significant assumptions underlying the reliability and precision of remediation cost estimates for the Gibbsboro site are the type and extent of future remedies to be selected by the EPA and the costs of implementing those remedies.
The remaining three Major Sites comprising the majority of the accrual include (1) a multi-party Superfund site that has received a record of decision from the federal EPA and is currently in the remedial design phase for one operable unit and for which a remedial investigation/feasibility study has been submitted for another operable unit, (2) a closed paint manufacturing facility that is in the operation and maintenance phase of remediation under both federal and state EPA programs, and (3) a formerly-owned site containing warehouse and office space that is in the remedial investigation phase under a state EPA program. Each of these three Major Sites are in phases of investigation and remediation that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
Excluding the Major Sites discussed above, no sites are individually material to the total accrual balance. There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution, and securing applicable governmental agency approvals, all of which have the potential to contribute to the uncertainty surrounding these future events. As these events occur and to the extent that the cost estimates of the environmental remediation change, the existing reserve will be adjusted.

Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At December 31, 2019, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
The Company accrued $136.3 million for this litigation in the third quarter of 2018. During the third quarter of 2019, the Company reduced its accrual by $59.6 million as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million to the plaintiffs in accordance with the agreement. The next payment of $12.0 million is due on September 22, 2020 and is included in current liabilities, while the remaining $64.7 million is included in other long-term liabilities.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. The plaintiffs filed a motion for remand in each action on January 7, 2019, which the defendants opposed. The federal trial court remanded each action on June 5, 2019. The defendants asked the federal court to stay the order of remand pending appeal, which the federal court granted on June 27, 2019, and the defendants filed a notice of appeal with the United States Court of Appeals for the Third Circuit. On August 12, 2019, the defendants filed their opening brief with the Third Circuit, to which the plaintiffs filed their opposition brief on September 11, 2019, and the defendants filed their reply brief on October 2, 2019. The Third Circuit took the appeal under submission without oral argument, and the parties are awaiting the Third Circuit’s decision.

In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees.
In October 2018, the Company filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company's rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendant Erie County on November 9, 2018 and defendant York County on November 21, 2018. Defendant Delaware County filed a motion to dismiss the Complaint, which the federal trial court granted on October 4, 2019. The Company appealed the federal trial court’s dismissal on November 1, 2019 and filed its opening brief in the Third Circuit on January 21, 2020.
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
In Maniya Allen, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, cases involving six of the 146 plaintiffs were selected for discovery. In Dijonae Trammell, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, discovery for one of the three plaintiffs was consolidated with the six Allen cases referenced above. The parties have selected four of the cases to proceed to expert discovery and to prepare for trial. On November 14, 2019, the District Court issued an order scheduling trial in the four cases to commence on June 15, 2020.
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the Company and other defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants filed a petition with the Supreme Court of Illinois for discretionary review. By order entered January 31, 2019, that court allowed defendants’ petition for leave to appeal. The defendants filed their opening brief in the Supreme Court of Illinois on April 11, 2019, to which the plaintiffs filed a response brief on June 17, 2019. The defendants filed their reply brief on July 15, 2019. Oral argument was held before the Supreme Court of Illinois on November 14, 2019, and the parties are awaiting the decision.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. Oral argument regarding those motions occurred on October 24, 2019, and those motions remain pending before the trial court. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in California discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The Company intends to vigorously defend against this litigation.
NOTE 12 – CAPITAL STOCK
At December 31, 2019, there were 300,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance. Of the authorized serial preferred stock, 3,000,000 shares are designated as cumulative redeemable serial preferred and 1,000,000 shares are designated as convertible serial preferred stock. Under the 2006 Equity and Performance Incentive Plan (2006 Employee Plan), 23,700,000 shares may be issued or transferred. An aggregate of 8,258,768, 9,643,433 and 10,715,939 shares of common stock at December 31, 2019, 2018 and 2017, respectively, were reserved for the exercise and future grants of option rights and future grants of restricted stock and restricted stock units. See Note 14 for additional information related to stock-based compensation. Shares outstanding shown in the following table included 489,783, 489,647 and 489,260 shares of common stock held in a revocable trust at December 31, 2019, 2018 and 2017, respectively. The revocable trust is used to accumulate assets for the purpose of funding the ultimate obligation of certain non-qualified benefit plans. Transactions between the Company and the trust are accounted for in accordance with the Deferred Compensation – Rabbi Trusts Subtopic of the Compensation Topic of the ASC, which requires the assets held by the trust be consolidated with the Company’s accounts.

	Shares in Treasury	Shares Outstanding
Balance at January 1, 2017	23,577,411	93,013,031
Shares tendered as payment for option rights exercised	16,545	(16,545)
Shares issued for exercise of option rights		969,936
Shares tendered in connection with vesting of restricted stock units	82,777	(82,777)
Balance at December 31, 2017	23,676,733	93,883,645
Shares tendered as payment for option rights exercised	1,159	(1,159)
Shares issued for exercise of option rights		661,599
Shares tendered in connection with vesting of restricted stock units	52,144	(52,144)
Net shares issued for vesting of restricted stock units		149,821
Treasury stock purchased	1,525,000	(1,525,000)
Balance at December 31, 2018	25,255,036	93,116,762
Shares tendered as payment for option rights exercised	3,838	(3,838)
Shares issued for exercise of option rights		901,878
Shares tendered in connection with vesting of restricted stock units	55,095	(55,095)
Net shares issued for vesting of restricted stock units		160,132
Treasury stock purchased	1,675,000	(1,675,000)
Shares transferred from defined benefit pension plan (1)	300,000	(300,000)
Balance at December 31, 2019	27,288,969	92,144,839

(1)
Shares were transferred from the Company's terminated domestic defined benefit pension plan surplus assets in connection with the plan's termination. See Note 8. In accordance with ASC 715, the transferred shares are treated as treasury stock.

NOTE 13 – STOCK PURCHASE PLAN
As of December 31, 2019, 41,946 employees contributed to the Company’s ESOP, a voluntary defined contribution plan available to all eligible salaried employees. Participants are allowed to contribute, on a pretax or after-tax basis, up to the lesser of twenty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. Such participant contributions may be invested in a variety of investment funds or a Company common stock fund and may be exchanged between investments as directed by the participant. Participants are permitted to diversify both future and prior Company matching contributions previously allocated to the Company common stock fund into a variety of investment funds.
The Company made contributions to the ESOP on behalf of participating employees, representing amounts authorized by employees to be withheld from their earnings, of $180.5 million, $170.3 million and $138.7 million in 2019, 2018 and 2017, respectively. The Company’s matching contributions to the ESOP charged to operations were $111.9 million, $104.7 million and $90.7 million for 2019, 2018 and 2017, respectively.
At December 31, 2019, there were 8,433,722 shares of the Company’s common stock being held by the ESOP, representing 9.2% of the total number of voting shares outstanding. Shares of Company common stock credited to each member’s account under the ESOP are voted by the trustee under instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.
NOTE 14 – STOCK-BASED COMPENSATION
The 2006 Employee Plan authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 23,700,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Company issues new shares upon exercise of option rights and vesting of restricted stock units (RSUs). The Employee Plan permits the granting of option rights, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees. At December 31, 2019, no appreciation rights, performance shares or performance units had been granted under the 2006 Employee Plan.
The 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 200,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Nonemployee Director Plan permits the granting of option rights, appreciation rights, restricted stock and RSUs to members of the Board of Directors who are not employees of the Company. At December 31, 2019, no option rights or appreciation rights had been granted under the Nonemployee Director Plan.
In connection with the acquisition of Valspar (see Note 3), the Company assumed certain outstanding RSUs of Valspar granted under the Amended and Restated 2015 Omnibus Equity Plan. Upon close of the acquisition, the Valspar RSUs were converted into RSUs relating to common stock of the Company.
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. At December 31, 2019, the Company had total unrecognized stock-based compensation expense of $143.1 million that is expected to be recognized over a weighted-average period of 1.06 years. Stock-based compensation expense during 2019, 2018 and 2017 was $101.7 million, $82.6 million and $90.3 million, respectively. The related tax benefit was $25.1 million, $20.5 million and $34.3 million during 2019, 2018 and 2017, respectively. Excess tax benefits from share-based payments are recognized as an income tax benefit in the statement of consolidated income when options are exercised and RSUs vest. For the years ended December 31, 2019, 2018 and 2017, the Company's excess tax benefit from options exercised and RSUs vested reduced the income tax provision by $65.2 million, $43.4 million, and $86.5 million respectively.
Option Rights
The fair value of the Company’s option rights was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted:

	2019	2018	2017
Risk-free interest rate	1.64%	2.99%	1.97%
Expected life of option rights	5.05 years	5.05 years	5.05 years
Expected dividend yield of stock	.87%	.89%	0.85%
Expected volatility of stock	.232	.211	.213

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of option rights was calculated using a scenario analysis model. Historical data was used to aggregate the holding period from actual exercises, post-vesting cancellations and hypothetical assumed exercises on all outstanding option rights. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. Expected volatility of stock was calculated using historical and implied volatilities.
Grants of option rights for non-qualified and incentive stock options have been awarded to certain officers and key employees under the 2006 Employee Plan. The option rights generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to option rights granted to eligible employees amounted to $67.8 million at December 31, 2019. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period, net of estimated forfeitures based on historical activity, and is expected to be recognized over a weighted-average period of 1.10 years.
The weighted-average per share grant date fair value of options granted during 2019, 2018 and 2017 was $116.41, $90.86 and $77.14, respectively. The total intrinsic value of option rights exercised during 2019, 2018, and 2017 was $285.8 million, $190.2 million and $255.5 million, respectively. The total fair value of options vested during 2019, 2018 and 2017 was $43.2 million, $38.6 million and $31.3 million, respectively. There were no outstanding option rights for nonemployee directors at December 31, 2019, 2018 and 2017.
A summary of the Company’s non-qualified and incentive stock option right activity is shown in the following table:

	2019			2018			2017
	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	4,485,249	$238.53		4,646,313	$204.33		5,163,709	$163.61
Granted	498,886	549.32		565,336	410.00		689,506	377.84
Exercised	(902,166)	171.37		(662,218)	137.03		(1,154,698)	123.16
Forfeited	(40,312)	380.13		(60,288)	327.08		(49,977)	267.02
Expired	(1,928)	345.68		(3,894)	238.26		(2,227)	236.97
Outstanding at end of year	4,039,729	$290.45	$1,184.0	4,485,249	$238.53	$704.2	4,646,313	$204.33	$955.8
Exercisable at end of year	2,973,656	$226.51	$1,061.7	3,274,780	$188.48	$671.3	3,288,237	$156.43	$833.9

The weighted-average remaining term for options outstanding at the end of 2019, 2018 and 2017 was 6.02, 6.09 and 6.28 years, respectively. The weighted-average remaining term for options exercisable at the end of 2019, 2018 and 2017 was 4.95, 5.01 and 5.11 years, respectively.
Shares reserved for future grants of option rights, restricted stock and RSUs were 4,217,446, 5,135,822 and 6,041,092 at December 31, 2019, 2018 and 2017, respectively.
RSUs
Grants of RSUs, which generally require three years of continuous employment from the date of grant before vesting and receiving the stock without restriction, have been awarded to certain officers and key employees under the 2006 Employee Plan. The February 2019, 2018 and 2017 grants consisted of performance-based awards that vest at the end of a three-year period based on the Company’s achievement of specified financial and operating performance goals relating to earnings per share and return on net assets employed.
Unrecognized compensation expense with respect to grants of RSUs to eligible employees amounted to $73.6 million at December 31, 2019 and is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 0.93 years.
Grants of RSUs have been awarded to nonemployee directors under the Nonemployee Director Plan. These grants generally vest and stock is received without restriction to the extent of one-third of the RSUs for each year following the date of grant. Unrecognized compensation expense with respect to grants of RSUs to nonemployee directors amounted to $1.7 million at December 31, 2019 and is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted-average period of 0.96 years.
A summary of the Company’s RSU activity for the years ended December 31 is shown in the following table:

	2019	2018	2017
Outstanding at beginning of year	290,402	335,796	397,326
Granted	131,275	116,636	112,647
Exchanged Valspar awards (net of forfeitures)			51,009
Vested	(168,730)	(150,576)	(215,433)
Forfeited	(4,775)	(11,454)	(9,753)
Outstanding at end of year	248,172	290,402	335,796

The weighted-average per share fair value of RSUs granted during 2019, 2018 and 2017 was $432.55, $404.08 and $313.88, respectively.

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)
The components of accumulated other comprehensive loss (income) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net (Losses) Gains on Cash Flow Hedges	Total
Balance at January 1, 2017	$(501.3)	$(125.1)	$1.0	$85.0	$(540.4)
Amounts recognized in AOCI	148.0	48.0	2.1	(30.8)	167.3
Amounts reclassified from AOCI		(7.8)	(0.8)	(3.2)	(11.8)
Balance at December 31, 2017	(353.3)	(84.9)	2.3	51.0	(384.9)
Adjustment to initially adopt ASU 2016-01			(2.3)		(2.3)
Amounts recognized in AOCI	(254.3)	(13.5)			(267.8)
Amounts reclassified from AOCI		31.3		(6.2)	25.1
Balance at December 31, 2018	(607.6)	(67.1)	—	44.8	(629.9)
Reclassifications from AOCI to Retained earnings for adoption of ASU 2018-02		(19.3)		11.0	(8.3)
Amounts recognized in AOCI	(49.8)	(5.1)			(54.9)
Amounts reclassified from AOCI		22.3		(8.7)	13.6
Balance at December 31, 2019	$(657.4)	$(69.2)	$—	$47.1	$(679.5)

NOTE 16 – FAIR VALUE MEASUREMENTS
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and cash equivalents: The carrying amounts reported for Cash and cash equivalents approximate fair value.

•	Short-term investments: The carrying amounts reported for short-term investments approximate fair value.

•	Investments in securities: Investments classified as available-for-sale are carried at fair market value. See the recurring fair value measurements table below.

•	Short-term borrowings: The carrying amounts reported for Short-term borrowings approximate fair value.

•
Long-term debt (including current portion): The fair values of the Company’s publicly traded debt are based on quoted market prices. The fair values of the Company’s non-publicly traded debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company's publicly traded debt and non-traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy. See the debt table below.

The following table summarizes the Company’s assets and liabilities measured on a recurring basis in accordance with the Fair Value Measurements and Disclosures Topic of the ASC:

	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$61.1	$29.9	$31.2
Net investment hedge asset (2)	1.5		1.5
	$62.6	$29.9	$32.7	—

Liabilities:
Deferred compensation plan liabilities (3)	$76.9	$76.9
	$76.9	$76.9	—	—

(1)
The deferred compensation plan assets consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor quotes. The cost basis of the investment funds is $54.8 million.

(2)
The net investment hedge asset is the fair value of the cross currency swap (see Note 1). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rate.

(3)
The deferred compensation plan liabilities are the Company’s liabilities under its deferred compensation plans. The liabilities represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.

Except for the acquisition-related fair value measurements described in Note 3 and the impairment described in Note 6, there were no assets and liabilities measured at fair value on a nonrecurring basis. The acquisition and impairment-related fair value measurements qualified as level 3 measurements.
The table below summarizes the carrying amounts and fair values of the Company's publicly traded debt and non-traded debt.

	December 31,
	2019		2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,203.2	$8,735.8	$8,731.7	$8,330.2	$8,742.7	$9,054.3
Non-traded debt	277.3	270.7	283.6	272.7	1,144.2	1,088.6

NOTE 17 – REVENUE
On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (ASC 606) using the modified retrospective method applied to all contracts. Financial results included in the Company's Consolidated Financial Statements for the years ended December 31, 2019 and 2018 are presented under ASC 606, while the year ended December 31, 2017 is presented under the previous accounting standard, ASC 605. The only significant change that resulted from the adoption of ASC 606 was that certain advertising support that was previously classified as Selling, general and administrative expenses is now classified as a reduction of revenue. This reclassification had no effect on Net income, and therefore, there was no adjustment to the opening balance of Retained earnings.
The Company manufactures and sells paint, stains, supplies, equipment and floor covering through company-operated stores, branded and private label products through retailers, and a broad range of industrial coatings directly to global manufacturing customers through company-operated branches. A large portion of the Company’s revenue is recognized at a point in time and made to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. These sales are paid for at the time of sale in cash, credit card or on account with the vast majority of customers having terms between 30 and 60 days, not to exceed one year. Many customers who purchase on account take advantage of early payment discounts offered by paying within 30 days of being invoiced. The Company uses both historical information and current trends to estimate the expected amount of discounts to which customers are likely to be entitled.
The remaining revenue is governed by long-term supply agreements and related purchase orders (“contracts”) that specify shipping terms and aspects of the transaction price including rebates, discounts and other sales incentives, such as advertising support. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Refer to Note 21 for the Company's disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at January 1, 2019	$2,018.8	$51.7	$215.4	$277.1	$17.9
Balance at December 31, 2019	2,088.9	50.5	178.2	242.8	10.4

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.
Provisions for returns are established and the expected costs continue to be recognized as contra-revenue per ASC 606 when the products are sold. The Company only offers an assurance type warranty on products sold, and there is no material service to the customer beyond fixing defects that existed at the time of sale and no warranties are sold separately.
Warranty liabilities are excluded from the table above and discussed in Note 1. Amounts recognized during the year from deferred revenue were not material. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.
NOTE 18 – OTHER EXPENSE (INCOME)
Other General Expense - Net
Included in Other general expense - net were the following:

	2019	2018	2017
Provisions for environmental matters - net	$23.0	$176.3	$15.4
Loss on sale or disposition of assets	16.1	12.8	5.5
Total	$39.1	$189.1	$20.9

Provisions for environmental matters–net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. During 2018, the Company reached a series of agreements on remediation plans at one of the Company's four major sites, resulting in a significant increase to provisions for environmental matters–net for 2018. See Note 10 for further details on the Company’s environmental-related activities.
The loss on sale or disposition of assets represents the net realized losses associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
Other Expense (Income) - Net
Included in Other expense (income) - net were the following:

	2019	2018	2017
Dividend and royalty income	$(12.0)	$(4.3)	$(7.6)
Loss on extinguishment of debt (see Note 7)	14.8
Net expense from banking activities	10.7	9.7	9.8
Foreign currency transaction related losses	19.7	7.5	0.5
Domestic pension plan settlement expense	32.4	37.6
Miscellaneous pension expense (income)	8.0	(10.8)	(15.7)
Indirect tax credits	(38.7)
Other income	(32.8)	(32.2)	(32.6)
Other expense	14.6	12.6	12.9
Total	$16.7	$20.1	$(32.7)

The Net expense from banking activities includes the net expense relating to changes in the Company’s financing fees.
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at December 31, 2019, 2018 and 2017.
See Note 8 for information on the Domestic pension plan settlement expense and Miscellaneous pension expense (income).
Indirect tax credits includes a gain of $33.5 million recognized by Sherwin-Williams do Brasil Industria e Comercio Ltda. (Sherwin-Williams Brazil) in the fourth quarter of 2019 related to the recovery of certain social contribution (PIS/COFINS) taxes paid over gross sales including ICMS receipts, a type of state level value-added tax in Brazil. In 2014, Sherwin-Williams Brazil filed a lawsuit against the Brazilian tax authorities to challenge the inclusion of ICMS on the PIS/COFINS tax base. During 2019, Sherwin-Williams Brazil received a favorable final, non-appealable decision against the Brazilian tax authorities. Upon clarification regarding monetization of the credits, the Company recognized the benefit. The Brazilian Office of the Attorney General of the National Treasury has sought clarification from the Brazilian Federal Supreme Court of certain matters, including the amount (i.e. gross or net credit amount) and timing of these credits. Clarification is expected to be provided in the first half of 2020. If the Brazilian tax authorities challenge the amount or timing of these credits, the Company may become subject to new litigation related to the indirect tax credits already monetized or it could affect the Company's ability to monetize future indirect tax credits.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within Other income or Other expense that were individually significant at December 31, 2019, 2018 and 2017.
NOTE 19 – INCOME TAXES
During 2019, the Company recorded an increase to the tax provision of $74.3 million related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds with DC Solar Solutions, Inc. and certain of its affiliates (“DC Solar”). During 2011 and 2013 through 2017, the Company invested in legal entities ("Funds") that purchased mobile solar generators from DC Solar. In December 2018, the Company became aware of an ongoing investigation by federal authorities, which included the seizure of DC Solar's assets. The Company promptly initiated an investigation. During the second quarter of 2019, based on additional information revealed during the course of the investigation, the Company determined that it is more likely than not that the tax benefits expected to be received by the Company related to its investments in the Funds will no longer be ultimately realizable. The facts relating to Company investments in the Funds continue to be developed and there are, and will continue to be, material differences in facts relevant to each Fund, as well as to funds owned by other investors. The ultimate tax results relating to the Company's investments continue to be uncertain. The Company’s management will continue to use its best judgment based upon the facts and circumstances related to the Company's investments in the Funds when determining the scope and timing of disclosures. The Company continues to participate with other fund investors to gather facts and obtain expert advice in assessing its tax position in these investments.
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering corporate income tax rates from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Staff Accounting Bulletin (SAB) No. 118 provided a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under the Tax Act.
In accordance with SAB No. 118, based on the information available as of December 31, 2017 the Company recorded a provisional reduction of income taxes of $607.9 million as a result of the Tax Act. The Company’s deferred tax liabilities were reduced by $560.2 million due to the lower income tax rate. The remaining $47.7 million is the effects of the implementation of the territorial tax system and the remeasurement of U.S. deferred tax liabilities on unremitted foreign earnings.
During the second quarter of 2018, the Company made purchase accounting adjustments related to the Valspar acquisition which resulted in the reversal of $27.5 million of income tax benefits related to the remeasurement of U.S. deferred tax liabilities. No other material adjustments were made under SAB No. 118 for the 2018 tax year. The Company completed its analysis of the Tax Act and finalized its accounting in the fourth quarter of 2018.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Deferred tax assets:
Exit costs, environmental and other similar items	$83.5	$84.5	$50.2
Employee related and benefit items	129.3	97.0	104.1
Operating lease liabilities	430.6
Other items	204.0	161.6	113.2
Total deferred tax assets	847.4	343.1	267.5

Deferred tax liabilities:
Depreciation and amortization	1,232.6	1,303.6	1,506.7
LIFO inventories	80.5	64.5	66.5
Operating lease right-of-use assets	417.8
Other items	28.1	29.5	49.7
Total deferred tax liabilities	1,759.0	1,397.6	1,622.9

Net deferred tax liabilities	$911.6	$1,054.5	$1,355.4

As of December 31, 2019, the Company’s net deferred income tax liability relates primarily to deferred tax liabilities recorded for intangible assets acquired through the Valspar acquisition.
Netted against the Company’s other deferred tax assets were valuation allowances of $84.6 million, $73.5 million and $44.1 million at December 31, 2019, 2018 and 2017, respectively. The increase in the valuation allowance in 2019 is primarily due to net operating losses of certain foreign subsidiaries, as well as foreign tax credit carryforwards due to uncertainty of their realization. The Company has $21.3 million of domestic net operating loss carryforwards acquired through acquisitions that have expiration dates through the tax year 2037, foreign tax credits of $22.5 million that expire in calendar years 2027 through 2029 and foreign net operating losses of $311.9 million. The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that range from the tax years 2019 to 2039.

Significant components of the provisions for income taxes were as follows:

	2019	2018	2017
Current:
Federal	$440.1	$288.8	$269.3
Foreign	71.1	53.2	53.5
State and local	60.4	52.4	39.3
Total current	571.6	394.4	362.1
Deferred:
Federal	(83.7)	(102.1)	(486.6)
Foreign	(32.3)	(35.3)	(42.3)
State and local	(15.1)	(6.0)	(91.8)
Total deferred	(131.1)	(143.4)	(620.7)
Total provisions (credits) for income taxes	$440.5	$251.0	$(258.6)

Under provisions of the Tax Act, the Company received an income tax benefit of $10.4 million and $8.6 million in 2019 and 2018, respectively, related to foreign derived intangible income and incurred income tax expense of $7.9 million and $5.5 million in 2019 and 2018, respectively, related to Global Intangible Low Taxed Income (GILTI). The Company has made an accounting policy election to record GILTI as a period cost.
Significant components of income before income taxes as used for income tax purposes, were as follows:

	2019	2018	2017
Domestic	$1,899.6	$1,309.3	$1,415.6
Foreign	82.2	50.4	53.7
	$1,981.8	$1,359.7	$1,469.3

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Effect of:
State and local income taxes	2.3	3.2	2.1
Investment vehicles	(1.3)	(1.2)	(1.4)
Domestic production activities			(3.1)
Employee share-based payments	(3.3)	(3.2)	(5.9)
Research and development credits	(1.1)	(1.3)	(0.9)
Amended returns and refunds	0.1	(1.6)	(0.9)
Tax credit reversal	3.7
Other - net	0.8	(0.3)	(0.4)
Subtotal	22.2%	16.6%	24.5%
Effect of:
Tax Act		1.9	(40.8)
Subsidiary mergers			(4.2)
Reported effective tax rate	22.2%	18.5%	(20.5)%

The increase in the effective tax rate for 2019 compared to 2018 was primarily due to an increase to the 2019 tax provision of $74.3 million related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds with DC Solar. In addition, the Company had received tax benefits in 2018 from filing amended U.S. income tax returns. The Company did not receive any significant tax benefits in 2019 related to amended returns. Due to the expiration of various state statutes that reduced potential audit exposure, favorable adjustments to 2018 state income tax returns filed in 2019 and the recognition of favorable tax attributes related to state tax credits the negative impact of state and local income taxes decreased in 2019 compared to 2018. The tax benefit related to employee share based payments in 2019 was consistent with the benefit in 2018. There were no significant adjustments recorded in the 2019 tax year related to the Tax Act.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company’s 2013, 2014, 2015, and 2016 income tax returns. No significant adjustments have been proposed by the IRS at this point in the audits. As of December 31, 2019, the federal statute of limitations has not expired for the 2013 through 2018 tax years.
As of December 31, 2019, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2018. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at beginning of year	$89.5	$59.0	$32.8
Additions from the Valspar acquisition		12.4	18.9
Additions based on tax positions related to the current year	14.9	12.9	6.8
Additions for tax positions of prior years	107.9	11.0	4.0
Reductions for tax positions of prior years	(3.6)	(2.0)	(1.2)
Settlements		(1.4)	(0.3)
Lapses of statutes of limitations	(5.7)	(2.4)	(2.0)
Balance at end of year	$203.0	$89.5	$59.0

The increase in unrecognized tax benefits was primarily due to the reversal of tax benefits recognized in previous tax years from federal renewable energy tax credit funds as discussed above. Other increases in the balance of unrecognized tax benefits at December 31, 2019 were related to a number of positions taken on current and amended income tax returns filed in the U.S. federal, and various state and foreign jurisdictions. At December 31, 2019, 2018 and 2017, the Company had unrecognized tax benefits of $195.3 million, $83.0 million, $49.5 million, respectively, the recognition of which would have an effect on the effective tax rate.
Included in the balance of unrecognized tax benefits at December 31, 2019 is $17.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. During the year ended December 31, 2019, there was an increase in income tax interest and penalties of $1.6 million. There was an increase in income tax interest and penalties of $4.9 million and a decrease of $.8 million for the years ended December 31, 2018 and 2017, respectively. The Company accrued $26.2 million, $24.8 million and $14.6 million at December 31, 2019, 2018 and 2017, respectively, for the potential payment of interest and penalties.

NOTE 20 – NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	2019	2018	2017
Basic
Average shares outstanding	91,803,528	92,992,457	92,908,638

Net income:
Continuing operations	$1,541.3	$1,108.7	$1,769.5
Discontinued operations			(41.6)
Net income	$1,541.3	$1,108.7	$1,727.9

Basic net income per share:
Continuing operations	$16.79	$11.92	$19.04
Discontinued operations			(0.44)
Net income per share	$16.79	$11.92	$18.60

Diluted
Average shares outstanding	91,803,528	92,992,457	92,908,638
Stock options and other contingently issuable shares (1)	1,601,213	1,938,586	1,931,157
Non-vested restricted stock grants	42,101	57,027	87,418
Average shares outstanding assuming dilution	93,446,842	94,988,070	94,927,213

Net income:
Continuing operations	$1,541.3	$1,108.7	$1,769.5
Discontinued operations			(41.6)
Net income	$1,541.3	$1,108.7	$1,727.9

Diluted net income per share:
Continuing operations	$16.49	$11.67	$18.64
Discontinued operations			(0.44)
Net income per share	$16.49	$11.67	$18.20

(1)	Stock options and other contingently issuable shares excludes 449,167, 28,321 and 638,795 shares at December 31, 2019, 2018 and 2017, respectively, due to their anti-dilutive effect.
NOTE 21 – REPORTABLE SEGMENT INFORMATION
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
The Company’s CODM has been identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessment and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on segment profit or loss and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1 of this report.

The Americas Group consisted of 4,758 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2019. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. The Americas Group company-owned stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The Americas Group sells a variety of architectural paints, coatings and related products through dedicated dealers, home centers, distributors, hardware stores and other retailers throughout Latin America. The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. At December 31, 2019, The Americas Group consisted of operations from subsidiaries in 10 foreign countries. During 2019, this segment opened 62 net new stores, consisting of 94 new stores opened (83 in the United States, 7 in Canada, and 4 in South America) and 32 stores closed (6 in the United States, 17 in South America and 9 in Mexico). In 2018 and 2017, this segment opened 76 and 101 net new stores, respectively. The CODM uses discrete financial information about The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paints, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in Australia, New Zealand, China and Europe. The Consumer Brands Group also supports the Company's other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 57% of the total sales of the Consumer Brands Group in 2019 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2019, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 6 foreign countries. Sales and marketing of certain controlled brand and private labeled products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 281 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2019, this segment opened 3 new branches and closed 4 branches for a net decrease of 1 branch. At December 31, 2019, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 45 foreign countries. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
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

Net external sales of all consolidated foreign subsidiaries were $3.679 billion, $4.028 billion and $2.960 billion for 2019, 2018 and 2017, respectively.
Long-lived assets consisted of Property, plant and equipment, Goodwill, Intangible assets, Operating lease right-of-use assets, Deferred pension assets and Other assets. The aggregate total of long-lived assets for the Company was $15.865 billion, $14.790 billion and, $15.493 billion at December 31, 2019, 2018 and 2017, respectively. Long-lived assets of consolidated foreign subsidiaries totaled $3.211 billion, $3.290 billion and $3.691 billion at December 31, 2019, 2018 and 2017, respectively.
Total Assets of the Company were $20.496 billion, $19.134 billion and $19.900 billion at December 31, 2019, 2018 and 2017, respectively. Total assets of consolidated foreign subsidiaries were $4.829 billion, $4.809 billion and $5.254 billion, which represented 23.6%, 25.1% and 26.4% of the Company’s total assets at December 31, 2019, 2018 and 2017, respectively.
No single geographic area outside the United States was significant relative to consolidated net external sales or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all years presented.
In the reportable segment financial information that follows, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Identifiable assets were those directly identified with each reportable segment. The Administrative segment assets consisted primarily of cash and cash equivalents, investments, deferred pension assets and headquarters property, plant and equipment. The margin for each reportable segment was based upon total net sales and intersegment transfers. Domestic intersegment transfers were primarily accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs for paint products. Non-paint domestic and all international intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. All intersegment transfers are eliminated within the Administrative segment.

	2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$10,171.9	$2,676.8	$5,049.2	$2.9	$17,900.8
Intersegment transfers		3,607.0	116.2	(3,723.2)	—
Total net sales and intersegment transfers	$10,171.9	$6,283.8	$5,165.4	$(3,720.3)	$17,900.8
Segment profit	$2,056.5	$373.2	$379.1		$2,808.8
California litigation expense adjustment				$34.7	34.7
Interest expense				$(349.3)	(349.3)
Administrative expenses and other				(512.4)	(512.4)
Income before income taxes	$2,056.5	$373.2	$379.1	$(827.0)	$1,981.8
% to net external sales	20.2%	13.9%	7.5%
Identifiable assets	$5,399.1	$5,600.8	$8,175.6	$1,320.7	$20,496.2
Capital expenditures	73.3	133.4	84.2	38.0	328.9
Depreciation	72.2	81.1	70.9	37.9	262.1
Amortization	4.8	90.3	212.9	4.8	312.8

	2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$9,625.1	$2,739.1	$5,166.4	$3.9	$17,534.5
Intersegment transfers	0.5	3,460.2	22.4	(3,483.1)
Total net sales and intersegment transfers	$9,625.6	$6,199.3	$5,188.8	$(3,479.2)	$17,534.5
Segment profit	$1,898.4	$261.1	$452.1		$2,611.6
California litigation expense				$(136.3)	(136.3)
Interest expense				$(366.7)	(366.7)
Administrative expenses and other				(748.9)	(748.9)
Income before income taxes	$1,898.4	$261.1	$452.1	$(1,251.9)	$1,359.7
% to net external sales	19.7%	9.5%	8.8%
Identifiable assets	$4,070.9	$5,385.3	$8,535.2	$1,142.9	$19,134.3
Capital expenditures	69.5	95.7	60.8	25.0	251.0
Depreciation	72.3	88.8	77.6	39.5	278.2
Amortization	4.8	97.5	210.7	5.1	318.1

	2017
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$9,117.3	$2,154.7	$3,706.1	$5.7	$14,983.8
Intersegment transfers	6.0	3,162.1	22.4	(3,190.5)	—
Total net sales and intersegment transfers	$9,123.3	$5,316.8	$3,728.5	$(3,184.8)	$14,983.8
Segment profit	$1,769.5	$202.8	$262.8		$2,235.1
Interest expense				$(263.5)	(263.5)
Administrative expenses and other				(502.3)	(502.3)
Income from continuing operations before income taxes	$1,769.5	$202.8	$262.8	$(765.8)	$1,469.3
% to net external sales	19.4%	9.4%	7.1%
Identifiable assets	$4,358.9	$5,816.0	$8,264.8	$1,459.8	$19,899.5
Capital expenditures	69.2	95.1	36.8	21.7	222.8
Depreciation	75.0	91.8	69.0	49.2	285.0
Amortization	4.1	60.7	135.3	6.7	206.8

NOTE 22 – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following tables summarize the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018.

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year (1)
Net sales	$4,040.9	$4,877.8	$4,867.7	$4,114.4	$17,900.8
Gross profit	1,735.1	2,181.4	2,225.6	1,894.0	8,036.1
Net income	245.2	471.0	576.5	248.6	1,541.3
Net income per share:
Basic	$2.67	$5.13	$6.28	$2.71	$16.79
Diluted	$2.62	$5.03	$6.16	$2.66	$16.49

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year (1)
Net sales	$3,965.0	$4,773.8	$4,731.5	$4,064.2	$17,534.5
Gross profit	1,686.9	2,038.6	2,010.4	1,682.7	7,418.6
Net income	250.1	403.6	354.0	101.0	1,108.7
Net income per share:
Basic	$2.68	$4.34	$3.80	$1.09	$11.92
Diluted	$2.62	$4.25	$3.72	$1.07	$11.67

(1)
The sum of the quarterly earnings per share data may not equal the full year amount as the computations of the weighted average shares outstanding for each quarter and the full year are calculated independently.

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
Internal Control Over Financial Reporting
The “Report of Management on Internal Control over Financial Reporting” and the “Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” are set forth in Item 8.
During 2019, the Company implemented technology, processes and controls related to the global recording of right-of-use assets and lease liabilities in connection with with the adoption of ASC 842, "Leases" as described in Notes 2 and 9 to the Consolidated Financial Statements in Item 8. There were no other changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors and director nominees is set forth under the captions “Proposal 1 – Election of Directors” and "Director Compensation" in our Proxy Statement, which is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2019. Please refer to the information set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
Executive Officers
The information regarding our executive officers is set forth under the caption “Information About Our Executive Officers” in Part I of this report, which is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
To the extent disclosure of any delinquent form under Section 16(a) of the Securities Exchange Act of 1934 is made by the Company, such disclosure will be set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement, which is incorporated herein by reference.
Audit Committee
The information regarding the Audit Committee of our Board of Directors and the information regarding audit committee financial experts are set forth under the caption “Board Meetings and Committees” in our Proxy Statement, which is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Conduct, which applies to all directors and employees, including our executive officers, of Sherwin-Williams and our subsidiaries wherever located. Our Code of Conduct contains the general guidelines and principles for conducting Sherwin-Williams' business consistent with the highest standards of business ethics. Under our Code of Ethics for Senior Financial Management, our chief executive officer, chief financial officer and senior financial management are responsible for creating and maintaining a culture of high ethical standards and of commitment to compliance throughout our company to ensure the fair and timely reporting of Sherwin-Williams' financial results and condition. Senior financial management includes the controller, the treasurer, the principal financial/accounting personnel in our operating groups and divisions, and all other financial/accounting personnel within our corporate departments and operating groups and divisions with staff supervision responsibilities. Please refer to the information set forth under the caption “Corporate Governance – Code of Conduct” in our Proxy Statement, which is incorporated herein by reference. Our Code of Conduct and Code of Ethics for Senior Financial Management are available on our Investor Relations website, investors.sherwin-williams.com.
We intend to disclose on our Investor Relations website, investors.sherwin-williams.com, any amendment to, or waiver from, a provision of our Code of Conduct or Code of Ethics for Senior Financial Management that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth under the captions “2019 Director Compensation Table,” “Director Compensation Program,” “Compensation Committee Report,” “Compensation Risk Assessment,” “Compensation Discussion and Analysis” and “Executive Compensation” in our Proxy Statement, which is incorporated herein by reference.

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

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018 and 2017 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in the allowance for doubtful accounts were as follows:

(millions of dollars)	2019	2018	2017
Beginning balance	$45.9	$53.0	$40.5
Bad debt expense	53.1	38.2	42.7
Uncollectible accounts written off, net of recoveries	(62.5)	(45.3)	(30.2)
Ending balance	$36.5	$45.9	$53.0

Changes in deferred tax asset valuation allowances were as follows:

(millions of dollars)	2019	2018	2017
Beginning balance	$73.5	$44.1	$17.3
Additions (deductions) (1)	7.4	10.6	(0.5)
Acquired balances	3.7	18.8	27.3
Ending balance	$84.6	$73.5	$44.1

(1) Additions (deductions) did not have a material impact on the Income Statement in 2019, 2018 or 2017.

(3) Exhibits

2.
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

	(b)	Regulations of the Company, as amended and restated October 17, 2018, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 2018, and incorporated herein by reference.

4.	(a)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

(b)
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

(m)
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

(r)
Thirteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, astrustee, dated August 26, 2019 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

(s)
Fourteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated August 26, 2019 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

(t)
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

(u)
Amendment No. 1 to Credit Agreement, dated as of October 8, 2019, by and among the Company,Sherwin-Williams Canada Inc., Sherwin-Williams Luxembourg S.à r.l. and Sherwin-Williams UK Holding Limited, as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A. as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 11, 2019, and incorporated herein by reference.

(v)
Credit Agreement, dated as of May 9, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

(w)
Agreement for Letter of Credit, dated as of May 9, 2016, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

(x)
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

(y)
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

(z)
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

(aa)
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

(bb)
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

(cc)
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

(dd)
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

(ee)
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

(ff)
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

(gg)
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

(hh)
Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A., filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

(ii)
Assignable Loan Agreement, dated as of August 17, 2017, relating to a Floating Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as Borrower, the Company, as Guarantor, and Citibank Europe plc, UK Branch, as Lender, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

(jj)
Assignable Loan Agreement, dated as of August 17, 2017, relating to a Fixed Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as Borrower, the Company, as Guarantor, and Citibank Europe plc, UK Branch, as Lender, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

(kk)
Credit Agreement, dated as of September 11, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent and Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

(ll)
Continuing Agreement for Standby Letters of Credit, dated as of September 11, 2017, by and among the Company and Goldman Sachs Bank USA, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

(mm)
First Amendment to Credit Agreement, dated as of October 30, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2017, and incorporated herein by reference.

(nn)
Second Amendment to Credit Agreement, dated as of September 6, 2018, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 6, 2018, and incorporated herein by reference.

(oo)
First Amendment to Continuing Agreement for Standby Letters of Credit, dated as of September 6, 2018, by and among the Company and Goldman Sachs Bank USA, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

10.	**(a)	Forms of Amended and Restated Severance Agreements filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

	**(b)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(a) above (filed herewith).

	**(c)	Amended and Restated Aircraft Time Sharing Agreement between the Company and John G. Morikis, dated October 1, 2019 (filed herewith).

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

**(g)	The Valspar Corporation Nonqualified Deferred Compensation Plan filed as Exhibit 10.2 to The Valspar Corporation’s Current Report on Form 8-K dated May 15, 2014, and incorporated herein by reference.

**(h)
Amendment to Valspar Corporation Nonqualified Deferred Compensation Plan and Adoption Agreement filed as Exhibit 10.1 to The Valspar Corporation’s Current Report on Form 8-K dated September 27, 2016, and incorporated herein by reference.

**(i)
The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of January 1, 2019) filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

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

**(o)
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

**(q)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

**(r)
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

**(u)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

**(v)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

**(w)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

**(x)
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

**(aa)
The Sherwin-Williams Company Key Employee Separation Plan as Amended and Restated Effective March 1, 2019 filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2018, and incorporated herein by reference.

21.	Subsidiaries (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24. (a)	Powers of Attorney (filed herewith).

(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31. (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32. (a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.
**	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2020.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2020.

* JOHN G. MORIKIS	Chairman and Chief Executive Officer, Director (Principal Executive Officer)
John G. Morikis
* ALLEN J. MISTYSYN	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Allen J. Mistysyn
* JANE M. CRONIN	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Jane M. Cronin
* KERRII B. ANDERSON	Director
Kerrii B. Anderson
* ARTHUR F. ANTON	Director
Arthur F. Anton
* JEFF M. FETTIG	Director
Jeff M. Fettig
* DAVID F. HODNIK	Director
David F. Hodnik
* RICHARD J. KRAMER	Director
Richard J. Kramer
* SUSAN J. KROPF	Director
Susan J. Kropf
* CHRISTINE A. POON	Director
Christine A. Poon
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* STEVEN H. WUNNING	Director
Steven H. Wunning

*
The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	MARY L. GARCEAU	February 21, 2020
Mary L. Garceau, Attorney-in-fact