Form 10-Q
period 2020-03-31
SHERWIN WILLIAMS CO
filed 2020-04-29
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended March 31, 2020
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

Common Stock, $1.00 Par Value – 90.8 million shares as of March 31, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(millions of dollars, except share and per share data)	Three Months Ended March 31,
	2020	2019
Net sales	$4,146.7	$4,040.9
Cost of goods sold	2,257.0	2,305.8
Gross profit	1,889.7	1,735.1
Percent to net sales	45.6%	42.9%
Selling, general and administrative expenses	1,307.6	1,244.0
Percent to net sales	31.5%	30.8%
Other general expense (income) - net	3.7	(0.5)
Amortization	78.1	78.8
Interest expense	86.2	91.0
Interest and net investment income	(0.6)	(0.4)
Other expense - net	22.4	23.3
Income before income taxes	392.3	298.9
Income taxes	70.6	53.7
Net income	$321.7	$245.2

Net income per common share:
Basic	$3.53	$2.67
Diluted	$3.46	$2.62

Weighted average shares outstanding:
Basic	91,075,973	91,952,828
Diluted	92,859,944	93,668,728

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(millions of dollars)	Three Months Ended
	March 31,
	2020	2019
Net income	$321.7	$245.2

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments (1)	(218.7)	7.9

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive (loss) income (2)	0.6	(0.4)
	0.6	(0.4)

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive (loss) income (3)	(3.5)	(1.5)
	(3.5)	(1.5)

Other comprehensive (loss) income	(221.6)	6.0

Comprehensive income	$100.1	$251.2

(1)	The three months ended March 31, 2020 includes unrealized gains of $9.2 million, net of taxes of $(2.9) million, related to the net investment hedges. See Note 12 for additional information.

(2)	Net of taxes of $(0.2) million and $0.1 million in the three months ended March 31, 2020 and 2019, respectively.

(3)	Net of taxes of $1.2 million and $0.5 million in the three months ended March 31, 2020 and 2019, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$238.5	$161.8	$94.4
Accounts receivable, less allowance	2,291.5	2,088.9	2,339.6
Inventories	1,954.8	1,889.6	1,993.4
Other current assets	443.2	491.4	387.8
Total current assets	4,928.0	4,631.7	4,815.2
Property, plant and equipment, net	1,829.5	1,835.2	1,763.0
Goodwill	6,958.7	7,004.8	6,956.4
Intangible assets	4,585.4	4,734.5	5,127.1
Operating lease right-of-use assets	1,683.4	1,685.6	1,663.4
Other assets	585.3	604.4	636.5
Total assets	$20,570.3	$20,496.2	$20,961.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,051.5	$204.7	$824.8
Accounts payable	1,958.4	1,876.3	1,894.0
Compensation and taxes withheld	438.0	552.7	400.8
Accrued taxes	106.5	85.7	128.9
Current portion of long-term debt	429.5	429.8	303.9
California litigation accrual	12.0	12.0	136.3
Current portion of operating lease liabilities	371.1	371.6	356.5
Other accruals	853.2	989.1	955.4
Total current liabilities	5,220.2	4,521.9	5,000.6
Long-term debt	8,289.2	8,050.7	8,702.6
Postretirement benefits other than pensions	262.8	263.0	258.7
Deferred income taxes	949.5	969.9	1,128.8
Long-term operating lease liabilities	1,373.7	1,370.7	1,371.4
Other long-term liabilities	1,185.8	1,196.7	1,039.4
Shareholders’ equity:
Common stock—$1.00 par value:
90.8 million, 92.1 million and 92.3 million shares outstanding
at March 31, 2020, December 31, 2019 and March 31, 2019, respectively	119.7	119.4	118.7
Other capital	3,215.5	3,153.0	2,945.6
Retained earnings	7,562.7	7,366.9	6,386.9
Treasury stock, at cost	(6,707.7)	(5,836.5)	(5,358.9)
Accumulated other comprehensive loss	(901.1)	(679.5)	(632.2)
Total shareholders' equity	3,289.1	4,123.3	3,460.1
Total liabilities and shareholders’ equity	$20,570.3	$20,496.2	$20,961.6

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(millions of dollars)	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net income	$321.7	$245.2
Adjustments to reconcile net income to net operating cash:
Depreciation	66.5	64.7
Non-cash lease expense	93.8	90.7
Amortization of intangible assets	78.1	78.8
Loss on extinguishment of debt	21.3
Amortization of credit facility and debt issuance costs	1.9	2.2
Stock-based compensation expense	20.1	23.1
Provisions for environmental-related matters	2.2	0.6
Defined benefit pension plans net cost	1.9	35.2
Deferred income taxes	9.5	(2.6)
Other	1.1	7.4
Change in working capital accounts - net	(430.1)	(500.4)
Change in operating lease liabilities	(89.1)	(80.6)
Costs incurred for environmental-related matters	(7.9)	(4.6)
Other	(36.1)	4.3
Net operating cash	54.9	(36.0)

INVESTING ACTIVITIES
Capital expenditures	(106.6)	(51.4)
Proceeds from sale of assets	2.3	2.8
Decrease (increase) in other investments	6.4	(23.6)
Net investing cash	(97.9)	(72.2)

FINANCING ACTIVITIES
Net increase in short-term borrowings	849.7	496.2
Proceeds from long-term debt	999.0
Payments of long-term debt	(771.2)
Payments for credit facility and debt issuance costs	(10.0)
Payments of cash dividends	(122.9)	(104.8)
Proceeds from stock options exercised	30.0	24.9
Treasury stock purchased	(890.3)	(305.1)
Proceeds from treasury stock issued	57.4
Other	(26.0)	(59.8)
Net financing cash	115.7	51.4

Effect of exchange rate changes on cash	4.0	(4.3)
Net increase (decrease) in cash and cash equivalents	76.7	(61.1)
Cash and cash equivalents at beginning of year	161.8	155.5
Cash and cash equivalents at end of period	$238.5	$94.4

Income taxes paid	$18.3	$16.1
Interest paid	82.7	57.9

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
Net income			321.7			321.7
Other comprehensive loss					(221.6)	(221.6)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(890.3)		(890.3)
Treasury stock issued		13.5		43.9		57.4
Stock-based compensation activity	0.3	48.7		(24.8)		24.2
Other adjustments		0.3				0.3
Cash dividends -- $1.34 per share			(122.9)			(122.9)
Balance at March 31, 2020	$119.7	$3,215.5	$7,562.7	$(6,707.7)	$(901.1)	$3,289.1

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	$118.4	$2,896.4	$6,246.5	$(4,900.7)	$(629.9)	$3,730.7
Net income			245.2			245.2
Other comprehensive income					6.0	6.0
Adjustment to initially adopt ASU 2016-02			(8.4)			(8.4)
Adjustment to initially adopt ASU 2018-02			8.3		(8.3)	—
Treasury stock purchased				(305.1)		(305.1)
Treasury stock transferred from defined benefit pension plan				(131.8)		(131.8)
Stock-based compensation activity	0.3	47.6		(21.3)		26.6
Other adjustments		1.6	0.1			1.7
Cash dividends -- $1.13 per share			(104.8)			(104.8)
Balance at March 31, 2019	$118.7	$2,945.6	$6,386.9	$(5,358.9)	$(632.2)	$3,460.1

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended March 31, 2020 and 2019
NOTE 1—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
There have been no significant changes in significant accounting policies since December 31, 2019, except as described in Note 2. Accounting estimates were revised as necessary during the first three months of 2020 based on new information and changes in facts and circumstances. Certain amounts in the 2019 condensed consolidated financial statements have been reclassified to conform to the 2020 presentation.
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on inventory valuations and other matters, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2019.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2020 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASC 326). This ASU replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The Company adopted ASU 2016-13 using the modified retrospective transition method. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2020 and did not have a material impact on the Company's results of operations, financial condition or liquidity. See Note 3 for additional information.
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
Refer to Note 17 for the Company's disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company has made payments or credits for rebates or incentives at the beginning of a long-term contract where future revenue is expected and before satisfaction of performance obligations. Under these circumstances, the Company recognizes a contract asset and amortizes these prepayments over the expected benefit life of the long-term contract typically on a straight-line basis.
The majority of variable consideration in the Company’s contracts include a form of volume rebate, discounts, and other incentives, where the customer receives a retrospective percentage rebate based on the amount of their purchases. In these situations, the rebates are accrued as a fixed percentage of sales and recorded as a reduction of net sales until paid to the customer per the terms of the contract. Forms of variable consideration such as tiered rebates, whereby a customer receives a retrospective price decrease dependent on the volume of their purchases, are calculated using a forecasted percentage to determine the most likely amount to accrue. Management creates a baseline calculation using historical sales and then utilizing forecast information, estimates the anticipated sales volume each quarter to calculate the expected reduction to sales. The remainder of the transaction price is fixed as agreed upon with the customer, limiting estimation of revenues including constraints.
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2019	$2,088.9	$50.5	$178.2	$242.8	$10.4
Balance at March 31, 2020	2,291.5	61.2	169.0	175.6	10.6

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
Warranty liabilities are excluded from the table above. Amounts recognized during the quarter from deferred revenue were not material. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.
Allowance for Credit Losses
The Company's primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Accounts receivable balance to the estimated net realizable value. The allowance was based on an analysis of historical bad debts, a review of the aging of Accounts receivable and the current creditworthiness of customers. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in Selling, general and administrative expenses. The adoption of ASU 2016-13 as of January 1, 2020 did not result in a material cumulative effect adjustment upon adoption, however during the first quarter of 2020, the Company recognized $15.1 million of bad debt expense for incremental expected credit losses. See Note 2 for additional information.
The following table summarizes the movement in the Company's allowance for doubtful accounts:

Balance at December 31, 2019	$36.5
Adjustment upon adoption of ASU 2016-13	3.0
Bad debt expense	30.2
Uncollectible accounts written off, net of recoveries	(9.5)
Balance at March 31, 2020	$60.2

NOTE 4—INVENTORIES
Included in Inventories were the following:

	March 31,	December 31,	March 31,
	2020	2019	2019
Finished goods	$1,586.9	$1,509.6	$1,618.4
Work in process and raw materials	367.9	380.0	375.0
Inventories	$1,954.8	$1,889.6	$1,993.4

NOTE 5—GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	March 31,	December 31,	March 31,
	2020	2019	2019
Land	$238.0	$242.1	$243.7
Buildings	1,041.0	1,044.2	984.3
Machinery and equipment	2,920.1	2,952.1	2,670.9
Construction in progress	186.5	144.0	142.9
Property, plant and equipment, gross	4,385.6	4,382.4	4,041.8
Less allowances for depreciation	2,556.1	2,547.2	2,278.8
Property, plant and equipment, net	$1,829.5	$1,835.2	$1,763.0

In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
As of March 31, 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units and intangible assets. During this review, management considered the Company's current market capitalization, forecasts for reporting units, as well as the results of the annual 2019 impairment tests performed during the fourth quarter of 2019. The Company determined it was not more likely than not that the goodwill and intangible assets were impaired, and thus, a triggering event had not occurred which would require an interim impairment test to be performed.
Although the Company believes its assumptions and estimates of fair value related to reporting units and indefinite-lived trademarks are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results (including sales projections which have a significant impact on the valuation of trademarks under the royalty savings method) or other underlying assumptions could have a significant impact and future impairment charges could be required.
NOTE 6—DEBT
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes are primarily being used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net.
For further details on the Company’s debt, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 7—PENSION, HEALTH CARE AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2020	2019	2020	2019	2020	2019
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$1.1	$0.9	$1.7	$1.5	$0.4	$0.3
Interest cost	0.8	1.2	1.8	2.3	1.9	2.8
Expected return on assets	(1.5)	(1.3)	(2.6)	(2.4)
Recognition of:
Unrecognized prior service cost (credit)	0.3	0.3			(0.3)	(1.2)
Unrecognized actuarial loss			0.3	0.3	0.5	0.1
Ongoing pension cost	0.7	1.1	1.2	1.7	2.5	2.0
Settlement expense		32.4
Net periodic benefit cost	$0.7	$33.5	$1.2	$1.7	$2.5	$2.0

Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other expense - net.
During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the domestic defined benefit pension plan that was terminated in 2018. The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019.
For further details on the Company’s health care, pension and other benefits, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2020 and 2019, the Company had accruals reported on the balance sheet as Other long-term liabilities of $308.6 million and $319.0 million, respectively. Estimated costs of current investigation and remediation activities of $57.6 million and $51.0 million are included in Other accruals at March 31, 2020 and 2019, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $114.0 million higher than the minimum accruals at March 31, 2020. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites ("Major Sites") account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2020. At March 31, 2020, $315.4 million, or 86.1% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $114.0 million at March 31, 2020, $90.2 million, or 79.1%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At March 31, 2020, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.

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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In an amended complaint filed in March 2011, the plaintiffs asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A bench trial commenced in July 2013, the court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.15 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment.
The Company filed a notice of appeal to the Sixth District Court of Appeal for the State of California. On November 14, 2017, the Sixth District Court of Appeal entered its decision, which affirmed the trial court’s judgment of liability with respect to residences built before 1951 and reversed and vacated the trial court’s judgment with respect to residences built after 1950. The Sixth District Court of Appeal directed the trial court to: (i) recalculate the amount of the abatement fund to limit the fund to the amount necessary to cover the cost of inspecting and remediating pre-1951 residences; and (ii) hold an evidentiary hearing to appoint a suitable receiver. On December 22, 2017, the Company and the two other defendants submitted separate Petitions for Review to the California Supreme Court, which were subsequently denied. On July 16, 2018, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking discretionary review, which was subsequently denied. On April 17, 2018, the parties filed their briefs with the trial court regarding the recalculation of the amount of the abatement fund. The trial court subsequently ruled the amount of the abatement fund to be $409.1 million, which was later reduced to $401.1 million. The trial court also subsequently issued a tentative ruling on May 10, 2019, denying the plaintiffs’ motion for fees and costs.
On July 17, 2019, the Company, ConAgra and NL Industries reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the Company and the other two defendants collectively shall pay a total of $305.0 million, with the Company and the other two defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the Company and the other two defendants. The Company accrued $136.3 million for this litigation in the third quarter of 2018. During the third quarter of 2019, the Company reduced its accrual by $59.6 million as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million made to the plaintiffs on September 23, 2019. The next payment of $12.0 million is due on September 22, 2020 and is included in current liabilities, while the remaining $64.7 million is included in other long-term liabilities.

Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. The plaintiffs filed a motion for remand in each action on January 7, 2019, which the defendants opposed. The federal trial court remanded each action on June 5, 2019. The defendants asked the federal court to stay the order of remand pending appeal, which the federal court granted on June 27, 2019, and the defendants filed a notice of appeal with the United States Court of Appeals for the Third Circuit. On August 12, 2019, the defendants filed their opening brief with the Third Circuit, to which the plaintiffs filed their opposition brief on September 11, 2019, and the defendants filed their reply brief on October 2, 2019. The Third Circuit took the appeal under submission without oral argument. On February 26, 2020, the Third Circuit affirmed the trial court's order to remand the cases to state court.
In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees.
In October 2018, the Company filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company's rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendant Erie County on November 9, 2018 and defendant York County on November 21, 2018. Defendant Delaware County filed a motion to dismiss the Complaint, which the federal trial court granted on October 4, 2019. The Company appealed the federal trial court’s dismissal on November 1, 2019 and filed its opening brief in the Third Circuit on January 21, 2020. The plaintiffs filed their opposition brief on February 20, 2020. The Company filed its reply brief on March 12, 2020. Oral argument currently is scheduled for May 26, 2020.
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
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial commenced on May 6, 2019 and ended on May 31, 2019, with a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and

E.I. du Pont de Nemours). The Company filed a motion for judgment in its favor based on public policy factors under Wisconsin law. On September 20, 2019, the trial court denied the motion and entered judgment in favor of the plaintiffs. On October 18, 2019, the Company filed post-trial motions for judgment as a matter of law and for a new trial. On February 27, 2020, the trial court denied the Company's post-trial motion for judgment as a matter of law. On April 10, 2020, the trial court granted the Company's post-trial motion for a new trial to the extent that the damages award to Glenn Burton shall be remitted to $800,000, and denied the motion in all other respects. The Company intends to appeal the jury verdict.
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
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. Oral argument regarding those motions occurred on October 24, 2019 and those motions remain pending before the trail court. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in California discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. On February 21, 2020, the Company filed a motion to dismiss. On April 7, 2020, the plaintiffs filed a brief in opposition. The Company filed a reply brief on April 20, 2020. A hearing on the motion to dismiss is scheduled for August 7, 2020.

NOTE 10—SHAREHOLDERS' EQUITY
Dividends paid on common stock during the first quarter of 2020 and 2019 were $1.34 per share and $1.13 per share, respectively.
During the three months ended March 31, 2020, 168,152 stock options were exercised at a weighted average price per share of $179.07. In addition, 119,014 restricted stock units vested during this period.
The treasury stock transferred from defined benefit pension plan during the three months ended March 31, 2019 relates to the termination of the Company's domestic defined benefit pension plan as described in Note 7. In February 2020, the Company received proceeds of $57.4 million in conjunction with the issuance of 100,000 treasury shares to fund Company contributions to the domestic defined contribution plan.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)
The components of accumulated other comprehensive loss (income) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2019	$(657.4)	$(69.2)	$47.1	$(679.5)
Amounts recognized in AOCI	(218.7)			(218.7)
Amounts reclassified from AOCI		0.6	(3.5)	(2.9)
Balance at March 31, 2020	$(876.1)	$(68.6)	$43.6	$(901.1)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2018	$(607.6)	$(67.1)	$44.8	$(629.9)
Reclassifications from AOCI to Retained earnings for adoption of ASU 2018-02		(19.3)	11.0	(8.3)
Amounts recognized in AOCI	7.9			7.9
Amounts reclassified from AOCI		(0.4)	(1.5)	(1.9)
Balance at March 31, 2019	$(599.7)	$(86.8)	$54.3	$(632.2)

NOTE 12—DERIVATIVES AND HEDGING
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into in May 2019 to hedge the Company's net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI.
In February 2020, the Company entered into two U.S Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars. The fair value of the contracts are included in Other assets and Other liabilities on the balance sheet. See Note 13. The changes in fair value are recognized in the foreign currency translation adjustments component of AOCI. For the three months ended March 31, 2020, a net unrealized loss of $1.5 million, net of tax, was recognized in AOCI.

NOTE 13—FAIR VALUE MEASUREMENTS
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

	March 31, 2020
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$55.0	$29.6	$25.4
Net investment hedge asset (2)	2.6		2.6
	$57.6	$29.6	$28.0	$—

Liabilities:
Deferred compensation plan liabilities (3)	$65.6	$65.6
Net investment hedge liability (2)	4.7		$4.7
	$70.3	$65.6	$4.7	$—

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$61.1	$29.9	$31.2
Net investment hedge asset (2)	1.5		1.5
	$62.6	$29.9	$32.7	$—

Liabilities:
Deferred compensation plan liabilities (3)	$76.9	$76.9
	$76.9	$76.9	$—	$—

(1)
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $56.7 million and $54.8 million at March 31, 2020 and December 31, 2019, respectively.

(2)
The net investment hedge asset and liability are the fair value of the cross currency swaps (see Note 12). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.

(3)
The deferred compensation plan liabilities are the Company’s liabilities under its deferred compensation plans. The liabilities represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.

The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,694.3	$8,954.0	$8,203.2	$8,735.8
Non-publicly traded debt	24.4	23.6	277.3	270.7

NOTE 14—OTHER
Other general expense (income) - net
Included in Other general expense (income) - net were the following:

	Three Months Ended March 31,
	2020	2019
Provisions for environmental matters - net	$2.2	$0.6
Loss (gain) on sale or disposition of assets	1.5	(1.1)
Other general expense (income) - net	$3.7	$(0.5)

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
Other expense - net
Included in Other expense - net were the following:

	Three Months Ended March 31,
	2020	2019
Investment and royalty expense (income)	$2.3	$(4.8)
Loss on extinguishment of debt (see Note 6)	21.3
Net expense from banking activities	2.8	2.7
Foreign currency transaction related losses (gains)	3.9	(2.1)
Domestic pension plan settlement expense		32.4
Miscellaneous pension expense	1.2	2.1
Other income	(10.8)	(9.0)
Other expense	1.7	2.0
Other expense - net	$22.4	$23.3

Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized losses (gains) from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at March 31, 2020 and 2019.
Miscellaneous pension expense consists of the non-service components of net pension costs (credits). See Note 7 for information on Miscellaneous pension expense (income) and the Domestic pension plan settlement expense.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.

NOTE 15—INCOME TAXES
The effective tax rate was 18.0% for the first quarter of 2020, compared to 17.9% for the first quarter of 2019. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during the first quarter of 2020 and 2019. The significant components of the Company's effective tax rate were consistent year over year.
In response to the COVID-19 outbreak, global legislation concerning income taxes was passed in March 2020. The Company is still assessing the applicability of the stimulus elements within the global legislation, however, it is not expected to have a material impact on the Company's consolidated financial statements.
At December 31, 2019, the Company had $203.0 million in unrecognized tax benefits, the recognition of which would have an effect of $195.3 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2019 was $17.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2019, the Company had accrued $26.2 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2019 during the three months ended March 31, 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. No significant adjustments have been proposed by the IRS. At March 31, 2020, the federal statute of limitations had not expired for the 2013 through 2019 tax years.
At March 31, 2020, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2019. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2019.
NOTE 16—NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except share and per share data)	Three Months Ended March 31,
	2020	2019
Basic
Net income	$321.7	$245.2
Average shares outstanding	91,075,973	91,952,828
Basic net income per share	$3.53	$2.67

Diluted
Net income	$321.7	$245.2
Average shares outstanding assuming dilution:
Average shares outstanding	91,075,973	91,952,828
Stock options and other contingently issuable shares (1)	1,763,677	1,662,297
Non-vested restricted stock grants	20,294	53,603
Average shares outstanding assuming dilution	92,859,944	93,668,728
Diluted net income per share	$3.46	$2.62

(1)
There were 471,638 stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2020. There were 49,501 stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2019.

NOTE 17—REPORTABLE SEGMENT INFORMATION
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

	Three Months Ended March 31, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,305.5	$622.3	$1,217.6	$1.3	$4,146.7
Intersegment transfers		870.5	32.0	(902.5)
Total net sales and intersegment transfers	$2,305.5	$1,492.8	$1,249.6	$(901.2)	$4,146.7

Segment profit	$388.3	$83.5	$113.7		$585.5
Interest expense				(86.2)	(86.2)
Administrative expenses and other				(107.0)	(107.0)
Income before income taxes	$388.3	$83.5	$113.7	$(193.2)	$392.3

	Three Months Ended March 31, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,154.9	$654.5	$1,230.8	$0.7	$4,040.9
Intersegment transfers		792.8	28.5	(821.3)
Total net sales and intersegment transfers	$2,154.9	$1,447.3	$1,259.3	$(820.6)	$4,040.9

Segment profit	$331.1	$87.9	$98.7		$517.7
Interest expense				(91.0)	(91.0)
Administrative expenses and other				(127.8)	(127.8)
Income before income taxes	$331.1	$87.9	$98.7	$(218.8)	$298.9

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
Net external sales of all consolidated foreign subsidiaries were $827.8 million and $886.0 million for the first quarter of 2020 and 2019, respectively. Long-lived assets of these subsidiaries totaled $3.000 billion and $3.268 billion at March 31, 2020 and 2019, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets.
Export sales and sales to any individual customer were each less than 10% of consolidated sales during all periods presented.

For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
NOTE 18—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying amount of the investments, included in Other assets, was $192.4 million and $197.4 million at March 31, 2020 and 2019, respectively. The liability for estimated future capital contributions to the investments was $170.6 million and $174.3 million at March 31, 2020 and 2019, respectively.

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
The Company is structured into three reportable segments—The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 17 of Item 1 for additional information on the Company's Reportable Segments.
SUMMARY

•	Consolidated net sales increased 2.6% in the quarter to $4.15 billion

•	Net sales from stores in U.S. and Canada open more than twelve calendar months increased 7.4% in the quarter

•	Diluted net income per share increased to $3.46 per share in the quarter compared to $2.62 per share in the first quarter 2019

◦
First quarter 2020 includes charges for acquisition-related amortization expense of $0.62 per share; first quarter 2019 included charges of $0.63 per share for acquisition-related amortization expense, $0.08 per share for integration costs and $0.27 per share for pension settlement expense

•
Issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 in a public offering. The net proceeds are primarily being used to redeem the 2.25% Senior Notes due 2020 and repurchase a portion of the 2.75% Senior Notes due 2022

OUTLOOK
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) to be a global pandemic and recommended containment and mitigation measures worldwide. While the response to the outbreak continues to rapidly evolve, it has led to stay-at-home orders and physical distancing guidelines, among other mandates, that have substantially disrupted normal activities in most segments of the global economy. We have worked with government and health authorities to continue to operate our business during this crisis, including our company-operated stores, manufacturing plants and other facilities, due to the essential nature of our products. We have adopted appropriately enhanced risk mitigation and safety practices, such as temporarily reducing store hours and closing sales floors to the general public in our company-operated stores, requiring our customers to order product online or by phone and to access products via curbside pickup or delivery, and implementing remote, alternate and flexible work arrangements where possible. We have endeavored to follow recommended actions of government authorities and health officials in order to protect our employees, customers and their families worldwide. We plan to continue to work with government authorities and health officials in implementing appropriate safety measures so that we may continue our operations, including the gradual re-opening of sales floors in our company-operated stores.
While the COVID-19 pandemic did not have a material adverse effect on our consolidated financial results for the first quarter, we anticipate the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on our business through the second quarter. The extent to which our operations will be impacted by the outbreak in the remaining quarters of 2020 depends largely on future developments, the duration, severity and scope of the pandemic, which remain uncertain.
We have a strong liquidity position, with $238.5 million in cash and $2.51 billion of unused capacity under our credit facilities at March 31, 2020. The Company is in compliance with bank covenants and expects to remain in compliance. We will continue to evaluate and take action to preserve liquidity and generate cash flow during the crisis, including by limiting capital expenditures as much as possible, temporarily suspending share repurchases, reducing discretionary spending and reducing payroll costs. As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact to the Company worldwide including our financial position, liquidity, results of operations and cash flows, while managing our response to the crisis through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners.

Please see Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q for further information regarding the current and potential impact of the COVID-19 pandemic on the Company.
RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2020 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three months ended March 31, 2020 and 2019.
Net Sales

	Three Months Ended March 31,
	2020	2019	Change
Net Sales:
The Americas Group	$2,305.5	$2,154.9	7.0%
Consumer Brands Group	622.3	654.5	-4.9%
Performance Coatings Group	1,217.6	1,230.8	-1.1%
Administrative	1.3	0.7	85.7%
Total	$4,146.7	$4,040.9	2.6%

Consolidated net sales increased in the first three months of 2020 due primarily to higher architectural paint sales volume in North American stores and increased sales in the packaging and coil divisions within our Performance Coatings Group across all regions, partially offset by impacts of COVID-19, continued demand softness in some end markets outside the U.S. and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 1.4% in the first three months of 2020. Net sales of all consolidated foreign subsidiaries were down 6.6% to $827.8 million in the first three months compared to $886.0 million in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the first three months was due primarily to impacts of COVID-19, continued demand softness in some end markets and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 5.2% to $3.319 billion in the first three months compared to $3.155 billion in the same period last year.
Net sales in The Americas Group increased in the first three months of 2020 due primarily to higher architectural paint sales volume across all end markets in North American stores, partially offset by unfavorable currency translation rate changes. Currency translation rate changes decreased The Americas Group net sales by 1.1% in the first quarter. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 7.4% in the first three months compared to last year’s comparable period. Sales of non-paint products increased 5.2% over last year's first three months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in the first three months primarily due primarily to softer sales in Asia Pacific, partially due to impacts of COVID-19, and the planned exit of the ACE business, partially offset by higher volume sales through most of the group's North American retail customers.
Net sales in the Performance Coatings Group stated in U.S. dollars decreased in the first three months primarily due to softer end market demand in some businesses in Asia Pacific and Europe, partially due to impacts of COVID-19, and unfavorable currency translation rate changes, partially offset by increased sales in the packaging and coil divisions within our Performance Coatings Group across all regions. Currency translation rate changes decreased Performance Coatings Group net sales by 2.2%.
Net sales in the Administrative segment, which primarily consist of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, were essentially flat in the first three months.

Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

(millions of dollars, except % of sales data)	Three Months Ended March 31,
	2020		2019
		% of external sales		% of external sales
Gross profit	$1,889.7	45.6%	$1,735.1	42.9%
Selling, general and administrative expenses	1,307.6	31.5%	1,244.0	30.8%
Other general expense (income) - net	3.7	0.1%	(0.5)	—%
Amortization	78.1	1.9%	78.8	2.0%
Interest expense	86.2	2.1%	91.0	2.3%
Interest and net investment income	(0.6)	—%	(0.4)	—%
Other expense - net	22.4	0.5%	23.3	0.6%
Income before income taxes	$392.3	9.5%	$298.9	7.4%
Consolidated gross profit increased $154.6 million in the first three months of 2020 compared to the same period in 2019. Consolidated gross profit as a percent of consolidated net sales increased in the first three months of 2020 to 45.6%, compared to 42.9% during the same period in 2019. Consolidated gross profit dollars and percent improved as a result of higher paint sales volume in North American stores and selling price increases, partially offset by unfavorable currency translation rate changes.
The Americas Group’s gross profit in the first three months of 2020 was higher than last year by $142.4 million due to higher paint sales volume and selling price increases, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales increased in the first three months of 2020 compared to the same period in 2019 for the same reasons. The Consumer Brands Group’s gross profit decreased by $2.3 million in the first three months compared to the same period last year due primarily to lower sales volumes outside of North America, partially offset by moderating raw material costs. The Consumer Brands Group’s gross profit as a percent of sales increased in the first three months compared to the same period last year due to moderating raw material costs. The Performance Coatings Group’s gross profit increased $11.2 million in the first three months compared to the same period last year, when stated in U.S. dollars, primarily due to moderating raw material costs, partially offset by unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of sales increased in the first three months compared to the same period last year for these same reasons.
Consolidated SG&A increased $63.6 million in the first three months of 2020 versus the same period last year due primarily to increased expenses to support higher sales levels in The Americas Group, partially offset by decreases in information technology systems in the Administrative segment. As a percent of sales, consolidated SG&A increased primarily due to net new store openings and general comparable store expenses to support higher sales levels partially offset by good cost control.
The Americas Group’s SG&A increased $77.3 million in the first three months of 2020 due primarily to net new store openings and general comparable store expenses to support higher sales levels. The Consumer Brands Group’s SG&A decreased $0.8 million in the first three months compared to the same period last year primarily due to currency translation rate changes and good cost control. The Performance Coatings Group’s SG&A increased $0.8 million in the first three months compared to the same period last year primarily due to improvements to information technology systems, partially offset by currency translation rate changes. The Administrative segment’s SG&A decreased $13.7 million in the first three months compared to the same period last year due primarily to decreased investments in information technology systems.
Other general expense (income) - net increased $4.2 million in the first three months of 2020 compared to the same period in 2019 primarily due to increased environmental provisions in the Administrative segment.
In the first three months of 2020, amortization of acquired intangibles was $50.2 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first three months of 2019, amortization of acquired intangibles was $50.9 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other expense - net improved $0.9 million in the first three months of 2020 compared to the same period in 2019 primarily due to lower net expenses recorded in the Administrative segment.

Consolidated income before income taxes increased $93.4 million in the first three months of 2020 versus the same period last year primarily due to increased profit reported for The Americas Group and the Performance Coatings Group and reductions of general corporate expenses recorded in the Administrative segment.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Three Months Ended March 31,
	2020	2019	Change
Income Before Income Taxes:
The Americas Group	$388.3	$331.1	17.3%
Consumer Brands Group	83.5	87.9	(5.0)%
Performance Coatings Group	113.7	98.7	15.2%
Administrative	(193.2)	(218.8)	11.7%
Total	$392.3	$298.9	31.2%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	16.8%	15.4%
Consumer Brands Group	13.4%	13.4%
Performance Coatings Group	9.3%	8.0%
Administrative	nm	nm
Total	9.5%	7.4%
nm - not meaningful
Income Tax Expense
The effective tax rate was 18.0% for the first three months of 2020 compared to 17.9% for the first three months of 2019. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during the first quarter of 2020 and 2019. The significant components of the Company's tax rate were consistent year over year. See Note 15 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the first three months of 2020 increased to $3.46 per share compared to $2.62 per share in the first three months of 2019. Diluted net income per share for the first three months of 2020 included a $0.62 per share charge for acquisition-related amortization expense. The first three months of 2019 included a $0.63 per share charge for acquisition-related amortization expense, $0.08 per share charge for integration costs and a $0.27 per share charge for pension plan settlement expense. Currency translation rate changes decreased diluted net income per share in the first three months by $0.05 per share.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong during the first three months of 2020 as net operating cash was $54.9 million, an improvement of $90.9 million from the prior year comparable period, primarily due to improved operating results as consolidated income before income taxes increased $93.4 million to $392.3 million in the current year or 9.5% of net sales.
Cash and cash equivalents increased $76.7 million during the first three months of 2020. Cash flow from operations, increased short-term borrowings and net proceeds from issuance of long-term debt (after repayments) funded normal seasonal working capital increases, capital expenditures of $106.6 million and returned $1.013 billion to shareholders in the form of share buybacks and cash dividends during the first three months of 2020. At March 31, 2020, the Company's cash and cash equivalents were $238.5 million compared to $161.8 million and $94.4 million at December 31, 2019 and March 31, 2019, respectively.

Total debt at March 31, 2020 was $9.770 billion or 74.8% as a percentage of total capitalization compared to $8.685 billion or 67.8% at December 31, 2019 and $9.831 billion or 74.0% at March 31, 2019. At March 31, 2020, the Company had remaining short-term borrowing ability of $2.507 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs. In the twelve month period from April 1, 2019 through March 31, 2020, the Company generated net operating cash of $2.412 billion.
Net Working Capital
Net working capital, defined as total current assets less total current liabilities, decreased $106.8 million to a deficit of $292.2 million at March 31, 2020 compared to a deficit of $185.4 million at March 31, 2019. The net working capital decrease is due to an increase in short-term borrowings, partially offset by increases in cash and cash equivalents, and decreases to other accruals.
Comparing current asset balances at March 31, 2020 to March 31, 2019, cash and cash equivalents increased $144.1 million, accounts receivable decreased $48.1 million, inventories decreased $38.6 million primarily due to the impact of foreign currency translation, and other current assets increased $55.4 million primarily related to refundable income taxes and prepaid expenses. Current liability balances increased at March 31, 2020 compared to March 31, 2019 primarily due to higher short-term borrowings of $226.7 million and current portion of long-term debt of $125.6 million, partially offset by lower accrued expenses. At March 31, 2020, the Company’s current ratio was 0.94 compared to 1.02 and 0.96 at December 31, 2019 and March 31, 2019, respectively.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $195.2 million from December 31, 2019 and decreased $539.4 million from March 31, 2019. The net decrease during the first three months of 2020 was primarily due to foreign currency translation of $117.1 million and amortization of $78.1 million. The net decrease over the twelve month period from March 31, 2019 was primarily due to amortization of $312.1 million, impairment of indefinite-lived trademarks during the fourth quarter of 2019 of $122.1 million and foreign currency translation of $154.4 million, partially offset by acquisitions of $49.1 million. The fair value of the Company's acquired intangible assets may be impacted by the Company's ongoing integration efforts.
During the first quarter of 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic when evaluating whether an interim impairment trigger had occurred related to the Company's recognized goodwill and intangible assets. While the Company determined no impairment trigger occurred during the first quarter of 2020 and believes its assumptions and estimates of fair value related to reporting units and indefinite-lived trademarks are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results (including sales projections related to trademarks impaired during the fourth quarter of 2019) or other underlying assumptions could have a significant impact and future impairment charges could be required.
See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Other Assets
Other assets at March 31, 2020 decreased $19.1 million in the first three months of 2020 and decreased $51.2 million from a year ago primarily due to decreases in deferred tax assets and other investments.
Property, Plant and Equipment
Net property, plant and equipment decreased $5.7 million in the first three months of 2020 and increased $66.5 million in the twelve months since March 31, 2019. The decrease in the first three months was primarily due to depreciation expense of $66.5 million, unfavorable changes in currency translation rates of $42.3 million and sale or disposition of fixed assets of $3.5 million, partially offset by capital expenditures of $106.6 million. Since March 31, 2019, the increase was primarily due to capital expenditures of $383.4 million and acquisitions of $16.8 million, partially offset by depreciation expense of $263.9 million, sale or disposition of fixed assets of $38.1 million, and changes in currency translation rates of $31.7 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and aviation transportation and information systems hardware in the Administrative Segment.
Debt
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes are primarily being used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net.
At March 31, 2020, the Company's outstanding debt was comprised of $8.719 billion of long-term debt primarily associated with senior notes, $775.0 million of borrowings outstanding on its revolving lines of credit and $217.9 million outstanding under its commercial paper program. The weighted average interest rates for the borrowings outstanding on the revolving line of credit and the commercial paper program were 2.7% and 2.5%, respectively, at March 31, 2020. The Company had unused capacity under its various credit agreements of $2.507 billion at March 31, 2020.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2019 and March 31, 2019. See Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes at March 31, 2020 decreased $20.4 million in the first three months of 2020, and decreased $179.3 million from a year ago primarily due to amortization of acquisition-related intangible assets.
Other Long-Term Liabilities
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2020. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2020. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $846.8 million to $1.052 billion at March 31, 2020 from $204.7 million at December 31, 2019. Total long-term debt increased $238.2 million to $8.719 billion at March 31, 2020 from $8.481 billion at December 31, 2019, and decreased $287.8 million from $9.007 billion at March 31, 2019.
The California litigation accrual decreased $59.6 million to $76.7 million ($12.0 million current and $64.7 million long-term) at March 31, 2020 from $136.3 million at March 31, 2019 as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million to the plaintiffs in accordance with the agreement in September 2019. See Note 9 for additional information.
There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2020 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity decreased $834.2 million to $3.289 billion at March 31, 2020 from $4.123 billion at December 31, 2019 and decreased $171.0 million from $3.460 billion at March 31, 2019.

The decrease in Shareholders’ equity for the first three months of 2020 resulted from $871.2 million of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $122.9 million and an increase in Accumulated other comprehensive loss of $221.6 million, partially offset by net income of $321.7 million and an increase in other capital of $62.5 million.
The decrease in Shareholders' equity since March 31, 2019 resulted from $1.349 billion of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $438.9 million and an increase in Accumulated other comprehensive loss of $268.9 million, partially offset by net income of $1.618 billion and an increase in other capital of $269.9 million
During the first three months of 2020, the Company purchased 1,700,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2020 to purchase 6.75 million shares of its common stock.
In February 2020, the Company's Board of Directors increased the quarterly cash dividend from $1.13 per common share to $1.34 per common share. This quarterly dividend, if approved in each of the remaining quarters of 2020, will result in an annual dividend for 2020 of $5.36 per common share or a 32.5% payout of 2019 diluted net income per common share.
Net Investment Hedges
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into in May 2019 to hedge the Company's net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI.
In February 2020, the Company entered into two U.S Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars. The fair value of the contracts are included in Other assets and Other liabilities on the balance sheet. See Note 13. The changes in fair value are recognized in the foreign currency translation adjustments component of AOCI. For the three months ended March 31, 2020, a net unrealized loss of $1.5 million, net of tax, was recognized in AOCI.
Cash Flow
Net operating cash for the three months ended March 31, 2020 was a cash source of $54.9 million compared to a cash usage of $36.0 million for the same period in 2019. The improvement in net operating cash was primarily due to an increase in net income and improved working capital management, partially offset by an increase in cash requirements for long-term items.
Net investing cash usage increased $25.7 million in the first three months of 2020 to a usage of $97.9 million from a usage of $72.2 million in 2019 primarily due to an increase in capital expenditures associated with the new global headquarters in Ohio.
Net financing cash increased $64.3 million to a source of $115.7 million in the first three months of 2020 from a source of $51.4 million for the same period in 2019 primarily due to the issuance of new long-term debt, an increase in short-term borrowings and the issuance of 100,000 shares of treasury stock (which were associated with the domestic defined benefit plan terminated in 2018), partially offset by treasury stock purchases, repayments of long-term debt and cash dividends.
In the twelve month period from April 1, 2019 through March 31, 2020, the Company generated net operating cash of $2.412 billion, used $488.3 million in investing activities and used $1.782 billion in financing activities.
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

Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At March 31, 2020, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company’s debt and related covenant.
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
EBITDA
EBITDA is a non-GAAP financial measure defined as net income from continuing operations before income taxes and interest, depreciation and amortization. Management considers EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company's EBITDA should not be compared to other entities unknowingly. Further, EBITDA should not be considered alternatives to Net income or Net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of Net income and Net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows in Item 1.
The following table summarizes EBITDA as calculated by management for the periods indicated below:

(millions of dollars)	Three Months Ended March 31,
	2020	2019
Net income	$321.7	$245.2
Interest expense	86.2	91.0
Income taxes	70.6	53.7
Depreciation	66.5	64.7
Amortization	78.1	78.8
EBITDA	$623.1	$533.4
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated unaudited interim financial statements. These determinations were made based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2019.

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

•
changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

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

•	adverse weather conditions or impacts of climate change, natural disasters and public health crises, including the COVID-19 pandemic; and

•
the duration, severity and scope of the COVID-19 pandemic and the actions implemented by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19, which may exacerbate one or more of the aforementioned and/or other risks, uncertainties and factors more fully described in the Company’s reports filed with the Securities and Exchange Commission.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding certain environmental-related matters and other legal proceedings, see the information included under the captions entitled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8 and 9 of the “Notes to Condensed Consolidated Financial Statements.” The information contained in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A.    Risk Factors
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The information below includes additional risks relating to the COVID-19 pandemic. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
The COVID-19 pandemic could have a material adverse impact on our business, results of operations, cash flow, liquidity and financial condition.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. These actions include quarantines, physical distancing and “stay-at-home” orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
In response to the pandemic and these actions, we began implementing changes in our business in March 2020 to protect our employees and customers and to support appropriate physical distancing and other health and safety protocols. In late March we temporarily reduced store hours and closed our sales floors in our company-operated paint stores to the general public, requiring our customers to order product online or via phone and to access their products via curbside pickup or delivery. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitary procedures, transitioned some of our facilities to manufacture hand sanitizer for use in our facilities and surrounding communities, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events. We also enhanced certain employee benefits, such as tele-health, paid sick leave and family leave, and established voluntary leave of absence policies. These necessary and appropriate measures will result in additional costs and may adversely impact our business and financial performance. As our response to the pandemic evolves, we expect to incur additional costs and are likely to experience adverse impacts to our business, each of which may be significant. An extended period of remote work arrangements also could impair our ability to effectively manage our business, and introduce additional operational risks, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber attacks, computer viruses, ransomware, or other similar events and intrusions.
To date, the COVID-19 outbreak has surfaced in nearly all regions around the world and has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We have experienced decreases in demand for some of our products and reduced traffic at our stores, as well as temporary disruptions and closures of some of our facilities in response to government orders. Although the raw materials used in the manufacturing, distribution, and sale of our products are typically available from various sources in sufficient quantities, COVID-19 may result in increased costs and unexpected shortages or delays in delivery of some raw materials. We have implemented plans to reduce spending in certain areas of our business, including through voluntary and involuntary leave programs and reductions in capital expenditures, temporarily suspending share repurchases and reducing discretionary spending, and may need to take additional actions to reduce spending in the future.
While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted, including: (a) the duration, severity and scope of the pandemic; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak; (c) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (d) our ability to sell and provide our services and products, including as a result of continued reduced store hours and sales floor closures in our stores, travel restrictions, mandatory business closures, and stay-at home or similar orders; (e) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; (f) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, adverse effects to our supply chain; and (g) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
Given the inherent uncertainty surrounding COVID-19, we expect the pandemic will have an adverse impact on our business in the near term. If these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)				8,450,000
Employee transactions (2)	961	$595.45		N/A

February 1 - February 29
Share repurchase program (1)	775,000	$570.82	775,000	7,675,000
Employee transactions (2)	42,063	$580.02		N/A
Shares sold (3)	(100,000)	$574.56		N/A

March 1 - March 31
Share repurchase program (1)	925,000	$484.19	925,000	6,750,000
Employee transactions (2)	636	$541.84		N/A

Total
Share repurchase program (1)	1,700,000	$523.69	1,700,000	6,750,000
Employee transactions (2)	43,660	$579.80		N/A
Shares sold (3)	(100,000)	$574.56		N/A

(1)
Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program. The Company had remaining authorization at March 31, 2020 to purchase 6,750,000 shares.

(2)	Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

(3)
In 2019, 300,000 shares were transferred from the Company's terminated domestic defined benefit plan surplus assets to a suspense account held within a trust for the qualified replacement plan. In accordance with ASC 715, the transferred shares are treated as treasury stock. In February 2020, 100,000 of the shares were sold.

Item 5. Other Information.
During the three months ended March 31, 2020, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory, tax compliance and other advisory services.

Item 6. Exhibits.

4.1
Fifteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated March 17, 2020 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

4.2
Sixteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated March 17, 2020 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 29, 2020	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

April 29, 2020	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer