Form 10-Q
period 2020-06-30
SHERWIN WILLIAMS CO
filed 2020-07-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended June 30, 2020
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

Common Stock, $1.00 Par Value – 91,049,658 shares as of June 30, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(millions of dollars, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$4,604.0	$4,877.8	$8,750.7	$8,918.7
Cost of goods sold	2,395.1	2,696.4	4,652.1	5,002.2
Gross profit	2,208.9	2,181.4	4,098.6	3,916.5
Percent to net sales	48.0%	44.7%	46.8%	43.9%
Selling, general and administrative expenses	1,291.3	1,331.3	2,598.9	2,575.3
Percent to net sales	28.0%	27.3%	29.7%	28.9%
Other general (income) expense - net	(1.1)	7.2	2.6	6.7
Amortization	77.4	78.1	155.5	156.9
Interest expense	88.1	89.2	174.3	180.2
Interest and net investment income	(0.6)	(0.6)	(1.2)	(1.0)
Other expense - net	6.4	0.5	28.8	23.8
Income before income taxes	747.4	675.7	1,139.7	974.6
Income taxes	151.5	204.7	222.1	258.4
Net income	$595.9	$471.0	$917.6	$716.2

Net income per common share:
Basic	$6.59	$5.13	$10.11	$7.80
Diluted	$6.48	$5.03	$9.93	$7.65

Weighted average shares outstanding:
Basic	90,469,663	91,775,295	90,772,818	91,864,062
Diluted	91,952,798	93,561,725	92,437,775	93,566,627

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(millions of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$595.9	$471.0	$917.6	$716.2

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments (1)	34.4	3.4	(184.3)	11.3

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive income (loss) (2)	0.7	(0.3)	1.3	(0.7)
	0.7	(0.3)	1.3	(0.7)

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive income (loss) (3)	(1.2)	(1.7)	(4.7)	(3.2)
	(1.2)	(1.7)	(4.7)	(3.2)

Other comprehensive income (loss)	33.9	1.4	(187.7)	7.4

Comprehensive income	$629.8	$472.4	$729.9	$723.6
(1) The three months ended June 30, 2020 includes unrealized losses of $(9.3) million, net of taxes of $2.9 million, related to the net investment hedges. The six months ended June 30, 2020 includes unrealized losses of $(0.1) million related to the net investment hedges. See Note 12 for additional information.
(2) Net of taxes of $(0.1) million and $0.2 million in the three months ended June 30, 2020 and 2019, respectively. Net of taxes of $(0.3) million and $0.3 million in the six months ended June 30, 2020 and 2019, respectively.
(3) Net of taxes of $0.2 million and $0.4 million in the three months ended June 30, 2020 and 2019, respectively. Net of taxes of $1.4 million and $0.9 million in the six months ended June 30, 2020 and 2019, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars, except per share data)	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$188.1	$161.8	$145.6
Accounts receivable, net	2,472.5	2,088.9	2,659.1
Inventories	1,788.6	1,889.6	1,894.9
Other current assets	434.0	491.4	390.4
Total current assets	4,883.2	4,631.7	5,090.0
Property, plant and equipment, net	1,798.6	1,835.2	1,773.6
Goodwill	6,976.8	7,004.8	6,961.8
Intangible assets	4,533.7	4,734.5	5,043.7
Operating lease right-of-use assets	1,696.6	1,685.6	1,667.5
Other assets	605.6	604.4	649.5
Total assets	$20,494.5	$20,496.2	$21,186.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$559.5	$204.7	$808.8
Accounts payable	1,848.4	1,876.3	2,067.9
Compensation and taxes withheld	467.3	552.7	418.3
Accrued taxes	255.7	85.7	154.6
Current portion of long-term debt	0.7	429.8	1,437.8
California litigation accrual	12.0	12.0	136.3
Current portion of operating lease liabilities	369.4	371.6	361.7
Other accruals	946.6	989.1	957.2
Total current liabilities	4,459.6	4,521.9	6,342.6
Long-term debt	8,289.4	8,050.7	7,209.5
Postretirement benefits other than pensions	262.5	263.0	259.9
Deferred income taxes	953.2	969.9	1,114.7
Long-term operating lease liabilities	1,390.7	1,370.7	1,362.2
Other long-term liabilities	1,269.2	1,196.7	1,149.7
Shareholders’ equity:
Common stock—$1.00 par value:
91.0 million, 92.1 million and 92.3 million shares outstanding
at June 30, 2020, December 31, 2019 and June 30, 2019, respectively	120.0	119.4	118.9
Other capital	3,289.1	3,153.0	3,010.7
Retained earnings	8,036.0	7,366.9	6,753.0
Treasury stock, at cost	(6,708.0)	(5,836.5)	(5,504.3)
Accumulated other comprehensive loss	(867.2)	(679.5)	(630.8)
Total shareholders' equity	3,869.9	4,123.3	3,747.5
Total liabilities and shareholders’ equity	$20,494.5	$20,496.2	$21,186.1

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(millions of dollars)	Six Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES
Net income	$917.6	$716.2
Adjustments to reconcile net income to net operating cash:
Depreciation	132.6	129.7
Non-cash lease expense	181.8	183.6
Amortization of intangible assets	155.5	156.9
Loss on extinguishment of debt	21.3
Amortization of credit facility and debt issuance costs	3.8	4.3
Stock-based compensation expense	46.4	47.7
Provisions for environmental-related matters	10.7	7.3
Defined benefit pension plans net cost	3.8	38.0
Deferred income taxes	5.9	(30.2)
Other	(2.6)	8.7
Change in working capital accounts - net	(253.8)	(427.9)
Change in operating lease liabilities	(175.0)	(181.5)
Costs incurred for environmental-related matters	(14.0)	(11.1)
Other	40.6	116.3
Net operating cash	1,074.6	758.0

INVESTING ACTIVITIES
Capital expenditures	(142.3)	(127.9)
Proceeds from sale of assets	24.8	2.8
Increase in other investments	(29.3)	(52.1)
Net investing cash	(146.8)	(177.2)

FINANCING ACTIVITIES
Net increase in short-term borrowings	355.0	480.7
Proceeds from long-term debt	999.0
Payments of long-term debt	(1,204.7)	(360.9)
Payments for credit facility and debt issuance costs	(10.0)
Payments of cash dividends	(245.6)	(209.8)
Proceeds from stock options exercised	77.6	65.5
Treasury stock purchased	(890.3)	(450.5)
Proceeds from treasury stock issued	57.4
Other	(24.5)	(109.6)
Net financing cash	(886.1)	(584.6)

Effect of exchange rate changes on cash	(15.4)	(6.1)
Net increase (decrease) in cash and cash equivalents	26.3	(9.9)
Cash and cash equivalents at beginning of year	161.8	155.5
Cash and cash equivalents at end of period	$188.1	$145.6

Income taxes paid	$25.3	$123.8
Interest paid	170.0	180.5

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
Net income			321.7			321.7
Other comprehensive loss					(221.6)	(221.6)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(890.3)		(890.3)
Treasury stock issued		13.5		43.9		57.4
Stock-based compensation activity	0.3	48.7		(24.8)		24.2
Other adjustments		0.3				0.3
Cash dividends -- $1.34 per share			(122.9)			(122.9)
Balance at March 31, 2020	$119.7	$3,215.5	$7,562.7	$(6,707.7)	$(901.1)	$3,289.1
Net income			595.9			595.9
Other comprehensive income					33.9	33.9
Stock-based compensation activity	0.3	73.3		(0.3)		73.3
Other adjustments		0.3	0.1			0.4
Cash dividends -- $1.34 per share			(122.7)			(122.7)
Balance at June 30, 2020	$120.0	$3,289.1	$8,036.0	$(6,708.0)	$(867.2)	$3,869.9

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	$118.4	$2,896.4	$6,246.5	$(4,900.7)	$(629.9)	$3,730.7
Net income			245.2			245.2
Other comprehensive income					6.0	6.0
Adjustment to initially adopt ASU 2016-02			(8.4)			(8.4)
Adjustment to initially adopt ASU 2018-02			8.3		(8.3)	—
Treasury stock purchased				(305.1)		(305.1)
Treasury stock transferred to qualified replacement plan				(131.8)		(131.8)
Stock-based compensation activity	0.3	47.6		(21.3)		26.6
Other adjustments		1.6	0.1			1.7
Cash dividends -- $1.13 per share			(104.8)			(104.8)
Balance at March 31, 2019	$118.7	$2,945.6	$6,386.9	$(5,358.9)	$(632.2)	$3,460.1
Net income			471.0			471.0
Other comprehensive income					1.4	1.4
Treasury stock purchased				(145.4)		(145.4)
Stock-based compensation activity	0.2	65.0				65.2
Other adjustments		0.1	0.1			0.2
Cash dividends -- $1.13 per share			(105.0)			(105.0)
Balance at June 30, 2019	$118.9	$3,010.7	$6,753.0	$(5,504.3)	$(630.8)	$3,747.5

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended June 30, 2020 and 2019
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
In April 2020, the Financial Accounting Standards Board (FASB) provided guidance on accounting for lease concessions due to the economic effects of the COVID-19 pandemic. In accordance with the guidance, the Company has elected not to evaluate whether certain lessor-provided concessions related to the COVID-19 pandemic were contemplated in the original contract and has elected to treat all COVID-19 related concessions as lease modifications in accordance with ASC 842.
Accounting estimates were revised as necessary during the first six months of 2020 based on new information and changes in facts and circumstances. Certain amounts in the 2019 condensed consolidated financial statements have been reclassified to conform to the 2020 presentation.
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2020 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2019	$2,088.9	$50.5	$178.2	$242.8	$10.4
Balance at June 30, 2020	2,472.5	63.8	175.9	200.6	10.7
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

Allowance for Credit Losses
The Company's primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Accounts receivable balance to the net amount expected to be collected (estimated net realizable value). The Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful accounts are included in Selling, general and administrative expenses. During the first six months of 2020, the Company recognized approximately $26 million of bad debt expense related to the expected impact from the COVID-19 pandemic. See Note 2 for additional information.
The following table summarizes the movement in the Company's allowance for doubtful accounts:

Balance at December 31, 2019	$36.5
Adjustment upon adoption of ASU 2016-13	3.0
Bad debt expense	56.6
Uncollectible accounts written off, net of recoveries	(18.4)
Balance at June 30, 2020	$77.7

NOTE 4—INVENTORIES
Included in Inventories were the following:

	June 30,	December 31,	June 30,
	2020	2019	2019
Finished goods	$1,432.3	$1,509.6	$1,532.0
Work in process and raw materials	356.3	380.0	362.9
Inventories	$1,788.6	$1,889.6	$1,894.9
NOTE 5—GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	June 30,	December 31,	June 30,
	2020	2019	2019
Land	$282.9	$242.1	$244.0
Buildings	1,052.0	1,044.2	1,010.4
Machinery and equipment	2,931.9	2,952.1	2,816.1
Construction in progress	114.6	144.0	136.6
Property, plant and equipment, gross	4,381.4	4,382.4	4,207.1
Less allowances for depreciation	2,582.8	2,547.2	2,433.5
Property, plant and equipment, net	$1,798.6	$1,835.2	$1,773.6
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
As of June 30, 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its potential impact on each of the reporting units and intangible assets. During this review, management considered the Company's current market capitalization, forecasts for reporting units, as well as the results of the annual 2019 impairment tests performed during the fourth quarter of 2019. The Company determined it was not more likely than not that the goodwill and intangible assets were impaired, and thus, a triggering event had not occurred which would require an interim impairment test to be performed.

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
NOTE 6—DEBT
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net.
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
NOTE 7—PENSION, HEALTH CARE AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2020	2019	2020	2019	2020	2019
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$1.1	$1.0	$1.8	$1.5	$0.4	$0.4
Interest cost	0.8	1.2	1.9	2.4	1.8	2.8
Expected return on assets	(1.6)	(1.4)	(2.6)	(2.5)
Recognition of:
Unrecognized prior service cost (credit)	0.4	0.4			(0.2)	(1.3)
Unrecognized actuarial loss			0.1	0.2	0.5	0.2
Net periodic benefit cost	$0.7	$1.2	$1.2	$1.6	$2.5	$2.1

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$2.2	$1.9	$3.5	$3.0	$0.8	$0.7
Interest cost	1.6	2.4	3.7	4.7	3.7	5.6
Expected return on assets	(3.1)	(2.7)	(5.2)	(4.9)
Recognition of:
Unrecognized prior service cost (credit)	0.7	0.7			(0.5)	(2.5)
Unrecognized actuarial loss			0.4	0.5	1.0	0.3
Ongoing pension cost	1.4	2.3	2.4	3.3	5.0	4.1
Settlement expense		32.4
Net periodic benefit cost	$1.4	$34.7	$2.4	$3.3	$5.0	$4.1
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2020 and 2019, the Company had accruals reported on the balance sheet as Other long-term liabilities of $311.1 million and $319.7 million, respectively. Estimated costs of current investigation and remediation activities of $57.6 million and $51.0 million are included in Other accruals at June 30, 2020 and 2019, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $116.0 million higher than the minimum accruals at June 30, 2020. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites ("Major Sites") account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2020. At June 30, 2020, $317.4 million, or 86.1% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $116.0 million at June 30, 2020, $92.2 million, or 79.5%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At June 30, 2020, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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

Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. In an amended complaint filed in March 2011, the plaintiffs asserted a sole claim for public nuisance, alleging that the presence of lead pigments for use in paint and coatings in, on and around residences in the plaintiffs’ jurisdictions constitutes a public nuisance. The plaintiffs sought the abatement of the alleged public nuisance that exists within the plaintiffs’ jurisdictions. A bench trial commenced in July 2013, the court entered final judgment on January 27, 2014, finding in favor of the plaintiffs and against the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.). The final judgment held the Company jointly and severally liable with the other two defendants to pay $1.150 billion into a fund to abate the public nuisance. The Company strongly disagrees with the judgment.
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
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. The plaintiffs filed a motion for remand in each action on January 7, 2019, which the defendants opposed. The federal trial court remanded each action on June 5, 2019. The defendants asked the federal court to stay the order of remand pending appeal, which the federal court granted on June 27, 2019, and the defendants filed a notice of appeal with the United States Court of Appeals for the Third Circuit. On August 12, 2019, the defendants filed their opening brief with the Third Circuit, to which the plaintiffs filed their opposition brief on September 11, 2019, and the defendants filed their reply brief on October 2, 2019. The Third Circuit took the appeal under submission without oral argument. On February 26, 2020, the Third Circuit affirmed the trial court's order to remand the cases to state court. Both cases were remanded to state court on July 21, 2020.
In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees.
In October 2018, the Company filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company's rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendant Erie County on November 9, 2018 and defendant York County on November 21, 2018. Defendant

Delaware County filed a motion to dismiss the Complaint, which the federal trial court granted on October 4, 2019. The Company appealed the federal trial court’s dismissal on November 1, 2019 and filed its opening brief in the Third Circuit on January 21, 2020. The plaintiffs filed their opposition brief on February 20, 2020. The Company filed its reply brief on March 12, 2020. Oral argument was held before the Third Circuit on June 2, 2020, and the parties are awaiting the decision.
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
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial commenced on May 6, 2019 and ended on May 31, 2019, with a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). The Company filed a motion for judgment in its favor based on public policy factors under Wisconsin law. On September 20, 2019, the trial court denied the motion and entered judgment in favor of the plaintiffs. On October 18, 2019, the Company filed post-trial motions for judgment as a matter of law and for a new trial. On February 27, 2020, the trial court denied the Company's post-trial motion for judgment as a matter of law. On April 10, 2020, the trial court granted the Company's post-trial motion for a new trial to the extent that the damages award to plaintiff Glenn Burton, Jr. shall be remitted to $800,000, and denied the motion in all other respects. The Company filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit on May 8, 2020 and its opening brief on July 17, 2020.
In Maniya Allen, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, cases involving six of the 146 plaintiffs were selected for discovery. In Dijonae Trammell, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, discovery for one of the three plaintiffs was consolidated with the six Allen cases referenced above. The parties selected four of the cases to proceed to expert discovery and to prepare for trial. The District Court previously issued an order scheduling trial in the four cases to commence on June 15, 2020, but the trial date was continued due to the COVID-19 pandemic, and no new trial date has been scheduled.
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The

Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the Company and other defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants filed a petition with the Supreme Court of Illinois for discretionary review. By order entered January 31, 2019, that court allowed defendants’ petition for leave to appeal. The defendants filed their opening brief in the Supreme Court of Illinois on April 11, 2019, to which the plaintiffs filed a response brief on June 17, 2019. The defendants filed their reply brief on July 15, 2019. Oral argument was held before the Supreme Court of Illinois on November 14, 2019. On May 21, 2020, the Supreme Court of Illinois reversed the Appellate Court's judgment, affirmed the Circuit Court's summary judgment dismissing the claims of the two plaintiffs for whom Medicaid paid for their children's testing, and remanded the case for further proceedings consistent with the Supreme Court's decision.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. Oral argument regarding those motions occurred on October 24, 2019 and those motions remain pending before the trial court. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed. An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in California discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. On February 21, 2020, the Company filed a motion to dismiss. On April 7, 2020, the plaintiffs filed a brief in opposition. The Company filed a reply brief on April 20, 2020. A hearing on the motion to dismiss is scheduled for October 30, 2020.
NOTE 10—SHAREHOLDERS' EQUITY
Dividends paid on common stock during each of the first two quarters of 2020 and 2019 were $1.34 per share and $1.13 per share, respectively.
During the six months ended June 30, 2020, 429,604 stock options were exercised at a weighted average price per share of $180.99. In addition, 119,417 restricted stock units vested during this period.
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

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2019	$(657.4)	$(69.2)	$47.1	$(679.5)
Amounts recognized in AOCI	(184.3)			(184.3)
Amounts reclassified from AOCI		1.3	(4.7)	(3.4)
Balance at June 30, 2020	$(841.7)	$(67.9)	$42.4	$(867.2)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2018	$(607.6)	$(67.1)	$44.8	$(629.9)
Reclassifications from AOCI to Retained earnings for adoption of ASU 2018-02		(19.3)	11.0	(8.3)
Amounts recognized in AOCI	11.3			11.3
Amounts reclassified from AOCI		(0.7)	(3.2)	(3.9)
Balance at June 30, 2019	$(596.3)	$(87.1)	$52.6	$(630.8)
NOTE 12—DERIVATIVES AND HEDGING
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into in May 2019 to hedge the Company's net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI.
In February 2020, the Company entered into two U.S Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars. The fair value of the contracts are included in Other liabilities on the balance sheet. See Note 13. The changes in fair value are recognized in the foreign currency translation adjustments component of AOCI. For the three and six months ended June 30, 2020, an unrealized loss of $9.2 million and $10.7 million, respectively, net of tax, was recognized in AOCI.

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

	June 30, 2020
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$61.8	$31.5	$30.3
	$61.8	$31.5	$30.3	$—

Liabilities:
Deferred compensation plan liabilities (2)	$76.2	$76.2
Net investment hedge liability (3)	14.2		$14.2
	$90.4	$76.2	$14.2	$—

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$61.1	$29.9	$31.2
Net investment hedge asset (3)	1.5		1.5
	$62.6	$29.9	$32.7	$—

Liabilities:
Deferred compensation plan liabilities (2)	$76.9	$76.9
	$76.9	$76.9	$—	$—
(1)The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $57.3 million and $54.8 million at June 30, 2020 and December 31, 2019, respectively.
(2)The deferred compensation plan liabilities are the Company’s liabilities under its deferred compensation plans. The liabilities represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.
(3)The net investment hedge liability and asset are the fair value of the cross currency swaps (see Note 12). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,265.4	$9,248.9	$8,203.2	$8,735.8
Non-publicly traded debt	24.7	24.4	277.3	270.7

NOTE 14—OTHER
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provisions for environmental matters - net	$8.5	$6.7	$10.7	$7.3
(Gain) loss on sale or disposition of assets	(9.6)	0.5	(8.1)	(0.6)
Other general (income) expense - net	$(1.1)	$7.2	$2.6	$6.7
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
Other expense - net
Included in Other expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment and royalty income	$(4.9)	$(0.8)	$(2.6)	$(5.6)
Loss on extinguishment of debt (see Note 6)			21.3
Net expense from banking activities	2.4	2.7	5.2	5.4
Foreign currency transaction related losses (gains)	6.5	(1.8)	10.4	(3.9)
Domestic pension plan settlement expense				32.4
Miscellaneous pension expense	1.1	2.0	2.3	4.1
Other income	(0.3)	(6.5)	(11.1)	(15.5)
Other expense	1.6	4.9	3.3	6.9
Other expense - net	$6.4	$0.5	$28.8	$23.8
Foreign currency transaction related losses (gains) represent net realized losses (gains) on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized losses (gains) from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at June 30, 2020 and 2019.
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
NOTE 15—INCOME TAXES
The effective tax rate was 20.3% and 19.5% for the second quarter and first six months of 2020, respectively, compared to 30.3% and 26.5% for the second quarter and first six months of 2019. The decrease in the effective tax rate for the second quarter and first six months of 2020 compared to 2019 was primarily due to a $74.3 million tax provision recorded in the first six months of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds. The effective tax rate was also favorably impacted by tax benefits related to employee share based payments during the second quarter and first six months of 2020 and 2019. The other significant components of the Company's effective tax rate were consistent year over year.

In response to the COVID-19 outbreak, global legislation concerning income taxes was passed in March 2020. The Company has assessed the applicability of the stimulus elements within the global legislation, and it is not expected to have a material impact on the Company's consolidated financial statements. The primary benefit to the Company is the delay of payment of federal and state income taxes as well as federal payroll withholding taxes until subsequent periods.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2019 during the six months ended June 30, 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. No significant adjustments have been proposed by the IRS. At June 30, 2020, the federal statute of limitations had not expired for the 2013 through 2019 tax years.
At June 30, 2020, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2019. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2019.
NOTE 16—NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic
Net income	$595.9	$471.0	$917.6	$716.2
Average shares outstanding	90,469,663	91,775,295	90,772,818	91,864,062
Basic net income per share	$6.59	$5.13	$10.11	$7.80

Diluted
Net income	$595.9	$471.0	$917.6	$716.2
Average shares outstanding assuming dilution:
Average shares outstanding	90,469,663	91,775,295	90,772,818	91,864,062
Stock options and other contingently issuable shares (1)	1,463,195	1,733,040	1,644,840	1,649,069
Non-vested restricted stock grants	19,940	53,390	20,117	53,496
Average shares outstanding assuming dilution	91,952,798	93,561,725	92,437,775	93,566,627
Diluted net income per share	$6.48	$5.03	$9.93	$7.65
(1)There were 469,235 stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2020. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended June 30, 2019. There were 17,286 stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the six months ended June 30, 2019.

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

	Three Months Ended June 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,523.7	$980.2	$1,099.8	$0.3	$4,604.0
Intersegment transfers		875.2	44.3	(919.5)	—
Total net sales and intersegment transfers	$2,523.7	$1,855.4	$1,144.1	$(919.2)	$4,604.0

Segment profit	$599.7	$237.4	$97.4		$934.5
Interest expense				(88.1)	(88.1)
Administrative expenses and other				(99.0)	(99.0)
Income before income taxes	$599.7	$237.4	$97.4	$(187.1)	$747.4

	Three Months Ended June 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,756.0	$804.5	$1,317.0	$0.3	$4,877.8
Intersegment transfers		981.0	30.3	(1,011.3)	—
Total net sales and intersegment transfers	$2,756.0	$1,785.5	$1,347.3	$(1,011.0)	$4,877.8

Segment profit	$612.4	$140.7	$150.3		$903.4
Interest expense				(89.2)	(89.2)
Administrative expenses and other				(138.5)	(138.5)
Income before income taxes	$612.4	$140.7	$150.3	$(227.7)	$675.7

	Six Months Ended June 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,829.2	$1,602.5	$2,317.4	$1.6	$8,750.7
Intersegment transfers		1,745.7	76.3	(1,822.0)	—
Total net sales and intersegment transfers	$4,829.2	$3,348.2	$2,393.7	$(1,820.4)	$8,750.7

Segment profit	$988.0	$320.9	$211.1		$1,520.0
Interest expense				(174.3)	(174.3)
Administrative expenses and other				(206.0)	(206.0)
Income before income taxes	$988.0	$320.9	$211.1	$(380.3)	$1,139.7

	Six Months Ended June 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,910.9	$1,459.0	$2,547.8	$1.0	$8,918.7
Intersegment transfers		1,773.8	58.8	(1,832.6)	—
Total net sales and intersegment transfers	$4,910.9	$3,232.8	$2,606.6	$(1,831.6)	$8,918.7

Segment profit	$943.5	$228.6	$249.0		$1,421.1
Interest expense				(180.2)	(180.2)
Administrative expenses and other				(266.3)	(266.3)
Income before income taxes	$943.5	$228.6	$249.0	$(446.5)	$974.6
In the reportable segment financial information, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $776.2 million and $963.1 million for the second quarter of 2020 and 2019, respectively. Net external sales of all consolidated foreign subsidiaries were $1.604 billion and $1.849 billion for the first six months of 2020 and 2019, respectively. Long-lived assets of these subsidiaries totaled $3.026 billion and $3.264 billion at June 30, 2020 and 2019, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2020 and 2019.
For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
NOTE 18—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying amount of the investments, included in Other assets, was $192.2 million and $210.1 million at June 30, 2020 and 2019, respectively. The liability for estimated future capital contributions to the investments was $156.5 million and $165.6 million at June 30, 2020 and 2019, respectively.

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
SUMMARY
•Consolidated net sales decreased 5.6% in the quarter to $4.604 billion
•Diluted net income per share increased to $6.48 per share in the quarter compared to $5.03 per share in the second quarter 2019
◦Second quarter 2020 included charges of $0.62 per share for acquisition-related amortization expense; second quarter 2019 included charges of $0.63 per share for acquisition-related amortization expense, $0.12 per share for integration costs and $0.79 per share for a tax credit investment loss.
•Net operating cash increased 42% year-to-date to $1.07 billion, or 12.3% of sales
OUTLOOK
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) to be a global pandemic and recommended containment and mitigation measures worldwide. While the response to the outbreak continues to evolve, it has led to stay-at-home orders and physical distancing guidelines, among other mandates, that have substantially disrupted normal activities in most segments of the global economy. We have worked with government and health authorities to continue to operate our business during this crisis, including our company-operated stores, manufacturing plants and other facilities, due to the essential nature of our products. In late March, we began adopting appropriately enhanced risk mitigation and safety practices, such as temporarily reducing store hours and closing sales floors to the general public in our company-operated stores, requiring our customers to order product online or by phone and to access products via curbside pickup or delivery, and implementing remote, alternate and flexible work arrangements where possible. We have endeavored to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our employees, customers and their families worldwide. In May, we began the process of reinstituting regular store hours and re-opening the sales floors in our stores with appropriate health and safety protocols, which has resulted in all of our stores in the U.S. and Canada being fully re-opened. We plan to continue to work with government authorities and health officials in implementing appropriate safety measures so that we may continue our operations, keep our stores open and return employees who work in office environments.
While the COVID-19 pandemic did not have a material adverse effect on our consolidated financial results for the first or second quarters, we anticipate the impact of the deterioration of the U.S and global economies will most likely continue and could have an adverse impact on our business through the remainder of the year. The extent to which our operations will be impacted by the outbreak in the remaining quarters of 2020 depends largely on future developments, including the duration, severity and scope of the pandemic, all of which remain uncertain.
We have a strong liquidity position, with $188.1 million in cash and $2.96 billion of unused capacity under our credit facilities at June 30, 2020. The Company is in compliance with bank covenants and expects to remain in compliance. We will continue to evaluate and take action to preserve liquidity and generate cash flow during the crisis, including by limiting capital expenditures as much as possible, temporarily suspending share repurchases, reducing discretionary spending and reducing payroll costs. As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact to the Company worldwide, including our financial position, liquidity, results of operations and cash flows, while managing our response to the crisis through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners.

Please see Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q for further information regarding the current and potential impact of the COVID-19 pandemic on the Company.
RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2020 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and six months ended June 30, 2020 and 2019.
Net Sales

(millions of dollars)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
The Americas Group	$2,523.7	$2,756.0	$(232.3)	(8.4)%	$4,829.2	$4,910.9	$(81.7)	(1.7)%
Consumer Brands Group	980.2	804.5	175.7	21.8%	1,602.5	1,459.0	143.5	9.8%
Performance Coatings Group	1,099.8	1,317.0	(217.2)	(16.5)%	2,317.4	2,547.8	(230.4)	(9.0)%
Administrative	0.3	0.3	—	—%	1.6	1.0	0.6	60.0%
Total	$4,604.0	$4,877.8	$(273.8)	(5.6)%	$8,750.7	$8,918.7	$(168.0)	(1.9)%
Three Months Ended June 30, 2020
Consolidated net sales decreased in the second quarter of 2020 due primarily to the impacts of COVID-19, which caused demand softness in some end markets in The Americas Group and the Performance Coatings Group, and unfavorable currency translation rate changes, partially offset by higher sales to most of the Consumer Brands Group's retail customers. Currency translation rate changes decreased net sales by 1.5% in the second quarter of 2020. Net sales of all consolidated foreign subsidiaries were down 19.4% to $776.2 million in the second quarter compared to $963.1 million in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the second quarter was due primarily to continued demand softness in most end markets from the impacts of COVID-19 and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were down 2.2% to $3.828 billion in the second quarter compared to $3.915 billion in the same period last year.
Net sales in The Americas Group decreased in the second quarter of 2020 due primarily to the impacts of COVID-19 on demand in most end market segments served, partially offset by higher DIY paint sales in the U.S. and Canada. Net sales from stores open for more than twelve calendar months in the U.S. and Canada decreased 6.9% in the second quarter compared to last year’s comparable period. Sales of non-paint products decreased 17.0% compared to last year's second quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the second quarter due primarily to higher volume sales to most of the group’s North American and European retail customers, partially offset by softer sales in Asia Pacific.
Net sales in the Performance Coatings Group stated in U.S. dollars decreased in the second quarter primarily due to softer end market demand in most businesses, partially due to the impacts of COVID-19, and unfavorable currency translation rate changes, partially offset by increased sales in the packaging division within our Performance Coatings Group in all regions. Currency translation rate changes decreased the Performance Coatings Group's net sales by 3.0% in the second quarter.
Six Months Ended June 30, 2020
Consolidated net sales decreased in the first six months of 2020 due primarily to the impacts of COVID-19, which caused demand softness in some end markets in The Americas Group and the Performance Coatings Group, and unfavorable currency translation rate changes, partially offset by higher sales to most of the Consumer Brands Group's retail customers. Currency translation rate changes decreased net sales by 1.4% in the first six months of 2020. Net sales of all consolidated foreign subsidiaries were down 13.3% to $1.604 billion in the first six months compared to $1.849 billion in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the first six months was due primarily to continued demand softness in some end markets from the impacts of COVID-19, and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 1.1% to $7.147 billion in the first six months compared to $7.070 billion in the same period last year.
Net sales in The Americas Group decreased in the first six months of 2020 due primarily to the impacts of COVID-19 on demand in most end market segments served, partially offset by higher DIY paint sales in the U.S. and Canada. Net sales from stores open for more than twelve calendar months in the U.S. and Canada decreased 0.7% in the first six months compared to last year’s comparable period. Sales of non-paint products decreased 6.9% over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the first six months due primarily to higher volume sales to most of the group’s North American and European retail customers, partially offset by softer sales in Asia Pacific.
Net sales in the Performance Coatings Group stated in U.S. dollars decreased in the first six months primarily due to softer end market demand in most businesses, partially due to the impacts of COVID-19, and unfavorable currency translation rate changes, partially offset by increased sales in the packaging and coil divisions within our Performance Coatings Group in all regions. Currency translation rate changes decreased the Performance Coatings Group's net sales by 2.6% in the first six months of 2020.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

(millions of dollars, except % of sales data)	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		% of net sales		% of net sales		% of net sales		% of net sales
Gross profit	$2,208.9	48.0%	$2,181.4	44.7%	$4,098.6	46.8%	$3,916.5	43.9%
Selling, general and administrative expenses	1,291.3	28.0%	1,331.3	27.3%	2,598.9	29.7%	2,575.3	28.9%
Other general (income) expense - net	(1.1)	—%	7.2	0.1%	2.6	—%	6.7	0.1%
Amortization	77.4	1.7%	78.1	1.6%	155.5	1.8%	156.9	1.8%
Interest expense	88.1	1.9%	89.2	1.8%	174.3	2.0%	180.2	2.0%
Interest and net investment income	(0.6)	—%	(0.6)	—%	(1.2)	—%	(1.0)	—%
Other expense - net	6.4	0.1%	0.5	—%	28.8	0.3%	23.8	0.3%
Income before income taxes	$747.4	16.2%	$675.7	13.9%	$1,139.7	13.0%	$974.6	10.9%
Three Months Ended June 30, 2020
Consolidated gross profit increased $27.5 million in the second quarter of 2020 compared to the same period in 2019. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter of 2020 to 48.0%, compared to 44.7% during the same period in 2019. Consolidated gross profit dollars and percent improved as a result of favorable customer and product mix and moderating raw material costs.
The Americas Group’s gross profit in the second quarter of 2020 was lower than last year by $13.0 million due to lower paint sales volume and unfavorable currency translation rate changes, partially offset by moderating raw material costs and favorable customer and product mix. The Americas Group’s gross profit as a percent of sales increased in the second quarter of 2020 compared to the same period in 2019 for these same reasons. The Consumer Brands Group’s gross profit increased by $90.8 million in the second quarter compared to the same period last year due primarily to higher sales volume to most of the group's retail customers and moderating raw material costs. The Consumer Brands Group’s gross profit as a percent of sales increased in the second quarter compared to the same period last year due to higher sales volume and moderating raw material costs. The Performance Coatings Group’s gross profit decreased $57.9 in the second quarter compared to the same period last year, when stated in U.S. dollars, primarily due to lower sales volume and unfavorable currency translation rate changes, partially offset by moderating raw material costs. The Performance Coatings Group’s gross profit as a percent of sales increased in the second quarter compared to the same period last year due to moderating raw material costs, partially offset by lower sales volume.

Consolidated selling, general and administrative expenses (SG&A) decreased $40.0 million in the second quarter of 2020 versus the same period last year due primarily to good cost control and reduced or deferred costs related to travel, marketing, and information technology improvements, partially offset by direct expenses for personal protective equipment and employee costs related to COVID-19.
The Americas Group’s SG&A decreased $5.8 million in the second quarter of 2020 compared to the same period last year. The SG&A of the Consumer Brands and Performance Coatings Groups decreased $4.4 million and $7.8 million, respectively, in the second quarter compared to the same period last year. Each group's decrease in the quarter was primarily due to good cost control, partially offset by additional costs related to COVID-19. The Administrative segment’s SG&A decreased $22.0 million in the second quarter compared to the same period last year due primarily to decreased travel and investments in information technology systems as a result of COVID-19.
Other general (income) expense - net decreased $8.3 million in the second quarter of 2020 compared to the same period in 2019 primarily due to gains from the sale and disposition of fixed assets in the current quarter.
In the second quarter of 2020, amortization of acquired intangibles was $49.9 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively. In the second quarter of 2019, amortization of acquired intangibles was $50.7 million and $21.3 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other expense - net increased $5.9 million in the second quarter of 2020 compared to the same period in 2019 primarily due to an increase in foreign currency transaction related losses.
Six Months Ended June 30, 2020
Consolidated gross profit increased $182.1 million in the first six months of 2020 compared to the same period in 2019. Consolidated gross profit as a percent of consolidated net sales increased in the first six months of 2020 to 46.8%, compared to 43.9% during the same period in 2019. Consolidated gross profit dollars and percent improved as a result of favorable customer and product mix and moderating raw material costs.
The Americas Group’s gross profit in the first six months of 2020 was higher than last year by $129.4 million due to increased moderating raw material costs and favorable customer and product mix, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales increased in the first six months of 2020 compared to the same period in 2019 for the same reasons. The Consumer Brands Group’s gross profit increased by $88.4 million in the first six months compared to the same period last year due primarily to higher sales volume to most of the group's retail customers and moderating raw material costs. The Consumer Brands Group’s gross profit as a percent of sales increased in the first six months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit decreased $46.7 million in the first six months compared to the same period last year, when stated in U.S. dollars, primarily due to lower sales volume and unfavorable currency translation rate changes, partially offset by moderating raw material costs. The Performance Coatings Group’s gross profit as a percent of sales increased in the first six months compared to the same period last year due to moderating raw material costs, partially offset by lower sales volume.
Consolidated SG&A increased $23.6 million in the first six months of 2020 versus the same period last year due primarily to increased expenses in The Americas Group, partially offset by good cost control and reduced or deferred costs related to COVID-19. As a percent of sales, consolidated SG&A in the first six months compared to the same period last year increased due to these same reasons.
The Americas Group’s SG&A increased $71.5 million in the first six months of 2020 due primarily to initial costs related to COVID-19. The Consumer Brands Group’s SG&A decreased $5.2 million in the first six months compared to the same period last year primarily due to currency translation rate changes. The Performance Coatings Group’s SG&A decreased $7.0 million in the first six months compared to the same period last year primarily due to currency translation rate changes, partially offset by decreased investments in information technology systems. The Administrative segment’s SG&A decreased $35.7 million in the first six months compared to the same period last year due primarily to decreased travel and investments in information technology systems as a result of COVID-19.
Other general (income) expense - net decreased $4.1 million in the first six months of 2020 compared to the same period in 2019 primarily due to increased gains from the sale and disposition of fixed assets in the current year.
In the first six months of 2020, amortization of acquired intangibles was $100.1 million and $42.8 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first six months of 2019, amortization of acquired intangibles was $101.6 million and $42.7 million for the Performance Coatings and Consumer Brands Groups, respectively.

Other expense - net increased $5.0 million in the first six months of 2020 compared to the same period in 2019 primarily due to an increase in foreign currency transaction related losses.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Income Before Income Taxes:
The Americas Group	$599.7	$612.4	(2.1)%	$988.0	$943.5	4.7%
Consumer Brands Group	237.4	140.7	68.7%	320.9	228.6	40.4%
Performance Coatings Group	97.4	150.3	(35.2)%	211.1	249.0	(15.2)%
Administrative	(187.1)	(227.7)	17.8%	(380.3)	(446.5)	14.8%
Total	$747.4	$675.7	10.6%	$1,139.7	$974.6	16.9%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	23.8%	22.2%		20.5%	19.2%
Consumer Brands Group	24.2%	17.5%		20.0%	15.7%
Performance Coatings Group	8.9%	11.4%		9.1%	9.8%
Administrative	nm	nm		nm	nm
Total	16.2%	13.9%		13.0%	10.9%

nm - not meaningful
Income Tax Expense
The effective tax rate was 20.3% for the second quarter of 2020 compared to 30.3% for the second quarter of 2019 and 19.5% for the first six months of 2020 compared to 26.5% for the first six months of 2019. The decrease in the effective tax rate in the current year compared to prior year was primarily due to a $74.3 million tax provision recorded in the first six months of 2019 related to the reversal of previously recognized net tax benefits from federal renewable energy tax credit funds. The effective tax rate was also favorably impacted by tax benefits related to employee share based payments during 2020 and 2019. The other significant components of the Company's tax rate were consistent year over year. See Note 15 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the second quarter of 2020 increased to $6.48 per share compared to $5.03 per share in the second quarter of 2019. Diluted net income per share for the second quarter of 2020 included a $0.62 per share charge for acquisition-related amortization expense. The second quarter of 2019 included a $0.63 per share charge for acquisition-related amortization expense, a $0.12 per share charge for integration costs and a $0.79 per share charge for a tax credit investment loss. Currency translation rate changes decreased diluted net income per share in the second quarter by $0.04 per share.
Diluted net income per share in the first six months of 2020 increased to $9.93 per share compared to $7.65 per share in the first six months of 2019. Diluted net income per share for the first six months of 2020 included a $1.24 per share charge for acquisition-related amortization expense. The first six months of 2019 included a $1.27 per share charge for acquisition-related amortization expense, a $0.19 per share charge for integration costs, a $0.79 per share charge for a tax credit investment loss and a $0.27 per share charge for pension plan settlement expense. Currency translation rate changes decreased diluted net income per share in the first six months by $0.08 per share.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong during the first six months of 2020 as net operating cash was $1.075 billion, an improvement of $316.6 million from the prior year comparable period, primarily due to improved operating results as consolidated income before income taxes increased $165.1 million to $1.140 billion in the current year or 13.0% of net sales.
Cash and cash equivalents increased $26.3 million during the first six months of 2020. Cash flow from operations and short-term borrowings funded normal seasonal working capital increases, allowed the Company to return $1.136 billion to shareholders in the form of share buybacks and cash dividends and repay $205.7 million in long-term debt (net of proceeds from issuances) during the first six months of 2020. At June 30, 2020, the Company's cash and cash equivalents were $188.1 million compared to $161.8 million and $145.6 million at December 31, 2019 and June 30, 2019, respectively.
Total debt at June 30, 2020 was $8.850 billion or 69.6% as a percentage of total capitalization compared to $8.685 billion or 67.8% at December 31, 2019 and $9.456 billion or 71.6% at June 30, 2019. At June 30, 2020, the Company had remaining short-term borrowing ability of $2.962 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as total current assets less total current liabilities, increased $1.676 billion to a surplus of $423.6 million at June 30, 2020 compared to a deficit of $1.253 billion at June 30, 2019. The net working capital increase is primarily due to a reduction in the current portion of long-term debt, short-term borrowings and accounts payable, partially offset by decreases in accounts receivable and inventory.
Comparing current asset balances at June 30, 2020 to June 30, 2019, cash and cash equivalents increased $42.5 million, accounts receivable decreased $186.6 million due to lower sales volumes from the impacts of COVID-19, inventories decreased $106.3 million due to increased DIY paint demand, and other current assets increased $43.6 million primarily related to prepaid expenses. Current liability balances decreased at June 30, 2020 compared to June 30, 2019 primarily due to a $1.437 billion decrease in the current portion of long-term debt, a $249.3 million decrease in short-term borrowings and lower accounts payable. At June 30, 2020, the Company’s current ratio was 1.09 compared to 1.02 and 0.80 at December 31, 2019 and June 30, 2019, respectively.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $228.8 million from December 31, 2019 and decreased $495.0 million from June 30, 2019. The net decrease during the first six months of 2020 was primarily due to foreign currency translation of $73.4 million and amortization of $155.5 million. The net decrease over the twelve month period from June 30, 2019 was primarily due to amortization of $311.4 million, impairment of indefinite-lived trademarks during the fourth quarter of 2019 of $122.1 million and foreign currency translation of $110.8 million, partially offset by acquisitions of $49.1 million. The fair value of the Company's acquired intangible assets may be impacted by the Company's ongoing integration efforts.
During the first six months of 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic when evaluating whether an interim impairment trigger had occurred related to the Company's recognized goodwill and intangible assets. While the Company determined no impairment trigger occurred during the first six months of 2020 and believes its assumptions and estimates of fair value related to reporting units and indefinite-lived trademarks are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results (including sales projections related to trademarks impaired during the fourth quarter of 2019) or other underlying assumptions could have a significant impact and future impairment charges could be required.
See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Other Assets
Other assets at June 30, 2020 increased $1.2 million in the first six months of 2020 and decreased $43.9 million from a year ago. The increase in the first six months was primarily due to an increase in other investments, partially offset by a decrease in deferred tax assets and deposits. The decrease from June 30, 2019 was primarily due to decreases in deferred tax assets and other investments.
Property, Plant and Equipment
Net property, plant and equipment decreased $36.6 million in the first six months of 2020 and increased $25.0 million in the twelve months since June 30, 2019. The decrease in the first six months was primarily due to depreciation expense of $132.6 million, unfavorable changes in currency translation rates of $28.8 million and sale or disposition of fixed assets of $17.5 million, partially offset by capital expenditures of $142.3 million. Since June 30, 2019, the increase was primarily due to capital expenditures of $343.3 million and acquisitions of $16.8 million, partially offset by depreciation expense of $265.0 million, sale or disposition of fixed assets of $49.4 million, and changes in currency translation rates of $20.7 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and aviation transportation and information systems hardware in the Administrative segment.
Debt
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 (collectively the "New Notes") in a public offering. The net proceeds from the issuance of the New Notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net.
At June 30, 2020, the Company's outstanding debt was comprised of $8.290 billion of long-term debt primarily associated with senior notes, $475.0 million of borrowings outstanding on its revolving lines of credit, $63.0 million outstanding under its commercial paper program and $21.5 million outstanding under various other foreign programs. The weighted average interest rates for the borrowings outstanding on the revolving line of credit and the commercial paper program were 1.0% and 0.8%, respectively, at June 30, 2020. The Company had unused capacity under its various credit agreements of $2.962 billion at June 30, 2020.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2019 and June 30, 2019. See Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes at June 30, 2020 decreased $16.7 million in the first six months of 2020, and decreased $161.5 million from a year ago, primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2020. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2020. See Note 8 for further information on environmental-related long-term liabilities.

Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings increased $354.8 million to $559.5 million at June 30, 2020 from $204.7 million at December 31, 2019. Total long-term debt decreased $190.4 million to $8.290 billion at June 30, 2020 from $8.481 billion at December 31, 2019, and decreased $357.2 million from $8.647 billion at June 30, 2019.
The California litigation accrual decreased $59.6 million to $76.7 million ($12.0 million current and $64.7 million long-term) at June 30, 2020 from $136.3 million at June 30, 2019 as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million to the plaintiffs in accordance with the agreement in September 2019. See Note 9 for additional information.
There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the second quarter of 2020 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity decreased $253.4 million to $3.870 billion at June 30, 2020 from $4.123 billion at December 31, 2019 and increased $122.4 million from $3.748 billion at June 30, 2019.
The decrease in Shareholders’ equity for the first six months of 2020 resulted from $871.5 million of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $245.6 million and an increase in Accumulated other comprehensive loss of $187.7 million, partially offset by net income of $917.6 million and an increase in other capital of $136.1 million.
The increase in Shareholders' equity since June 30, 2019 resulted from net income of $1.743 billion and an increase in other capital of $278.4 million, partially offset by $1.204 billion of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $456.6 million and an increase in Accumulated other comprehensive loss of $236.4 million.
During the first six months of 2020, the Company purchased 1,700,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2020 to purchase 6.75 million shares of its common stock.
In February 2020, the Company's Board of Directors increased the quarterly cash dividend from $1.13 per common share to $1.34 per common share. In April 2020, the Board of Directors approved a quarterly cash dividend of $1.34 per common share. If approved in each of the remaining quarters of 2020, this quarterly cash dividend will result in an annual dividend for 2020 of $5.36 per common share or a 32.5% payout of 2019 diluted net income per common share.
Net Investment Hedges
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into in May 2019 to hedge the Company's net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI.
In February 2020, the Company entered into two U.S Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars. The fair value of the contracts are included in Other assets and Other liabilities on the balance sheet. See Note 13. The changes in fair value are recognized in the foreign currency translation adjustments component of AOCI. For the six months ended June 30, 2020, an unrealized loss of $10.7 million, net of tax, was recognized in AOCI.

Cash Flow
Net operating cash for the six months ended June 30, 2020 was a cash source of $1.075 billion compared to a cash source of $758.0 million for the same period in 2019. The improvement in net operating cash was primarily due to an increase in net income and improved working capital management, partially offset by an increase in cash requirements for long-term items.
Net investing cash usage decreased $30.4 million in the first six months of 2020 to a usage of $146.8 million from a usage of $177.2 million in 2019 primarily due to an increase in proceeds from sales of assets, partially offset by an increase in capital expenditures associated with the new global headquarters in Ohio.
Net financing cash usage increased $301.5 million to a usage of $886.1 million in the first six months of 2020 from a usage of $584.6 million for the same period in 2019 primarily due to repayments of long-term debt, treasury stock purchases and cash dividends, partially offset by the issuance of new long-term debt and the issuance of 100,000 shares of treasury stock (which were associated with the domestic defined benefit plan terminated in 2018).
In the twelve month period from July 1, 2019 through June 30, 2020, the Company generated net operating cash of $2.638 billion, used $432.2 million in investing activities and used $2.148 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At June 30, 2020, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company’s debt and related covenant.
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

The following table summarizes EBITDA as calculated by management for the periods indicated below:

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$595.9	$471.0	$917.6	$716.2
Interest expense	88.1	89.2	174.3	180.2
Income taxes	151.5	204.7	222.1	258.4
Depreciation	66.1	65.0	132.6	129.7
Amortization	77.4	78.1	155.5	156.9
EBITDA	$979.0	$908.0	$1,602.1	$1,441.4
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
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results and experience. These risks, uncertainties and other factors include such things as:
•general business conditions, strengths of retail and manufacturing economies and growth in the coatings industry;
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;
•changes in raw material and energy supplies and pricing;
•changes in our relationships with customers and suppliers;
•our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;
•competitive factors, including pricing pressures and product innovation and quality;
•our ability to attain cost savings from productivity initiatives;
•risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets, including general economic conditions, inflation rates, recessions, foreign currency exchange rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest and other external economic and political factors;
•the achievement of growth in foreign markets, such as Asia, Europe and South America;
•increasingly stringent domestic and foreign governmental regulations, including those affecting health, safety and the environment;
•inherent uncertainties involved in assessing our potential liability for environmental-related activities;
•other changes in governmental policies, laws and regulations, including changes in tariff policies, as well as changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations);
•the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto;
•adverse weather conditions or impacts of climate change, natural disasters and public health crises, including the COVID-19 pandemic; and
•the duration, severity and scope of the COVID-19 pandemic and the actions implemented by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19, which may exacerbate one or more of the aforementioned and/or other risks, uncertainties and factors more fully described in the Company’s reports filed with the Securities and Exchange Commission.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As previously disclosed, the Company received a letter dated September 26, 2018 from the South Coast Air Quality Management District (“SCAQMD”) in California alleging excess emissions from non-compliant coatings and seeking a proposed penalty of approximately $1.5 million. On November 30, 2018, SCAQMD filed a civil complaint against the Company in the Superior Court of California seeking civil penalties, costs and injunctive relief including an initial demand of $30 million. Also as previously disclosed, on April 4, 2019, SCAQMD notified the Company of its position that the Company was engaging in non-compliant sales of denatured alcohol. The letter requested information regarding the Company’s sales of denatured alcohol and invited the Company to participate in settlement discussions to resolve the matter. On June 5, 2020, the Company and SCAQMD reached a final settlement resolving both of the foregoing alleged violations, pursuant to which the Company has agreed to pay a penalty of $1.75 million to resolve the matter.
For information regarding other environmental-related matters and other legal proceedings, see the information included under the captions titled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8 and 9 of the “Notes to Condensed Consolidated Financial Statements.” The information contained in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A.    Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The information below updates the additional risks relating to the COVID-19 pandemic, first disclosed in Part II, Item IA, Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation continues to change rapidly and additional impacts are likely to arise that we are not aware of currently.
The COVID-19 pandemic has adversely impacted our business, results of operations, cash flow and financial condition, and the extent to which the COVID-19 pandemic will adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future remains uncertain.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. These actions include quarantines, physical distancing, face coverings and other health and safety protocols, “stay-at-home” orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
In response to the pandemic and these actions, we began implementing changes in our business in March 2020 designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. In late March, we temporarily reduced store hours and closed our sales floors in our company-operated paint stores to the general public, requiring our customers to order product online or via phone and to access their products via curbside pickup or delivery. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitary procedures, transitioned some of our facilities to manufacture hand sanitizer for use in our facilities and surrounding communities, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events. We also enhanced certain employee benefits, such as tele-health, paid sick leave and family leave, and established voluntary leave of absence policies. In May, we began the process of reinstituting regular store hours and re-opening the sales floors in our stores with appropriate health and safety protocols, which has resulted in all of our stores in the U.S. and Canada being fully re-opened. We also began the process of returning some of our employees who work in office environments to the office, although many employees continue to work remotely. The necessary and appropriate measures we have taken have resulted in additional costs and have adversely impacted our business and financial performance. In addition, we face additional operational risks in connection with remote work arrangements, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber attacks, computer viruses, ransomware, or other similar events and intrusions. As our response to the pandemic continues and evolves, we expect to incur additional costs and are likely to experience further adverse impacts to our business, each of which may be significant.
To date, the COVID-19 outbreak has surfaced in all regions around the world and has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which are expected to continue, and all of which have adversely affected, and are expected to continue to adversely affect, our business. We continue to experience decreases in demand for some of our products, especially within some of our architectural and industrial businesses, and reduced traffic at our stores, as well as temporary disruptions and closures of some of our facilities. Although the raw materials used in the manufacturing, distribution, and sale of our products are typically available from various sources in sufficient quantities, and although we have not experienced significant raw material shortages, delays or increased costs to date, COVID-19 may result in increased costs and unexpected shortages or delays in the delivery of some raw materials. We have reduced spending in certain areas of our business, including through voluntary and involuntary leave programs and reductions in capital expenditures, temporarily suspending share repurchases and reducing discretionary spending, and may need to take additional actions to reduce spending in the future.
While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including additional waves, increases and spikes in the number of COVID-19 cases in certain areas; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including the duration, degree and effectiveness of directives, as well as the easing, removal and potential reinstitution of directives; (c) the development, availability and effectiveness of treatments and vaccines for COVID-19; (d) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (e) our ability to sell and provide our services and products, including as a result of potential reinstitution of temporary reduced store hours and sales floor closures in our stores and continued travel restrictions, mandatory business closures, and stay-at home or similar orders; (f) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; (g) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, adverse effects to our supply chain; and (h) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or further impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
Given the inherent uncertainty surrounding COVID-19, we expect the pandemic will continue to have an adverse impact on our business in the near term. If these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s second quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)				6,750,000
Employee transactions (2)	451	$424.55		N/A

May 1 - May 31
Share repurchase program (1)				6,750,000
Employee transactions (2)	62	$570.20		N/A

June 1 - June 30
Share repurchase program (1)				6,750,000
Employee transactions (2)	223	$587.12		N/A
Total
Share repurchase program (1)				6,750,000
Employee transactions (2)	736	$486.08
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
During the six months ended June 30, 2020, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to domestic tax advisory and tax compliance services.

Item 6. Exhibits.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 28, 2020	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

July 28, 2020	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer