Form 10-Q
period 2020-09-30
SHERWIN WILLIAMS CO
filed 2020-10-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $1.00 Par Value – 90,824,506 shares as of September 30, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(millions of dollars, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$5,122.2	$4,867.7	$13,872.9	$13,786.4
Cost of goods sold	2,666.9	2,642.1	7,319.0	7,644.3
Gross profit	2,455.3	2,225.6	6,553.9	6,142.1
Percent to net sales	47.9%	45.7%	47.2%	44.6%
Selling, general and administrative expenses	1,406.8	1,345.2	4,005.7	3,920.5
Percent to net sales	27.5%	27.6%	28.9%	28.4%
Other general expense - net	10.5	12.0	13.1	18.7
Amortization	78.7	77.5	234.2	234.4
Interest expense	83.3	85.3	257.6	265.5
Interest and net investment income	(1.4)	(0.6)	(2.6)	(1.6)
California litigation expense	—	(34.7)	—	(34.7)
Other expense - net	1.8	31.1	30.6	54.9
Income before income taxes	875.6	709.8	2,015.3	1,684.4
Income taxes	169.8	133.3	391.9	391.7
Net income	$705.8	$576.5	$1,623.4	$1,292.7

Net income per common share:
Basic	$7.80	$6.28	$17.90	$14.07
Diluted	$7.66	$6.16	$17.60	$13.82

Weighted average shares outstanding:
Basic	90,537,314	91,823,573	90,694,317	91,850,565
Diluted	92,110,229	93,604,260	92,257,788	93,510,104

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(millions of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$705.8	$576.5	$1,623.4	$1,292.7

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments (1)	75.2	(131.9)	(109.1)	(120.6)

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive income (loss) (2)	0.6	(0.4)	1.9	(1.1)
	0.6	(0.4)	1.9	(1.1)

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive income (loss) (3)	(0.9)	(4.0)	(5.6)	(7.2)
	(0.9)	(4.0)	(5.6)	(7.2)

Other comprehensive income (loss)	74.9	(136.3)	(112.8)	(128.9)

Comprehensive income	$780.7	$440.2	$1,510.6	$1,163.8
(1)    The three months ended September 30, 2020 includes unrealized losses of $(26.3) million, net of taxes of $8.7 million, related to net investment hedges. The three months ended September 30, 2019 includes unrealized gains of $13.9 million, net of taxes of $(4.6) million, related to net investment hedges. The nine months ended September 30, 2020 includes unrealized losses of $(26.4) million, net of taxes of $8.7 million, related to net investment hedges. The nine months ended September 30, 2019 includes unrealized gains of $8.9 million, net of taxes of $(2.9) million, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $(0.2) million and $0.2 million in the three months ended September 30, 2020 and 2019, respectively. Net of taxes of $(0.5) million and $0.5 million in the nine months ended September 30, 2020 and 2019, respectively.
(3)    Net of taxes of $0.4 million and $1.7 million in the three months ended September 30, 2020 and 2019, respectively. Net of taxes of $1.8 million and $2.6 million in the nine months ended September 30, 2020 and 2019, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars, except per share data)	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$619.9	$161.8	$189.6
Accounts receivable, net	2,454.5	2,088.9	2,479.0
Inventories	1,672.8	1,889.6	1,825.0
Other current assets	428.4	491.4	414.1
Total current assets	5,175.6	4,631.7	4,907.7
Property, plant and equipment, net	1,780.0	1,835.2	1,798.3
Goodwill	7,005.6	7,004.8	6,958.7
Intangible assets	4,498.7	4,734.5	4,889.3
Operating lease right-of-use assets	1,738.6	1,685.6	1,659.0
Other assets	611.2	604.4	651.3
Total assets	$20,809.7	$20,496.2	$20,864.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$0.2	$204.7	$435.7
Accounts payable	2,056.2	1,876.3	2,028.4
Compensation and taxes withheld	654.5	552.7	538.9
Accrued taxes	165.2	85.7	95.0
Current portion of long-term debt	24.1	429.8	429.6
California litigation accrual	12.0	12.0	12.0
Current portion of operating lease liabilities	379.5	371.6	364.4
Other accruals	1,066.6	989.1	961.8
Total current liabilities	4,358.3	4,521.9	4,865.8
Long-term debt	8,266.9	8,050.7	8,043.0
Postretirement benefits other than pensions	262.3	263.0	261.0
Deferred income taxes	956.7	969.9	1,096.9
Long-term operating lease liabilities	1,421.3	1,370.7	1,352.2
Other long-term liabilities	1,336.9	1,196.7	1,222.5
Shareholders’ equity:
Common stock—$1.00 par value:
90.8 million, 92.1 million and 92.3 million shares outstanding
at September 30, 2020, December 31, 2019 and September 30, 2019, respectively	120.4	119.4	119.2
Other capital	3,373.3	3,153.0	3,079.3
Retained earnings	8,619.5	7,366.9	7,224.3
Treasury stock, at cost	(7,113.6)	(5,836.5)	(5,632.8)
Accumulated other comprehensive loss	(792.3)	(679.5)	(767.1)
Total shareholders' equity	4,207.3	4,123.3	4,022.9
Total liabilities and shareholders’ equity	$20,809.7	$20,496.2	$20,864.3

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(millions of dollars)	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net income	$1,623.4	$1,292.7
Adjustments to reconcile net income to net operating cash:
Depreciation	200.0	195.0
Non-cash lease expense	276.1	275.7
Amortization of intangible assets	234.2	234.4
Loss on extinguishment of debt	21.3	14.8
Amortization of credit facility and debt issuance costs	5.5	7.3
Stock-based compensation expense	72.9	70.9
Provisions for environmental-related matters	20.8	17.9
Defined benefit pension plans net cost	5.8	40.4
Deferred income taxes	2.1	(43.4)
Other	(4.0)	(16.9)
Change in working capital accounts - net	312.2	(259.6)
Change in operating lease liabilities	(270.6)	(272.3)
Costs incurred for environmental-related matters	(24.2)	(20.0)
Other	88.3	124.5
Net operating cash	2,563.8	1,661.4

INVESTING ACTIVITIES
Capital expenditures	(193.8)	(224.8)
Acquisitions of businesses, net of cash acquired		(72.6)
Proceeds from sale of assets	38.8	6.9
(Increase) decrease in other investments	(21.6)	2.0
Net investing cash	(176.6)	(288.5)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(204.5)	109.0
Proceeds from long-term debt	999.0	1,332.8
Payments of long-term debt	(1,204.7)	(1,875.7)
Payments for credit facility and debt issuance costs	(10.0)	(13.0)
Payments of cash dividends	(367.8)	(314.9)
Proceeds from stock options exercised	135.7	111.2
Treasury stock purchased	(1,294.7)	(577.8)
Proceeds from treasury stock issued	57.4
Other	(26.6)	(113.3)
Net financing cash	(1,916.2)	(1,341.7)

Effect of exchange rate changes on cash	(12.9)	2.9
Net increase in cash and cash equivalents	458.1	34.1
Cash and cash equivalents at beginning of year	161.8	155.5
Cash and cash equivalents at end of period	$619.9	$189.6

Income taxes paid	$300.9	$310.1
Interest paid	243.0	246.8

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
Net income			321.7			321.7
Other comprehensive loss					(221.6)	(221.6)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(890.3)		(890.3)
Treasury stock issued		13.5		43.9		57.4
Stock-based compensation activity	0.3	48.7		(24.8)		24.2
Other adjustments		0.3				0.3
Cash dividends -- $1.34 per share			(122.9)			(122.9)
Balance at March 31, 2020	$119.7	$3,215.5	$7,562.7	$(6,707.7)	$(901.1)	$3,289.1
Net income			595.9			595.9
Other comprehensive income					33.9	33.9
Stock-based compensation activity	0.3	73.3		(0.3)		73.3
Other adjustments		0.3	0.1			0.4
Cash dividends -- $1.34 per share			(122.7)			(122.7)
Balance at June 30, 2020	$120.0	$3,289.1	$8,036.0	$(6,708.0)	$(867.2)	$3,869.9
Net income			705.8			705.8
Other comprehensive loss					74.9	74.9
Treasury stock purchased				(404.4)		(404.4)
Stock-based compensation activity	0.4	84.5		(1.2)		83.7
Other adjustments		(0.3)	(0.1)			(0.4)
Cash dividends -- $1.34 per share			(122.2)			(122.2)
Balance at September 30, 2020	$120.4	$3,373.3	$8,619.5	$(7,113.6)	$(792.3)	$4,207.3

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	$118.4	$2,896.4	$6,246.5	$(4,900.7)	$(629.9)	$3,730.7
Net income			245.2			245.2
Other comprehensive income					6.0	6.0
Adjustment to initially adopt ASU 2016-02			(8.4)			(8.4)
Adjustment to initially adopt ASU 2018-02			8.3		(8.3)	—
Treasury stock purchased				(305.1)		(305.1)
Treasury stock transferred to qualified replacement plan				(131.8)		(131.8)
Stock-based compensation activity	0.3	47.6		(21.3)		26.6
Other adjustments		1.6	0.1			1.7
Cash dividends -- $1.13 per share			(104.8)			(104.8)
Balance at March 31, 2019	$118.7	$2,945.6	$6,386.9	$(5,358.9)	$(632.2)	$3,460.1
Net income			471.0			471.0
Other comprehensive income					1.4	1.4
Treasury stock purchased				(145.4)		(145.4)
Stock-based compensation activity	0.2	65.0				65.2
Other adjustments		0.1	0.1			0.2
Cash dividends -- $1.13 per share			(105.0)			(105.0)
Balance at June 30, 2019	$118.9	$3,010.7	$6,753.0	$(5,504.3)	$(630.8)	$3,747.5
Net income			576.5			576.5
Other comprehensive loss					(136.3)	(136.3)
Treasury stock purchased				(127.3)		(127.3)
Stock-based compensation activity	0.3	68.4	0.1	(1.2)		67.6
Other adjustments		0.2	(0.2)			—
Cash dividends -- $1.13 per share			(105.1)			(105.1)
Balance at September 30, 2019	$119.2	$3,079.3	$7,224.3	$(5,632.8)	$(767.1)	$4,022.9

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended September 30, 2020 and 2019
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
Accounting estimates were revised as necessary during the first nine months of 2020 based on new information and changes in facts and circumstances. Certain amounts in the 2019 condensed consolidated financial statements have been reclassified to conform to the 2020 presentation.
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2020 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASC 326). This ASU replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The Company adopted ASU 2016-13 using the modified retrospective transition method. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2020 and did not have a material impact on the Company's results of operations, financial condition or liquidity. See Note 3 for additional information.

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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2019	$2,088.9	$50.5	$178.2	$242.8	$10.4
Balance at September 30, 2020	2,454.5	49.0	177.8	243.9	10.7
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

Allowance for Credit Losses
The Company's primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Accounts receivable balance to the net amount expected to be collected (estimated net realizable value). The Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful accounts are included in Selling, general and administrative expenses. During the first nine months of 2020, the Company recognized approximately $21 million of incremental bad debt expense related to the expected impact from the COVID-19 pandemic. See Note 2 for additional information.
The following table summarizes the movement in the Company's allowance for doubtful accounts:

Balance at December 31, 2019	$36.5
Adjustment upon adoption of ASU 2016-13	3.0
Bad debt expense	63.6
Uncollectible accounts written off, net of recoveries	(26.0)
Balance at September 30, 2020	$77.1

NOTE 4—INVENTORIES
Included in Inventories were the following:

	September 30,	December 31,	September 30,
	2020	2019	2019
Finished goods	$1,342.4	$1,509.6	$1,474.9
Work in process and raw materials	330.4	380.0	350.1
Inventories	$1,672.8	$1,889.6	$1,825.0

NOTE 5—GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	September 30,	December 31,	September 30,
	2020	2019	2019
Land	$276.2	$242.1	$239.4
Buildings	1,061.4	1,044.2	1,006.7
Machinery and equipment	2,971.5	2,952.1	2,837.5
Construction in progress	109.6	144.0	179.5
Property, plant and equipment, gross	4,418.7	4,382.4	4,263.1
Less allowances for depreciation	2,638.7	2,547.2	2,464.8
Property, plant and equipment, net	$1,780.0	$1,835.2	$1,798.3
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
As of September 30, 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its potential impact on each of the reporting units and intangible assets. During this review, management considered the Company's current market capitalization, forecasts for reporting units, as well as the results of the annual 2019 impairment tests performed during the fourth quarter of 2019. The Company determined it was not more likely than not that the goodwill and intangible assets were impaired, and thus, a triggering event had not occurred which would require an interim impairment test to be performed.

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
NOTE 6—DEBT
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 (collectively the “New Notes”) in a public offering. The net proceeds from the issuance of the New Notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net.
On September 14, 2020, the Company amended its five-year credit agreement entered into on May 6, 2016. The primary purpose of the amendment was to extend the maturity of $75.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension and increase of a revolving letter of credit from June 20, 2021 to June 20, 2025.
In August 2019, the Company repurchased $1.010 billion of its 2.25% Senior Notes due May 2020 and $490.0 million of its 2.75% Senior Notes due June 2022. These repurchases resulted in a loss of $14.8 million recorded in Other expense - net.
In August 2019, the Company issued $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 in a public offering. The net proceeds from the issuance of the Senior Notes were used for general corporate purposes.
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

NOTE 7—PENSION, HEALTH CARE AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic defined benefit pension plans, foreign defined benefit pension plans and postretirement benefits other than pensions:

	Domestic Defined Benefit Pension Plans		Foreign Defined Benefit Pension Plans		Postretirement Benefits Other than Pensions
	2020	2019	2020	2019	2020	2019
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$1.2	$0.7	$1.7	$1.5	$0.3	$0.4
Interest cost	0.8	1.2	1.9	2.5	2.0	2.8
Expected return on assets	(1.6)	(1.3)	(2.6)	(2.8)
Recognition of:
Unrecognized prior service cost (credit)	0.3	0.4			(0.3)	(1.3)
Unrecognized actuarial loss			0.3	0.2	0.5	0.1
Net periodic benefit cost	$0.7	$1.0	$1.3	$1.4	$2.5	$2.0

Nine Months Ended September 30:
Net periodic benefit cost:
Service cost	$3.4	$2.6	$5.2	$4.5	$1.1	$1.1
Interest cost	2.4	3.6	5.6	7.2	5.7	8.4
Expected return on assets	(4.7)	(4.0)	(7.8)	(7.7)
Recognition of:
Unrecognized prior service cost (credit)	1.0	1.1			(0.8)	(3.8)
Unrecognized actuarial loss			0.7	0.7	1.5	0.4
Ongoing pension cost	2.1	3.3	3.7	4.7	7.5	6.1
Settlement expense		32.4
Net periodic benefit cost	$2.1	$35.7	$3.7	$4.7	$7.5	$6.1
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

The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs, which are mostly undiscounted, are determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided.
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2020 and 2019, the Company had accruals reported on the balance sheet as Other long-term liabilities of $310.5 million and $321.8 million, respectively. Estimated costs of current investigation and remediation activities of $57.6 million and $51.0 million are included in Other accruals at September 30, 2020 and 2019, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $115.9 million higher than the minimum accruals at September 30, 2020. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2020. At September 30, 2020, $316.7 million, or 86.0% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $115.9 million at September 30, 2020, $91.9 million, or 79.3%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
The largest and most complex of the Major Sites is the Gibbsboro, New Jersey site (“Gibbsboro”) which comprises the substantial majority of the environmental-related accrual. Gibbsboro, a former manufacturing plant, and related areas, which ceased operations in 1978, has had various areas included on the National Priorities List since 1999. This location has soil, waterbodies, and groundwater contamination related to the historic operations of the facility. Gibbsboro has been divided by the Environmental Protection Agency (“EPA”) into six operable units (“OUs”) based on location and characteristics, whose investigation and remediation efforts are likely to occur over an extended period of time. Each of the OUs are in various phases of investigation and remediation with the EPA that provide enough information to reasonably estimate cost ranges and record environmental-related accruals. The most significant assumptions underlying the reliability and precision of remediation cost estimates for the Gibbsboro site are the type and extent of future remedies to be selected by the EPA and the costs of implementing those remedies.
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

Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At September 30, 2020, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
On July 17, 2019, the Company, ConAgra and NL Industries reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the Company and the other two defendants collectively shall pay a total of $305.0 million, with the Company and the other two defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the Company and the other two defendants. The Company accrued $136.3 million for this litigation in the third quarter of 2018. During the third quarter of 2019, the Company reduced its accrual by $59.6 million as a result of the final court approved agreement to resolve the litigation and the initial payment of $25.0 million made to the plaintiffs on September 23, 2019. At September 30, 2020 and 2019, the Company had accruals reported on the balance sheet of $64.7 million and $76.7 million, respectively, with $12.0 million included in current liabilities and the remaining $52.7 million and $64.7 million, respectively, included in Other long-term liabilities.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. The plaintiffs filed a motion for remand in each action on January 7, 2019, which the defendants opposed. The federal trial court remanded each action on June 5, 2019. The defendants asked the federal court to stay the order of remand pending appeal, which the federal court granted on June 27, 2019, and the defendants filed a notice of appeal with the United States Court of Appeals for the Third Circuit. On February 26, 2020, the Third Circuit affirmed the trial court's order to remand the cases to state court. Both cases were ordered to be remanded to state court on July 21, 2020.
In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees.
In October 2018, the Company filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company's rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendant Erie County on November 9, 2018 and defendant York County on November 21, 2018. Defendant Delaware County filed a motion to dismiss the Complaint, which the federal trial court granted on October 4, 2019. The Company appealed the federal trial court’s dismissal on November 1, 2019 to the United States Court of Appeals for the Third Circuit. On July 31, 2020, the Third Circuit affirmed the federal trial court's dismissal of the Complaint.
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
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial commenced on May 6, 2019 and ended on May 31, 2019, with a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). The Company filed a motion for judgment in its favor based on public policy factors under Wisconsin law. On September 20, 2019, the trial court denied the motion and entered judgment in favor of the plaintiffs. On October 18, 2019, the Company filed post-trial motions for judgment as a matter of law and for a new trial. On February 27, 2020, the trial court denied the Company's post-trial motion for judgment as a matter of law. On April 10, 2020, the trial court granted the Company's post-trial motion for a new trial to the extent that the damages award to plaintiff Glenn Burton, Jr. shall be remitted to $800,000, and denied the motion in all other respects. The Company filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit on May 8, 2020 and its opening brief on July 17, 2020. The plaintiffs filed their opposition brief on October 7, 2020. The Company is to file its reply brief on or before November 12, 2020.
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
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the Company and other defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants filed a petition with the Supreme Court of Illinois for discretionary review. By order entered January 31, 2019, that court allowed defendants’ petition for leave to appeal. On May 21, 2020, the Supreme Court of Illinois reversed the Appellate Court's judgment, affirmed the Circuit Court's summary judgment dismissing the claims of the two plaintiffs for whom Medicaid paid for their children's testing, and remanded the case for further proceedings consistent with the Supreme Court's decision. On August 19, 2020, the defendants filed their renewed motion for class decertification and entry of final judgment with the Circuit Court. The plaintiffs filed their opposition brief on September 29, 2020. The defendants filed their reply brief on October 12, 2020.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. On February 21, 2020, the Company filed a motion to dismiss. On April 7, 2020, the plaintiffs filed a brief in opposition. The Company filed a reply brief on April 20, 2020. A hearing on the motion to dismiss is scheduled for January 29, 2021.
NOTE 10—SHAREHOLDERS' EQUITY
Dividends paid on common stock during each of the first three quarters of 2020 and 2019 were $1.34 per share and $1.13 per share, respectively.
During the nine months ended September 30, 2020, 796,531 stock options were exercised at a weighted average price per share of $170.86. In addition, 128,436 restricted stock units vested during this period.
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

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2019	$(657.4)	$(69.2)	$47.1	$(679.5)
Amounts recognized in AOCI	(109.1)			(109.1)
Amounts reclassified from AOCI		1.9	(5.6)	(3.7)
Balance at September 30, 2020	$(766.5)	$(67.3)	$41.5	$(792.3)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2018	$(607.6)	$(67.1)	$44.8	$(629.9)
Reclassifications from AOCI to Retained earnings for adoption of ASU 2018-02		(19.3)	11.0	(8.3)
Amounts recognized in AOCI	(120.6)			(120.6)
Amounts reclassified from AOCI		(1.1)	(7.2)	(8.3)
Balance at September 30, 2019	$(728.2)	$(87.5)	$48.6	$(767.1)

NOTE 12—DERIVATIVES AND HEDGING
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into in May 2019 to hedge the Company's net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI. For the three and nine months ended September 30, 2019, an unrealized gain of $13.9 million and $8.9 million, respectively, net of tax, was recognized in AOCI.
In February 2020, the Company entered into two U.S. Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars. The fair value of the contracts are included in Other liabilities on the balance sheet. See Note 13. The changes in fair value are recognized in the foreign currency translation adjustments component of AOCI. For the three and nine months ended September 30, 2020, an unrealized loss of $26.4 million and $37.1 million, respectively, net of tax, was recognized in AOCI.

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

	September 30, 2020
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$63.5	$30.7	$32.8
	$63.5	$30.7	$32.8	$—

Liabilities:
Deferred compensation plan liabilities (2)	$81.8	$81.8
Net investment hedge liability (3)	49.2		$49.2
	$131.0	$81.8	$49.2	$—

	December 31, 2019
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$61.1	$29.9	$31.2
Net investment hedge asset (3)	1.5		1.5
	$62.6	$29.9	$32.7	$—

Liabilities:
Deferred compensation plan liabilities (2)	$76.9	$76.9
	$76.9	$76.9	$—	$—
(1)The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $56.2 million and $54.8 million at September 30, 2020 and December 31, 2019, respectively.
(2)The Company’s liabilities under its deferred compensation plans represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.
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

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,265.3	$9,440.1	$8,203.2	$8,735.8
Non-publicly traded debt	25.7	25.5	277.3	270.7

NOTE 14—OTHER
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provisions for environmental matters - net	$10.1	$10.6	$20.8	$17.9
(Gain) loss on sale or disposition of assets	0.4	1.4	(7.7)	0.8
Other general expense - net	$10.5	$12.0	$13.1	$18.7
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
Other expense - net
Included in Other expense - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment and royalty income	$(3.1)	$(2.2)	$(5.7)	$(7.8)
Loss on extinguishment of debt (see Note 6)		14.8	21.3	14.8
Net expense from banking activities	2.6	2.6	7.8	8.0
Foreign currency transaction related (gains) losses	(0.1)	16.4	10.3	12.5
Domestic pension plan settlement expense				32.4
Miscellaneous pension (income) expense	1.3	1.8	3.6	5.9
Other income	(8.4)	(6.0)	(19.5)	(21.5)
Other expense	9.5	3.7	12.8	10.6
Other expense - net	$1.8	$31.1	$30.6	$54.9
Foreign currency transaction related (gains) losses represent net realized (gains) losses on U.S. dollar-denominated liabilities of foreign subsidiaries and net realized (gains) losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at September 30, 2020 and 2019.
Miscellaneous pension (income) expense consists of the non-service components of net pension costs (credits). See Note 7 for information on Miscellaneous pension (income) expense and the Domestic pension plan settlement expense.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.
NOTE 15—INCOME TAXES
The effective tax rate was 19.4% for the third quarter and first nine months of 2020, respectively, compared to 18.8% and 23.3% for the third quarter and first nine months of 2019, respectively. The decrease in the effective tax rate for the first nine months of 2020 compared to 2019 was primarily due to a $74.3 million tax provision recorded in the first nine months of 2019 related to the reversal of net tax benefits recognized in previous tax years from federal renewable energy tax credit funds. The effective tax rate was also favorably impacted by tax benefits related to employee share based payments during the third quarter and first nine months of 2020 and 2019. The other significant components of the Company's effective tax rate were consistent for the third quarter and first nine months of 2020 compared to the same periods in 2019.

In response to the COVID-19 outbreak, global legislation concerning income taxes was passed in March 2020. The Company assessed the applicability of the stimulus elements within the global legislation, and it is not expected to have a material impact on the Company's consolidated financial statements. The primary benefit to the Company is the delay of payment of federal and state income taxes as well as federal payroll withholding taxes until subsequent periods.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2019 during the nine months ended September 30, 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been proposed. The Company is evaluating the proposed adjustments and believes that it is adequately reserved for any potential exposure. At September 30, 2020, the federal statute of limitations had not expired for the 2013 through 2019 tax years.
At September 30, 2020, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2019. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2019.
NOTE 16—NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic
Net income	$705.8	$576.5	$1,623.4	$1,292.7
Average shares outstanding	90,537,314	91,823,573	90,694,317	91,850,565
Basic net income per share	$7.80	$6.28	$17.90	$14.07

Diluted
Net income	$705.8	$576.5	$1,623.4	$1,292.7
Average shares outstanding assuming dilution:
Average shares outstanding	90,537,314	91,823,573	90,694,317	91,850,565
Stock options and other contingently issuable shares (1)	1,561,994	1,742,298	1,546,419	1,611,078
Non-vested restricted stock grants	10,921	38,389	17,052	48,461
Average shares outstanding assuming dilution	92,110,229	93,604,260	92,257,788	93,510,104
Diluted net income per share	$7.66	$6.16	$17.60	$13.82
(1)There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended September 30, 2020 and September 30, 2019. There were 63,753 and 9,853 stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

	Three Months Ended September 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,978.3	$838.1	$1,305.3	$0.5	$5,122.2
Intersegment transfers		1,024.3	28.7	(1,053.0)	—
Total net sales and intersegment transfers	$2,978.3	$1,862.4	$1,334.0	$(1,052.5)	$5,122.2

Segment profit	$747.4	$198.3	$155.3		$1,101.0
Interest expense				$(83.3)	(83.3)
Administrative expenses and other				(142.1)	(142.1)
Income before income taxes	$747.4	$198.3	$155.3	$(225.4)	$875.6

	Three Months Ended September 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,898.2	$678.4	$1,290.2	$0.9	$4,867.7
Intersegment transfers		995.2	29.5	(1,024.7)	—
Total net sales and intersegment transfers	$2,898.2	$1,673.6	$1,319.7	$(1,023.8)	$4,867.7

Segment profit	$663.6	$114.9	$137.5		$916.0
California litigation expense				$34.7	34.7
Interest expense				(85.3)	(85.3)
Administrative expenses and other				(155.6)	(155.6)
Income before income taxes	$663.6	$114.9	$137.5	$(206.2)	$709.8

	Nine Months Ended September 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$7,807.5	$2,440.6	$3,622.7	$2.1	$13,872.9
Intersegment transfers		2,770.0	105.0	(2,875.0)	—
Total net sales and intersegment transfers	$7,807.5	$5,210.6	$3,727.7	$(2,872.9)	$13,872.9

Segment profit	$1,735.4	$519.2	$366.4		$2,621.0
Interest expense				$(257.6)	(257.6)
Administrative expenses and other				(348.1)	(348.1)
Income before income taxes	$1,735.4	$519.2	$366.4	$(605.7)	$2,015.3

	Nine Months Ended September 30, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$7,809.1	$2,137.4	$3,838.0	$1.9	$13,786.4
Intersegment transfers		2,769.0	88.3	(2,857.3)	—
Total net sales and intersegment transfers	$7,809.1	$4,906.4	$3,926.3	$(2,855.4)	$13,786.4

Segment profit	$1,607.1	$343.5	$386.5		$2,337.1
California litigation expense				$34.7	34.7
Interest expense				(265.5)	(265.5)
Administrative expenses and other				(421.9)	(421.9)
Income before income taxes	$1,607.1	$343.5	$386.5	$(652.7)	$1,684.4
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
Net external sales of all consolidated foreign subsidiaries were $967.6 million and $918.8 million for the third quarter of 2020 and 2019, respectively. Net external sales of all consolidated foreign subsidiaries were $2.572 billion and $2.768 billion for the first nine months of 2020 and 2019, respectively. Long-lived assets of these subsidiaries totaled $3.077 billion and $3.112 billion at September 30, 2020 and 2019, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2020 and 2019.
For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
NOTE 18—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying amount of the investments, included in Other assets, was $199.8 million and $225.4 million at September 30, 2020 and 2019, respectively. The liability for estimated future capital contributions to the investments was $155.2 million and $162.4 million at September 30, 2020 and 2019, respectively.

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
SUMMARY
•Consolidated net sales increased 5.2% in the quarter to $5.122 billion
•Net sales from stores in U.S. and Canada open more than twelve calendar months increased 3.1% in the quarter
•Diluted net income per share increased to $7.66 per share in the quarter compared to $6.16 per share in the third quarter 2019
◦Third quarter 2020 included charges of $0.63 per share for acquisition-related amortization expense; third quarter 2019 included charges of $0.63 per share for acquisition-related amortization expense and $0.14 per share for integration costs, partially offset by a $0.28 per share benefit from the resolution of the California litigation
•Net operating cash increased 54% year-to-date to $2.56 billion, or 18.5% of sales
OUTLOOK
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) to be a global pandemic and recommended containment and mitigation measures worldwide. While the response to the outbreak continues to evolve, it has led to stay-at-home orders and physical distancing guidelines, among other mandates, that have substantially disrupted normal activities in most segments of the global economy. We have worked with government and health authorities to continue to operate our business during this crisis, including our company-operated stores, manufacturing plants and other facilities, due to the essential nature of our products. We have endeavored to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our employees, customers and their families worldwide by implementing online and phone ordering of products, using curb side pickup or delivery, and implementing remote, alternate and flexible work arrangements where possible. We will continue to work with government authorities and health officials in implementing appropriate safety measures, adapting as recommendations and safety protocols evolve so that we may maintain our operations, keep our stores open and continue to return employees who work in office environments.
While the COVID-19 pandemic did not have a material adverse effect on our consolidated financial results for the first three quarters, we anticipate the impact of the deterioration of the U.S and global economies may continue and could have an adverse impact on our business in future periods. The extent to which our operations will be impacted by the outbreak depends largely on future developments, including the duration, severity and scope of the pandemic, all of which remain uncertain.
We have a strong liquidity position, with $619.9 million in cash and $3.50 billion of unused capacity under our credit facilities at September 30, 2020. The Company is in compliance with bank covenants and expects to remain in compliance. During the first half of the year, we took actions to preserve liquidity and generate cash flow during the crisis. As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact to the Company worldwide, including our financial position, liquidity, results of operations and cash flows, while managing our response to the crisis through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners.
Please see Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further information regarding the current and potential impact of the COVID-19 pandemic on the Company.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2020 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.
Net Sales

(millions of dollars)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
The Americas Group	$2,978.3	$2,898.2	$80.1	2.8%	$7,807.5	$7,809.1	$(1.6)	—%
Consumer Brands Group	838.1	678.4	159.7	23.5%	2,440.6	2,137.4	303.2	14.2%
Performance Coatings Group	1,305.3	1,290.2	15.1	1.2%	3,622.7	3,838.0	(215.3)	(5.6)%
Administrative	0.5	0.9	(0.4)	(44.4)%	2.1	1.9	0.2	10.5%
Total	$5,122.2	$4,867.7	$254.5	5.2%	$13,872.9	$13,786.4	$86.5	0.6%
Three Months Ended September 30, 2020
Consolidated net sales increased in the third quarter of 2020 due primarily to higher sales to most of the Consumer Brands Group's retail customers in all regions, continued strong sales in residential repaint and DIY in North American stores, and a return to growth in Performance Coatings Group. Currency translation rate changes decreased net sales by 0.9% in the third quarter of 2020. Net sales of all consolidated foreign subsidiaries were up 5.3% to $967.6 million in the third quarter compared to $918.8 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the third quarter was due primarily to higher volume sales to most of the Consumer Brands Group's retail customers. Net sales of all operations other than consolidated foreign subsidiaries were up 5.2% to $4.155 billion in the third quarter compared to $3.949 billion in the same period last year.
Net sales in The Americas Group increased in the third quarter of 2020 due primarily to higher residential repaint, DIY and new residential paint sales in the U.S. and Canada, partially offset by the impacts of COVID-19 on demand in some end market segments served. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 3.1% in the third quarter compared to last year’s comparable period. Sales of non-paint products increased 0.2% compared to last year's third quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the third quarter due primarily to higher volume sales to most of the group’s retail customers in all regions.
Net sales in the Performance Coatings Group stated in U.S. dollars increased in the third quarter primarily due to higher sales volume and improving demand in most businesses and regions, led by our Packaging and Industrial Wood divisions. Currency translation rate changes decreased the Performance Coatings Group's net sales by 1.4% in the third quarter.
Nine Months Ended September 30, 2020
Consolidated net sales increased slightly in the first nine months of 2020 due primarily to higher sales to most of the Consumer Brands Group's retail customers in all regions, mostly offset by demand softness in some end markets in The Americas Group and the Performance Coatings Group caused by the impacts of COVID-19 and unfavorable currency translation rate changes. Currency translation rate changes decreased net sales by 1.3% in the first nine months of 2020. Net sales of all consolidated foreign subsidiaries were down 7.1% to $2.572 billion in the first nine months compared to $2.768 billion in the same period last year. The decrease in net sales for all consolidated foreign subsidiaries in the first nine months was due primarily to demand softness in some end markets from the impacts of COVID-19, and unfavorable currency translation rate changes. Net sales of all operations other than consolidated foreign subsidiaries were up 2.6% to $11.301 billion in the first nine months compared to $11.019 billion in the same period last year.
Net sales in The Americas Group were essentially flat in the first nine months of 2020 due primarily to the impacts of COVID-19 on demand in most end market segments served during the second quarter. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 0.7% in the first nine months compared to last year’s comparable period. Sales of non-paint products decreased 4.3% over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the first nine months due primarily to higher volume sales to most of the group’s North American and European retail customers.
Net sales in the Performance Coatings Group stated in U.S. dollars decreased in the first nine months primarily due to softer end market demand in most businesses, mostly due to the impacts of COVID-19, and unfavorable currency translation rate changes, partially offset by increased sales in the Packaging and Coil divisions in all regions. Currency translation rate changes decreased the Performance Coatings Group's net sales by 2.2% in the first nine months of 2020.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

(millions of dollars, except % of sales data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Gross profit	$2,455.3	47.9%	$2,225.6	45.7%	$6,553.9	47.2%	$6,142.1	44.6%
Selling, general and administrative expenses	1,406.8	27.5%	1,345.2	27.6%	4,005.7	28.9%	3,920.5	28.4%
Other general expense - net	10.5	0.2%	12.0	0.2%	13.1	0.1%	18.7	0.2%
Amortization	78.7	1.5%	77.5	1.6%	234.2	1.7%	234.4	1.7%
Interest expense	83.3	1.6%	85.3	1.8%	257.6	1.8%	265.5	1.9%
Interest and net investment income	(1.4)	—%	(0.6)	—%	(2.6)	—%	(1.6)	—%
California litigation expense	—	—%	(34.7)	(0.7)%	—	—%	(34.7)	(0.2)%
Other expense - net	1.8	—%	31.1	0.6%	30.6	0.2%	54.9	0.4%
Income before income taxes	$875.6	17.1%	$709.8	14.6%	$2,015.3	14.5%	$1,684.4	12.2%
Three Months Ended September 30, 2020
Consolidated gross profit increased $229.7 million in the third quarter of 2020 compared to the same period in 2019. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter of 2020 to 47.9%, compared to 45.7% during the same period in 2019. Consolidated gross profit dollars and percent improved as a result of favorable customer and product mix and moderating raw material costs.
The Americas Group’s gross profit in the third quarter of 2020 was higher than last year by $107.2 million due primarily to favorable customer and product mix and moderating raw material costs, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales increased in the third quarter of 2020 compared to the same period in 2019 for these same reasons. The Consumer Brands Group’s gross profit increased by $90.3 million in the third quarter compared to the same period last year due primarily to higher sales volume to most of the group's retail customers and moderating raw material costs. The Consumer Brands Group’s gross profit as a percent of sales increased in the third quarter compared to the same period last year due to higher sales volume, moderating raw material costs and actions taken over the past year to improve international operating margins. The Performance Coatings Group’s gross profit increased $31.2 in the third quarter compared to the same period last year, when stated in U.S. dollars, primarily due to moderating raw material costs and higher sales volume. The Performance Coatings Group’s gross profit as a percent of sales increased in the third quarter compared to the same period last year for these same reasons.
Consolidated selling, general and administrative expenses (SG&A) increased $61.6 million in the third quarter of 2020 versus the same period last year due primarily to increased spending from new store openings, and to support higher DIY sales levels with our retail customers. As a percent of sales, consolidated SG&A remained relatively flat at 27.5% in the third quarter of 2020, from 27.6% in the same period last year.
The Americas Group’s SG&A increased $36.5 million in the third quarter of 2020 compared to the same period last year due primarily to increased spending from new store openings and additional sales reps. The Consumer Brands Group’s SG&A increased $8.3 million in the third quarter compared to the same period last year to support higher sales levels. The Performance Coatings Group’s SG&A increased $9.1 million in the third quarter compared to the same period last year to support higher sales levels and investments in information technology systems. The Administrative segment’s SG&A increased $7.7 million in the third quarter compared to the same period last year due primarily to investments in information technology systems, partially offset by lower integration costs.
In the third quarter of 2020, amortization of acquired intangibles was $50.5 million and $21.7 million for the Performance Coatings and Consumer Brands Groups, respectively. In the third quarter of 2019, amortization of acquired intangibles was $50.5 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other expense - net improved $29.3 million in the third quarter of 2020 compared to the same period in 2019 primarily due to a decrease in foreign currency transaction related losses and the recognition of a $14.8 million loss on extinguishment of debt in the prior year.
Nine Months Ended September 30, 2020
Consolidated gross profit increased $411.8 million in the first nine months of 2020 compared to the same period in 2019. Consolidated gross profit as a percent of consolidated net sales increased in the first nine months of 2020 to 47.2%, compared to 44.6% during the same period in 2019. Consolidated gross profit dollars and percent improved as a result of favorable customer and product mix and moderating raw material costs.
The Americas Group’s gross profit in the first nine months of 2020 was higher than last year by $236.6 million due to moderating raw material costs and favorable customer and product mix, partially offset by unfavorable currency translation rate changes. The Americas Group’s gross profit as a percent of sales increased in the first nine months of 2020 compared to the same period in 2019 for the same reasons. The Consumer Brands Group’s gross profit increased by $178.7 million in the first nine months compared to the same period last year due primarily to higher sales volume to most of the group's North American and European retail customers and moderating raw material costs. The Consumer Brands Group’s gross profit as a percent of sales increased in the first nine months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit decreased $15.5 million in the first nine months compared to the same period last year, when stated in U.S. dollars, primarily due to unfavorable currency translation rate changes, partially offset by moderating raw material costs. The Performance Coatings Group’s gross profit as a percent of sales increased in the first nine months compared to the same period last year due to moderating raw material costs.
Consolidated SG&A increased $85.2 million in the first nine months of 2020 versus the same period last year due primarily to increased expenses in The Americas Group, partially offset by reduced or deferred corporate costs related to COVID-19. As a percent of sales, consolidated SG&A in the first nine months compared to the same period last year increased due to these same reasons.
The Americas Group’s SG&A increased $108.0 million in the first nine months of 2020 due primarily to increased spending from new store openings, additional sales reps and COVID-19 costs primarily in the second quarter. The Consumer Brands Group’s SG&A increased $3.1 million in the first nine months compared to the same period last year primarily to support higher sales levels, partially offset by currency translation rate changes. The Performance Coatings Group’s SG&A increased $2.1 million in the first nine months compared to the same period last year primarily due to investments in information technology systems and expenses related to COVID-19, partially offset by currency translation rate changes. The Administrative segment’s SG&A decreased $28.0 million in the first nine months compared to the same period last year due primarily to lower investments in information technology systems.
Other general expense - net decreased $5.6 million in the first nine months of 2020 compared to the same period in 2019 primarily due to increased gains from the sale and disposition of fixed assets in the current year.
In the first nine months of 2020, amortization of acquired intangibles was $150.6 million and $64.5 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first nine months of 2019, amortization of acquired intangibles was $152.1 million and $64.1 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other expense - net improved $24.3 million in the first nine months of 2020 compared to the same period in 2019 primarily due to a $$32.4 million charge recognized in 2019 for the settlement of a domestic pension plan, partially offset by a $6.5 million increase in losses recognized upon extinguishment of debt.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Income Before Income Taxes:
The Americas Group	$747.4	$663.6	12.6%	$1,735.4	$1,607.1	8.0%
Consumer Brands Group	198.3	114.9	72.6%	519.2	343.5	51.1%
Performance Coatings Group	155.3	137.5	12.9%	366.4	386.5	(5.2)%
Administrative	(225.4)	(206.2)	(9.3)%	(605.7)	(652.7)	7.2%
Total	$875.6	$709.8	23.4%	$2,015.3	$1,684.4	19.6%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	25.1%	22.9%		22.2%	20.6%
Consumer Brands Group	23.7%	16.9%		21.3%	16.1%
Performance Coatings Group	11.9%	10.7%		10.1%	10.1%
Administrative	nm	nm		nm	nm
Total	17.1%	14.6%		14.5%	12.2%

nm - not meaningful
Income Tax Expense
The effective tax rate was 19.4% for the third quarter of 2020 compared to 18.8% for the third quarter of 2019 and 19.4% for the first nine months of 2020 compared to 23.3% for the first nine months of 2019. The decrease in the effective tax rate in the current year compared to prior year was primarily due to a $74.3 million tax provision recorded in the first nine months of 2019 related to the reversal of previously recognized net tax benefits from federal renewable energy tax credit funds. The effective tax rate was also favorably impacted by tax benefits related to employee share based payments during 2020 and 2019. The other significant components of the Company's tax rate were consistent year over year. See Note 15 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the third quarter of 2020 increased to $7.66 per share compared to $6.16 per share in the third quarter of 2019. Diluted net income per share for the third quarter of 2020 included a $0.63 per share charge for acquisition-related amortization expense. The third quarter of 2019 included charges of $0.63 per share for acquisition-related amortization expense and $0.14 per share for integration costs, partially offset by a benefit of $0.28 per share from the resolution of the California litigation. Currency translation rate changes had a negligible impact on diluted net income per share in the third quarter.
Diluted net income per share in the first nine months of 2020 increased to $17.60 per share compared to $13.82 per share in the first nine months of 2019. Diluted net income per share for the first nine months of 2020 included a $1.87 per share charge for acquisition-related amortization expense. The first nine months of 2019 included charges of $1.90 per share for acquisition-related amortization expense, $0.33 per share for integration costs, $0.79 per share for a tax credit investment loss and $0.27 per share for pension plan settlement expense, partially offset by a benefit of $0.28 per share from the resolution of the California litigation. Currency translation rate changes decreased diluted net income per share in the first nine months by $0.09 per share.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong during the first nine months of 2020 as net operating cash was $2.564 billion, an improvement of $902.4 million from the prior year comparable period, primarily due to improved operating results as consolidated income before income taxes increased $330.9 million to $2.015 billion in the current year or 14.5% of net sales.
Cash and cash equivalents increased $458.1 million during the first nine months of 2020. Cash flow from operations funded normal seasonal working capital increases, allowed the Company to return $1.663 billion to shareholders in the form of share buybacks and cash dividends and repay $205.7 million in long-term debt (net of proceeds from issuances) during the first nine months of 2020. At September 30, 2020, the Company's cash and cash equivalents were $619.9 million compared to $161.8 million and $189.6 million at December 31, 2019 and September 30, 2019, respectively.
Total debt at September 30, 2020 was $8.291 billion or 66.3% as a percentage of total capitalization compared to $8.685 billion or 67.8% at December 31, 2019 and $8.908 billion or 68.9% at September 30, 2019. At September 30, 2020, the Company had remaining short-term borrowing ability of $3.500 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as total current assets less total current liabilities, increased $775.4 million to a surplus of $817.3 million at September 30, 2020 compared to a surplus of $41.9 million at September 30, 2019. The net working capital increase is primarily due to cash generated from operations, a reduction in short-term borrowings and the current portion of long-term debt, partially offset by decreases in accounts receivable and inventory.
Comparing current asset balances at September 30, 2020 to September 30, 2019, cash and cash equivalents increased $430.3 million, accounts receivable decreased $24.5 million, inventories decreased $152.2 million due to increased DIY paint demand, and other current assets increased $14.3 million primarily related to prepaid expenses. Current liability balances decreased at September 30, 2020 compared to September 30, 2019 primarily due to a $435.5 million decrease in short-term borrowings, a $405.5 million decrease in the current portion of long-term debt, partially offset by increases in accrued expenses and accounts payable. At September 30, 2020, the Company’s current ratio was 1.19 compared to 1.02 and 1.01 at December 31, 2019 and September 30, 2019, respectively.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $235.0 million from December 31, 2019 and decreased $343.7 million from September 30, 2019. The net decrease during the first nine months of 2020 was primarily due to amortization of $234.2 million and foreign currency translation of $1.6 million. The net decrease over the twelve month period from September 30, 2019 was primarily due to amortization of $312.6 million, impairment of indefinite-lived trademarks during the fourth quarter of 2019 of $122.1 million and foreign currency translation of $86.6 million, partially offset by acquisitions of $3.6 million. The fair value of the Company's acquired intangible assets may be impacted by the Company's ongoing integration efforts.
During the first nine months of 2020, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic when evaluating whether an interim impairment trigger had occurred related to the Company's recognized goodwill and intangible assets. While the Company determined no impairment trigger occurred during the first nine months of 2020 and believes its assumptions and estimates of fair value related to reporting units and indefinite-lived trademarks are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results (including sales projections related to trademarks impaired during the fourth quarter of 2019) or other underlying assumptions could have a significant impact and future impairment charges could be required.
See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Other Assets
Other assets at September 30, 2020 increased $6.8 million in the first nine months of 2020 and decreased $40.1 million from a year ago. The increase in the first nine months was primarily due to an increase in other investments, partially offset by a decrease in deposits. The decrease from September 30, 2019 was primarily due to decreases in deferred tax assets and other investments.
Property, Plant and Equipment
Net property, plant and equipment decreased $55.2 million in the first nine months of 2020 and decreased $18.3 million in the twelve months since September 30, 2019. The decrease in the first nine months was primarily due to depreciation expense of $200.0 million, unfavorable changes in currency translation rates of $14.6 million and sale or disposition of fixed assets of $34.4 million, partially offset by capital expenditures of $193.8 million. Since September 30, 2019, the decrease was primarily due to depreciation expense of $267.1 million, sale or disposition of fixed assets of $54.1 million, and unfavorable changes in currency translation rates of $11.8 million, partially offset by capital expenditures of $297.9 million and acquisitions of $16.8 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and aviation transportation and information systems hardware in the Administrative segment.
Debt
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 (collectively the “New Notes”) in a public offering. The net proceeds from the issuance of the New Notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net.
On September 14, 2020, the Company amended its five-year credit agreement entered into on May 6, 2016. The primary purpose of the amendment was to extend the maturity of $75.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension and increase of a revolving letter of credit from June 20, 2021 to June 20, 2025.
At September 30, 2020, the Company's outstanding debt was primarily comprised of $8.291 billion of long-term debt primarily associated with senior notes. There were no borrowings outstanding on its revolving lines of credit or under its commercial paper program. The Company had unused capacity under its various credit agreements of $3.500 billion at September 30, 2020.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2019 and September 30, 2019. See Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes at September 30, 2020 decreased $13.2 million in the first nine months of 2020, and decreased $140.2 million from a year ago, primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2020. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2020. See Note 8 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Short-term borrowings decreased $204.5 million to $0.2 million at September 30, 2020 from $204.7 million at December 31, 2019. Total long-term debt decreased $189.5 million to $8.291 billion at September 30, 2020 from $8.481 billion at December 31, 2019, and decreased $181.6 million from $8.473 billion at September 30, 2019.
The California litigation accrual decreased $12.0 million to $64.7 million ($12.0 million current and $52.7 million long-term) at September 30, 2020 from $76.7 million at September 30, 2019 as a result of the Company remitting its annual payment in September in accordance with the final court approved agreement to resolve the litigation. See Note 9 for additional information.
There have been no other significant changes to the Company’s contractual obligations and commercial commitments in the third quarter of 2020 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Litigation
See Note 9 for information concerning litigation.
Shareholders’ Equity
Shareholders’ equity increased $84.0 million to $4.207 billion at September 30, 2020 from $4.123 billion at December 31, 2019 and increased $184.4 million from $4.023 billion at September 30, 2019.
The increase in Shareholders’ equity for the first nine months of 2020 resulted from net income of $1.623 billion and an increase in other capital of $220.3 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $1.277 billion of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $367.8 million and an increase in Accumulated other comprehensive loss of $112.8 million.
The increase in Shareholders' equity since September 30, 2019 resulted from net income of $1.872 billion and an increase in other capital of $294.0 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $1.481 billion of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $473.7 million and an increase in Accumulated other comprehensive loss of $25.2 million.
During the first nine months of 2020, the Company purchased 2,300,000 shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2020 to purchase 6.15 million shares of its common stock.
In February 2020, the Company's Board of Directors increased the quarterly cash dividend from $1.13 per share to $1.34 per share. This quarterly dividend will result in an annual dividend for 2020 of $5.36 per share or a 32.5% payout of 2019 diluted net income per share.
Net Investment Hedges
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into in May 2019 to hedge the Company's net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI. For the three and nine months ended September 30, 2019, an unrealized gain of $13.9 million and $8.9 million, respectively, net of tax, was recognized in AOCI.
In February 2020, the Company entered into two U.S. Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars. The fair value of the contracts are included in Other liabilities on the balance sheet. See Note 13. The changes in fair value are recognized in the foreign currency translation adjustments component of AOCI. For the three and nine months ended September 30, 2020, an unrealized loss of $26.4 million and $37.1 million, respectively, net of tax, was recognized in AOCI.
Cash Flow
Net operating cash for the nine months ended September 30, 2020 was a cash source of $2.564 billion compared to a cash source of $1.661 billion for the same period in 2019. The improvement in net operating cash was primarily due to an increase in net income and improved working capital management, partially offset by an increase in cash requirements for long-term items.
Net investing cash usage decreased $111.9 million in the first nine months of 2020 to a usage of $176.6 million from a usage of $288.5 million in 2019 primarily due to a decrease in cash used for acquisitions and an increase in proceeds from sale of assets.
Net financing cash usage increased $574.5 million to a usage of $1.916 billion in the first nine months of 2020 from a usage of $1.342 billion for the same period in 2019 primarily due to an increase in treasury stock purchases, repayments of short-term borrowings and cash dividends, partially offset by a decrease in long-term debt repayments and issuances, as well as the issuance of 100,000 shares of treasury stock (which were associated with the domestic defined benefit plan terminated in 2018).
In the twelve month period from October 1, 2019 through September 30, 2020, the Company generated net operating cash of $3.224 billion, used $350.7 million in investing activities and used $2.421 billion in financing activities.

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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At September 30, 2020, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the Company’s debt and related covenant.
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
The following table summarizes EBITDA as calculated by management for the periods indicated below:

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$705.8	$576.5	$1,623.4	$1,292.7
Interest expense	83.3	85.3	257.6	265.5
Income taxes	169.8	133.3	391.9	391.7
Depreciation	67.4	65.3	200.0	195.0
Amortization	78.7	77.5	234.2	234.4
EBITDA	$1,105.0	$937.9	$2,707.1	$2,379.3
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “believe,” “expect,” “may,” “will,” “should,” “project,” “could,” “plan,” “goal,” “potential,” “seek,” “intend” or “anticipate” or the negative thereof or comparable terminology.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On July 1, 2020, the Company was notified by the California Department of Pesticide Regulation (“DPR”) alleging that the Company engaged in the delivery and/or sale of misbranded and/or unregistered pesticides in violation of the California Food and Agricultural Code. DPR offered to settle the allegations for approximately $134,000. Subsequently, the Company provided DPR with information in support of a reduction of the settlement amount. The Company and DPR are involved in discussions to resolve the matter.
For information regarding certain other environmental-related matters and other legal proceedings, see the information included under the captions titled “Other Long-Term Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8 and 9 of the “Notes to Condensed Consolidated Financial Statements.” The information contained in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A.    Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A, Risk Factors in our Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020. The information below updates the risks relating to the COVID-19 pandemic disclosed in Part II, Item IA, Risk Factors in our Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation continues to change rapidly and additional impacts are likely to arise that we are not aware of currently.
The COVID-19 pandemic has adversely impacted our business, results of operations, cash flow and financial condition, and the extent to which the COVID-19 pandemic will adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future remains uncertain.
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. These actions have included quarantines, physical distancing, face coverings, restrictions on public gatherings and other health and safety protocols, “stay-at-home” orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations. While some of these actions and mandates have been lifted or eased as COVID-19 cases decreased or stabilized and economies partially or fully reopened, certain jurisdictions have seen increases in COVID-19 cases recently, resulting in some of these actions and mandates being reinstated or new restrictions being imposed.
In response to the pandemic and these actions, we began implementing changes in our business in March 2020 designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. In late March, we temporarily reduced store hours and closed our sales floors in our company-operated paint stores to the general public, requiring our customers to order product online or via phone and to access their products via curbside pickup or delivery. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitary procedures, transitioned some of our facilities to manufacture hand sanitizer for use in our facilities and surrounding communities, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events. We also enhanced certain employee benefits, such as tele-health, paid sick leave and family leave, and established voluntary leave of absence policies. In May, we began the process of reinstituting regular store hours and re-opening the sales floors in our stores with appropriate health and safety protocols, which resulted in all of our stores in the U.S. and Canada being fully re-opened. We also began the process of returning some of our employees who work in office environments to the office, although many employees continue to work remotely. The necessary and appropriate measures we have taken have resulted in additional costs and have adversely impacted our business and financial performance. In addition, we face additional operational risks in connection with remote work arrangements, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber attacks, phishing, malware, including computer viruses and ransomware, or other similar events, intrusions and disruptions. As our response to the pandemic continues and evolves, we expect to incur additional costs and are likely to experience further adverse impacts to our business, each of which may be significant.
To date, the COVID-19 outbreak has surfaced in all regions around the world and has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which are expected to continue, and all of which have adversely affected, and are expected to continue to adversely affect, our business. We continue to experience occasional, temporary disruptions and closures of some of our facilities due to COVID-19. We also continue to see shifts in consumer behaviors and preferences, as well as impacts in the demand for some of our products. We have experienced an unprecedented surge in do-it-yourself (DIY) demand due to some of our customers spending more time at home and focusing on home improvement projects. Some of our architectural and industrial businesses were quick to recover from the onset of the pandemic, while others are recovering at a slower pace. While we expect demand levels to return to more normalized levels eventually, our ability to predict and meet any future changes in the demand for our products due to the pandemic remains uncertain. Although the raw materials used in the manufacturing, distribution, and sale of our products are typically available from various sources in sufficient quantities, and although we have not experienced significant raw material shortages, delays or increased costs to date, COVID-19 may result in increased costs and unexpected shortages or delays in the delivery of some raw materials. We reduced spending in certain areas of our business, including through voluntary and involuntary leave programs and reductions in capital expenditures, temporarily suspending share repurchases and reducing discretionary spending, and we may need to take additional actions to reduce spending in the future.
While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including additional waves, increases and spikes in the number of COVID-19 cases in certain areas; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including the duration, degree and effectiveness of directives, as well as the easing, removal and potential reinstitution of directives; (c) the development, availability and effectiveness of treatments and vaccines for COVID-19; (d) the extent and duration of the pandemic’s adverse and volatile effects on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (e) our ability to sell and provide our services and products, including as a result of potential reinstitution of temporarily-reduced store hours and sales floor closures in our stores and continued travel restrictions, mandatory business closures, and stay-at home or similar orders; (f) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; (g) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue and adverse effects to our supply chain; and (h) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or further impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
Given the inherent uncertainty surrounding COVID-19, we expect the pandemic will continue to create challenging operating environments and have an adverse impact on our business in the near term. If these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s third quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	50,000	$648.56	50,000	6,700,000
Employee transactions (2)	2,585	$601.60		N/A

August 1 - August 31
Share repurchase program (1)	275,000	$657.30	275,000	6,425,000
Employee transactions (2)	124	$666.94		N/A

September 1 - September 30
Share repurchase program (1)	275,000	$695.43	275,000	6,150,000
Employee transactions (2)				N/A
Total
Share repurchase program (1)	600,000	$674.05	600,000	6,150,000
Employee transactions (2)	2,709	$604.59		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
During the nine months ended September 30, 2020, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to global tax advisory and tax compliance services.

Item 6. Exhibits.

4.1
Amendment No. 11 to the Credit Agreement, dated as of September 14, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2020, and incorporated herein by reference.

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

THE SHERWIN-WILLIAMS COMPANY

October 27, 2020	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

October 27, 2020	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer