Form 10-K
period 2020-12-31
SHERWIN WILLIAMS CO
filed 2021-02-19
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes ☒ No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2020 was $52,512,627,817 (computed by reference to the price at which the common stock was last sold on such date).
At January 31, 2021, 89,601,869 shares of common stock were outstanding, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2021 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2020 are incorporated by reference into Part III of this report.

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
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the Accounting Standards Codification (ASC). The Company has three reportable operating segments: The Americas Group, Consumer Brands Group and Performance Coatings Group (individually, a “Reportable Segment” and collectively, the “Reportable Segments”). Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management structure directly accountable to the Company’s chief operating decision maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see Note 21 to the Consolidated Financial Statements in Item 8.
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
The Americas Group
The Americas Group consisted of 4,774 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2020. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. In addition to our stores in the Latin America region, The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. At December 31, 2020, The Americas Group consisted of operations from subsidiaries in 10 foreign countries. The CODM uses discrete financial information about The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.

Consumer Brands Group
The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in Australia, New Zealand, China and Europe. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 55% of the total sales of the Consumer Brands Group in 2020 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2020, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 6 foreign countries. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 282 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. At December 31, 2020, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 44 foreign countries. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
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
Raw Materials and Products Purchased for Resale
We believe we generally have adequate sources of raw materials and fuel supplies used in our business. There are sufficient suppliers of each product purchased for resale that none of the Reportable Segments anticipate any significant sourcing problems during 2021. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. However, periods of economic downturn can alter these seasonal patterns. There is no significant seasonality in sales for the Administrative segment.

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
Trademarks and Trade Names
Customer recognition of trademarks and trade names owned or licensed by the Company collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.
•The Americas Group: Sherwin-Williams®, Cashmere®, Colorgin®, Duration®, Emerald®, Harmony®, Kem Tone®, Loxon®, Metalatex®, Novacor®, Paint Shield®, ProClassic®, ProIndustrial™, ProMar®, SuperDeck®, SuperPaint®, Woodscapes®
•Consumer Brands Group: Cabot®, Duckback®, Dupli-Color®, Dutch Boy®, Geocel®, HGTV HOME® by Sherwin-Williams, Huarun®, Krylon®, Minwax®, Pratt & Lambert®, Purdy®, Ronseal®, Solver®, Thompson’s® WaterSeal®, Valspar®, Wattyl®, White Lightning®
•Performance Coatings Group: Sherwin-Williams®, Acrolon®, AcromaPro®, ATX®, AWX Performance Plus™, DeBeer®, Dimension®, Duraspar®, EcoDex®, Envirolastic®, Euronavy®, Excelo®, EzDex®, Fastline®, Firetex®, Fluropon®, Heat-Flex®, House of Kolor®, Huarun®, Kem Aqua®, Lazzuril®, Macropoxy®, Martin Senour®, ML Campbell®, PermaClad®, Planet Color®, Polane®, Powdura®, Sayerlack®, Sher-Wood®, Sumaré®, Ultra™, ValPure® , Valspar®
Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, The Americas Group and the Performance Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products through 2021.
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

Human Capital
We believe our people are central to the foundation and future of the Company’s success. Our culture and commitment to our people are important factors in attracting, retaining, developing and progressing qualified employees. At December 31, 2020, we employed 61,031 people worldwide, of which 78% were in the United States and 22% were in other global regions.
Culture and Engagement. The Company’s seven guiding values are the foundation of our culture of excellence—integrity, people, service, quality, performance, innovation and growth. We value and support our people through, among other initiatives, our talent management, health and safety, employment practices and total rewards programs. We are committed to fostering a culture of inclusion where differences are welcomed, appreciated and celebrated to positively impact our people and business, and where our people are engaged and encouraged to support the communities in which they live and work.
Talent Management. We are committed to providing our people with opportunities to learn, grow and be recognized for their achievements. Through our integrated talent management strategy, we strive to attract, retain, develop and progress a workforce that embraces our culture of inclusion and reflects our diversity efforts. The Company’s early talent programs, including our management trainee program, play a critical role in attracting and progressing a diverse pipeline of talent. We are also committed to investing in our people by providing learning and employee networking opportunities to drive retention, progression and engagement and help them excel in their current and future roles.
Health and Safety. We are committed to providing safe and healthy working environments and taking reasonable preventative measures to protect the health and safety of our employees and customers. We drive Environmental, Health and Safety (EHS) excellence across the Company and strive for incident-free workplaces — continuously assessing and developing the programs that are in place to help keep our employees, customers and communities safe. In response to the COVID-19 pandemic, we have implemented significant changes to our business designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. These efforts continue to include: remote, alternate and flexible work arrangements where possible, such as split shifts at facilities and remote work options for non-essential on-site functions; enhanced cleaning and sanitation procedures; domestic and international travel restrictions; return to work and visitor screening protocols; and the postponement or cancellation of hosting or attending large events.
Employment Practices and Total Rewards. We are committed to the fair, consistent and equitable treatment of our employees in relation to working conditions, wages, benefits, policies and procedures. To this end, the Company’s policies and programs are designed to respond to the needs of our employees in a manner that provides a safe, professional, efficient and rewarding workplace. Our total rewards programs are designed to offer competitive compensation, comprehensive benefits and other programs to support employees’ growth, both personally and professionally, and the diverse needs and well-being of our employees worldwide. During 2020, we enhanced certain of the Company’s benefits to support the health and well-being of our employees during the COVID-19 pandemic, including our tele-health, paid sick leave, family leave and voluntary leave of absence policies and programs.
For additional information regarding our response to the COVID-19 pandemic, see the information included within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Environmental Compliance
For additional information regarding environmental-related matters, see Notes 1, 9 and 18 to the Consolidated Financial Statements in Item 8.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Letter to Shareholders” and elsewhere in this report constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “believe,” “expect,” “may,” “will,” “should,” “project,” “could,” “plan,” “goal,” “potential,” “seek,” “intend” or “anticipate” or the negative thereof or comparable terminology.
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
ECONOMIC AND STRATEGIC RISKS
The COVID-19 pandemic has adversely impacted our business, results of operations, cash flow and financial condition, and the extent to which the COVID-19 pandemic will adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future remains uncertain.
Beginning in early 2020, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of a novel strain of coronavirus (COVID-19). These actions have included, and continue to include, quarantines, physical distancing, face coverings, restrictions on public gatherings and other health and safety protocols, stay-at-home orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
In response to the pandemic and these actions, we began implementing changes in our business in March 2020 designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. In late March 2020, we temporarily reduced store hours and closed our sales floors in our company-operated paint stores to the general public, requiring our customers to order product online or via phone and to access their products via curbside pickup or delivery. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitation procedures, transitioned some of our facilities to manufacture hand sanitizer for use in our facilities and surrounding communities, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events. We also enhanced certain employee benefits, such as tele-health, paid sick leave, family leave and voluntary leave of absence policies and programs. In May 2020, we began the process of reinstituting regular store hours and re-opening the sales floors in our stores with appropriate health and safety protocols, which resulted in all of our stores in the U.S. and Canada being fully re-opened. We also began the process of returning some of our employees who work in office environments to the office, although many employees continue to work remotely. The necessary and appropriate measures we have taken have resulted in additional costs, including for COVID-related leave and related healthcare costs in support of our employees and their families, and have adversely impacted our business and financial performance. We also face operational risks in connection with remote work arrangements, including but not limited to cybersecurity risks and increased vulnerability to damage or interruption resulting from, among other causes, cyber attacks, security breaches, phishing, malware, viruses, ransomware, power outages or system failures. As our response to the pandemic continues and evolves, we expect to incur additional costs and are likely to experience further adverse impacts to our business, each of which may be significant.
The COVID-19 outbreak has surfaced in all regions around the world and has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which are expected to continue, and all of which have adversely affected, and are expected to continue to adversely affect, our business. We continue to experience occasional, temporary disruptions and closures of some of our facilities due to COVID-19. We also continue to see shifts in consumer behaviors and preferences, as well as impacts in the demand for some of our products. Since the first quarter of 2020, we have experienced an unprecedented surge in do-it-yourself (DIY) demand due to some of our customers spending more time at home and focusing on home improvement projects. As a result, our architectural business was quick to recover from the onset of the pandemic, while many of our industrial businesses are recovering at a slower pace as commercial and other industrial projects are delayed. While we expect demand levels to return to more normalized levels eventually, our ability to predict and meet any future changes in the demand for our products due to the pandemic remains uncertain. Although the raw materials used in the manufacturing, distribution, and sale of our products are typically available from various sources in sufficient quantities, and although we have not experienced significant raw material shortages, delays or increased costs to date, COVID-19 may result in increased costs and unexpected shortages or delays in the delivery of some raw materials, each of which could be significant. We reduced spending in certain areas of our business, including through voluntary and involuntary leave programs and reductions in capital expenditures, temporarily suspending share repurchases and reducing discretionary spending, and we may need to take additional actions to reduce spending in the future.
While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to:

(a) the duration, severity and scope of the pandemic, including additional waves, increases and spikes in the number of COVID-19 cases in certain areas; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including the duration, degree and effectiveness of directives, as well as the easing, removal and potential reinstitution of directives; (c) the further development, availability, effectiveness and distribution of treatments and vaccines for COVID-19; (d) the extent and duration of the pandemic’s adverse and volatile effects on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (e) our ability to sell, provide and meet the demand for our services and products, including as a result of potential reinstitution of temporarily-reduced store hours and sales floor closures in our stores and continued travel restrictions, mandatory business closures, and stay-at-home or similar orders; (f) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations, including as a result of employees or their family members testing positive for COVID-19; (g) the ability of our customers and suppliers to continue their operations, which could affect our ability to sell, provide and meet the demand for our services and products and result in terminations of contracts, losses of revenue and adverse effects to our supply chain; and (h) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or further impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
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
Our business is sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide, including due to the COVID-19 pandemic, may reduce the demand for some of our products, adversely impact our ability to predict and meet any future changes in the demand for our products, and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, business disruptions due to cybersecurity incidents, terrorist activity, armed conflict, war, public health crises (including the COVID-19 pandemic), impacts of climate change, fires or other natural disasters, and other economic factors could also adversely affect demand for some of our products, our ability to predict and meet any future changes in the demand for our products, the availability, delivery or cost of raw materials, our ability to adequately staff and maintain operations at affected facilities and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.
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
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions or impacts of climate change and natural disasters have had or may have an adverse effect on our sales of paint, coatings and related products. Unusually cold and rainy weather could also have an adverse effect on sales of our exterior paint products. An adverse effect on sales may cause a reduction in our earnings or cash flow.
FINANCIAL RISKS
A weakening of global credit markets may adversely affect our results of operations, cash flow, liquidity or financial condition.
A weakening of global credit markets may adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, access to capital and our investments, which may adversely impact our results of operations, cash flow, liquidity or financial condition.
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
Although we currently have available credit facilities to fund our current operating needs, we cannot be certain we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings, including due to uncertainties regarding COVID-19, will increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
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
At December 31, 2020, we had total debt of approximately $8.292 billion, which is a decrease of $393.1 million since December 31, 2019. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, including public health crises, such as the COVID-19 pandemic, and related impacts. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
The degree to which we are currently leveraged could have important consequences for shareholders. For example, it could:

•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•increase our vulnerability to adverse economic or industry conditions;
•limit our ability to obtain additional financing in the future to enable us to react to changes in our business; or
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.
Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans or other payments. Further, any payment of dividends, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. Even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Finally, changes in the laws of foreign jurisdictions in which we operate may adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.
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
OPERATIONAL RISKS
Unexpected shortages and increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials (including titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs, impacts of climate change and adverse weather conditions, including hurricanes and other natural disasters, or public health crises, including the COVID-19 pandemic, could disrupt the availability of raw material and fuel supplies, adversely impact our ability to adequately staff and maintain operations at affected facilities and increase our costs. In addition, environmental and social regulations, including regulations related to climate change, may negatively impact us or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow in the event we are unable to obtain these raw materials and energy from other sources or offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene, as well as metal and plastic packaging. The cost of raw materials and energy has in the past experienced, and likely will in the future continue to experience, periods of volatility.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution platform. During 2020, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.

Increased competition or failure to keep pace with developments in key competitive areas of our business may reduce our sales, earnings or cash flow performance.
We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. Some of our competitors are larger than us or operate more extensively in certain regions around the world and have greater financial or operational resources to compete. Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are key competitive factors for our business. Competition in any of these areas, or failure to keep pace with developments in any of these areas, may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
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
Net external sales of our consolidated foreign subsidiaries totaled approximately 19.5%, 20.6% and 23.0% of our total consolidated net sales in 2020, 2019 and 2018, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. In addition, public health crises (including the COVID-19 pandemic) in foreign jurisdictions may temporarily reduce the demand for some of our products and adversely affect the availability and cost of raw materials. Our inability to successfully manage the risks and uncertainties relating to any of these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
Additionally, the results of the United Kingdom’s referendum on European Union membership, which resulted in the United Kingdom’s exit from the European Union on January 31, 2020 (“Brexit”), caused significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. The transition period post-Brexit expired on December 31, 2020, and the United Kingdom and European Union entered into a free trade agreement that now governs the United Kingdom’s relationship with the European Union. While the United Kingdom and European Union can generally continue to trade with each other without the imposition of tariffs for imports and exports, there are new customs requirements that require additional documentation and data, and there are also new controls on the movement and reporting of goods (including chemicals). We do not know the extent to which Brexit and the free trade agreement will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the European Union or other countries, although it is possible there will be tighter controls and administrative requirements for imports and exports between the United Kingdom and the European Union or other countries, as well as increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.
Cybersecurity incidents and other disruptions to our information technology systems could interfere with our operations, result in the compromise or loss of critical and confidential information and severely harm our business.
We rely on information technology systems to conduct our business, including recording and processing transactions, manufacturing and selling our products, maintaining and growing our competitive position, and supporting and communicating with our employees, customers, suppliers and other vendors. These information technology systems are important to many business-critical processes including, but not limited to, production planning, manufacturing, finance, company operations, sales and customer service. Some of these systems are maintained or operated by third party providers. Despite our efforts to prevent disruptions to these information technology systems, these systems may be affected by damage or interruption resulting from, among other causes, cyber attacks, security breaches, phishing, malware, viruses, ransomware, power outages or system failures. These risks could be magnified due to the increased reliance on information technology systems because of the COVID-19 pandemic. Disruptions to these systems may have a material adverse effect on our business, results of operations and financial condition.
As part of our business, we collect and handle sensitive and confidential information about our business, customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those third-parties with which we do business, may be vulnerable to cyber attacks, security breaches, malware, viruses, ransomware, power outages, system failures, acts of vandalism or misconduct, human or technical errors or other similar events or disruptions. Any such event involving the misappropriation, loss or other unauthorized disclosure of information, whether impacting us or third-parties with which we do business, could result in losses, damage our reputation, expose us to the risks of litigation, regulatory action and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. We continue to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems, providing training for employees, assessing the continued appropriateness of relevant insurance coverage and strengthening our controls to monitor and mitigate these threats.
The domestic and international regulatory environment related to information security, collection and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business. Compliance with these requirements, including the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and other international and domestic regulations, could result in additional costs and changes to our business practices.
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
LEGAL AND REGULATORY RISKS
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
We are required to comply with numerous complex and increasingly stringent domestic and foreign health, safety and environmental laws, regulations and requirements, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.
Our operations are subject to various domestic and foreign health, safety and environmental laws, regulations and requirements, including related to climate change and the COVID-19 pandemic. These laws, regulations and requirements not only govern our current operations and products, but also impose potential liability on us for our past operations. We expect health, safety and environmental laws, regulations and requirements to be increasingly stringent upon our industry and us in the future. Our costs to comply with these laws, regulations and requirements may increase as they become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites, as well as a number of third-party sites, for which our ultimate liability may exceed the current amount we have accrued.
We are involved with environmental investigation and remediation activities at some of our currently and formerly owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail in the “Environmental Matters” and “Environmental-Related Liabilities” sections in Item 7 and in Note 9 to the Consolidated Financial Statements in Item 8.
The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the historical manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.
In the course of our business, we are subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental (including natural resource damages), intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred and the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect any legislation and/or administrative regulations may have on the litigation or against us. Further, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the California public nuisance litigation, we have not accrued any amounts for such litigation because we do not believe it is probable that a loss has occurred, and we believe it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. Any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail in Note 10 to the Consolidated Financial Statements in Item 8.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for The Americas Group, Consumer Brands Group and Performance Coatings Group. Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, with sufficient productive capacity, to meet our current needs.

	Manufacturing (1)			Distribution (1)
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Asia	1	6	7	1	4	5
Australia and New Zealand		3	3	2	3	5
Canada		3	3	1		1
Europe		3	3	1	3	4
Jamaica		1	1		1	1
Latin America	3	6	9	4	5	9
United States	6	29	35	11	1	12
Total	10	51	61	20	17	37

Performance Coatings Group
Africa		1	1		1	1
Asia	2	3	5	2	2	4
Europe	2	17	19	4	12	16
Latin America	1	4	5	1	6	7
United States		9	9		9	9
Total	5	34	39	7	30	37
(1)     Certain geographic locations may contain both manufacturing and distribution facilities.
The operations of The Americas Group included 4,774 company-operated specialty paint stores, of which 217 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia, Uruguay, Brazil, Chile, Peru, Mexico, Ecuador and Barbados at December 31, 2020. These paint stores are divided into six separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2020:
•the Mid Western Division operated 1,136 paint stores primarily located in the midwestern and upper west coast states;
•the Eastern Division operated 880 paint stores along the upper east coast and New England states;
•the Canada Division operated 243 paint stores throughout Canada;
•the Southeastern Division operated 1,163 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados;
•the South Western Division operated 1,054 paint stores in the central plains and the lower west coast states; and
•the Latin America Division operated 298 paint stores in Uruguay, Brazil, Chile, Peru, Mexico and Ecuador.
During 2020, The Americas Group opened 16 net new stores, consisting of 56 new stores opened (53 in the United States, 1 in Canada, 1 in South America and 1 in Mexico) and 40 stores closed (10 in the United States, 6 in Canada, 17 in South America and 7 in Mexico).

The Performance Coatings Group operated 221 branches in the United States, of which 8 were owned, at December 31, 2020. The Performance Coatings Group also operated 61 branches internationally, of which 7 were owned, at December 31, 2020, consisting of branches in Canada (21), Europe (16), Chile (11), Mexico (5), Peru (4), Vietnam (3) and Brazil (1). During 2020, this segment opened 1 new branch and did not close any branches for a net increase of 1 branch.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 8 to the Consolidated Financial Statements in Item 8.
ITEM 3.    LEGAL PROCEEDINGS
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, on July 1, 2020, the Company was notified by the California Department of Pesticide Regulation (“DPR”), alleging that the Company engaged in the delivery and/or sale of misbranded and/or unregistered pesticides in violation of the California Food and Agricultural Code. DPR offered to settle the allegations for approximately $134,000. Subsequently, the Company provided DPR with information in support of a reduction of the settlement amount. On December 31, 2020, the Company and DPR reached a final settlement to resolve the matter, pursuant to which the Company agreed to pay a penalty of $90,401.
The Securities and Exchange Commission regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent Securities and Exchange Commission amendments to this requirement that were not in effect prior to the filing of the Company’s most recent Quarterly Report on Form 10-Q, the Company will be using a threshold of $1 million for such proceedings. Applying this threshold, there are no new environmental matters to disclose for this period.
For information regarding certain other environmental-related matters and other legal proceedings, see the information included under the captions titled “Other Long-Term Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 9, 10 and 18 to the “Notes to Consolidated Financial Statements” in Item 8. The information contained in Note 10 to the Consolidated Financial Statements is incorporated herein by reference.
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

Name	Age	Present Position
John G. Morikis	57	Chairman and Chief Executive Officer, Director
David B. Sewell	52	President and Chief Operating Officer
Allen J. Mistysyn	52	Senior Vice President - Finance and Chief Financial Officer
Jane M. Cronin	53	Senior Vice President - Corporate Controller
Mary L. Garceau	48	Senior Vice President, General Counsel and Secretary
Thomas P. Gilligan	60	Senior Vice President - Human Resources
James R. Jaye	54	Senior Vice President - Investor Relations and Corporate Communications
Bryan J. Young	45	Vice President - Corporate Strategy and Development
Justin T. Binns	45	President, Performance Coatings Group
Peter J. Ippolito	56	President, The Americas Group
Brian E. Padden	49	President, Consumer Brands Group
Joseph F. Sladek	50	President & General Manager, Global Supply Chain Division, Consumer Brands Group

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
Ms. Garceau has served as Senior Vice President, General Counsel and Secretary since August 2017. Ms. Garceau served as Vice President, Deputy General Counsel and Assistant Secretary from June 2017 to August 2017, Associate General Counsel and Assistant Secretary from April 2017 to June 2017 and Associate General Counsel from February 2014 to April 2017. Ms. Garceau has been employed with the Company since February 2014.
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
Mr. Young has served as Vice President – Corporate Strategy and Development since June 2017. Prior to joining the Company in connection with the acquisition of The Valspar Corporation, Mr. Young served as Vice President, Corporate Development of Valspar from October 2015 to June 2017. Mr. Young has been employed with the Company since June 2017. Mr. Young was named Senior Vice President – Corporate Strategy and Development effective March 1, 2021 and will become an executive officer at that time.

Mr. Binns has served as President, Performance Coatings Group since November 2020. Mr. Binns served as President & General Manager, Automotive Finishes Division, Performance Coatings Group from July 2018 to November 2020, President & General Manager, Eastern Division, The Americas Group from October 2016 to July 2018 and Vice President of Sales, The Americas Group from July 2014 to October 2016. Mr. Binns has been employed with the Company since January 2001.
Mr. Ippolito has served as President, The Americas Group since January 2018. Mr. Ippolito served as President & General Manager, Mid Western Division, The Americas Group from November 2010 to January 2018. Mr. Ippolito has been employed with the Company since May 1986.
Mr. Padden has served as President, Consumer Brands Group since November 2020. Mr. Padden served as Senior Vice President of Sales, International, Consumer Brands Group from November 2019 to November 2020, Senior Vice President & General Manager, EMEAI, Consumer Brands Group from January 2018 to November 2019 and Vice President of Sales, Retail National Accounts, Consumer Brands Group from January 2014 to December 2017. Mr. Padden has been employed with the Company since January 1996.
Mr. Sladek has served as President & General Manager, Global Supply Chain Division, Consumer Brands Group since January 2021. Mr. Sladek served within the Global Supply Chain Division, Consumer Brands Group as Senior Vice President, Global Operations & Engineering from August 2020 to January 2021, Senior Vice President, International & Industrial Operations from April 2019 to August 2020, Vice President, Excellence Initiatives from March 2017 to March 2019 and Vice President, Engineering & Manufacturing Quality from June 2014 to March 2017. Mr. Sladek has been employed with the Company since May 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2021 was 5,431. The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated by reference into Part III of this report.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (1)	99,908	$675.47	99,908	6,050,092
Employee transactions (2)				N/A

November 1 – November 30
Share repurchase program (1)	975,092	$721.52	975,092	5,075,000
Employee transactions (2)	527	$731.73		N/A
Shares sold (3)	(100,000)	$705.65		N/A

December 1 – December 31
Share repurchase program (1)	525,000	$724.82	525,000	4,550,000
Employee transactions (2)	107	$724.40		N/A
Shares sold (3)	(75,000)	$725.07		N/A
Total
Share repurchase program (1)	1,600,000	$719.73	1,600,000	4,550,000
Employee transactions (2)	634	$730.49		N/A
Shares sold (3)	(175,000)	$713.97		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at December 31, 2020 to purchase 4,550,000 shares. On February 17, 2021, the Board of Directors authorized the Company to purchase an additional 15,000,000 shares of the Company’s stock for treasury purposes. There is no expiration date specified for the program.
(2)All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.
(3)In 2019, 300,000 shares were transferred from the Company’s terminated domestic defined benefit plan surplus assets to a suspense account held within a trust for the qualified replacement plan. In accordance with ASC 715, the transferred shares are treated as treasury stock. In the three months ended December 31, 2020, 175,000 of the shares were sold.

Comparison of Cumulative Total Return
The following graph compares the cumulative total shareholder return on Sherwin-Williams common stock with the cumulative five-year total return of the companies listed on the Standard & Poor’s 500 Stock Index and the peer groups of companies selected on a line-of-business basis. For 2020, the Company revised its 2019 self-selected peer group to remove USG Corporation (as a result of its acquisition in 2019) and add Axalta Coating Systems Ltd. The cumulative five-year total return assumes $100 was invested on December 31, 2015 in Sherwin-Williams common stock, the S&P 500 and the 2019 and 2020 peer groups. The cumulative five-year total return, including reinvestment of dividends, represents the cumulative value through December 31, 2020.

Comparison of Cumulative Five-Year Return
$300
$250
$200
$150
$100
2015
2016
2017
2018
2019
2020
Sherwin-Williams Co.
S&P 500 Index
2020 Peer Group
2019 Peer Group

2020 peer group of companies comprised of the following: Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF SE, Genuine Parts Company, H.B. Fuller Company, The Home Depot, Inc., Lowe’s Companies, Inc., Masco Corporation, Newell Brands Inc., PPG Industries, Inc., RPM International Inc., and Stanley Black & Decker, Inc.
2019 peer group of companies comprised of the following: Akzo Nobel N.V., BASF SE, Genuine Parts Company, H.B. Fuller Company, The Home Depot, Inc., Lowe’s Companies, Inc., Masco Corporation, Newell Brands Inc., PPG Industries, Inc., RPM International Inc., Stanley Black & Decker, Inc. and USG Corporation (included through April 2019 when it was acquired by Gebr. Knauf KG).

ITEM 6. SELECTED FINANCIAL DATA

(millions of dollars, except per common share data)	2020	2019	2018	2017 (1)	2016
Operations
Net sales	$18,361.7	$17,900.8	$17,534.5	$14,983.8	$11,855.6
Cost of goods sold	9,679.1	9,864.7	10,115.9	8,265.0	5,934.3
Selling, general and administrative expenses	5,477.9	5,274.9	5,033.8	4,797.6	4,140.3
Amortization	313.4	312.8	318.1	206.8	25.4
Interest expense	340.4	349.3	366.7	263.5	154.1
Income before income taxes (2)	2,519.2	1,981.8	1,359.7	1,469.3	1,595.2
Net income (3)	2,030.4	1,541.3	1,108.7	1,769.5	1,132.7

Financial Position
Accounts receivable - net	$2,078.1	$2,088.9	$2,018.8	$2,104.6	$1,231.0
Inventories	1,804.1	1,889.6	1,815.3	1,742.5	1,068.3
Working capital - net	(3.0)	109.8	46.8	419.8	798.1
Property, plant and equipment - net	1,834.5	1,835.2	1,776.8	1,877.1	1,095.9
Total assets (4)	20,401.6	20,496.2	19,134.3	19,899.5	6,752.5
Long-term debt	8,266.9	8,050.7	8,708.1	9,885.7	1,211.3
Total debt	8,292.1	8,685.2	9,343.7	10,520.6	1,952.5
Shareholders’ equity	3,610.8	4,123.3	3,730.7	3,647.9	1,878.4

Per Share Information
Average shares outstanding - diluted (thousands)	91,943	93,447	94,988	94,927	94,488
Book value	$40.32	$44.75	$40.07	$38.86	$20.20
Net income - diluted (5)	22.08	16.49	11.67	18.64	11.99
Cash dividends	5.36	4.52	3.44	3.40	3.36

Financial Ratios
Return on sales	11.1%		8.6%		6.3%		11.8%		9.6%
Asset turnover	0.9	x	0.9	x	0.9	x	0.8	x	1.8	x
Return on assets	10.0%		7.5%		5.8%		8.9%		16.8%
Return on equity (6)	49.2%		41.3%		30.4%		94.2%		130.5%
Dividend payout ratio (7)	32.5%		38.7%		18.5%		28.4%		30.1%
Total debt to capitalization	69.7%		67.8%		71.5%		74.3%		51.0%
Current ratio	1.0		1.0		1.0		1.1		1.3
Interest coverage (8)	8.4	x	6.7	x	4.7	x	6.6	x	11.4	x
Net working capital to sales	—%		0.6%		0.3%		2.8%		6.7%
Effective income tax rate (9)	19.4%		22.2%		18.5%		25.1%		29.0%

General
Earnings before interest, taxes, depreciation and amortization (EBITDA) (10)	$3,441.0	$2,906.0	$2,322.7	$2,224.6	$1,946.8
Capital expenditures	303.8	328.9	251.0	222.8	239.0
Total technical expenditures (11)	200.0	224.6	253.9	215.7	153.3
Advertising expenditures	363.4	355.2	357.8	374.1	351.0
Repairs and maintenance	137.0	135.8	131.7	115.8	99.5
Depreciation	268.0	262.1	278.2	285.0	172.1
Shareholders of record (total count)	5,468	5,659	6,244	6,470	6,787
Number of employees (total count)	61,031	61,111	59,740	59,257	49,054
Sales per employee (thousands of dollars)	$301	$293	$294	$253	$242
(1)2017 includes Valspar financial results since June 1, 2017.
(2)2020 includes acquisition-related amortization expense of $304.5 million. 2019 includes acquisition-related costs of $389.3 million, non-cash trademark impairment charges of $122.1 million, domestic pension plan settlement expense of $32.4 million, as well as a Brazil indirect tax credit of $50.8 million and a benefit from the resolution of the California litigation of $34.7 million. 2018 includes acquisition-related costs of $484.4 million, environmental expense provisions of $167.6 million, California litigation expense of $136.3 million and domestic pension plan settlement expense of $37.6 million. 2017 includes acquisition-related costs of $488.6 million.
(3)2020 includes after-tax acquisition-related amortization expense of $230.0 million. 2019 includes after-tax acquisition-related costs of $299.6 million, after-tax trademark impairment charges of $93.1 million, tax credit investment loss of $74.3 million and after-tax domestic pension plan settlement expense of $25.0 million, partially offset by an after-tax Brazil indirect tax credit of $33.3 million and after-tax benefit from the resolution of the California litigation of $26.1 million. 2018 includes after-tax acquisition-related costs of $394.4 million, after-tax environmental expense provisions of $126.1 million, after-tax California litigation expense of $103.4 million and after-tax domestic pension plan settlement expense of $28.3 million. 2017 includes a one-time income tax benefit of $668.8 million from deferred income tax reductions resulting from the Tax Act (see Note 19 of Item 8) and includes after-tax acquisition-related costs of $329.4 million.
(4)Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (ASC 842) using the modified retrospective transition method. As a result, total assets in 2020 and 2019 include operating lease right-of-use assets. See the Consolidated Balance Sheets and Note 8 in Item 8 for additional information.
(5)2020 includes a charge of $2.50 per share for acquisition-related amortization expense. 2019 includes charges of $3.21 per share for acquisition-related costs, $1.00 per share for non-cash trademark impairment charges, a tax credit investment loss of $0.79 per share and domestic pension plan settlement expense of $0.27 per share, partially offset by a Brazil indirect tax credit of $0.36 per share and a benefit from the resolution of the California litigation of $0.28 per share. 2018 includes charges of $4.15 per share for acquisition-related costs, $1.32 per share for environmental expense provisions, $1.09 per share for California litigation expense and $0.30 per share for domestic pension plan settlement expense. 2017 includes a one-time benefit of $7.04 per share from deferred income tax reductions resulting from the Tax Act (see Note 19 of Item 8) and a charge of $3.47 per share for acquisition-related costs.
(6)Based on net income and shareholders’ equity at beginning of year.
(7)Based on cash dividends per common share and prior year’s diluted net income per common share.
(8)Ratio of income before income taxes and interest expense to interest expense.
(9)Based on income before income taxes. 2017 excludes impact of one-time income tax benefit primarily related to the Tax Act (see Note 19 of Item 8).
(10)EBITDA is a non-GAAP measure which management believes enhances the understanding of the Company’s operating performance. See the Non-GAAP Financial Measures section within this Item 6 for additional information.
(11)See Note 1 to the Consolidated Financial Statements in Item 8 for additional information.

Non-GAAP Financial Measures
Management utilizes certain financial measures that are not in accordance with U.S. generally accepted accounting principles (US GAAP) to analyze and manage the performance of the business. The required disclosures for these non-GAAP measures are shown below. The Company provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate the Company’s operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with US GAAP.
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes and interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that excludes the Valspar acquisition and other adjustments. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to net income or net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows in Item 8.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the years indicated below:

(millions of dollars)	Year Ended December 31,
	2020	2019
Net income	$2,030.4	$1,541.3
Interest expense	340.4	349.3
Income taxes	488.8	440.5
Depreciation	268.0	262.1
Amortization	313.4	312.8
EBITDA	3,441.0	2,906.0
Trademark impairment		122.1
Brazil indirect tax credit		(50.8)
California litigation expense		(34.7)
Domestic pension plan settlement expense		32.4
Integration costs		81.8
Adjusted EBITDA	$3,441.0	$3,056.8
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
The following table summarizes Free Cash Flow as calculated by management for the years indicated below:

(millions of dollars)	Year Ended December 31,
	2020	2019
Net operating cash	$3,408.6	$2,321.3
Capital expenditures	(303.8)	(328.9)
Cash dividends	(488.0)	(420.8)
Free cash flow	$2,616.8	$1,571.6

Adjusted Diluted Net Income Per Share
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of diluted net income per share excluding Valspar acquisition-related costs and other adjustments. This adjusted earnings per share measurement is not in accordance with US GAAP. It should not be considered a substitute for earnings per share in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile diluted net income per share computed in accordance with US GAAP to adjusted diluted net income per share.

	Year Ended
	December 31, 2020
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$22.08

Acquisition-related amortization expense (2)	$3.31	$.81	2.50

Adjusted diluted net income per share			$24.58

	Year Ended
	December 31, 2019
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$16.49

Trademark impairment	$1.31	$.31	1.00
Brazil indirect tax credit	(.54)	(.18)	(.36)
California litigation expense provision reduction	(.37)	(.09)	(.28)
Tax credit investment loss		(.79)	.79
Domestic pension plan settlement expense	.35	.08	.27
Total other adjustments	.75	(.67)	1.42

Integration costs (3)	.88	.19	.69
Acquisition-related amortization expense (2)	3.29	.77	2.52
Total acquisition-related costs	$4.17	$.96	3.21

Adjusted diluted net income per share			$21.12
(1)    The tax effect is calculated based on the statutory rate and the nature of the item, unless otherwise noted.
(2)    Acquisition-related amortization expense consists primarily of the amortization of intangible assets related to the Valspar acquisition and is included in Amortization.
(3)    Integration costs consist primarily of professional service expenses, salaries and other employee-related expenses dedicated directly to the integration effort, and severance expense. These costs are included in Selling, general and administrative and other expenses and Cost of goods sold.

Adjusted Segment Profit
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of segment profit excluding Valspar acquisition-related costs and other adjustments. This adjusted segment profit measurement is not in accordance with US GAAP. It should not be considered a substitute for segment profit in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies. The following tables reconcile segment profit computed in accordance with US GAAP to adjusted segment profit.

	Year Ended December 31, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$10,383.2	$3,053.4	$4,922.4	$2.7	$18,361.7

Income before income taxes	$2,294.1	$579.6	$500.1	$(854.6)	$2,519.2
as a % of Net external sales	22.1%	19.0%	10.2%		13.7%

Acquisition-related amortization expense (1)		90.5	213.1	0.9	304.5

Adjusted segment profit	$2,294.1	$670.1	$713.2	$(853.7)	$2,823.7
as a % of Net external sales	22.1%	21.9%	14.5%		15.4%

	Year Ended December 31, 2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$10,171.9	$2,676.8	$5,049.2	$2.9	$17,900.8

Income before income taxes	$2,056.5	$373.2	$379.1	$(827.0)	$1,981.8
as a % of Net external sales	20.2%	13.9%	7.5%		11.1%

Trademark impairment		5.1	117.0		122.1
Brazil indirect tax credit				(50.8)	(50.8)
California litigation expense provision reduction				(34.7)	(34.7)
Domestic pension plan settlement expense				32.4	32.4
Total other adjustments	—	5.1	117.0	(53.1)	69.0

Integration costs (2)				81.8	81.8
Acquisition-related amortization expense (1)		91.2	215.5	0.8	307.5
Total acquisition-related costs	—	91.2	215.5	82.6	389.3

Adjusted segment profit	$2,056.5	$469.5	$711.6	$(797.5)	$2,440.1
as a % of Net external sales	20.2%	17.5%	14.1%		13.6%
(1)    Acquisition-related amortization expense consists primarily of the amortization of intangible assets related to the Valspar acquisition and is included in Amortization.
(2)    Integration costs consist primarily of professional service expenses, salaries and other employee-related expenses dedicated directly to the integration effort, and severance expense. These costs are included in Selling, general and administrative and other expenses and Cost of goods sold

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company is structured into three reportable segments – The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) – and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 21 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s Reportable Segments.
Outlook
Beginning in early 2020, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of a novel strain of coronavirus (COVID-19). These actions have included, and continue to include, quarantines, physical distancing, face coverings, restrictions on public gatherings and other health and safety protocols, stay-at-home orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
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
The COVID-19 pandemic did not have a material adverse effect on our consolidated financial results for 2020. We have a strong liquidity position, with $226.6 million in cash and $3.500 billion of unused capacity under our credit facilities at December 31, 2020. The Company is in compliance with bank covenants and expects to remain in compliance. During the first half of the year, we took actions to preserve liquidity and generate cash flow during the crisis. As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic’s impact to the Company worldwide, including our financial position, liquidity, results of operations and cash flow, while managing our response to the crisis through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners.
Please see Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K for further information regarding the current and potential impact of the COVID-19 pandemic on the Company.

RESULTS OF OPERATIONS
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the years ended December 31, 2020 and 2019. For comparisons of the years ended December 31, 2019 and 2018, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 21, 2020.
Net Sales

	Year Ended December 31,
	2020	2019	$ Change	% Change
Net Sales:
The Americas Group	$10,383.2	$10,171.9	$211.3	2.1%
Consumer Brands Group	3,053.4	2,676.8	376.6	14.1%
Performance Coatings Group	4,922.4	5,049.2	(126.8)	(2.5)%
Administrative	2.7	2.9	(0.2)	(6.9)%
Total	$18,361.7	$17,900.8	$460.9	2.6%
Consolidated net sales for 2020 increased due primarily to higher sales to most of the Consumer Brands Group’s retail customers in the U.S. and Europe, and higher sales in residential repaint, DIY and new residential in the U.S. and Canada paint stores in The Americas Group, partially offset by the impacts of COVID-19 on some end markets primarily served by the Performance Coatings Group. Currency translation rate changes decreased 2020 consolidated net sales by 1.1%. Net sales of all consolidated foreign subsidiaries decreased 2.7% to $3.581 billion for 2020 versus $3.679 billion for 2019 due primarily to demand softness in certain industrial end markets globally and changes in The Americas Group’s store footprint outside of the U.S. and Canada. Net sales of all operations other than consolidated foreign subsidiaries increased 3.9% to $14.781 billion for 2020 versus $14.222 billion for 2019.
Net sales in The Americas Group increased due primarily to higher residential repaint, DIY and new residential paint sales in the U.S. and Canada, partially offset by the impacts of COVID-19 on demand in some end markets served. Net sales from stores in U.S. and Canada open for more than twelve calendar months increased 2.7% in the year over last year’s comparable period. Currency translation rate changes reduced net sales by 1.1% compared to 2019. During 2020, The Americas Group opened 56 new stores and closed 40 redundant locations for a net increase of 16 stores, with a net increase of 38 new stores in the U.S. and Canada. The total number of stores in operation at December 31, 2020 was 4,774 in the United States, Canada, Latin America and the Caribbean. The Americas Group’s objective is to expand its store base an average of 2% each year, primarily through internal growth. Sales of products other than paint decreased approximately 2.0% over last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in 2020 primarily due to higher volume sales to most of the group’s North American and European retail customers from strong DIY demand. In 2021, the Consumer Brands Group plans to expand its customer base and product assortment at existing customers.
The Performance Coatings Group’s net sales in 2020 decreased due primarily to softer end market demand in most businesses, mostly due to the impacts of COVID-19, and unfavorable currency translation rate changes, partially offset by increased sales in the packaging and coil divisions in all regions. Currency translation rate changes decreased net sales 1.6% compared to 2019. In 2020, the Performance Coatings Group opened 1 new location, increasing the total to 282 branches open in the United States, Canada, Mexico, South America, Europe and Asia at December 31, 2020. In 2021, the Performance Coatings Group plans to continue expanding its worldwide presence, including improving its customer base and product offering.
Net sales in the Administrative segment, which primarily consists of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in 2020.

Income Before Income Taxes
The following tables presents the components of income before income taxes as a percentage of net sales:

(millions of dollars, except % of sales data)	Year Ended December 31,
	2020		2019
		% of Net Sales		% of Net Sales
Gross profit	$8,682.6	47.3%	$8,036.1	44.9%
Selling, general, and administrative expenses	5,477.9	29.8%	5,274.9	29.5%
Other general expense - net	27.7	0.2%	39.1	0.2%
Amortization	313.4	1.7%	312.8	1.7%
Impairment of trademarks	2.3	—%	122.1	0.7%
Interest expense	340.4	1.9%	349.3	2.0%
Interest and net investment income	(3.6)	—%	(25.9)	(0.1)%
California litigation expense	—	—%	(34.7)	(0.2)%
Other expense - net	5.3	—%	16.7	—%
Income before income taxes	$2,519.2	13.7%	$1,981.8	11.1%
Consolidated gross profit increased $646.5 million in 2020 compared to the same period in 2019. Consolidated gross profit as a percent to consolidated net sales increased to 47.3% in 2020 from 44.9% in 2019. Consolidated gross profit dollars and percent improved as a result of favorable customer and product mix and moderating raw material costs, partially offset by unfavorable currency translation rate changes.
The Americas Group’s gross profit for 2020 increased $388.2 million compared to the same period in 2019. The Americas Group’s gross profit dollars and margin improved as a result of favorable customer and product mix and moderating raw material costs. The Consumer Brands Group’s gross profit increased $221.0 million in 2020 compared to the same period in 2019. The Consumer Brands Group’s gross profit dollars and margin improved due primarily to higher volume sales, product portfolio improvements and international cost reductions. The Performance Coatings Group’s gross profit for 2020 increased $21.1 million compared to the same period in 2019. The Performance Coatings Group’s gross profit dollars and margin improved due primarily to moderating raw material costs, partially offset by unfavorable currency translation rate changes.
Consolidated SG&A increased by $203.0 million due primarily to increased expenses to support higher sales levels and net new store openings, partially offset by good cost control. SG&A increased as a percent of sales to 29.8% in 2020 from 29.5% in 2019 as a result of higher costs to support our higher sales levels and investments in future growth initiatives.
The Americas Group’s SG&A increased $159.3 million for the year due primarily to increased spending from new store openings, additional sales reps and COVID-19 costs, partially offset by currency translation rate changes. The Consumer Brands Group’s SG&A increased by $28.3 million for the year primarily to support higher sales levels. The Performance Coatings Group’s SG&A increased by $8.7 million for the year primarily due to investments in information technology systems and expenses related to COVID-19, partially offset by currency translation rate changes. The Administrative segment’s SG&A increased $6.7 million primarily due to higher compensation, including incentive and stock-based compensation.
Other general expense - net decreased $11.4 million in 2020 compared to 2019. The decrease was primarily attributable to a $25.5 million increase in gains from the sale and disposition of fixed assets, partially offset by a $14.1 million increase in provisions for environmental matters in the Administrative segment. See Notes 9 and 18 to the Consolidated Financial Statements in Item 8 for additional information concerning environmental matters and Other general expense - net, respectively.
As required by the Goodwill and Other Intangibles Topic of the ASC, management performed an annual impairment test of goodwill and indefinite-lived intangible assets as of October 1, 2020. During the fourth quarter of 2020, the Company recognized non-cash pre-tax impairment charges totaling $2.3 million related to recently acquired trademarks in the Performance Coatings Group as a direct result of recent performance which reduced the long-term forecasted net sales in the Asia Pacific region. During the fourth quarter of 2019, the Company recognized non-cash pre-tax impairment charges totaling $122.1 million related to recently acquired trademarks. These charges included impairments totaling $117.0 million in the Performance Coatings Group and $5.1 million in the Consumer Brands Group. In the Performance Coatings Group, $75.6 million related to trademarks in North America directly associated with strategic decisions made to rebrand industrial products to the Sherwin-Williams® brand name, $25.7 million related to trademarks in the Asia Pacific region as a direct result of recent performance which reduced the long-term forecasted net sales and $15.7 million related to other recently acquired trademarks in various regions. See Note 5 to the Consolidated Financial Statements in Item 8 for additional information.
Interest expense decreased $8.9 million in 2020 primarily due to lower average debt levels. Interest and net investment income decreased $22.3 million in 2020 to $3.6 million. The decrease is primarily due to the recognition of an $18.8 million gain during the fourth quarter of 2019 after the Company received a favorable court decision in Brazil related to the recovery of certain indirect taxes previously paid over gross sales. See Note 18 to the Consolidated Financial Statements in Item 8 for additional information on the Brazil indirect tax matter.
During the third quarter of 2019, the Company recognized a benefit of $34.7 million related to the California litigation. See Note 10 to the Consolidated Financial Statements in Item 8 for additional information related to the litigation.
Other expense - net decreased by $11.4 million in 2020 compared to 2019 primarily due to a decrease in foreign currency transaction related losses primarily in the Performance Coatings Group. In 2020, the Administrative segment recognized a $21.3 million loss related to the extinguishment of the 2.75% Senior Notes due 2022. In 2019, the Administrative segment recognized a $32.4 million charge for a domestic pension plan settlement and $14.8 million in losses related to the extinguishment of the 2.25% Senior Notes due 2020 and 2.75% Senior Notes due 2022, partially offset by a $38.7 million gain related to the recognition of indirect tax credits. There were no other items within Other income or Other expense that were individually significant at December 31, 2020 or 2019. See Notes 6, 7 and 18 to the Consolidated Financial Statements in Item 8 for additional information related to debt, pensions and Other expense - net, respectively.
The following tables presents income before income taxes by segment and as a percentage of net sales by segment:

	Year Ended December 31,
	2020	2019	$ Change	% Change
Income Before Income Taxes:
The Americas Group	$2,294.1	$2,056.5	$237.6	11.6%
Consumer Brands Group	579.6	373.2	206.4	55.3%
Performance Coatings Group	500.1	379.1	121.0	31.9%
Administrative	(854.6)	(827.0)	(27.6)	(3.3)%
Total	$2,519.2	$1,981.8	$537.4	27.1%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	22.1%	20.2%
Consumer Brands Group	19.0%	13.9%
Performance Coatings Group	10.2%	7.5%
Administrative	nm	nm
Total	13.7%	11.1%

nm - not meaningful
Income Tax Expense
The effective income tax rate for 2020 was 19.4% compared to 22.2% in 2019. The decrease in the effective rate was primarily due to the recognition of a $74.3 million tax credit investment loss in 2019 related to the reversal of certain partnership tax credits, partially offset by a reduction in research and development credits. The tax credit investment loss negatively impacted the 2019 effective tax rate by 370 basis points. See Note 19 to the Consolidated Financial Statements in Item 8 for additional information.
Net Income Per Share
Diluted net income per share for 2020 increased to $22.08 per share from $16.49 per share for 2019. Diluted net income per share in 2020 included charges for acquisition-related amortization expense of $2.50 per share. Currency translation rate changes decreased diluted net income per share in the year by $0.07 per share.
Diluted net income per share in 2019 included charges for acquisition-related costs of $3.21 per share and other adjustments totaling $1.42 per share. Acquisition-related costs include integration costs (which primarily consist of professional service expenses, salaries and other employee-related expenses dedicated directly to the integration effort, and severance expenses all of which are included in Selling, general and administrative and other expenses and Cost of goods sold) and amortization of intangible assets recognized in the June 2017 acquisition of Valspar (included in Amortization). Total other adjustments in 2019 included charges of $1.00 per share for non-cash trademark impairment charges, a tax credit investment loss of $0.79 per share and pension plan settlement expense of $0.27 per share, partially offset by a Brazil indirect tax credit of $0.36 per share and a benefit from the resolution of the California litigation of $0.28 per share.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong in 2020 as net operating cash increased to a record $3.409 billion primarily due to improved operating results as consolidated income before income taxes increased to $2.519 billion or 13.7% of net sales. Strong net operating cash provided the funds necessary for the Company to invest $303.8 million in capital expenditures, reduce total debt by $410.3 million and return $2.934 billion to shareholders in the form of cash dividends and share buybacks during the year.
During 2020, the Company generated EBITDA of $3.441 billion. See the Non-GAAP Financial Measures section in Item 6 for definition and calculation of EBITDA. As of December 31, 2020, the Company had Cash and cash equivalents of $226.6 million and total debt outstanding of $8.292 billion.  Total debt, net of Cash and cash equivalents, was $8.066 billion and was 2.4 times the Company’s EBITDA in 2020.
Net Working Capital
Total current assets less Total current liabilities (net working capital) decreased $112.8 million to a deficit of $3.0 million at December 31, 2020 from a surplus of $109.8 million at December 31, 2019. The net working capital decrease is due to both a decrease in current assets and an increase in current liabilities. Accounts receivable decreased $10.8 million, Inventories decreased $85.5 million, and Other current assets decreased $8.8 million primarily related to refundable income taxes. Current liabilities excluding Short-term borrowings and the Current portion of long-term debt increased $681.8 million primarily due to the timing of payments and higher incentive compensation, partially offset by a $609.3 million decrease in Short-term borrowings and the Current portion of long-term debt.
As a result of the net effect of these changes, the Company’s current ratio decreased to 1.00 at December 31, 2020 from 1.02 at December 31, 2019. Accounts receivable as a percent of net sales decreased to 11.3% in 2020 from 11.7% in 2019. Accounts receivable days outstanding decreased to 57 days in 2020 from 61 days in 2019. In 2020, provisions for allowance for doubtful collection of accounts increased $17.0 million, or 46.6%. Inventories as a percent of net sales decreased to 9.8% in 2020 from 10.6% in 2019. Inventory days outstanding decreased to 74 days in 2020 from 81 days in 2019. The Company has sufficient total available borrowing capacity to fund its current operating needs.
Property, Plant and Equipment
Net property, plant and equipment decreased $0.7 million to $1.835 billion at December 31, 2020 due primarily to depreciation expense of $268.0 million and sale or disposition of assets with remaining net book value of $46.9 million, partially offset by capital expenditures of $303.8 million and currency translation and other adjustments of $10.4 million.
Capital expenditures during 2020 in The Americas Group were primarily attributable to the opening of new paint stores and renovation and improvements in existing stores. In the Consumer Brands Group and the Performance Coatings Group, capital expenditures during 2020 were primarily attributable to improvements and normal equipment replacements in manufacturing and distribution facilities. The Administrative segment incurred capital expenditures primarily to acquire the land for the new global headquarters (new headquarters) in downtown Cleveland, Ohio and a new research and development (R&D) center in the Cleveland suburb of Brecksville. The Company expects to invest a minimum of $600 million of capital expenditures to build both the new headquarters and R&D center. Construction on the new headquarters and R&D center is expected to commence in 2021, with completion in 2024 at the earliest. The Company has not made any decisions regarding the disposition of the Company’s current Cleveland-area headquarters and R&D centers, which are all owned by the Company.
In 2021, the Company expects to spend more than 2020 for capital expenditures. The predominant share of the capital expenditures in 2021 is expected to be for various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities, new store openings, new or upgraded information systems hardware and the new global headquarters and R&D center in Ohio. The Company does not anticipate the need for any specific long-term external financing to support these capital expenditures.

Goodwill and Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in purchase business combinations, increased $44.3 million in 2020 due to foreign currency translation rate fluctuations.
Intangible assets decreased $263.3 million in 2020 primarily due to amortization of finite-lived intangible assets of $313.4 million, impairment of indefinite-lived trademarks of $2.3 million, partially offset by foreign currency translation rate fluctuations of $51.5 million. See Note 5 to the Consolidated Financial Statements in Item 8 for a description of goodwill, identifiable intangible assets and asset impairments recognized in accordance with the Goodwill and Other Intangibles Topic of the ASC and summaries of the remaining carrying values of goodwill and intangible assets.
Deferred Pension and Other Assets
Deferred pension assets of $53.1 million at December 31, 2020 represent the excess of the fair value of assets over the actuarially determined projected benefit obligations. See Note 7 to the Consolidated Financial Statements in Item 8 and the Defined Benefit Pension and Other Postretirement Benefit Plans section below.
Other assets increased $79.8 million to $641.2 million at December 31, 2020. The increase was primarily due to incremental securities purchased with the proceeds generated from the sale of treasury shares to fund future contributions to the Company’s Qualified Replacement Plan. See Notes 7 and 11 to the Consolidated Financial Statements in Item 8 for additional information related to the Qualified Replacement Plan and the sale of treasury stock, respectively.
Debt
Total debt including Short-term borrowings decreased by $393.1 million to $8.292 billion in 2020. This was primarily attributable to the repayment of Short-term borrowings and a net reduction in Long-term debt. In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 in a public offering. The net proceeds from the issuance of these notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net.
On July 19, 2018, the Company entered into a new five-year $2.000 billion credit agreement. This credit agreement may be used for general corporate purposes, including the financing of working capital requirements. This credit agreement allows the Company to extend the maturity of the facility with two one-year extension options and the Borrowers to increase the aggregate amount of the facility to $2.750 billion, both of which are subject to the discretion of each lender. In addition, the Borrowers may request letters of credit in an amount of up to $250.0 million. On October 8, 2019, the Company amended this credit agreement to, among other things, extend the maturity date to October 8, 2024. At December 31, 2020 and 2019, there were no short-term borrowings under this credit agreement.
On May 6, 2016, the Company entered into a five-year credit agreement, subsequently amended on multiple dates to extend the maturity of the agreement. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $875.0 million at December 31, 2020. In September 2017, the Company entered into an additional five-year letter of credit agreement, subsequently amended on multiple dates to extend the maturity of the agreement, with an aggregate availability of $625.0 million at December 31, 2020. Both of these credit agreements are being used for general corporate purposes. At December 31, 2020 and 2019, there were no borrowings outstanding under these credit agreements.
There were no borrowings outstanding under the Company’s domestic commercial paper program at December 31, 2020. Borrowings outstanding under the Company’s domestic commercial paper program at December 31, 2019 were $191.9 million with a weighted average interest rate of 2.1%. Borrowings outstanding under various foreign programs were $0.1 million and $12.8 million at December 31, 2020 and 2019, respectively with a weighted average interest rate of 0.2% and 4.3%, respectively.
At December 31, 2020, the Company had unused capacity under its various credit agreements of $3.500 billion.
See Note 6 to the Consolidated Financial Statements in Item 8 for a detailed description and summary of the Company’s outstanding debt and other available financing programs.
Defined Benefit Pension and Other Postretirement Benefit Plans
In 2018, the Company terminated its domestic defined benefit pension plan for salaried employees (Terminated Plan) and the participants were moved to a qualified replacement plan (Qualified Replacement Plan), which is the Company’s domestic defined contribution plan. The surplus assets of the Terminated Plan are being used, as prescribed in the applicable regulations, to fund Company contributions to the Qualified Replacement Plan. During 2019, the Company transferred the remaining surplus of $242.2 million to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company common stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715. During 2020, the Company sold 275,000 treasury shares from the trust in the Company’s Qualified Replacement Plan. The proceeds generated from the sale of the treasury shares were used to fund the Company’s 2020 contribution to the Qualified Replacement Plan and purchase securities held in a suspense account to fund future contributions to the Company’s Qualified Replacement Plan. The Company’s domestic defined benefit pension plan for hourly employees continues to operate.
In accordance with the accounting prescribed by the Retirement Benefits Topic of the ASC, the Company’s total liability for unfunded or underfunded defined benefit pension plans increased $17.5 million to $110.3 million primarily due to changes in the actuarial assumptions. The Company’s liability for other postretirement benefits increased $11.1 million to $291.6 million at December 31, 2020 due primarily to changes in the actuarial assumptions.
The assumed discount rate used to determine the projected benefit obligation for domestic defined benefit pension plans was 2.9% at December 31, 2020 and 3.4% at December 31, 2019. The assumed discount rate used to determine the projected benefit obligation for foreign defined benefit pension plans decreased to 1.6% at December 31, 2020 from 2.2% at December 31, 2019. The decrease in the discount rates for both the domestic and foreign defined benefit pension plans was primarily due to lower interest rates. The assumed discount rate used to determine the projected benefit obligation for other postretirement benefit obligations decreased to 2.5% at December 31, 2020 from 3.2% at December 31, 2019 for the same reason.
The rate of compensation increases used to determine the projected benefit obligations at December 31, 2020 was 3.0% for the domestic pension plan and 2.9% for foreign pension plans, which was comparable to the rates used in the prior year. In deciding on the rate of compensation increases, management considered historical Company increases as well as expectations for future increases. The expected long-term rate of return on assets remained 5.0% at December 31, 2020 for the domestic pension plan and was slightly lower for most foreign plans. In establishing the expected long-term rate of return on plan assets for 2020, management considered the historical rates of return, the nature of investments and an expectation for future investment strategies. The assumed health care cost trend rates used to determine the net periodic benefit cost of other postretirement benefits for 2020 were 5.3% and 9.0%, respectively, for medical and prescription drug cost increases, both decreasing gradually to 4.5% in 2027. In developing the assumed health care cost trend rates, management considered industry data, historical Company experience and expectations for future health care costs.
For 2021 net pension cost for the ongoing domestic pension plan, the Company will use a discount rate of 2.9%, an expected long-term rate of return on assets of 5.0% and a rate of compensation increase of 3.0%. Lower discount rates and expected long-term rates of return on plan assets will be used for most foreign plans. For 2021 net periodic benefit costs for other postretirement benefits, the Company will use a discount rate of 2.5%. Net pension cost in 2021 for the ongoing domestic pension plan is expected to be approximately $1.7 million. Net periodic benefit costs for other postretirement benefits in 2021 is expected to be approximately $11.3 million. See Note 7 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s obligations and funded status of its defined benefit pension plans and other postretirement benefits.
Deferred Income Taxes
Deferred income taxes at December 31, 2020 decreased $123.8 million from the prior year primarily due to the change in deferred taxes as a result of the amortization of intangible assets in the current year. See Note 19 to the Consolidated Financial Statements in Item 8 for additional information on deferred taxes.
Other Long-Term Liabilities
Other long-term liabilities increased $177.0 million during 2020 due primarily to legislatively authorized tax payment deferral mechanisms available primarily for U.S. federal payroll withholding taxes until 2021 and 2022 and the net investment hedges being in a net loss position at December 31, 2020. See Note 15 to the Consolidated Financial Statements in Item 8 for additional information on the net investment hedges.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during 2020. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2021. See Note 9 to the Consolidated Financial Statements in Item 8 for further information on environmental-related long-term liabilities.
Contractual Obligations and Commercial Commitments
The Company has certain obligations and commitments to make future payments under contractual obligations and commercial commitments. The following tables summarize such obligations and commitments as of December 31, 2020.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt	$8,359.8	$25.1	$661.3	$1,150.3	$6,523.1
Interest on Long-term debt	4,580.4	306.5	576.6	537.0	3,160.3
Operating leases	2,017.7	441.3	711.3	455.9	409.2
Short-term borrowings	0.1	0.1
California litigation accrual	64.7	12.0	24.0	28.7
Real estate financing transactions	204.4	14.0	29.0	30.5	130.9
Purchase obligations (1)	364.3	364.3
Other contractual obligations (2)	228.2	99.1	44.8	30.4	53.9
Total contractual cash obligations	$15,819.6	$1,262.4	$2,047.0	$2,232.8	$10,277.4
(1)Relate to open purchase orders for raw materials at December 31, 2020.
(2)Relate primarily to estimated future capital contributions to investments in the U.S. affordable housing and historic renovation real estate partnerships and various other contractual obligations.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Standby letters of credit	$51.3	$51.3
Surety bonds	110.0	110.0
Total commercial commitments	$161.3	$161.3	$—	$—	$—
Warranties
The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2020, 2019 and 2018, including customer satisfaction settlements during the year, were as follows:

	2020	2019	2018
Balance at January 1	$42.3	$57.1	$151.4
Charges to expense	38.1	32.5	31.7
Settlements	(37.1)	(47.3)	(57.8)
Divestiture and other adjustments			(68.2)
Balance at December 31	$43.3	$42.3	$57.1
Warranty accruals acquired in connection with the Valspar acquisition in 2017 include warranties for certain products under extended furniture protection plans. The decrease in the accrual in 2018 was primarily due to the divestiture of the furniture protection plan business during the third quarter of 2018 for an immaterial amount that approximated net book value.

Shareholders’ Equity
Shareholders’ equity decreased $512.5 million to $3.611 billion at December 31, 2020 from $4.123 billion last year. The decrease was primarily attributable to the Company repurchasing $2.446 billion in Treasury stock and declaring $488.0 million in cash dividends, partially offset by $2.030 billion of net income, an increase of $250.8 million associated with the recognition of stock-based compensation expense and stock option exercises, and an increase of $182.4 million from the issuance of treasury stock during the year. During the fourth quarter of 2020, the Company retired 30.6 million common stock shares held in treasury, which resulted in decreases of Common stock, Retained earnings and Treasury stock of $30.6 million, $8.062 billion, and $8.092 billion, respectively. See the Statements of Consolidated Shareholders’ Equity and Statements of Consolidated Comprehensive Income in Item 8 for additional information.
The Company purchased 3.9 million shares of its common stock for treasury purposes through open market purchases during 2020. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at December 31, 2020 to purchase 4.55 million shares of its common stock. On February 17, 2021, the Board of Directors authorized the Company to purchase an additional 15.0 million shares of the Company's stock for treasury purposes.
The Company’s 2020 annual cash dividend of $5.36 per share represented 32.5% of 2019 diluted net income per share. The 2020 annual dividend represented the 42nd consecutive year of increased dividend payments since the dividend was suspended in 1978. On February 17, 2021, the Board of Directors increased the quarterly cash dividend to $1.65 per share. This quarterly dividend, if approved in each of the remaining quarters of 2021, would result in an annual dividend for 2021 of $6.60 per share or a 30% payout of 2020 diluted net income per share.
On February 3, 2021, the Board of Directors approved and declared a three-for-one stock split in the form of a stock dividend. Each shareholder of record at the close of business on March 23, 2021 will receive two additional common shares for each then-held common share, to be distributed after close of trading on March 31, 2021.
Net Investment Hedges
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into in May 2019 to hedge the Company’s net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in Accumulated other comprehensive income (loss) (AOCI), a component of Shareholders’ equity.
In February 2020, the Company also entered into two U.S. Dollar to Euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts, which were designated as net investment hedges, have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars.
As of December 31, 2020, the outstanding cross currency swap contracts were in a net loss position of $85.8 million with $31.0 million included in Other accruals and $54.8 million included in Other liabilities, respectively, on the consolidated balance sheet. As of December 31, 2019, the outstanding cross currency swap contract was in a net gain position of $1.5 million. See Note 15 to the Consolidated Financial Statements in Item 8 for additional information.
Cash Flow
Net operating cash increased $1.087 billion in 2020 to a cash source of $3.409 billion from $2.321 billion in 2019 due primarily to an increase in net income and improved working capital management, partially offset by unfavorable changes in non-cash items when compared to 2019. Net operating cash increased as a percent to sales to 18.6% in 2020 compared to 13.0% in 2019. During 2020, strong net operating cash continued to provide the funds necessary to pay down total net debt, invest in new stores and manufacturing and distribution facilities, and return cash to shareholders through treasury stock purchases and dividends paid.
Net investing cash usage decreased $140.2 million to a usage of $322.4 million in 2020 from a usage of $462.6 million in 2019 due primarily to a decrease in cash used for acquisitions and an increase in proceeds from sale of assets. See Note 3 to the Consolidated Financial Statements in Item 8 for additional information on the acquisitions in 2019.
Net financing cash usage increased $1.174 billion to a usage of $3.020 billion in 2020 from a usage of $1.846 billion in 2019 due primarily to an increase in treasury stock purchases, repayments of short-term borrowings and cash dividends paid, partially offset by a decrease in long-term debt repayments and issuances, as well as the issuance of 275,000 shares of treasury stock

(which were associated with the domestic defined benefit plan terminated in 2018 as disclosed in Notes 7 and 11 to the Consolidated Financial Statements in Item 8).
Litigation
See Note 10 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2020 and 2019, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency and cross currency swap contracts to hedge its net investment in European operations. See Notes 1, 15 and 18 to the Consolidated Financial Statements in Item 8 for additional information related to the Company’s use of derivative instruments.
The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section in Item 6 for a reconciliation of EBITDA to net income. At December 31, 2020, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreement contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 to the Consolidated Financial Statements in Item 8 for additional information.
Employee Stock Ownership Plan
Participants in the Employee Stock Purchase and Savings Plan, the Company’s employee stock ownership plan (ESOP), are allowed to contribute up to the lesser of 50% of their annual compensation and the maximum dollar amount allowed under the Internal Revenue Code. The Company matches 6% of eligible employee contributions. The Company’s matching contributions to the ESOP charged to operations were $120.0 million in 2020 compared to $111.9 million in 2019. At December 31, 2020, there were 7,318,468 shares of the Company’s common stock being held by the ESOP, representing 8.2% of the total number of voting shares outstanding. See Note 12 to the Consolidated Financial Statements in Item 8 for additional information concerning the Company’s ESOP.

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
Inventories
Inventories were stated at the lower of cost or net realizable value with cost determined principally on the last-in, first-out (LIFO) method based on inventory quantities and costs determined during the fourth quarter. Inventory quantities were adjusted during the fourth quarter as a result of annual physical inventory counts taken at all locations. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management recorded the best estimate of net realizable value for obsolete and discontinued inventories based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is provided for in the reserve for obsolescence. See Note 4 to the Consolidated Financial Statements in Item 8 for more information regarding the impact of the LIFO inventory valuation and the reserve for obsolescence.
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
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment per the Segment Reporting Topic of the ASC or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. At the time of goodwill impairment testing (if performing a quantitative assessment), management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the current carrying value, then impairment of the reporting unit exists. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting units’ fair value is reconciled to the total market capitalization of the Company.
The Company had seven components, some of which are aggregated due to similar economic characteristics, to form three reporting units (also the operating segments) with goodwill as of October 1, 2020, the date of the annual impairment test. The annual impairment review performed as of October 1, 2020 did not result in any of the reporting units having impairment or deemed at risk for impairment.

In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuations at acquisition. Management utilizes the royalty savings method and valuation model to determine the estimated fair value for each indefinite-lived intangible asset or trademark. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include discount rates, royalty rates, growth rates, sales projections, terminal value rates and, to a lesser extent, tax rates. Discount rates used are similar to the rates developed by the WACC methodology considering any differences in Company-specific risk factors between reporting units and trademarks. Royalty rates are established by management and valuation experts and periodically substantiated by valuation experts. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections for each significant trademark. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. The royalty savings valuation methodology and calculations used in 2020 impairment testing are consistent with prior years. The annual impairment review performed as of October 1, 2020 resulted in the Company recognizing non-cash pre-tax impairment charges totaling $2.3 million related to lower than anticipated sales of an acquired indefinite-lived trademark.
The discounted cash flow and royalty savings valuation methodologies require management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value considering the current economic conditions. See Note 5 to the Consolidated Financial Statements in Item 8 for a discussion of goodwill and intangible assets and the impairment tests performed in accordance with the Goodwill and Other Intangibles Topic of the ASC.
Valuation of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, if events or changes in circumstances indicated that the carrying value of long-lived assets, including Operating lease right-of-use assets, may not be recoverable or the useful life had changed, impairment tests were performed or the useful life was adjusted. Undiscounted cash flows were used to calculate the recoverable value of long-lived assets to determine if such assets were not recoverable. If the carrying value of the assets was deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. If the usefulness of an asset was determined to be impaired, then management estimated a new useful life based on the period of time for projected uses of the asset. Fair value approaches and changes in useful life required management to make certain assumptions based upon information available at the time the valuation or determination was performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value or useful life considering the current economic conditions. All tested long-lived assets or groups of long-lived assets had undiscounted cash flows that were substantially in excess of their carrying value. See Note 5 to the Consolidated Financial Statements in Item 8 for a discussion of the reductions in carrying value or useful life of long-lived assets in accordance with the Property, Plant and Equipment Topic of the ASC. See Note 1 to the Consolidated Financial Statements in Item 8 for the Property, Plant and Equipment accounting policy.
Defined Benefit Pension and Other Postretirement Benefit Plans
To determine the Company’s ultimate obligation under its defined benefit pension plans and other postretirement benefit plans , management must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To determine the obligations of such benefit plans, management uses actuaries to calculate such amounts using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Management reviews all of these assumptions on an ongoing basis to ensure that the most current information available is being considered. An increase or decrease in the assumptions or economic events outside management’s control could have a direct impact on the Company’s results of operations or financial condition.
In accordance with the Retirement Benefits Topic of the ASC, the Company recognizes each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in AOCI. The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs.
In 2021, pension costs are expected to decrease slightly and other postretirement benefit plan costs are expected to increase slightly based on the actuarial assumptions being applied. See Note 7 to the Consolidated Financial Statements in Item 8 for information concerning the Company’s defined benefit pension plans and other postretirement benefit plans.

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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved. See Note 9 to the Consolidated Financial Statements in Item 8 for information concerning the accrual for extended environmental-related activities and a discussion concerning unaccrued future loss contingencies.
Litigation and Other Contingent Liabilities
In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. Management believes that the Company has properly accrued for all known liabilities that existed and those where a loss was deemed probable for which a fair value was available or an amount could be reasonably estimated in accordance with US GAAP. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. See Note 10 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Income Taxes
The Company estimated income taxes for each jurisdiction that it operated in. This involved estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets and possible exposures related to future tax audits. To the extent these estimates change, adjustments to deferred and accrued income taxes will be made in the period in which the changes occur.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. In 2019 and 2020, the Company entered into U.S. Dollar to Euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. See Note 15 to the Consolidated Financial Statements in Item 8. The Company entered into forward foreign currency exchange contracts during 2020 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2020. Forward foreign currency exchange contracts are described in Note 18 to the Consolidated Financial Statements in Item 8. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

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
In order to ensure that the Company’s internal control over financial reporting was effective as of December 31, 2020, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group, including our principal executive officer and principal financial officer. This assessment was based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control – Integrated Framework, we have concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on the effectiveness of our internal control over financial reporting is included on page 43 of this report.

J. G. Morikis
Chairman and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Corporate Controller

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

To the Shareholders and Board of Directors and Shareholders of The Sherwin-Williams Company

Opinion on Internal Control over Financial Reporting
We have audited The Sherwin-Williams Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Sherwin-Williams Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of The Sherwin-Williams Company as of December 31, 2020, 2019, and 2018, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in Item 15(a) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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
February 19, 2021

Report of Management
On the Consolidated Financial Statements

Shareholders of The Sherwin-Williams Company
We are responsible for the preparation and fair presentation of the consolidated financial statements, accompanying notes and related financial information included in this report of The Sherwin-Williams Company and its consolidated subsidiaries (collectively, the “Company”) as of December 31, 2020, 2019 and 2018 and for the years then ended in accordance with U.S. generally accepted accounting principles. The consolidated financial information included in this report contains certain amounts that were based upon our best estimates, judgments and assumptions that we believe were reasonable under the circumstances.
We have conducted an assessment of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in the Report of Management on Internal Control Over Financial Reporting on page 42 of this report, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
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

J. M. Cronin
Senior Vice President - Corporate Controller

Report of Independent Registered Public Accounting Firm
On the Consolidated Financial Statements

To the Shareholders and the Board of Directors of The Sherwin-Williams Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company (the “Company”) as of December 31, 2020, 2019 and 2018, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Gibbsboro environmental-related accrual
Description of the Matter
As described in Note 9 to the consolidated financial statements, the Company had short-term and long-term accruals for environmental-related activities of $68.6 million and $300.5 million, respectively, at December 31, 2020. The Company’s largest and most complex site is the Gibbsboro, New Jersey site (“Gibbsboro”) and the substantial majority of the environmental-related accrual relates to this site. Gibbsboro consists of six operable units which contain a combination of soil, waterbodies and groundwater contamination, and are in various phases of investigation and remediation with the Environmental Protection Agency (“EPA”). The Company’s estimated environmental-related accrual for Gibbsboro is based on industry standards and professional judgement, and the most significant assumptions underlying the estimated cost of remediation efforts reserved for Gibbsboro are the types and extent of contamination.

Auditing the Company’s environmental-related accrual at the Gibbsboro site required complex judgement due to the inherent challenges in identifying the type and extent of future remedies and the costs of implementing those remedies in determining the probable and reasonably estimable loss for which the Company will be responsible.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to estimate the Gibbsboro environmental-related accrual. For example, we tested controls over management’s review of the environmental loss calculations and the key assumptions affecting those calculations as described above.

To test the Gibbsboro environmental-related accrual, our audit procedures included, among others, a review of correspondence with the EPA supporting the Company’s assessment of the type and extent of contamination at the Gibbsboro site for which the Company is responsible. We involved our environmental specialists to confirm our understanding of the remediation plans for the most significant operable units within the Gibbsboro site and to evaluate the Company's methodology and assumptions to estimate the unit cost and extent of contamination in accordance with industry practice, applicable laws and regulations. We recalculated the remediation cost estimate based on unit cost and estimated extent of remediation required. We reconciled types and extent of contamination identified in communications between the Company and the EPA to the Company’s remediation cost estimates recorded for Gibbsboro and confirmed a sample of underlying cost estimates with third-parties. We also conducted a search for publicly available information that might indicate facts contrary to the types and extent of contamination currently identified in the Company’s remediation cost estimates recorded for Gibbsboro.

We have served as the Company’s auditor since 1908.
Cleveland, Ohio
February 19, 2021

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

(millions of dollars, except per share data)	Year Ended December 31,
	2020	2019	2018
Net sales	$18,361.7	$17,900.8	$17,534.5
Cost of goods sold	9,679.1	9,864.7	10,115.9
Gross profit	8,682.6	8,036.1	7,418.6
Percent to net sales	47.3%	44.9%	42.3%
Selling, general and administrative expenses	5,477.9	5,274.9	5,033.8
Percent to net sales	29.8%	29.5%	28.7%
Other general expense - net	27.7	39.1	189.1
Amortization	313.4	312.8	318.1
Impairment of trademarks	2.3	122.1	—
Interest expense	340.4	349.3	366.7
Interest and net investment income	(3.6)	(25.9)	(5.2)
California litigation expense	—	(34.7)	136.3
Other expense - net	5.3	16.7	20.1
Income before income taxes	2,519.2	1,981.8	1,359.7
Income tax expense	488.8	440.5	251.0
Net income	$2,030.4	$1,541.3	$1,108.7

Net income per share:
Basic	$22.45	$16.79	$11.92
Diluted	$22.08	$16.49	$11.67

Weighted average shares outstanding:
Basic	90,425,861	91,803,528	92,992,457
Diluted	91,942,623	93,446,842	94,988,070

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(millions of dollars)	Year Ended December 31,
	2020	2019	2018
Net income	$2,030.4	$1,541.3	$1,108.7

Other comprehensive loss, net of tax:

Foreign currency translation adjustments (1)	(14.1)	(49.8)	(254.3)

Pension and other postretirement benefit adjustments:
Amounts recognized in Other comprehensive loss (2)	(19.4)	(5.1)	(13.5)
Amounts reclassified from Other comprehensive loss (3)	1.4	22.3	31.3
	(18.0)	17.2	17.8

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive loss (4)	(6.7)	(8.7)	(6.2)

Other comprehensive loss, net of tax	(38.8)	(41.3)	(242.7)

Comprehensive income	$1,991.6	$1,500.0	$866.0

(1)    The years ended December 31, 2020 and 2019 include unrealized losses of $(54.0) million, net of taxes, and unrealized gains of $1.1 million, net of taxes, respectively, related to net investment hedges.
(2)    Net of taxes of $3.4 million, $1.3 million and $6.8 million in 2020, 2019 and 2018, respectively.
(3)    Net of taxes of $(0.4) million, $(7.3) million and $(10.2) million in 2020, 2019 and 2018, respectively.
(4)    Net of taxes of $2.2 million, $2.8 million and $2.1 million in 2020, 2019 and 2018, respectively.
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(millions of dollars, except per share data)	December 31,
	2020	2019	2018
Assets
Current assets:
Cash and cash equivalents	$226.6	$161.8	$155.5
Accounts receivable, less allowance	2,078.1	2,088.9	2,018.8
Inventories	1,804.1	1,889.6	1,815.3
Other current assets	482.6	491.4	354.9
Total current assets	4,591.4	4,631.7	4,344.5
Property, plant and equipment, net	1,834.5	1,835.2	1,776.8
Goodwill	7,049.1	7,004.8	6,956.7
Intangible assets	4,471.2	4,734.5	5,201.6
Operating lease right-of-use assets	1,761.1	1,685.6
Deferred pension assets	53.1	43.0	270.7
Other assets	641.2	561.4	584.0
Total Assets	$20,401.6	$20,496.2	$19,134.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$0.1	$204.7	$328.4
Accounts payable	2,117.8	1,876.3	1,799.4
Compensation and taxes withheld	752.7	552.7	504.5
Accrued taxes	183.5	85.7	80.8
Current portion of long-term debt	25.1	429.8	307.2
California litigation accrual	12.0	12.0	136.3
Current portion of operating lease liabilities	387.3	371.6
Other accruals	1,115.9	989.1	1,141.1
Total current liabilities	4,594.4	4,521.9	4,297.7
Long-term debt	8,266.9	8,050.7	8,708.1
Postretirement benefits other than pensions	275.6	263.0	257.6
Deferred income taxes	846.1	969.9	1,130.9
Long-term operating lease liabilities	1,434.1	1,370.7
Other long-term liabilities	1,373.7	1,196.7	1,009.3
Shareholders’ equity:
Common stock - $1.00 par value:
89.6, 92.1, and 93.1 million shares outstanding
at December 31, 2020, 2019 and 2018, respectively	89.9	119.4	118.4
Other capital	3,491.4	3,153.0	2,896.4
Retained earnings	844.3	7,366.9	6,246.5
Treasury stock, at cost	(96.5)	(5,836.5)	(4,900.7)
Accumulated other comprehensive loss	(718.3)	(679.5)	(629.9)
Total shareholders’ equity	3,610.8	4,123.3	3,730.7
Total Liabilities and Shareholders’ Equity	$20,401.6	$20,496.2	$19,134.3

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

(millions of dollars)	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$2,030.4	$1,541.3	$1,108.7
Adjustments to reconcile net income to net operating cash:
Depreciation	268.0	262.1	278.2
Non-cash lease expense	381.3	370.8
Amortization of intangible assets	313.4	312.8	318.1
Loss on extinguishment of debt	21.3	14.8
Impairment of trademarks	2.3	122.1
Amortization of credit facility and debt issuance costs	7.2	9.2	12.1
Provisions for environmental-related matters	37.1	23.0	176.3
Deferred income taxes	(145.3)	(131.1)	(143.4)
Defined benefit pension plans net cost	7.6	43.1	36.4
Stock-based compensation expense	95.9	101.7	82.6
Decrease in non-traded investments	84.8	82.3	72.5
(Gain) loss on sale or disposition of assets	(9.4)	16.1	12.8
Other	(6.9)	10.2	(14.8)
Change in working capital accounts:
Decrease (increase) in accounts receivable	10.3	(73.2)	18.4
Decrease (increase) in inventories	84.4	(75.5)	(119.5)
Increase in accounts payable	227.2	36.2	113.8
Increase in accrued taxes	99.2	5.1	2.7
Increase in accrued compensation and taxes withheld	197.7	49.6	4.6
Decrease (increase) in refundable income taxes	40.6	(47.8)	20.1
(Decrease) increase in California litigation accrual	(12.0)	(59.6)	136.3
Other	(50.0)	18.8	(46.7)
Change in operating lease liabilities	(371.4)	(368.4)
Costs incurred for environmental-related matters	(39.0)	(26.1)	(17.7)
Other	133.9	83.8	(107.8)
Net operating cash	3,408.6	2,321.3	1,943.7

Investing Activities
Capital expenditures	(303.8)	(328.9)	(251.0)
Acquisitions of businesses, net of cash acquired		(77.3)
Proceeds from sale of assets	60.7	6.9	38.4
Increase in other investments	(79.3)	(63.3)	(39.0)
Net investing cash	(322.4)	(462.6)	(251.6)

Financing Activities
Net decrease in short-term borrowings	(204.6)	(122.8)	(300.9)
Proceeds from long-term debt	999.0	1,332.8
Payments of long-term debt	(1,204.7)	(1,875.8)	(852.6)
Payments for credit facility and debt issuance costs	(10.0)	(13.6)	(5.2)
Payments of cash dividends	(488.0)	(420.8)	(322.9)
Proceeds from stock options exercised	182.7	154.6	90.7
Treasury stock purchased	(2,446.3)	(778.8)	(613.3)
Proceeds from treasury stock issued	182.4
Proceeds from real estate financing transactions		7.2	225.3
Other	(30.6)	(129.2)	32.2
Net financing cash	(3,020.1)	(1,846.4)	(1,746.7)

Effect of exchange rate changes on cash	(1.3)	(6.0)	5.9
Net increase (decrease) in cash and cash equivalents	64.8	6.3	(48.7)
Cash and cash equivalents at beginning of year	161.8	155.5	204.2
Cash and cash equivalents at end of year	$226.6	$161.8	$155.5

Taxes paid on income	$437.2	$407.5	$292.2
Interest paid on debt	340.8	336.1	368.0
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(millions of dollars, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$117.6	$2,723.2	$5,458.4	$(4,266.4)	$(384.9)	$3,647.9
Net income			1,108.7			1,108.7
Other comprehensive loss					(242.7)	(242.7)
Adjustment to initially adopt ASU 2016-01			2.3		(2.3)	—
Treasury stock purchased				(613.3)		(613.3)
Stock-based compensation activity	0.8	172.4		(21.0)		152.2
Other adjustments		0.8				0.8
Cash dividends -- $3.44 per share			(322.9)			(322.9)
Balance at December 31, 2018	118.4	2,896.4	6,246.5	(4,900.7)	(629.9)	3,730.7
Net income			1,541.3			1,541.3
Other comprehensive loss					(41.3)	(41.3)
Adjustment to initially adopt ASU 2016-02			(8.4)			(8.4)
Adjustment to initially adopt ASU 2018-02			8.3		(8.3)	—
Treasury stock purchased				(778.8)		(778.8)
Treasury stock transferred from defined benefit pension plan				(131.8)		(131.8)
Stock-based compensation activity	1.0	254.5		(25.2)		230.3
Other adjustments		2.1				2.1
Cash dividends -- $4.52 per share			(420.8)			(420.8)
Balance at December 31, 2019	119.4	3,153.0	7,366.9	(5,836.5)	(679.5)	4,123.3
Net income			2,030.4			2,030.4
Other comprehensive loss					(38.8)	(38.8)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(2,446.3)		(2,446.3)
Treasury stock issued		61.6		120.8		182.4
Treasury stock retired	(30.6)		(8,061.6)	8,092.2		—
Stock-based compensation activity	1.1	276.4		(26.7)		250.8
Other adjustments		0.4	(0.4)			—
Cash dividends -- $5.36 per share			(488.0)			(488.0)
Balance at December 31, 2020	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable were recorded at the time of credit sales net of allowance for credit losses. The Company recorded an allowance for doubtful accounts of $53.5 million, $36.5 million and $45.9 million at December 31, 2020, 2019 and 2018, respectively, to reduce Accounts receivable to the net amount expected to be collected (estimated net realizable value).
Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASC 326) using the modified retrospective transition method, electing to not restate prior periods. This ASU replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As a result of the transition method elected, the required comparative period disclosures are prepared in accordance with the incurred loss impairment methodology.
Under ASC 326, the Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful accounts are included in Selling, general and administrative expenses. See Notes 2 and 17 for further details.

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
Goodwill and Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Intangible assets include indefinite-lived trademarks, customer relationships and intellectual property. In accordance with the Goodwill and Other Intangibles Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), goodwill and indefinite-lived trademarks are not amortized, but instead are tested for impairment on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Finite-lived intangible assets are amortized on a straight-line basis over the expected period of benefit, which ranges primarily from 15 to 20 years. See Note 5 for further details.
Impairment of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and remaining lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. See Note 5 for further details.
Derivative Instruments
The Company utilizes derivative instruments to mitigate certain risk exposures as part of its overall financial risk management policy and accounts for these instruments in accordance with the Derivatives and Hedging Topic of the ASC. Derivatives are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value of the derivative instruments are recognized immediately in earnings unless the derivative instrument qualifies for and is designated in an effective hedging relationship.
The Company entered into foreign currency forward contracts with maturity dates of less than twelve months in 2020, 2019, and 2018, primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at December 31, 2020, 2019 and 2018. See Note 18 for further details.
The Company also entered into cross currency swap contracts to hedge its net investment in European operations in 2020 and 2019. These contracts qualified for and were designated as net investment hedges as permitted under US GAAP. The changes in fair value for the cross currency swaps are recognized in the foreign currency translation adjustments component of AOCI. The cash flow impact of these instruments is classified as an investing activity in the consolidated statement of cash flows. See Note 15 for further details.
Non-Traded Investments
The Company has investments in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying amounts of the investments, included in Other assets, were $198.2 million, $176.2 million and $181.2 million at December 31, 2020, 2019 and 2018, respectively. The liabilities recorded on the balance sheets for estimated future capital contributions to the investments were $216.3 million, $174.4 million and $183.0 million at December 31, 2020, 2019 and 2018, respectively.

Standby Letters of Credit
The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $51.3 million, $61.2 million and $65.6 million at December 31, 2020, 2019 and 2018, respectively.
Product Warranties
The Company offers assurance type product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2020, 2019 and 2018, including customer satisfaction settlements during the year, were as follows:

	2020	2019	2018
Balance at January 1	$42.3	$57.1	$151.4
Charges to expense	38.1	32.5	31.7
Settlements	(37.1)	(47.3)	(57.8)
Divestiture and other adjustments			(68.2)
Balance at December 31	$43.3	$42.3	$57.1
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
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with the Retirement Benefits Topic of the ASC, which requires the recognition of a plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. See Note 7 for further details.
Environmental Matters
Capital expenditures for ongoing environmental compliance measures were recorded in Property, plant and equipment, and related expenses were included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. Accrued amounts were primarily recorded on an undiscounted basis and have not been recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. Environmental-related expenses included direct costs of investigation and remediation and indirect costs such as compensation and benefits for employees directly involved in the investigation and remediation activities and fees paid to outside engineering, consulting and law firms. See Notes 9 and 18 for further details.
ESOP
The Company accounts for the Employee Stock Purchase and Savings Plan, its employee stock ownership plan (ESOP), in accordance with the Employee Stock Ownership Plans Subtopic of the Compensation – Stock Ownership Topic of the ASC. The Company recognized compensation expense for amounts contributed to the ESOP. See Note 12 for further details.
Stock-Based Compensation
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. See Note 13 for further details.

Other Liabilities
The Company retains risk for certain liabilities, primarily workers’ compensation claims, employee medical and disability benefits, and automobile, property, general and product liability claims. Estimated amounts were accrued for certain workers’ compensation, employee medical and disability benefits, automobile and property claims filed but unsettled, and estimated claims incurred but not reported. Estimates were based upon management’s estimated aggregate liability for claims incurred using historical experience, actuarial assumptions followed in the insurance industry and actuarially-developed models for estimating certain liabilities. Certain estimated general and product liability claims filed but unsettled were accrued based on management’s best estimate of ultimate settlement or actuarial calculations of potential liability using industry experience and actuarial assumptions developed for similar types of claims.
Foreign Currency Translation
All consolidated non-highly inflationary foreign operations use the local currency of the country of operation as the functional currency and translated the local currency asset and liability accounts at year-end exchange rates while income and expense accounts were translated at average exchange rates. The resulting translation adjustments were included in accumulated other comprehensive income (loss) (AOCI), a component of Shareholders’ equity.
Revenue Recognition
The Company recognized revenue when performance obligations under the terms of the agreement were satisfied. This generally occurs with the transfer of control of our products to the customer. Collectibility of amounts recorded as revenue was probable at the time of recognition. See Note 17 for further details.
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
Costs of Goods Sold
Included in Costs of goods sold were costs for materials, manufacturing, distribution and related support. Distribution costs included expenses related to the distribution of products including inbound freight charges, purchase and receiving costs, warehousing costs, internal transfer costs and other costs incurred to ship products. Also included in Costs of goods sold were total technical expenditures, which included research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $97.1 million, $103.1 million and $51.9 million for 2020, 2019 and 2018, respectively.
Selling, General and Administrative Expenses
Selling costs included advertising expenses, marketing costs, employee and store costs and sales commissions. The cost of advertising was expensed as incurred. The Company incurred $363.4 million, $355.2 million and $357.8 million in advertising costs during 2020, 2019 and 2018, respectively. General and administrative expenses included human resources, legal, finance and other support and administrative functions.
Earnings Per Share
Common stock held in a revocable trust (see Note 11) was not included in outstanding shares for basic or diluted income per share calculations. Basic and diluted net income per share were calculated using the treasury stock method in accordance with the Earnings Per Share Topic of the ASC. Basic net income per share amounts were computed based on the weighted-average number of shares outstanding during the year. Diluted net income per share amounts were computed based on the weighted-average number of shares outstanding plus all dilutive securities potentially outstanding during the year. See Note 20 for further details.
Reclassifications
Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for 2018 and 2019 have been reclassified to conform to the 2020 presentation.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted in 2020
Effective January 1, 2020, the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASC 326). This ASU replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The Company adopted ASU 2016-13 using the modified retrospective transition method. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2020 and did not have a material impact on the Company’s results of operations, financial condition or liquidity. See Note 17 for additional information.
Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The standards update is effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 3 – ACQUISITIONS AND DIVESTITURES
During 2019, the Company completed the acquisition of a domestic packaging company and two European coatings companies for an aggregate purchase price of $84.4 million, including amounts withheld as security for certain representations, warranties and obligations of the sellers. These acquisitions support the growth of the Performance Coatings Group by providing new technologies and an expanded global platform. The acquisitions have been accounted for as business combinations. The results of operations of these companies have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results was not material.
On February 17, 2021, the Company signed a definitive agreement to divest Wattyl, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million and 750 employees. The divestiture will allow the Company to focus its resources on global opportunities which align with our long-term strategies. The transaction is expected to close during the first quarter of 2021, subject to customary closing conditions. In connection with the sale, we expect to incur a loss in the first quarter of 2021 that is not material.
NOTE 4 – INVENTORIES
Included in Inventories were the following:

	2020	2019	2018
Finished goods	$1,427.6	$1,509.6	$1,426.4
Work in process and raw materials	376.5	380.0	388.9
Inventories	$1,804.1	$1,889.6	$1,815.3
Inventories were stated at the lower of cost or net realizable value, with cost primarily determined on the last-in, first-out (LIFO) method. Management believes that the use of LIFO results in a better matching of costs and revenues.
The following table summarizes the extent to which the Company’s Inventories use the LIFO cost method, and presents the effect on Inventories had the Company used the first-in, first-out (FIFO) inventory valuation method.

	2020	2019	2018
Percentage of total inventories on LIFO	72%	72%	72%
Excess of FIFO over LIFO	$312.1	$339.8	$377.1
The Company recorded a reserve for obsolescence of $125.8 million, $115.4 million and $105.9 million at December 31, 2020, 2019 and 2018, respectively, to reduce Inventories to their estimated net realizable value.

NOTE 5 – GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	2020	2019	2018
Land	$283.5	$242.1	$244.6
Buildings	1,098.0	1,044.2	979.1
Machinery and equipment	3,026.8	2,952.1	2,668.5
Construction in progress	140.5	144.0	147.9
Property, plant and equipment, gross	4,548.8	4,382.4	4,040.1
Less allowances for depreciation	2,714.3	2,547.2	2,263.3
Property, plant and equipment, net	$1,834.5	$1,835.2	$1,776.8
In accordance with the Property, Plant and Equipment Topic of the ASC, whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable or the useful life may have changed, impairment tests are to be performed. Subsequent to the adoption of ASU 2016-02, right-of-use assets recognized in the consolidated balance sheet are considered to be long-lived assets. Undiscounted cash flows were used to calculate the recoverable value of long-lived assets to determine if such assets were not recoverable. If the carrying value of the assets was deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. No material impairments of long-lived assets were recorded in 2020, 2019 or 2018.
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
The annual impairment review performed as of October 1, 2020 resulted in trademark impairment of $2.3 million in the Performance Coatings Group related to lower than anticipated sales of an acquired brand and no goodwill impairment.
During the fourth quarter of 2019, the Company performed a strategic review of its business lines as part of the annual planning cycle. Decisions were made during this review related to certain brands which resulted in a reduction to the long-term forecasted net sales for certain indefinite-lived trademarks acquired in the Valspar acquisition within the Performance Coatings and Consumer Brands Groups. As a result of the strategic decisions made at that time and in conjunction with the annual impairment review performed as of October 1, 2019, the Company recognized non-cash pre-tax impairment charges totaling $122.1 million related to certain recently acquired indefinite-lived trademarks. These charges included impairments totaling $117.0 million in the Performance Coatings Group and $5.1 million in the Consumer Brands Group. In the Performance Coatings Group, $75.6 million related to trademarks in North America directly associated with strategic decisions made to rebrand industrial products to the Sherwin-Williams® brand name, $25.7 million related to trademarks in the Asia Pacific region as a direct result of recent performance that reduced the long-term forecasted net sales and $15.7 million related to other recently acquired trademarks in various regions.The annual impairment review did not result in any goodwill impairment.
The annual impairment reviews performed as of October 1, 2018 did not result in any goodwill or trademark impairment.

A summary of changes in the Company’s carrying value of goodwill by Reportable Segment is as follows:

Goodwill	The Americas Group	Consumer Brands Group	Performance Coatings Group	Consolidated Totals
Balance at January 1, 2018 (1)	$2,555.6	$2,233.2	$2,025.5	$6,814.3
Acquisition adjustments	(273.9)	(413.3)	900.8	213.6
Currency and other adjustments	(25.1)	(66.1)	20.0	(71.2)
Balance at December 31, 2018 (1)	2,256.6	1,753.8	2,946.3	6,956.7
Acquisitions			14.2	14.2
Currency and other adjustments		0.1	33.8	33.9
Balance at December 31, 2019 (1)	2,256.6	1,753.9	2,994.3	7,004.8
Currency and other adjustments		0.7	43.6	44.3
Balance at December 31, 2020 (1)	$2,256.6	$1,754.6	$3,037.9	$7,049.1
(1)    Net of accumulated impairment losses of $19.4 ($10.5 million in The Americas Group, $8.1 million in the Consumer Brands Group and $0.8 million in the Performance Coatings Group).
A summary of the Company’s carrying value of intangible assets is as follows:

	Finite-Lived Intangible Assets					Trademarks With Indefinite Lives (1)	Total Intangible Assets
	Software	Customer Relationships	Intellectual Property	All Other	Subtotal
December 31, 2020
Gross	$166.8	$3,181.6	$1,730.3	$306.8	$5,385.5
Accumulated amortization	(142.8)	(804.7)	(310.0)	(273.4)	(1,530.9)
Net value	$24.0	$2,376.9	$1,420.3	$33.4	$3,854.6	$616.6	$4,471.2

December 31, 2019
Gross	$166.4	$3,062.8	$1,730.3	$312.9	$5,272.4
Accumulated amortization	(134.8)	(527.5)	(223.5)	(260.5)	(1,146.3)
Net value	$31.6	$2,535.3	$1,506.8	$52.4	$4,126.1	$608.4	$4,734.5

December 31, 2018
Gross	$165.2	$3,103.7	$1,730.3	$315.0	$5,314.2
Accumulated amortization	(127.3)	(326.3)	(137.0)	(256.2)	(846.8)
Net value	$37.9	$2,777.4	$1,593.3	$58.8	$4,467.4	$734.2	$5,201.6
(1)    Trademarks with indefinite lives as of December 31, 2020 is net of accumulated impairment losses of $124.4 million. Trademarks with indefinite lives as of December 31, 2019 is net of accumulated impairment losses of $122.1 million. There were no material accumulated impairment losses as of December 31, 2018.
Amortization of finite-lived intangible assets is estimated as follows for the next five years: $308.8 million in 2021, $306.4 million in 2022, $303.7 million in 2023, $301.0 million in 2024 and $297.3 million in 2025.
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

NOTE 6 – DEBT
The table below summarizes the carrying value of the Company’s outstanding debt, net of capitalized debt issuance costs:

	Due Date	2020	2019	2018
3.45% Senior Notes	2027	$1,488.6	$1,486.8	$1,485.0
4.50% Senior Notes	2047	1,230.8	1,230.1	1,229.4
2.95% Senior Notes	2029	791.7	790.7
3.80% Senior Notes	2049	542.8	542.5
3.125% Senior Notes	2024	497.7	497.0	496.3
2.30% Senior Notes	2030	495.8
3.30% Senior Notes	2050	493.7
4.20% Senior Notes	2022	405.7	411.3	416.8
3.45% Senior Notes	2025	398.3	398.0	397.6
4.55% Senior Notes	2045	394.5	394.3	394.1
3.95% Senior Notes	2026	357.8	359.3	360.8
4.00% Senior Notes	2042	296.6	296.4	296.3
2.75% Senior Notes	2022	259.6	757.1	1,242.9
3.30% Senior Notes	2025	249.5	249.4	249.3
4.40% Senior Notes	2045	239.6	239.2	238.7
7.375% Debentures	2027	119.1	119.1	119.0
0.92% Fixed Rate Loan	2021	24.4	22.4	22.9
7.45% Debentures	2097	3.5	3.5	3.5
0.53% to 8.00% Promissory Notes	Through 2027	2.3	2.9	3.3
Floating Rate Loan	2021		251.9	257.4
2.25% Senior Notes	2020		428.6	1,496.0
7.25% Senior Notes	2019			306.0
Total (1)		8,292.0	8,480.5	9,015.3
Less amounts due within one year		25.1	429.8	307.2
Long-term debt		$8,266.9	$8,050.7	$8,708.1
(1)     Net of capitalized debt issuance costs of $52.9 million, $50.6 million and $49.1 million at December 31, 2020, 2019 and 2018, respectively.
Maturities of long-term debt are as follows for the next five years: $25.1 million in 2021; $661.0 million in 2022; $0.3 million in 2023, $500.2 million in 2024 and $650.1 million in 2025. Interest expense on long-term debt was $320.5 million, $321.3 million and $343.1 million for 2020, 2019 and 2018, respectively.
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
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 in a public offering. The net proceeds from the issuance of these notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense - net. See Note 18.
In August 2019, the Company issued $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 in a public offering. The net proceeds from the issuance of these are being used for general corporate purposes.
In August 2019, the Company repurchased $1.010 billion of its 2.25% Senior Notes due 2020 and $490.0 million of its 2.75% Senior Notes due 2022. These repurchases resulted in a loss of $14.8 million recorded in Other expense - net. See Note 18.
In June 2019, the Company repurchased $60.9 million of its 2.25% Senior Notes due May 2020. This repurchase resulted in an insignificant gain.

Short-Term Borrowings
On July 19, 2018, the Company and three of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc., Sherwin-Williams Luxembourg S.à r.l and Sherwin-Williams UK Holding Limited (all together with the Company, the Borrowers), entered into a new five-year $2.000 billion credit agreement. This credit agreement may be used for general corporate purposes, including the financing of working capital requirements, and replaced a credit agreement dated July 16, 2015, as amended, which was terminated. This credit agreement allows the Company to extend the maturity of the facility with two one-year extension options and the Borrowers to increase the aggregate amount of the facility to $2.750 billion, both of which are subject to the discretion of each lender. In addition, the Borrowers may request letters of credit in an amount of up to $250.0 million. On October 8, 2019, the Company amended this credit agreement to, among other things, extend the maturity date to October 8, 2024. At December 31, 2020, 2019 and 2018, there were no short-term borrowings under this credit agreement.
On May 6, 2016, the Company entered into a five-year credit agreement, subsequently amended on multiple dates to extend the maturity of the agreement. This credit agreement gives the Company the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit up to an aggregate availability of $875.0 million at December 31, 2020. In September 2017, the Company entered into an additional five-year letter of credit agreement, subsequently amended on multiple dates to extend the maturity of the agreement, with an aggregate availability of $625.0 million at December 31, 2020. Both of these credit agreements are being used for general corporate purposes. At December 31, 2020, 2019 and 2018, there were no borrowings outstanding under these credit agreements.
There were no borrowings outstanding under the Company’s domestic commercial paper program at December 31, 2020. Borrowings outstanding under the Company’s domestic commercial paper program at December 31, 2019 and 2018 were $191.9 million and $291.4 million, respectively with a weighted average interest rate of 2.1% and 3.0%, respectively. Borrowings outstanding under various foreign programs were $0.1 million, $12.8 million and $37.0 million at December 31, 2020, 2019 and 2018, respectively with a weighted average interest rate of 0.2%, 4.3% and 9.3%, respectively.
NOTE 7 – PENSION, HEALTH CARE AND OTHER POSTRETIREMENT BENEFITS
The Company provides pension benefits to substantially all full-time employees through primarily noncontributory defined contribution or defined benefit plans and certain health care and life insurance benefits to domestic active employees and eligible retirees. In accordance with the Retirement Benefits Topic of the ASC, the Company recognizes an asset for overfunded defined benefit pension or other postretirement benefit plans and a liability for unfunded or underfunded plans. In addition, actuarial gains and losses and prior service costs of such plans are recorded in AOCI. The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension cost (credit) and net periodic benefit cost (credit).
Health Care Plans
The Company provides certain domestic health care plans that are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 27,782, 27,030 and 26,323 active employees entitled to receive benefits under these plans at December 31, 2020, 2019 and 2018, respectively. The cost of these benefits for active employees, which includes claims incurred and claims incurred but not reported, amounted to $298.8 million, $301.6 million and $298.8 million for 2020, 2019 and 2018, respectively.
Defined Contribution Pension Plans
The Company’s annual contribution for its domestic defined contribution pension plan was $77.0 million, $72.7 million and $65.2 million for 2020, 2019 and 2018, respectively. The contribution percentage ranges from two percent to seven percent of compensation for covered employees based on an age and service formula. Assets in employee accounts of the domestic defined contribution pension plan are invested in various investment funds as directed by the participants. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
The Company’s annual contributions for its foreign defined contribution pension plans, which are based on various percentages of compensation for covered employees up to certain limits, were $22.5 million, $24.5 million and $19.5 million for 2020, 2019 and 2018, respectively. Assets in employee accounts of the foreign defined contribution pension plans are invested in various investment funds. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.

Defined Benefit Pension Plans
In 2018, the Company’s domestic defined benefit pension plan was split into two separate overfunded plans: one that will continue to operate, and one that was frozen and subsequently terminated during 2018 (Terminated Plan). Active participants in the Terminated Plan were moved to the Company’s domestic defined contribution plan (Qualified Replacement Plan). The Company settled the liabilities of the Terminated Plan through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefit payments. The lump sum payments were paid in December 2018 and resulted in a settlement charge of $37.6 million in 2018. During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the Terminated Plan. The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan is being used, as prescribed in the applicable regulations, to fund Company contributions to the Qualified Replacement Plan. During 2019, the Company transferred the remaining surplus of $242.2 million to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company common stock (300,000 shares). The shares are treated as treasury stock in accordance with ASC 715. See Note 11. The remaining surplus consists of investment funds held at fair value. See Note 16.
At December 31, 2020, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $118.6 million, fair value of plan assets of $144.3 million and excess plan assets of $25.7 million. The plan was funded in accordance with all applicable regulations at December 31, 2020. At December 31, 2019, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $103.0 million, fair value of plan assets of $125.9 million and excess plan assets of $22.9 million. At December 31, 2018, the domestic defined benefit pension plans were overfunded, with a projected benefit obligation of $524.7 million, fair value of plan assets of $777.0 million and excess plan assets of $252.3 million.
The Company has thirty-one foreign defined benefit pension plans. At December 31, 2020, twenty-six of the Company’s foreign defined benefit pension plans were unfunded or underfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and deficiencies of plan assets of $231.5 million, $259.9 million, $149.6 million and $110.3 million, respectively.
The Company expects to make the following benefit payments for all domestic and foreign defined benefit pension plans: $15.9 million in 2021; $14.1 million in 2022; $15.7 million in 2023; $16.2 million in 2024; $16.7 million in 2025; and $95.2 million in 2026 through 2030. The Company expects to contribute $5.2 million to the foreign plans in 2021.
The estimated net actuarial losses and prior service costs for the defined benefit pension plans that are expected to be amortized from AOCI into the net pension costs in 2021 are $1.5 million and $1.0 million, respectively.

The following table summarizes the components of the net pension costs and AOCI related to the defined benefit pension plans:

	Domestic Defined Benefit Pension Plans			Foreign Defined Benefit Pension Plans
	2020	2019	2018	2020	2019	2018
Net pension cost:
Service cost	$4.4	$3.5	$7.3	$6.8	$5.9	$8.2
Interest cost	3.2	4.8	32.2	6.9	9.4	9.5
Expected return on plan assets	(6.3)	(5.3)	(53.0)	(10.0)	(10.3)	(10.8)
Amortization of prior service cost	1.4	1.4	3.5
Amortization of actuarial losses				1.0	1.0	1.5
Ongoing pension cost (credit)	2.7	4.4	(10.0)	4.7	6.0	8.4
Settlement costs (credits)		32.4	37.6	0.2	0.3	(0.4)
Curtailment cost			0.8
Net pension cost	2.7	36.8	28.4	4.9	6.3	8.0
Other changes in plan assets and projected benefit obligation recognized in AOCI (before taxes):
Net actuarial losses (gains) arising during the year	(4.5)	(22.0)	29.9	7.0	13.2	(5.1)
Prior service cost (credit) arising during the year	0.2	3.1	4.6	(0.5)
Amortization of actuarial losses				(1.0)	(1.0)	(1.5)
Amortization of prior service cost	(1.4)	(1.4)	(3.5)
(Loss) gain recognized for settlement		(32.4)	(37.6)	(0.2)	(0.3)	0.4
Prior service cost recognized for curtailment			(0.8)
(Gain) arising from curtailment			(0.8)		(0.7)
Exchange rate gain (loss) recognized during the year				1.7	1.0	(2.0)
Total recognized in AOCI	(5.7)	(52.7)	(8.2)	7.0	12.2	(8.2)
Total recognized in net pension cost and AOCI	$(3.0)	$(15.9)	$20.2	$11.9	$18.5	$(0.2)

Service cost is recorded in Cost of goods sold and Selling, general and administrative expense. All other components of Net pension costs are recorded in Other expense - net.
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

The following tables summarize the fair value of the defined benefit pension plan assets at December 31, 2020, 2019 and 2018. The presentation is in accordance with the Retirement Benefits Topic of the ASC.

	Fair value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$134.9	$13.9	$121.0
Fixed income investments (2)	182.3	24.3	158.0
Other assets (3)	39.2		39.2
Total investments in fair value hierarchy	356.4	$38.2	$318.2
Investments measured at NAV or its equivalent (4)	106.1
Total investments	$462.5

	Fair value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$115.7	$7.9	$107.8
Fixed income investments (2)	173.4	29.7	143.7
Other assets (3)	36.6		36.6
Total investments in fair value hierarchy	325.7	$37.6	$288.1
Investments measured at NAV or its equivalent (4)	88.3
Total investments	$414.0

	Fair value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$215.8	$124.0	$91.8
Fixed income investments (2)	609.9	462.8	147.1
Other assets (3)	38.4		38.4
Total investments in fair value hierarchy	864.1	$586.8	$277.3
Investments measured at NAV or its equivalent (4)	166.4
Total investments	$1,030.5
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
As of December 31, 2018 there were 300,000 shares of the Company’s common stock with a market value of $118.0 million included as equity investments in the domestic defined benefit pension plan assets. There were no shares of the Company’s common stock included as equity investments in the domestic defined benefit pension plan assets at December 31, 2020 and December 31, 2019 due to the wind-up of the Terminated Plan.

The following table summarizes the obligations, plan assets and assumptions used for the defined benefit pension plans, which are all measured as of December 31:

	Domestic Defined Benefit Pension Plans			Foreign Defined Benefit Pension Plans
	2020	2019	2018	2020	2019	2018
Accumulated benefit obligations at end of year	$114.2	$97.2	$521.0	$370.2	$331.7	$280.0
Projected benefit obligations:
Balances at beginning of year	$103.0	$524.7	$916.2	$360.7	$315.8	$349.6
Service cost	4.4	3.5	7.3	6.8	5.9	8.2
Interest cost	3.2	4.8	32.2	6.9	9.4	9.5
Actuarial losses (gains)	11.0	4.4	(13.6)	25.3	36.2	(21.0)
Contributions and other	0.2	3.1	3.8	(0.1)	0.7	1.6
Settlements		(429.3)	(379.1)	(4.3)	(6.6)	(6.3)
Effect of foreign exchange				16.0	7.8	(16.3)
Benefits paid	(3.2)	(8.2)	(42.1)	(10.2)	(8.5)	(9.5)
Balances at end of year	118.6	103.0	524.7	401.1	360.7	315.8
Plan assets:
Balances at beginning of year	125.9	777.0	1,188.6	288.1	253.5	280.0
Actual returns on plan assets	21.6	31.7	9.6	28.9	33.3	(4.9)
Contributions and other				5.9	7.7	8.3
Settlements		(429.3)	(379.1)	(4.3)	(6.6)	(6.3)
Transfer related to plan termination		(245.3)
Effect of foreign exchange				9.8	8.7	(14.1)
Benefits paid	(3.2)	(8.2)	(42.1)	(10.2)	(8.5)	(9.5)
Balances at end of year	144.3	125.9	777.0	318.2	288.1	253.5
Excess (deficient) plan assets over projected benefit obligations	$25.7	$22.9	$252.3	$(82.9)	$(72.6)	$(62.3)
Assets and liabilities recognized in the Consolidated Balance Sheets:
Deferred pension assets	$25.7	$22.9	$252.3	$27.4	$20.1	$18.4
Other accruals				(2.5)	(2.3)	(2.7)
Other long-term liabilities				(107.8)	(90.4)	(78.0)
	$25.7	$22.9	$252.3	$(82.9)	$(72.6)	$(62.3)
Amounts recognized in AOCI:
Net actuarial gains (losses)	$2.5	$(2.0)	$(56.4)	$(45.4)	$(37.9)	$(25.7)
Prior service (costs) credits	(6.2)	(7.4)	(5.7)	0.5
	$(3.7)	$(9.4)	$(62.1)	$(44.9)	$(37.9)	$(25.7)
Weighted-average assumptions used to determine projected benefit obligations:
Discount rate	2.85%	3.44%	3.60%	1.63%	2.17%	3.04%
Rate of compensation increase	3.00%	3.00%	3.17%	2.91%	3.09%	3.65%
Weighted-average assumptions used to determine net pension cost:
Discount rate	3.44%	3.60%	3.60%	2.17%	3.04%	2.73%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	3.62%	4.09%	3.84%
Rate of compensation increase	3.00%	3.17%	3.33%	3.09%	3.65%	3.69%

Other Postretirement Benefits
Employees of the Company hired in the United States prior to January 1, 1993 who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for health care and life insurance benefits upon retirement, subject to the terms of the unfunded plans. There were 3,465, 3,481 and 3,498 retired employees entitled to receive such postretirement benefits at December 31, 2020, 2019 and 2018, respectively.
The following table summarizes the obligation and the assumptions used for other postretirement benefits:

	Other Postretirement Benefits
	2020	2019	2018
Benefit obligation:
Balance at beginning of year - unfunded	$280.5	$274.6	$290.8
Service cost	1.5	1.5	2.0
Interest cost	7.6	11.2	10.2
Actuarial loss (gain)	19.7	12.8	(9.0)
Plan amendments	1.0		(0.1)
Benefits paid	(18.7)	(19.6)	(19.3)
Balance at end of year - unfunded	$291.6	$280.5	$274.6
Liabilities recognized in the Consolidated Balance Sheets:
Other accruals	$(16.0)	$(17.5)	$(17.0)
Postretirement benefits other than pensions	(275.6)	(263.0)	(257.6)
	$(291.6)	$(280.5)	$(274.6)
Amounts recognized in AOCI:
Net actuarial losses	$(62.8)	$(45.1)	$(32.8)
Prior service (cost) credits	(0.9)	1.1	6.1
	$(63.7)	$(44.0)	$(26.7)
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.49%	3.22%	4.21%
Health care cost trend rate - pre-65	6.06%	6.38%	6.69%
Health care cost trend rate - post-65	5.13%	5.25%	4.94%
Prescription drug cost increases	8.25%	9.00%	9.75%
Employer Group Waiver Plan (EGWP) trend rate	8.25%	9.00%	9.75%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.22%	4.21%	3.61%
Health care cost trend rate - pre-65	6.38%	6.69%	7.00%
Health care cost trend rate - post-65	5.25%	4.94%	5.00%
Prescription drug cost increases	9.00%	9.75%	11.00%

The following table summarizes the components of the net periodic benefit cost and AOCI related to postretirement benefits other than pensions:

	Other Postretirement Benefits
	2020	2019	2018
Net periodic benefit cost:
Service cost	$1.5	$1.5	$2.0
Interest cost	7.6	11.2	10.2
Amortization of actuarial losses	2.0	0.5	2.3
Amortization of prior service credit	(1.1)	(5.0)	(6.6)
Net periodic benefit cost	10.0	8.2	7.9

Other changes in projected benefit obligation recognized in AOCI (before taxes):
Net actuarial loss (gain) arising during the year	19.7	12.8	(9.0)
Prior service cost (credit) arising during the year	0.9		(0.1)
Amortization of actuarial losses	(2.0)	(0.5)	(2.3)
Amortization of prior service credit	1.1	5.0	6.6
Total recognized in AOCI	19.7	17.3	(4.8)
Total recognized in net periodic benefit cost and AOCI	$29.7	$25.5	$3.1
The estimated net actuarial losses and prior service costs for other postretirement benefits that are expected to be amortized from AOCI into net periodic benefit cost in 2021 are $4.7 million and $0.3 million, respectively.
The assumed health care cost trend rate and prescription drug cost increases used to determine the net periodic benefit cost for postretirement health care benefits for 2021 both decrease in each successive year until reaching 4.5% in 2027.
The Company expects to make retiree health care benefit cash payments as follows:

2021	$16.1
2022	16.8
2023	17.0
2024	18.3
2025	18.3
2026 through 2030	84.8
Total expected benefit cash payments	$171.3

NOTE 8 – LEASES
The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating lease agreements. Operating lease right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The majority of the ROU asset and lease liability balances relate to the retail operations of The Americas Group.
Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. The Company does not account for lease and non-lease components of contracts separately for any underlying asset class. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement is entered into by the Company. The Company has made an accounting policy election by underlying asset class to not apply the recognition requirements of ASC 842 to short-term leases. As a result, certain leases with a term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. Most leases do not contain an implicit discount rate. Therefore, the Company’s estimated incremental borrowing rate based on information available at the time of lease inception is used to discount lease payments to present value. Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method, electing to not restate prior periods. As a result, the required comparative period disclosures for the period ended December 31, 2018, are reported in accordance with the previous accounting standard, ASC 840.
Additional lease information is summarized below:

	2020	2019	2018
Operating lease cost (1)	$464.5	$452.9	$552.7
Short-term lease cost (2)	41.1	39.7
Variable lease cost	80.7	73.6	68.2

Operating cash outflows from operating leases (2)	$446.1	$430.9
Leased assets obtained in exchange for new operating lease liabilities (2)	$469.9	$346.4

Weighted average remaining lease term (2)	6.0 years	6.0 years
Weighted average discount rate (2)	3.4%	3.9%
(1)Operating lease cost for the period ended December 31, 2018, includes short-term lease cost in accordance with ASC 840 disclosure requirements.
(2)Disclosure was not required for periods reported under ASC 840.
The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized on the balance sheet as of December 31, 2020. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

Year Ending December 31,
2021	$441.3
2022	388.7
2023	322.6
2024	260.3
2025	195.6
Thereafter	409.2
Total lease payments	2,017.7
Amount representing interest	(196.3)
Present value of operating lease liabilities	$1,821.4
During 2018, the Company completed transactions to sell and subsequently leaseback certain real estate properties and received proceeds totaling $225.3 million. The transactions were accounted for as financing transactions primarily due to the Company’s continuing involvement resulting from the length of the lease term in comparison to the remaining economic life of the real estate properties. The financing transactions have related future obligations of $198.9 at December 31, 2020.

NOTE 9 – OTHER LONG-TERM LIABILITIES
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2020, 2019 and 2018, the Company had accruals reported on the balance sheet as Other long-term liabilities of $300.5 million, $314.8 million and $322.5 million, respectively. Estimated costs of current investigation and remediation activities of $68.6 million, $57.6 million and $51.0 million are included in Other accruals at December 31, 2020, 2019 and 2018, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $114.5 million higher than the minimum accruals at December 31, 2020. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at December 31, 2020. At December 31, 2020, $315.0 million, or 85.4% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $114.5 million at December 31, 2020, $90.8 million, or 79.3%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At December 31, 2020, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. On July 17, 2019, after nearly twenty years of litigation, the Company and two other defendants—ConAgra Grocery Products Company and NL Industries, Inc.—reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the Company and the other two defendants collectively shall pay a total of $305.0 million, with the Company and the other two defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the Company and the other two defendants. At December 31, 2020 and 2019, the Company had accruals for this agreement reported on the balance sheet of $64.7 million and $76.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $52.7 million and $64.7 million, respectively, included in Other long-term liabilities.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The County of Montgomery, Pennsylvania filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Montgomery County, Pennsylvania. The County of Lehigh, Pennsylvania also filed a Complaint against the Company and several other former lead-based paint and lead pigment manufacturers in the Court of Common Pleas of Lehigh County, Pennsylvania. The Company removed both actions to the United States District Court for the Eastern District of Pennsylvania on November 28, 2018. Following the plaintiffs’ efforts to remand both cases, which the defendants opposed, both cases were ordered to be remanded to state court on July 21, 2020.
In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants’ contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys’ fees.
In both actions, the defendants filed preliminary objections on December 21, 2020, seeking to dismiss the complaints with prejudice. The briefing associated with the preliminary objections is scheduled to be concluded on February 23, 2021, with oral argument for the Lehigh County, Pennsylvania action scheduled for March 3, 2021.
In October 2018, the Company filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company’s rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendant Erie County on November 9, 2018 and defendant York County on November 21, 2018. Defendant Delaware County filed a motion to dismiss the Complaint, which the federal trial court granted on October 4, 2019. The Company appealed the federal trial court’s dismissal on November 1, 2019 to the United States Court of Appeals for the Third Circuit. On July 31, 2020, the Third Circuit affirmed the federal trial court’s dismissal of the Complaint. The Company filed a petition for writ of certiorari to the United States Supreme Court on December 28, 2020.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court’s decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the United States Court of Appeals for the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court’s review of the Seventh Circuit’s decision, and on May 18, 2015, the United States Supreme Court denied the defendants’ petition. The case is currently pending in the District Court.
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial commenced on May 6, 2019 and ended on May 31, 2019, with a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). The Company filed a motion for judgment in its favor based on public policy factors under Wisconsin law. On September 20, 2019, the trial court denied the motion and entered judgment in favor of the plaintiffs. On October 18, 2019, the Company filed post-trial motions for judgment as a matter of law and for a new trial. On February 27, 2020, the trial court denied the Company’s post-trial motion for judgment as a matter of law. On April 10, 2020, the trial court granted the Company’s post-trial motion for a new trial to the extent that the damages award to plaintiff Glenn Burton, Jr. shall be remitted to $800,000, and denied the motion in all other respects. The Company filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit on May 8, 2020 and its opening brief on July 17, 2020. The plaintiffs filed their opposition brief on October 7, 2020. The Company filed its reply brief on November 12, 2020. Oral argument regarding the briefs occurred on December 9, 2020, and the parties are awaiting the Seventh Circuit’s decision.
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
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the Company and other defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants filed a petition with the Supreme Court of Illinois for discretionary review. By order entered January 31, 2019, that court allowed defendants’ petition for leave to appeal. On May 21, 2020, the Supreme Court of Illinois reversed the Appellate Court’s judgment, affirmed the Circuit Court’s summary judgment dismissing the claims of the two plaintiffs for whom Medicaid paid for their children’s testing, and remanded the case for further proceedings consistent with the Supreme Court’s decision. On August 19, 2020, the defendants filed their renewed motion for class decertification and entry of final judgment with the Circuit Court. The parties filed their respective briefs on the renewed motion, and oral argument occurred on February 4, 2021. The parties are awaiting the Circuit Court’s decision.

Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. Oral argument regarding those motions occurred on October 24, 2019. The trial court entered an order on December 4, 2020, granting the liability insurers’ motion for summary judgment, denying the Company’s motion, and entering final judgment in favor of the liability insurers. The Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District on December 21, 2020, and the liability insurers filed a notice of cross-appeal on December 30, 2020. The liability insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. On February 21, 2020, the Company filed a motion to dismiss. On April 7, 2020, the plaintiffs filed a brief in opposition. The Company filed a reply brief on April 20, 2020. An initial hearing on the motion to dismiss occurred on January 29, 2021. The hearing is scheduled to continue on April 20-21, 2021.
NOTE 11 – CAPITAL STOCK
At December 31, 2020, there were 300,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance. Of the authorized serial preferred stock, 3,000,000 shares are designated as cumulative redeemable serial preferred and 1,000,000 shares are designated as convertible serial preferred stock. Under the 2006 Equity and Performance Incentive Plan (2006 Employee Plan), 23,700,000 shares may be issued or transferred. An aggregate of 7,002,637, 8,258,768 and 9,643,433 shares of common stock at December 31, 2020, 2019 and 2018, respectively, were reserved for the exercise and future grants of option rights and future grants of restricted stock and restricted stock units. See Note 13 for additional information related to stock-based compensation. Shares outstanding shown in the following table included 489,904, 489,783 and 489,647 shares of common stock held in a revocable trust at December 31, 2020, 2019 and 2018, respectively. The revocable trust is used to accumulate assets for the purpose of funding the ultimate obligation of certain non-qualified benefit plans. Transactions between the Company and the trust are accounted for in accordance with the Deferred Compensation – Rabbi Trusts Subtopic of the Compensation Topic of the ASC, which requires the assets held by the trust be consolidated with the Company’s accounts.

	Shares in Treasury	Shares Outstanding
Balance at January 1, 2018	23,676,733	93,883,645
Shares tendered as payment for option rights exercised	1,159	(1,159)
Shares issued for exercise of option rights		661,599
Shares tendered in connection with vesting of restricted stock units	52,144	(52,144)
Net shares issued for vesting of restricted stock units		149,821
Treasury stock purchased	1,525,000	(1,525,000)
Balance at December 31, 2018	25,255,036	93,116,762
Shares tendered as payment for option rights exercised	3,838	(3,838)
Shares issued for exercise of option rights		901,878
Shares tendered in connection with vesting of restricted stock units	55,095	(55,095)
Net shares issued for vesting of restricted stock units		160,132
Treasury stock purchased	1,675,000	(1,675,000)
Shares transferred from defined benefit pension plan (1)	300,000	(300,000)
Balance at December 31, 2019	27,288,969	92,144,839
Shares tendered as payment for option rights exercised	3,380	(3,380)
Shares issued for exercise of option rights		957,882
Shares tendered in connection with vesting of restricted stock units	44,359	(44,359)
Net shares issued for vesting of restricted stock units		128,895
Treasury stock purchased	3,900,000	(3,900,000)
Treasury stock retired	(30,582,144)
Shares sold (1)	(275,000)	275,000
Balance at December 31, 2020	379,564	89,558,877
(1)    During the year ended December 31, 2019, 300,000 shares were transferred from the Company’s terminated domestic defined benefit pension plan surplus assets in connection with the plan’s termination as described in Note 7. In accordance with ASC 715, the transferred shares are treated as treasury stock. During the year ended December 31, 2020, the Company received proceeds of $182.4 million in conjunction with the issuance of 275,000 treasury shares to fund Company contributions to the domestic defined contribution plan.
Common Stock Split
On February 3, 2021, the Board of Directors approved and declared a three-for-one stock split in the form of a stock dividend. Each shareholder of record at the close of business on March 23, 2021 will receive two additional common shares for each then-held common share, to be distributed after close of trading on March 31, 2021.
NOTE 12 – ESOP
As of December 31, 2020, 42,219 employees contributed to the Company’s ESOP, a voluntary defined contribution plan available to all eligible salaried employees. Participants are allowed to contribute, on a pretax or after-tax basis, up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. Such participant contributions may be invested in a variety of investment funds or a Company common stock fund and may be exchanged between investments as directed by the participant. Participants are permitted to diversify both future and prior Company matching contributions previously allocated to the Company common stock fund into a variety of investment funds.
The Company made contributions to the ESOP on behalf of participating employees, representing amounts authorized by employees to be withheld from their earnings, of $196.5 million, $180.5 million and $170.3 million in 2020, 2019 and 2018, respectively. The Company’s matching contributions to the ESOP charged to operations were $120.0 million, $111.9 million and $104.7 million for 2020, 2019 and 2018, respectively.
At December 31, 2020, there were 7,318,468 shares of the Company’s common stock being held by the ESOP, representing 8.2% of the total number of voting shares outstanding. Shares of Company common stock credited to each member’s account under the ESOP are voted by the trustee under instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.

NOTE 13 – STOCK-BASED COMPENSATION
The 2006 Employee Plan authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 23,700,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Company issues new shares upon exercise of option rights and vesting of restricted stock units (RSUs). The 2006 Employee Plan permits the granting of option rights, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees. At December 31, 2020, no appreciation rights, performance shares or performance units had been granted under the 2006 Employee Plan.
The 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 200,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Nonemployee Director Plan permits the granting of option rights, appreciation rights, restricted stock and RSUs to members of the Board of Directors who are not employees of the Company. At December 31, 2020, no option rights or appreciation rights had been granted under the Nonemployee Director Plan.
In connection with the acquisition of Valspar in 2017, the Company assumed certain outstanding RSUs of Valspar granted under the Amended and Restated 2015 Omnibus Equity Plan. Upon close of the acquisition, the Valspar RSUs were converted into RSUs relating to common stock of the Company. The converted RSUs vested in 2020, and there were no outstanding awards at December 31, 2020.
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. At December 31, 2020, the Company had total unrecognized stock-based compensation expense of $146.0 million that is expected to be recognized over a weighted-average period of 1.07 years. Stock-based compensation expense during 2020, 2019 and 2018 was $95.9 million, $101.7 million and $82.6 million, respectively. The related tax benefit was $23.6 million, $25.1 million and $20.5 million during 2020, 2019 and 2018, respectively. Excess tax benefits from share-based payments are recognized as an income tax benefit in the statement of consolidated income when options are exercised and RSUs vest. For the years ended December 31, 2020, 2019 and 2018, the Company’s excess tax benefit from options exercised and RSUs vested reduced the income tax provision by $94.7 million, $65.2 million, and $43.4 million respectively.
Option Rights
The fair value of the Company’s option rights was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted:

	2020	2019	2018
Risk-free interest rate	.39%	1.64%	2.99%
Expected life of option rights	5.05 years	5.05 years	5.05 years
Expected dividend yield of stock	.88%	.87%	.89%
Expected volatility of stock	26.7%	23.2%	21.1%
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
Grants of option rights for non-qualified and incentive stock options have been awarded to certain officers and key employees under the 2006 Employee Plan. The option rights generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to option rights granted to eligible employees amounted to $72.0 million at December 31, 2020. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period, net of estimated forfeitures based on historical activity, and is expected to be recognized over a weighted-average period of 1.10.
The weighted-average per share grant date fair value of options granted during 2020, 2019 and 2018 was $139.69, $116.41 and $90.86, respectively. The total intrinsic value of option rights exercised during 2020, 2019, and 2018 was $407.9 million, $285.8 million and $190.2 million, respectively. The total fair value of options vested during 2020, 2019 and 2018 was $51.0 million, $43.2 million and $38.6 million, respectively. There were no outstanding option rights for nonemployee directors at December 31, 2020, 2019 and 2018.

A summary of the Company’s non-qualified and incentive stock option right activity is shown in the following table:

	2020			2019			2018
	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	4,039,729	$290.45		4,485,249	$238.53		4,646,313	$204.33
Granted	457,931	640.16		498,886	549.32		565,336	410.00
Exercised	(957,612)	190.90		(902,166)	171.37		(662,218)	137.03
Forfeited	(37,905)	512.40		(40,312)	380.13		(60,288)	327.08
Expired	(1,017)	418.65		(1,928)	345.68		(3,894)	238.26
Outstanding at end of year	3,501,126	$361.01	$1,309.1	4,039,729	$290.45	$1,184.0	4,485,249	$238.53	$704.2
Exercisable at end of year	2,560,480	$285.20	$1,151.5	2,973,656	$226.51	$1,061.7	3,274,780	$188.48	$671.3
The weighted-average remaining term for options outstanding at the end of 2020, 2019 and 2018 was 6.12, 6.02 and 6.09 years, respectively. The weighted-average remaining term for options exercisable at the end of 2020, 2019 and 2018 was 5.06, 4.95 and 5.01 years, respectively.
Shares reserved for future grants of option rights, restricted stock and RSUs were 3,501,511, 4,217,446 and 5,135,822 at December 31, 2020, 2019 and 2018, respectively.
RSUs
Grants of RSUs, which generally require three years of continuous employment from the date of grant before vesting and receiving the stock without restriction, have been awarded to certain officers and key employees under the 2006 Employee Plan. The February 2020, 2019 and 2018 grants consisted of performance-based awards that vest at the end of a three-year period based on the Company’s achievement of specified financial and operating performance goals relating to earnings per share and return on net assets employed.
Unrecognized compensation expense with respect to grants of RSUs to eligible employees amounted to $72.2 million at December 31, 2020 and is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 0.91 years.
Grants of RSUs have been awarded to nonemployee directors under the Nonemployee Director Plan. These grants generally vest and stock is received without restriction to the extent of one-third of the RSUs for each year following the date of grant. Unrecognized compensation expense with respect to grants of RSUs to nonemployee directors amounted to $1.8 million at December 31, 2020 and is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted-average period of 0.91 years.
A summary of the Company’s RSU activity for the years ended December 31 is shown in the following table:

	2020	2019	2018
Outstanding at beginning of year	248,172	290,402	335,796
Granted	95,973	131,275	116,636
Vested	(128,895)	(168,730)	(150,576)
Forfeited	(6,789)	(4,775)	(11,454)
Outstanding at end of year	208,461	248,172	290,402
The weighted-average per share fair value of RSUs granted during 2020, 2019 and 2018 was $581.36, $432.55 and $404.08, respectively.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI, including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Available-for-Sale Securities	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at January 1, 2018	$(353.3)	$(84.9)	$2.3	$51.0	$(384.9)
Adjustment to initially adopt ASU 2016-01			(2.3)		(2.3)
Amounts recognized in AOCI	(254.3)	(13.5)			(267.8)
Amounts reclassified from AOCI		31.3		(6.2)	25.1
Balance at December 31, 2018	(607.6)	(67.1)	—	44.8	(629.9)
Reclassifications from AOCI to Retained earnings for adoption of ASU 2018-02		(19.3)		11.0	(8.3)
Amounts recognized in AOCI	(49.8)	(5.1)			(54.9)
Amounts reclassified from AOCI		22.3		(8.7)	13.6
Balance at December 31, 2019	(657.4)	(69.2)	—	47.1	(679.5)
Amounts recognized in AOCI	(14.1)	(19.4)			(33.5)
Amounts reclassified from AOCI		1.4		(6.7)	(5.3)
Balance at December 31, 2020	$(671.5)	$(87.2)	$—	$40.4	$(718.3)
NOTE 15 – DERIVATIVES AND HEDGING
In February 2020, the Company entered into two U.S. Dollar to Euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts, which were designated as net investment hedges, have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company will pay floating-rate interest in Euros and receive floating-rate interest in U.S. Dollars.
On May 9, 2019, the Company entered into a U.S. Dollar to Euro cross currency swap contract with a total notional amount of $400.0 million to hedge the Company’s net investment in its European operations. This contract was designated as a net investment hedge and had a maturity date of January 15, 2022. During the term of the contract, the Company paid fixed-rate interest in Euros and received fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI.
As of December 31, 2020, the outstanding cross currency swap contracts were in a net loss position of $85.8 million, with $31.0 million included in Other accruals and $54.8 million included in Other long-term liabilities, respectively, on the consolidated balance sheet. As of December 31, 2019, the outstanding cross currency swap contract was in a net gain position of $1.5 million and included in Other assets on the consolidated balance sheet. See Note 16 for additional information on the fair value of these contracts.
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. For the year ended December 31, 2020, an unrealized loss of $54.0 million, net of tax, was recognized in AOCI. For the year ended December 31, 2019, an unrealized gain of $1.1 million, net of tax, was recognized in AOCI.

NOTE 16 – FAIR VALUE MEASUREMENTS
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
•Cash and cash equivalents: The carrying amounts reported for Cash and cash equivalents approximate fair value.
•Investments in securities: Investments classified as available-for-sale are carried at fair market value. See the recurring fair value measurements table below.
•Short-term borrowings: The carrying amounts reported for Short-term borrowings approximate fair value.
•Long-term debt (including current portion): The fair values of the Company’s publicly traded debt are based on quoted market prices. The fair values of the Company’s non-publicly traded debt are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company’s publicly traded debt and non-traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy. See the debt table below.
The following table summarizes the Company’s assets and liabilities measured on a recurring basis in accordance with the Fair Value Measurements and Disclosures Topic of the ASC:

	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets (1)	$69.2	$37.9	$31.3
Qualified Replacement Plan assets (2)	161.5	161.5
	$230.7	$199.4	$31.3	—

Liabilities:
Deferred compensation plan liabilities (3)	$92.2	$92.2
Net investment hedge liability (4)	85.8		$85.8
	$178.0	$92.2	$85.8	—
(1)The deferred compensation plan assets consists of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor quotes. The cost basis of the investment funds is $58.1 million.
(2)The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The investments are valued using quoted market prices multiplied by the number of shares. The cost basis of the investment funds is $159.6 million.
(3)The Company’s liabilities under its deferred compensation plans represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.
(4)The net investment hedge liability is the fair value of the cross currency swaps (see Note 15). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rate.
Except for the impairments described in Note 5, there were no assets and liabilities measured at fair value on a nonrecurring basis.
The table below summarizes the carrying amounts and fair values of the Company’s publicly traded debt and non-traded debt.

	December 31,
	2020		2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,265.2	$9,707.0	$8,203.2	$8,735.8	$8,731.7	$8,330.2
Non-traded debt	26.8	26.5	277.3	270.7	283.6	272.7

NOTE 17 – REVENUE
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
Refer to Note 21 for the Company’s disaggregation of net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2019	$2,088.9	$50.5	$178.2	$242.8	$10.4
Balance at December 31, 2020	2,078.1	52.0	170.7	266.3	8.2
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
Allowance for Credit Losses
The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Accounts receivable balance to the estimated net realizable value. The Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful accounts are included in Selling, general and administrative expenses. See Note 2 for additional information.
The following table summarizes the movement in the Company’s allowance for doubtful accounts:

	2020	2019	2018
Beginning balance	$36.5	$45.9	$53.0
Adjustment upon adoption of ASU 2016-13(1)	3.0
Bad debt expense	56.8	53.1	38.2
Uncollectible accounts written off, net of recoveries	(42.8)	(62.5)	(45.3)
Ending balance	$53.5	$36.5	$45.9
(1)The Company adopted ASU 2016-13 effective January 1, 2020, using the modified retrospective transition method, electing to not restate prior periods. Refer to Note 1 for additional detail.
NOTE 18 – OTHER EXPENSE (INCOME)
Other General Expense - Net
Included in Other general expense - net were the following:

	2020	2019	2018
Provisions for environmental matters - net	$37.1	$23.0	$176.3
(Gain) loss on sale or disposition of assets	(9.4)	16.1	12.8
Total	$27.7	$39.1	$189.1
Provisions for environmental matters–net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. During 2018, the Company reached a series of agreements on remediation plans at one of the Company’s four major sites, resulting in a significant increase to provisions for environmental matters–net for 2018. See Note 9 for further details on the Company’s environmental-related activities.
The (gain) loss on sale or disposition of assets represents the net realized (gain) loss associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.

Other Expense - Net
Included in Other expense - net were the following:

	2020	2019	2018
Investment and royalty income	$(16.4)	$(12.0)	$(4.3)
Loss on extinguishment of debt (see Note 6)	21.3	14.8
Net expense from banking activities	10.4	10.7	9.7
Foreign currency transaction related losses	7.2	19.7	7.5
Domestic pension plan settlement expense		32.4	37.6
Miscellaneous pension expense (income)	4.9	8.0	(10.8)
Indirect tax credits		(38.7)
Other income	(44.7)	(32.8)	(32.2)
Other expense	22.6	14.6	12.6
Total	$5.3	$16.7	$20.1
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at December 31, 2020, 2019 and 2018.
Miscellaneous pension expense (income) consists of the non-service components of net pension costs (credits). See Note 7 for information on the Domestic pension plan settlement expense and Miscellaneous pension expense (income).
Indirect tax credits includes a gain of $33.5 million recognized by Sherwin-Williams do Brasil Industria e Comercio Ltda. (Sherwin-Williams Brazil) in the fourth quarter of 2019 related to the recovery of certain social contribution (PIS/COFINS) taxes paid over gross sales including ICMS receipts, a type of state level value-added tax in Brazil. In 2014, Sherwin-Williams Brazil filed a lawsuit against the Brazilian tax authorities to challenge the inclusion of ICMS on the PIS/COFINS tax base. During 2019, Sherwin-Williams Brazil received a favorable final, non-appealable decision against the Brazilian tax authorities. Upon clarification regarding monetization of the credits, the Company recognized the benefit. The Brazilian Office of the Attorney General of the National Treasury has sought clarification from the Brazilian Federal Supreme Court of certain matters, including the amount (i.e. gross or net credit amount) and timing of these credits. As a result of the COVID-19 pandemic, the Supreme Court has postponed the hearing on the clarification sought by the Brazilian Office of the Attorney General of the National Treasury. No date for the hearing has been rescheduled. If the Brazilian tax authorities challenge the amount or timing of these credits, the Company may become subject to new litigation related to the indirect tax credits already monetized or it could affect the Company’s ability to monetize future indirect tax credits.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within Other income or Other expense that were individually significant in December 31, 2020, 2019 and 2018.
NOTE 19 – INCOME TAXES
In response to the COVID-19 outbreak, global legislation concerning income taxes was passed throughout 2020. The Company assessed the applicability of the stimulus elements within the global legislation, and it did not have a material impact on the Company’s consolidated financial statements. The primary benefit to the Company was the delay of payment of U.S. federal and state income taxes as well as U.S. federal payroll withholding taxes until subsequent periods.
During 2019, the Company recorded an increase to the tax provision of $74.3 million related to the reversal of all net tax benefits recognized in previous tax years from federal renewable energy tax credit funds with DC Solar Solutions, Inc. and certain of its affiliates. The facts relating to the Company’s investments in the funds continue to be developed. In 2020, there were no adjustments recognized in the Company’s tax provision for this matter.
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

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Deferred tax assets:
Environmental and other similar items	$82.9	$83.5	$84.5
Employee related and benefit items	166.6	129.3	97.0
Operating lease liabilities	448.9	430.6
Other items	232.8	204.0	161.6
Total deferred tax assets	931.2	847.4	343.1

Deferred tax liabilities:
Intangible assets and Property, plant, and equipment	1,156.4	1,232.6	1,303.6
LIFO inventories	87.6	80.5	64.5
Operating lease right-of-use assets	434.0	417.8
Other items	31.7	28.1	29.5
Total deferred tax liabilities	1,709.7	1,759.0	1,397.6

Net deferred tax liabilities	$778.5	$911.6	$1,054.5
As of December 31, 2020, the Company’s net deferred income tax liability relates primarily to deferred tax liabilities recorded for intangible assets acquired through the Valspar acquisition.
Netted against the Company’s other deferred tax assets were valuation allowances of $104.6 million, $84.6 million and $73.5 million at December 31, 2020, 2019 and 2018, respectively. The increase in the valuation allowance in 2020 is primarily due to net operating losses of certain foreign subsidiaries. The Company has $19.4 million of domestic net operating loss carryforwards acquired through acquisitions that have expiration dates through the tax year 2037, foreign tax credits of $22.5 million that expire in calendar years 2027 through 2029 and foreign net operating losses of $355.7 million. The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that range from the tax years 2020 to 2040.
Significant components of the provisions for income taxes were as follows:

	2020	2019	2018
Current:
Federal	$457.7	$440.1	$288.8
Foreign	92.0	71.1	53.2
State and local	84.4	60.4	52.4
Total current	634.1	571.6	394.4
Deferred:
Federal	(102.7)	(83.7)	(102.1)
Foreign	(19.0)	(32.3)	(35.3)
State and local	(23.6)	(15.1)	(6.0)
Total deferred	(145.3)	(131.1)	(143.4)
Total provisions for income taxes	$488.8	$440.5	$251.0
Under provisions of the Tax Cuts and Jobs Act (Tax Act), the Company received an income tax benefit of $12.0 million, $10.4 million and $8.6 million in 2020, 2019 and 2018, respectively, related to foreign derived intangible income and incurred income tax expense of $7.0 million, $7.9 million and $5.5 million in 2020, 2019 and 2018, respectively, related to Global Intangible Low Taxed Income (GILTI). The Company has made an accounting policy election to record GILTI as a period cost.
Significant components of income before income taxes as used for income tax purposes, were as follows:

	2020	2019	2018
Domestic	$2,317.9	$1,899.6	$1,309.3
Foreign	201.3	82.2	50.4
	$2,519.2	$1,981.8	$1,359.7
A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes	2.5	2.3	3.2
Investment vehicles	(0.8)	(1.3)	(1.2)
Employee share-based payments	(3.8)	(3.3)	(3.2)
Research and development credits	(0.5)	(1.1)	(1.3)
Amended returns and refunds	0.3	0.1	(1.6)
Tax credit reversal		3.7
Other - net	0.7	0.8	(0.3)
Subtotal	19.4%	22.2%	16.6%
Effect of Tax Act			1.9
Reported effective tax rate	19.4%	22.2%	18.5%
The decrease in the effective tax rate for 2020 compared to 2019 was primarily due to the reversal of certain partnership tax credits in 2019 that did not recur in 2020, partially offset by a reduction in research and development credits.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company’s 2013, 2014, 2015, and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest and submitted additional information for consideration. The Company is evaluating the adjustments and believes that it is adequately reserved for any potential exposure. As of December 31, 2020, the U.S. federal statute of limitations has not expired for the 2013 through 2019 tax years.
As of December 31, 2020, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2019. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2020.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at beginning of year	$203.0	$89.5	$59.0
Additions from the Valspar acquisition			12.4
Additions based on tax positions related to the current year	13.8	14.9	12.9
Additions for tax positions of prior years	16.4	107.9	11.0
Reductions for tax positions of prior years	(3.3)	(3.6)	(2.0)
Settlements	(2.0)		(1.4)
Lapses of statutes of limitations	(0.9)	(5.7)	(2.4)
Balance at end of year	$227.0	$203.0	$89.5
The increase in unrecognized tax benefits was primarily due to the reversal of tax benefits recognized in previous tax years from federal research and development credits. Other increases in the balance of unrecognized tax benefits at December 31, 2020 were related to a number of positions taken on current and amended income tax returns filed in the U.S. federal, and various state and foreign jurisdictions. At December 31, 2020, 2019 and 2018, the Company had unrecognized tax benefits of $216.3 million, $195.3 million, $83.0 million, respectively, the recognition of which would have an effect on the effective tax rate.
Included in the balance of unrecognized tax benefits at December 31, 2020 is $16.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions.

The Company classifies all income tax related interest and penalties as income tax expense. During the year ended December 31, 2020, there was an increase in income tax interest and penalties of $4.0 million. There was an increase in income tax interest and penalties of $1.6 million and a decrease of $4.9 million for the years ended December 31, 2019 and 2018, respectively. The Company accrued $30.3 million, $26.2 million and $24.8 million at December 31, 2020, 2019 and 2018, respectively, for the potential payment of interest and penalties.
NOTE 20 – NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(millions of dollars, except share and per share data)	2020	2019	2018
Basic
Net income	$2,030.4	$1,541.3	$1,108.7
Average shares outstanding	90,425,861	91,803,528	92,992,457
Basic net income per share	$22.45	$16.79	$11.92

Diluted
Net income	$2,030.4	$1,541.3	$1,108.7
Average shares outstanding assuming dilution:
Average shares outstanding	90,425,861	91,803,528	92,992,457
Stock options and other contingently issuable shares (1)	1,501,142	1,601,213	1,938,586
Non-vested restricted stock grants	15,620	42,101	57,027
Average shares outstanding assuming dilution	91,942,623	93,446,842	94,988,070
Diluted net income per share	$22.08	$16.49	$11.67
(1)Stock options and other contingently issuable shares excludes 318,947, 449,167 and 28,321 shares at December 31, 2020, 2019 and 2018, respectively, due to their anti-dilutive effect.
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
The Americas Group consisted of 4,774 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2020. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The Americas Group sells a variety of architectural paints, coatings and related products through dedicated dealers, home centers, distributors, hardware stores and other retailers throughout Latin America. The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. At December 31, 2020, The Americas Group consisted of operations from subsidiaries in 10 foreign countries. During 2020, this segment opened 16 net new stores, consisting of 56 new stores opened (53 in the United States, 1 in Canada, 1 in Mexico and 1 in South America) and 40 stores closed (10 in the United States, 6 in Canada, 17 in South America and 7 in Mexico). In 2019 and 2018, this segment opened 62 and 76 net new stores, respectively. The CODM uses discrete financial information about The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in Australia, New Zealand, China and Europe. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 55% of the total sales of the Consumer Brands Group in 2020 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2020, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 6 foreign countries. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 282 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2020, this segment opened 1 new branch and did not close any branches for a net increase of 1 branch. At December 31, 2020, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 44 foreign countries. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
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
Net external sales of all consolidated foreign subsidiaries were $3.581 billion, $3.679 billion and $4.028 billion for 2020, 2019 and 2018, respectively.
Long-lived assets consisted of Property, plant and equipment, Goodwill, Intangible assets, Operating lease right-of-use assets, Deferred pension assets and Other assets. The aggregate total of long-lived assets for the Company was $15.810 billion, $15.865 billion and, $14.790 billion at December 31, 2020, 2019 and 2018, respectively. Long-lived assets of consolidated foreign subsidiaries totaled $3.167 billion, $3.211 billion and $3.290 billion at December 31, 2020, 2019 and 2018, respectively.

Total Assets of the Company were $20.402 billion, $20.496 billion and $19.134 billion at December 31, 2020, 2019 and 2018, respectively. Total assets of consolidated foreign subsidiaries were $4.834 billion, $4.829 billion and $4.809 billion, which represented 23.7%, 23.6% and 25.1% of the Company’s total assets at December 31, 2020, 2019 and 2018, respectively.
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

	2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$10,383.2	$3,053.4	$4,922.4	$2.7	$18,361.7
Intersegment transfers		3,688.4	137.1	(3,825.5)	—
Total net sales and intersegment transfers	$10,383.2	$6,741.8	$5,059.5	$(3,822.8)	$18,361.7

Segment profit	$2,294.1	$579.6	$500.1		$3,373.8
Interest expense				$(340.4)	(340.4)
Administrative expenses and other				(514.2)	(514.2)
Income before income taxes	$2,294.1	$579.6	$500.1	$(854.6)	$2,519.2
% to net external sales	22.1%	19.0%	10.2%
Identifiable assets	$5,386.6	$5,387.4	$8,071.1	$1,556.5	$20,401.6
Capital expenditures	63.9	89.8	43.0	107.1	303.8
Depreciation	73.0	87.6	69.1	38.3	268.0
Amortization	4.5	90.0	213.9	5.0	313.4

	2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$10,171.9	$2,676.8	$5,049.2	$2.9	$17,900.8
Intersegment transfers		3,607.0	116.2	(3,723.2)	—
Total net sales and intersegment transfers	$10,171.9	$6,283.8	$5,165.4	$(3,720.3)	$17,900.8

Segment profit	$2,056.5	$373.2	$379.1		$2,808.8
California litigation expense provision reduction				$34.7	34.7
Interest expense				$(349.3)	(349.3)
Administrative expenses and other				(512.4)	(512.4)
Income before income taxes	$2,056.5	$373.2	$379.1	$(827.0)	$1,981.8
% to net external sales	20.2%	13.9%	7.5%
Identifiable assets	$5,399.1	$5,600.8	$8,175.6	$1,320.7	$20,496.2
Capital expenditures	73.3	133.4	84.2	38.0	328.9
Depreciation	72.2	81.1	70.9	37.9	262.1
Amortization	4.8	90.3	212.9	4.8	312.8

	2018
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$9,625.1	$2,739.1	$5,166.4	$3.9	$17,534.5
Intersegment transfers	0.5	3,460.2	22.4	(3,483.1)	—
Total net sales and intersegment transfers	$9,625.6	$6,199.3	$5,188.8	$(3,479.2)	$17,534.5

Segment profit	$1,898.4	$261.1	$452.1		$2,611.6
California litigation expense				$(136.3)	(136.3)
Interest expense				$(366.7)	(366.7)
Administrative expenses and other				(748.9)	(748.9)
Income before income taxes	$1,898.4	$261.1	$452.1	$(1,251.9)	$1,359.7
% to net external sales	19.7%	9.5%	8.8%
Identifiable assets	$4,070.9	$5,385.3	$8,535.2	$1,142.9	$19,134.3
Capital expenditures	69.5	95.7	60.8	25.0	251.0
Depreciation	72.3	88.8	77.6	39.5	278.2
Amortization	4.8	97.5	210.7	5.1	318.1

NOTE 22 – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following tables summarize the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019.

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year (1)
Net sales	$4,146.7	$4,604.0	$5,122.2	$4,488.8	$18,361.7
Gross profit	1,889.7	2,208.9	2,455.3	2,128.7	8,682.6
Net income	321.7	595.9	705.8	407.0	2,030.4
Net income per share:
Basic	$3.53	$6.59	$7.80	$4.54	$22.45
Diluted	$3.46	$6.48	$7.66	$4.46	$22.08

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year (1)
Net sales	$4,040.9	$4,877.8	$4,867.7	$4,114.4	$17,900.8
Gross profit	1,735.1	2,181.4	2,225.6	1,894.0	8,036.1
Net income	245.2	471.0	576.5	248.6	1,541.3
Net income per share:
Basic	$2.67	$5.13	$6.28	$2.71	$16.79
Diluted	$2.62	$5.03	$6.16	$2.66	$16.49
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors and director nominees is set forth in our Proxy Statement under the captions “Proposal 1 – Election of Directors” and “Director Compensation” and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2020. Please refer to the information set forth in our Proxy Statement under the caption “Board Meetings and Committees,” which information is incorporated herein by reference.
Executive Officers
The information regarding our executive officers is set forth under the caption “Information About Our Executive Officers” in Part I of this report, which is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
To the extent disclosure of any delinquent form under Section 16(a) of the Securities Exchange Act of 1934 is made by the Company, such disclosure will be set forth in our Proxy Statement under the caption “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
Audit Committee
The information regarding the Audit Committee of our Board of Directors and audit committee financial experts is set forth in our Proxy Statement under the caption “Board Meetings and Committees” and is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Conduct, which applies to all directors and employees, including our executive officers, of Sherwin-Williams and our subsidiaries wherever located. Our Code of Conduct contains the general guidelines and principles for conducting Sherwin-Williams’ business consistent with the highest standards of business ethics. Under our Code of Ethics for Senior Financial Management, our chief executive officer, chief financial officer and senior financial management are responsible for creating and maintaining a culture of high ethical standards and of commitment to compliance throughout our company to ensure the fair and timely reporting of Sherwin-Williams’ financial results and condition. Senior financial management includes the controller, the treasurer, the principal financial/accounting personnel in our operating groups and divisions, and all other financial/accounting personnel within our corporate departments and operating groups and divisions with staff supervision responsibilities. Please refer to the information set forth in our Proxy Statement under the caption “Corporate Governance – Code of Conduct,” which information is incorporated herein by reference. Our Code of Conduct and Code of Ethics for Senior Financial Management are available on our Investor Relations website, investors.sherwin-williams.com.
We intend to disclose on our Investor Relations website, investors.sherwin-williams.com, any amendment to, or waiver from, a provision of our Code of Conduct or Code of Ethics for Senior Financial Management that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our Proxy Statement under the captions “Director Compensation,” “Compensation Committee Report,” “Compensation Risk Assessment,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management is set forth in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” and is incorporated herein by reference.
The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement under the captions “Certain Relationships and Transactions with Related Persons” and “Independence of Directors” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement under the caption “Matters Relating to the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2020, 2019 and 2018 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)

Changes in deferred tax asset valuation allowances were as follows:

(millions of dollars)	2020	2019	2018
Beginning balance	$84.6	$73.5	$44.1
Additions (deductions) (1)	20.0	7.4	10.6
Acquired balances	—	3.7	18.8
Ending balance	$104.6	$84.6	$73.5

(1) Additions (deductions) did not have a material impact on the Income Statement in 2020, 2019 or 2018.

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
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference.

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

(u)
Sixteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated March 17, 2020 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

(v)
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

(w)
Amendment No. 1 to Credit Agreement, dated as of October 8, 2019, by and among the Company, Sherwin-Williams Canada Inc., Sherwin-Williams Luxembourg S.à r.l. and Sherwin-Williams UK Holding Limited, as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A. as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 11, 2019, and incorporated herein by reference.

(x)
Credit Agreement, dated as of May 9, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

(y)
Agreement for Letter of Credit, dated as of May 9, 2016, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

(z)
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

(aa)
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

(bb)
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

(cc)
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

(dd)
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

(ee)
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

(ff)
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

(gg)
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

(hh)
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

(ii)
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

(jj)
Amendment No. 11 to the Credit Agreement, dated as of September 14, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2020, and incorporated herein by reference.

(kk)
Amendment No. 12 to the Credit Agreement, dated as of November 9, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2020, and incorporated herein by reference.

(ll)
Amendment No. 13 to the Credit Agreement, dated as of December 7, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 7, 2020, and incorporated herein by reference.

(mm)
Amendment No. 14 to the Credit Agreement, dated as of February 16, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2021, and incorporated herein by reference.

(nn)
Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A., filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

(oo)
Assignable Loan Agreement, dated as of August 17, 2017, relating to a Floating Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as Borrower, the Company, as Guarantor, and Citibank Europe plc, UK Branch, as Lender, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

(pp)
Assignable Loan Agreement, dated as of August 17, 2017, relating to a Fixed Rate Loan by and among Sherwin-Williams Coatings S.à r.l., as Borrower, the Company, as Guarantor, and Citibank Europe plc, UK Branch, as Lender, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 17, 2017, and incorporated herein by reference.

(qq)
Credit Agreement, dated as of September 11, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent and Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

(rr)
Continuing Agreement for Standby Letters of Credit, dated as of September 11, 2017, by and among the Company and Goldman Sachs Bank USA, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 11, 2017, and incorporated herein by reference.

(ss)
First Amendment to Credit Agreement, dated as of October 30, 2017, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2017, and incorporated herein by reference.

(tt)
Second Amendment to Credit Agreement, dated as of September 6, 2018, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 6, 2018, and incorporated herein by reference.

(uu)
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

**(c)
Amended and Restated Aircraft Time Sharing Agreement between the Company and John G. Morikis, dated October 1, 2019, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference.

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

21.		Subsidiaries (filed herewith).

23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.	(a)	Powers of Attorney (filed herewith).

	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.	(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

	(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.
**	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2021.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2021.

* JOHN G. MORIKIS	Chairman and Chief Executive Officer, Director (Principal Executive Officer)
John G. Morikis
* ALLEN J. MISTYSYN	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Allen J. Mistysyn
* JANE M. CRONIN	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Jane M. Cronin
* KERRII B. ANDERSON	Director
Kerrii B. Anderson
* ARTHUR F. ANTON	Director
Arthur F. Anton
* JEFF M. FETTIG	Director
Jeff M. Fettig
* RICHARD J. KRAMER	Director
Richard J. Kramer
* SUSAN J. KROPF	Director
Susan J. Kropf
* CHRISTINE A. POON	Director
Christine A. Poon
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* STEVEN H. WUNNING	Director
Steven H. Wunning

*	The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	MARY L. GARCEAU	February 19, 2021
Mary L. Garceau, Attorney-in-fact