Form 10-Q
period 2021-03-31
SHERWIN WILLIAMS CO
filed 2021-04-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended March 31, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY
(Exact name of registrant as specified in its charter)

Ohio		34-0526850
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

101 West Prospect Avenue
Cleveland,	Ohio	44115-1075
(Address of principal executive offices)		(Zip Code)
(216) 566-2000
(Registrant’s telephone number including area code)

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value of $0.33-1/3 per share	SHW	New York Stock Exchange

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

Common Stock, $0.33-1/3 Par Value – 265,949,600 shares as of March 31, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended March 31,
	2021	2020
Net sales	$4,656.0	$4,146.7
Cost of goods sold	2,544.0	2,257.0
Gross profit	2,112.0	1,889.7
Percent to net sales	45.4%	45.6%
Selling, general and administrative expenses	1,325.9	1,307.6
Percent to net sales	28.5%	31.5%
Other general expense - net	117.5	3.7
Amortization	79.2	78.1
Interest expense	83.2	86.2
Interest and net investment income	(0.6)	(0.6)
Other (income) expense - net	(2.2)	22.4
Income before income taxes	509.0	392.3
Income taxes	99.4	70.6
Net income	$409.6	$321.7

Net income per common share:
Basic	$1.54	$1.18
Diluted	$1.51	$1.15

Weighted average shares outstanding:
Basic	265.8	273.2
Diluted	270.6	278.6

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended
	March 31,
	2021	2020
Net income	$409.6	$321.7

Other comprehensive loss, net of tax:

Foreign currency translation adjustments (1)	(46.3)	(218.7)

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive loss (2)	1.8	0.6

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive loss (3)	(1.0)	(3.5)

Other comprehensive loss	(45.5)	(221.6)

Comprehensive income	$364.1	$100.1
(1)    The three months ended March 31, 2021 includes unrealized gains of $23.1 million, net of taxes of $(7.5) million, related to net investment hedges. The three months ended March 31, 2020 includes unrealized gains of $9.2 million, net of taxes of $(2.9) million, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $(0.8) million and $(0.2) million in the three months ended March 31, 2021 and 2020, respectively.
(3)    Net of taxes of $0.3 million and $1.2 million in the three months ended March 31, 2021 and 2020, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$314.7	$226.6	$238.5
Accounts receivable, net	2,414.1	2,078.1	2,291.5
Inventories	1,847.3	1,804.1	1,954.8
Other current assets	533.5	482.6	443.2
Total current assets	5,109.6	4,591.4	4,928.0
Property, plant and equipment, net	1,780.4	1,834.5	1,829.5
Goodwill	7,011.3	7,049.1	6,958.7
Intangible assets	4,210.0	4,471.2	4,585.4
Operating lease right-of-use assets	1,728.8	1,761.1	1,683.4
Other assets	594.9	694.3	585.3
Total assets	$20,435.0	$20,401.6	$20,570.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$818.1	$0.1	$1,051.5
Accounts payable	2,217.0	2,117.8	1,958.4
Compensation and taxes withheld	551.2	752.7	438.0
Accrued taxes	282.6	183.5	106.5
Current portion of long-term debt	428.5	25.1	429.5
Current portion of operating lease liabilities	385.8	387.3	371.1
Other accruals	968.4	1,127.9	865.2
Total current liabilities	5,651.6	4,594.4	5,220.2
Long-term debt	7,862.4	8,266.9	8,289.2
Postretirement benefits other than pensions	274.3	275.6	262.8
Deferred income taxes	797.8	846.1	949.5
Long-term operating lease liabilities	1,402.9	1,434.1	1,373.7
Other long-term liabilities	1,367.3	1,373.7	1,185.8
Shareholders’ equity:
Common stock—$0.33-1/3 par value:
265.9 million, 268.7 million and 272.4 million shares outstanding
at March 31, 2021, December 31, 2020 and March 31, 2020, respectively	90.2	89.9	119.7
Other capital	3,543.6	3,491.4	3,215.5
Retained earnings	1,102.1	844.3	7,562.7
Treasury stock, at cost	(893.4)	(96.5)	(6,707.7)
Accumulated other comprehensive loss	(763.8)	(718.3)	(901.1)
Total shareholders' equity	3,078.7	3,610.8	3,289.1
Total liabilities and shareholders’ equity	$20,435.0	$20,401.6	$20,570.3

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES
Net income	$409.6	$321.7
Adjustments to reconcile net income to net operating cash:
Depreciation	65.4	66.5
Non-cash lease expense	97.5	93.8
Amortization of intangible assets	79.2	78.1
Loss on divestiture of business	111.9	—
Loss on extinguishment of debt	—	21.3
Amortization of credit facility and debt issuance costs	1.5	1.9
Stock-based compensation expense	13.5	20.1
Provisions for environmental-related matters	2.5	2.2
Defined benefit pension plans net cost	2.3	1.9
Deferred income taxes	(26.0)	9.5
Other	5.3	1.1
Change in working capital accounts - net	(495.0)	(430.1)
Change in operating lease liabilities	(98.0)	(89.1)
Costs incurred for environmental-related matters	(9.4)	(7.9)
Other	35.4	(36.1)
Net operating cash	195.7	54.9

INVESTING ACTIVITIES
Capital expenditures	(64.3)	(106.6)
Acquisitions of businesses, net of cash acquired	(24.9)	—
Proceeds from divestiture of business	116.2	—
Proceeds from sale of assets	0.9	2.3
(Increase) decrease in other investments	(34.3)	6.4
Net investing cash	(6.4)	(97.9)

FINANCING ACTIVITIES
Net increase in short-term borrowings	818.0	849.7
Proceeds from long-term debt	—	999.0
Payments of long-term debt	—	(771.2)
Payments for credit facility and debt issuance costs	—	(10.0)
Payments of cash dividends	(151.8)	(122.9)
Proceeds from stock options exercised	38.4	30.0
Treasury stock purchased	(775.4)	(890.3)
Proceeds from treasury stock issued	—	57.4
Other	(24.0)	(26.0)
Net financing cash	(94.8)	115.7

Effect of exchange rate changes on cash	(6.4)	4.0
Net increase in cash and cash equivalents	88.1	76.7
Cash and cash equivalents at beginning of year	226.6	161.8
Cash and cash equivalents at end of period	$314.7	$238.5

Income taxes paid	$25.6	$18.3
Interest paid	72.4	82.7

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
Net income			409.6			409.6
Other comprehensive loss					(45.5)	(45.5)
Treasury stock purchased				(775.4)		(775.4)
Stock-based compensation activity	0.3	51.5		(21.5)		30.3
Other adjustments		0.7				0.7
Cash dividends -- $0.55 per share			(151.8)			(151.8)
Balance at March 31, 2021	$90.2	$3,543.6	$1,102.1	$(893.4)	$(763.8)	$3,078.7

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
Net income			321.7			321.7
Other comprehensive loss					(221.6)	(221.6)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(890.3)		(890.3)
Treasury stock issued		13.5		43.9		57.4
Stock-based compensation activity	0.3	48.7		(24.8)		24.2
Other adjustments		0.3				0.3
Cash dividends -- $0.4467 per share			(122.9)			(122.9)
Balance at March 31, 2020	$119.7	$3,215.5	$7,562.7	$(6,707.7)	$(901.1)	$3,289.1

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended March 31, 2021 and 2020
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
There have been no significant changes in significant accounting policies since December 31, 2020. Accounting estimates were revised as necessary during the first three months of 2021 based on new information and changes in facts and circumstances. Certain amounts in the 2020 condensed consolidated financial statements have been reclassified to conform to the 2021 presentation.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2021 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
Stock Split
During the first quarter of 2021, the Company’s Board of Directors approved and declared a three-for-one stock split to shareholders of record at the close of business on March 23, 2021 (the Stock Split). The Stock Split was effected on March 31, 2021. All share and per share information herein has been retroactively adjusted to reflect the Stock Split.
NOTE 2—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. It also improves consistent application of and simplifies U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The amendments are being applied prospectively. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 3—ACQUISITIONS AND DIVESTITURES
During the first quarter of 2021, the Company completed the acquisition of a domestic coatings company for $27 million, including amounts held as security for certain representations, warranties and obligations of the sellers. This acquisition expands the Performance Coatings Group’s platform for growth and portfolio of brands and technologies. The preliminary purchase price allocation is expected to be finalized within the allowable measurement period. The results of operations of this acquisition have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
On March 31, 2021, the Company divested Wattyl, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million. The divestiture will allow the Company to focus its resources on global opportunities which align with our long-term strategies. In connection with this transaction, the Company recognized a pre-tax loss of $111.9 million within Other general expense - net (see Note 15). The Wattyl divestiture does not meet the criteria to be reported as discontinued operations in our consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

NOTE 4—INVENTORIES
Included in Inventories were the following:

	March 31,	December 31,	March 31,
	2021	2020	2020
Finished goods	$1,413.0	$1,427.6	$1,586.9
Work in process and raw materials	434.3	376.5	367.9
Inventories	$1,847.3	$1,804.1	$1,954.8

The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on the Company’s inventory valuation, see Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
NOTE 5—GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	March 31,	December 31,	March 31,
	2021	2020	2020
Land	$256.2	$283.5	$238.0
Buildings	1,067.3	1,098.0	1,041.0
Machinery and equipment	2,978.7	3,026.8	2,920.1
Construction in progress	154.8	140.5	186.5
Property, plant and equipment, gross	4,457.0	4,548.8	4,385.6
Less allowances for depreciation	2,676.6	2,714.3	2,556.1
Property, plant and equipment, net	$1,780.4	$1,834.5	$1,829.5
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
As of March 31, 2021, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its potential impact on each of the reporting units and intangible assets. During this review, management considered the Company's current market capitalization, forecasts for reporting units, as well as the results of the annual 2020 impairment tests performed during the fourth quarter of 2020. The Company determined it was not more likely than not that the goodwill and intangible assets were impaired, and thus, a triggering event had not occurred which would require an interim impairment test to be performed.
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

NOTE 6—DEBT
On February 16, 2021, the Company amended its five-year credit agreement entered into in May 2016 and subsequently amended on multiple dates to extend the maturity of $75.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension and increase of letters of credit from December 21, 2021 to December 20, 2025.
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 in a public offering. The net proceeds from the issuance of the notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other (income) expense - net.
For further details on the Company’s debt, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
NOTE 7—PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$1.3	$1.1	$1.9	$1.7	$0.3	$0.4
Interest cost	0.6	0.8	1.4	1.8	1.3	1.9
Expected return on assets	(1.8)	(1.5)	(2.5)	(2.6)
Recognition of:
Unrecognized prior service cost (credit)	0.3	0.3			—	(0.3)
Unrecognized actuarial loss			0.4	0.3	1.2	0.5
Ongoing pension cost	0.4	0.7	1.2	1.2	2.8	2.5
Divestiture of business			0.7
Net periodic benefit cost	$0.4	$0.7	$1.9	$1.2	$2.8	$2.5

Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other (income) expense - net. For further details on the Company’s pension and other postretirement benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2021 and 2020, the Company had accruals reported on the balance sheet as Other long-term liabilities of $293.3 million and $308.6 million, respectively. Estimated costs of current investigation and remediation activities of $68.6 million and $57.6 million are included in Other accruals at March 31, 2021 and 2020, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $112.4 million higher than the minimum accruals at March 31, 2021. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2021. At March 31, 2021, $307.8 million, or 85.1% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $112.4 million at March 31, 2021, $89.1 million, or 79.2%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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

Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At March 31, 2021, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. On July 17, 2019, after nearly twenty years of litigation, the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.) reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the defendants collectively shall pay a total of $305.0 million, with the defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the defendants. At March 31, 2021 and 2020, the Company had accruals for this agreement reported on the balance sheet of $64.7 million and $76.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $52.7 million and $64.7 million, respectively, included in Other long-term liabilities.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The Pennsylvania counties of Montgomery and Lehigh filed complaints against the Company and several other former lead-based paint and lead pigment manufacturers in the Courts of Common Pleas of Montgomery County, Pennsylvania and Lehigh County, Pennsylvania, respectively. In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants' contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys' fees. After the defendants removed the actions to federal court and the actions were remanded to state court, the defendants filed preliminary objections on December 21, 2020, seeking to dismiss the complaints with prejudice. The briefing associated with the preliminary objections concluded on February 23, 2021. Oral argument for the Lehigh County action occurred on April 14, 2021. The parties are awaiting the courts’ decisions.
In October 2018, the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Pennsylvania Counties of Delaware, Erie and York seeking injunctive and declaratory relief to prevent the violation of the Company's rights under the First Amendment and Due Process Clause of the U.S. Constitution. The Company voluntarily dismissed defendants Erie County and York County in November 2018. Defendant Delaware County filed a motion to dismiss the complaint, which the federal trial court granted on October 4, 2019. The Company appealed the federal trial court’s dismissal on November 1, 2019 to the United States Court of Appeals for the Third Circuit. On July 31, 2020, the Third Circuit affirmed the federal trial court's dismissal of the complaint. The Company filed a petition for writ of certiorari to the United States Supreme Court on December 28, 2020. The United States Supreme Court denied the Company’s petition on April 26, 2021.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in Wisconsin state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the defendants.
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
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial was held in May 2019 and resulted in a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). The Company filed a motion for judgment in its favor based on public policy factors under Wisconsin law. On September 20, 2019, the trial court denied the motion and entered judgment in favor of the plaintiffs. On October 18, 2019, the Company filed post-trial motions for judgment as a matter of law and for a new trial. On February 27, 2020, the trial court denied the Company's post-trial motion for judgment as a matter of law. On April 10, 2020, the trial court granted the Company's post-trial motion for a new trial to the extent that the damages award to plaintiff Glenn Burton, Jr. shall be remitted to $800,000, and denied the motion in all other respects. On May 8, 2020, the Company filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On April 15, 2021, the Seventh Circuit reversed the judgments and held that the Company was entitled to judgment as a matter of law. The plaintiffs filed a petition with the Seventh Circuit on April 27,

2021, seeking a rehearing en banc and, in the alternative, a request for certification of questions to the Wisconsin Supreme Court.
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
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The Circuit Court has certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class are those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The Circuit Court granted the motion, but on September 7, 2018, the Appellate Court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants appealed to the Supreme Court of Illinois, and on May 21, 2020, the Supreme Court reversed the Appellate Court's judgment, affirmed the Circuit Court's summary judgment dismissing the claims of the two plaintiffs for whom Medicaid paid for their children's testing, and remanded the case for further proceedings consistent with the Supreme Court's decision. On August 19, 2020, the defendants filed their renewed motion for class decertification and entry of final judgment with the Circuit Court. The parties filed their respective briefs on the motion, and oral argument occurred on February 4, 2021. The parties are awaiting the Circuit Court’s decision.
On March 8, 2021, the Illinois Department of Healthcare and Family Services filed a petition to intervene and a proposed amended complaint, which would eliminate the class and all prior claims by individual plaintiffs and would propose a subrogation claim by the State agency to recover its expenditures for blood lead testing. Defendants’ response to the petition is due on April 30, 2021, and the intervener plaintiff’s reply is due on May 17, 2021.

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

The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The trial court entered an order on December 4, 2020, granting the liability insurers’ motion for summary judgment, denying the Company’s motion, and entering final judgment in favor of the liability insurers. The trial court sided with the Company on all of the issues presented, except one. On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the liability insurers filed cross-appeals. Briefing on the issues is scheduled to conclude in the spring of 2021.
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

Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. On February 21, 2020, the Company filed a motion to dismiss. On April 7, 2020, the plaintiffs filed a brief in opposition. The Company filed a reply brief on April 20, 2020. An initial hearing on the motion to dismiss occurred on January 29, 2021. The hearing is scheduled to continue on July 13-14, 2021.
NOTE 10—SHAREHOLDERS' EQUITY
Dividends paid on common stock during the first quarter of 2021 and 2020 were $0.55 per share and $0.4467 per share, respectively.
During the three months ended March 31, 2021, 461,682 stock options were exercised at a weighted average price per share of $82.97. In addition, 269,118 restricted stock units vested during this period.
In February 2020, the Company received proceeds of $57.4 million in conjunction with the issuance of 300,000 treasury shares to fund Company contributions to the domestic defined contribution plan.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2020	$(671.5)	$(87.2)	$40.4	$(718.3)
Amounts recognized in AOCI	(46.3)			(46.3)
Amounts reclassified from AOCI		1.8	(1.0)	0.8
Balance at March 31, 2021	$(717.8)	$(85.4)	$39.4	$(763.8)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2019	$(657.4)	$(69.2)	$47.1	$(679.5)
Amounts recognized in AOCI	(218.7)			(218.7)
Amounts reclassified from AOCI		0.6	(3.5)	(2.9)
Balance at March 31, 2020	$(876.1)	$(68.6)	$43.6	$(901.1)

NOTE 12—DERIVATIVES AND HEDGING
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

The following table summarizes the balance sheet location of the cross currency swaps. See Note 13 for additional information on the fair value of these contracts.

	March 31,	December 31,	March 31,
	2021	2020	2020
Other assets	$—	$—	$2.6
Other accruals	20.0	31.0	—
Other long-term liabilities	35.2	54.8	4.7
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. For the three months ended March 31, 2021, an unrealized gain of $23.1 million, net of tax, was recognized in AOCI. For the three months ended March 31, 2020, an unrealized gain of $9.2 million, net of tax, was recognized in AOCI.
NOTE 13—FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
Except for the acquisition and divestiture-related fair value measurements described in Note 3, the Company did not have any fair value measurements for its non-financial assets and liabilities during the first quarter. There were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$72.2	$39.4	$32.8		$69.2	$37.9	$31.3
Qualified Replacement Plan assets	87.1	87.1			161.5	161.5
	$159.3	$126.5	$32.8	$—	$230.7	$199.4	$31.3	$—

Liabilities:
Deferred compensation plan liabilities	$95.0	$95.0			$92.2	$92.2
Net investment hedge liability	55.2		$55.2		85.8		$85.8
	$150.2	$95.0	$55.2	$—	$178.0	$92.2	$85.8	$—

The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $59.4 million and $58.1 million at March 31, 2021 and December 31, 2020, respectively.
The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The investments are valued using quoted prices multiplied by the number of shares. The cost basis of the investment funds was $84.2 million and $159.6 million at March 31, 2021 and December 31, 2020, respectively.

The Company’s liabilities under its deferred compensation plans represent the fair value of the participant shadow accounts, and the value is based on quoted market prices in active markets for identical assets.
The net investment hedge liability is the fair value of the cross currency swaps (see Note 12). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,265.2	$8,912.0	$8,265.2	$9,707.0
Non-publicly traded debt	25.7	25.2	26.8	26.5
NOTE 14—REVENUE
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
Refer to Note 18 for the Company's disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
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

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2020	$2,078.1	$52.0	$170.7	$266.3	$8.2
Balance at March 31, 2021	2,414.1	61.7	157.2	182.6	8.4
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	2021	2020
Balance at January 1	$53.5	$36.5
Adjustment upon adoption of ASU 2016-13	—	3.0
Bad debt expense	6.4	30.2
Uncollectible accounts written off, net of recoveries	(1.1)	(9.5)
Balance at March 31	$58.8	$60.2
NOTE 15—OTHER
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended March 31,
	2021	2020
Provisions for environmental matters - net	$2.5	$2.2
Loss on divestiture of business (see Note 3)	111.9	—
Loss on sale or disposition of assets	3.1	1.5
Other general expense - net	$117.5	$3.7

Provisions for environmental matters - net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. See Note 8 for further details on the Company’s environmental-related activities.
The loss on sale or disposition of assets represents net realized losses associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
Other (income) expense - net
Included in Other (income) expense - net were the following:

	Three Months Ended March 31,
	2021	2020
Investment and royalty (income) expense	$(6.5)	$2.3
Loss on extinguishment of debt (see Note 6)	—	21.3
Net expense from banking activities	2.6	2.8
Foreign currency transaction related losses	2.5	3.9
Miscellaneous pension expense	0.9	1.2
Other income	(5.2)	(10.8)
Other expense	3.5	1.7
Other (income) expense - net	$(2.2)	$22.4
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at March 31, 2021 and 2020.
Miscellaneous pension expense consists of the non-service components of net pension costs (credits). See Note 7.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.
NOTE 16—INCOME TAXES
The effective tax rate was 19.5% for the first quarter of 2021, compared to 18.0% for the first quarter of 2020. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during the first quarter of 2021 and 2020. The significant components of the Company’s effective tax rate were consistent year over year.
At December 31, 2020, the Company had $227.0 million in unrecognized tax benefits, the recognition of which would have an effect of $216.3 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2020 was $16.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2020, the Company had accrued $30.3 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2020 during the three months ended March 31, 2021.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest and submitted additional information for consideration. The Company is evaluating the adjustments and believes that it is adequately reserved for any potential exposure. As of March 31, 2021, the federal statute of limitations had not expired for the 2013 through 2020 tax years.
At March 31, 2021, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2020. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2020.

NOTE 17—NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except per share data)	Three Months Ended March 31,
	2021	2020
Basic
Net income	$409.6	$321.7
Average shares outstanding	265.8	273.2
Basic net income per share	$1.54	$1.18

Diluted
Net income	$409.6	$321.7
Average shares outstanding assuming dilution:
Average shares outstanding	265.8	273.2
Stock options and other contingently issuable shares (1)	4.8	5.3
Non-vested restricted stock grants	—	0.1
Average shares outstanding assuming dilution	270.6	278.6
Diluted net income per share	$1.51	$1.15
(1)There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2021. There were 1.4 million stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2020.

NOTE 18—REPORTABLE SEGMENT INFORMATION
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

	Three Months Ended March 31, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,503.1	$778.1	$1,374.3	$0.5	$4,656.0
Intersegment transfers	—	984.0	32.0	(1,016.0)	—
Total net sales and intersegment transfers	$2,503.1	$1,762.1	$1,406.3	$(1,015.5)	$4,656.0

Segment profit	$480.0	$143.7	$143.8		$767.5
Interest expense				$(83.2)	(83.2)
Administrative expenses and other				(175.3)	(175.3)
Income before income taxes	$480.0	$143.7	$143.8	$(258.5)	$509.0

	Three Months Ended March 31, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,305.5	$622.3	$1,217.6	$1.3	$4,146.7
Intersegment transfers	—	870.5	32.0	(902.5)	—
Total net sales and intersegment transfers	$2,305.5	$1,492.8	$1,249.6	$(901.2)	$4,146.7

Segment profit	$388.3	$83.5	$113.7		$585.5
Interest expense				$(86.2)	(86.2)
Administrative expenses and other				(107.0)	(107.0)
Income before income taxes	$388.3	$83.5	$113.7	$(193.2)	$392.3

In the reportable segment financial information, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. In addition, the Administrative segment includes the $111.9 million pre-tax loss on divestiture of business recognized during the three months ended March 31, 2021. See Notes 3 and 15. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment. Net external sales of all consolidated foreign subsidiaries were $1.037 billion and $827.8 million for the first quarter of 2021 and 2020, respectively. Long-lived assets of these subsidiaries totaled $2.820 billion and $3.000 billion at March 31, 2021 and 2020, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2021 and 2020.

For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
NOTE 19—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying value of the investments is recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments at March 31, 2021, December 31, 2020 and March 31, 2020.

	March 31,	December 31,	March 31,
	2021	2020	2020
Other assets	$212.7	$198.2	$192.4
Other accruals	49.3	89.0	72.0
Other long-term liabilities	139.8	127.3	98.6

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
The Company is structured into three reportable segments—The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the “Reportable Segments”)—and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 18 of Item 1 for additional information on the Company's Reportable Segments.
SUMMARY
•Consolidated net sales increased 12.3% in the quarter to $4.656 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 8.2% in the quarter
•Diluted net income per share increased 31.3% to $1.51 per share in the quarter
•Net operating cash increased 256% in the quarter to $195.7 million
•Completed a three-for-one stock split to improve accessibility to a broader base of investors
OUTLOOK
While our Company has started out 2021 strong, many uncertainties remain, including the length and duration of raw material inflation and supply chain constraints, the pace of recovery in our commercial and property maintenance architectural end markets, and the duration of the unprecedented DIY demand. Despite the uncertainties, our businesses are well-positioned, and we have confidence in our long-term outlook.
We remain disciplined in our capital allocation approach, focused on driving value for our customers and returns to our shareholders. We will also continue to pursue business acquisitions and transactions that fit our strategy, and we expect to use any excess cash to make open market purchases of our common stock. We have a strong liquidity position, with $314.7 million in cash and $2.683 billion of unused capacity under our credit facilities at March 31, 2021. We are in compliance with bank covenants and expect to remain in compliance.
The COVID-19 pandemic continues to evolve and continues to disrupt normal activities in many segments of the global economy. We continue to work with government and health authorities to operate our business during this crisis, including our company-operated stores, manufacturing plants and other facilities, due to the essential nature of our products. We also continue to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our employees, customers and their families worldwide. We will continue to work with government authorities and health officials in developing and implementing appropriate safety measures, adapting as recommendations and safety protocols evolve so that we may maintain our operations, keep our stores open and continue to return employees who work in office environments.
As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact to the Company worldwide, including our financial position, liquidity, results of operations and cash flows, while managing our response to the crisis through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners. Please see Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information regarding the current and potential impact of the COVID-19 pandemic on the Company.
RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2021 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three months ended March 31, 2021 and 2020.
Net Sales

(dollars in millions)	Three Months Ended March 31,
	2021	2020	$ Change	% Change
The Americas Group	$2,503.1	$2,305.5	$197.6	8.6%
Consumer Brands Group	778.1	622.3	155.8	25.0%
Performance Coatings Group	1,374.3	1,217.6	156.7	12.9%
Administrative	0.5	1.3	(0.8)	(61.5)%
Total	$4,656.0	$4,146.7	$509.3	12.3%
Three Months Ended March 31, 2021
Consolidated net sales increased in the first quarter of 2021 due primarily to higher product sales volume in each Reportable Segment. Currency translation rate changes increased net sales by 0.7% in the first quarter. Net sales of all consolidated foreign subsidiaries increased 25.3% to $1.037 billion in the first quarter compared to $827.8 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first quarter was due primarily to higher volume sales to most of the Consumer Brands Group's customers and most end markets served by the Performance Coatings Group. Net sales of all operations other than consolidated foreign subsidiaries increased 9.0% to $3.619 billion in the first quarter compared to $3.319 billion in the same period last year.
Net sales in The Americas Group increased in the first quarter due primarily to higher residential repaint, new residential and DIY paint sales, and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 8.2% in the first quarter compared to last year’s comparable period. Sales of non-paint products increased 7.2% compared to last year's first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the first quarter due primarily to higher volume sales to most of the group’s customers and selling price increases.
Net sales in the Performance Coatings Group stated in U.S. dollars increased in the first quarter primarily due to higher sales volumes in most end markets served and selling price increases. Currency translation rate changes increased the Performance Coatings Group's net sales by 2.0% in the first quarter.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

(dollars in millions)	Three Months Ended March 31,
	2021		2020
		% of Net Sales		% of Net Sales
Gross profit	$2,112.0	45.4%	$1,889.7	45.6%
Selling, general and administrative expenses	1,325.9	28.5%	1,307.6	31.5%
Other general expense - net	117.5	2.5%	3.7	0.1%
Amortization	79.2	1.7%	78.1	1.9%
Interest expense	83.2	1.8%	86.2	2.1%
Interest and net investment income	(0.6)	—%	(0.6)	—%
Other (income) expense - net	(2.2)	—%	22.4	0.5%
Income before income taxes	$509.0	10.9%	$392.3	9.5%

Three Months Ended March 31, 2021
Consolidated gross profit increased $222.3 million in the first quarter of 2021 compared to the same period in 2020. Consolidated gross profit as a percent of consolidated net sales decreased in the first quarter to 45.4%, compared to 45.6% during the same period in 2020. Consolidated gross profit dollars increased primarily due to higher sales, while the gross margin rate decreased as a result of higher raw material costs.
The Americas Group’s gross profit in the first quarter was higher than last year by $119.7 million due primarily to higher sales volume and favorable customer and product mix, partially offset by by higher raw material costs. The Americas Group’s gross profit as a percent of sales increased in the first quarter compared to the same period in 2020 for these same reasons. The Consumer Brands Group’s gross profit increased by $56.9 million in the first quarter compared to the same period last year due primarily to higher sales volume to most of the group's customers, partially offset by higher raw material costs. The Consumer Brands Group’s gross profit as a percent of sales increased in the first quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $45.7 in the first quarter compared to the same period last year, when stated in U.S. dollars, primarily due to higher sales volumes, partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of sales decreased in the first quarter compared to the same period last year primarily due to higher raw material costs.
Consolidated selling, general and administrative expenses (SG&A) increased $18.3 million in the first quarter versus the same period last year due primarily to increased spending from new store openings and to support higher sales levels, partially offset by good cost control. As a percent of sales, consolidated SG&A decreased 300 basis points in the first quarter compared to the same period last year primarily due to good cost control and higher sales volumes.
The Americas Group’s SG&A increased $32.3 million in the first quarter compared to the same period last year due primarily to increased spending from new store openings and costs to support higher sales levels. The Consumer Brands Group’s SG&A decreased $5.1 million in the first quarter compared to the same period last year due to good cost control. The Performance Coatings Group’s SG&A increased $9.6 million in the first quarter compared to the same period last year to support higher sales levels, partially offset by good cost control. The Administrative segment’s SG&A decreased $18.5 million in the first quarter compared to the same period last year due primarily to lower stock-based compensation.
In the first quarter of 2021, Other general expense - net increased $113.8 million primarily due to the recognition of a $111.9 million loss on the Wattyl divestiture in the Administrative segment. See Note 3 of Item 1 for additional information regarding this transaction.
In the first quarter of 2021, amortization of acquired intangibles was $51.0 million and $22.2 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first quarter of 2020, amortization of acquired intangibles was $50.2 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other (income) expense - net improved $24.6 million in the first quarter of 2021 compared to the same period in 2020 primarily due to the $21.3 million loss on extinguishment of debt recognized in the first quarter 2020.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

(dollars in millions)	Three Months Ended March 31,
	2021	2020	% Change
Income Before Income Taxes:
The Americas Group	$480.0	$388.3	23.6%
Consumer Brands Group	143.7	83.5	72.1%
Performance Coatings Group	143.8	113.7	26.5%
Administrative	(258.5)	(193.2)	(33.8)%
Total	$509.0	$392.3	29.7%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	19.2%	16.8%
Consumer Brands Group	18.5%	13.4%
Performance Coatings Group	10.5%	9.3%
Administrative	nm	nm
Total	10.9%	9.5%

nm - not meaningful
Income Tax Expense
The effective tax rate was 19.5% for the first quarter of 2021 compared to 18.0% for the first quarter of 2020. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during 2021 and 2020. The other significant components of the Company's tax rate were consistent year over year. See Note 16 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the first quarter of 2021 increased to $1.51 per share compared to $1.15 per share in the first quarter of 2020. Diluted net income per share for the first quarter of 2021 included a $0.34 per share loss from the Wattyl divestiture (see Note 3 of Item 1) and a $0.21 per share charge for acquisition-related amortization expense. The first quarter of 2020 included a charge of $0.21 per share for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.06 in the first quarter.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong during the first three months of 2021 as net operating cash was $195.7 million, an improvement of $140.8 million from the prior year comparable period, primarily due to improved operating results as consolidated income before income taxes increased $116.7 million to $509.0 million in the current year or 10.9% of net sales. During the first three months of 2021, the Company’s EBITDA increased 18.2% to $736.8 million. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents increased $88.1 million during the first three months of 2021. Cash flow from operations, proceeds from the Wattyl divestiture and increased short-term borrowings funded normal seasonal working capital increases and allowed the Company to return $927.2 million to shareholders in the form of share buybacks and cash dividends.
At March 31, 2021, the Company had cash and cash equivalents of $314.7 million and total debt outstanding of $9.109 billion. Total debt, net of cash and cash equivalents, was $8.794 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.

Net Working Capital
Net working capital, defined as total current assets less total current liabilities, decreased $249.8 million to a deficit of $542.0 million at March 31, 2021 compared to a deficit of $292.2 million at March 31, 2020. The net working capital decrease is due to an increase in current liabilities, partially offset by an increase in current assets.
Comparing current asset balances at March 31, 2021 to March 31, 2020, cash and cash equivalents increased $76.2 million, accounts receivable increased $122.6 million, inventories decreased $107.5 million due to higher sales volumes, and other current assets increased $90.3 million primarily related to prepaid expenses. Current liability balances increased at March 31, 2021 compared to March 31, 2020 primarily due to a $392.5 million increase in accruals and a $258.6 million increase in accounts payable, partially offset by a $233.4 million decrease in short-term borrowings. At March 31, 2021, the Company’s current ratio was 0.90 compared to 1.00 and 0.94 at December 31, 2020 and March 31, 2020, respectively.
Property, Plant and Equipment
Net property, plant and equipment decreased $54.1 million in the first three months of 2021 and decreased $49.1 million in the twelve months since March 31, 2020. The decrease in the first three months was primarily due to depreciation expense of $65.4 million, sale or disposition of fixed assets of $45.5 million and unfavorable changes in foreign currency translation of $13.3 million, partially offset by capital expenditures of $64.3 million. Since March 31, 2020, the decrease was primarily due to depreciation expense of $266.9 million and sale or disposition of fixed assets of $88.9 million, partially offset by capital expenditures of $261.5 million and favorable changes in foreign currency translation of $39.3 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and aviation transportation and information systems hardware in the Administrative segment.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $299.0 million from December 31, 2020 and decreased $322.8 million from March 31, 2020. The net decrease during the first three months of 2021 was primarily due to dispositions of $167.8 million (primarily related to the divestiture), amortization of $79.2 million and foreign currency translation of $68.1 million. The net decrease over the twelve month period from March 31, 2020 was primarily due to amortization of $314.5 million and dispositions of $167.8 million, partially offset by foreign currency translation of $144.8 million.
The fair value of the Company's acquired intangible assets may be impacted by the Company's ongoing integration efforts. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Other Assets
Other assets at March 31, 2021 decreased $99.4 million in the first three months of 2021 and increased $9.6 million from a year ago. The decrease in the first quarter was primarily due to the sale of investments to fund the Company’s domestic defined contribution plan, as well as a decrease in deferred tax assets and deposits. See Note 13 in Item 1 for additional information on investments. The increase from March 31, 2020 was primarily due to an increase in investments, partially offset by a decrease in deposits.
Debt (including Short-term borrowings)

	March 31,	December 31,	March 31,
	2021	2020	2020
Long-term debt	$8,290.9	$8,292.0	$8,718.7
Short-term borrowings	818.1	0.1	1,051.5
Total debt outstanding	$9,109.0	$8,292.1	$9,770.2
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
At March 31, 2021, the Company's short-term borrowings were comprised of $816.9 million outstanding under its commercial paper program and $1.2 million outstanding under various foreign programs. The weighted average interest rate for the borrowings outstanding under the commercial paper program was 0.29% at March 31, 2021. The Company had unused capacity under its various credit agreements of $2.683 billion at March 31, 2021. See Note 6 in Item 1 for additional information.

Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for postretirement benefits other than pensions did not change significantly from December 31, 2020 and March 31, 2020. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes at March 31, 2021 decreased $48.3 million in the first three months of 2021, and decreased $151.7 million from a year ago, primarily due to amortization of acquisition-related intangible assets and the disposition of certain intangible assets in the Wattyl divestiture.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2021. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2021. See Note 8 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Except for the change in total debt discussed above and the disclosures related to debt in Note 6 of Item 1, there have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first quarter of 2021 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	March 31,	December 31,	March 31,
	2021	2020	2020
Total shareholders’ equity	$3,078.7	$3,610.8	$3,289.1
Shareholders’ equity decreased $532.1 million during the first three months of 2021 as a result of $796.9 million of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $151.8 million and a decrease in Accumulated other comprehensive loss of $45.5 million, partially offset by net income of $409.6 million and an increase in other capital of $52.2 million primarily associated with stock-based compensation expense and stock option exercises.
Shareholders’ equity decreased $210.4 million since March 31, 2020 as a result of $2.278 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $516.9 million, partially offset by net income of $2.118 billion, an increase in other capital of $328.1 million primarily associated with stock-based compensation expense and stock option exercises, and a decrease in Accumulated other comprehensive loss of $137.3 million.
During the first three months of 2021, the Company purchased 3.3 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2021 to purchase 55.35 million shares of its common stock.

In February 2021, the Company's Board of Directors increased the quarterly cash dividend from $.4467 per share to $.55 per share. This quarterly dividend will result in an annual dividend for 2021 of $2.20 per share or a 29.9% payout of 2020 diluted net income per share.
Cash Flow
Net operating cash for the three months ended March 31, 2021 was a cash source of $195.7 million compared to a cash source of $54.9 million for the same period in 2020. The improvement in net operating cash was primarily due to an increase in net income including the impact from the Wattyl divestiture, partially offset by an increase in cash requirements for working capital.
Net investing cash usage decreased $91.5 million in the first three months of 2021 to a usage of $6.4 million from a usage of $97.9 million in 2020 primarily due to the proceeds received from the Wattyl divestiture, partially offset by cash used for acquisitions in the current year.
Net financing cash decreased $210.5 million to a usage of $94.8 million in the first three months of 2021 from a source of $115.7 million for the same period in 2020 primarily due to a decrease in proceeds from net issuances of long-term debt, short-term borrowings, treasury stock issuances, as well as an increase in cash dividends, partially offset by a lower level of cash used for treasury stock purchases.
In the twelve month period from April 1, 2020 through March 31, 2021, the Company generated net operating cash of $3.549 billion, used $230.9 million in investing activities and used $3.231 billion in financing activities.
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
See Note 12 in Item 1 for disclosures related to the $744.0 million of outstanding U.S. Dollar to Euro cross currency swap contracts designed to hedge the Company’s net investment in its European subsidiaries.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At March 31, 2021, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company’s debt and related covenant.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes and interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that excludes the loss on divestiture of Wattyl. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company's EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further,

EBITDA and Adjusted EBITDA should not be considered alternatives to Net income or Net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of Net income and Net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Condensed Statements of Consolidated Cash Flows in Item 1.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

(millions of dollars)	Three Months Ended March 31,
	2021	2020
Net income	$409.6	$321.7
Interest expense	83.2	86.2
Income taxes	99.4	70.6
Depreciation	65.4	66.5
Amortization	79.2	78.1
EBITDA	$736.8	$623.1
Loss on divestiture	111.9	—
Adjusted EBITDA	$848.7	$623.1
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
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Securities and Exchange Commission regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to these regulations, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the first quarter ended March 31, 2021, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the repurchase activity for the Company’s first quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)	—	$—	—	13,650,000
Employee transactions (2)	—	$—		N/A

February 1 - February 28
Share repurchase program (1)	2,100,000	$237.91	2,100,000	56,550,000
Employee transactions (2)	92,838	$238.22		N/A

March 1 - March 31
Share repurchase program (1)	1,200,000	$229.79	1,200,000	55,350,000
Employee transactions (2)	237	$232.87		N/A
Total
Share repurchase program (1)	3,300,000	$234.96	3,300,000	55,350,000
Employee transactions (2)	93,075	$238.21	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. On February 17, 2021, the Board of Directors authorized the Company to purchase an additional 45,000,000 shares of the Company’s common stock for treasury purposes. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
During the three months ended March 31, 2021, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to global tax advisory and tax compliance services.

Item 6. Exhibits.

3.1
Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended through February 18, 2015, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2021, and incorporated herein by reference.

10.1*
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 28, 2021	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

April 28, 2021	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer