Form 10-Q
period 2021-06-30
SHERWIN WILLIAMS CO
filed 2021-07-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended June 30, 2021
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

Common Stock, $0.33-1/3 Par Value – 263,302,451 shares as of June 30, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$5,379.8	$4,604.0	$10,035.8	$8,750.7
Cost of goods sold	2,968.4	2,395.1	5,512.4	4,652.1
Gross profit	2,411.4	2,208.9	4,523.4	4,098.6
Percent to net sales	44.8%	48.0%	45.1%	46.8%
Selling, general and administrative expenses	1,437.8	1,291.3	2,763.7	2,598.9
Percent to net sales	26.7%	28.0%	27.5%	29.7%
Other general (income) expense - net	(5.2)	(1.1)	112.3	2.6
Amortization	77.8	77.4	157.0	155.5
Interest expense	83.5	88.1	166.7	174.3
Interest and net investment income	(0.6)	(0.6)	(1.2)	(1.2)
Other (income) expense - net	(1.1)	6.4	(3.3)	28.8
Income before income taxes	819.2	747.4	1,328.2	1,139.7
Income taxes	170.6	151.5	270.0	222.1
Net income	$648.6	$595.9	$1,058.2	$917.6

Net income per common share:
Basic	$2.47	$2.20	$4.00	$3.37
Diluted	$2.42	$2.16	$3.93	$3.31

Weighted average shares outstanding:
Basic	262.8	271.4	264.3	272.3
Diluted	267.8	275.9	269.0	277.3

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$648.6	$595.9	$1,058.2	$917.6

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments (1)	62.6	34.4	16.3	(184.3)

Pension and other postretirement benefit adjustments:
Amounts reclassified from Other comprehensive income (loss) (2)	1.4	0.7	3.2	1.3

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive income (loss) (3)	(1.4)	(1.2)	(2.4)	(4.7)

Other comprehensive income (loss)	62.6	33.9	17.1	(187.7)

Comprehensive income	$711.2	$629.8	$1,075.3	$729.9
(1)    The three months ended June 30, 2021 includes unrealized losses of $(6.0) million, net of taxes of $2.0 million, related to net investment hedges. The three months ended June 30, 2020 includes unrealized losses of $(9.3) million, net of taxes of $2.9 million, related to net investment hedges. The six months ended June 30, 2021 includes unrealized gains of $17.1 million, net of taxes of $(5.5) million, related to net investment hedges. The six months ended June 30, 2020 includes unrealized losses of $(0.1) million related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $(0.3) million and $(0.1) million in the three months ended June 30, 2021 and 2020, respectively. Net of taxes of $(1.1) million and $(0.3) million in the six months ended June 30, 2021 and 2020, respectively.
(3)    Net of taxes of $0.1 million and $0.2 million in the three months ended June 30, 2021 and 2020, respectively. Net of taxes of $0.4 million and $1.4 million in the six months ended June 30, 2021 and 2020, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2021	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$219.6	$226.6	$188.1
Accounts receivable, net	2,590.6	2,078.1	2,472.5
Inventories	1,804.1	1,804.1	1,788.6
Other current assets	571.4	482.6	434.0
Total current assets	5,185.7	4,591.4	4,883.2
Property, plant and equipment, net	1,806.3	1,834.5	1,798.6
Goodwill	7,017.5	7,049.1	6,976.8
Intangible assets	4,165.8	4,471.2	4,533.7
Operating lease right-of-use assets	1,764.2	1,761.1	1,696.6
Other assets	580.1	694.3	605.6
Total assets	$20,519.6	$20,401.6	$20,494.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$762.1	$0.1	$559.5
Accounts payable	2,502.8	2,117.8	1,848.4
Compensation and taxes withheld	593.1	752.7	467.3
Accrued taxes	228.8	183.5	255.7
Current portion of long-term debt	687.1	25.1	0.7
Current portion of operating lease liabilities	393.0	387.3	369.4
Other accruals	1,023.5	1,127.9	958.6
Total current liabilities	6,190.4	4,594.4	4,459.6
Long-term debt	7,603.8	8,266.9	8,289.4
Postretirement benefits other than pensions	273.1	275.6	262.5
Deferred income taxes	803.4	846.1	953.2
Long-term operating lease liabilities	1,429.5	1,434.1	1,390.7
Other long-term liabilities	1,379.0	1,373.7	1,269.2
Shareholders’ equity:
Common stock—$0.33-1/3 par value:
263.3 million, 268.7 million and 273.1 million shares outstanding
at June 30, 2021, December 31, 2020 and June 30, 2020, respectively	90.6	89.9	120.0
Other capital	3,608.1	3,491.4	3,289.1
Retained earnings	1,604.8	844.3	8,036.0
Treasury stock, at cost	(1,761.9)	(96.5)	(6,708.0)
Accumulated other comprehensive loss	(701.2)	(718.3)	(867.2)
Total shareholders' equity	2,840.4	3,610.8	3,869.9
Total liabilities and shareholders’ equity	$20,519.6	$20,401.6	$20,494.5

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net income	$1,058.2	$917.6
Adjustments to reconcile net income to net operating cash:
Depreciation	136.4	132.6
Non-cash lease expense	194.5	181.8
Amortization of intangible assets	157.0	155.5
Loss on divestiture of business	111.9	—
Loss on extinguishment of debt	—	21.3
Amortization of credit facility and debt issuance costs	3.2	3.8
Stock-based compensation expense	39.0	46.4
Provisions for environmental-related matters	5.0	10.7
Defined benefit pension plans net cost	3.9	3.8
Deferred income taxes	(19.2)	5.9
Other	26.4	(2.6)
Change in working capital accounts - net	(338.1)	(253.8)
Change in operating lease liabilities	(196.7)	(175.0)
Costs incurred for environmental-related matters	(21.3)	(14.0)
Other	41.1	40.6
Net operating cash	1,201.3	1,074.6

INVESTING ACTIVITIES
Capital expenditures	(151.4)	(142.3)
Acquisitions of businesses, net of cash acquired	(25.3)	—
Proceeds from divestiture of business	116.2	—
Proceeds from sale of assets	13.1	24.8
Increase in other investments	(25.1)	(29.3)
Net investing cash	(72.5)	(146.8)

FINANCING ACTIVITIES
Net increase in short-term borrowings	761.9	355.0
Proceeds from long-term debt	—	999.0
Payments of long-term debt	—	(1,204.7)
Payments for credit facility and debt issuance costs	(1.7)	(10.0)
Payments of cash dividends	(297.7)	(245.6)
Proceeds from stock options exercised	68.2	77.6
Treasury stock purchased	(1,645.5)	(890.3)
Proceeds from treasury stock issued	11.7	57.4
Other	(22.2)	(24.5)
Net financing cash	(1,125.3)	(886.1)

Effect of exchange rate changes on cash	(10.5)	(15.4)
Net (decrease) increase in cash and cash equivalents	(7.0)	26.3
Cash and cash equivalents at beginning of year	226.6	161.8
Cash and cash equivalents at end of period	$219.6	$188.1

Income taxes paid	$219.5	$25.3
Interest paid	166.6	170.0

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
Net income			409.6			409.6
Other comprehensive loss					(45.5)	(45.5)
Treasury stock purchased				(775.4)		(775.4)
Stock-based compensation activity	0.3	51.5		(21.5)		30.3
Other adjustments		0.7				0.7
Cash dividends -- $0.55 per share			(151.8)			(151.8)
Balance at March 31, 2021	$90.2	$3,543.6	$1,102.1	$(893.4)	$(763.8)	$3,078.7
Net income			648.6			648.6
Other comprehensive income					62.6	62.6
Treasury stock purchased				(870.1)		(870.1)
Treasury stock issued		9.3		2.4		11.7
Stock-based compensation activity	0.4	54.6		(0.8)		54.2
Other adjustments		0.6				0.6
Cash dividends -- $0.55 per share			(145.9)			(145.9)
Balance at June 30, 2021	$90.6	$3,608.1	$1,604.8	$(1,761.9)	$(701.2)	$2,840.4

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
Net income			321.7			321.7
Other comprehensive loss					(221.6)	(221.6)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(890.3)		(890.3)
Treasury stock issued		13.5		43.9		57.4
Stock-based compensation activity	0.3	48.7		(24.8)		24.2
Other adjustments		0.3				0.3
Cash dividends -- $0.4467 per share			(122.9)			(122.9)
Balance at March 31, 2020	$119.7	$3,215.5	$7,562.7	$(6,707.7)	$(901.1)	$3,289.1
Net income			595.9			595.9
Other comprehensive income					33.9	33.9
Stock-based compensation activity	0.3	73.3		(0.3)		73.3
Other adjustments		0.3	0.1			0.4
Cash dividends -- $0.4467 per share			(122.7)			(122.7)
Balance at June 30, 2020	$120.0	$3,289.1	$8,036.0	$(6,708.0)	$(867.2)	$3,869.9

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended June 30, 2021 and 2020
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
There have been no significant changes in significant accounting policies since December 31, 2020. Accounting estimates were revised as necessary during the first six months of 2021 based on new information and changes in facts and circumstances. Certain amounts in the 2020 condensed consolidated financial statements have been reclassified to conform to the 2021 presentation.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2021 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
Stock Split
During the first quarter of 2021, the Company’s Board of Directors approved and declared a three-for-one stock split to shareholders of record at the close of business on March 23, 2021 (the Stock Split). The Stock Split was effected on March 31, 2021. All prior year share and per share information herein has been retroactively adjusted to reflect the Stock Split.
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
On March 31, 2021, the Company divested Wattyl, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million. The divestiture will allow the Company to focus its resources on global opportunities which align with our long-term strategies. In connection with this transaction, the Company recognized a pre-tax loss of $111.9 million within Other general (income) expense - net (see Note 15). The Wattyl divestiture does not meet the criteria to be reported as discontinued operations in our consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

NOTE 4—INVENTORIES
Included in Inventories were the following:

	June 30,	December 31,	June 30,
	2021	2020	2020
Finished goods	$1,282.8	$1,427.6	$1,432.3
Work in process and raw materials	521.3	376.5	356.3
Inventories	$1,804.1	$1,804.1	$1,788.6

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
NOTE 5—GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	June 30,	December 31,	June 30,
	2021	2020	2020
Land	$258.9	$283.5	$282.9
Buildings	1,078.5	1,098.0	1,052.0
Machinery and equipment	3,006.4	3,026.8	2,931.9
Construction in progress	189.3	140.5	114.6
Property, plant and equipment, gross	4,533.1	4,548.8	4,381.4
Less allowances for depreciation	2,726.8	2,714.3	2,582.8
Property, plant and equipment, net	$1,806.3	$1,834.5	$1,798.6
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
NOTE 6—DEBT
On June 29, 2021, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.000 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit Agreement replaced the $2.000 billion credit agreement dated July 19, 2018, as amended, which was terminated effective June 29, 2021. The New Credit Agreement will mature on June 29, 2026 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the New Credit Agreement provides that the Borrowers may increase the aggregate amount of the facility to $2.750 billion, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million.
On May 3, 2021 and February 16, 2021, the Company amended its five-year credit agreement entered into in May 2016 and subsequently amended on multiple dates. The May 3, 2021 and February 16, 2021 amendments extend the maturity of $75.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension and increase of letters of credit from December 20, 2021 to June 20, 2026 and December 21, 2021 to December 20, 2025, respectively.
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
NOTE 7—PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$1.2	$1.1	$1.8	$1.8	$0.4	$0.4
Interest cost	0.8	0.8	1.4	1.9	1.3	1.8
Expected return on assets	(1.8)	(1.6)	(2.3)	(2.6)
Recognition of:
Unrecognized prior service cost (credit)	0.2	0.4			0.1	(0.2)
Unrecognized actuarial loss			0.3	0.1	1.1	0.5
Net periodic benefit cost	$0.4	$0.7	$1.2	$1.2	$2.9	$2.5

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$2.5	$2.2	$3.7	$3.5	$0.7	$0.8
Interest cost	1.4	1.6	2.8	3.7	2.6	3.7
Expected return on assets	(3.6)	(3.1)	(4.8)	(5.2)
Recognition of:
Unrecognized prior service cost (credit)	0.5	0.7			0.1	(0.5)
Unrecognized actuarial loss			0.7	0.4	2.3	1.0
Ongoing pension cost	0.8	1.4	2.4	2.4	5.7	5.0
Divestiture of business			0.7
Net periodic benefit cost	$0.8	$1.4	$3.1	$2.4	$5.7	$5.0
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2021 and 2020, the Company had accruals reported on the balance sheet as Other long-term liabilities of $283.8 million and $311.1 million, respectively. Estimated costs of current investigation and remediation activities of $68.6 million and $57.6 million are included in Other accruals at June 30, 2021 and 2020, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $108.7 million higher than the minimum accruals at June 30, 2021. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2021. At June 30, 2021, $298.8 million, or 84.8% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $108.7 million at June 30, 2021, $86.0 million, or 79.1%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At June 30, 2021, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. On July 17, 2019, after nearly twenty years of litigation, the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.) reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the defendants collectively shall pay a total of $305.0 million, with the defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the defendants. At June 30, 2021 and 2020, the Company had accruals for this agreement reported on the balance sheet of $64.7 million and $76.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $52.7 million and $64.7 million, respectively, included in Other long-term liabilities.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The Pennsylvania counties of Montgomery and Lehigh filed complaints against the Company and several other former lead-based paint and lead pigment manufacturers in the Courts of Common Pleas of Montgomery County, Pennsylvania and Lehigh County, Pennsylvania, respectively. In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants’ contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys’ fees. After the defendants removed the actions to federal court and the actions were remanded to state court, the defendants filed preliminary objections on December 21, 2020, seeking to dismiss the complaints with prejudice. The briefing associated with the preliminary objections concluded on February 23, 2021. Oral argument for the Lehigh County action occurred on April 14, 2021. The parties are awaiting the trial courts’ decisions.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in Wisconsin state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed and, on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the defendants.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the District Court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The District Court’s decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the Seventh Circuit reversed the judgment and remanded the case back to the District Court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking that Court’s review of the Seventh Circuit’s decision, and on May 18, 2015, the United States Supreme Court denied the defendants’ petition. The case is currently pending in the District Court.
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial was held in May 2019 and resulted in a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). After post-trial motions resulted in the damages award to plaintiff Glenn Burton, Jr. being reduced to $800,000, the Company filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit. On April 15, 2021, the Seventh Circuit reversed the judgments and held that the Company was entitled to judgment as a matter of law on all claims filed by the three plaintiffs. The plaintiffs filed a petition with the Seventh Circuit on April 27, 2021, seeking a rehearing en banc and, in the alternative, a request for certification of questions to the Wisconsin Supreme Court. The plaintiffs’ petition was denied by the Seventh Circuit on May 12, 2021.
In Maniya Allen, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, cases involving six of the 146 plaintiffs were selected for discovery. In Dijonae Trammell, et al. v. American Cyanamid, et al., also pending in the United States District Court for the Eastern District of Wisconsin, discovery for one of the three plaintiffs was consolidated with the six Allen cases referenced above. The parties selected four of the cases to proceed to expert discovery and to prepare for trial. The District Court previously issued an order scheduling trial in the four cases to commence on June 15, 2020, but the trial date was continued due to the COVID-19 pandemic, and no new trial date has been scheduled. On May 20, 2021, the Company and the three other defendants filed motions for summary judgment to dismiss the claims of all of the plaintiffs in the Allen and Trammell cases in light of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases.

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
On March 8, 2021, the Illinois Department of Healthcare and Family Services filed a petition to intervene and a proposed amended complaint, which would eliminate the class and all prior claims by individual plaintiffs and would propose a subrogation claim by the State agency to recover its expenditures for blood lead testing. Defendants opposed the petition to intervene, and briefing on the petition has concluded. A hearing on the petition to intervene is scheduled for August 10, 2021.

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

The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The trial court entered an order on December 4, 2020, granting the liability insurers’ motion for summary judgment, denying the Company’s motion, and entering final judgment in favor of the liability insurers. The trial court sided with the Company on all of the issues presented, except one. On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the liability insurers filed cross-appeals. Briefing on the issues has concluded, and oral argument is scheduled for August 25, 2021.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. On February 21, 2020, the Company filed a motion to dismiss. On April 7, 2020, the plaintiffs filed a brief in opposition. The Company filed a reply brief on April 20, 2020. A hearing on the motion to dismiss occurred on January 29, 2021 and was continued on July 13-14, 2021.

NOTE 10—SHAREHOLDERS' EQUITY
Dividends paid on common stock during each of the first two quarters of 2021 and 2020 were $0.55 per share and $0.4467 per share, respectively.
During the six months ended June 30, 2021, 846,315 stock options were exercised at a weighted average price per share of $80.91. In addition, 271,371 restricted stock units vested during this period.
In April 2021, the Company received proceeds of $11.7 million in conjunction with the issuance of treasury shares to fund obligations related to a non-qualified benefit plan. In February 2020, the Company received proceeds of $57.4 million in conjunction with the issuance of treasury shares to fund Company contributions to the domestic defined contribution plan.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2020	$(671.5)	$(87.2)	$40.4	$(718.3)
Amounts recognized in AOCI	16.3			16.3
Amounts reclassified from AOCI		3.2	(2.4)	0.8
Balance at June 30, 2021	$(655.2)	$(84.0)	$38.0	$(701.2)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2019	$(657.4)	$(69.2)	$47.1	$(679.5)
Amounts recognized in AOCI	(184.3)			(184.3)
Amounts reclassified from AOCI		1.3	(4.7)	(3.4)
Balance at June 30, 2020	$(841.7)	$(67.9)	$42.4	$(867.2)

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

	June 30,	December 31,	June 30,
	2021	2020	2020
Other accruals	$22.8	$31.0	$—
Other long-term liabilities	40.4	54.8	14.2

The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses) for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Unrealized gain (loss)	$(8.0)	$(12.2)	$22.6	$(0.1)
Tax effect	2.0	2.9	(5.5)	—
Unrealized gain (loss), net of taxes	$(6.0)	$(9.3)	$17.1	$(0.1)
NOTE 13—FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
Except for the acquisition and divestiture-related fair value measurements described in Note 3, the Company did not have any fair value measurements for its non-financial assets and liabilities during the six months ended June 30, 2021. There were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$77.4	$41.9	$35.5		$69.2	$37.9	$31.3
Qualified Replacement Plan assets	92.2	92.2			161.5	161.5
	$169.6	$134.1	$35.5	$—	$230.7	$199.4	$31.3	$—

Liabilities:
Deferred compensation plan liabilities	$101.7	$101.7			$92.2	$92.2
Net investment hedge liability	63.2		$63.2		85.8		$85.8
	$164.9	$101.7	$63.2	$—	$178.0	$92.2	$85.8	$—

The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $60.6 million and $58.1 million at June 30, 2021 and December 31, 2020, respectively.
The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The investments are valued using quoted prices multiplied by the number of shares. The cost basis of the investment funds was $84.5 million and $159.6 million at June 30, 2021 and December 31, 2020, respectively.
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

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,265.1	$9,270.6	$8,265.2	$9,707.0
Non-publicly traded debt	25.8	25.4	26.8	26.5
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
Refer to Note 18 for the Company's disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Approximately 80% of the Company’s net external sales are in the Company’s North America region (which is comprised of the United States, Canada and the Caribbean region), slightly less than 10% in the EMEAI region (Europe, Middle East, Africa and India), with the remaining global regions accounting for the residual balance. No individual country outside of the United States is individually significant.
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

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2020	$2,078.1	$52.0	$170.7	$266.3	$8.2
Balance at June 30, 2021	2,590.6	59.1	143.4	228.1	8.7
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	2021	2020
Balance at January 1	$53.5	$36.5
Adjustment upon adoption of ASU 2016-13	—	3.0
Bad debt expense	18.0	56.6
Uncollectible accounts written off, net of recoveries	(4.9)	(18.4)
Balance at June 30	$66.6	$77.7

NOTE 15—OTHER
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provisions for environmental matters - net	$2.5	$8.5	$5.0	$10.7
Loss on divestiture of business (see Note 3)	—	—	111.9	—
Gain on sale or disposition of assets	(7.7)	(9.6)	(4.6)	(8.1)
Other general (income) expense - net	$(5.2)	$(1.1)	$112.3	$2.6
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
The gain on sale or disposition of assets represents net realized gains associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
Other (income) expense - net
Included in Other (income) expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment and royalty income	$(11.8)	$(4.9)	$(18.3)	$(2.6)
Loss on extinguishment of debt (see Note 6)	—	—	—	21.3
Net expense from banking activities	2.5	2.4	5.1	5.2
Foreign currency transaction related losses	9.1	6.5	11.6	10.4
Miscellaneous pension expense	1.1	1.1	2.0	2.3
Other income	(7.3)	(0.3)	(12.5)	(11.1)
Other expense	5.3	1.6	8.8	3.3
Other (income) expense - net	$(1.1)	$6.4	$(3.3)	$28.8
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at June 30, 2021 and 2020.
Miscellaneous pension expense consists of the non-service components of Net periodic benefit cost. See Note 7.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.

NOTE 16—INCOME TAXES
The effective tax rate was 20.8% and 20.3% for the second quarter and first six months of 2021, respectively, compared to 20.3% and 19.5% for the second quarter and first six months of 2020, respectively. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during the first six months of 2021 and 2020. The other significant components of the Company’s effective tax rate were consistent year over year.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2020 during the six months ended June 30, 2021.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest and submitted additional information for consideration. The Company is evaluating the adjustments and believes that it is adequately reserved for any potential exposure. As of June 30, 2021, the federal statute of limitations had not expired for the 2013 through 2020 tax years.
At June 30, 2021, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2020. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2020.
NOTE 17—NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic
Net income	$648.6	$595.9	$1,058.2	$917.6
Average shares outstanding	262.8	271.4	264.3	272.3
Basic net income per share	$2.47	$2.20	$4.00	$3.37

Diluted
Net income	$648.6	$595.9	$1,058.2	$917.6
Average shares outstanding assuming dilution:
Average shares outstanding	262.8	271.4	264.3	272.3
Stock options and other contingently issuable shares (1)	5.0	4.4	4.7	4.9
Non-vested restricted stock grants	—	0.1	—	0.1
Average shares outstanding assuming dilution	267.8	275.9	269.0	277.3
Diluted net income per share	$2.42	$2.16	$3.93	$3.31
(1)There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2021. There were 1.4 million stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2020.

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

	Three Months Ended June 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,093.4	$731.5	$1,554.5	$0.4	$5,379.8
Intersegment transfers	—	1,099.6	37.9	(1,137.5)	—
Total net sales and intersegment transfers	$3,093.4	$1,831.1	$1,592.4	$(1,137.1)	$5,379.8

Segment profit	$727.3	$122.8	$144.8		$994.9
Interest expense				$(83.5)	(83.5)
Administrative expenses and other				(92.2)	(92.2)
Income before income taxes	$727.3	$122.8	$144.8	$(175.7)	$819.2

	Three Months Ended June 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,523.7	$980.2	$1,099.8	$0.3	$4,604.0
Intersegment transfers	—	875.2	44.3	(919.5)	—
Total net sales and intersegment transfers	$2,523.7	$1,855.4	$1,144.1	$(919.2)	$4,604.0

Segment profit	$599.7	$237.4	$97.4		$934.5
Interest expense				$(88.1)	(88.1)
Administrative expenses and other				(99.0)	(99.0)
Income before income taxes	$599.7	$237.4	$97.4	$(187.1)	$747.4

	Six Months Ended June 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,596.5	$1,509.6	$2,928.8	$0.9	$10,035.8
Intersegment transfers	—	2,083.6	69.9	(2,153.5)	—
Total net sales and intersegment transfers	$5,596.5	$3,593.2	$2,998.7	$(2,152.6)	$10,035.8

Segment profit	$1,207.3	$266.5	$288.6		$1,762.4
Interest expense				$(166.7)	(166.7)
Administrative expenses and other				(267.5)	(267.5)
Income before income taxes	$1,207.3	$266.5	$288.6	$(434.2)	$1,328.2

	Six Months Ended June 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$4,829.2	$1,602.5	$2,317.4	$1.6	$8,750.7
Intersegment transfers	—	1,745.7	76.3	(1,822.0)	—
Total net sales and intersegment transfers	$4,829.2	$3,348.2	$2,393.7	$(1,820.4)	$8,750.7

Segment profit	$988.0	$320.9	$211.1		$1,520.0
Interest expense				$(174.3)	(174.3)
Administrative expenses and other				(206.0)	(206.0)
Income before income taxes	$988.0	$320.9	$211.1	$(380.3)	$1,139.7
In the reportable segment financial information, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. In addition, the Administrative segment includes the $111.9 million pre-tax loss on the Wattyl divestiture recognized during the six months ended June 30, 2021. See Notes 3 and 15 for additional information on the Wattyl divestiture. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $1.102 billion and $776.2 million for the three months ended June 30, 2021 and 2020, respectively. Net external sales of all consolidated foreign subsidiaries were $2.139 billion and $1.604 billion for the six months ended June 30, 2021 and 2020, respectively. Long-lived assets of these subsidiaries totaled $2.844 billion and $3.026 billion at June 30, 2021 and 2020, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2021 and 2020.
For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 19—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying value of the investments is recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments at June 30, 2021, December 31, 2020 and June 30, 2020.

	June 30,	December 31,	June 30,
	2021	2020	2020
Other assets	$186.2	$198.2	$192.2
Other accruals	42.9	89.0	57.9
Other long-term liabilities	141.5	127.3	98.6

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
SUMMARY
•Consolidated net sales increased 16.9% in the quarter to $5.380 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 19.3% in the quarter
•Diluted net income per share increased 12.0% to $2.42 per share in the quarter
•Net operating cash increased 11.8% year-to-date to $1.201 billion, or 12.0% of sales
OUTLOOK
While the Company has delivered a solid performance during the first half of 2021, many uncertainties remain, including the extent and duration of raw material inflation and supply chain constraints, as well as changes in demand for our products due to the impacts of the COVID-19 pandemic. Despite the uncertainties, our businesses continue to be well-positioned, and we have confidence in our long-term outlook.
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the global economy. We continue to work with government and health authorities to operate our business during this crisis, including our company-operated stores, manufacturing plants and other facilities. We also continue to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our employees, customers and their families worldwide.
As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact to the Company worldwide, including our financial position, liquidity, results of operations and cash flows, while managing our response to the pandemic through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners. Please see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further information regarding the current and potential impact of the COVID-19 pandemic on the Company.
In February 2021, Winter Storm Uri had a broad impact on the industry’s raw material supply chain. While the storm had limited direct impact to the Company’s production facilities, the disruption to the supply chain created an economic environment with tight supply fundamentals and higher raw material inflation.
The Company continues to work diligently to collaborate across its businesses and with its customers to meet robust demand and minimize any impact on production or sales levels as a result of the global supply chain disruptions while providing differentiated solutions and excellent service to our customers. The Company anticipates building inventory during its seasonally slower fourth quarter and has announced price increases in all businesses to offset the impact of higher raw material costs.
Overall, we remain disciplined in our capital allocation approach, focused on driving value for our customers and returns to our shareholders. We will also continue to pursue business acquisitions and transactions that fit our strategy, and we expect to use any excess cash to make open market purchases of our common stock. We have a strong liquidity position, with $219.6 million in cash and $2.741 billion of unused capacity under our credit facilities at June 30, 2021. We are in compliance with bank covenants and expect to remain in compliance.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2021 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and six months ended June 30, 2021 and 2020.
Net Sales

(dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
The Americas Group	$3,093.4	$2,523.7	$569.7	22.6%	$5,596.5	$4,829.2	$767.3	15.9%
Consumer Brands Group	731.5	980.2	(248.7)	(25.4)%	1,509.6	1,602.5	(92.9)	(5.8)%
Performance Coatings Group	1,554.5	1,099.8	454.7	41.3%	2,928.8	2,317.4	611.4	26.4%
Administrative	0.4	0.3	0.1	33.3%	0.9	1.6	(0.7)	(43.8)%
Total	$5,379.8	$4,604.0	$775.8	16.9%	$10,035.8	$8,750.7	$1,285.1	14.7%
Three Months Ended June 30, 2021
Consolidated net sales increased in the second quarter of 2021 primarily due to higher product sales volume in The Americas Group and the Performance Coatings Group, partially offset by lower product sales volume in the Consumer Brands Group. Currency translation rate changes increased net sales by 2.1% in the second quarter. Net sales of all consolidated foreign subsidiaries increased 42.0% to $1.102 billion in the second quarter compared to $776.2 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the second quarter was due primarily to higher volume sales in most end markets and selling price increases in the Performance Coatings Group and favorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased 11.8% to $4.278 billion in the second quarter compared to $3.828 billion in the same period last year.
Net sales in The Americas Group increased in the second quarter due primarily to higher architectural sales across all professional end markets, led by residential repaint, commercial and property maintenance that more than offset the decrease in DIY paint sales, and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 19.3% in the second quarter compared to last year’s comparable period. Sales of non-paint products increased 34.1% compared to last year's second quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in the second quarter due primarily to lower sales volume to most of the group’s retail customers as DIY demand returned to more normal levels, and the Wattyl divestiture, partially offset by selling price increases. Currency translation rate changes increased the Consumer Brands Group's net sales by 1.5% in the second quarter.
Net sales in the Performance Coatings Group stated in U.S. dollars increased in the second quarter primarily due to higher sales volumes in all end markets and selling price increases. Currency translation rate changes increased the Performance Coatings Group's net sales by 6.0% in the second quarter.
Six Months Ended June 30, 2021
Consolidated net sales increased in the six months of 2021 due primarily to higher product sales volume in The Americas Group and the Performance Coatings Group, partially offset by lower product sales volume in the Consumer Brands Group. Currency translation rate changes increased net sales by 1.4% in the first six months of 2021. Net sales of all consolidated foreign subsidiaries increased 33.4% to $2.139 billion in the first six months compared to $1.604 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first six months was due primarily to higher volume sales in most end markets and selling price increases in the Performance Coatings Group. Net sales of all operations other than consolidated foreign subsidiaries were up 10.5% to $7.896 billion in the first six months compared to $7.147 billion in the same period last year.

Net sales in The Americas Group increased in the first six months due primarily to higher product sales volume in all of our end markets excluding DIY, and selling price increases. Net sales from stores open for more than twelve calendar months in the

U.S. and Canada increased 14.1% in the first six months compared to last year’s comparable period. Sales of non-paint products increased 20.3% over last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.

Net sales of the Consumer Brands Group decreased in the first six months due primarily to lower volume sales to most of the group’s retail customers as DIY demand returned to more normal levels, and the Wattyl divestiture, partially offset by selling price increases. Currency translation rate changes increased the Consumer Brands Group's net sales by 2.0% in the first six months of 2021.
Net sales in the Performance Coatings Group stated in U.S. dollars increased in the first six months primarily due to higher sales volumes in most end markets and selling price increases. Currency translation rate changes increased the Performance Coatings Group's net sales by 3.9% in the first six months of 2021.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

(dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$5,379.8	100.0%	$4,604.0	100.0%	$10,035.8	100.0%	$8,750.7	100.0%
Cost of goods sold	2,968.4	55.2%	2,395.1	52.0%	5,512.4	54.9%	4,652.1	53.2%
Gross profit	2,411.4	44.8%	2,208.9	48.0%	4,523.4	45.1%	4,098.6	46.8%
SG&A	1,437.8	26.7%	1,291.3	28.0%	2,763.7	27.5%	2,598.9	29.7%
Other general (income) expense - net	(5.2)	(0.1)%	(1.1)	—%	112.3	1.1%	2.6	—%
Amortization	77.8	1.4%	77.4	1.7%	157.0	1.6%	155.5	1.8%
Interest expense	83.5	1.6%	88.1	1.9%	166.7	1.7%	174.3	2.0%
Interest and net investment income	(0.6)	—%	(0.6)	—%	(1.2)	—%	(1.2)	—%
Other (income) expense - net	(1.1)	—%	6.4	0.1%	(3.3)	—%	28.8	0.3%
Income before income taxes	$819.2	15.2%	$747.4	16.2%	$1,328.2	13.2%	$1,139.7	13.0%
Three Months Ended June 30, 2021
Cost of goods sold increased $573.3 million, or 23.9%, in the second quarter of 2021 compared to the same period in 2020 primarily due to higher sales volumes, higher raw material costs (including titanium dioxide and petrochemical feedstock sources) and unfavorable currency translation rate changes. Currency translation rate changes increased Cost of goods sold by 2.9% in the second quarter of 2021.
Consolidated gross profit increased $202.5 million in the second quarter of 2021 compared to the same period in 2020. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter to 44.8%, compared to 48.0% during the same period in 2020. Consolidated gross profit dollars increased primarily due to higher sales in The Americas Group and the Performance Coatings Group, partially offset by the impact of lower sales in the Consumer Brands Group and higher raw material costs in each Reportable Segment. The gross margin rate decreased primarily as a result of higher raw material costs in each Reportable Segment.
The Americas Group’s gross profit in the second quarter was higher than the same period last year by $250.9 million due primarily to higher sales volume and selling price increases, partially offset by higher raw material costs. The Americas Group’s gross profit as a percent of net sales decreased in the second quarter compared to the same period in 2020 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $139.8 million in the second quarter compared to the same period last year due primarily to lower sales volume and higher raw material costs. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the second quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $87.6 million, when stated in U.S. dollars, in the second quarter compared to the same period last year, primarily due to higher sales and favorable currency translation rate changes, partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of net sales decreased in the second quarter compared to the same period last year primarily due to higher raw material costs.

Consolidated selling, general and administrative expenses (SG&A) increased $146.5 million in the second quarter versus the same period last year due primarily to increased spending from new store openings and to support higher sales levels, partially offset by good cost control. As a percent of net sales, consolidated SG&A decreased 130 basis points in the second quarter compared to the same period last year primarily due to good cost control and higher sales.
The Americas Group’s SG&A increased $123.0 million in the second quarter compared to the same period last year due primarily to increased spending from new store openings and costs to support higher sales levels. The Consumer Brands Group’s SG&A decreased $23.0 million in the second quarter compared to the same period last year due to good cost control in line with a return to more normal DIY sales levels. The Performance Coatings Group’s SG&A increased $38.1 million in the second quarter compared to the same period last year to support higher sales levels and unfavorable currency translation rate changes. The Administrative segment’s SG&A increased $8.4 million in the second quarter compared to the same period last year.
In the second quarter of 2021, Other general (income) expense - net improved $4.1 million compared to the same period in 2020 primarily due to a decrease in provisions for environmental matters in the Administrative segment. See Note 15 of Item 1 for additional information.
In the second quarter of 2021, amortization of acquired intangibles was $51.0 million and $19.4 million for the Performance Coatings and Consumer Brands Groups, respectively. In the second quarter of 2020, amortization of acquired intangibles was $49.9 million and $21.4 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other (income) expense - net improved $7.5 million in the second quarter of 2021 compared to the same period in 2020 primarily due to higher miscellaneous sources of income, including investment and royalty income in the Administrative segment. See Note 15 of Item 1 for additional information.
Six Months Ended June 30, 2021
Cost of goods sold increased $860.3 million, or 18.5%, in the first six months of 2021 compared to the same period in 2020 primarily due to higher sales volumes, higher raw material costs (including titanium dioxide and petrochemical feedstock sources) and unfavorable currency translation rate changes. Currency translation rate changes increased Cost of goods sold by 1.9% in the first six months of 2021.
Consolidated gross profit increased $424.8 million in the first six months of 2021 compared to the same period in 2020. Consolidated gross profit as a percent of consolidated net sales decreased in the first six months of 2021 to 45.1%, compared to 46.8% during the same period in 2020. Consolidated gross profit dollars increased primarily due to higher sales in The Americas Group and the Performance Coatings Group, partially offset by the impact of lower sales in the Consumer Brands Group and higher raw material costs in each Reportable Segment. The gross margin rate decreased primarily as a result of higher raw material costs in each Reportable Segment.
The Americas Group’s gross profit in the first six months of 2021 was higher than the same period last year by $370.6 million due primarily to higher sales volume and selling price increases, partially offset by higher raw material costs. The Americas Group’s gross profit as a percent of net sales decreased in the first six months of 2021 compared to the same period in 2020 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $82.8 million in the first six months compared to the same period last year due primarily to lower sales volume and higher raw material costs. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the first six months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $133.3 million, when stated in U.S. dollars, in the first six months compared to the same period last year primarily due to higher sales volumes and selling price increases, partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of net sales decreased in the first six months compared to the same period last year due to higher raw material costs.
Consolidated selling, general and administrative expenses (SG&A) increased $164.8 million in the first six months of 2021 versus the same period last year due primarily to increased spending from new store openings and to support higher sales levels, partially offset by good cost control. As a percent of net sales, consolidated SG&A decreased 220 basis points in the first six months compared to the same period last year primarily due to good cost control and higher sales.
The Americas Group’s SG&A increased $155.3 million in the first six months of 2021 due primarily to increased spending from new store openings and costs to support higher sales levels. The Consumer Brands Group’s SG&A decreased $28.1 million in the first six months compared to the same period last year due to good cost control in line with a return to more normal DIY sales levels. The Performance Coatings Group’s SG&A increased $47.7 million in the first six months compared to the same period last year to support higher sales levels and unfavorable currency translation rate changes, partially offset by good cost control. The Administrative segment’s SG&A decreased $10.1 million in the first six months compared to the same period last year due primarily to lower stock-based compensation.

In the first six months of 2021, Other general (income) expense - net declined $109.7 million compared to the same period in 2020 primarily due to the recognition of a $111.9 million loss on the Wattyl divestiture in the Administrative segment. See Note 15 of Item 1 for additional information.
In the first six months of 2021, amortization of acquired intangibles was $102.0 million and $41.6 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first six months of 2020, amortization of acquired intangibles was $100.1 million and $42.8 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other (income) expense - net improved $32.1 million in the first six months of 2021 compared to the same period in 2020 primarily due to the $21.3 million loss on extinguishment of debt recognized in the first six months of 2020. See Note 15 of Item 1 for additional information.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

(dollars in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Income Before Income Taxes:
The Americas Group	$727.3	$599.7	21.3%	$1,207.3	$988.0	22.2%
Consumer Brands Group	122.8	237.4	(48.3)%	266.5	320.9	(17.0)%
Performance Coatings Group	144.8	97.4	48.7%	288.6	211.1	36.7%
Administrative	(175.7)	(187.1)	6.1%	(434.2)	(380.3)	(14.2)%
Total	$819.2	$747.4	9.6%	$1,328.2	$1,139.7	16.5%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	23.5%	23.8%		21.6%	20.5%
Consumer Brands Group	16.8%	24.2%		17.7%	20.0%
Performance Coatings Group	9.3%	8.9%		9.9%	9.1%
Administrative	nm	nm		nm	nm
Total	15.2%	16.2%		13.2%	13.0%

nm - not meaningful
Income Tax Expense
The effective tax rate was 20.8% for the second quarter of 2021 compared to 20.3% for the second quarter of 2020, and 20.3% for the first six months of 2021 compared to 19.5% for the first six months of 2020. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during 2021 and 2020. The other significant components of the Company's tax rate were consistent year over year. See Note 16 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the second quarter of 2021 increased to $2.42 per share compared to $2.16 per share in the second quarter of 2020. Diluted net income per share for the second quarter of 2021 included a $0.23 per share charge for acquisition-related amortization expense. The second quarter of 2020 included a $0.21 per share charge for acquisition-related amortization expense. Currency translation rate changes increased diluted net income per share by $0.01 in the second quarter.
Diluted net income per share in the first six months of 2021 increased to $3.93 per share compared to $3.31 per share in the first six months of 2020. Diluted net income per share for the first six months of 2021 included a $0.34 per share loss from the Wattyl divestiture (see Note 3 of Item 1) and included a $0.44 per share charge for acquisition-related amortization expense. The first six months of 2020 included a $0.41 per share charge for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.05 in the first six months.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong during the first six months of 2021 as net operating cash was $1.201 billion, an improvement of $126.7 million from the prior year comparable period, primarily due to improved operating results as consolidated income before income taxes increased $188.5 million to $1.328 billion in the current year or 13.2% of net sales. During the first six months of 2021, the Company’s EBITDA increased 11.6% to $1.788 billion. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents decreased $7.0 million during the first six months of 2021. Cash flow from operations, proceeds from the Wattyl divestiture and increased short-term borrowings funded normal seasonal working capital increases and allowed the Company to return $1.943 billion to shareholders in the form of share buybacks and cash dividends during the first six months.
At June 30, 2021, the Company had cash and cash equivalents of $219.6 million and total debt outstanding of $9.053 billion. Total debt, net of cash and cash equivalents, was $8.833 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as total current assets less total current liabilities, decreased $1.428 billion to a deficit of $1.005 billion at June 30, 2021 compared to a surplus of $423.6 million at June 30, 2020. The net working capital decrease is due to an increase in current liabilities, partially offset by an increase in current assets.
Comparing current asset balances at June 30, 2021 to June 30, 2020, cash and cash equivalents increased $31.5 million, accounts receivable increased $118.1 million due to higher sales, inventories increased $15.5 million due to higher costs partially offset by lower inventory quantities, and other current assets increased $137.4 million primarily related to prepaid expenses.
Current liability balances increased $1.731 billion at June 30, 2021 compared to June 30, 2020 primarily due to a $686.4 million increase in the current portion of long-term debt, a $654.4 million increase in accounts payable primarily due to the timing of payments, a $202.6 million increase in short-term borrowings and a $163.8 million increase in accruals primarily due to higher incentive compensation accruals and the timing of payments. At June 30, 2021, the Company’s current ratio was 0.84 compared to 1.00 and 1.09 at December 31, 2020 and June 30, 2020, respectively.
Property, Plant and Equipment
Net property, plant and equipment decreased $28.2 million in the first six months of 2021 and increased $7.7 million in the twelve months since June 30, 2020. The decrease in the first six months was primarily due to depreciation expense of $136.4 million and the sale or disposition of fixed assets of $48.7 million, partially offset by capital expenditures of $151.4 million. Since June 30, 2020, the increase was primarily due to capital expenditures of $312.9 million and favorable changes in foreign currency translation of $39.4 million, partially offset by depreciation expense of $271.8 million and sale or disposition of fixed assets of $78.1 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement and additional capacity in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative segment.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $337.0 million from December 31, 2020 and decreased $327.2 million from June 30, 2020. The net decrease during the first six months of 2021 was primarily due to dispositions of $166.5 million (primarily related to the Wattyl divestiture), amortization of $157.0 million and foreign currency translation of $29.4 million. The net decrease over the twelve month period from June 30, 2020 was primarily due to amortization of $314.9 million and dispositions of $166.5 million, partially offset by foreign currency translation of $139.8 million.
The fair value of the Company's acquired intangible assets may be impacted by the Company's ongoing integration efforts. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.

Other Assets
Other assets at June 30, 2021 decreased $114.2 million in the first six months of 2021 and decreased $25.5 million from a year ago. The decrease in the first six months was primarily due to the sale of investments to fund the Company’s domestic defined contribution plan, as well as a decrease in deferred tax assets and deposits. See Note 13 in Item 1 for additional information on investments. The decrease from June 30, 2020 was primarily due to a decrease in deferred tax assets and deposits, partially offset by an increase in other investments.
Debt (including Short-term borrowings)

	June 30,	December 31,	June 30,
	2021	2020	2020
Long-term debt	$8,290.9	$8,292.0	$8,290.1
Short-term borrowings	762.1	0.1	559.5
Total debt outstanding	$9,053.0	$8,292.1	$8,849.6
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
At June 30, 2021, the Company's short-term borrowings were comprised of $758.9 million outstanding under its commercial paper program and $3.2 million outstanding under various foreign programs. The weighted average interest rate for the borrowings outstanding under the commercial paper program was 0.19% at June 30, 2021. The Company had unused capacity under its various credit agreements of $2.741 billion at June 30, 2021. See Note 6 in Item 1 for additional information.
On June 29, 2021, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada, Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.000 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit Agreement replaced the credit agreement dated July 19, 2018, as amended, which was terminated effective June 29, 2021. The New Credit Agreement will mature on June 29, 2026 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the New Credit Agreement provides that the Borrowers may increase the aggregate amount of the facility to $2.750 billion, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2020 and June 30, 2020. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes at June 30, 2021 decreased $42.7 million in the first six months of 2021, and decreased $149.8 million from a year ago, primarily due to amortization of acquisition-related intangible assets and the disposition of certain intangible assets in the Wattyl divestiture.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2021. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2021. See Note 8 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Except for the change in total debt discussed above and the disclosures related to debt in Note 6 of Item 1, there have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2021 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	June 30,	December 31,	June 30,
	2021	2020	2020
Total shareholders’ equity	$2,840.4	$3,610.8	$3,869.9
Shareholders’ equity decreased $770.4 million during the first six months of 2021 as a result of $1.665 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $297.7 million, partially offset by net income of $1.058 billion, an increase in Other capital of $116.7 million primarily associated with stock-based compensation expense and stock option exercises, and a decrease in Accumulated other comprehensive loss of $17.1 million.
Shareholders’ equity decreased $1.030 billion since June 30, 2020 as a result of $3.146 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $540.1 million, partially offset by net income of $2.171 billion, an increase in Other capital of $319.0 million primarily associated with stock-based compensation expense and stock option exercises, and a decrease in Accumulated other comprehensive loss of $166.0 million.
During the first six months of 2021, the Company purchased 6.4 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2021 to purchase 52.25 million shares of its common stock.
In February 2021, the Company's Board of Directors increased the quarterly cash dividend from $.4467 per share to $.55 per share. If approved in all subsequent quarters, this quarterly dividend will result in an annual dividend for 2021 of $2.20 per share or a 29.9% payout of 2020 diluted net income per share.
Cash Flow
Net operating cash for the six months ended June 30, 2021 was a cash source of $1.201 billion compared to a cash source of $1.075 billion for the same period in 2020. The improvement in net operating cash was primarily due to an increase in net income including the impact from the Wattyl divestiture, partially offset by an increase in cash requirements for working capital.
Net investing cash usage decreased $74.3 million in the first six months of 2021 to a usage of $72.5 million from a usage of $146.8 million in 2020 primarily due to the proceeds received from the Wattyl divestiture, partially offset by cash used for acquisitions in the current year.
Net financing cash usage increased $239.2 million in the first six months of 2021 to a usage of $1.125 billion from a usage of $886.1 million for the same period in 2020 primarily due to an increase in treasury stock purchases and cash dividends paid, partially offset by an increase in proceeds from debt (primarily short-term borrowings).
In the twelve month period from July 1, 2020 through June 30, 2021, the Company generated net operating cash of $3.535 billion, used $248.1 million in investing activities and used $3.259 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At June 30, 2021, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company’s debt and related covenant.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes and interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that excludes the loss on the divestiture of Wattyl. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company's EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to Net income or Net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of Net income and Net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Condensed Statements of Consolidated Cash Flows in Item 1.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$648.6	$595.9	$1,058.2	$917.6
Interest expense	83.5	88.1	166.7	174.3
Income taxes	170.6	151.5	270.0	222.1
Depreciation	71.0	66.1	136.4	132.6
Amortization	77.8	77.4	157.0	155.5
EBITDA	$1,051.5	$979.0	$1,788.3	$1,602.1
Loss on divestiture	—	—	111.9	$—
Adjusted EBITDA	$1,051.5	$979.0	$1,900.2	$1,602.1

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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. The information below updates the risks relating to the COVID-19 pandemic. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, any of which could have a material effect on us. This situation continues to change rapidly and additional impacts may arise that we are not aware of currently. During the second quarter ended June 30, 2021, there were no material changes to our other previously disclosed risk factors.
The COVID-19 pandemic has adversely impacted our business, results of operations, cash flow and financial condition, and the extent to which the COVID-19 pandemic will adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future remains uncertain.
Beginning in early 2020, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of a novel strain of coronavirus (COVID-19). Some of these actions have been lifted in various jurisdictions, but continue to include quarantines, physical distancing, face coverings, restrictions on public gatherings and other health and safety protocols, stay-at-home orders, travel restrictions, mandatory business closures, and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
In response to the pandemic and these actions, we began implementing changes in our business in March 2020 designed to protect the health and well-being of our employees and customers and to support appropriate physical distancing and other health and safety protocols. In late March 2020, we temporarily reduced store hours and closed our sales floors in our company-operated paint stores to the general public, requiring our customers to order product online or via phone and to access their products via curbside pickup or delivery. We implemented remote, alternate and flexible work arrangements where possible, including implementing split shifts at facilities and remote work options for non-essential on-site functions, enhanced cleaning and sanitation procedures, transitioned some of our facilities to manufacture hand sanitizer for use in our facilities and surrounding communities, implemented domestic and international travel restrictions, implemented return to work and visitor screening protocols, and postponed or canceled hosting or attending large events. We also enhanced certain employee benefits, such as telehealth, paid sick leave, family leave and voluntary leave of absence policies and programs.
In May 2020, we began the process of reinstituting regular store hours and re-opening the sales floors in our stores with appropriate health and safety protocols, which resulted in all of our stores in the U.S. and Canada being fully reopened. We also began the process of returning some of our employees who work in office environments to the office, although many employees continued to work remotely. Recently, we commenced a phased-in return of employees to many of our offices. We continue to evaluate and adapt the changes we have made in our business since the onset of the pandemic and work with government and other authorities and organizations to maintain our operations and support the health and well-being of our employees, customers and their families.
The necessary and appropriate measures we have taken have resulted in additional costs, including for COVID-related leave and related healthcare costs in support of our employees and their families, and have adversely impacted our business and financial performance. We also have faced, and will continue to face, operational risks in connection with remote work arrangements, including but not limited to cybersecurity risks and increased vulnerability to damage or interruption resulting from, among other causes, cyber attacks, security breaches, phishing, malware, viruses, ransomware, power outages or system failures. As our response to the pandemic continues and evolves, we expect to incur additional costs and are likely to experience further adverse impacts to our business, each of which may be significant.

The COVID-19 outbreak has surfaced in all regions around the world and has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which are expected to continue, and all of which have adversely affected, and are expected to continue to adversely affect, our business. We have experienced occasional, temporary disruptions and closures of some of our facilities due to COVID-19. We also continue to see shifts in consumer behaviors and preferences, as well as impacts in the demand for some of our products. Beginning in the first quarter of 2020, we experienced an unprecedented surge in do-it-yourself (DIY) demand due to some of our customers spending more time at home and focusing on home improvement projects. As a result, our architectural business was quick to recover from the onset of the pandemic, while many of our industrial businesses recovered at a slower pace as a result of commercial and other industrial projects experiencing delays since the onset of the pandemic. While demand levels for our architectural and industrial businesses have begun to return to more normalized levels, our ability to predict and meet any future changes in the demand for our products due to the impacts of the pandemic remains uncertain. Although the raw materials used in the manufacturing, distribution, and sale of our products are typically available from various sources in sufficient quantities, and although we have not experienced significant raw material shortages, delays or increased costs to date due to the impacts of the pandemic, COVID-19 may result in increased costs and unexpected shortages or delays in the delivery of some raw materials, each of which could be significant. Since the first quarter of 2020, we have reduced spending in certain areas of our business, and we may need to take additional actions to reduce spending in the future.
While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including additional variants and resurgences, increases and spikes in the number of COVID-19 cases in certain areas; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including the duration, degree and effectiveness of directives, as well as the easing, removal and potential reinstitution of directives; (c) the further development, availability, effectiveness and distribution of treatments and vaccines for COVID-19; (d) the extent and duration of the pandemic’s adverse and/or volatile effects on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (e) our ability to sell, provide and meet the demand for our services and products, including as a result of potential reinstitution of temporarily-reduced store hours and sales floor closures in our stores and continued travel restrictions, mandatory business closures, and stay-at-home or similar orders or directives; (f) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations, including as a result of employees or their family members testing positive for COVID-19; (g) the ability of our customers and suppliers to continue their operations, which could affect our ability to sell, provide and meet the demand for our services and products and result in terminations of contracts, losses of revenue and adverse effects to our supply chain; and (h) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or further impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
Given the inherent uncertainty surrounding COVID-19, we expect the pandemic will continue to create challenging operating environments and have an adverse impact on our business in the near term. If these conditions persist or worsen for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s second quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	285,420	$269.69	285,420	55,064,580
Employee transactions (2)	804	$252.06		N/A
Shares sold (3)	(42,929)	$272.61		N/A

May 1 - May 31
Share repurchase program (1)	2,714,580	$282.06	2,714,580	52,350,000
Employee transactions (2)	2,067	$282.78		N/A

June 1 - June 30
Share repurchase program (1)	100,000	$275.40	100,000	52,250,000
Employee transactions (2)	—	$—		N/A

Quarter Total
Share repurchase program (1)	3,100,000	$280.70	3,100,000	52,250,000
Employee transactions (2)	2,871	$274.18		N/A
Shares sold (3)	(42,929)	$272.61		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.
(3)Shares held in the Company’s rabbi trust were sold to fund obligations related to a non-qualified benefit plan.

Item 5. Other Information.
During the six months ended June 30, 2021, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to global tax advisory and tax compliance services.

Item 6. Exhibits.

4.1
Amendment No. 15 to the Credit Agreement, dated as of May 3, 2021, among the Company, Citicorp USA Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 2021, and incorporated herein by reference.

4.2
Credit Agreement, dated as of June 29, 2021, by and among the Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2021, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 27, 2021	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

July 27, 2021	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer