Form 10-Q
period 2021-09-30
SHERWIN WILLIAMS CO
filed 2021-10-26
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 2021
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

Common Stock, $0.33-1/3 Par Value – 262,196,196 shares as of September 30, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$5,146.7	$5,122.2	$15,182.5	$13,872.9
Cost of goods sold	3,007.1	2,666.9	8,519.5	7,319.0
Gross profit	2,139.6	2,455.3	6,663.0	6,553.9
Percent to net sales	41.6%	47.9%	43.9%	47.2%
Selling, general and administrative expenses	1,368.9	1,406.8	4,132.6	4,005.7
Percent to net sales	26.6%	27.5%	27.2%	28.9%
Other general (income) expense - net	(1.1)	10.5	111.2	13.1
Amortization	76.2	78.7	233.2	234.2
Interest expense	83.1	83.3	249.8	257.6
Interest and net investment income	(0.7)	(1.4)	(1.9)	(2.6)
Other expense (income) - net	1.7	1.8	(1.6)	30.6
Income before income taxes	611.5	875.6	1,939.7	2,015.3
Income taxes	109.3	169.8	379.3	391.9
Net income	$502.2	$705.8	$1,560.4	$1,623.4

Net income per common share:
Basic	$1.92	$2.60	$5.92	$5.97
Diluted	$1.88	$2.55	$5.82	$5.87

Weighted average shares outstanding:
Basic	261.6	271.6	263.4	272.1
Diluted	266.6	276.3	268.1	276.7

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$502.2	$705.8	$1,560.4	$1,623.4

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments (1)	(86.2)	75.2	(69.9)	(109.1)

Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	1.4	0.6	4.6	1.9

Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.7)	(0.9)	(3.1)	(5.6)

Other comprehensive (loss) income	(85.5)	74.9	(68.4)	(112.8)

Comprehensive income	$416.7	$780.7	$1,492.0	$1,510.6
(1)    The three months ended September 30, 2021 includes unrealized gains of $14.5 million, net of taxes of $(4.9) million, related to net investment hedges. The three months ended September 30, 2020 includes unrealized losses of $(26.3) million, net of taxes of $8.7 million, related to net investment hedges. The nine months ended September 30, 2021 includes unrealized gains of $31.6 million, net of taxes of $(10.4) million, related to net investment hedges. The nine months ended September 30, 2020 includes unrealized losses of $(26.4) million, net of taxes $8.7 million, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $(0.6) million and $(0.2) million in the three months ended September 30, 2021 and 2020, respectively. Net of taxes of $(1.7) million and $(0.5) million in the nine months ended September 30, 2021 and 2020, respectively.
(3)    Net of taxes of $0.6 million and $0.4 million in the three months ended September 30, 2021 and 2020, respectively. Net of taxes of $1.0 million and $1.8 million in the nine months ended September 30, 2021 and 2020, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$313.3	$226.6	$619.9
Accounts receivable, net	2,598.0	2,078.1	2,454.5
Inventories	1,816.0	1,804.1	1,672.8
Other current assets	651.1	482.6	428.4
Total current assets	5,378.4	4,591.4	5,175.6
Property, plant and equipment, net	1,827.2	1,834.5	1,780.0
Goodwill	6,996.3	7,049.1	7,005.6
Intangible assets	4,068.8	4,471.2	4,498.7
Operating lease right-of-use assets	1,774.4	1,761.1	1,738.6
Other assets	691.5	694.3	611.2
Total assets	$20,736.6	$20,401.6	$20,809.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$709.4	$0.1	$0.2
Accounts payable	2,675.4	2,117.8	2,056.2
Compensation and taxes withheld	692.1	752.7	654.5
Accrued taxes	181.3	183.5	165.2
Current portion of long-term debt	662.1	25.1	24.1
Current portion of operating lease liabilities	398.8	387.3	379.5
Other accruals	1,159.4	1,127.9	1,078.6
Total current liabilities	6,478.5	4,594.4	4,358.3
Long-term debt	7,604.9	8,266.9	8,266.9
Postretirement benefits other than pensions	271.8	275.6	262.3
Deferred income taxes	801.5	846.1	956.7
Long-term operating lease liabilities	1,433.9	1,434.1	1,421.3
Other long-term liabilities	1,455.7	1,373.7	1,336.9
Shareholders’ equity:
Common stock—$0.33-1/3 par value:
262.2 million, 268.7 million and 272.5 million shares outstanding
at September 30, 2021, December 31, 2020 and September 30, 2020, respectively	90.5	89.9	120.4
Other capital	3,688.1	3,491.4	3,373.3
Retained earnings	1,961.8	844.3	8,619.5
Treasury stock, at cost	(2,263.4)	(96.5)	(7,113.6)
Accumulated other comprehensive loss	(786.7)	(718.3)	(792.3)
Total shareholders' equity	2,690.3	3,610.8	4,207.3
Total liabilities and shareholders’ equity	$20,736.6	$20,401.6	$20,809.7

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net income	$1,560.4	$1,623.4
Adjustments to reconcile net income to net operating cash:
Depreciation	199.8	200.0
Non-cash lease expense	295.0	276.1
Amortization of intangible assets	233.2	234.2
Loss on divestiture of business	111.9	—
Loss on extinguishment of debt	—	21.3
Amortization of credit facility and debt issuance costs	4.9	5.5
Stock-based compensation expense	64.9	72.9
Provisions for environmental-related matters	5.5	20.8
Defined benefit pension plans net cost	5.7	5.8
Deferred income taxes	(24.3)	2.1
Other	38.5	(4.0)
Change in working capital accounts - net	(166.0)	312.2
Change in operating lease liabilities	(297.2)	(270.6)
Costs incurred for environmental-related matters	(34.0)	(24.2)
Other	52.4	88.3
Net operating cash	2,050.7	2,563.8

INVESTING ACTIVITIES
Capital expenditures	(248.1)	(193.8)
Acquisitions of businesses, net of cash acquired	(25.3)	—
Proceeds from divestiture of business	122.5	—
Proceeds from sale of assets	14.8	38.8
Increase in other investments	(90.6)	(21.6)
Net investing cash	(226.7)	(176.6)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	707.9	(204.5)
Proceeds from long-term debt	—	999.0
Payments of long-term debt	(24.6)	(1,204.7)
Payments for credit facility and debt issuance costs	(1.7)	(10.0)
Payments of cash dividends	(442.9)	(367.8)
Proceeds from stock options exercised	121.3	135.7
Treasury stock purchased	(2,076.5)	(1,294.7)
Proceeds from treasury stock issued	11.7	57.4
Other	(32.9)	(26.6)
Net financing cash	(1,737.7)	(1,916.2)

Effect of exchange rate changes on cash	0.4	(12.9)
Net increase in cash and cash equivalents	86.7	458.1
Cash and cash equivalents at beginning of year	226.6	161.8
Cash and cash equivalents at end of period	$313.3	$619.9

Income taxes paid	$423.9	$300.9
Interest paid	238.5	243.0

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
Net income			409.6			409.6
Other comprehensive loss					(45.5)	(45.5)
Treasury stock purchased				(775.4)		(775.4)
Stock-based compensation activity	0.3	51.5		(21.5)		30.3
Other adjustments		0.7				0.7
Cash dividends -- $0.55 per share			(151.8)			(151.8)
Balance at March 31, 2021	$90.2	$3,543.6	$1,102.1	$(893.4)	$(763.8)	$3,078.7
Net income			648.6			648.6
Other comprehensive income					62.6	62.6
Treasury stock purchased				(870.1)		(870.1)
Treasury stock issued		9.3		2.4		11.7
Stock-based compensation activity	0.4	54.6		(0.8)		54.2
Other adjustments		0.6				0.6
Cash dividends -- $0.55 per share			(145.9)			(145.9)
Balance at June 30, 2021	$90.6	$3,608.1	$1,604.8	$(1,761.9)	$(701.2)	$2,840.4
Net income			502.2			502.2
Other comprehensive loss					(85.5)	(85.5)
Treasury stock purchased				(501.5)		(501.5)
Stock-based compensation activity		80.2				80.2
Other adjustments	(0.1)	(0.2)				(0.3)
Cash dividends -- $0.55 per share			(145.2)			(145.2)
Balance at September 30, 2021	$90.5	$3,688.1	$1,961.8	$(2,263.4)	$(786.7)	$2,690.3

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
Net income			321.7			321.7
Other comprehensive loss					(221.6)	(221.6)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(890.3)		(890.3)
Treasury stock issued		13.5		43.9		57.4
Stock-based compensation activity	0.3	48.7		(24.8)		24.2
Other adjustments		0.3				0.3
Cash dividends -- $0.4467 per share			(122.9)			(122.9)
Balance at March 31, 2020	$119.7	$3,215.5	$7,562.7	$(6,707.7)	$(901.1)	$3,289.1
Net income			595.9			595.9
Other comprehensive income					33.9	33.9
Stock-based compensation activity	0.3	73.3		(0.3)		73.3
Other adjustments		0.3	0.1			0.4
Cash dividends -- $0.4467 per share			(122.7)			(122.7)
Balance at June 30, 2020	$120.0	$3,289.1	$8,036.0	$(6,708.0)	$(867.2)	$3,869.9
Net income			705.8			705.8
Other comprehensive loss					74.9	74.9
Treasury stock purchased				(404.4)		(404.4)
Stock-based compensation activity	0.4	84.5		(1.2)		83.7
Other adjustments		(0.3)	(0.1)			(0.4)
Cash dividends -- $0.4467 per share			(122.2)			(122.2)
Balance at September 30, 2020	$120.4	$3,373.3	$8,619.5	$(7,113.6)	$(792.3)	$4,207.3

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended September 30, 2021 and 2020
NOTE 1—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Sherwin-Williams Company and its wholly owned subsidiaries (collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
There have been no significant changes in significant accounting policies since December 31, 2020. Accounting estimates were revised as necessary during the first nine months of 2021 based on new information and changes in facts and circumstances. Certain amounts in the 2020 condensed consolidated financial statements have been reclassified to conform to the 2021 presentation.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2021 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
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
NOTE 3—ACQUISITIONS AND DIVESTITURES
During the third quarter of 2021, the Company signed an agreement to acquire Specialty Polymers, Inc. (Specialty Polymers), a leading manufacturer and developer of water-based polymers used in architectural and industrial coatings and other applications. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021. Specialty Polymers will be reported within the Company’s Performance Coatings Group and will add to the Company’s existing internal resin manufacturing capability.
During the third quarter of 2021, the Company also signed an agreement to acquire the European industrial coatings business of Sika AG (Sika). Sika’s European industrial coatings business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2022. The acquired business will be reported within the Company’s Performance Coatings Group.
During the first quarter of 2021, the Company completed the acquisition of a domestic coatings company for approximately $27 million, including amounts held as security for certain representations, warranties and obligations of the sellers. This acquisition expands the Performance Coatings Group’s platform for growth and portfolio of brands and technologies. The preliminary purchase price allocation is expected to be finalized within the allowable measurement period. The results of operations for this acquisition have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
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
NOTE 4—INVENTORIES
Included in Inventories were the following:

	September 30,	December 31,	September 30,
	2021	2020	2020
Finished goods	$1,276.6	$1,427.6	$1,342.4
Work in process and raw materials	539.4	376.5	330.4
Inventories	$1,816.0	$1,804.1	$1,672.8
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
NOTE 5—GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	September 30,	December 31,	September 30,
	2021	2020	2020
Land	$257.6	$283.5	$276.2
Buildings	1,077.6	1,098.0	1,061.4
Machinery and equipment	3,016.2	3,026.8	2,971.5
Construction in progress	231.6	140.5	109.6
Property, plant and equipment, gross	4,583.0	4,548.8	4,418.7
Less allowances for depreciation	2,755.8	2,714.3	2,638.7
Property, plant and equipment, net	$1,827.2	$1,834.5	$1,780.0
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
NOTE 6—DEBT
On September 15, 2021, the Company elected to exercise its optional redemption rights to redeem the entire outstanding $400.0 million aggregate principal amount of its 4.20% Senior Notes due 2022 and its 4.20% Notes due 2022 initially issued by The Valspar Corporation (collectively, the 4.20% Senior Notes). The Company redeemed the 4.20% Senior Notes on October 15, 2021 at a redemption price equal to 100% of the principal amount, plus accrued interest. As of September 30, 2021, the 4.20% Senior Notes were classified as a current liability in the Consolidated Balance Sheet.
On August 2, 2021, the Company entered into an amended and restated $625.0 million credit agreement (August 2021 Credit Agreement), which amends and restates the five-year credit agreement entered into in September 2017 (Existing Credit Agreement), to extend the maturity of $75.0 million of the commitments available for borrowing or letters of credit under the Existing Credit Agreement from December 20, 2022 to June 20, 2026. The August 2021 Credit Agreement will be used for general corporate purposes. On August 6, 2021, the Company amended its August 2021 Credit Agreement to extend the maturity of $50.0 million of the commitments available for borrowing or letters of credit under the August 2021 Credit Agreement from December 20, 2022 to June 20, 2026.

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
On May 3, 2021 and February 16, 2021, the Company amended its five-year credit agreement entered into in May 2016 and subsequently amended on multiple dates. The May 3, 2021 and February 16, 2021 amendments extend the maturity of $75.0 million of the commitments available for borrowing from December 20, 2021 to June 20, 2026 and December 21, 2021 to December 20, 2025, respectively.
In March 2020, the Company issued $500.0 million of 2.30% Senior Notes due May 2030 and $500.0 million of 3.30% Senior Notes due May 2050 in a public offering. The net proceeds from the issuance of the notes were used to repurchase a portion of the 2.75% Senior Notes due 2022 and redeem the 2.25% Senior Notes due May 2020. The repurchase of the 2.75% Senior Notes due 2022 during the first quarter of 2020 resulted in a loss of $21.3 million recorded in Other expense (income) - net.
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
NOTE 7—PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$1.3	$1.2	$1.9	$1.7	$0.3	$0.3
Interest cost	0.6	0.8	1.4	1.9	1.2	2.0
Expected return on assets	(1.7)	(1.6)	(2.4)	(2.6)
Recognition of:
Unrecognized prior service cost (credit)	0.3	0.3			0.1	(0.3)
Unrecognized actuarial loss			0.4	0.3	1.2	0.5
Net periodic benefit cost	$0.5	$0.7	$1.3	$1.3	$2.8	$2.5

Nine Months Ended September 30:
Net periodic benefit cost:
Service cost	$3.8	$3.4	$5.6	$5.2	$1.0	$1.1
Interest cost	2.0	2.4	4.2	5.6	3.8	5.7
Expected return on assets	(5.3)	(4.7)	(7.2)	(7.8)
Recognition of:
Unrecognized prior service cost (credit)	0.8	1.0			0.2	(0.8)
Unrecognized actuarial loss			1.1	0.7	3.5	1.5
Ongoing pension cost	1.3	2.1	3.7	3.7	8.5	7.5
Divestiture of business			0.7
Net periodic benefit cost	$1.3	$2.1	$4.4	$3.7	$8.5	$7.5

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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2021 and 2020, the Company had accruals reported on the balance sheet as Other long-term liabilities of $271.1 million and $310.5 million, respectively. Estimated costs of current investigation and remediation activities of $68.6 million and $57.6 million are included in Other accruals at September 30, 2021 and 2020, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $105.2 million higher than the minimum accruals at September 30, 2021. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2021. At September 30, 2021, $287.9 million, or 84.8% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $105.2 million at September 30, 2021, $82.2 million, or 78.1%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At September 30, 2021, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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

Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. On July 17, 2019, after nearly twenty years of litigation, the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.) reached an agreement in principle with the plaintiffs to resolve the litigation. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the defendants collectively shall pay a total of $305.0 million, with the defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the defendants. At September 30, 2021 and 2020, the Company had accruals for this agreement reported on the balance sheet of $52.7 million and $64.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $40.7 million and $52.7 million, respectively, included in Other long-term liabilities.
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
In the Lehigh County action, the trial court denied the defendants’ preliminary objections on August 6, 2021. Defendants filed a motion to amend the order to allow an interlocutory appeal or, in the alternative, for reconsideration. The trial court denied the defendants’ motion on September 13, 2021. On September 27, 2021, the Company answered the complaint, asserted new matter and affirmative defenses, alleged counterclaims against Lehigh County, and filed a third-party complaint against certain County officials, other owners of pre-1980 housing, and lead abatement contractors who have been cited for violating state or local laws. On October 13, 2021, the defendants filed with the Superior Court, one of Pennsylvania’s intermediate appellate courts, a petition for permission to appeal the trial court’s order denying the defendants’ preliminary objections. On October 25, 2021, the Superior Court entered a per curiam order requesting that defendants show cause as to why the petition should not be transferred to the Commonwealth Court, the other Pennsylvania intermediate appellate court. All deadlines and discovery in the action will be held in abeyance until after defendants’ petition is resolved.
In the Montgomery County action, the trial court denied the defendants’ preliminary objections on October 15, 2021.
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
The plaintiff in Thomas v. Lead Industries Association, et al., initiated an action in Wisconsin state court against the Company, other alleged former lead pigment manufacturers and the Lead Industries Association in September 1999. The claims against the defendants included strict liability, negligence, negligent misrepresentation and omissions, fraudulent misrepresentation and omissions, concert of action, civil conspiracy and enterprise liability. Implicit within these claims is the theory of “risk contribution” liability (Wisconsin’s theory is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. The case ultimately proceeded to trial and, on November 5, 2007, the jury returned a defense verdict, finding that the plaintiff had ingested white lead carbonate, but was not brain damaged or injured as a result. The plaintiff appealed, and on December 16, 2010, the Wisconsin Court of Appeals affirmed the final judgment in favor of the defendants.
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the

Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the district court held that Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The district court’s decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the Seventh Circuit reversed the judgment and remanded the case back to the district court for further proceedings. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking review of the Seventh Circuit’s decision, and on May 18, 2015, the United States Supreme Court denied the defendants’ petition. The case is currently pending in the district court.
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
On May 20, 2021, the Company and the three other defendants filed motions for summary judgment to dismiss the claims of all plaintiffs currently pending in the district court as a result of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases. The plaintiffs’ responses to the defendants’ motions for summary judgment are due on November 22, 2021.
On August 24, 2021, the plaintiff in Arrieona Beal v. Armstrong Containers, Inc., et al. filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The Company intends to vigorously defend this litigation.
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The circuit court had certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class were those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The circuit court granted the motion, but on September 7, 2018, the appellate court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants appealed to the Supreme Court of Illinois, and on May 21, 2020, the Supreme Court reversed the appellate court's judgment, affirmed the circuit court's summary judgment dismissing the claims of the two plaintiffs for whom Medicaid paid for their children's testing, and remanded the case for further proceedings consistent with the Supreme Court’s decision. On August 19, 2020, the defendants filed their renewed motion for class decertification and entry of final judgment with the circuit court. The parties filed their respective briefs on the motion, and oral argument occurred on February 4, 2021.
On March 8, 2021, the Illinois Department of Healthcare and Family Services filed a petition to intervene and a proposed amended complaint, which would eliminate the class and all prior claims by individual plaintiffs and would propose a subrogation claim by the State agency to recover its expenditures for blood lead testing. Defendants opposed the petition to intervene, and briefing on the petition concluded. A hearing on the petition to intervene occurred on August 10, 2021.
On October 8, 2021, the circuit court entered an order granting the defendants’ motion for decertification of the class, denying the petition to intervene by the Illinois Department of Healthcare and Family Services, and noting that an entry of final judgment in the defendants’ favor was now appropriate. On October 19, 2021, the circuit court entered final judgment in favor of the defendants.
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
The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The trial court entered an order on December 4, 2020, granting the liability insurers’ motion for summary judgment, denying the Company’s motion, and entering final judgment in favor of the liability insurers. The trial court sided with the Company on all of the issues presented, except one. On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the liability insurers filed cross-appeals. Briefing on the issues concluded, and oral argument occurred on August 25, 2021. The parties are awaiting the appellate court’s decision.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. On February 21, 2020, the Company filed a motion to dismiss. Briefing concluded, and a hearing on the motion to dismiss occurred. The trial court entered an order on August 26, 2021, granting and denying the Company’s motion in part. On September 15, 2021, the Company filed a petition for leave to appeal the trial court’s ruling regarding the refusal to dismiss plaintiffs’ statutory penalty claims. On October 21, 2021, the Appellate Division of the Superior Court of New Jersey denied the petition. The Company also answered the plaintiffs’ complaint on September 21, 2021.
NOTE 10—SHAREHOLDERS' EQUITY
Dividends paid on common stock during each of the first three quarters of 2021 and 2020 were $0.55 per share and $0.4467 per share, respectively.
During the nine months ended September 30, 2021, 1,418,382 stock options were exercised at a weighted average price per share of $86.55. In addition, 271,371 restricted stock units vested during this period.
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

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2020	$(671.5)	$(87.2)	$40.4	$(718.3)
Amounts recognized in AOCI	(69.9)			(69.9)
Amounts reclassified from AOCI		4.6	(3.1)	1.5
Balance at September 30, 2021	$(741.4)	$(82.6)	$37.3	$(786.7)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2019	$(657.4)	$(69.2)	$47.1	$(679.5)
Amounts recognized in AOCI	(109.1)			(109.1)
Amounts reclassified from AOCI		1.9	(5.6)	(3.7)
Balance at September 30, 2020	$(766.5)	$(67.3)	$41.5	$(792.3)

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

	September 30,	December 31,	September 30,
	2021	2020	2020
Other accruals	$16.4	$31.0	$—
Other long-term liabilities	27.4	54.8	49.2
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses) for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Unrealized gain (loss)	$19.4	$(35.0)	$42.0	$(35.1)
Tax effect	(4.9)	8.7	(10.4)	8.7
Unrealized gain (loss), net of taxes	$14.5	$(26.3)	$31.6	$(26.4)

NOTE 13—FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
Except for the acquisition and divestiture-related fair value measurements described in Note 3, the Company did not have any fair value measurements for its non-financial assets and liabilities during the nine months ended September 30, 2021. There were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$75.7	$40.3	$35.4		$69.2	$37.9	$31.3
Qualified Replacement Plan assets	92.6	92.6			161.5	161.5
	$168.3	$132.9	$35.4	$—	$230.7	$199.4	$31.3	$—

Liabilities:
Deferred compensation plan liabilities	$85.3	$85.3			$92.2	$92.2
Net investment hedge liability	43.8		$43.8		85.8		$85.8
	$129.1	$85.3	$43.8	$—	$178.0	$92.2	$85.8	$—

The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $59.3 million and $58.1 million at September 30, 2021 and December 31, 2020, respectively.
The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The investments are valued using quoted prices multiplied by the number of shares. The cost basis of the investment funds was $84.9 million and $159.6 million at September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,265.0	$9,170.9	$8,265.2	$9,707.0
Non-publicly traded debt	2.0	2.0	26.8	26.5

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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance at December 31, 2020	$2,078.1	$52.0	$170.7	$266.3	$8.2
Balance at September 30, 2021	2,598.0	61.4	142.5	268.9	11.2
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	2021	2020
Balance at January 1	$53.5	$36.5
Adjustment upon adoption of ASU 2016-13	—	3.0
Bad debt expense	25.2	63.6
Uncollectible accounts written off, net of recoveries	(16.9)	(26.0)
Balance at September 30	$61.8	$77.1
NOTE 15—OTHER
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provisions for environmental matters - net	$0.5	$10.1	$5.5	$20.8
Loss on divestiture of business (see Note 3)	—	—	111.9	—
(Gain) loss on sale or disposition of assets	(1.6)	0.4	(6.2)	(7.7)
Other general (income) expense - net	$(1.1)	$10.5	$111.2	$13.1
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
The (gain) loss on sale or disposition of assets represents net realized (gains) losses associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.

Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment and royalty income	$—	$(3.1)	$(18.3)	$(5.7)
Loss on extinguishment of debt (see Note 6)	—	—	—	21.3
Net expense from banking activities	2.6	2.6	7.7	7.8
Foreign currency transaction related (gains) losses	(1.2)	(0.1)	10.4	10.3
Miscellaneous pension expense	1.1	1.3	3.1	3.6
Other income	(6.9)	(8.4)	(19.4)	(19.5)
Other expense	6.1	9.5	14.9	12.8
Other expense (income) - net	$1.7	$1.8	$(1.6)	$30.6
Foreign currency transaction related (gains) losses include the impact from foreign currency transactions and net realized (gains) losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at September 30, 2021 and 2020.
Miscellaneous pension expense consists of the non-service components of Net periodic benefit cost. See Note 7.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.
NOTE 16—INCOME TAXES
The effective tax rate was 17.9% and 19.6% for the third quarter and first nine months of 2021, respectively, compared to 19.4% for the third quarter and first nine months of 2020. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during the first nine months of 2021 and 2020. The other significant components of the Company’s effective tax rate were consistent year over year.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2020 during the nine months ended September 30, 2021.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company's 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest and submitted additional information for consideration. The Company is evaluating the adjustments and believes that it is adequately reserved for any potential exposure. As of September 30, 2021, the federal statute of limitations had not expired for the 2013 through 2020 tax years.
At September 30, 2021, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2020. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2020.

NOTE 17—NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic
Net income	$502.2	$705.8	$1,560.4	$1,623.4
Average shares outstanding	261.6	271.6	263.4	272.1
Basic net income per share	$1.92	$2.60	$5.92	$5.97

Diluted
Net income	$502.2	$705.8	$1,560.4	$1,623.4
Average shares outstanding assuming dilution:
Average shares outstanding	261.6	271.6	263.4	272.1
Stock options and other contingently issuable shares (1)	5.0	4.7	4.7	4.6
Average shares outstanding assuming dilution	266.6	276.3	268.1	276.7
Diluted net income per share	$1.88	$2.55	$5.82	$5.87
(1)There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2021. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended September 30, 2020, and 0.2 million for the nine months ended September 30, 2020.

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

	Three Months Ended September 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,967.0	$646.7	$1,532.5	$0.5	$5,146.7
Intersegment transfers	—	1,155.3	40.5	(1,195.8)	—
Total net sales and intersegment transfers	$2,967.0	$1,802.0	$1,573.0	$(1,195.3)	$5,146.7

Segment profit	$631.5	$75.8	$110.4		$817.7
Interest expense				$(83.1)	(83.1)
Administrative expenses and other				(123.1)	(123.1)
Income before income taxes	$631.5	$75.8	$110.4	$(206.2)	$611.5

	Three Months Ended September 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,978.3	$838.1	$1,305.3	$0.5	$5,122.2
Intersegment transfers	—	1,024.3	28.7	(1,053.0)	—
Total net sales and intersegment transfers	$2,978.3	$1,862.4	$1,334.0	$(1,052.5)	$5,122.2

Segment profit	$747.4	$198.3	$155.3		$1,101.0
Interest expense				$(83.3)	(83.3)
Administrative expenses and other				(142.1)	(142.1)
Income before income taxes	$747.4	$198.3	$155.3	$(225.4)	$875.6

	Nine Months Ended September 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$8,563.5	$2,156.3	$4,461.3	$1.4	$15,182.5
Intersegment transfers	—	3,238.9	110.4	(3,349.3)	—
Total net sales and intersegment transfers	$8,563.5	$5,395.2	$4,571.7	$(3,347.9)	$15,182.5

Segment profit	$1,838.8	$342.3	$399.0		$2,580.1
Interest expense				$(249.8)	(249.8)
Administrative expenses and other				(390.6)	(390.6)
Income before income taxes	$1,838.8	$342.3	$399.0	$(640.4)	$1,939.7

	Nine Months Ended September 30, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$7,807.5	$2,440.6	$3,622.7	$2.1	$13,872.9
Intersegment transfers	—	2,770.0	105.0	(2,875.0)	—
Total net sales and intersegment transfers	$7,807.5	$5,210.6	$3,727.7	$(2,872.9)	$13,872.9

Segment profit	$1,735.4	$519.2	$366.4		$2,621.0
Interest expense				$(257.6)	(257.6)
Administrative expenses and other				(348.1)	(348.1)
Income before income taxes	$1,735.4	$519.2	$366.4	$(605.7)	$2,015.3
In the reportable segment financial information, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. In addition, the Administrative segment includes the $111.9 million pre-tax loss on the Wattyl divestiture recognized during the nine months ended September 30, 2021. See Notes 3 and 15 for additional information on the Wattyl divestiture. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $1.019 billion and $967.6 million for the three months ended September 30, 2021 and 2020, respectively. Net external sales of all consolidated foreign subsidiaries were $3.158 billion and $2.572 billion for the nine months ended September 30, 2021 and 2020, respectively. Long-lived assets of these subsidiaries totaled $2.772 billion and $3.077 billion at September 30, 2021 and 2020, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2021 and 2020.
For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 19—NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying value of the investments is recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments at September 30, 2021, December 31, 2020 and September 30, 2020.

	September 30,	December 31,	September 30,
	2021	2020	2020
Other assets	$313.1	$198.2	$199.8
Other accruals	46.0	89.0	56.6
Other long-term liabilities	268.9	127.3	98.6

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
SUMMARY
•Consolidated net sales increased 0.5% in the quarter to $5.147 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months decreased 2.8% in the quarter
◦Raw material availability issues negatively impacted quarter sales by an estimated high single digit percentage
•Diluted net income per share decreased 26.3% to $1.88 per share in the quarter
•Generated net operating cash of $2.051 billion in the first nine months of the year, or 13.5% of sales
OUTLOOK
While the Company has delivered a solid performance during the first nine months of 2021, many uncertainties remain, including the extent and duration of raw material inflation and supply chain constraints, as well as changes in demand for our products due to the impacts of the COVID-19 pandemic. Despite the uncertainties, our businesses continue to be well-positioned, and we have confidence in our long-term outlook.
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the global economy. We continue to work with government and health authorities to operate our business, including our company-operated stores, manufacturing plants and other facilities. We also continue to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our employees, customers and their families worldwide.
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
In February 2021, Winter Storm Uri had a broad impact on the industry’s raw material supply chain. While the storm had limited direct impact to the Company’s production facilities, the disruption to the supply chain created an economic environment with tight supply fundamentals and higher raw material inflation that is ongoing. In August 2021, Hurricane Ida further disrupted the industry’s raw material supply chain.
The Company continues to work diligently to collaborate across its businesses and with its customers and suppliers to meet robust demand and minimize any impact on production or sales levels as a result of the global supply chain disruptions while providing differentiated solutions and excellent service to our customers. As a result, the Company expects to ship all production for the remainder of 2021 and as raw material availability improves will build inventory in 2022.
Overall, we remain disciplined in our capital allocation approach, focused on driving value for our customers and returns to our shareholders. We will also continue to pursue business acquisitions and transactions that fit our strategy, and we expect to use any excess cash to make open market purchases of our common stock. We have a strong liquidity position, with $313.3 million in cash and $2.805 billion of unused capacity under our credit facilities at September 30, 2021. We are in compliance with bank covenants and expect to remain in compliance.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2021 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic downturn can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.
Net Sales

(dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
The Americas Group	$2,967.0	$2,978.3	$(11.3)	(0.4)%	$8,563.5	$7,807.5	$756.0	9.7%
Consumer Brands Group	646.7	838.1	(191.4)	(22.8)%	2,156.3	2,440.6	(284.3)	(11.6)%
Performance Coatings Group	1,532.5	1,305.3	227.2	17.4%	4,461.3	3,622.7	838.6	23.1%
Administrative	0.5	0.5	—	—%	1.4	2.1	(0.7)	(33.3)%
Total	$5,146.7	$5,122.2	$24.5	0.5%	$15,182.5	$13,872.9	$1,309.6	9.4%
Three Months Ended September 30, 2021
Consolidated net sales increased in the third quarter of 2021 primarily due to selling price increases in all segments and slightly higher product sales volume in the Performance Coatings Group, partially offset by lower sales volume in The Americas Group and the Consumer Brands Group. Currency translation rate changes increased net sales by 0.7% in the third quarter. Net sales of all consolidated foreign subsidiaries increased 5.3% to $1.019 billion in the third quarter compared to $967.6 million in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the third quarter was due primarily to higher sales volumes in most end markets and selling price increases in the Performance Coatings Group and favorable currency translation, partially offset by lower sales in the Consumer Brands Group. Net sales of all operations other than consolidated foreign subsidiaries decreased 0.6% to $4.128 billion in the third quarter compared to $4.155 billion in the same period last year.
Net sales in The Americas Group decreased in the third quarter due primarily to lower sales volume of paint products as a result of raw material availability challenges, partially offset by selling price increases in all end markets. Net sales from stores open for more than twelve calendar months in the U.S. and Canada decreased 2.8% in the third quarter compared to last year’s comparable period. Sales of non-paint products increased 3.8% compared to last year's third quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in the third quarter due primarily to lower sales volumes to all of the group’s retail customers as a result of raw material availability issues and the Wattyl divestiture, partially offset by selling price increases. Currency translation rate changes increased the Consumer Brands Group's net sales by 0.7% in the third quarter.
Net sales in the Performance Coatings Group stated in U.S. dollars increased in the third quarter primarily due to higher sales in all end markets and selling price increases. Currency translation rate changes increased the Performance Coatings Group's net sales by 2.0% in the third quarter.
Nine Months Ended September 30, 2021
Consolidated net sales increased in the nine months of 2021 due primarily to higher product sales volume in The Americas Group and the Performance Coatings Group as well as selling price increases in all Reportable Segments, partially offset by lower product sales volume in the Consumer Brands Group. Currency translation rate changes increased net sales by 1.1% in the first nine months of 2021. Net sales of all consolidated foreign subsidiaries increased 22.8% to $3.158 billion in the first nine months compared to $2.572 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first nine months was due primarily to higher sales volume in most end markets and selling price increases in the Performance Coatings Group, higher sales in The Americas Group and favorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased 6.4% to $12.025 billion in the first nine months compared to $11.301 billion in the same period last year.

Net sales in The Americas Group increased in the first nine months due primarily to higher product sales volume in all end markets excluding DIY, and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 7.6% in the first nine months compared to last year’s comparable period. Sales of non-paint products increased 13.9% over last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in the first nine months due primarily to lower volume sales to most of the group’s retail customers as DIY demand returned to more normal levels, and the Wattyl divestiture, partially offset by selling price increases. Currency translation rate changes increased the Consumer Brands Group's net sales by 1.5% in the first nine months of 2021.
Net sales in the Performance Coatings Group stated in U.S. dollars increased in the first nine months primarily due to higher sales volumes in most end markets and selling price increases. Currency translation rate changes increased the Performance Coatings Group's net sales by 3.2% in the first nine months of 2021.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

(dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$5,146.7	100.0%	$5,122.2	100.0%	$15,182.5	100.0%	$13,872.9	100.0%
Cost of goods sold	3,007.1	58.4%	2,666.9	52.1%	8,519.5	56.1%	7,319.0	52.8%
Gross profit	2,139.6	41.6%	2,455.3	47.9%	6,663.0	43.9%	6,553.9	47.2%
SG&A	1,368.9	26.6%	1,406.8	27.5%	4,132.6	27.2%	4,005.7	28.9%
Other general (income) expense - net	(1.1)	—%	10.5	0.2%	111.2	0.7%	13.1	0.1%
Amortization	76.2	1.5%	78.7	1.5%	233.2	1.5%	234.2	1.7%
Interest expense	83.1	1.6%	83.3	1.6%	249.8	1.7%	257.6	1.8%
Interest and net investment income	(0.7)	—%	(1.4)	—%	(1.9)	—%	(2.6)	—%
Other expense (income) - net	1.7	—%	1.8	—%	(1.6)	—%	30.6	0.2%
Income before income taxes	$611.5	11.9%	$875.6	17.1%	$1,939.7	12.8%	$2,015.3	14.5%
Three Months Ended September 30, 2021
Cost of goods sold increased $340.2 million, or 12.8%, in the third quarter of 2021 compared to the same period in 2020 primarily due to higher raw material costs (including titanium dioxide and petrochemical feedstock sources) and unfavorable currency translation rate changes, partially offset by lower sales volumes as a result of raw material availability issues. Currency translation rate changes increased Cost of goods sold by 1.0% in the third quarter of 2021.
Consolidated gross profit decreased $315.7 million in the third quarter of 2021 compared to the same period in 2020. Consolidated gross profit as a percent of consolidated net sales decreased in the third quarter to 41.6%, compared to 47.9% during the same period in 2020. Consolidated gross profit dollars decreased primarily due to lower sales volumes in The Americas Group and Consumer Brands Group and higher raw material costs in each Reportable Segment, partially offset by higher sales in the Performance Coatings Group. The gross margin rate decreased primarily as a result of higher raw material costs in each Reportable Segment.
The Americas Group’s gross profit in the third quarter was lower than the same period last year by $124.2 million due primarily to lower sales volume and higher raw material costs, partially offset by selling price increases. The Americas Group’s gross profit as a percent of net sales decreased in the third quarter compared to the same period in 2020 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $152.4 million in the third quarter compared to the same period last year due primarily to lower sales volume, higher raw material costs and supply chain inefficiencies. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the third quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit decreased $31.3 million, when stated in U.S. dollars, in the third quarter compared to the same period last year, primarily due to higher raw material costs, partially offset by higher sales and favorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of net sales decreased in the third quarter compared to the same period last year primarily due to higher raw material costs.

Consolidated selling, general and administrative expenses (SG&A) decreased $37.9 million in the third quarter versus the same period last year due primarily to good cost control, partially offset by increased spending from new store openings. As a percent of net sales, consolidated SG&A decreased 90 basis points in the third quarter compared to the same period last year primarily due to good cost control.
The Americas Group’s SG&A decreased $1.7 million in the third quarter compared to the same period last year due primarily to good cost control, partially offset by investments in strategic growth initiatives including new store openings. The Consumer Brands Group’s SG&A decreased $28.0 million in the third quarter compared to the same period last year due to good sales and marketing cost control in line with a return to more normal DIY sales levels. The Performance Coatings Group’s SG&A increased $15.8 million in the third quarter compared to the same period last year to support higher sales levels and unfavorable currency translation rate changes. The Administrative segment’s SG&A decreased $24.0 million in the third quarter compared to the same period last year due primarily to lower incentive compensation.
In the third quarter of 2021, Other general (income) expense - net improved $11.6 million compared to the same period in 2020 primarily due to a decrease in provisions for environmental matters in the Administrative segment. See Note 15 of Item 1 for additional information.
In the third quarter of 2021, amortization of acquired intangibles was $50.9 million and $19.4 million for the Performance Coatings and Consumer Brands Groups, respectively. In the third quarter of 2020, amortization of acquired intangibles was $50.5 million and $21.7 million for the Performance Coatings and Consumer Brands Groups, respectively.
Nine Months Ended September 30, 2021
Cost of goods sold increased $1.201 billion, or 16.4%, in the first nine months of 2021 compared to the same period in 2020 primarily due to higher raw material costs (including titanium dioxide and petrochemical feedstock sources), higher sales volumes and unfavorable currency translation rate changes. Currency translation rate changes increased Cost of goods sold by 1.6% in the first nine months of 2021.
Consolidated gross profit increased $109.1 million in the first nine months of 2021 compared to the same period in 2020. Consolidated gross profit as a percent of consolidated net sales decreased in the first nine months of 2021 to 43.9%, compared to 47.2% during the same period in 2020. Consolidated gross profit dollars increased primarily due to higher sales in The Americas Group and the Performance Coatings Group, partially offset by the impact of lower sales in the Consumer Brands Group and higher raw material costs in each Reportable Segment. The gross margin rate decreased primarily as a result of higher raw material costs in each Reportable Segment.
The Americas Group’s gross profit in the first nine months of 2021 was higher than the same period last year by $246.4 million due primarily to higher sales volume and selling price increases, partially offset by higher raw material costs. The Americas Group’s gross profit as a percent of net sales decreased in the first nine months of 2021 compared to the same period in 2020 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $235.2 million in the first nine months compared to the same period last year due primarily to lower sales volume, higher raw material costs and supply chain inefficiencies. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the first nine months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $102.0 million, when stated in U.S. dollars, in the first nine months compared to the same period last year primarily due to higher sales volumes and selling price increases, partially offset by higher raw material costs. The Performance Coatings Group’s gross profit as a percent of net sales decreased in the first nine months compared to the same period last year due to higher raw material costs.
Consolidated SG&A increased $126.9 million in the first nine months of 2021 versus the same period last year due primarily to increased spending from new store openings, unfavorable currency translation rate changes and to support higher sales levels, partially offset by good cost control. As a percent of net sales, consolidated SG&A decreased 170 basis points in the first nine months compared to the same period last year primarily due to good cost control and higher sales.
The Americas Group’s SG&A increased $153.6 million in the first nine months of 2021 due primarily to increased spending from new store openings and costs to support higher sales levels. The Consumer Brands Group’s SG&A decreased $56.1 million in the first nine months compared to the same period last year due to good sales and marketing cost control in line with a return to more normal DIY sales levels. The Performance Coatings Group’s SG&A increased $63.5 million in the first nine months compared to the same period last year to support higher sales levels and unfavorable currency translation rate changes, partially offset by good cost control. The Administrative segment’s SG&A decreased $34.1 million in the first nine months compared to the same period last year due primarily to lower compensation, including incentive and stock-based compensation.

In the first nine months of 2021, Other general (income) expense - net declined $98.1 million compared to the same period in 2020 primarily due to the recognition of a $111.9 million loss on the Wattyl divestiture, partially offset by a decrease in provisions for environmental matters in the Administrative segment. See Note 15 of Item 1 for additional information.
In the first nine months of 2021, amortization of acquired intangibles was $152.9 million and $61.0 million for the Performance Coatings and Consumer Brands Groups, respectively. In the first nine months of 2020, amortization of acquired intangibles was $150.6 million and $64.5 million for the Performance Coatings and Consumer Brands Groups, respectively.
Other expense (income) - net improved $32.2 million in the first nine months of 2021 compared to the same period in 2020 primarily due to the $21.3 million loss on extinguishment of debt recognized in the first nine months of 2020. See Note 15 of Item 1 for additional information.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

(dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Income Before Income Taxes:
The Americas Group	$631.5	$747.4	(15.5)%	$1,838.8	$1,735.4	6.0%
Consumer Brands Group	75.8	198.3	(61.8)%	342.3	519.2	(34.1)%
Performance Coatings Group	110.4	155.3	(28.9)%	399.0	366.4	8.9%
Administrative	(206.2)	(225.4)	8.5%	(640.4)	(605.7)	(5.7)%
Total	$611.5	$875.6	(30.2)%	$1,939.7	$2,015.3	(3.8)%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	21.3%	25.1%		21.5%	22.2%
Consumer Brands Group	11.7%	23.7%		15.9%	21.3%
Performance Coatings Group	7.2%	11.9%		8.9%	10.1%
Administrative	nm	nm		nm	nm
Total	11.9%	17.1%		12.8%	14.5%

nm - not meaningful
Income Tax Expense
The effective tax rate was 17.9% for the third quarter of 2021 compared to 19.4% for the third quarter of 2020, and 19.6% for the first nine months of 2021 compared to 19.4% for the first nine months of 2020. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during 2021 and 2020. The other significant components of the Company's tax rate were consistent year over year. See Note 16 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the third quarter of 2021 decreased to $1.88 per share compared to $2.55 per share in the third quarter of 2020. Diluted net income per share for the third quarter of 2021 and 2020 included a $0.21 per share charge for acquisition-related amortization expense. Currency translation rate changes increased diluted net income per share by $0.01 in the third quarter.
Diluted net income per share in the first nine months of 2021 decreased to $5.82 per share compared to $5.87 per share in the first nine months of 2020. Diluted net income per share for the first nine months of 2021 included a $0.34 per share loss from the Wattyl divestiture (see Note 3 of Item 1) and included a $0.64 per share charge for acquisition-related amortization expense. The first nine months of 2020 included a $0.62 per share charge for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.04 in the first nine months.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong during the first nine months of 2021. The Company generated $2.051 billion in net operating cash despite ongoing and industry-wide raw material availability issues which negatively impacted total sales and gross margins, and the normal seasonal increase in working capital requirements. During the first nine months of 2021, the Company’s EBITDA decreased 3.1% to $2.623 billion. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents increased $86.7 million during the first nine months of 2021. Cash flow from operations, proceeds from the Wattyl divestiture and increased short-term borrowings funded normal seasonal working capital increases and allowed the Company to return $2.519 billion to shareholders in the form of share buybacks and cash dividends during the first nine months.
At September 30, 2021, the Company had cash and cash equivalents of $313.3 million and total debt outstanding of $8.976 billion. Total debt, net of cash and cash equivalents, was $8.663 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as total current assets less total current liabilities, decreased $1.917 billion to a deficit of $1.100 billion at September 30, 2021 compared to a surplus of $817.3 million at September 30, 2020. The net working capital decrease is due to an increase in current liabilities, partially offset by an increase in current assets.
Comparing current asset balances at September 30, 2021 to September 30, 2020, cash and cash equivalents decreased $306.6 million, accounts receivable increased $143.5 million due to higher sales, inventories increased $143.2 million due to higher raw material costs partially offset by lower inventory quantities, and other current assets increased $222.7 million primarily related to prepaid expenses and refundable income taxes.
Current liability balances increased $2.120 billion at September 30, 2021 compared to September 30, 2020 primarily due to a $709.2 million increase in short-term borrowings and a $638.0 million increase in the current portion of long-term debt. Excluding short-term borrowings and the current portion of long-term debt, current liabilities increased $773.0 million primarily due to the timing of payments related to accounts payable and accruals, including compensation. At September 30, 2021, the Company’s current ratio was 0.83 compared to 1.00 and 1.19 at December 31, 2020 and September 30, 2020, respectively.
Property, Plant and Equipment
Net property, plant and equipment decreased $7.3 million in the first nine months of 2021 and increased $47.2 million in the twelve months since September 30, 2020. The decrease in the first nine months was primarily due to depreciation expense of $199.8 million and the sale or disposition of fixed assets of $50.0 million, partially offset by capital expenditures of $248.1 million. Since September 30, 2020, the increase was primarily due to capital expenditures of $358.1 million and favorable changes in foreign currency translation of $14.3 million, partially offset by depreciation expense of $267.8 million and sale or disposition of fixed assets of $62.5 million. Capital expenditures primarily represented expenditures associated with improvements and normal equipment replacement and additional capacity in manufacturing and distribution facilities in the Consumer Brands Group, normal equipment replacement in The Americas and Performance Coatings Groups, and information systems hardware in the Administrative segment.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $455.2 million from December 31, 2020 and decreased $439.2 million from September 30, 2020. The net decrease during the first nine months of 2021 was primarily due to dispositions of $168.0 million (primarily related to the Wattyl divestiture), amortization of $233.2 million and foreign currency translation of $69.9 million. The net decrease over the twelve month period from September 30, 2020 was primarily due to amortization of $312.4 million and dispositions of $168.0 million, partially offset by foreign currency translation of $27.5 million.
The fair value of the Company's acquired intangible assets may be impacted by the Company's ongoing integration efforts. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.

Other Assets
Other assets at September 30, 2021 decreased $2.8 million in the first nine months of 2021 and increased $80.3 million from a year ago. The decrease in the first nine months was primarily due to the sale of investments to fund the Company’s domestic defined contribution plan and a decrease in deferred tax assets, partially offset by other investments. The increase from September 30, 2020 was primarily due to an increase in other investments, partially offset by a decrease in deposits. See Notes 13 and 19 in Item 1 for additional information on the Company’s investments.
Debt (including Short-term borrowings)

	September 30,	December 31,	September 30,
	2021	2020	2020
Long-term debt	$8,267.0	$8,292.0	$8,291.0
Short-term borrowings	709.4	0.1	0.2
Total debt outstanding	$8,976.4	$8,292.1	$8,291.2
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
At September 30, 2021, the Company's short-term borrowings were comprised of $694.9 million outstanding under its commercial paper program and $14.5 million outstanding under various foreign programs. The weighted average interest rate for the borrowings outstanding under the commercial paper program was 0.17% at September 30, 2021. The Company had unused capacity under its various credit agreements of $2.805 billion at September 30, 2021. See Note 6 in Item 1 for additional information.
On September 15, 2021, the Company elected to exercise its optional redemption rights to redeem the entire outstanding $400.0 million aggregate principal amount of its 4.20% Senior Notes due 2022 and its 4.20% Notes due 2022 initially issued by The Valspar Corporation (collectively, the 4.20% Senior Notes). The Company redeemed the 4.20% Senior Notes on October 15, 2021 at a redemption price equal to 100% of the principal amount, plus accrued interest.
On August 2, 2021, the Company entered into an amended and restated $625.0 million credit agreement, which amends and restates the five-year credit agreement entered into in September 2017. This agreement, which was subsequently amended, will be used for general corporate purposes. See Note 6.
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
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2020 and September 30, 2020. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes at September 30, 2021 decreased $44.6 million in the first nine months of 2021, and decreased $155.2 million from a year ago, primarily due to amortization of acquisition-related intangible assets and the disposition of certain intangible assets in the Wattyl divestiture.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2021. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2021. See Note 8 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Except for the Specialty Polymers and Sika acquisition agreements disclosed in Note 3 of Item 1, and the debt transactions discussed above and in Note 6 of Item 1, there have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first nine months of 2021 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	September 30,	December 31,	September 30,
	2021	2020	2020
Total shareholders’ equity	$2,690.3	$3,610.8	$4,207.3
Shareholders’ equity decreased $920.5 million during the first nine months of 2021 as a result of $2.167 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $442.9 million, partially offset by net income of $1.560 billion and an increase in Other capital of $196.7 million primarily associated with stock-based compensation expense and stock option exercises.
Shareholders’ equity decreased $1.517 billion since September 30, 2020 as a result of $3.242 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $563.1 million, partially offset by net income of $1.967 billion and an increase in Other capital of $314.8 million primarily associated with stock-based compensation expense and stock option exercises.
During the first nine months of 2021, the Company purchased 8.075 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2021 to purchase 50.575 million shares of its common stock.
In February 2021, the Company's Board of Directors increased the quarterly cash dividend from $.4467 per share to $.55 per share. This quarterly dividend was approved in all subsequent quarters and will result in an annual dividend for 2021 of $2.20 per share or a 29.9% payout of 2020 diluted net income per share.
Cash Flow
Net operating cash for the nine months ended September 30, 2021 was a cash source of $2.051 billion compared to a cash source of $2.564 billion for the same period in 2020. The decrease in net operating cash was primarily due to an increase in cash requirements for working capital and a decrease in net income.
Net investing cash usage increased $50.1 million in the first nine months of 2021 to a usage of $226.7 million from a usage of $176.6 million in 2020 primarily due to an increase in capital expenditures and other investments, partially offset by the proceeds received from the Wattyl divestiture in the current year.
Net financing cash usage decreased $178.5 million in the first nine months of 2021 to a usage of $1.738 billion from a usage of $1.916 billion for the same period in 2020 primarily due to decreased payments of long-term debt, partially offset by increased treasury stock purchases and cash dividends paid.

In the twelve month period from October 1, 2020 through September 30, 2021, the Company generated net operating cash of $2.896 billion, used $372.5 million in investing activities and used $2.842 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At September 30, 2021, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the Company’s debt and related covenant.

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
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$502.2	$705.8	$1,560.4	$1,623.4
Interest expense	83.1	83.3	249.8	257.6
Income taxes	109.3	169.8	379.3	391.9
Depreciation	63.4	67.4	199.8	200.0
Amortization	76.2	78.7	233.2	234.2
EBITDA	$834.2	$1,105.0	$2,622.5	$2,707.1
Loss on divestiture	—	—	111.9	$—
Adjusted EBITDA	$834.2	$1,105.0	$2,734.4	$2,707.1

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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. The information below updates the risks relating to the COVID-19 pandemic. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, any of which could have a material effect on us. This situation continues to change rapidly and additional impacts may arise that we are not aware of currently. During the third quarter ended September 30, 2021, there were no material changes to our other previously disclosed risk factors.
The COVID-19 pandemic has adversely impacted our business, results of operations, cash flow and financial condition, and the extent to which the COVID-19 pandemic will adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future remains uncertain.
Beginning in early 2020, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of a novel strain of coronavirus (COVID-19). Some of these actions have been lifted and reinstated in various jurisdictions, but continue to include quarantines, physical distancing, face coverings, restrictions on public gatherings and other health and safety protocols, stay-at-home orders, travel restrictions, mandatory business closures, vaccine and testing requirements and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.
In response to the pandemic and these actions, we began implementing changes in our business in March 2020 designed to protect the health and well-being of our employees and customers and to support appropriate health and safety protocols. These changes have included: temporarily reducing store hours and closing our sales floors in our company-operated paint stores to the general public; requiring our customers to order product online or via phone and to access their products via curbside pickup or delivery; implementing remote, alternate and flexible work arrangements where possible; enhancing cleaning and sanitation procedures; implementing domestic and international travel restrictions and return to work and visitor screening protocols; postponing or canceling hosting or attending large events; and enhancing certain employee benefits, such as telehealth, paid sick leave, family leave and voluntary leave of absence policies and programs.
In May 2020, we began the process of reinstituting regular store hours and re-opening the sales floors in our stores with appropriate health and safety protocols, which resulted in all of our stores in the U.S. and Canada being fully reopened. We also began the process of returning some of our employees who work in office environments to the office, although many employees continued to work remotely. In May 2021, we commenced a phased-in return of additional employees to many of our offices that resulted in nearly all of our global headquarters and many of our other office employees returning to the office during the third quarter of 2021. We continue to evaluate and adapt the changes we have made in our business since the onset of the pandemic and work with government and other authorities and organizations to maintain our operations and support the health and well-being of our employees, customers and their families.
The necessary and appropriate measures we have taken have resulted in additional costs, including for COVID-related leave and healthcare costs in support of our employees and their families and for enhanced health and safety protocols designed to protect our employees, customers and their families, and have adversely impacted our business and financial performance. We also have faced, and will continue to face, operational risks in connection with remote work arrangements, including but not limited to cybersecurity risks and increased vulnerability to damage or interruption resulting from, among other causes, cyber attacks, security breaches, phishing, malware, viruses, ransomware, power outages or system failures. As our response to the pandemic continues and evolves, we expect to incur additional costs and are likely to experience further adverse impacts to our business, each of which may be significant.

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
While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including additional variants and waves of COVID-19 cases in certain areas; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including relating to COVID-19 vaccine and testing requirements and the duration, degree and effectiveness of directives, as well as the easing, removal and potential reinstitution of directives; (c) the further development, availability, effectiveness and distribution of treatments and vaccines for COVID-19; (d) the extent and duration of the pandemic’s adverse and/or volatile effects on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, labor markets and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; (e) our ability to sell, provide and meet the demand for our services and products, including as a result of potential reinstitution of temporarily-reduced store hours and sales floor closures in our stores and continued travel restrictions, mandatory business closures, and stay-at-home or similar orders or directives; (f) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations, including as a result of employees or their family members testing positive for COVID-19; (g) the ability of our customers and suppliers to continue their operations, which could affect our ability to sell, provide and meet the demand for our services and products and result in terminations of contracts, losses of revenue and adverse effects to our supply chain; and (h) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or further impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s third quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)				52,250,000
Employee transactions (2)				N/A

August 1 - August 31
Share repurchase program (1)	275,000	$303.41	275,000	51,975,000
Employee transactions (2)	255	$303.76		N/A

September 1 - September 30
Share repurchase program (1)	1,400,000	$298.58	1,400,000	50,575,000
Employee transactions (2)	—	$—		N/A

Quarter Total
Share repurchase program (1)	1,675,000	$299.37	1,675,000	50,575,000
Employee transactions (2)	255	$303.76		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
During the nine months ended September 30, 2021, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to global tax advisory and tax compliance services.

Item 6. Exhibits.

4.1
Amended and Restated Credit Agreement, dated as of August 2, 2021, by and among The Sherwin-Williams Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2021, and incorporated herein by reference.

4.2
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 6, 2021, by and among The Sherwin-Williams Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2021, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 26, 2021	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

October 26, 2021	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer