Form 10-K
period 2021-12-31
SHERWIN WILLIAMS CO
filed 2022-02-17
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes ☒ No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2021 was $71,612,872,106 (computed by reference to the price at which the common stock was last sold on such date).
At January 31, 2022, 260,373,774 shares of common stock were outstanding, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2022 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2021 are incorporated by reference into Part III of this report.

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
The Americas Group
The Americas Group consisted of 4,859 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2021. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. In addition to our stores in the Latin America region, The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. At December 31, 2021, The Americas Group consisted of operations from subsidiaries in 10 foreign countries.
Consumer Brands Group
The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in China and Europe. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 62% of the total sales of the Consumer Brands Group in 2021 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2021, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 5 foreign countries. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation.
Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-

based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 282 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. At December 31, 2021, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 44 foreign countries.
Administrative Segment
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment is interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses which are not directly associated with the Reportable Segments. The Administrative segment does not include any significant foreign operations. Also included in the Administrative segment is the operations of a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. Material gains and losses from the sale of property are infrequent and not a significant operating factor in determining the performance of the Administrative segment.
Raw Materials and Products Purchased for Resale
Raw materials and products purchased for resale make up the majority of our consolidated cost of goods sold. Raw materials may vary considerably by the specific paint or coating being manufactured but can generally be divided into the following categories: resins and latex, pigments, additives, solvents, and metal or plastic containers. A significant portion of these raw materials are derived from various upstream petrochemical and related commodity feedstocks, notably propylene. Raw materials are sourced from multiple suppliers globally, typically within the geographic region where our products are being manufactured. A small portion of specialized resins and other products are manufactured in house. We also purchase a variety of products for resale that are highly complementary to our paint and coating offerings, notably spray equipment and parts, floorcovering, and assorted sundries. We attempt, if feasible, to mitigate our potential risk associated with the sourcing of our raw materials and other products through inventory management, strategic relationships with key suppliers, alternative sourcing strategies and long-term investments to expand our manufacturing capabilities. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
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
•The Americas Group: Sherwin-Williams®, Cashmere®, Colorgin®, Condor®, Duration®, Emerald®, Harmony®, Kem Tone®, Loxon®, Metalatex®, Novacor®, PaintShield®, ProClassic®, ProCraft®, ProIndustrial™, ProMar®, SuperDeck®, SuperPaint®, Woodscapes®
•Consumer Brands Group: Cabot®, Dupli-Color®, Dutch Boy®, Geocel®, HGTV HOME® by Sherwin-Williams, Huarun®, Krylon®, Minwax®, Purdy®, Ronseal®, Thompson’s® WaterSeal®, Valspar®, White Lightning®
•Performance Coatings Group: Sherwin-Williams®, Acrolon®, AcromaPro®, ATX®, DeBeer Refinish®, Duraspar®, EcoDex®, Envirolastic®, Excelo®, EzDex®, Fastline®, Firetex®, Fluropon®, Heat-Flex®, House of Kolor®, Huarun®, Inver®, Kem Aqua®, Lazzuril®, Macropoxy®, Martin Senour®, Matrix Edge™, M.L. Campbell®, Octoral®, PermaClad®, Polane®, Powdura®, Sayerlack®, Sher-Wood®, Sumaré®, Ultra 9K®, Ultra 7000®, ValPure®, Valspar®

Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, The Americas Group and the Performance Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not typically significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. During 2021, we experienced raw material shortages, labor constraints, and weather-related shutdowns that impacted our production and ability to meet customer orders. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products during 2022.
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
Human Capital Resources
We believe our people are central to the foundation and future of the Company’s success. Our culture and commitment to our people are important factors in attracting, retaining, developing and progressing qualified talent. At December 31, 2021, we employed 61,626 people worldwide, of which 78% were in the United States and 22% were in other global regions.
Purpose and Culture. Our commitment to our people is embedded in our corporate purpose and guiding values. Our purpose is to inspire and improve the world by coloring and protecting what matters. We fulfill this purpose through the development, manufacture, distribution and sale of innovative paint and coatings products, striving to deliver benefits for all major stakeholders, including our employees. The Company’s seven guiding values — integrity, people, service, quality, performance, innovation and growth — influence how we fulfill our purpose, emphasize our commitment to our people and serve as the foundation of our culture of excellence. We value and support our people through, among other initiatives, our inclusion, diversity and equity, talent acquisition, employee engagement, and occupational health and safety initiatives, and our employment practices and total rewards programs.
Inclusion, Diversity and Equity. We are committed to fostering a culture of inclusion where differences are welcomed, appreciated and celebrated to positively impact our people and business. Reflected in the Company’s Code of Conduct and reinforced through our actions, training and attitudes, fostering an inclusive culture is a moral and business imperative. The building blocks of our inclusion, diversity and equity strategy include:
•Educate and communicate to drive success: Building awareness of inclusive leadership behaviors to leverage the unique contributions of each employee to positively impact our people and business results.
•Fill the pipeline with the best talent: Attracting the best talent pool that reflects the diversity of the communities in which we serve and do business.
•Develop and engage talent by investing in our people: Investing in our people by providing networking and learning opportunities to drive retention, progression and engagement.
•Progress talent by embedding equity into talent planning: Embedding equity into talent practices, processes, tools and resources at all levels.

Our continuous efforts to create a supportive, welcoming environment across our global footprint is the shared responsibility of all employees, including our senior leaders. Our senior leaders attend an inclusion, diversity and equity learning session to assist us in maintaining our commitment to leading with inclusion and embracing and leveraging the diversity of our workforce.
Talent Acquisition and Employee Engagement. We are committed to providing our people with opportunities to learn, grow and be recognized for their achievements. Through our integrated talent management strategy, we strive to attract, retain, develop and progress a workforce that embraces our culture of inclusion and reflects our diversity efforts. The Company’s early talent programs, including our management trainee program, play a critical role in attracting and progressing a diverse pipeline of talent. During 2021, we hired approximately 1,400 talented people through our management trainee program as part of our long-term growth initiatives.
We are also committed to investing in our people by providing learning and employee networking opportunities to drive retention, progression and engagement and help them excel in their current and future roles. During 2021, our employees completed thousands of hours of online and instructor-led courses across a broad range of categories, including leadership, inclusion, diversity and equity, professional skills, technical and compliance.
Occupational Health and Safety. We are committed to providing safe and healthy working environments for our employees. We have a continued focus on Environmental, Health and Safety (EHS) excellence that involves enhancing employee health and safety, process safety, occupational health and taking reasonable preventative measures to reduce workplace injuries to protect the health and safety of our employees. We strive for incident-free workplaces — continuously assessing and developing the programs that are in place to help keep our employees, customers and communities safe.
Since the onset of the pandemic, we have implemented significant modifications to our health and safety programs, which were designed to protect the health and well-being of our employees and customers from COVID-19. These efforts have included, but are not limited to: requiring social distancing; permitting remote, alternate and flexible work arrangements where possible; enhancing cleaning and sanitation procedures; restricting domestic and international travel; developing return to work and visitor screening protocols; and postponing or cancelling the hosting or attending of large events.
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
Over the past two years, we enhanced certain of the Company’s benefits and practices to support the health and well-being of our employees through the challenges of the pandemic and significant supply chain disruptions caused by Winter Storm Uri and Hurricane Ida — two natural disasters that occurred during 2021. Our enhanced benefits have included tele-health, paid sick leave, family leave and voluntary leave of absence policies and programs. We also have rewarded our employees’ resiliency and hard work and made changes in our business to encourage retention, including wage increases, reduced store hours and employee benefits enhancements.
For additional information regarding our response to the COVID-19 pandemic and supply chain disruptions, see the information included within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Regulatory Compliance
For additional information regarding environmental-related matters, see Notes 1, 9 and 18 to the Consolidated Financial Statements in Item 8.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Letter to Shareholders” and elsewhere in this report constitute “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “believe,” “expect,” “may,” “will,” “should,” “project,” “could,” “plan,” “goal,” “target,” “potential,” “seek,” “intend,” “aspire” or “anticipate” or the negative thereof or comparable terminology.
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results, performance and experience. These risks, uncertainties and other factors include such things as:
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
•disruptions in the supply chain, including those caused by industry capacity constraints, labor shortages, raw material availability, and logistics delays and constraints;
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
•adverse weather conditions or natural disasters, including due to the impacts of climate change, and public health crises, including the COVID-19 pandemic; and
•the duration, severity and scope of the COVID-19 pandemic and the actions implemented by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19, which may exacerbate one or more of the aforementioned and/or other risks, uncertainties and factors more fully described in the Company’s reports filed with the Securities and Exchange Commission.
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

ITEM 1A.    RISK FACTORS
The risks described below and in other documents we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
ECONOMIC AND STRATEGIC RISKS
The COVID-19 pandemic has adversely impacted our business, results of operations, cash flow and financial condition, and the continuing effects of the COVID-19 pandemic remain highly unpredictable and could adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future.
Our business, results of operations, cash flow and financial condition have been, and may be in the future, adversely affected by the COVID-19 pandemic, including the impacts resulting from efforts by public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. Since the onset of the pandemic, we have made changes in our business designed to support these efforts and protect the health and well-being of our employees and customers. The changes in our business have included: temporarily reducing store hours and closing our sales floors in our company-operated paint stores to the general public; requiring our customers to order product online or via phone and to access their products via curbside pickup or delivery; implementing remote, alternate and flexible work arrangements where possible; enhancing cleaning and sanitation procedures; implementing domestic and international travel restrictions and return to work and visitor screening protocols; postponing or canceling the hosting or attending of large events; and enhancing certain employee benefits, such as telehealth, paid sick leave, family leave and voluntary leave of absence policies and programs. We continue to evaluate the changes we have made in our business, consider new and further changes, and work with public health, government and other authorities and organizations to maintain our operations and support the health and well-being of our employees, customers and their families.
The necessary and appropriate measures we have taken have resulted in additional costs, including for COVID-related leave and healthcare costs, and have adversely impacted our business and financial performance. As the pandemic continues and evolves, we may incur additional costs and experience further adverse impacts to our business, each of which may be significant. We also have faced, and may continue to face, operational risks in connection with remote and hybrid in-office work arrangements, including but not limited to cybersecurity risks and increased vulnerability to damage or interruption resulting from, among other causes, cyber attacks, security breaches, phishing, malware, viruses, ransomware, power outages or system failures.
The COVID-19 pandemic has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which may continue, and all of which have adversely affected, and may continue to adversely affect, our business. We have experienced occasional, temporary disruptions and closures of some of our facilities, including more recently in connection with the Omicron variant and due to our employees or their family members testing positive for COVID-19. We also have seen shifts in consumer behaviors and preferences, as well as impacts in the demand for some of our products. While demand levels for our products have been returning to more normalized levels, our ability to predict and meet any future changes in the demand for our products due to the impacts of the pandemic remains uncertain.
While we continue to closely monitor the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including additional variants and waves of COVID-19 cases; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including with respect to COVID-19 vaccination and testing requirements, and the duration, degree, effectiveness and easing, removal or reinstitution of directives; (c) the further development, availability, effectiveness and distribution of COVID-19 treatments and vaccines; (d) the extent and duration of the pandemic’s adverse and/or volatile effects on economic and social activity, supply chain logistics, inflationary pressures, consumer confidence, discretionary spending and preferences, labor and healthcare costs, labor markets and unemployment rates, any of which may reduce demand for some of our products, impact our ability to predict and meet any future changes in the demand for our products, or impair the ability of those with whom we do business to satisfy their obligations to us; (e) our ability to sell, provide and meet the demand for our services and products, including as a result of new, or the reinstitution of prior, directives; (f) any temporary reduction in our workforce or closures of our offices and facilities and our ability to adequately staff and maintain our operations, including as a result of employees or their family members testing positive for COVID-19; (g) the ability of our customers and suppliers to continue their operations, which could affect our ability to sell, provide and meet the demand for our services and products and result in terminations of contracts, losses of revenue and adverse effects to our supply chain; and (h) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions. If the pandemic continues to create disruptions or turmoil in the credit or financial markets or impacts our credit ratings in the future, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
Given the inherent uncertainty surrounding COVID-19, the pandemic may continue to create challenging operating environments and may have an adverse impact on our business in the near term. If these conditions persist or worsen for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may also have a material adverse effect on our results of operations, cash flow, liquidity, or financial condition.
Adverse changes in general business and economic conditions in the United States and worldwide may adversely affect our results of operations, cash flow, liquidity or financial condition.
Our business is sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide, including due to the COVID-19 pandemic, may reduce the demand for some of our products, adversely impact our ability to predict and meet any future changes in the demand for our products, and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, business disruptions due to cybersecurity incidents, terrorist activity, armed conflict, war, public health crises (including the COVID-19 pandemic), impacts of climate change, fires or other natural disasters, supply chain disruptions, and other economic factors could also adversely affect demand for some of our products, our ability to predict and meet any future changes in the demand for our products, the availability, delivery or cost of raw materials, our ability to adequately staff and maintain operations at affected facilities and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.
Protracted duration of economic downturns in cyclical segments of the economy may depress the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
Portions of our business involve the sale of paint, coatings and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing, manufacturing and oil production, refining, storage and transportation. Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease, and the recovery of these segments may lag behind the recovery of the overall economy. This decrease in spending likely will reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.
Although interest rates remain low by historical standards, any increase may adversely affect the demand for new residential homes, existing home turnover and new non-residential construction. A worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
In the U.S. construction and housing segments, the recent demand for new construction has caused contractors to experience a shortage of skilled workers, resulting in related project backlogs and an adverse effect on the growth rate of demand for our products. While we expect to see higher demand for our products as project backlogs are reduced in the future, this labor shortage may adversely impact our sales, earnings, cash flow or financial condition.
FINANCIAL RISKS
A weakening of global credit markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
A weakening of global credit markets could adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, access to capital and our investments, which could adversely impact our results of operations, cash flow, liquidity or financial condition.
We finance a portion of our sales through trade credit. Credit markets remain tight, and some customers who require financing for their businesses have not been able to obtain, and may in the future have difficulty obtaining, necessary financing. A continuation or worsening of these conditions could limit our ability to collect our accounts receivable, which could adversely affect our results of operations, cash flow, liquidity or financial condition.
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

Although we have available credit facilities to fund our current operating needs, we cannot be certain we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings, including due to uncertainties regarding COVID-19, likely would increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
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
At December 31, 2021, we had total debt of approximately $9.615 billion, which is an increase of $1.323 billion since December 31, 2020. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, including public health crises, such as the COVID-19 pandemic, adverse weather conditions or natural disasters, such as due to the impacts of climate change, supply chain disruptions and related impacts. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
The degree to which we are leveraged could have important consequences for shareholders. For example, it could:
•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other long-term growth initiatives and general corporate purposes;
•increase our vulnerability to adverse economic or industry conditions;
•limit our ability to obtain additional financing in the future to enable us to react to changes in our business or economic or industry conditions; or
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.
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
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Euro, the Chinese yuan, the Canadian dollar, the Brazilian real, the British pound, and the Mexican peso, each against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we believe we may experience losses from foreign currency exchange rate fluctuations, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition.
OPERATIONAL RISKS
Adverse weather conditions and natural disasters, including due to the impacts of climate change, may temporarily reduce the demand for some of our products, impact our ability to meet the demand for our products or cause supply chain disruptions and increased costs, and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions and natural disasters, including due to the impacts of climate change, have had or may have an adverse effect on our sales, manufacture and distribution of paint, coatings and related products. In the event adverse weather conditions or a natural disaster cause significant damage to any one or more of our principal manufacturing or distribution facilities, we may not be able to manufacture the products needed to meet customer demand, which could have an adverse effect on our sales of certain paint, coatings and related products.
The impact of these risks to our suppliers also have had or may have an adverse effect on our sales, manufacture and distribution of certain of our products. During 2021, Winter Storm Uri and Hurricane Ida caused significant damage to certain of our suppliers’ facilities in Texas and Louisiana, respectively. These natural disasters and their impacts to certain of our suppliers resulted in unprecedented industry-wide supply chain disruptions, increased raw material and other costs, and significantly hindered our ability to manufacture the products needed to fully meet customer demand. We discuss these natural disasters and their adverse impact to our business in more detail in the “Outlook” section in Item 7.
In any of these instances, an adverse effect on sales may cause a reduction in our earnings or cash flow.
Unexpected shortages and increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials (including titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs, supply chain disruptions, adverse weather conditions and natural disasters (including hurricanes and severe winter or other storms due to the impacts of climate change) or public health crises (including the COVID-19 pandemic) could disrupt the availability of raw material and fuel supplies, adversely impact our ability to meet customer demands for some of our products or adequately staff and maintain operations at affected facilities and increase our costs. In addition, environmental and social regulations, including regulations related to climate change, may negatively impact us or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy. Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow. In the event we experience supply chain disruptions from our suppliers, we may not be able to timely secure alternate sources in order to prevent significant impacts to our business, or we may experience quality issues with raw materials and energy sourced from alternate sources. If the cost of raw materials and energy increases, we may not be able to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene, as well as metal and plastic packaging.
The cost of raw materials and energy could continue to experience periods of volatility in the future and may adversely affect our earnings and cash flow.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution platform. During 2021, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer, the loss of any of these large customers could have an adverse effect on our sales, earnings or cash flow.

Increased competition or failure to keep pace with developments in key competitive areas of our business may reduce our sales, earnings or cash flow performance.
We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. Some of our competitors operate more extensively in certain regions around the world and have greater financial or operational resources to compete internationally. Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are key competitive factors for our business. Competition in any of these areas, or failure to keep pace with developments in any of these areas, may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.
We have historically made strategic acquisitions of businesses in the paint and coatings industry and likely will acquire additional businesses in the future as part of our long-term growth strategy. The success of future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event we do not successfully integrate such future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
Net external sales of our consolidated foreign subsidiaries totaled approximately 21.2%, 19.5% and 20.6% of our total consolidated net sales in 2021, 2020 and 2019, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, difficulties in staffing and managing foreign operations and other external economic and political factors. In addition, public health crises (including the COVID-19 pandemic) in foreign jurisdictions may temporarily reduce the demand for some of our products and adversely affect the availability and cost of raw materials. Our inability to successfully manage the risks and uncertainties relating to any of these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
In many foreign countries, it is not uncommon to engage in certain business practices we are prohibited from engaging in because of regulations applicable to us, such as the Foreign Corrupt Practices Act and the UK Bribery Act. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and an increase in criminal and civil proceedings brought against companies and individuals. Although we have internal control policies and procedures designed to ensure compliance with these regulations, there can be no assurance our policies and procedures will prevent a violation of these regulations. Any violation could cause an adverse effect on our results of operations, cash flow or financial condition.
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
Additionally, the results of the United Kingdom’s referendum on European Union membership, which resulted in the United Kingdom’s exit from the European Union on January 31, 2020 (“Brexit”), caused significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. The transition period post-Brexit expired on December 31, 2020, and the United Kingdom and European Union entered into a free trade agreement that now governs the United Kingdom’s relationship with the European Union. While the United Kingdom and European Union generally have continued to trade with each other without the imposition of tariffs for imports and exports, trades have been subject to new customs requirements that require additional documentation and data and new controls on the movement and reporting of goods (including chemicals). Although we have not experienced any material disruption in our business as a result of Brexit to date, we do not know the extent to which Brexit and the free trade agreement will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the European Union or other countries, although it is possible there will be tighter controls and administrative requirements for imports and exports between the United Kingdom and the European Union or other countries, as well as increased regulatory complexities, as the transition continues. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.
Cybersecurity incidents and other disruptions to our information technology systems could interfere with our operations, result in the compromise or loss of critical and confidential information and severely harm our business.
We rely on information technology systems to conduct our business, including recording and processing transactions, manufacturing and selling our products, researching and developing new products, maintaining and growing our competitive position, and supporting and communicating with our employees, customers, suppliers and other vendors. These information technology systems are important to many business-critical processes including, but not limited to, production planning, manufacturing, finance, company operations, sales and customer service. Some of these systems are maintained or operated by third-party providers. Despite our efforts to prevent disruptions to these information technology systems, these systems may be affected by damage or interruption resulting from, among other causes, cyber attacks, security breaches, phishing, malware, viruses, ransomware, power outages or system failures. These risks could be magnified due to the increased reliance on information technology systems to conduct our business, including those used in furtherance of remote and hybrid in-office work environments. Disruptions to these systems may have a material adverse effect on our business, results of operations and financial condition.
As part of our business, we collect and handle sensitive and confidential information about our business, customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those third parties with which we do business, may be vulnerable to cyber attacks, security breaches, malware, viruses, ransomware, power outages, system failures, acts of vandalism or misconduct, human or technical errors or other similar events or disruptions. Any such event involving the misappropriation, loss or other unauthorized disclosure of information, whether impacting us or third parties with which we do business, could result in losses, damage our reputation or relationships with customers and suppliers, expose us to the risks of litigation, regulatory action and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. We continue to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems, providing annual training for all employees (with more enhanced or frequent training based on role), assessing the continued appropriateness of relevant insurance coverage and strengthening our controls to monitor and mitigate these threats.
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
Our ability to attract, retain, develop and progress a qualified workforce could adversely impact our business and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract and onboard qualified candidates with the requisite education, background, skills and experience and our ability to retain, develop, progress and engage qualified employees across our business, including our stores, fleet, manufacturing, corporate and other operations and functions. Competition for talent is intense, and we are facing increased wage rates and labor shortages due to a tightened labor market and other macroeconomic conditions that have been exacerbated by the COVID-19 pandemic. To the extent we are unable to remain competitive with our compensation and benefits, talent management strategy, inclusive workplace culture and related initiatives, programs and practices, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and may be unable to attract, retain, develop and progress a qualified workforce, which could adversely affect our business and future success and impair our ability to meet our strategic objectives and the needs of our customers.
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
We are subject to a wide variety of complex domestic and foreign laws, rules and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, data privacy and security laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. From time to time, our Company, our operations and the industries in which we operate may be reviewed or investigated by regulators, which could lead to enforcement actions or the assertion of private litigation claims and damages.
Although we believe we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means compliance risks will continue to exist. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, likely will arise from time to time. These investigations, examinations and other proceedings could subject us to significant liability and require us to take significant accruals or pay significant settlements, fines and penalties, which could have a material adverse effect on our results of operations, cash flow or financial condition.
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
We are required to comply with, and may become subject to additional, numerous complex and increasingly stringent domestic and foreign health, safety and environmental (including related to climate change) laws, regulations and requirements, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.
Our operations are subject to various domestic and foreign health, safety and environmental laws, regulations and requirements, including those related to chemicals, climate change and the COVID-19 pandemic. These laws, regulations and requirements not only govern our current operations and products, but also impose potential liability on us for our past operations.
Increased global focus on climate change may result in the imposition of new or additional regulations or requirements applicable to, and increased financial risks for, our business and industry. A number of government authorities and agencies have introduced or are contemplating regulatory changes to address climate change, including the regulation of greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, including to fund energy efficiency activities or renewable energy use, and fees or restrictions on certain activities or materials. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, additional investments in renewable energy use and other initiatives, reduced emission allowances or additional restrictions on production or operations. We may not be able to timely recover the cost of compliance with such new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition.
We expect health, safety and additional environmental laws, regulations and requirements to be increasingly stringent upon our industry and us in the future. Our costs to comply with these laws, regulations and requirements may increase as they become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.
We are involved with environmental investigation and remediation activities at some of our currently- and formerly-owned sites, as well as a number of third-party sites, for which our ultimate liability may exceed the current amount we have accrued.
We are involved with environmental investigation and remediation activities at some of our currently- and formerly-owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail in the “Environmental-Related Liabilities” and “Environmental Matters” sections in Item 7 and in Note 9 to the Consolidated Financial Statements in Item 8.
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

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

	Manufacturing (1)			Distribution (1)
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Asia	1	5	6	1	3	4
Canada		3	3	1		1
Europe		3	3	1	3	4
Jamaica		1	1		1	1
Latin America	2	6	8	4	5	9
United States	6	31	37	11	1	12
Total	9	49	58	18	13	31

Performance Coatings Group
Africa		1	1		1	1
Asia	2	3	5	2	2	4
Europe	1	17	18	4	12	16
Latin America	1	4	5	1	6	7
United States		10	10		9	9
Total	4	35	39	7	30	37
(1)     Certain geographic locations may contain both manufacturing and distribution facilities.
The operations of The Americas Group included a leased distribution facility in Uruguay and 4,859 company-operated specialty paint stores, of which 217 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia, Uruguay, Brazil, Chile, Peru, Mexico, Ecuador and Barbados at December 31, 2021. These paint stores are divided into six separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2021:
•the Mid Western Division operated 1,156 paint stores primarily located in the midwestern and upper west coast states;
•the Eastern Division operated 891 paint stores along the upper east coast and New England states;
•the Canada Division operated 246 paint stores throughout Canada;
•the Southeastern Division operated 1,151 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados;
•the South Western Division operated 1,105 paint stores in the central plains and the lower west coast states; and
•the Latin America Division operated 310 paint stores in Uruguay, Brazil, Chile, Peru, Mexico and Ecuador.
During 2021, The Americas Group opened 85 net new stores, consisting of 92 new stores opened (76 in the United States, 3 in Canada, 3 in South America and 10 in Mexico) and 7 stores closed (6 in the United States and 1 in South America).

The Performance Coatings Group operated 221 branches in the United States, of which 8 were owned, at December 31, 2021. The Performance Coatings Group also operated 61 branches internationally, of which 6 were owned, at December 31, 2021, consisting of branches in Canada (21), Europe (15), Chile (11), Mexico (5), Peru (4), Vietnam (3), Ecuador (1), and Brazil (1). During 2021, this segment opened one new branch and closed one branch for no net change in the number of branches operated.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is the name, age and position of each of our executive officers and all persons chosen to become executive officers, as well as all prior positions held by each person during the last five years. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Position
John G. Morikis	58	Chairman and Chief Executive Officer, Director
Heidi G. Petz	47	President and Chief Operating Officer
Allen J. Mistysyn	53	Senior Vice President - Finance and Chief Financial Officer
Jane M. Cronin	54	Senior Vice President - Corporate Controller
Mary L. Garceau	49	Senior Vice President, General Counsel and Secretary
Thomas P. Gilligan	61	Senior Vice President - Human Resources
James R. Jaye	55	Senior Vice President - Investor Relations and Corporate Communications
Bryan J. Young	46	Senior Vice President - Corporate Strategy and Development
Justin T. Binns	46	President, The Americas Group
Karl J. Jorgenrud	45	President, Performance Coatings Group
Todd D. Rea	47	President, Consumer Brands Group
Joseph F. Sladek	51	President & General Manager, Global Supply Chain Division, Consumer Brands Group

Mr. Morikis has served as Chairman since January 2017, President since March 2021, and Chief Executive Officer since January 2016. Mr. Morikis served as President from October 2006 to March 2019 and Chief Operating Officer from October 2006 to January 2016. Mr. Morikis has served as a Director since October 2015 and has been employed with the Company since December 1984. Effective March 1, 2022, Mr. Morikis will serve as Chairman and Chief Executive Officer.
Ms. Petz has served as President, The Americas Group since March 2021. Ms. Petz served as Senior Vice President, Marketing, The Americas Group from November 2020 to March 2021 and President, Consumer Brands Group from September 2020 to November 2020. Also within the Consumer Brands Group, Ms. Petz served as President & General Manager, Retail North America from March 2019 to September 2020 and Senior Vice President, Marketing from June 2017 to March 2019. Prior to joining the Company in connection with the Valspar acquisition, Ms. Petz served as Vice President of Marketing, Consumer Business of Valspar from June 2013 to June 2017. Ms. Petz has been employed with the Company since June 2017. Effective March 1, 2022, Ms. Petz will serve as President and Chief Operating Officer.
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
Mr. Young has served as Senior Vice President - Corporate Strategy and Development since March 2021. Mr. Young served as Vice President - Corporate Strategy and Development from June 2017 to February 2021. Prior to joining the Company in connection with the acquisition of The Valspar Corporation, Mr. Young served as Vice President, Corporate Development of Valspar from October 2015 to June 2017. Mr. Young has been employed with the Company since June 2017.
Mr. Binns has served as President, Performance Coatings Group since November 2020. Mr. Binns served as President & General Manager, Automotive Finishes Division, Performance Coatings Group from July 2018 to November 2020 and President & General Manager, Eastern Division, The Americas Group from October 2016 to July 2018. Mr. Binns has been employed with the Company since August 1997. Effective March 1, 2022, Mr. Binns will serve as President, The Americas Group.
Mr. Jorgenrud has served as President & General Manager, General Industrial Division, Performance Coatings Group since January 2020. Mr. Jorgenrud served as President & General Manager, Protective & Marine Division, Performance Coatings Group from June 2017 to December 2019. Prior to joining the Company in connection with the Valspar acquisition, Mr. Jorgenrud served as Vice President and General Manager, Global Functional Coatings of Valspar from September 2013 to June 2017. Mr. Jorgenrud has been employed with the Company since June 2017. Effective March 1, 2022, Mr. Jorgenrud will serve as President, Performance Coatings Group and will become an executive officer at that time.
Mr. Rea has served as President, Consumer Brands Group since November 2021. Mr. Rea served within the Consumer Brands Group as President of North America Sales from November 2020 to November 2021, Senior Vice President of Sales, Retail and National Accounts from November 2019 to November 2020, Senior Vice President of Sales, Lowe’s Business Unit from March 2018 to November 2019, Senior Vice President of Sales, National Accounts from August 2017 to February 2018, and Vice President of Sales, National Accounts from April 2016 to August 2017. Mr. Rea has been employed with the Company since April 1993.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2022 was 5,365. The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated by reference into Part III of this report.
Common Stock Split
During the first quarter of 2021, the Company’s Board of Directors approved and declared a three-for-one stock split to shareholders of record at the close of business on March 23, 2021 (the Stock Split). The Stock Split was effected on March 31, 2021. All share and per share information herein has been retroactively adjusted to reflect the Stock Split.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (1)	1,475,000	$290.20	1,475,000	49,100,000
Employee transactions (2)	2,423	$294.85		N/A

November 1 – November 30
Share repurchase program (1)	200,000	$333.69	200,000	48,900,000
Employee transactions (2)	715	$330.67		N/A

December 1 – December 31
Share repurchase program (1)	325,000	$340.09	325,000	48,575,000
Employee transactions (2)	603	$342.05		N/A
Total
Share repurchase program (1)	2,000,000	$302.66	2,000,000	48,575,000
Employee transactions (2)	3,741	$309.30		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. On February 17, 2021, the Board of Directors authorized the Company to purchase an additional 45,000,000 shares of the Company’s stock for treasury purposes. The Company had remaining authorization at December 31, 2021 to purchase 48,575,000 shares. There is no expiration date specified for the program.
(2)All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had shares of restricted stock vest.

Comparison of Cumulative Total Return
The following graph compares the cumulative total shareholder return on Sherwin-Williams common stock with the cumulative five-year total return of the companies listed on the Standard & Poor’s 500 Stock Index and the peer groups of companies selected on a line-of-business basis. The cumulative five-year total return assumes $100 was invested on December 31, 2016 in Sherwin-Williams common stock, the S&P 500 and the peer group. The cumulative five-year total return, including reinvestment of dividends, represents the cumulative value through December 31, 2021.

Comparison of Cumulative Five-Year Return
$500
$400
$300
$200
$100
2016
2017
2018
2019
2020
2021
Sherwin-Williams Co.
S&P 500 Index
Peer Group

Peer group of companies comprised of the following: Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF SE, Genuine Parts Company, H.B. Fuller Company, The Home Depot, Inc., Lowe’s Companies, Inc., Masco Corporation, Newell Brands Inc., PPG Industries, Inc., RPM International Inc., and Stanley Black & Decker, Inc.
ITEM 6. [Reserved]

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
Summary
•Consolidated net sales increased 8.6% in the year to a record $19.94 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 6.0% in the year
◦Raw material availability issues negatively impacted full year sales by a mid-single digit percentage
•Diluted net income per share decreased to $6.98 per share in the year compared to $7.36 per share in the full year 2020
◦Adjusted diluted net income per share decreased to $8.15 per share in the year compared to $8.19 per share in the full year 2020
•Completed a three-for-one stock split to improve accessibility to a broader base of investors
•Finalized the divestiture of our Wattyl business in Australia and New Zealand
•Continued to invest in acquisitions expanding our product offerings and manufacturing capacity
Outlook
The Company navigated many uncertainties during 2021, including unprecedented raw material inflation, industry-wide supply chain disruptions, as well as temporary changes in the demand for our products due to the impacts of the COVID-19 pandemic earlier in the year and the Omicron variant later in the year. Despite the uncertainties, our businesses continue to be well-positioned, and we have confidence in our long-term outlook.
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
As we look to 2022, we are encouraged by the demand environment, which remains robust across our end markets. Our customers remain positive, and we expect that jobs delayed by raw material availability issues in 2021 will be completed in the quarters ahead rather than cancelled. We brought on 50 million gallons of incremental architectural paint production capacity in 2021 to meet this demand and will continue to add paint stores in 2022. We expect raw material availability to continue improving. We are implementing additional price increases to offset to the sustained cost inflation and expect raw material costs will ultimately moderate, enabling the recovery of our margins over time.
We intend to remain disciplined in our capital allocation approach, focused on driving value for our customers and returns for our shareholders. Capital expenditures, excluding our new global headquarters, will remain modest at approximately 2 percent of sales and we will continue to pursue acquisitions that fit our strategy. We expect to use any excess cash to make open market purchases of Company stock. Our balance sheet remains strong, and we expect debt to EBITDA to approach the high end of our target of 2.0 to 2.5 times range.
Please see Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K for further information regarding the current and potential impact of the COVID-19 pandemic and the potential impact of supply chain disruptions and raw material inflation on the Company.

Common Stock Split
During the first quarter of 2021, the Company’s Board of Directors approved and declared a three-for-one stock split to shareholders of record at the close of business on March 23, 2021 (the Stock Split). The Stock Split was effected on March 31, 2021. All share and per share information herein has been retroactively adjusted to reflect the Stock Split.
RESULTS OF OPERATIONS
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the years ended December 31, 2021 and 2020. For comparisons of the years ended December 31, 2020 and 2019, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 19, 2021.
Net Sales

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net Sales:
The Americas Group	$11,217.0	$10,383.2	$833.8	8.0%
Consumer Brands Group	2,721.6	3,053.4	(331.8)	(10.9)%
Performance Coatings Group	6,003.8	4,922.4	1,081.4	22.0%
Administrative	2.2	2.7	(0.5)	(18.5)%
Total	$19,944.6	$18,361.7	$1,582.9	8.6%
Consolidated net sales for 2021 increased due primarily to selling price increases in all Reportable Segments and higher product sales volume in the Performance Coatings Group, partially offset by lower sales volume in the Consumer Brands Group. Currency translation rate changes increased 2021 consolidated net sales by 0.8%. Net sales of all consolidated foreign subsidiaries increased 17.9% to $4.223 billion for 2021 versus $3.581 billion for 2020 due primarily to returning demand in most industrial end markets globally. Net sales of all operations other than consolidated foreign subsidiaries increased 6.4% to $15.722 billion for 2021 versus $14.781 billion for 2020.
Net sales in The Americas Group increased due primarily to selling price increases in all end markets, while sales volume remained flat as a result of raw material availability challenges. Net sales from stores in U.S. and Canada open for more than twelve calendar months increased 6.0% in the year over last year’s comparable period. Currency translation rate changes reduced net sales by 0.1% compared to 2020. During 2021, The Americas Group opened 92 new stores and closed 7 redundant locations for a net increase of 85 stores, with a net increase of 73 new stores in the U.S. and Canada. The total number of stores in operation at December 31, 2021 was 4,859 in the United States, Canada, Latin America and the Caribbean. The Americas Group’s objective is to expand its store base an average of 2% each year, primarily through organic growth. Sales of products other than paint increased approximately 12.5% over last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in 2021 primarily due to lower volume sales to most of the group’s retail customers as DIY demand returned to more normal levels, raw material availability issues, and the Wattyl divestiture, partially offset by selling price increases. In 2022, the Consumer Brands Group is focused on meeting customer needs through product development, building inventory, and optimizing the product assortment at existing customers.
The Performance Coatings Group’s net sales in 2021 increased due primarily to higher sales volumes in most end markets and selling price increases. Currency translation rate changes increased net sales 2.2% compared to 2020. At December 31, 2021, the Performance Coatings Group had 282 branches open in the United States, Canada, Mexico, South America, Europe and Asia. In 2022, the Performance Coatings Group plans to continue expanding its worldwide presence, including improving its customer base and product offering.
Net sales in the Administrative segment, which primarily consists of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, decreased by an insignificant amount in 2021.

Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

	Year Ended December 31,
	2021		2020
		% of Net Sales		% of Net Sales
Net sales	$19,944.6	100.0%	$18,361.7	100.0%
Cost of goods sold	11,401.9	57.2%	9,679.1	52.7%
Gross profit	8,542.7	42.8%	8,682.6	47.3%
Selling, general, and administrative expenses (SG&A)	5,572.5	27.9%	5,477.9	29.8%
Other general expense - net	101.8	0.5%	27.7	0.2%
Amortization	309.5	1.5%	313.4	1.7%
Impairment of trademarks	—	—%	2.3	—%
Interest expense	334.7	1.7%	340.4	1.9%
Interest and net investment income	(4.9)	—%	(3.6)	—%
Other (income) expense - net	(19.5)	(0.1)%	5.3	—%
Income before income taxes	$2,248.6	11.3%	$2,519.2	13.7%
Consolidated cost of goods sold increased $1.723 billion, or 17.8% in 2021 compared to the same period in 2020 primarily due to higher raw material costs (including titanium dioxide and petrochemical feedstock sources) and unfavorable currency translation rate changes, partially offset by lower sales volumes primarily as a result of raw material availability issues during the second half of 2021. Currency translation rate changes increased Cost of goods sold by 1.1% in the current year.
Consolidated gross profit decreased $139.9 million in 2021 compared to the same period in 2020. Consolidated gross profit as a percent to consolidated net sales decreased to 42.8% in 2021 from 47.3% in 2020. Consolidated gross profit dollars decreased primarily due to higher raw material costs in each Reportable Segment and lower sales volume in the Consumer Brands Group, partially offset by selling price increases in each Reportable Segment as well as higher sales volume in The Performance Coatings Group and The Americas Group. The gross margin rate decreased primarily as a result of higher raw material costs in each Reportable Segment.
The Americas Group’s gross profit for 2021 increased $134.7 million compared to the same period in 2020. The Americas Group’s gross profit dollars increased primarily as a result of selling price increases, partially offset by higher raw material costs. The America’s Group gross margin rate decreased primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased $327.8 million in 2021 compared to the same period in 2020. The Consumer Brands Group’s gross profit dollars and margin rate decreased primarily as a result of lower sales volume, the Wattyl divestiture, higher raw material costs and supply chain inefficiencies. The Performance Coatings Group’s gross profit for 2021 increased $58.6 million compared to the same period in 2020. The Performance Coatings Group’s gross profit dollars increased due to higher sales and favorable currency translation rate changes, partially offset by higher raw material costs. The Performance Coatings Group’s gross margin rate decreased primarily due to higher raw material costs, partially offset by higher sales volumes and selling price increases.
Consolidated SG&A increased by $94.6 million due primarily to increased expenses to support higher sales levels and net new store openings, partially offset by good cost control. As a percent of net sales, SG&A decreased 190 basis points compared to the same period in 2020 as a result of good cost control, partially offset by increased spending from new store openings and costs to support higher sales levels.
The Americas Group’s SG&A increased $196.3 million for the year due primarily to increased spending from new store openings and costs to support higher sales levels, including the hiring of additional sales representatives. The Consumer Brands Group’s SG&A decreased by $104.9 million for the year primarily due to good sales and marketing cost control in line with a return to more normal DIY sales levels. The Performance Coatings Group’s SG&A increased by $75.4 million for the year primarily to support higher sales levels and unfavorable currency translation rate changes, partially offset by good cost control. The Administrative segment’s SG&A decreased $72.2 million primarily due to lower compensation, including incentive compensation.

Other general expense - net increased $74.1 million in 2021 compared to 2020. The increase was primarily attributable to the recognition of a $111.9 million loss on the Wattyl divestiture in March 2021, partially offset by a $41.1 million decrease in provisions for environmental matters in the Administrative segment. See Notes 3, 9 and 18 to the Consolidated Financial Statements in Item 8 for additional information concerning the Wattyl divestiture, environmental matters and Other general expense - net, respectively.
For information on the amortization of acquired intangible assets and related impairment considerations, see Note 5 to the Consolidated Financial Statements in Item 8.
Interest expense decreased $5.7 million in 2021 primarily due to lower expense associated with short-term borrowings. See Note 6 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s outstanding debt.
Other (income) expense - net improved $24.8 million in 2021 compared to 2020 primarily due to the $21.3 million loss recognized upon extinguishment of debt in 2020 in the Administrative segment. See Notes 6 and 18 to the Consolidated Financial Statements in Item 8 for additional information related to debt and Other (income) expense - net, respectively.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Year Ended December 31,
	2021	2020	$ Change	% Change
Income Before Income Taxes:
The Americas Group	$2,239.1	$2,294.1	$(55.0)	(2.4)%
Consumer Brands Group	358.4	579.6	(221.2)	(38.2)%
Performance Coatings Group	486.2	500.1	(13.9)	(2.8)%
Administrative	(835.1)	(854.6)	19.5	2.3%
Total	$2,248.6	$2,519.2	$(270.6)	(10.7)%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	20.0%	22.1%
Consumer Brands Group	13.2%	19.0%
Performance Coatings Group	8.1%	10.2%
Administrative	nm	nm
Total	11.3%	13.7%

nm - not meaningful
Income Tax Expense
The effective income tax rate for 2021 was 17.1% compared to 19.4% in 2020. The decrease in the effective rate was primarily due to an increase in tax benefits related to employee share-based payments and the net favorable impact of various other tax benefits received by the Company in the current year. See Note 19 to the Consolidated Financial Statements in Item 8 for additional information.
Net Income Per Share
Diluted net income per share for 2021 decreased to $6.98 per share from $7.36 per share for 2020. Diluted net income per share in 2021 included acquisition-related amortization expense of $0.83 per share and a $0.34 per share loss from the Wattyl divestiture. See Note 3 to the Consolidated Financial Statements in Item 8 for additional information regarding the Wattyl divestiture. Currency translation rate changes decreased diluted net income per share in the year by $0.05 per share.
Diluted net income per share in 2020 included acquisition-related amortization expense of $0.83 per share.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong in 2021. The Company generated $2.245 billion in net operating cash despite ongoing and industry-wide raw material availability issues which negatively impacted total sales and gross margins. The net operating cash generation was primarily attributable to operating results as consolidated income before income taxes was $2.249 billion or 11.3% of net sales. The strong cash generation, along with an increase in our short-term borrowings and long-term debt, allowed the Company to invest $372.0 million in capital expenditures and return $3.339 billion to shareholders in the form of cash dividends and share buybacks during the year.
During 2021, the Company generated EBITDA of $3.156 billion and Adjusted EBITDA of $3.268 billion. See the Non-GAAP Financial Measures section in Item 7 for definition and calculation of EBITDA and Adjusted EBITDA. As of December 31, 2021, the Company had Cash and cash equivalents of $165.7 million and total debt outstanding of $9.615 billion. Total debt, net of Cash and cash equivalents, was $9.449 billion and was 2.9 times the Company’s Adjusted EBITDA in 2021.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $662.8 million to a deficit of $665.8 million at December 31, 2021 from a deficit of $3.0 million at December 31, 2020. The net working capital decrease is due to an increase in current liabilities, partially offset by an increase in current assets.
Comparing current asset balances at December 31, 2021 to December 31, 2020, Accounts receivable increased $274.3 million due to higher sales, Inventories increased $123.1 million due to higher raw material costs, and Other current assets increased $125.8 million primarily related to refundable income taxes and prepaid expenses.
Current liability balances increased $1.125 billion at December 31, 2021 compared to December 31, 2020 primarily due to a $763.4 million increase in Short-term borrowings and $235.5 million increase in the Current portion of long-term debt. Excluding Short-term borrowings and the Current portion of long-term debt, current liabilities increased $126.2 million primarily due to the timing of payments related to accounts payable, partially offset by lower accruals, including compensation.
As a result of the net effect of these changes, the Company’s current ratio decreased to 0.88 at December 31, 2021 from 1.00 at December 31, 2020. Accounts receivable as a percent of net sales increased to 11.8% in 2021 from 11.3% in 2020. Accounts receivable days outstanding remained unchanged at 57 days in 2021. In 2021, provisions for allowance for doubtful collection of accounts decreased $4.6 million, or 8.6%. Inventories as a percent of net sales decreased to 9.7% in 2021 from 9.8% in 2020. Inventory days outstanding was 75 days in 2021 compared to 74 days in 2020. The Company has sufficient total available borrowing capacity to fund its current operating needs.
Property, Plant and Equipment
Net property, plant and equipment increased $32.8 million to $1.867 billion at December 31, 2021 due primarily to capital expenditures of $372.0 million, assets acquired through business combinations of $33.5 million, partially offset by depreciation expense of $263.1 million, sale or disposition of assets with remaining net book value of $53.1 million, and other adjustments of $56.5 million, which includes government incentives associated with the construction of our new global headquarters (new headquarters) in downtown Cleveland, Ohio and new research and development (R&D) center in the Cleveland suburb of Brecksville and currency translation.
Capital expenditures during 2021 in The Americas Group were primarily attributable to the opening of new paint stores and renovation and improvements in existing stores. In the Consumer Brands Group and the Performance Coatings Group, capital expenditures during 2021 were primarily attributable to operational efficiencies, capacity, health and safety at sites currently in operation. The Administrative segment incurred capital expenditures primarily related to construction activities associated with the new headquarters and new R&D center. The Company has committed to spend a minimum of $600 million of capital expenditures to build both the new headquarters and R&D center. Construction on the new headquarters and R&D center is expected to continue in 2022, with completion in 2024 at the earliest. The Company has not made any decisions regarding the disposition of the Company’s current Cleveland-area headquarters and R&D centers, which are all owned by the Company.
In 2022, the Company expects to spend more than 2021 for capital expenditures. The predominant share of the capital expenditures in 2022 is expected to be for various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities, new store openings, new or upgraded information systems hardware and the new headquarters and R&D center in Ohio. The Company does not anticipate the need for any specific long-term external financing to support these capital expenditures.

Goodwill and Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in purchase business combinations, increased $85.5 million in 2021 primarily due to incremental goodwill recognized in 2021 acquisitions of $155.6 million, partially offset by foreign currency translation rate fluctuations and the Wattyl divestiture.
Intangible assets decreased $469.7 million in 2021 primarily due to amortization of finite-lived intangible assets of $309.5 million, dispositions of $148.5 million primarily related to Wattyl divestiture, and foreign currency translation rate fluctuations of $37.2 million, partially offset by finite-lived intangible assets recognized in 2021 through acquisitions of $25.5 million.
See Note 3 to the Consolidated Financial Statements in Item 8 for additional information related to acquisitions and divestitures. See Note 5 to the Consolidated Financial Statements in Item 8 for a description of goodwill, identifiable intangible assets and asset impairments recognized in accordance with the Goodwill and Other Intangibles Topic of the ASC and summaries of the remaining carrying values of goodwill and intangible assets.
Other Assets
Other assets increased $94.7 million to $789.0 million at December 31, 2021. The increase was primarily due to incremental deposits and investments (including an increase in deferred pension assets), partially offset by the sale of investments to fund the Company’s domestic defined contribution plan. See Note 7 to the Consolidated Financial Statements in Item 8 for additional information related to the domestic defined contribution plan.
Debt (including Short-term borrowings)

	December 31,	December 31,
	2021	2020
Long-term debt	$8,851.5	$8,292.0
Short-term borrowings	763.5	0.1
Total debt outstanding	$9,615.0	$8,292.1
Total debt including Short-term borrowings increased by $1.323 billion to $9.615 billion in 2021. Short-term borrowings are primarily comprised of amounts outstanding under the Company’s domestic commercial paper program and various foreign credit facilities. The Company’s long-term debt primarily consists of senior notes.
In November 2021, the Company issued $500.0 million of 2.20% Senior Notes due March 2032 and $500.0 million of 2.90% Senior Notes due March 2052 in a public offering. The net proceeds from the issuance of these notes were used to repay outstanding borrowings under the Company’s domestic commercial paper program.
In October 2021, the Company redeemed the entire outstanding $400.0 million aggregate principal amount of its 4.20% Senior Notes due 2022 and its 4.20% Notes due 2022 initially issued by The Valspar Corporation (collectively, the 4.20% Senior Notes) after exercising its optional redemption rights. The 4.20% Senior Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued interest, and resulted in a gain of $1.4 million recorded in Other (income) expense - net.
On June 29, 2021, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.000 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit Agreement replaced the $2.000 billion credit agreement dated July 19, 2018, as amended, which was terminated effective June 29, 2021. The New Credit Agreement will mature on June 29, 2026 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the New Credit Agreement provides that the Borrowers may increase the aggregate amount of the facility to $2.750 billion, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million. At December 31, 2021 and 2020, there were no short-term borrowings under these credit agreements.
On August 2, 2021, the Company entered into an amended and restated $625.0 million credit agreement (August 2021 Credit Agreement), which amends and restates the five-year credit agreement entered into in September 2017. The August 2021 Credit Agreement was subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement. On May 9, 2016, the Company entered into a five-year credit agreement (May 2016 Credit Agreement), subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement. The May 2016 credit agreement gives the Company the right to borrow and obtain letters of credit up to an aggregate availability of $875.0 million. Both of these credit agreements are being used for general corporate purposes. At December 31, 2021 and 2020, there were no borrowings outstanding under these credit agreements.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2021, the Company had unused capacity under its various credit agreements of $2.725 billion.
See Note 6 to the Consolidated Financial Statements in Item 8 for a detailed description and summary of the Company’s outstanding debt, short-term borrowings and other available financing programs.
Defined Benefit Pension and Other Postretirement Benefit Plans
In accordance with the accounting prescribed by the Retirement Benefits Topic of the ASC, the Company’s total liability for unfunded or underfunded defined benefit pension plans decreased $31.3 million to $79.0 million primarily due to changes in the actuarial assumptions. The Company’s liability for other postretirement benefits decreased $15.2 million to $276.4 million at December 31, 2021 due primarily to changes in the actuarial assumptions.
The assumed discount rate used to determine the projected benefit obligation for domestic defined benefit pension plans was 3.1% at December 31, 2021 and 2.9% at December 31, 2020. The assumed discount rate used to determine the projected benefit obligation for foreign defined benefit pension plans increased to 2.3% at December 31, 2021 from 1.6% at December 31, 2020. The increase in the discount rates for both the domestic and foreign defined benefit pension plans was primarily due to higher interest rates. The assumed discount rate used to determine the projected benefit obligation for other postretirement benefit obligations increased to 2.8% at December 31, 2021 from 2.5% at December 31, 2020 for the same reason.
The rate of compensation increases used to determine the projected benefit obligations at December 31, 2021 was 3.0% for the domestic pension plan and 3.3% for foreign pension plans, which was comparable to the rates used in the prior year. In deciding on the rate of compensation increases, management considered historical Company increases as well as expectations for future increases. The expected long-term rate of return on assets remained 5.0% at December 31, 2021 for the domestic pension plan and was slightly lower for most foreign plans. In establishing the expected long-term rate of return on plan assets for 2021, management considered the historical rates of return, the nature of investments and an expectation for future investment strategies. The assumed health care cost trend rates used to determine the net periodic benefit cost of other postretirement benefits for 2021 were 5.1% and 8.3%, respectively, for medical and prescription drug cost increases, both decreasing gradually to 4.5% in 2029. In developing the assumed health care cost trend rates, management considered industry data, historical Company experience and expectations for future health care costs.
For 2022 net pension cost for the ongoing domestic pension plan, the Company will use a discount rate of 3.1%, an expected long-term rate of return on assets of 5.0% and a rate of compensation increase of 3.0%. Lower discount rates and expected long-term rates of return on plan assets will be used for most foreign plans. For 2022 net periodic benefit costs for other postretirement benefits, the Company will use a discount rate of 2.8%. Net pension cost in 2022 for the ongoing domestic pension plan is expected to be approximately $1.5 million. Net periodic benefit costs for other postretirement benefits in 2022 is expected to be approximately $11.0 million. See Note 7 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s obligations and funded status of its defined benefit pension plans and other postretirement benefits.
Deferred Income Taxes
Deferred income taxes at December 31, 2021 decreased $77.9 million from the prior year primarily due to the change in deferred taxes as a result of the amortization of intangible assets in the current year. See Note 19 to the Consolidated Financial Statements in Item 8 for additional information on deferred taxes.
Other Long-Term Liabilities
Other long-term liabilities increased $47.1 million during 2021 due primarily to an increase in long-term commitments related to affordable housing and historic real estate properties, partially offset by the payment of U.S. federal payroll withholding taxes in accordance with the terms of the legislatively authorized tax payment deferral mechanisms established in 2020.
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

Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during 2021. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2022. See Note 9 to the Consolidated Financial Statements in Item 8 for further information on environmental-related long-term liabilities.
Contractual and Other Obligations and Commercial Commitments
During 2021, the Company signed agreements related to various acquisitions, including related to the European industrial coatings business of Sika AG (Sika). The Sika transaction is expected to close in the first quarter of 2022. Refer to Note 3 for additional information. The Company has certain obligations and commitments to make future payments under contractual and other obligations and commercial commitments. The Company believes that cash generated from operating activities and borrowings available under long-term and short-term debt, including its committed credit agreements and commercial paper program, will be sufficient for it to meet its contractual and other obligations and commercial commitments. The following tables summarize such obligations and commitments as of December 31, 2021.

	Payments Due by Period
Contractual and Other Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt	$8,935.0	$260.8	$501.1	$1,000.2	$7,172.9
Interest on Long-term debt	4,265.4	285.9	556.7	500.2	2,922.6
Operating leases	2,035.4	455.2	735.3	470.3	374.6
Short-term borrowings	763.5	763.5
California litigation accrual	52.7	12.0	24.0	16.7
Real estate financing transactions	191.4	14.2	30.4	30.7	116.1
Purchase obligations (1)	630.0	630.0
Other contractual obligations (2)	355.5	65.7	66.5	64.3	159.0
Total contractual cash obligations	$17,228.9	$2,487.3	$1,914.0	$2,082.4	$10,745.2
(1)Relate to open purchase orders for raw materials at December 31, 2021.
(2)Relate primarily to estimated future capital contributions to investments in the U.S. affordable housing and historic renovation real estate partnerships and various other contractual obligations.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Standby letters of credit	$89.2	$89.2
Surety bonds	151.7	151.7
Total commercial commitments	$240.9	$240.9	$—	$—	$—
Warranties
The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2021 and 2020, including customer satisfaction settlements during the year, were as follows:

	2021	2020
Balance at January 1	$43.3	$42.3
Charges to expense	27.5	38.1
Settlements	(35.6)	(37.1)
Balance at December 31	$35.2	$43.3

Shareholders’ Equity
Shareholders’ equity decreased $1.174 billion to $2.437 billion at December 31, 2021 from $3.611 billion last year. The decrease was primarily attributable to the Company repurchasing $2.752 billion in Treasury stock and declaring $587.1 million in cash dividends, partially offset by $1.864 billion of net income and an increase of $268.3 million associated with stock option exercises and the recognition of stock-based compensation expense. See the Statements of Consolidated Shareholders’ Equity and Statements of Consolidated Comprehensive Income in Item 8 for additional information.
The Company purchased 10.1 million shares of its common stock for treasury purposes through open market purchases during 2021. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. On February 17, 2021, the Board of Directors authorized the Company to purchase an additional 45.0 million shares of the Company’s stock for treasury purposes. The Company had remaining authorization from its Board of Directors at December 31, 2021 to purchase 48.6 million shares of its common stock.
The Company’s 2021 annual cash dividend of $2.20 per share represented 30% of 2020 diluted net income per share. The 2021 annual dividend represented the 43rd consecutive year of increased dividend payments since the dividend was suspended in 1978. On February 16, 2022, the Board of Directors increased the quarterly cash dividend to $0.60 per share. This quarterly dividend, if approved in each of the remaining quarters of 2022, would result in an annual dividend for 2022 of $2.40 per share or a 34% payout of 2021 diluted net income per share.
Cash Flow
Net operating cash decreased $1.164 billion in 2021 to a cash source of $2.245 billion from $3.409 billion in 2020 due primarily to incremental working capital requirements and a decrease in net income, partially offset by favorable changes in non-cash items associated with the Wattyl divestiture and deferred taxes when compared to 2020. Net operating cash decreased as a percent to sales to 11.3% in 2021 compared to 18.6% in 2020.
Net investing cash usage increased $154.0 million to a usage of $476.4 million in 2021 from a usage of $322.4 million in 2020 due primarily to cash used for acquisitions and an increase in capital expenditures, partially offset by higher proceeds received from the sale of businesses and assets (including the Wattyl divestiture). See Note 3 to the Consolidated Financial Statements in Item 8 for additional information on acquisitions and divestitures.
Net financing cash usage decreased $1.186 billion to a usage of $1.834 billion in 2021 from a usage of $3.020 billion in 2020 due primarily to $1.746 billion of incremental cash provided by short-term borrowings and long-term debt, partially offset by an increase of $405.1 million, or 13.8%, in cash returned to shareholders in the form of cash dividends and share buybacks during the year and lower proceeds from treasury stock issuances.
Litigation
See Note 10 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2021 and 2020, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency and cross currency swap contracts to hedge its net investment in European operations. See Notes 1, 15 and 18 to the Consolidated Financial Statements in Item 8 for additional information related to the Company’s use of derivative instruments.
The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA) for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section in Item 7 for a reconciliation of EBITDA to net income. At December 31, 2021, the Company was in compliance with the covenant. The Company’s Notes, Debentures and revolving credit agreement contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 to the Consolidated Financial Statements in Item 8 for additional information.
Employee Stock Ownership Plan
Participants in the Company’s employee stock ownership plan (ESOP) are allowed to contribute up to the lesser of 50% of their annual compensation and the maximum dollar amount allowed under the Internal Revenue Code. The Company matches 6% of eligible employee contributions. The Company’s matching contributions to the ESOP charged to operations were $133.7 million in 2021 compared to $120.0 million in 2020. At December 31, 2021, there were 20,639,085 shares of the Company’s common stock being held by the ESOP, representing 7.9% of the total number of voting shares outstanding. See Note 12 to the Consolidated Financial Statements in Item 8 for additional information concerning the Company’s ESOP.

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
EBITDA and Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure defined as net income before income taxes and interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that excludes the loss on the Wattyl divestiture. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to net income or net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows in Item 8.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the years indicated below:

(millions of dollars)	Year Ended December 31,
	2021	2020
Net income	$1,864.4	$2,030.4
Interest expense	334.7	340.4
Income taxes	384.2	488.8
Depreciation	263.1	268.0
Amortization	309.5	313.4
EBITDA	3,155.9	3,441.0
Loss on Wattyl divestiture	111.9	—
Adjusted EBITDA	$3,267.8	$3,441.0
Free Cash Flow
Free Cash Flow is a non-GAAP financial measure defined as Net operating cash, as shown in the Statements of Consolidated Cash Flows, less the amount reinvested in the business for Capital expenditures and the return of investment to its shareholders by the payment of cash dividends. Management considers Free Cash Flow to be a useful tool in its determination of appropriate uses of the Company’s Net operating cash. The reader is cautioned that the Free Cash Flow measure should not be compared to other entities unknowingly as it may not be comparable and it does not consider certain non-discretionary cash flows, such as mandatory debt and interest payments. The amount shown below should not be considered an alternative to Net operating cash or other cash flow amounts provided in accordance with US GAAP as disclosed in the Statements of Consolidated Cash Flows in Item 8.
The following table summarizes Free Cash Flow as calculated by management for the years indicated below:

(millions of dollars)	Year Ended December 31,
	2021	2020
Net operating cash	$2,244.6	$3,408.6
Capital expenditures	(372.0)	(303.8)
Cash dividends	(587.1)	(488.0)
Free cash flow	$1,285.5	$2,616.8

Adjusted Diluted Net Income Per Share
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of diluted net income per share excluding the loss on divestiture of Wattyl and Valspar acquisition-related amortization expense. This adjusted earnings per share measurement is not in accordance with US GAAP. It should not be considered a substitute for earnings per share in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile diluted net income per share computed in accordance with US GAAP to adjusted diluted net income per share.

	Year Ended
	December 31, 2021
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$6.98

Loss on Wattyl divestiture	$.41	$.07	.34
Acquisition-related amortization expense (2)	1.10	.27	.83

Adjusted diluted net income per share			$8.15

	Year Ended
	December 31, 2020
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$7.36

Acquisition-related amortization expense (2)	1.10	.27	.83

Adjusted diluted net income per share			$8.19

(1)    The tax effect is calculated based on the statutory rate and the nature of the item, unless otherwise noted.
(2)    Acquisition-related amortization expense consists primarily of the amortization of intangible assets related to the Valspar acquisition and is included in Amortization.

Adjusted Segment Profit
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of segment profit excluding the loss on divestiture of Wattyl and Valspar acquisition-related amortization expense. This adjusted segment profit measurement is not in accordance with US GAAP. It should not be considered a substitute for segment profit in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies. The following tables reconcile segment profit computed in accordance with US GAAP to adjusted segment profit.

	Year Ended December 31, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$11,217.0	$2,721.6	$6,003.8	$2.2	$19,944.6

Income before income taxes	$2,239.1	$358.4	$486.2	$(835.1)	$2,248.6
as a % of Net external sales	20.0%	13.2%	8.1%		11.3%

Loss on Wattyl divestiture	—	—	—	111.9	111.9
Acquisition-related amortization expense (1)	—	82.8	211.2	—	294.0

Adjusted segment profit	$2,239.1	$441.2	$697.4	$(723.2)	$2,654.5
as a % of Net external sales	20.0%	16.2%	11.6%		13.3%

	Year Ended December 31, 2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$10,383.2	$3,053.4	$4,922.4	$2.7	$18,361.7

Income before income taxes	$2,294.1	$579.6	$500.1	$(854.6)	$2,519.2
as a % of Net external sales	22.1%	19.0%	10.2%		13.7%

Acquisition-related amortization expense (1)	—	90.5	213.1	0.9	304.5

Adjusted segment profit	$2,294.1	$670.1	$713.2	$(853.7)	$2,823.7
as a % of Net external sales	22.1%	21.9%	14.5%		15.4%
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
Inventories
Inventories were stated at the lower of cost or net realizable value with cost determined principally on the last-in, first-out (LIFO) method based on inventory quantities and costs determined during the fourth quarter. Inventory quantities were adjusted throughout the year as formal cycle counts were completed, or during the fourth quarter as a result of annual physical inventory counts. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management recorded the best estimate of net realizable value for obsolete and discontinued inventories based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is provided for in the reserve for obsolescence. See Note 4 to the Consolidated Financial Statements in Item 8 for more information regarding the impact of the LIFO inventory valuation and the reserve for obsolescence.
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
The Company had seven components, some of which are aggregated due to similar economic characteristics, to form three reporting units (also the operating segments) with goodwill as of October 1, 2021, the date of the annual impairment test. The annual impairment review performed as of October 1, 2021 did not result in any of the reporting units having impairment or deemed at risk for impairment.

In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuations at acquisition. Management utilizes the royalty savings method and valuation model to determine the estimated fair value for each indefinite-lived intangible asset or trademark. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include discount rates, royalty rates, growth rates, sales projections, terminal value rates and, to a lesser extent, tax rates. Discount rates used are similar to the rates developed by the WACC methodology considering any differences in Company-specific risk factors between reporting units and trademarks. Royalty rates are established by management and valuation experts and periodically substantiated by valuation experts. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections for each significant trademark. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. The royalty savings valuation methodology and calculations used in 2021 impairment testing are consistent with prior years. The annual impairment review performed as of October 1, 2021 did not result in any of the reporting units having impairment or deemed at risk for impairment.
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
Defined Benefit Pension and Other Postretirement Benefit Plans
To determine the Company’s ultimate obligation under its defined benefit pension plans and other postretirement benefit plans, management must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To determine the obligations of such benefit plans, management uses actuaries to calculate such amounts using key assumptions such as discount rates, inflation, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Management reviews all of these assumptions on an ongoing basis to ensure that the most current information available is being considered. An increase or decrease in the assumptions or economic events outside management’s control could have a direct impact on the Company’s results of operations or financial condition.
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
In 2022, pension costs are expected to decrease slightly and other postretirement benefit plan costs are expected to increase slightly based on the actuarial assumptions being applied. See Note 7 to the Consolidated Financial Statements in Item 8 for information concerning the Company’s defined benefit pension plans and other postretirement benefit plans.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. In 2021 and 2020, the Company utilized U.S. Dollar to Euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. See Note 15 to the Consolidated Financial Statements in Item 8. The Company entered into forward foreign currency exchange contracts during 2021 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2021. Forward foreign currency exchange contracts are described in Note 18 to the Consolidated Financial Statements in Item 8. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

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
In order to ensure that the Company’s internal control over financial reporting was effective as of December 31, 2021, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group, including our principal executive officer and principal financial officer. This assessment was based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control – Integrated Framework, we have concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on the effectiveness of our internal control over financial reporting is included on page 41 of this report.

J. G. Morikis
Chairman, President and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Corporate Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Sherwin-Williams Company

Opinion on Internal Control over Financial Reporting
We have audited The Sherwin-Williams Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Sherwin-Williams Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of The Sherwin-Williams Company as of December 31, 2021, 2020, and 2019, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in Item 15(a) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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
February 17, 2022

Report of Management
On the Consolidated Financial Statements

Shareholders of The Sherwin-Williams Company
We are responsible for the preparation and fair presentation of the consolidated financial statements, accompanying notes and related financial information included in this report of The Sherwin-Williams Company and its consolidated subsidiaries (collectively, the “Company”) as of December 31, 2021, 2020 and 2019 and for the years then ended in accordance with U.S. generally accepted accounting principles. The consolidated financial information included in this report contains certain amounts that were based upon our best estimates, judgments and assumptions that we believe were reasonable under the circumstances.
We have conducted an assessment of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in the Report of Management on Internal Control Over Financial Reporting on page 40 of this report, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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
J. G. Morikis
Chairman, President and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Corporate Controller

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company (the “Company”) as of December 31, 2021, 2020 and 2019, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
As described in Note 9 to the consolidated financial statements, the Company had short-term and long-term accruals for environmental-related activities of $45.9 million and $277.4 million, respectively, at December 31, 2021. The Company’s largest and most complex site is the Gibbsboro, New Jersey site (“Gibbsboro”) and the substantial majority of the environmental-related accrual relates to this site. Gibbsboro consists of six operable units which contain a combination of soil, waterbodies and groundwater contamination, and are in various phases of investigation and remediation with the Environmental Protection Agency (“EPA”). The Company’s estimated environmental-related accrual for Gibbsboro is based on industry standards and professional judgement, and the most significant assumptions underlying the estimated cost of remediation efforts reserved for Gibbsboro are the types and extent of contamination.

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
Cleveland, Ohio
February 17, 2022

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

(in millions, except per share data)	Year Ended December 31,
	2021	2020	2019
Net sales	$19,944.6	$18,361.7	$17,900.8
Cost of goods sold	11,401.9	9,679.1	9,864.7
Gross profit	8,542.7	8,682.6	8,036.1
Percent to net sales	42.8%	47.3%	44.9%
Selling, general and administrative expenses	5,572.5	5,477.9	5,274.9
Percent to net sales	27.9%	29.8%	29.5%
Other general expense - net	101.8	27.7	39.1
Amortization	309.5	313.4	312.8
Impairment of trademarks	—	2.3	122.1
Interest expense	334.7	340.4	349.3
Interest and net investment income	(4.9)	(3.6)	(25.9)
Other (income) expense - net	(19.5)	5.3	(18.0)
Income before income taxes	2,248.6	2,519.2	1,981.8
Income tax expense	384.2	488.8	440.5
Net income	$1,864.4	$2,030.4	$1,541.3

Net income per share:
Basic	$7.10	$7.48	$5.60
Diluted	$6.98	$7.36	$5.50

Weighted average shares outstanding:
Basic	262.5	271.3	275.4
Diluted	267.1	275.8	280.3

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(in millions)	Year Ended December 31,
	2021	2020	2019
Net income	$1,864.4	$2,030.4	$1,541.3

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments (1)	(30.6)	(14.1)	(49.8)

Pension and other postretirement benefit adjustments:
Amounts recognized in Other comprehensive income (loss) (2)	48.7	(19.4)	(5.1)
Amounts reclassified from Other comprehensive income (loss) (3)	6.3	1.4	22.3
	55.0	(18.0)	17.2

Unrealized net gains on cash flow hedges:
Amounts reclassified from Other comprehensive income (loss) (4)	(4.5)	(6.7)	(8.7)

Other comprehensive income (loss), net of tax	19.9	(38.8)	(41.3)

Comprehensive income	$1,884.3	$1,991.6	$1,500.0

(1)    The years ended December 31, 2021, 2020 and 2019 include unrealized gains (losses), net of taxes, of $37.1 million, $(54.0) million and $1.1 million, respectively, related to net investment hedges. See Note 15.
(2)    Net of taxes of $(12.6) million, $3.4 million and $1.3 million in 2021, 2020 and 2019, respectively.
(3)    Net of taxes of $(2.1) million, $(0.4) million and $(7.3) million in 2021, 2020 and 2019, respectively.
(4)    Net of taxes of $1.0 million, $2.2 million and $2.8 million in 2021, 2020 and 2019, respectively.
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31,
	2021	2020	2019
Assets
Current assets:
Cash and cash equivalents	$165.7	$226.6	$161.8
Accounts receivable, less allowance	2,352.4	2,078.1	2,088.9
Inventories	1,927.2	1,804.1	1,889.6
Other current assets	608.4	482.6	491.4
Total current assets	5,053.7	4,591.4	4,631.7
Property, plant and equipment, net	1,867.3	1,834.5	1,835.2
Goodwill	7,134.6	7,049.1	7,004.8
Intangible assets	4,001.5	4,471.2	4,734.5
Operating lease right-of-use assets	1,820.6	1,761.1	1,685.6
Other assets	789.0	694.3	604.4
Total Assets	$20,666.7	$20,401.6	$20,496.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$763.5	$0.1	$204.7
Accounts payable	2,403.0	2,117.8	1,876.3
Compensation and taxes withheld	716.6	752.7	552.7
Accrued taxes	160.3	183.5	85.7
Current portion of long-term debt	260.6	25.1	429.8
Current portion of operating lease liabilities	409.7	387.3	371.6
Other accruals	1,005.8	1,127.9	1,001.1
Total current liabilities	5,719.5	4,594.4	4,521.9
Long-term debt	8,590.9	8,266.9	8,050.7
Postretirement benefits other than pensions	259.4	275.6	263.0
Deferred income taxes	768.2	846.1	969.9
Long-term operating lease liabilities	1,470.7	1,434.1	1,370.7
Other long-term liabilities	1,420.8	1,373.7	1,196.7
Shareholders’ equity:
Common stock - $0.33 par value:
261.1, 268.7, and 276.4 million shares outstanding
at December 31, 2021, 2020 and 2019, respectively	90.8	89.9	119.4
Other capital	3,793.0	3,491.4	3,153.0
Retained earnings	2,121.7	844.3	7,366.9
Treasury stock, at cost	(2,869.9)	(96.5)	(5,836.5)
Accumulated other comprehensive loss	(698.4)	(718.3)	(679.5)
Total shareholders’ equity	2,437.2	3,610.8	4,123.3
Total Liabilities and Shareholders’ Equity	$20,666.7	$20,401.6	$20,496.2

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

(in millions)	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$1,864.4	$2,030.4	$1,541.3
Adjustments to reconcile net income to net operating cash:
Depreciation	263.1	268.0	262.1
Non-cash lease expense	400.7	381.3	370.8
Amortization of intangible assets	309.5	313.4	312.8
Loss on divestiture of business	111.9	—	—
(Gain) loss on extinguishment of debt	(1.4)	21.3	14.8
Impairment of trademarks	—	2.3	122.1
Amortization of credit facility and debt issuance costs	6.4	7.2	9.2
Provisions for environmental-related matters	(4.0)	37.1	23.0
Deferred income taxes	(80.3)	(145.3)	(131.1)
Defined benefit pension plans net cost	6.8	7.6	43.1
Stock-based compensation expense	97.7	95.9	101.7
Decrease in non-traded investments	53.6	84.8	82.3
(Gain) loss on sale or disposition of assets	(6.1)	(9.4)	16.1
Other	(6.4)	(6.9)	10.2
Change in working capital accounts:
(Increase) decrease in accounts receivable	(287.8)	10.3	(73.2)
(Increase) decrease in inventories	(228.1)	84.4	(75.5)
Increase in accounts payable	346.1	227.2	36.2
(Decrease) increase in accrued taxes	(32.7)	99.2	5.1
(Decrease) increase in accrued compensation and taxes withheld	(10.9)	197.7	49.6
(Increase) decrease in refundable income taxes	(38.5)	40.6	(47.8)
Other	(46.8)	(62.0)	(40.8)
Change in operating lease liabilities	(401.4)	(371.4)	(368.4)
Costs incurred for environmental-related matters	(41.3)	(39.0)	(26.1)
Other	(29.9)	133.9	83.8
Net operating cash	2,244.6	3,408.6	2,321.3

Investing Activities
Capital expenditures	(372.0)	(303.8)	(328.9)
Acquisitions of businesses, net of cash acquired	(210.9)	—	(77.3)
Proceeds from divestiture of business	122.5	—	—
Proceeds from sale of assets	14.8	60.7	6.9
Other	(30.8)	(79.3)	(63.3)
Net investing cash	(476.4)	(322.4)	(462.6)

Financing Activities
Net increase (decrease) in short-term borrowings	763.9	(204.6)	(122.8)
Proceeds from long-term debt	994.8	999.0	1,332.8
Payments of long-term debt	(422.9)	(1,204.7)	(1,875.8)
Payments for credit facility and debt issuance costs	(11.5)	(10.0)	(13.6)
Payments of cash dividends	(587.1)	(488.0)	(420.8)
Proceeds from stock options exercised	192.8	182.7	154.6
Treasury stock purchased	(2,752.3)	(2,446.3)	(778.8)
Proceeds from treasury stock issued	11.7	182.4
Other	(23.4)	(30.6)	(122.0)
Net financing cash	(1,834.0)	(3,020.1)	(1,846.4)

Effect of exchange rate changes on cash	4.9	(1.3)	(6.0)
Net (decrease) increase in cash and cash equivalents	(60.9)	64.8	6.3
Cash and cash equivalents at beginning of year	226.6	161.8	155.5
Cash and cash equivalents at end of year	$165.7	$226.6	$161.8

Taxes paid on income	$466.3	$437.2	$407.5
Interest paid on debt	338.8	340.8	336.1
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$118.4	$2,896.4	$6,246.5	$(4,900.7)	$(629.9)	$3,730.7
Net income			1,541.3			1,541.3
Other comprehensive loss					(41.3)	(41.3)
Adjustment to initially adopt ASU 2016-02			(8.4)			(8.4)
Adjustment to initially adopt ASU 2018-02			8.3		(8.3)	—
Treasury stock purchased				(778.8)		(778.8)
Treasury stock transferred from defined benefit pension plan				(131.8)		(131.8)
Stock-based compensation activity	1.0	254.5		(25.2)		230.3
Other adjustments		2.1				2.1
Cash dividends -- $1.5067 per share			(420.8)			(420.8)
Balance at December 31, 2019	119.4	3,153.0	7,366.9	(5,836.5)	(679.5)	4,123.3
Net income			2,030.4			2,030.4
Other comprehensive loss					(38.8)	(38.8)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(2,446.3)		(2,446.3)
Treasury stock issued		61.6		120.8		182.4
Treasury stock retired	(30.6)		(8,061.6)	8,092.2		—
Stock-based compensation activity	1.1	276.4		(26.7)		250.8
Other adjustments		0.4	(0.4)			—
Cash dividends -- $1.7867 per share			(488.0)			(488.0)
Balance at December 31, 2020	89.9	3,491.4	844.3	(96.5)	(718.3)	3,610.8
Net income			1,864.4			1,864.4
Other comprehensive income					19.9	19.9
Treasury stock purchased				(2,752.3)		(2,752.3)
Treasury stock issued		9.3		2.4		11.7
Stock-based compensation activity	0.9	290.9		(23.5)		268.3
Other adjustments		1.4	0.1			1.5
Cash dividends -- $2.20 per share			(587.1)			(587.1)
Balance at December 31, 2021	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable were recorded at the time of credit sales net of allowance for credit losses. The Company recorded an allowance for doubtful accounts of $48.9 million, $53.5 million and $36.5 million at December 31, 2021, 2020 and 2019, respectively, to reduce Accounts receivable to the net amount expected to be collected (estimated net realizable value).
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
Under ASC 326, the Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful accounts are included in Selling, general and administrative expenses. See Note 17 for further details.
Property, Plant and Equipment
Property, plant and equipment (including leasehold improvements) is stated on the basis of cost. Depreciation is charged to expense using the straight-line method over the assets’ estimated useful lives which range from 5 to 25 years for buildings and 3 to 15 years for machinery and equipment. Depreciation and amortization are included in the appropriate Cost of goods sold or Selling, general and administrative expenses caption on the Statements of Consolidated Income.

Goodwill and Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Intangible assets include trademarks, customer relationships and intellectual property. In accordance with the Goodwill and Other Intangibles Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), goodwill and indefinite-lived trademarks are not amortized, but instead are tested for impairment on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Finite-lived intangible assets are amortized on a straight-line basis over the expected period of benefit, which ranges primarily from 15 to 20 years. See Note 5 for further details.
Impairment of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and remaining lives of long-lived assets (including right-of-use assets) whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. See Note 5 for further details.
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
The Company entered into foreign currency forward contracts with maturity dates of less than twelve months in 2021, 2020, and 2019, primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at December 31, 2021, 2020 and 2019. See Note 18 for further details.
The Company also entered into cross currency swap contracts to hedge its net investment in European operations in 2021, 2020, and 2019. These contracts qualified for and were designated as net investment hedges as permitted under US GAAP. The changes in fair value for the cross currency swaps are recognized in the foreign currency translation adjustments component of AOCI. The cash flow impact of these instruments is classified as an investing activity in the consolidated statement of cash flows. See Note 15 for further details.
Non-Traded Investments
The Company has investments in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying value of the investments are recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments at December 31, 2021, 2020 and 2019, respectively.

	2021	2020	2019
Other assets	$355.8	$198.2	$176.2
Other accruals	61.8	89.0	87.3
Other long-term liabilities	289.7	127.3	87.1
Standby Letters of Credit
The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $89.2 million, $51.3 million and $61.2 million at December 31, 2021, 2020 and 2019, respectively.

Product Warranties
The Company offers assurance type product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2021, 2020 and 2019, including customer satisfaction settlements during the year, were as follows:

	2021	2020	2019
Balance at January 1	$43.3	$42.3	$57.1
Charges to expense	27.5	38.1	32.5
Settlements	(35.6)	(37.1)	(47.3)
Balance at December 31	$35.2	$43.3	$42.3
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
ESOP
The Company accounts for its employee stock ownership plan (ESOP), in accordance with the Employee Stock Ownership Plans Subtopic of the Compensation – Stock Ownership Topic of the ASC. The Company recognized compensation expense for amounts contributed to the ESOP. See Note 12 for further details.
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
Costs of Goods Sold
Included in Costs of goods sold were costs for materials, manufacturing, distribution and related support. Distribution costs included expenses related to the distribution of products including inbound freight charges, purchase and receiving costs, warehousing costs, internal transfer costs and other costs incurred to ship products. Also included in Costs of goods sold were total technical expenditures, which included research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $115.9 million, $97.1 million and $103.1 million for 2021, 2020 and 2019, respectively.
Selling, General and Administrative Expenses
Selling costs included advertising expenses, marketing costs, employee and store costs and sales commissions. The cost of advertising was expensed as incurred. The Company incurred $311.9 million, $363.4 million and $355.2 million in advertising costs during 2021, 2020 and 2019, respectively. General and administrative expenses included human resources, legal, finance and other support and administrative functions.
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
Reclassifications
Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for 2019 and 2020 have been reclassified to conform to the 2021 presentation.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted in 2021
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
Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU requires disclosures for material government assistance transactions during annual reporting periods. The disclosures include information about the nature of the transaction, the related accounting policies used to account for the government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions. The ASU is effective for the Company as of January 1, 2022 and will not affect the Company’s financial position, results of operations or cash flows as the standard only impacts annual financial statement footnote disclosures.
NOTE 3 – ACQUISITIONS AND DIVESTITURES
During the third quarter of 2021, the Company signed an agreement to acquire the European industrial coatings business of Sika AG (Sika). Sika’s European industrial coatings business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2022. The acquired business will be reported within the Company’s Performance Coatings Group.
During the fourth quarter of 2021, the Company completed the acquisition of Specialty Polymers, Inc. (Specialty Polymers), a leading manufacturer and developer of water-based polymers used in architectural and industrial coatings and other applications. The acquisition added to the Company’s existing internal resin manufacturing capabilities. Specialty Polymers will be reported within the Company’s Performance Coatings Group.
During the first quarter of 2021, the Company completed the acquisition of a domestic coatings company. The acquisition expanded the Performance Coatings Group’s platform for growth and portfolio of brands and technologies.
The aggregate purchase price for acquisitions closed in 2021 was approximately $227.0 million, including amounts withheld as security for certain representations, warranties and obligations of the sellers. The purchase price for each acquisition was preliminarily allocated to identifiable assets and liabilities based on information available at the date of acquisition and may change as the Company completes its analysis of net assets acquired, primarily the valuation of intangible assets. As of December 31, 2021, $155.6 million of goodwill and $11.3 million of intangible assets were recognized from these transactions. The preliminary purchase price allocation for each acquisition is expected to be finalized within the allowable measurement period. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
On March 31, 2021, the Company divested Wattyl, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million. The divestiture will enable the Company to focus its resources on global opportunities which better align with our long-term strategies. In connection with this transaction, the Company recognized a pre-tax loss of $111.9 million within Other general (income) expense - net (see Note 15). The Wattyl divestiture does not meet the criteria to be reported as discontinued operations in our consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

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
NOTE 4 – INVENTORIES
Included in Inventories were the following:

	2021	2020	2019
Finished goods	$1,378.8	$1,427.6	$1,509.6
Work in process and raw materials	548.4	376.5	380.0
Inventories	$1,927.2	$1,804.1	$1,889.6
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

	2021	2020	2019
Percentage of total inventories on LIFO	70%	72%	72%
Excess of FIFO over LIFO	$593.0	$312.1	$339.8
During 2021, certain inventories accounted for on the LIFO method were reduced, resulting in the liquidation of certain quantities carried at costs prevailing in prior years. The 2021 liquidation increased net income by $25.8 million.
The Company recorded a reserve for obsolescence of $118.6 million, $125.8 million and $115.4 million at December 31, 2021, 2020 and 2019, respectively, to reduce Inventories to their estimated net realizable value.

NOTE 5 – LONG-LIVED ASSETS, INCLUDING GOODWILL AND INTANGIBLE ASSETS
Included in Property, plant and equipment, net were the following:

	2021	2020	2019
Land	$257.7	$283.5	$242.1
Buildings	1,157.8	1,098.0	1,044.2
Machinery and equipment	3,043.6	3,026.8	2,952.1
Construction in progress	205.4	140.5	144.0
Property, plant and equipment, gross	4,664.5	4,548.8	4,382.4
Less allowances for depreciation	2,797.2	2,714.3	2,547.2
Property, plant and equipment, net	$1,867.3	$1,834.5	$1,835.2
In accordance with the Property, Plant and Equipment Topic of the ASC, whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable or the useful life may have changed, impairment tests are to be performed. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are not recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. No material impairments of long-lived assets were recorded in 2021, 2020 or 2019.
During 2021, the Company acquired two companies which resulted in the recognition of goodwill of $155.6 million and finite-lived intangibles of $11.3 million. During 2019, the Company acquired three companies which resulted in the recognition of goodwill of $14.2 million and finite-lived intangibles of $34.9 million. In addition, during 2021, the Company divested its Wattyl business in Australia and New Zealand. See Note 3 for additional information related to the acquisitions and divestiture.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually at the reporting unit level, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. October 1 has been established for the annual impairment review. At the time of impairment testing, values are estimated separately for goodwill and trademarks with indefinite lives using a valuation model, incorporating discount rates commensurate with the risks involved for each group of assets. An optional qualitative assessment may alleviate the need to perform the quantitative goodwill impairment test when impairment is unlikely.
The annual impairment review performed as of October 1, 2021 did not result in any trademark or goodwill impairment. The annual impairment review performed as of October 1, 2020 resulted in trademark impairment of $2.3 million in the Performance Coatings Group related to lower than anticipated sales of an acquired brand and no goodwill impairment.
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

A summary of changes in the Company’s carrying value of goodwill by Reportable Segment is as follows:

Goodwill	The Americas Group	Consumer Brands Group	Performance Coatings Group	Consolidated Totals
Balance at January 1, 2019 (1)	$2,256.6	$1,753.8	$2,946.3	$6,956.7
Acquisitions			14.2	14.2
Currency and other adjustments		0.1	33.8	33.9
Balance at December 31, 2019 (1)	2,256.6	1,753.9	2,994.3	7,004.8
Currency and other adjustments		0.7	43.6	44.3
Balance at December 31, 2020 (1)	2,256.6	1,754.6	3,037.9	7,049.1
Acquisitions			155.6	155.6
Currency and other adjustments		(45.7)	(24.4)	(70.1)
Balance at December 31, 2021 (1)	$2,256.6	$1,708.9	$3,169.1	$7,134.6
(1)    Net of accumulated impairment losses of $19.4 million ($10.5 million in The Americas Group, $8.1 million in the Consumer Brands Group and $0.8 million in the Performance Coatings Group).
A summary of the Company’s carrying value of intangible assets is as follows:

	Finite-Lived Intangible Assets					Trademarks With Indefinite Lives (1)	Total Intangible Assets
	Software	Customer Relationships	Intellectual Property	All Other	Subtotal
December 31, 2021
Gross	$166.0	$3,005.7	$1,730.3	$303.5	$5,205.5
Accumulated amortization	(149.3)	(961.6)	(396.5)	(279.7)	(1,787.1)
Net value	$16.7	$2,044.1	$1,333.8	$23.8	$3,418.4	$583.1	$4,001.5

December 31, 2020
Gross	$166.8	$3,181.6	$1,730.3	$306.8	$5,385.5
Accumulated amortization	(142.8)	(804.7)	(310.0)	(273.4)	(1,530.9)
Net value	$24.0	$2,376.9	$1,420.3	$33.4	$3,854.6	$616.6	$4,471.2

December 31, 2019
Gross	$166.4	$3,062.8	$1,730.3	$312.9	$5,272.4
Accumulated amortization	(134.8)	(527.5)	(223.5)	(260.5)	(1,146.3)
Net value	$31.6	$2,535.3	$1,506.8	$52.4	$4,126.1	$608.4	$4,734.5
(1)    Trademarks are net of accumulated impairment losses of $124.4 million as of December 31, 2021 and 2020, and $122.1 million as of December 31, 2019.
Amortization of finite-lived intangible assets is estimated as follows for the next five years: $299.1 million in 2022, $297.3 million in 2023, $294.0 million in 2024, $286.7 million in 2025 and $282.3 million in 2026.
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

NOTE 6 – DEBT
The table below summarizes the carrying value of the Company’s outstanding debt, net of capitalized debt issuance costs:

	Due Date	2021	2020	2019
3.45% Senior Notes	2027	$1,490.4	$1,488.6	$1,486.8
4.50% Senior Notes	2047	1,231.6	1,230.8	1,230.1
2.95% Senior Notes	2029	792.6	791.7	790.7
3.80% Senior Notes	2049	543.0	542.8	542.5
3.125% Senior Notes	2024	498.3	497.7	497.0
2.30% Senior Notes	2030	496.2	495.8	—
3.30% Senior Notes	2050	493.9	493.7	—
2.20% Senior Notes	2032	493.6	—	—
2.90% Senior Notes	2052	491.3	—	—
3.45% Senior Notes	2025	398.7	398.3	398.0
4.55% Senior Notes	2045	394.7	394.5	394.3
3.95% Senior Notes	2026	356.2	357.8	359.3
4.00% Senior Notes	2042	296.7	296.6	296.4
2.75% Senior Notes	2022	260.0	259.6	757.1
3.30% Senior Notes	2025	249.6	249.5	249.4
4.40% Senior Notes	2045	240.0	239.6	239.2
7.375% Debentures	2027	119.2	119.1	119.1
7.45% Debentures	2097	3.5	3.5	3.5
0.53% to 8.00% Promissory Notes	Through 2026	2.0	2.3	2.9
4.20% Senior Notes	2022	—	405.7	411.3
0.92% Fixed Rate Loan	2021	—	24.4	22.4
Floating Rate Loan	2021	—	—	251.9
2.25% Senior Notes	2020	—	—	428.6
Total (1)		8,851.5	8,292.0	8,480.5
Less amounts due within one year		260.6	25.1	429.8
Long-term debt		$8,590.9	$8,266.9	$8,050.7
(1)     Net of capitalized debt issuance costs of $57.6 million, $52.9 million and $50.6 million at December 31, 2021, 2020 and 2019, respectively.
Maturities of long-term debt are as follows for the next five years: $260.8 million in 2022; $0.9 million in 2023; $500.2 million in 2024, $650.1 million in 2025 and $350.1 million in 2026. Interest expense on long-term debt was $320.4 million, $320.5 million and $321.3 million for 2021, 2020 and 2019, respectively.
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
In November 2021, the Company issued $500.0 million of 2.20% Senior Notes due March 2032 and $500.0 million of 2.90% Senior Notes due March 2052 in a public offering. The net proceeds from the issuance of these notes were used to repay outstanding borrowings under the Company’s domestic commercial paper program.
In October 2021, the Company exercised its optional redemption rights to redeem the entire outstanding $400.0 million aggregate principal amount of its 4.20% Senior Notes due 2022 and its 4.20% Notes due 2022 initially issued by The Valspar Corporation (collectively, the 4.20% Senior Notes) after exercising its optional redemption rights. The 4.20% Senior Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued interest, and resulted in a gain of $1.4 million recorded in Other (income) expense - net. See Note 18.

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
In August 2019, the Company issued $800.0 million of 2.95% Senior Notes due 2029 and $550.0 million of 3.80% Senior Notes due 2049 in a public offering. The net proceeds from the issuance of these notes were used for general corporate purposes.
In August 2019, the Company repurchased $1.010 billion of its 2.25% Senior Notes due 2020 and $490.0 million of its 2.75% Senior Notes due 2022. These repurchases resulted in a loss of $14.8 million recorded in Other (income) expense - net. See Note 18.
In June 2019, the Company repurchased $60.9 million of its 2.25% Senior Notes due May 2020. This repurchase resulted in an insignificant gain.
Short-Term Borrowings
On June 29, 2021, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.000 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit agreement replaced the $2.000 billion credit agreement dated July 19, 2018, as amended, which was terminated effective June 29, 2021. The New Credit Agreement will mature on June 29, 2026 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the New Credit Agreement provides that the Borrowers may increase the aggregate amount of the facility to $2.750 billion, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million. At December 31, 2021, 2020 and 2019, there were no short-term borrowings under these credit agreements.
On August 2, 2021, the Company entered into an amended and restated $625.0 million credit agreement (August 2021 Credit Agreement), which amends and restates the five-year credit agreement entered into in September 2017. The August 2021 Credit Agreement was subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement. On May 9, 2016, the Company entered into a five-year credit agreement (May 2016 Credit Agreement), subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement. The May 2016 credit agreement gives the Company the right to borrow and obtain letters of credit up to an aggregate availability of $875.0 million. These credit agreements are being used for general corporate purposes. At December 31, 2021, 2020 and 2019, there were no borrowings outstanding under these credit agreements.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2021, the Company had unused capacity under its various credit agreements of $2.725 billion. The table below summarizes the Company’s short-term borrowings:

	2021	2020	2019
Domestic commercial paper	$739.9	$—	$191.9
Foreign facilities	23.6	0.1	12.8
Total	$763.5	$0.1	$204.7

Weighted average interest rate:
Domestic	0.3%	—%	2.1%
Foreign	9.5%	0.2%	4.3%

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
Health Care Plans
The Company provides certain domestic health care plans that are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 29,016, 27,782 and 27,030 active employees entitled to receive benefits under these plans at December 31, 2021, 2020 and 2019, respectively. The cost of these benefits for active employees, which includes claims incurred but not reported, amounted to $336.0 million, $298.8 million and $301.6 million for 2021, 2020 and 2019, respectively.
Defined Contribution Pension Plans
The Company’s annual contribution for its domestic defined contribution pension plan was $85.3 million, $77.0 million and $72.7 million for 2021, 2020 and 2019, respectively. The contribution percentage ranges from two percent to seven percent of compensation for covered employees based on an age and service formula. Assets in employee accounts of the domestic defined contribution pension plan are invested in various investment funds as directed by the participants. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
The Company’s annual contributions for its foreign defined contribution pension plans, which are based on various percentages of compensation for covered employees up to certain limits, were $17.9 million, $22.5 million and $24.5 million for 2021, 2020 and 2019, respectively. Assets in employee accounts of the foreign defined contribution pension plans are invested in various investment funds. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
Defined Benefit Pension Plans
In 2018, the Company’s domestic defined benefit pension plan was split into two separate overfunded plans: one that will continue to operate, and one that was frozen and subsequently terminated during 2018 (Terminated Plan). Active participants in the Terminated Plan were moved to the Company’s domestic defined contribution plan (Qualified Replacement Plan). The Company settled the liabilities of the Terminated Plan through a combination of (i) lump sum payments to eligible participants who elected to receive them and (ii) the purchase of annuity contracts for participants who either did not elect lump sums or were already receiving benefit payments. The lump sum payments were paid in December 2018. During the first quarter of 2019, the Company purchased annuity contracts to settle the remaining liabilities of the Terminated Plan. The annuity contract purchase resulted in a settlement charge of $32.4 million in the first quarter of 2019. The remaining surplus of the Terminated Plan is being used, as prescribed in the applicable regulations, to fund Company contributions to the Qualified Replacement Plan. During 2019, the Company transferred the remaining surplus of $242.2 million to a suspense account held within a trust for the Qualified Replacement Plan. This amount included $131.8 million of Company common stock (900,000 shares). The shares are treated as treasury stock in accordance with ASC 715. See Note 11. The remaining surplus consists of investment funds held at fair value. See Note 16.
At December 31, 2021, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $120.8 million, fair value of plan assets of $155.2 million and excess plan assets of $34.4 million. The plan was funded in accordance with all applicable regulations at December 31, 2021.
The Company has thirty-three foreign defined benefit pension plans. At December 31, 2021, twenty-seven of the Company’s foreign defined benefit pension plans were unfunded or underfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and deficiencies of plan assets of $95.2 million, $108.5 million, $29.5 million and $79.0 million, respectively.
The Company expects to make the following benefit payments for all domestic and foreign defined benefit pension plans: $15.2 million in 2022; $14.8 million in 2023; $16.1 million in 2024; $16.9 million in 2025; $23.1 million in 2026; and $105.4 million in 2027 through 2031. The Company expects to contribute $5.8 million to the foreign plans in 2022.
The estimated net actuarial losses and prior service credits for the defined benefit pension plans that are expected to be amortized from AOCI into the net pension costs in 2022 are $0.3 million and $(0.2) million, respectively.

The following table summarizes the components of the net pension costs and AOCI related to the defined benefit pension plans:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2021	2020	2019	2021	2020	2019
Net pension cost:
Service cost	$4.9	$4.4	$3.5	$7.4	$6.8	$5.9
Interest cost	2.7	3.2	4.8	5.7	6.9	9.4
Expected return on plan assets	(7.1)	(6.3)	(5.3)	(9.6)	(10.0)	(10.3)
Amortization of prior service cost	1.1	1.4	1.4	(0.1)
Amortization of actuarial losses				1.5	1.0	1.0
Ongoing pension cost	1.6	2.7	4.4	4.9	4.7	6.0
Settlement costs			32.4	0.3	0.2	0.3
Net pension cost	1.6	2.7	36.8	5.2	4.9	6.3
Other changes in plan assets and projected benefit obligation recognized in AOCI (before taxes):
Net actuarial (gains) losses arising during the year	(10.5)	(4.5)	(22.0)	(44.9)	7.0	13.2
Prior service cost (credit) arising during the year	1.4	0.2	3.1	(1.0)	(0.5)
Amortization of actuarial losses				(1.5)	(1.0)	(1.0)
Amortization of prior service cost	(1.1)	(1.4)	(1.4)	0.1
Loss recognized for settlement			(32.4)	(0.3)	(0.2)	(0.3)
Gain arising from curtailment						(0.7)
Exchange rate (loss) gain recognized during the year				(0.6)	1.7	1.0
Total recognized in AOCI	(10.2)	(5.7)	(52.7)	(48.2)	7.0	12.2
Total recognized in net pension cost and AOCI	$(8.6)	$(3.0)	$(15.9)	$(43.0)	$11.9	$18.5
Service cost is recorded in Cost of goods sold and Selling, general and administrative expense. All other components of Net pension costs are recorded in Other (income) expense - net.
The Company employs a total return investment approach for the domestic and foreign defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies. The target allocations for plan assets are 35% – 65% equity securities, 35% – 55% fixed income securities and 0% – 10% other (including alternative investments and cash).

The following tables summarize the fair value of the defined benefit pension plan assets at December 31, 2021, 2020 and 2019. The presentation is in accordance with the Retirement Benefits Topic of the ASC.

	Fair value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$133.1	$13.5	$119.6
Fixed income investments (2)	172.1		172.1
Other assets (3)	36.7		36.7
Total investments in fair value hierarchy	341.9	$13.5	$328.4
Investments measured at NAV or its equivalent (4)	141.7
Total investments	$483.6

	Fair value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$134.9	$13.9	$121.0
Fixed income investments (2)	182.3	24.3	158.0
Other assets (3)	39.2		39.2
Total investments in fair value hierarchy	356.4	$38.2	$318.2
Investments measured at NAV or its equivalent (4)	106.1
Total investments	$462.5

	Fair value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$115.7	$7.9	$107.8
Fixed income investments (2)	173.4	29.7	143.7
Other assets (3)	36.6		36.6
Total investments in fair value hierarchy	325.7	$37.6	$288.1
Investments measured at NAV or its equivalent (4)	88.3
Total investments	$414.0
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

The following table summarizes the obligations, plan assets and assumptions used for the defined benefit pension plans, which are all measured as of December 31:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2021	2020	2019	2021	2020	2019
Accumulated benefit obligations at end of year	$117.0	$114.2	$97.2	$334.8	$370.2	$331.7
Projected benefit obligations:
Balances at beginning of year	$118.6	$103.0	$524.7	$401.1	$360.7	$315.8
Service cost	4.9	4.4	3.5	7.4	6.8	5.9
Interest cost	2.7	3.2	4.8	5.7	6.9	9.4
Actuarial (gains) losses	(2.8)	11.0	4.4	(26.0)	25.3	36.2
Contributions and other	1.4	0.2	3.1	(4.6)	(0.1)	0.7
Settlements			(429.3)	(1.7)	(4.3)	(6.6)
Effect of foreign exchange				(9.8)	16.0	7.8
Benefits paid	(4.0)	(3.2)	(8.2)	(9.4)	(10.2)	(8.5)
Balances at end of year	120.8	118.6	103.0	362.7	401.1	360.7
Plan assets:
Balances at beginning of year	144.3	125.9	777.0	318.2	288.1	253.5
Actual returns on plan assets	14.9	21.6	31.7	27.9	28.9	33.3
Contributions and other				(1.1)	5.9	7.7
Settlements			(429.3)	(1.7)	(4.3)	(6.6)
Transfer related to plan termination			(245.3)
Effect of foreign exchange				(5.5)	9.8	8.7
Benefits paid	(4.0)	(3.2)	(8.2)	(9.4)	(10.2)	(8.5)
Balances at end of year	155.2	144.3	125.9	328.4	318.2	288.1
Excess (deficient) plan assets over projected benefit obligations	$34.4	$25.7	$22.9	$(34.3)	$(82.9)	$(72.6)
Assets and liabilities recognized in the Consolidated Balance Sheets:
Deferred pension assets	$34.4	$25.7	$22.9	$44.7	$27.4	$20.1
Other accruals				(3.3)	(2.5)	(2.3)
Other long-term liabilities				(75.7)	(107.8)	(90.4)
	$34.4	$25.7	$22.9	$(34.3)	$(82.9)	$(72.6)
Amounts recognized in AOCI:
Net actuarial gains (losses)	$13.0	$2.5	$(2.0)	$1.9	$(45.4)	$(37.9)
Prior service (costs) credits	(6.5)	(6.2)	(7.4)	1.4	0.5
	$6.5	$(3.7)	$(9.4)	$3.3	$(44.9)	$(37.9)
Weighted-average assumptions used to determine projected benefit obligations:
Discount rate	3.12%	2.85%	3.44%	2.26%	1.63%	2.17%
Rate of compensation increase	3.00%	3.00%	3.00%	3.25%	2.91%	3.09%
Weighted-average assumptions used to determine net pension cost:
Discount rate	2.85%	3.44%	3.60%	1.63%	2.17%	3.04%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	3.17%	3.62%	4.09%
Rate of compensation increase	3.00%	3.00%	3.17%	2.91%	3.09%	3.65%

Other Postretirement Benefits
Employees of the Company hired in the United States prior to January 1, 1993 who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for health care and life insurance benefits upon retirement, subject to the terms of the unfunded plans. There were 3,410, 3,465 and 3,481 retired employees entitled to receive such postretirement benefits at December 31, 2021, 2020 and 2019, respectively.
The following table summarizes the obligation and the assumptions used for other postretirement benefits:

	Other Postretirement Benefits
	2021	2020	2019
Benefit obligation:
Balance at beginning of year - unfunded	$291.6	$280.5	$274.6
Service cost	1.4	1.5	1.5
Interest cost	4.9	7.6	11.2
Actuarial (gain) loss	(4.1)	19.7	12.8
Plan amendments	(2.2)	1.0
Benefits paid	(15.2)	(18.7)	(19.6)
Balance at end of year - unfunded	$276.4	$291.6	$280.5
Liabilities recognized in the Consolidated Balance Sheets:
Other accruals	$(17.0)	$(16.0)	$(17.5)
Postretirement benefits other than pensions	(259.4)	(275.6)	(263.0)
	$(276.4)	$(291.6)	$(280.5)
Amounts recognized in AOCI:
Net actuarial losses	$(54.0)	$(62.8)	$(45.1)
Prior service credit (cost)	1.6	(0.9)	1.1
	$(52.4)	$(63.7)	$(44.0)
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.83%	2.49%	3.22%
Health care cost trend rate - pre-65	6.38%	6.06%	6.38%
Health care cost trend rate - post-65	5.13%	5.13%	5.25%
Prescription drug cost increases	8.25%	8.25%	9.00%
Employer Group Waiver Plan (EGWP) trend rate	8.25%	8.25%	9.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.49%	3.22%	4.21%
Health care cost trend rate - pre-65	6.06%	6.38%	6.69%
Health care cost trend rate - post-65	5.13%	5.25%	4.94%
Prescription drug cost increases	8.25%	9.00%	9.75%

The following table summarizes the components of the net periodic benefit cost and AOCI related to postretirement benefits other than pensions:

	Other Postretirement Benefits
	2021	2020	2019
Net periodic benefit cost:
Service cost	$1.4	$1.5	$1.5
Interest cost	4.9	7.6	11.2
Amortization of actuarial losses	4.7	2.0	0.5
Amortization of prior service cost (credit)	0.3	(1.1)	(5.0)
Net periodic benefit cost	11.3	10.0	8.2

Other changes in projected benefit obligation recognized in AOCI (before taxes):
Net actuarial (gain) loss arising during the year	(4.1)	19.7	12.8
Prior service (credit) cost arising during the year	(2.2)	0.9
Amortization of actuarial losses	(4.7)	(2.0)	(0.5)
Amortization of prior service credit	(0.3)	1.1	5.0
Total recognized in AOCI	(11.3)	19.7	17.3
Total recognized in net periodic benefit cost and AOCI	$—	$29.7	$25.5
The estimated net actuarial losses and prior service credits for other postretirement benefits that are expected to be amortized from AOCI into net periodic benefit cost in 2022 are $4.2 million and $(0.4) million, respectively.
The assumed health care cost trend rate and prescription drug cost increases used to determine the net periodic benefit cost for postretirement health care benefits for 2022 both decrease in each successive year until reaching 4.5% in 2029.
The Company expects to make retiree health care benefit cash payments as follows:

2022	$17.1
2023	17.8
2024	18.5
2025	19.2
2026	19.1
2027 through 2031	85.1
Total expected benefit cash payments	$176.8

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
Additional lease information is summarized below:

	2021	2020	2019
Operating lease cost	$478.0	$464.5	$452.9
Short-term lease cost	43.8	41.1	39.7
Variable lease cost	84.4	80.7	73.6

Operating cash outflows from operating leases	$461.4	$446.1	$430.9
Leased assets obtained in exchange for new operating lease liabilities	$505.2	$469.9	$346.4

Weighted average remaining lease term	5.8 years	6.0 years	6.0 years
Weighted average discount rate	3.0%	3.4%	3.9%
The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized on the balance sheet as of December 31, 2021. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

Year Ending December 31,
2022	$455.2
2023	398.1
2024	337.2
2025	271.7
2026	198.6
Thereafter	374.6
Total lease payments	2,035.4
Amount representing interest	(155.0)
Present value of operating lease liabilities	$1,880.4

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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2021, 2020 and 2019, the Company had accruals reported on the balance sheet as Other long-term liabilities of $277.4 million, $300.5 million and $314.8 million, respectively. Estimated costs of current investigation and remediation activities of $45.9 million, $68.6 million and $57.6 million are included in Other accruals at December 31, 2021, 2020 and 2019, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $101.4 million higher than the minimum accruals at December 31, 2021. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at December 31, 2021. At December 31, 2021, $278.5 million, or 86.1% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $101.4 million at December 31, 2021, $78.7 million, or 77.6%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At December 31, 2021, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the litigation in California discussed below, the Company has not accrued any amounts for such litigation because the Company does not believe it is probable that a loss has occurred, and the Company believes it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. After nearly twenty years of litigation, the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.) reached an agreement in principle with the plaintiffs to resolve the litigation on July 17, 2019. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the defendants collectively shall pay a total of $305.0 million, with the defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the defendants. At December 31, 2021 and 2020, the Company had accruals for this agreement reported on the balance sheet of $52.7 million and $64.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $40.7 million and $52.7 million, respectively, included in Other long-term liabilities.
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
In the Lehigh County action, the trial court denied the defendants’ preliminary objections on August 6, 2021. Defendants filed a motion to amend the order to allow an interlocutory appeal or, in the alternative, for reconsideration. The trial court denied the defendants’ motion on September 13, 2021. On September 27, 2021, the Company answered the complaint, asserted new matter and affirmative defenses, alleged counterclaims against Lehigh County, and filed a third-party complaint against certain County officials, other owners of pre-1980 housing, and lead abatement contractors who have been cited for violating state or local laws. On October 13, 2021, the defendants filed with the Superior Court, one of Pennsylvania’s intermediate appellate courts, a petition for permission to appeal the trial court’s order denying the defendants’ preliminary objections. On November 17, 2021, the Superior Court transferred the appeal to the Commonwealth Court, another one of Pennsylvania’s intermediate appellate courts. Lehigh County filed its answer to defendants’ petition for permission to appeal on January 7, 2022. All deadlines and discovery in the Lehigh County action will be held in abeyance pending the appellate court proceedings.
In the Montgomery County action, the trial court denied the defendants’ preliminary objections on October 15, 2021. The defendants filed a motion to amend the order overruling their preliminary objections to allow an interlocutory appeal, which the trial court granted on November 9, 2021. On December 3, 2021, the defendants filed a petition for permission to appeal with the Commonwealth Court. On January 18, 2022, Montgomery County filed its answer to defendants’ petition for permission to appeal. All deadlines and discovery in the Montgomery County action will be held in abeyance pending the appellate court proceedings.
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
On May 20, 2021, the Company and the three other defendants filed motions for summary judgment to dismiss the claims of all plaintiffs currently pending in the district court as a result of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases. The plaintiffs filed their briefs in opposition to the defendants’ motions for summary judgment on November 22, 2021. The defendants filed replies in support of their motions for summary judgment on December 22, 2021. The parties are awaiting the district court’s decision.
On August 24, 2021, the plaintiff in Arrieona Beal v. Armstrong Containers, Inc., et al. filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The defendants answered the plaintiff’s complaint on December 17, 2021. The Company intends to vigorously defend this litigation.
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al. pending in the Circuit Court of Cook County, Illinois, parents seek to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The circuit court had certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class were those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The circuit court granted the motion, but on September 7, 2018, the appellate court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants appealed to the Supreme Court of Illinois, and on May 21, 2020, the Supreme Court reversed the appellate court’s judgment, affirmed the circuit court’s summary judgment dismissing the claims of the two plaintiffs for whom Medicaid paid for their children’s testing, and remanded the case for further proceedings consistent with the Supreme Court’s decision. On August 19, 2020, the defendants filed their renewed motion for class decertification and entry of final judgment with the circuit court. The parties filed their respective briefs on the motion, and oral argument occurred on February 4, 2021.
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
On October 8, 2021, the circuit court entered an order granting the defendants’ motion for decertification of the class, denying the petition to intervene by the Illinois Department of Healthcare and Family Services, and noting that an entry of final judgment in the defendants’ favor was now appropriate. On October 19, 2021, the circuit court entered final judgment in favor of the defendants. On November 5, 2021, the Illinois Department of Healthcare and Family Services filed a Notice of Appeal with the Appellate Court of Illinois, First District.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, has been dismissed.
The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The trial court entered an order on December 4, 2020, granting the insurers’ motion for summary judgment, denying the Company’s motion, and entering final judgment in favor of the insurers. The trial court sided with the Company on all of the issues presented, except one. On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. Briefing on the issues concluded, and oral argument occurred on August 25, 2021. The insurers then filed on January 13, 2022, a motion for leave to file a supplemental brief to address the Eighth Appellate District’s recent decision in Cincinnati Ins. Co. v. Discount Drug Mart, Inc. The Company filed a response to the insurers’ motion on January 19, 2022. The parties are awaiting the appellate court’s decision.
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

NOTE 11 – CAPITAL STOCK
During the first quarter of 2021, the Company’s Board of Directors approved and declared a three-for-one stock split to shareholders of record at the close of business on March 23, 2021 (the Stock Split). The Stock Split was effected on March 31, 2021. All share and per share information herein has been retroactively adjusted to reflect the Stock Split.
At December 31, 2021, there were 900,000,000 shares of common stock and 90,000,000 shares of serial preferred stock authorized for issuance. Of the authorized serial preferred stock, 9,000,000 shares are designated as cumulative redeemable serial preferred and 3,000,000 shares are designated as convertible serial preferred stock.
Under the 2006 Equity and Performance Incentive Plan (2006 Employee Plan), 71,100,000 shares may be issued or transferred. An aggregate of 19,135,222, 21,007,911 and 24,776,304 shares of common stock at December 31, 2021, 2020 and 2019, respectively, were reserved for the exercise and future grants of option rights and future grants of restricted stock and restricted stock units. See Note 13 for additional information related to stock-based compensation.
Shares outstanding shown in the following table included 1,426,883, 1,469,712 and 1,469,349 shares of common stock held in a revocable trust at December 31, 2021, 2020 and 2019, respectively. The revocable trust is used to accumulate assets for the purpose of funding the ultimate obligation of certain non-qualified benefit plans. Transactions between the Company and the trust are accounted for in accordance with the Deferred Compensation – Rabbi Trusts Subtopic of the Compensation Topic of the ASC, which requires the assets held by the trust be consolidated with the Company’s accounts.

	Shares in Treasury	Shares Outstanding
Balance at January 1, 2019	75,765,108	279,350,286
Shares issued for exercise of option rights		2,705,634
Shares tendered as payment for option rights exercised	11,514	(11,514)
Shares issued for vesting of restricted stock units		480,396
Shares tendered in connection with vesting of restricted stock units	165,285	(165,285)
Treasury stock purchased	5,025,000	(5,025,000)
Shares transferred from defined benefit pension plan (1)	900,000	(900,000)
Balance at December 31, 2019	81,866,907	276,434,517
Shares issued for exercise of option rights		2,873,646
Shares tendered as payment for option rights exercised	10,140	(10,140)
Shares issued for vesting of restricted stock units		386,685
Shares tendered in connection with vesting of restricted stock units	133,077	(133,077)
Treasury stock purchased	11,700,000	(11,700,000)
Treasury stock retired	(91,746,432)
Shares sold (1)	(825,000)	825,000
Balance at December 31, 2020	1,138,692	268,676,631
Shares issued for exercise of option rights		2,365,168
Shares tendered as payment for option rights exercised	4,324	(4,324)
Shares issued for vesting of restricted stock units		276,948
Shares tendered in connection with vesting of restricted stock units	95,618	(95,618)
Treasury stock purchased	10,075,000	(10,075,000)
Balance at December 31, 2021	11,313,634	261,143,805
(1)    During the year ended December 31, 2019, 900,000 shares were transferred from the Company’s terminated domestic defined benefit pension plan surplus assets in connection with the plan’s termination as described in Note 7. In accordance with ASC 715, the transferred shares are treated as treasury stock. During the year ended December 31, 2020, the Company received proceeds of $182.4 million in conjunction with the issuance of 825,000 treasury shares to fund Company contributions to the domestic defined contribution plan.

NOTE 12 – ESOP
As of December 31, 2021, 42,721 employees contributed to the Company’s ESOP, a voluntary defined contribution plan available to all eligible salaried employees. Participants are allowed to contribute, on a pretax or after-tax basis, up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. Such participant contributions may be invested in a variety of investment funds or a Company common stock fund and may be exchanged between investments as directed by the participant. Participants are permitted to diversify both future and prior Company matching contributions previously allocated to the Company common stock fund into a variety of investment funds.
The Company made contributions to the ESOP on behalf of participating employees, representing amounts authorized by employees to be withheld from their earnings, of $224.3 million, $196.5 million and $180.5 million in 2021, 2020 and 2019, respectively. The Company’s matching contributions to the ESOP charged to operations were $133.7 million, $120.0 million and $111.9 million for 2021, 2020 and 2019, respectively.
At December 31, 2021, there were 20,639,085 shares of the Company’s common stock being held by the ESOP, representing 7.9% of the total number of voting shares outstanding. Shares of Company common stock credited to each member’s account under the ESOP are voted by the trustee under instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.
NOTE 13 – STOCK-BASED COMPENSATION
The 2006 Employee Plan authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 71,100,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Company issues new shares upon exercise of option rights and vesting of restricted stock units (RSUs). The 2006 Employee Plan permits the granting of option rights, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees. At December 31, 2021, no appreciation rights, performance shares or performance units had been granted under the 2006 Employee Plan. Shares available for future grants under the 2006 Employee Plan were 9,923,164 at December 31, 2021.
The 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 600,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Nonemployee Director Plan permits the granting of option rights, appreciation rights, restricted stock and RSUs to members of the Board of Directors who are not employees of the Company. At December 31, 2021, no option rights or appreciation rights had been granted under the Nonemployee Director Plan. Shares available for future grants under the Nonemployee Director Plan were 229,123 at December 31, 2021.
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. At December 31, 2021, the Company had total unrecognized stock-based compensation expense of $149.8 million that is expected to be recognized over a weighted-average period of 1.06 years. Stock-based compensation expense during 2021, 2020 and 2019 was $97.7 million, $95.9 million and $101.7 million, respectively. The related tax benefit was $24.1 million, $23.6 million and $25.1 million during 2021, 2020 and 2019, respectively. Excess tax benefits from share-based payments are recognized as an income tax benefit in the statement of consolidated income when options are exercised and RSUs vest. For the years ended December 31, 2021, 2020 and 2019, the Company’s excess tax benefit from options exercised and RSUs vested reduced the income tax provision by $108.7 million, $94.7 million, and $65.2 million respectively.
Option Rights
The fair value of the Company’s option rights was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted:

	2021	2020	2019
Risk-free interest rate	1.11%	.39%	1.64%
Expected life of option rights	5.05 years	5.05 years	5.05 years
Expected dividend yield of stock	.75%	.88%	.87%
Expected volatility of stock	26.8%	26.7%	23.2%

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
Grants of option rights for non-qualified and incentive stock options have been awarded to certain officers and key employees under the 2006 Employee Plan. The option rights generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to option rights granted to eligible employees amounted to $79.5 million at December 31, 2021. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period, net of estimated forfeitures based on historical activity, and is expected to be recognized over a weighted-average period of 1.09 years.
The weighted-average per share grant date fair value of options granted during 2021, 2020 and 2019 was $68.63, $46.56 and $38.80, respectively. The total intrinsic value of option rights exercised during 2021, 2020, and 2019 was $485.8 million, $407.9 million and $285.8 million, respectively. The total fair value of options vested during 2021, 2020 and 2019 was $53.2 million, $51.0 million and $43.2 million, respectively. There were no outstanding option rights for nonemployee directors at December 31, 2021, 2020 and 2019.
A summary of the Company’s non-qualified and incentive stock option right activity is shown in the following table:

	2021			2020			2019
	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Optioned Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	10,503,378	$120.34		12,119,187	$96.82		13,455,747	$79.51
Granted	972,575	292.15		1,373,793	213.39		1,496,658	183.11
Exercised	(2,362,173)	82.50		(2,872,836)	63.63		(2,706,498)	57.12
Forfeited	(124,967)	195.90		(113,715)	170.80		(120,936)	126.71
Expired	(5,878)	141.27		(3,051)	139.55		(5,784)	115.23
Outstanding at end of year	8,982,935	$147.83	$1,835.5	10,503,378	$120.34	$1,309.1	12,119,187	$96.82	$1,184.0
Exercisable at end of year	6,713,727	$116.32	$1,583.4	7,681,440	$95.07	$1,151.5	8,920,968	$75.50	$1,061.7
The weighted-average remaining term for options outstanding at the end of 2021, 2020 and 2019 was 6.09, 6.12 and 6.02 years, respectively. The weighted-average remaining term for options exercisable at the end of 2021, 2020 and 2019 was 5.12, 5.06 and 4.95 years, respectively.
RSUs
Grants of RSUs, which generally require three years of continuous employment from the date of grant before vesting and receiving the stock without restriction, have been awarded to certain officers and key employees under the 2006 Employee Plan. The February 2021, 2020 and 2019 grants consisted of performance-based awards that vest at the end of a three-year period based on the Company’s achievement of specified financial and operating performance goals relating to earnings per share and return on net assets employed.
Unrecognized compensation expense with respect to grants of RSUs to eligible employees amounted to $68.6 million at December 31, 2021 and is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 0.91 years.
Grants of RSUs have been awarded to nonemployee directors under the Nonemployee Director Plan. These grants generally vest and stock is received without restriction to the extent of one-third of the RSUs for each year following the date of grant. Unrecognized compensation expense with respect to grants of RSUs to nonemployee directors amounted to $1.7 million at December 31, 2021 and is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted-average period of 0.94 years.

A summary of the Company’s RSU activity for the years ended December 31 is shown in the following table:

	2021	2020	2019
Outstanding at beginning of year	625,383	744,516	871,206
Granted	196,526	287,919	393,825
Vested	(276,948)	(386,685)	(506,190)
Forfeited	(34,281)	(20,367)	(14,325)
Outstanding at end of year	510,680	625,383	744,516
The weighted-average per share fair value of RSUs granted during 2021, 2020 and 2019 was $238.89, $193.79 and $144.18, respectively.
NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI, including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at January 1, 2019	$(607.6)	$(67.1)	$44.8	$(629.9)
Reclassifications from AOCI to Retained earnings for adoption of ASU 2018-02		(19.3)	11.0	(8.3)
Amounts recognized in AOCI	(49.8)	(5.1)		(54.9)
Amounts reclassified from AOCI		22.3	(8.7)	13.6
Balance at December 31, 2019	(657.4)	(69.2)	47.1	(679.5)
Amounts recognized in AOCI	(14.1)	(19.4)		(33.5)
Amounts reclassified from AOCI		1.4	(6.7)	(5.3)
Balance at December 31, 2020	(671.5)	(87.2)	40.4	(718.3)
Amounts recognized in AOCI	(30.6)	48.7		18.1
Amounts reclassified from AOCI		6.3	(4.5)	1.8
Balance at December 31, 2021	$(702.1)	$(32.2)	$35.9	$(698.4)
NOTE 15 – DERIVATIVES AND HEDGING
In February 2020, the Company entered into two U.S. Dollar to Euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts, which were designated as net investment hedges, have a notional value of $500.0 million and $244.0 million, respectively, with maturity dates of June 1, 2024 and November 15, 2021, respectively. During the term of the $500.0 million contract, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. During the term of the $244.0 million contract, the Company paid floating-rate interest in Euros and received floating-rate interest in U.S. Dollars. Prior to the maturity of the $244.0 million floating-rate contract in November 2021, the Company entered into a new $244.0 million U.S. Dollar to Euro cross currency swap contract with a maturity date of June 1, 2027 to effectively amend and extend the original contract. During the term of this $244.0 million fixed-rate contract, which is designated as a net investment hedge, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt.

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

	December 31,	December 31,	December 31,
	2021	2020	2019
Other assets	$—	$—	$1.5
Other accruals	—	31.0	—
Other long-term liabilities	36.5	54.8	—
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses) for the years ended December 31:

	2021	2020	2019
Unrealized gain (loss)	$49.3	$(71.7)	$1.5
Tax effect	(12.2)	17.7	(0.4)
Unrealized gain (loss), net of taxes	$37.1	$(54.0)	$1.1
NOTE 16 – FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at December 31, 2021, 2020 and 2019. Except for the acquisition and divestiture-related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	December 31, 2021			December 31, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan assets	$80.4	$43.1	$37.3	$69.2	$37.9	$31.3	$61.1	$29.9	$31.2
Qualified Replacement Plan assets	98.8	98.8		161.5	161.5		46.6	46.6
Net investment hedge asset	—			—			1.5		1.5
	$179.2	$141.9	$37.3	$230.7	$199.4	$31.3	$109.2	$76.5	$32.7

Liabilities:
Net investment hedge liability	$36.5		$36.5	$85.8		$85.8	$—

The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor quotes. The cost basis of the investment funds was $63.0 million, $58.1 million, and $54.8 million at December 31, 2021, 2020 and 2019, respectively.
The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The investments are valued using quoted market prices multiplied by the number of shares. The cost basis of the investment funds was $86.9 million, $159.6 million and $46.7 million at December 31, 2021, 2020 and 2019, respectively.
The net investment hedge liability is the fair value of the cross currency swaps (see Note 15). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rate.
The carrying amounts reported for Cash and cash equivalents and Short-term borrowings approximate fair value.
The fair value of the Company’s publicly traded debt is based on quoted market prices. The fair value of the Company’s non-publicly traded debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company’s publicly traded debt and non-traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy. The following table summarizes the carrying amounts and fair values of the Company’s publicly traded debt and non-traded debt.

	December 31,
	2021		2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,849.6	$9,777.4	$8,265.2	$9,707.0	$8,203.2	$8,735.8
Non-traded debt	1.9	1.9	26.8	26.5	277.3	270.7
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2020	$2,078.1	$52.0	$170.7	$266.3	$8.2
Balance at December 31, 2021	2,352.4	60.9	131.2	259.8	9.2
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
The following table summarizes the movement in the Company’s allowance for doubtful accounts:

	2021	2020	2019
Beginning balance	$53.5	$36.5	$45.9
Adjustment upon adoption of ASU 2016-13(1)		3.0
Bad debt expense	33.8	56.8	53.1
Uncollectible accounts written off, net of recoveries	(38.4)	(42.8)	(62.5)
Ending balance	$48.9	$53.5	$36.5
(1)The Company adopted ASU 2016-13 effective January 1, 2020, using the modified retrospective transition method, electing to not restate prior periods. Refer to Note 1 for additional detail.

NOTE 18 – OTHER EXPENSE (INCOME)
Other General Expense - Net
Included in Other general expense - net were the following:

	2021	2020	2019
Provisions for environmental matters - net	$(4.0)	$37.1	$23.0
Loss on divestiture (see Note 3)	111.9	—	—
(Gain) loss on sale or disposition of assets	(6.1)	(9.4)	16.1
Total	$101.8	$27.7	$39.1
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
Other (Income) Expense - Net
Included in Other (income) expense - net were the following:

	2021	2020	2019
Investment and royalty income	$(30.4)	$(16.4)	$(12.0)
(Gain) loss on extinguishment of debt (see Note 6)	(1.4)	21.3	14.8
Net expense from banking activities	10.3	10.4	10.7
Foreign currency transaction related losses	12.0	7.2	19.7
Domestic pension plan settlement expense	—	—	32.4
Miscellaneous pension expense	4.4	4.9	8.0
Indirect tax credits	—	—	(38.7)
California litigation expense (see Note 10)	—	—	(34.7)
Other income	(29.0)	(44.7)	(32.8)
Other expense	14.6	22.6	14.6
Total	$(19.5)	$5.3	$(18.0)
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized (gains) losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at December 31, 2021, 2020 and 2019.
Miscellaneous pension expense consists of the non-service components of net pension costs. See Note 7 for information on the Domestic pension plan settlement expense and Miscellaneous pension expense.
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
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within Other income or Other expense that were individually significant in December 31, 2021, 2020 and 2019.

NOTE 19 – INCOME TAXES
In response to the COVID-19 outbreak, global legislation concerning income taxes was passed throughout 2020. The Company assessed the applicability of the stimulus elements within the global legislation, and it did not have a material impact on the Company’s consolidated financial statements in 2020 or 2021. The primary benefit to the Company was the delay of payment of U.S. federal and state income taxes as well as U.S. federal payroll withholding taxes until subsequent periods.
During 2019, the Company recorded an increase to the tax provision of $74.3 million related to the reversal of all net tax benefits recognized in previous tax years from federal renewable energy tax credit funds with DC Solar Solutions, Inc. and certain of its affiliates. The facts relating to the Company’s investments in the funds continue to be developed. There were no adjustments recognized in the Company’s tax provision for this matter in 2020 or 2021.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Deferred tax assets:
Environmental and other similar items	$73.2	$82.9	$83.5
Employee related and benefit items	170.3	166.6	129.3
Operating lease liabilities	463.1	448.9	430.6
Other items	192.0	232.8	204.0
Total deferred tax assets	898.6	931.2	847.4

Deferred tax liabilities:
Intangible assets and Property, plant, and equipment	1,053.7	1,156.4	1,232.6
LIFO inventories	68.6	87.6	80.5
Operating lease right-of-use assets	448.4	434.0	417.8
Other items	33.3	31.7	28.1
Total deferred tax liabilities	1,604.0	1,709.7	1,759.0

Net deferred tax liabilities	$705.4	$778.5	$911.6
As of December 31, 2021, the Company’s net deferred income tax liability relates primarily to deferred tax liabilities recorded for intangible assets acquired through the Valspar acquisition.
Netted against the Company’s other deferred tax assets were valuation allowances of $97.2 million, $104.6 million and $84.6 million at December 31, 2021, 2020 and 2019, respectively. The decrease in the valuation allowance in 2021 is primarily due to the utilization of certain foreign tax credits during the year. The Company has $17.6 million of domestic net operating loss carryforwards acquired through acquisitions that have expiration dates through the tax year 2037, foreign tax credits of $15.3 million that expire in calendar years 2028 through 2031 and foreign net operating losses of $327.5 million. The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that range from the tax years 2021 to 2041.

Significant components of the provisions for income taxes were as follows:

	2021	2020	2019
Current:
Federal	$331.2	$457.7	$440.1
Foreign	86.5	92.0	71.1
State and local	46.8	84.4	60.4
Total current	464.5	634.1	571.6
Deferred:
Federal	(36.5)	(102.7)	(83.7)
Foreign	(40.4)	(19.0)	(32.3)
State and local	(3.4)	(23.6)	(15.1)
Total deferred	(80.3)	(145.3)	(131.1)
Total provisions for income taxes	$384.2	$488.8	$440.5
Under provisions of the Tax Cuts and Jobs Act (Tax Act), the Company received an income tax benefit of $12.2 million, $12.0 million and $10.4 million in 2021, 2020 and 2019, respectively, related to foreign derived intangible income and incurred income tax expense of $2.7 million, $7.0 million and $7.9 million in 2021, 2020 and 2019, respectively, related to Global Intangible Low Taxed Income (GILTI). The Company has made an accounting policy election to record GILTI as a period cost.
Significant components of income before income taxes as used for income tax purposes, were as follows:

	2021	2020	2019
Domestic	$2,106.8	$2,317.9	$1,899.6
Foreign	141.8	201.3	82.2
	$2,248.6	$2,519.2	$1,981.8
A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes	2.2	2.5	2.3
Investment vehicles	(0.8)	(0.8)	(1.3)
Employee share-based payments	(4.8)	(3.8)	(3.3)
Research and development credits	(0.6)	(0.5)	(1.1)
Amended returns and refunds	0.2	0.3	0.1
Tax credit reversal	—	—	3.7
Other - net	(0.1)	0.7	0.8
Reported effective tax rate	17.1%	19.4%	22.2%
The decrease in the effective tax rate for 2021 compared to 2020 was primarily due to an increase in tax benefits related to employee share-based payments and the net favorable impact of various other tax benefits received by the Company in 2021 compared to 2020.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS is currently auditing the Company’s 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest, submitted additional information for consideration, and is currently in the appeals process with the IRS. The Company continues to evaluate the adjustments and believes that it is adequately reserved for any potential exposure. As of December 31, 2021, the U.S. federal statute of limitations has not expired for the 2013 through 2020 tax years.
As of December 31, 2021, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2020. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at beginning of year	$227.0	$203.0	$89.5
Additions based on tax positions related to the current year	14.0	13.8	14.9
Additions for tax positions of prior years	23.1	16.4	107.9
Reductions for tax positions of prior years	(22.1)	(3.3)	(3.6)
Settlements	(5.6)	(2.0)	—
Lapses of statutes of limitations	(7.9)	(0.9)	(5.7)
Balance at end of year	$228.5	$227.0	$203.0
The increase in unrecognized tax benefits was primarily related to the reversal of benefits recognized in previous tax years from federal research and development credits, partially offset by a number of positions taken on prior year income tax returns filed in the U.S. and various foreign jurisdictions that were no longer deemed to be at risk. At December 31, 2021, 2020 and 2019, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $218.9 million, $216.3 million and $195.3 million, respectively.
Included in the balance of unrecognized tax benefits at December 31, 2021 is $13.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. During the year ended December 31, 2021, there was a decrease in income tax interest and penalties of $2.7 million. During the years ended December 31, 2020 and 2019, there was an increase in income tax interest and penalties of $4.0 million and $1.6 million, respectively. The Company accrued $26.4 million, $30.3 million and $26.2 million at December 31, 2021, 2020 and 2019, respectively, for the potential payment of interest and penalties.
NOTE 20 – NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except per share data)	2021	2020	2019
Basic
Net income	$1,864.4	$2,030.4	$1,541.3
Average shares outstanding	262.5	271.3	275.4
Basic net income per share	$7.10	$7.48	$5.60

Diluted
Net income	$1,864.4	$2,030.4	$1,541.3
Average shares outstanding assuming dilution:
Average shares outstanding	262.5	271.3	275.4
Stock options and other contingently issuable shares (1)	4.6	4.5	4.8
Non-vested restricted stock grants	—	—	0.1
Average shares outstanding assuming dilution	267.1	275.8	280.3
Diluted net income per share	$6.98	$7.36	$5.50
(1)    Stock options and other contingently issuable shares excludes 0.9 million, 1.0 million and 1.3 million shares at December 31, 2021, 2020 and 2019, respectively, due to their anti-dilutive effect.

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
The Americas Group consisted of 4,859 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2021. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The Americas Group sells a variety of architectural paints, coatings and related products through dedicated dealers, home centers, distributors, hardware stores and other retailers throughout Latin America. The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. At December 31, 2021, The Americas Group consisted of operations from subsidiaries in 10 foreign countries. During 2021, this segment opened 85 net new stores, consisting of 92 new stores opened (76 in the United States, 3 in Canada, 10 in Mexico and 3 in South America) and 7 stores closed (6 in the United States and 1 in South America). In 2020 and 2019, this segment opened 16 and 62 net new stores, respectively. The CODM uses discrete financial information about The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Consumer Brands Group supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in China and Europe. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 62% of the total sales of the Consumer Brands Group in 2021 were intersegment transfers of products primarily sold through The Americas Group. At December 31, 2021, the Consumer Brands Group consisted of operations in the United States and subsidiaries in 5 foreign countries. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to operational efficiencies, capacity, health and safety at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 282 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2021, this segment opened 1 new branch and closed 1 branch for no net change in the number of branches operated. At December 31, 2021, the Performance Coatings Group consisted of operations in the United States and subsidiaries in 44 foreign countries. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. In addition, the Administrative segment includes the $111.9 million pre-tax loss on the Wattyl divestiture recognized during the year ended December 31, 2021. See Notes 3 and 18 for additional information on the Wattyl divestiture. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $4.223 billion, $3.581 billion and $3.679 billion for 2021, 2020 and 2019, respectively.
Long-lived assets consisted of Property, plant and equipment, Goodwill, Intangible assets, Operating lease right-of-use assets, Deferred pension assets and Other assets. The aggregate total of long-lived assets for the Company was $15.613 billion, $15.810 billion and, $15.865 billion at December 31, 2021, 2020 and 2019, respectively. Long-lived assets of consolidated foreign subsidiaries totaled $2.785 billion, $3.167 billion and $3.211 billion at December 31, 2021, 2020 and 2019, respectively.
Total Assets of the Company were $20.667 billion, $20.402 billion and $20.496 billion at December 31, 2021, 2020 and 2019, respectively. Total assets of consolidated foreign subsidiaries were $4.653 billion, $4.834 billion and $4.829 billion, which represented 22.5%, 23.7% and 23.6% of the Company’s total assets at December 31, 2021, 2020 and 2019, respectively.
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

	2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$11,217.0	$2,721.6	$6,003.8	$2.2	$19,944.6
Intersegment transfers	—	4,411.8	149.7	(4,561.5)	—
Total net sales and intersegment transfers	$11,217.0	$7,133.4	$6,153.5	$(4,559.3)	$19,944.6

Segment profit	$2,239.1	$358.4	$486.2		$3,083.7
Interest expense				$(334.7)	(334.7)
Administrative expenses and other				(500.4)	(500.4)
Income before income taxes	$2,239.1	$358.4	$486.2	$(835.1)	$2,248.6
% to net external sales	20.0%	13.2%	8.1%		11.3%
Identifiable assets	$5,627.9	$5,161.1	$8,388.6	$1,489.1	$20,666.7
Capital expenditures	79.2	123.9	90.8	78.1	372.0
Depreciation	73.4	86.7	66.2	36.8	263.1
Amortization	3.7	83.7	218.9	3.2	309.5

	2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$10,383.2	$3,053.4	$4,922.4	$2.7	$18,361.7
Intersegment transfers	—	3,688.4	137.1	(3,825.5)	—
Total net sales and intersegment transfers	$10,383.2	$6,741.8	$5,059.5	$(3,822.8)	$18,361.7

Segment profit	$2,294.1	$579.6	$500.1		$3,373.8
Interest expense				$(340.4)	(340.4)
Administrative expenses and other				(514.2)	(514.2)
Income before income taxes	$2,294.1	$579.6	$500.1	$(854.6)	$2,519.2
% to net external sales	22.1%	19.0%	10.2%		13.7%
Identifiable assets	$5,386.6	$5,387.4	$8,071.1	$1,556.5	$20,401.6
Capital expenditures	63.9	89.8	43.0	107.1	303.8
Depreciation	73.0	87.6	69.1	38.3	268.0
Amortization	4.5	90.0	213.9	5.0	313.4

	2019
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$10,171.9	$2,676.8	$5,049.2	$2.9	$17,900.8
Intersegment transfers	—	3,607.0	116.2	(3,723.2)	—
Total net sales and intersegment transfers	$10,171.9	$6,283.8	$5,165.4	$(3,720.3)	$17,900.8

Segment profit	$2,056.5	$373.2	$379.1		$2,808.8
Interest expense				$(349.3)	(349.3)
Administrative expenses and other				(477.7)	(477.7)
Income before income taxes	$2,056.5	$373.2	$379.1	$(827.0)	$1,981.8
% to net external sales	20.2%	13.9%	7.5%		11.1%
Identifiable assets	$5,399.1	$5,600.8	$8,175.6	$1,320.7	$20,496.2
Capital expenditures	73.3	133.4	84.2	38.0	328.9
Depreciation	72.2	81.1	70.9	37.9	262.1
Amortization	4.8	90.3	212.9	4.8	312.8

NOTE 22 – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following tables summarize the unaudited quarterly results of operations for the years ended December 31, 2021 and 2020.

	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year (1)
Net sales	$4,656.0	$5,379.8	$5,146.7	$4,762.1	$19,944.6
Gross profit	2,112.0	2,411.4	2,139.6	1,879.7	8,542.7
Net income	409.6	648.6	502.2	304.0	1,864.4
Net income per share:
Basic	$1.54	$2.47	$1.92	$1.17	$7.10
Diluted	$1.51	$2.42	$1.88	$1.15	$6.98

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year (1)
Net sales	$4,146.7	$4,604.0	$5,122.2	$4,488.8	$18,361.7
Gross profit	1,889.7	2,208.9	2,455.3	2,128.7	8,682.6
Net income	321.7	595.9	705.8	407.0	2,030.4
Net income per share:
Basic	$1.18	$2.20	$2.60	$1.51	$7.48
Diluted	$1.15	$2.16	$2.55	$1.49	$7.36
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors and director nominees is set forth in our Proxy Statement under the caption “Proposal 1 – Election of 11 Directors” and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2021. Please refer to the information set forth in our Proxy Statement under the caption “Board Committees,” which is incorporated herein by reference.
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
Audit Committee
The information regarding the Audit Committee of our Board of Directors and audit committee financial experts is set forth in our Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.
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
Please refer to the information set forth in our Proxy Statement under the caption “Code of Conduct,” which is incorporated herein by reference. Our Code of Conduct and Code of Ethics for Senior Financial Management are available on our Investor Relations website, investors.sherwin-williams.com.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our Proxy Statement under the captions “2021 Director Compensation Table,” “Director Compensation Program,” “Executive Compensation” and “Executive Compensation Tables” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management is set forth in our Proxy Statement under the captions “Security Ownership of Management, Directors and Director Nominees” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.
The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement under the captions “Certain Relationships and Transactions with Related Persons” and “Director Independence” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement under the caption “Matters Relating to the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020 and 2019 is set forth below. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)

Changes in deferred tax asset valuation allowances were as follows:

(millions of dollars)	2021	2020	2019
Beginning balance	$104.6	$84.6	$73.5
(Deductions) additions (1)	(7.4)	20.0	7.4
Acquired balances	—	—	3.7
Ending balance	$97.2	$104.6	$84.6

(1) (Deductions) additions did not have a material impact on the Income Statement in 2021, 2020 or 2019.

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

	(c)	Regulations of the Company, as amended and restated October 17, 2018, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 17, 2018, and incorporated herein by reference.

4.	(a)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

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

(v)
Seventeenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as trustee, dated November 10, 2021 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

(w)
Eighteenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as Trustee, dated November 10, 2021 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

(x)
Credit Agreement, dated as of June 29, 2021, by and among the Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2021, and incorporated herein by reference.

(y)
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

(aa)
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

(bb)
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

(cc)
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

(dd)
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

(ee)
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

(ff)
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

(gg)
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

(hh)
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

(ii)
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

(jj)
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

(kk)
Amendment No. 11 to the Credit Agreement, dated as of September 14, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2020, and incorporated herein by reference.

(ll)
Amendment No. 12 to the Credit Agreement, dated as of November 9, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2020, and incorporated herein by reference.

(mm)
Amendment No. 13 to the Credit Agreement, dated as of December 7, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 7, 2020, and incorporated herein by reference.

(nn)
Amendment No. 14 to the Credit Agreement, dated as of February 16, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2021, and incorporated herein by reference.

(oo)
Amendment No. 15 to the Credit Agreement, dated as of May 3, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 2021, and incorporated herein by reference.

(pp)
Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A., filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

(qq)
Amended and Restated Credit Agreement, dated as of August 2, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2021, and incorporated herein by reference.

(rr)
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 6, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2021, and incorporated herein by reference.

(ss)
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2021, and incorporated herein by reference.

(tt)
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of November 30, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2021, and incorporated herein by reference.

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

	**(aa)	The Sherwin-Williams Company Key Employee Separation Plan as Amended and Restated Effective March 1, 2022 (filed herewith).

21.		Subsidiaries (filed herewith).

23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.	(a)	Powers of Attorney (filed herewith).

	(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.	(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

	(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.
**	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2022.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2022.

* JOHN G. MORIKIS	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)
John G. Morikis
* ALLEN J. MISTYSYN	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Allen J. Mistysyn
* JANE M. CRONIN	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Jane M. Cronin
* KERRII B. ANDERSON	Director
Kerrii B. Anderson
* ARTHUR F. ANTON	Director
Arthur F. Anton
* JEFF M. FETTIG	Director
Jeff M. Fettig
* RICHARD J. KRAMER	Director
Richard J. Kramer
* CHRISTINE A. POON	Director
Christine A. Poon
* AARON M. POWELL	Director
Aaron M. Powell
* MARTA R. STEWART	Director
Marta R. Stewart
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* STEVEN H. WUNNING	Director
Steven H. Wunning

*	The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	MARY L. GARCEAU	February 17, 2022
Mary L. Garceau, Attorney-in-fact