Form 10-Q
period 2022-03-31
SHERWIN WILLIAMS CO
filed 2022-04-26
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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

Common Stock, $0.33-1/3 Par Value – 260,131,306 shares as of March 31, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended March 31,
	2022	2021
Net sales	$4,998.7	$4,656.0
Cost of goods sold	2,945.8	2,544.0
Gross profit	2,052.9	2,112.0
Percent to net sales	41.1%	45.4%
Selling, general and administrative expenses	1,407.5	1,325.9
Percent to net sales	28.2%	28.5%
Other general expense - net	2.5	117.5
Amortization	78.0	79.2
Interest expense	88.4	83.2
Interest income	(0.9)	(0.6)
Other expense (income) - net	16.3	(2.2)
Income before income taxes	461.1	509.0
Income taxes	90.3	99.4
Net income	$370.8	$409.6

Net income per common share:
Basic	$1.43	$1.54
Diluted	$1.41	$1.51

Weighted average shares outstanding:
Basic	258.8	265.8
Diluted	263.1	270.6

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended
	March 31,
	2022	2021
Net income	$370.8	$409.6

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments (1)	(43.6)	(46.3)

Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	1.0	1.8

Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(1.0)	(1.0)

Other comprehensive loss	(43.6)	(45.5)

Comprehensive income	$327.2	$364.1
(1)    The three months ended March 31, 2022 and 2021 include unrealized gains, net of taxes, of $8.1 million and $23.1 million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $(0.2) million and $(0.8) million in the three months ended March 31, 2022 and 2021, respectively.
(3)    Net of taxes of $0.3 million in the three months ended March 31, 2022 and 2021.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$401.1	$165.7	$314.7
Accounts receivable, net	2,783.6	2,352.4	2,414.1
Inventories	2,328.6	1,927.2	1,847.3
Other current assets	573.1	608.4	533.5
Total current assets	6,086.4	5,053.7	5,109.6
Property, plant and equipment, net	1,907.3	1,867.3	1,780.4
Goodwill	7,058.8	7,134.6	7,011.3
Intangible assets	4,004.0	4,001.5	4,210.0
Operating lease right-of-use assets	1,837.9	1,820.6	1,728.8
Other assets	836.0	789.0	594.9
Total assets	$21,730.4	$20,666.7	$20,435.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,739.7	$763.5	$818.1
Accounts payable	2,860.8	2,403.0	2,217.0
Compensation and taxes withheld	572.3	716.6	551.2
Accrued taxes	178.2	160.3	282.6
Current portion of long-term debt	260.7	260.6	428.5
Current portion of operating lease liabilities	416.0	409.7	385.8
Other accruals	925.4	1,005.8	968.4
Total current liabilities	6,953.1	5,719.5	5,651.6
Long-term debt	8,592.3	8,590.9	7,862.4
Postretirement benefits other than pensions	258.4	259.4	274.3
Deferred income taxes	760.2	768.2	797.8
Long-term operating lease liabilities	1,481.2	1,470.7	1,402.9
Other long-term liabilities	1,450.9	1,420.8	1,367.3
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
260.1 million, 261.1 million and 265.9 million shares outstanding
at March 31, 2022, December 31, 2021 and March 31, 2021, respectively	91.0	90.8	90.2
Other capital	3,842.7	3,793.0	3,543.6
Retained earnings	2,341.5	2,121.7	1,102.1
Treasury stock, at cost	(3,298.9)	(2,869.9)	(893.4)
Accumulated other comprehensive loss	(742.0)	(698.4)	(763.8)
Total shareholders' equity	2,234.3	2,437.2	3,078.7
Total liabilities and shareholders’ equity	$21,730.4	$20,666.7	$20,435.0

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net income	$370.8	$409.6
Adjustments to reconcile net income to net operating cash:
Depreciation	65.5	65.4
Non-cash lease expense	109.9	97.5
Amortization of intangible assets	78.0	79.2
Loss on divestiture of business	—	111.9
Amortization of credit facility and debt issuance costs	1.7	1.5
Stock-based compensation expense	26.8	13.5
Provisions for environmental-related matters	0.6	2.5
Defined benefit pension plans net cost	1.4	2.3
Deferred income taxes	(11.6)	(26.0)
Other	17.4	5.3
Change in working capital accounts - net	(498.2)	(495.0)
Change in operating lease liabilities	(110.4)	(98.0)
Costs incurred for environmental-related matters	(5.0)	(9.4)
Other	(20.6)	35.4
Net operating cash	26.3	195.7

INVESTING ACTIVITIES
Capital expenditures	(106.3)	(64.3)
Acquisitions of businesses, net of cash acquired	(0.4)	(24.9)
Proceeds from divestiture of business	—	116.2
Proceeds from sale of assets	10.8	0.9
Other	(99.7)	(34.3)
Net investing cash	(195.6)	(6.4)

FINANCING ACTIVITIES
Net increase in short-term borrowings	972.2	818.0
Payments of cash dividends	(150.9)	(151.8)
Proceeds from stock options exercised	11.6	38.4
Treasury stock purchased	(407.1)	(775.4)
Proceeds from treasury stock issued	22.0	—
Other	(32.1)	(24.0)
Net financing cash	415.7	(94.8)

Effect of exchange rate changes on cash	(11.0)	(6.4)
Net increase in cash and cash equivalents	235.4	88.1
Cash and cash equivalents at beginning of year	165.7	226.6
Cash and cash equivalents at end of period	$401.1	$314.7

Income taxes paid	$38.9	$25.6
Interest paid	76.1	72.4

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
Net income			370.8			370.8
Other comprehensive loss					(43.6)	(43.6)
Treasury stock purchased				(407.1)		(407.1)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.2	38.3		(32.9)		5.6
Other adjustments		0.4	(0.1)			0.3
Cash dividends -- $0.60 per share			(150.9)			(150.9)
Balance at March 31, 2022	$91.0	$3,842.7	$2,341.5	$(3,298.9)	$(742.0)	$2,234.3

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
Net income			409.6			409.6
Other comprehensive loss					(45.5)	(45.5)
Treasury stock purchased				(775.4)		(775.4)
Stock-based compensation activity	0.3	51.5		(21.5)		30.3
Other adjustments		0.7				0.7
Cash dividends -- $0.55 per share			(151.8)			(151.8)
Balance at March 31, 2021	$90.2	$3,543.6	$1,102.1	$(893.4)	$(763.8)	$3,078.7

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended March 31, 2022 and 2021
NOTE 1 - BASIS OF PRESENTATION
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
There have been no significant changes in significant accounting policies since December 31, 2021. Accounting estimates were revised as necessary during the first three months of 2022 based on new information and changes in facts and circumstances.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2022 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted
Effective January 1, 2022, the Company adopted Accounting Standards Update (ASU) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU requires disclosures for material government assistance transactions during annual reporting periods. The disclosures include information about the nature of the transaction, the related accounting policies used to account for the government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions. The adoption of ASU 2021-10 did not affect the Company’s financial position, results of operations or cash flows as the standard only impacts annual financial statement footnote disclosures.
Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
NOTE 3 - ACQUISITIONS AND DIVESTITURES
During the first quarter of 2022, the Company made certain adjustments to the preliminary purchase accounting adjustments associated with the net assets acquired in its 2021 acquisition of Specialty Polymers, Inc. The fair value of finite-lived intangible assets increased by $61.4 million and property, plant and equipment assets acquired increased by $11.0 million, offset by a corresponding net decrease in goodwill. There was no material impact on previously reported financial results from these adjustments. The Company expects to complete the preliminary purchase price allocation for the acquisition within the allowable measurement period.
Subsequent to quarter end, the Company completed the acquisition of the European industrial coatings business of Sika AG (Sika). This business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. The acquired business will be reported within the Company’s Performance Coatings Group.
On March 31, 2021, the Company divested Wattyl, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million. The divestiture enabled the Company to focus its resources on global opportunities which better align with our long-term strategies. In connection with this transaction, the Company recognized a pre-tax loss of $111.9 million within Other general expense - net (see Note 15). The Wattyl divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

NOTE 4 - INVENTORIES
Included in Inventories were the following:

	March 31,	December 31,	March 31,
	2022	2021	2021
Finished goods	$1,729.5	$1,378.8	$1,413.0
Work in process and raw materials	599.1	548.4	434.3
Inventories	$2,328.6	$1,927.2	$1,847.3
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on the Company’s inventory valuation, see Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	March 31,	December 31,	March 31,
	2022	2021	2021
Land	$246.6	$257.7	$256.2
Buildings	1,140.6	1,157.8	1,067.3
Machinery and equipment	3,145.8	3,043.6	2,978.7
Construction in progress	245.6	205.4	154.8
Property, plant and equipment, gross	4,778.6	4,664.5	4,457.0
Less allowances for depreciation	2,871.3	2,797.2	2,676.6
Property, plant and equipment, net	$1,907.3	$1,867.3	$1,780.4
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	March 31,	December 31,	March 31,
	2022	2021	2021
Long-term debt (including current portion)	$8,853.0	$8,851.5	$8,290.9
Short-term borrowings	1,739.7	763.5	818.1
Total debt outstanding	$10,592.7	$9,615.0	$9,109.0
The Company’s long-term debt primarily consists of senior notes. For further details on the Company’s debt, including available credit facilities and related agreements, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At March 31, 2022, the Company had unused capacity under its various credit agreements of $1.814 billion. The table below summarizes the Company’s short-term borrowings:

	March 31,	December 31,	March 31,
	2022	2021	2021
Domestic commercial paper	$1,651.5	$739.9	$816.9
Foreign facilities	88.2	23.6	1.2
Total	$1,739.7	$763.5	$818.1

Weighted average interest rate:
Domestic	0.8%	0.3%	0.3%
Foreign	7.6%	9.5%	3.0%
NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Three Months Ended March 31:
Net periodic benefit cost:
Service cost	$1.3	$1.3	$1.6	$1.9	$0.3	$0.3
Interest cost	0.8	0.6	2.0	1.4	1.4	1.3
Expected return on assets	(1.9)	(1.8)	(2.6)	(2.5)
Amortization of prior service cost (credit)	0.2	0.3	(0.1)		(0.1)
Amortization of actuarial losses			0.1	0.4	1.1	1.2
Ongoing net periodic benefit cost	0.4	0.4	1.0	1.2	2.7	2.8
Divestiture of business				0.7
Net periodic benefit cost	$0.4	$0.4	$1.0	$1.9	$2.7	$2.8
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other expense (income) - net. For further details on the Company’s pension and other postretirement benefits, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
NOTE 8 - OTHER LONG-TERM LIABILITIES
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2022 and 2021, the Company had accruals reported on the balance sheet as Other long-term liabilities of $272.5 million and $293.3 million, respectively. Estimated costs of current investigation and remediation activities of $45.9 million and $68.6 million are included in Other accruals at March 31, 2022 and 2021, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $100.4 million higher than the minimum accruals at March 31, 2022. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2022. At March 31, 2022, $274.4 million, or 86.2% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $100.4 million at March 31, 2022, $77.2 million, or 76.9%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The remaining three Major Sites comprising the majority of the accrual include (1) a multi-party Superfund site that has received a record of decision from the federal EPA and is currently in the remedial design phase for one OU and for which a remedial investigation/feasibility study has been submitted for another OU, (2) a closed paint manufacturing facility that is in the operation and maintenance phase of remediation under both federal and state EPA programs, and (3) a formerly-owned site containing warehouse and office space that is in the remedial investigation phase under a state EPA program. Each of these three Major Sites are in phases of investigation and remediation that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At March 31, 2022, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
NOTE 9 - LITIGATION
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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. After nearly twenty years of litigation, the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.) reached an agreement in principle with the plaintiffs to resolve the litigation on July 17, 2019. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the defendants collectively shall pay a total of $305.0 million, with the defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the defendants. At March 31, 2022 and 2021, the Company had accruals for this agreement reported on the balance sheet of $52.7 million and $64.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $40.7 million and $52.7 million, respectively, included in Other long-term liabilities.
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
The Commonwealth Court granted the defendants’ petitions for permission to appeal in both the Montgomery County and Lehigh County actions on February 18, 2022, and stayed all proceedings in the trial courts pending the appellate court proceedings. The Company’s opening appellate briefs in both actions are due on May 18, 2022.
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
On May 20, 2021, the Company and the three other defendants filed motions for summary judgment to dismiss the claims of all plaintiffs then pending in the district court as a result of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases. On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants on all claims then pending in the district court.
On March 31, 2022, the plaintiffs filed a motion seeking to alter or amend the judgment. The Company and the other defendants opposed the motion on April 21, 2022.
On August 24, 2021, the plaintiff in Arrieona Beal v. Armstrong Containers, Inc., et al. filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The defendants answered the plaintiff’s complaint on December 17, 2021. On March 2, 2022, the plaintiff filed a motion for declaratory judgment seeking to clarify Wisconsin law following the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases. On March 25, 2022, the Company removed the case to the United States District Court for the Eastern District of Wisconsin. The plaintiff filed a motion to remand the case to the state circuit court on April 7, 2022. The Company’s response to the declaratory judgment motion was filed in federal court on April 15, 2022, and the Company’s opposition to the motion to remand is due to be filed on April 28, 2022.
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
The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The trial court entered an order on December 4, 2020, granting the insurers’ motion for summary judgment, denying the Company’s motion, and entering final judgment in favor of the insurers. The trial court sided with the Company on all of the issues presented, except one. On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. Briefing on the issues concluded, and oral argument occurred on August 25, 2021. The insurers then filed on January 13, 2022, a motion for leave to file a supplemental brief to address the Eighth Appellate District’s recent decision in Cincinnati Ins. Co. v. Discount Drug Mart, Inc. The Company filed a response to the insurers’ motion on January 19, 2022. On March 25, 2022, the Company filed a notice of additional authority, submitting a March 24, 2022 decision from the New York Appellate Division, First Judicial Department in Certain Underwriters at Lloyd’s, London, et al., v. NL Industries, Inc., et al. The insurers filed a response to the notice on April 1, 2022. On April 20, 2022, the insurers filed a notice of additional authority, submitting an April 19, 2022 decision from the California Court of Appeal, First Appellate Division in Certain Underwriters at Lloyd’s, London v. ConAgra Grocery Products Co. The Company filed a response to the notice on April 25, 2022. The parties are awaiting the appellate court’s decision.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The plaintiffs seek to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The court has scheduled a trial date of September 25, 2023.

NOTE 10 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2022		2021
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.60	$150.9	$0.55	$151.8
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of March 31, 2022, the Company had remaining authorization from its Board of Directors to purchase 47.1 million shares of its common stock. The table below summarizes share repurchases during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Treasury stock purchases (millions of dollars)	$407.1	$775.4
Treasury stock purchases (shares)	1,450,000	3,300,000
Average price per share	$280.77	$234.96
In February 2022, the Company received proceeds of $22.0 million in conjunction with the issuance of treasury shares to fund Company contributions to the domestic defined contribution plan.
Other Activity
During the three months ended March 31, 2022, 129,981 stock options were exercised at a weighted average price per share of $90.18. In addition, 355,581 restricted stock units vested during this period.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2021	$(702.1)	$(32.2)	$35.9	$(698.4)
Amounts recognized in AOCI	(43.6)			(43.6)
Amounts reclassified from AOCI		1.0	(1.0)	—
Balance at March 31, 2022	$(745.7)	$(31.2)	$34.9	$(742.0)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2020	$(671.5)	$(87.2)	$40.4	$(718.3)
Amounts recognized in AOCI	(46.3)			(46.3)
Amounts reclassified from AOCI		1.8	(1.0)	0.8
Balance at March 31, 2021	$(717.8)	$(85.4)	$39.4	$(763.8)

NOTE 12 - DERIVATIVES AND HEDGING
The Company has two U.S. Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts have a notional value of $500.0 million and $244.0 million, respectively, and mature on June 1, 2024 and June 1, 2027, respectively. During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt.
The following table summarizes the balance sheet location of the cross currency swaps. See Note 13 for additional information on the fair value of these contracts.

	March 31,	December 31,	March 31,
	2022	2021	2021
Other accruals	$—	$—	$20.0
Other long-term liabilities	25.8	36.5	35.2
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,	March 31,
	2022	2021
Unrealized gains	$10.7	$30.6
Tax effect	(2.6)	(7.5)
Unrealized gains, net of taxes	$8.1	$23.1
NOTE 13 - FAIR VALUE MEASUREMENTS
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

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$78.3	$43.4	$34.9		$80.4	$43.1	$37.3
Qualified Replacement Plan assets	32.4	32.4			98.8	98.8
	$110.7	$75.8	$34.9	$—	$179.2	$141.9	$37.3	$—

Liabilities:
Net investment hedge liability	$25.8		$25.8		$36.5		$36.5
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

The cost basis of the investment funds was $63.9 million and $63.0 million at March 31, 2022 and December 31, 2021, respectively.
The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. The investments are valued using quoted prices multiplied by the number of shares. The cost basis of the investment funds was $31.0 million and $86.9 million at March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,851.1	$8,763.0	$8,849.6	$9,777.4
Non-publicly traded debt	1.9	1.8	1.9	1.9
NOTE 14 - REVENUE
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2021	$2,352.4	$60.9	$131.2	$259.8	$9.2
Balance at March 31, 2022	2,783.6	68.3	118.0	211.1	7.4
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	2022	2021
Balance at January 1	$48.9	$53.5
Bad debt expense	12.6	6.4
Uncollectible accounts written off, net of recoveries	(3.9)	(1.1)
Balance at March 31	$57.6	$58.8

NOTE 15 - OTHER
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended March 31,
	2022	2021
Provisions for environmental matters - net	$0.6	$2.5
Loss on divestiture of business (see Note 3)	—	111.9
Loss on sale or disposition of assets	1.9	3.1
Other general expense - net	$2.5	$117.5
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended March 31,
	2022	2021
Investment losses (gains)	$6.7	$(6.5)
Net expense from banking activities	2.9	2.6
Foreign currency transaction related losses	4.1	2.5
Miscellaneous pension expense	0.9	0.9
Other income	(7.5)	(5.2)
Other expense	9.2	3.5
Other expense (income) - net	$16.3	$(2.2)
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at March 31, 2022 and 2021.
Miscellaneous pension expense consists of the non-service components of Net periodic benefit cost. See Note 7.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.

NOTE 16 - INCOME TAXES
The effective tax rate was 19.6% for the first quarter of 2022 compared to 19.5% for the first quarter of 2021. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during the first quarter of 2022 and 2021. The other significant components of the Company’s effective tax rate were consistent year over year.
At December 31, 2021, the Company had $228.5 million in unrecognized tax benefits, the recognition of which would have an effect of $218.9 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2021 was $13.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2021, the Company had accrued $26.4 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2021 during the three months ended March 31, 2022.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS audited the Company's 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest, submitted additional information for consideration, and is currently in the appeals process with the IRS. The Company continues to evaluate the adjustments and believes that it is adequately reserved for any potential exposure. As of March 31, 2022, the federal statute of limitations had not expired for the 2013 through 2021 tax years.
At March 31, 2022, the Company is subject to non-U.S. income tax examinations for the tax years of 2013 through 2021. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2021.
NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except per share data)	Three Months Ended March 31,
	2022	2021
Basic
Net income	$370.8	$409.6
Average shares outstanding	258.8	265.8
Basic net income per share	$1.43	$1.54

Diluted
Net income	$370.8	$409.6
Average shares outstanding assuming dilution:
Average shares outstanding	258.8	265.8
Stock options and other contingently issuable shares (1)	4.3	4.8
Average shares outstanding assuming dilution	263.1	270.6
Diluted net income per share	$1.41	$1.51
(1)There were 1.0 million stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2022. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2021.

NOTE 18 - REPORTABLE SEGMENT INFORMATION
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

	Three Months Ended March 31, 2022
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,644.1	$699.4	$1,654.1	$1.1	$4,998.7
Intersegment transfers	—	1,206.5	52.3	(1,258.8)	—
Total net sales and intersegment transfers	$2,644.1	$1,905.9	$1,706.4	$(1,257.7)	$4,998.7

Segment profit	$445.4	$64.9	$144.5		$654.8
Interest expense				$(88.4)	(88.4)
Administrative expenses and other				(105.3)	(105.3)
Income before income taxes	$445.4	$64.9	$144.5	$(193.7)	$461.1

	Three Months Ended March 31, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,503.1	$778.1	$1,374.3	$0.5	$4,656.0
Intersegment transfers	—	984.0	32.0	(1,016.0)	—
Total net sales and intersegment transfers	$2,503.1	$1,762.1	$1,406.3	$(1,015.5)	$4,656.0

Segment profit	$480.0	$143.7	$143.8		$767.5
Interest expense				$(83.2)	(83.2)
Administrative expenses and other				(175.3)	(175.3)
Income before income taxes	$480.0	$143.7	$143.8	$(258.5)	$509.0

In the reportable segment financial information, Segment profit was total net sales and intersegment transfers less operating costs and expenses. Domestic intersegment transfers were accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs. International intersegment transfers were accounted for at values comparable to normal unaffiliated customer sales. The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. In addition, the Administrative segment includes the $111.9 million pre-tax loss on the Wattyl divestiture recognized during the three months ended March 31, 2021. See Notes 3 and 15 for additional information on the Wattyl divestiture. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $1.078 billion and $1.037 billion for the three months ended March 31, 2022 and 2021, respectively. Long-lived assets of these subsidiaries totaled $2.796 billion and $2.820 billion at March 31, 2022 and 2021, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2022 and 2021.

For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
NOTE 19 - NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying value of the investments is recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments at March 31, 2022, December 31, 2021 and March 31, 2021.

	March 31,	December 31,	March 31,
	2022	2021	2021
Other assets	$420.2	$355.8	$212.7
Other accruals	49.7	61.8	49.3
Other long-term liabilities	357.4	289.7	139.8

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
The Company is structured into three reportable segments - The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the “Reportable Segments”) - and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 18 of Item 1 for additional information on the Company's Reportable Segments.
SUMMARY
•Consolidated net sales increased 7.4% in the quarter to $4.999 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 3.8% in the quarter
•Diluted net income per share was $1.41 per share in the quarter compared to $1.51 per share in the first quarter 2021
OUTLOOK
Our first quarter results were in line with our expectations in an environment characterized by strong demand, ongoing cost inflation, and choppy but improving raw material availability. Sales grew 7.4% against a double-digit comparison a year ago, and we delivered sequential improvement in consolidated gross margin and segment margins in all of our businesses. Our margins remained under pressure on a year over year basis, as significant pricing actions previously announced in all businesses have not yet fully caught up to offset highly elevated raw material costs.
Despite ongoing global uncertainties and operational challenges, our businesses continue to be well-positioned, and we have confidence in our long-term outlook. The Company continues to work diligently to collaborate across its businesses and with its customers and suppliers to minimize impacts on production or sales levels as a result of global supply chain disruptions while providing differentiated solutions and excellent service to our customers.
As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact to the Company worldwide, including our financial position, liquidity, results of operations and cash flows, while managing our response to the impacts and developments relating to the pandemic through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners. Please see Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding the current and potential impact of the COVID-19 pandemic on the Company.
We remain disciplined in our capital allocation approach, focused on driving value for our customers and returns to our shareholders. We will also continue to pursue business acquisitions and transactions that fit our strategy, and we expect to use any excess cash to make open market purchases of our common stock. We have a strong liquidity position, with $401.1 million in cash and $1.814 billion of unused capacity under our credit facilities at March 31, 2022. We are in compliance with bank covenants and expect to remain in compliance.
RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2022 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three months ended March 31, 2022 and 2021.

Net Sales

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
The Americas Group	$2,644.1	$2,503.1	$141.0	5.6%
Consumer Brands Group	699.4	778.1	(78.7)	(10.1)%
Performance Coatings Group	1,654.1	1,374.3	279.8	20.4%
Administrative	1.1	0.5	0.6	120.0%
Total	$4,998.7	$4,656.0	$342.7	7.4%
Consolidated net sales increased in the first quarter of 2022 primarily due to selling price increases in all segments and higher product sales volume in the Performance Coatings Group. These increases were partially offset by lower sales volume in the Consumer Brands and The Americas Groups, primarily due to challenging prior year comparisons, along with anticipated raw material availability challenges which are largely behind us. Currency translation rate changes decreased net sales by 0.7% in the first quarter. Net sales of all consolidated foreign subsidiaries increased 3.9% to $1.078 billion in the first quarter compared to $1.037 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first quarter was due primarily to higher sales volumes in most end markets and selling price increases in the Performance Coatings Group, partially offset by lower sales in the Consumer Brands Group as a result of the Wattyl divestiture and raw material availability challenges, as well as unfavorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased 8.3% to $3.921 billion in the first quarter compared to $3.619 billion in the same period last year.
Net sales in The Americas Group increased in the first quarter due primarily to selling price increases in all professional contractor end markets, partially offset by challenging prior year sales volume comparisons in residential repaint and new residential. The anticipated raw material availability challenges mostly impacted DIY volume, as we prioritized serving our professional painting contractors. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 3.8% in the first quarter compared to last year’s comparable period. Sales of non-paint products decreased 2.3% compared to last year's first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in the first quarter due primarily to the Wattyl divestiture, lower sales outside of North America, and challenging prior year comparisons, partially offset by selling price increases. Currency translation rate changes decreased the Consumer Brands Group's net sales by 0.3% in the first quarter.
Net sales in the Performance Coatings Group increased in the first quarter due to higher sales in all end markets, primarily attributable to selling price increases and sales volume growth in our Packaging and Coil businesses. Currency translation rate changes decreased the Performance Coatings Group's net sales by 1.8% in the first quarter.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

	Three Months Ended March 31,
	2022		2021
		% of Net Sales		% of Net Sales
Net sales	$4,998.7	100.0%	$4,656.0	100.0%
Cost of goods sold	2,945.8	58.9%	2,544.0	54.6%
Gross profit	2,052.9	41.1%	2,112.0	45.4%
SG&A	1,407.5	28.2%	1,325.9	28.5%
Other general expense - net	2.5	0.1%	117.5	2.5%
Amortization	78.0	1.6%	79.2	1.7%
Interest expense	88.4	1.7%	83.2	1.8%
Interest and net investment income	(0.9)	—%	(0.6)	—%
Other expense (income) - net	16.3	0.3%	(2.2)	—%
Income before income taxes	$461.1	9.2%	$509.0	10.9%

Consolidated cost of goods sold increased $401.8 million, or 15.8%, in the first quarter of 2022 compared to the same period in 2021 primarily due to higher raw material costs (including titanium dioxide and petrochemical feedstock sources), partially offset by lower sales volumes as a result of raw material availability challenges and favorable currency translation rate changes. Currency translation rate changes decreased Cost of goods sold by 0.9% in the first quarter of 2022.
Consolidated gross profit decreased $59.1 million in the first quarter of 2022 compared to the same period in 2021. Consolidated gross profit as a percent of consolidated net sales decreased in the first quarter to 41.1% compared to 45.4% during the same period in 2021. Consolidated gross profit dollars decreased primarily due to higher raw material costs in each Reportable Segment and lower sales volumes in The Americas Group and the Consumer Brands Group, partially offset by higher sales in the Performance Coatings Group. The gross margin rate decreased primarily as a result of higher raw material costs in each Reportable Segment.
The Americas Group’s gross profit in the first quarter was lower than the same period last year by $16.1 million due primarily to lower sales volume and higher raw material costs, partially offset by selling price increases. The Americas Group’s gross profit as a percent of net sales decreased in the first quarter compared to the same period in 2021 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $74.3 million in the first quarter compared to the same period last year due primarily to lower sales volume (including the impact from the Wattyl divestiture), higher raw material costs and supply chain inefficiencies. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the first quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $28.8 million in the first quarter compared to the same period last year due primarily to higher sales, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of net sales decreased in the first quarter compared to the same period last year primarily due to higher raw material costs.
Consolidated selling, general and administrative expenses (SG&A) increased $81.6 million in the first quarter versus the same period last year due primarily to increased expenses to support higher sales levels and net new store openings, partially offset by good cost control. As a percent of net sales, consolidated SG&A decreased 30 basis points in the first quarter compared to the same period last year primarily due to good cost control.
The Americas Group’s SG&A increased $22.6 million in the first quarter compared to the same period last year due primarily to increased spending from new store openings, partially offset by good cost control. The Consumer Brands Group’s SG&A increased $9.4 million in the first quarter compared to the same period last year due to higher marketing spend. The Performance Coatings Group’s SG&A increased $20.4 million in the first quarter compared to the same period last year to support higher sales levels, partially offset by good cost control and favorable currency translation rate changes. The Administrative segment’s SG&A increased $29.2 million in the first quarter compared to the same period last year due primarily to higher compensation and investments in information systems.
In the first quarter of 2022, Other general expense - net improved $115.0 million compared to the same period in 2021 primarily due to the recognition of a $111.9 million loss on the Wattyl divestiture in the Administrative segment in the first quarter of 2021. See Note 15 of Item 1 for additional information.
For information on the amortization of acquired intangible assets and related impairment considerations, see Note 5 of Item 1 and Note 5 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Three Months Ended March 31,
	2022	2021	% Change
Income Before Income Taxes:
The Americas Group	$445.4	$480.0	(7.2)%
Consumer Brands Group	64.9	143.7	(54.8)%
Performance Coatings Group	144.5	143.8	0.5%
Administrative	(193.7)	(258.5)	25.1%
Total	$461.1	$509.0	(9.4)%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	16.8%	19.2%
Consumer Brands Group	9.3%	18.5%
Performance Coatings Group	8.7%	10.5%
Administrative	nm	nm
Total	9.2%	10.9%

nm - not meaningful
Income Tax Expense
The effective tax rate was 19.6% for the first quarter of 2022 compared to 19.5% for the first quarter of 2021. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during 2022 and 2021. The other significant components of the Company's tax rate were consistent year over year. See Note 16 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the first quarter of 2022 decreased to $1.41 per share compared to $1.51 per share in the first quarter of 2021. Diluted net income per share for the first quarter of 2022 included a $0.20 per share charge for acquisition-related amortization expense. Diluted net income per share for the first quarter of 2021 included a $0.34 per share loss from the Wattyl divestiture and a $0.21 per share charge for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.01 in the first quarter.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at March 31, 2022. During the first three months of 2022, the Company generated $26.3 million in net operating cash despite ongoing and industry-wide raw material availability issues which negatively impacted total sales and gross margins, and the normal seasonal increase in working capital requirements. During the first three months of 2022, the Company’s EBITDA decreased 5.9% to $693.0 million. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents increased $235.4 million during the first three months of 2022. Cash flow from operations and increased short-term borrowings funded normal seasonal working capital increases and allowed the Company to return $558.0 million to shareholders in the form of share buybacks and cash dividends during the first three months of 2022.
At March 31, 2022, the Company had cash and cash equivalents of $401.1 million and total debt outstanding of $10.593 billion. Total debt, net of cash and cash equivalents, was $10.192 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.

Net Working Capital
Net working capital, defined as total current assets less total current liabilities, decreased $324.7 million to a deficit of $866.7 million at March 31, 2022 compared to a deficit of $542.0 million at March 31, 2021. The net working capital decrease is due to an increase in current liabilities, partially offset by an increase in current assets.
Current asset balances increased $976.8 million at March 31, 2022 compared to March 31, 2021 primarily due to cash and cash equivalents increase of $86.4 million, accounts receivable increase of $369.5 million due to higher sales, inventories increase of $481.3 million due to higher raw material costs, and other current assets increase of $39.6 million primarily related to refundable income taxes and other miscellaneous receivables.
Current liability balances increased $1.302 billion at March 31, 2022 compared to March 31, 2021 primarily due to an increase in current debt as short-term borrowings increased $921.6 million, partially offset by a $167.8 million decrease in the current portion of long-term debt. Excluding short-term borrowings and the current portion of long-term debt, current liabilities increased $547.7 million primarily due to the timing of payments related to accounts payable and accruals, including compensation. At March 31, 2022, the Company’s current ratio was 0.88 compared to 0.88 and 0.90 at December 31, 2021 and March 31, 2021, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $40.0 million in the first three months of 2022 and increased $126.9 million in the twelve months since March 31, 2021. The increase in the first three months was primarily due to capital expenditures of $106.3 million and incremental assets recognized through acquisitions of $11.5 million, partially offset by depreciation expense of $65.5 million and the sale or disposition of fixed assets of $13.6 million. Since March 31, 2021, the increase was primarily due to capital expenditures of $414.0 million and incremental assets recognized through acquisition of $39.2 million, partially offset by depreciation expense of $263.2 million, unfavorable changes in foreign currency translation of $41.9 million and sale or disposition of fixed assets of $21.2 million.
Capital expenditures primarily represented expenditures in The Americas Group associated with the opening of new paint stores and renovation and improvements in existing stores, and expenditures associated with operational efficiencies, capacity, health and safety at sites currently in operation in the Consumer Brands and Performance Coatings Groups. The Administrative segment incurred capital expenditures primarily related to construction activities associated with expenditures related to the construction of our new headquarters and R&D center.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $73.3 million from December 31, 2021 and decreased $158.5 million from March 31, 2021. The net decrease during the first three months of 2022 was primarily due to amortization of $78.0 million and foreign currency translation of $1.3 million, partially offset by incremental intangible assets recognized through acquisitions of $6.0 million. The net decrease over the twelve month period from March 31, 2021 was primarily due to amortization of $308.3 million and foreign currency translation of $21.2 million, partially offset by incremental goodwill and intangible assets recognized from acquisitions of $171.0 million.
See Note 3 in Item 1 for additional information on the Company’s recognition of incremental goodwill and intangible assets in the current year in connection with recent acquisitions. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Other Assets
Other assets increased $47.0 million from December 31, 2021 and increased $241.1 million from March 31, 2021. The increase in the first quarter was primarily due to an increase in other investments partially offset by the sale of investments to fund the Company’s domestic defined contribution plan. The increase from March 31, 2021 was primarily due to an increase in other investments (including an increase in deferred pension assets) and deferred tax assets, partially offset by a decrease in deposits. See Notes 13 and 19 in Item 1 for additional information on the Company’s investments.

Debt (including Short-term borrowings)

	March 31,	December 31,	March 31,
	2022	2021	2021
Long-term debt (including current portion)	$8,853.0	$8,851.5	$8,290.9
Short-term borrowings	1,739.7	763.5	818.1
Total debt outstanding	$10,592.7	$9,615.0	$9,109.0
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company had unused capacity under its various credit agreements of $1.814 billion at March 31, 2022. See Note 6 in Item 1 of this report for additional information.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2021 and March 31, 2021. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes decreased $8.0 million from December 31, 2021, and decreased $37.6 million from March 31, 2021, primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2022. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2022. See Note 8 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
Subsequent to quarter end, the Company completed the acquisition of the European industrial coatings business of Sika AG (Sika). This business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. The acquired business will be reported within the Company’s Performance Coatings Group.
Except for the closing of the Sika acquisition and the incremental short-term borrowings discussed above, there have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first three months of 2022 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Litigation
See Note 9 in Item 1 for information concerning litigation.

Shareholders’ Equity

	March 31,	December 31,	March 31,
	2022	2021	2021
Total shareholders’ equity	$2,234.3	$2,437.2	$3,078.7
Shareholders’ equity decreased $202.9 million during the first three months of 2022 as a result of $429.0 million of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $150.9 million and a decrease in Accumulated other comprehensive loss of $43.6 million, partially offset by net income of $370.8 million and an increase in Other capital of $49.7 million primarily associated with stock-based compensation expense and stock option exercises.
Shareholders’ equity decreased $844.4 million since March 31, 2021 as a result of $2.406 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $586.2 million, partially offset by net income of $1.826 billion and an increase in Other capital of $299.1 million primarily associated with stock-based compensation expense and stock option exercises.
During the first three months of 2022, the Company purchased 1.45 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2022 to purchase 47.1 million shares of its common stock.
In February 2022, the Company's Board of Directors increased the quarterly cash dividend from $.55 per share to $.60 per share. If approved in all subsequent quarters, this quarterly dividend will result in an annual dividend for 2022 of $2.40 per share or a 34% payout of 2021 diluted net income per share.
Cash Flow
Net operating cash for the three months ended March 31, 2022 was a cash source of $26.3 million compared to a cash source of $195.7 million for the same period in 2021. The decrease in net operating cash was primarily due to the change in net income, including the effect of the loss on the Wattyl divestiture in the prior year comparable period.
Net investing cash usage increased $189.2 million in the first three months of 2022 to a usage of $195.6 million compared to a usage of $6.4 million for the same period in 2021 primarily due to an increase in capital expenditures and other investments, as well as the proceeds received from the Wattyl divestiture in the prior year.
Net financing cash source increased $510.5 million in the first three months of 2022 to a source of $415.7 million from a usage of $94.8 million for the same period in 2021 primarily due to lower treasury stock purchases and incremental cash provided by short-term borrowings.
In the twelve month period from April 1, 2021 through March 31, 2022, the Company generated net operating cash of $2.075 billion, used $665.6 million in investing activities and used $1.324 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At March 31,

2022, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company’s debt and related covenant.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes and interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that excludes the loss on the divestiture of Wattyl in 2021. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company's EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to Net income or Net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of Net income and Net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Condensed Statements of Consolidated Cash Flows in Item 1.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended March 31,
	2022	2021
Net income	$370.8	$409.6
Interest expense	88.4	83.2
Income taxes	90.3	99.4
Depreciation	65.5	65.4
Amortization	78.0	79.2
EBITDA	$693.0	$736.8
Loss on divestiture	—	111.9
Adjusted EBITDA	$693.0	$848.7
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
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended December 31, 2021.

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
•changes in general domestic and international economic conditions, including due to higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations;
•changes in raw material and energy supplies and pricing;
•changes in our relationships with customers and suppliers;
•disruptions in the supply chain, including those caused by industry capacity constraints, labor shortages, raw material availability, and logistics delays and constraints;
•cybersecurity incidents and other disruptions to our information technology systems and operations;
•our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;
•competitive factors, including pricing pressures and product innovation and quality;
•our ability to attain cost savings from productivity initiatives;
•risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets, including general economic conditions, political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict (including the ongoing conflict between Russia and Ukraine), war and other economic and political factors;
•the achievement of growth in foreign markets, such as Asia, Europe and South America;
•increasingly stringent domestic and foreign governmental regulations, including those affecting health, safety and the environment;
•inherent uncertainties involved in assessing our potential liability for environmental-related activities;
•other changes in governmental policies, laws and regulations, including changes in tariff policies, as well as changes in accounting policies and standards and taxation requirements (such as new or revised tax laws or interpretations);
•the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto;
•adverse weather conditions or natural disasters, including due to the impacts of climate change; and
•public health crises, including the duration, severity and scope of the COVID-19 pandemic and the actions implemented by international, federal, state and local public health and governmental authorities to contain and combat COVID-19, which may exacerbate one or more of the aforementioned and/or other risks, uncertainties and factors more fully described in the Company’s reports filed with the Securities and Exchange Commission.
Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2022, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s first quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)	550,000	$297.66	550,000	48,025,000
Employee transactions (2)	—	$—		N/A

February 1 - February 28
Share repurchase program (1)	625,000	$277.51	625,000	47,400,000
Employee transactions (2)	124,481	$272.67		N/A
Shares sold (3)	(75,000)	$293.73		N/A

March 1 - March 31
Share repurchase program (1)	275,000	$254.39	275,000	47,125,000
Employee transactions (2)	—	$—		N/A

Quarter Total
Share repurchase program (1)	1,450,000	$280.77	1,450,000	47,125,000
Employee transactions (2)	124,481	$272.67		N/A
Shares sold (3)	(75,000)	$293.73		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.
(3)In 2019, 900,000 shares were transferred from the Company’s terminated domestic defined benefit pension plan surplus assets to a suspense account held within a trust for the qualified replacement plan. In accordance with US GAAP (ASC Topic 715), the transferred shares were treated as treasury stock. In the three months ended March 31, 2022, the remaining 75,000 shares were sold.

Item 5. Other Information.
During the three months ended March 31, 2022, the Audit Committee of the Board of Directors of the Company approved permitted non-audit services to be performed by Ernst & Young LLP, the Company’s independent registered public accounting firm. These non-audit services were approved within categories related to global tax advisory, tax compliance and other advisory services.

Item 6. Exhibits.

10(a)
Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 26, 2022	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Corporate Controller

April 26, 2022	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer