Form 10-Q
period 2022-06-30
SHERWIN WILLIAMS CO
filed 2022-07-27
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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

Common Stock, $0.33-1/3 Par Value – 259,183,053 shares as of June 30, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$5,872.3	$5,379.8	$10,871.0	$10,035.8
Cost of goods sold	3,423.3	2,968.4	6,369.1	5,512.4
Gross profit	2,449.0	2,411.4	4,501.9	4,523.4
Percent to net sales	41.7%	44.8%	41.4%	45.1%
Selling, general and administrative expenses	1,519.1	1,437.8	2,926.6	2,763.7
Percent to net sales	25.9%	26.7%	26.9%	27.5%
Other general expense (income) - net	4.4	(5.2)	6.9	112.3
Amortization	78.5	77.8	156.5	157.0
Interest expense	92.9	83.5	181.3	166.7
Interest income	(1.3)	(0.6)	(2.2)	(1.2)
Other expense (income) - net	15.5	(1.1)	31.8	(3.3)
Income before income taxes	739.9	819.2	1,201.0	1,328.2
Income taxes	162.0	170.6	252.3	270.0
Net income	$577.9	$648.6	$948.7	$1,058.2

Net income per common share:
Basic	$2.24	$2.47	$3.67	$4.00
Diluted	$2.21	$2.42	$3.61	$3.93

Weighted average shares outstanding:
Basic	258.1	262.8	258.5	264.3
Diluted	261.8	267.8	262.5	269.0

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$577.9	$648.6	$948.7	$1,058.2

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments (1)	(173.1)	62.6	(216.7)	16.3

Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	1.5	1.4	2.5	3.2

Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(1.0)	(1.4)	(2.0)	(2.4)

Other comprehensive (loss) income	(172.6)	62.6	(216.2)	17.1

Comprehensive income	$405.3	$711.2	$732.5	$1,075.3
(1)    The three months ended June 30, 2022 and 2021 include unrealized gains (losses), net of taxes, of $30.8 million and $(6.0) million, respectively, related to net investment hedges. The six months ended June 30, 2022 and 2021 include unrealized gains, net of taxes, of $38.9 million and $17.1 million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $(0.6) million and $(0.3) million in the three months ended June 30, 2022 and 2021, respectively. Net of taxes of $(0.8) million and $(1.1) million in the six months ended June 30, 2022 and 2021, respectively.
(3)    Net of taxes of $0.4 million and $0.1 million in the three months ended June 30, 2022 and 2021, respectively. Net of taxes of $0.7 million and $0.4 million in the six months ended June 30, 2022 and 2021, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$312.6	$165.7	$219.6
Accounts receivable, net	2,982.5	2,352.4	2,590.6
Inventories	2,411.6	1,927.2	1,804.1
Other current assets	552.8	608.4	571.4
Total current assets	6,259.5	5,053.7	5,185.7
Property, plant and equipment, net	1,961.9	1,867.3	1,806.3
Goodwill	7,106.1	7,134.6	7,017.5
Intangible assets	3,955.1	4,001.5	4,165.8
Operating lease right-of-use assets	1,842.4	1,820.6	1,764.2
Other assets	927.8	789.0	580.1
Total assets	$22,052.8	$20,666.7	$20,519.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$2,012.0	$763.5	$762.1
Accounts payable	2,992.9	2,403.0	2,502.8
Compensation and taxes withheld	587.6	716.6	593.1
Accrued taxes	185.6	160.3	228.8
Current portion of long-term debt	0.6	260.6	687.1
Current portion of operating lease liabilities	418.1	409.7	393.0
Other accruals	1,001.4	1,005.8	1,023.5
Total current liabilities	7,198.2	5,719.5	6,190.4
Long-term debt	8,593.6	8,590.9	7,603.8
Postretirement benefits other than pensions	257.5	259.4	273.1
Deferred income taxes	754.0	768.2	803.4
Long-term operating lease liabilities	1,483.1	1,470.7	1,429.5
Other long-term liabilities	1,541.8	1,420.8	1,379.0
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
259.2 million, 261.1 million and 263.3 million shares outstanding
at June 30, 2022, December 31, 2021 and June 30, 2021, respectively	91.0	90.8	90.6
Other capital	3,880.3	3,793.0	3,608.1
Retained earnings	2,763.3	2,121.7	1,604.8
Treasury stock, at cost	(3,595.4)	(2,869.9)	(1,761.9)
Accumulated other comprehensive loss	(914.6)	(698.4)	(701.2)
Total shareholders' equity	2,224.6	2,437.2	2,840.4
Total liabilities and shareholders’ equity	$22,052.8	$20,666.7	$20,519.6

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Six Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES
Net income	$948.7	$1,058.2
Adjustments to reconcile net income to net operating cash:
Depreciation	130.3	136.4
Non-cash lease expense	208.4	194.5
Amortization of intangible assets	156.5	157.0
Loss on divestiture of business	—	111.9
Amortization of credit facility and debt issuance costs	3.3	3.2
Stock-based compensation expense	53.7	39.0
Provisions for environmental-related matters	4.7	5.0
Defined benefit pension plans net cost	2.8	3.9
Deferred income taxes	(24.2)	(19.2)
Other	32.8	26.4
Change in working capital accounts - net	(668.1)	(338.1)
Change in operating lease liabilities	(209.4)	(196.7)
Costs incurred for environmental-related matters	(12.0)	(21.3)
Other	12.2	41.1
Net operating cash	639.7	1,201.3

INVESTING ACTIVITIES
Capital expenditures	(235.8)	(151.4)
Acquisitions of businesses, net of cash acquired	(211.8)	(25.3)
Proceeds from divestiture of business	—	116.2
Proceeds from sale of assets	14.9	13.1
Other	(41.2)	(25.1)
Net investing cash	(473.9)	(72.5)

FINANCING ACTIVITIES
Net increase in short-term borrowings	1,248.5	761.9
Payments of long-term debt	(260.2)	—
Payments for credit facility and debt issuance costs	—	(1.7)
Payments of cash dividends	(307.1)	(297.7)
Proceeds from stock options exercised	26.3	68.2
Treasury stock purchased	(703.5)	(1,645.5)
Proceeds from treasury stock issued	22.0	11.7
Other	(34.0)	(22.2)
Net financing cash	(8.0)	(1,125.3)

Effect of exchange rate changes on cash	(10.9)	(10.5)
Net increase (decrease) in cash and cash equivalents	146.9	(7.0)
Cash and cash equivalents at beginning of year	165.7	226.6
Cash and cash equivalents at end of period	$312.6	$219.6

Income taxes paid	$177.2	$219.5
Interest paid	177.9	166.6

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
Net income			370.8			370.8
Other comprehensive loss					(43.6)	(43.6)
Treasury stock purchased				(407.1)		(407.1)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.2	38.3		(32.9)		5.6
Other adjustments		0.4	(0.1)			0.3
Cash dividends -- $0.60 per share			(150.9)			(150.9)
Balance at March 31, 2022	$91.0	$3,842.7	$2,341.5	$(3,298.9)	$(742.0)	$2,234.3
Net income			577.9			577.9
Other comprehensive loss					(172.6)	(172.6)
Treasury stock purchased				(296.4)		(296.4)
Stock-based compensation activity		41.5				41.5
Other adjustments		(3.9)	0.1	(0.1)		(3.9)
Cash dividends -- $0.60 per share			(156.2)			(156.2)
Balance at June 30, 2022	$91.0	$3,880.3	$2,763.3	$(3,595.4)	$(914.6)	$2,224.6

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
Net income			409.6			409.6
Other comprehensive loss					(45.5)	(45.5)
Treasury stock purchased				(775.4)		(775.4)
Stock-based compensation activity	0.3	51.5		(21.5)		30.3
Other adjustments		0.7				0.7
Cash dividends -- $0.55 per share			(151.8)			(151.8)
Balance at March 31, 2021	$90.2	$3,543.6	$1,102.1	$(893.4)	$(763.8)	$3,078.7
Net income			648.6			648.6
Other comprehensive income					62.6	62.6
Treasury stock purchased				(870.1)		(870.1)
Treasury stock issued		9.3		2.4		11.7
Stock-based compensation activity	0.4	54.6		(0.8)		54.2
Other adjustments		0.6				0.6
Cash dividends -- $0.55 per share			(145.9)			(145.9)
Balance at June 30, 2021	$90.6	$3,608.1	$1,604.8	$(1,761.9)	$(701.2)	$2,840.4

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended June 30, 2022 and 2021
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
There have been no significant changes in significant accounting policies since December 31, 2021. Accounting estimates were revised as necessary during the first six months of 2022 based on new information and changes in facts and circumstances.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2022 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
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
Acquisitions
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
During the second quarter of 2022, the Company completed the acquisition of the European industrial coatings business of Sika AG (Sika) for $211.4 million. This business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. The acquired business will be reported within the Company’s Performance Coatings Group. The Company expects to complete the preliminary purchase price allocation for the acquisition within the allowable measurement period. The results of operations of this acquisition have been included in the financial statements since the acquisition date. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
In July 2022, the Company completed the acquisition of a domestic floor coatings company and a European coatings company for an aggregate purchase price of approximately $425 million. The acquired businesses will be reported within the Company’s Performance Coatings Group.
Divestiture
On March 31, 2021, the Company divested Wattyl, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million. The divestiture enabled the Company to focus its resources on global opportunities which better align with our long-term strategies. In connection with this transaction, the Company recognized a pre-tax loss of $111.9 million within Other general expense (income) - net (see Note 15). The Wattyl divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	June 30,	December 31,	June 30,
	2022	2021	2021
Finished goods	$1,812.1	$1,378.8	$1,282.8
Work in process and raw materials	599.5	548.4	521.3
Inventories	$2,411.6	$1,927.2	$1,804.1
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
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	June 30,	December 31,	June 30,
	2022	2021	2021
Land	$255.3	$257.7	$258.9
Buildings	1,137.2	1,157.8	1,078.5
Machinery and equipment	3,124.8	3,043.6	3,006.4
Construction in progress	330.5	205.4	189.3
Property, plant and equipment, gross	4,847.8	4,664.5	4,533.1
Less allowances for depreciation	2,885.9	2,797.2	2,726.8
Property, plant and equipment, net	$1,961.9	$1,867.3	$1,806.3
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.

NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	June 30,	December 31,	June 30,
	2022	2021	2021
Long-term debt (including current portion)	$8,594.2	$8,851.5	$8,290.9
Short-term borrowings	2,012.0	763.5	762.1
Total debt outstanding	$10,606.2	$9,615.0	$9,053.0
The Company’s long-term debt primarily consists of senior notes. For further details on the Company’s debt, including available credit facilities and related agreements, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, revolving credit facility and letters of credit. At June 30, 2022, the Company had unused capacity under its various credit agreements of $1.506 billion. The table below summarizes the Company’s short-term borrowings:

	June 30,	December 31,	June 30,
	2022	2021	2021
Short-term borrowings:
Domestic commercial paper	$1,708.8	$739.9	$758.9
Revolving credit facility	250.0	—	—
Foreign facilities	53.2	23.6	3.2
Total	$2,012.0	$763.5	$762.1

Weighted average interest rate:
Domestic commercial paper	1.7%	0.3%	0.2%
Revolving credit facility	2.6%	—%	—%
Foreign facilities	6.5%	9.5%	4.0%
On May 23, 2022, the Company amended its credit agreement entered into on May 9, 2016 and subsequently amended on multiple dates to extend the maturity of $150.0 million of the commitments available for borrowing or letters of credit from June 20, 2022 to June 20, 2027.

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Three Months Ended June 30:
Net periodic benefit cost:
Service cost	$1.2	$1.2	$1.7	$1.8	$0.3	$0.4
Interest cost	0.8	0.8	0.9	1.4	1.6	1.3
Expected return on assets	(1.9)	(1.8)	(2.5)	(2.3)
Amortization of prior service cost (credit)	0.3	0.2			(0.1)	0.1
Amortization of actuarial losses			0.9	0.3	1.0	1.1
Net periodic benefit cost	$0.4	$0.4	$1.0	$1.2	$2.8	$2.9

Six Months Ended June 30:
Net periodic benefit cost:
Service cost	$2.5	$2.5	$3.3	$3.7	$0.6	$0.7
Interest cost	1.6	1.4	2.9	2.8	3.0	2.6
Expected return on assets	(3.8)	(3.6)	(5.1)	(4.8)
Amortization of prior service cost	0.5	0.5	(0.1)		(0.2)	0.1
Amortization of actuarial losses			1.0	0.7	2.1	2.3
Ongoing net periodic benefit cost	0.8	0.8	2.0	2.4	5.5	5.7
Divestiture of business				0.7
Net periodic benefit cost	$0.8	$0.8	$2.0	$3.1	$5.5	$5.7
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2022 and 2021, the Company had accruals reported on the balance sheet as Other long-term liabilities of $269.2 million and $283.8 million, respectively. Estimated costs of current investigation and remediation activities of $45.9 million and $68.6 million are included in Other accruals at June 30, 2022 and 2021, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $94.5 million higher than the minimum accruals at June 30, 2022. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2022. At June 30, 2022, $269.8 million, or 85.6% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $94.5 million at June 30, 2022, $71.0 million, or 75.1%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At June 30, 2022, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. After nearly twenty years of litigation, the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.) reached an agreement in principle with the plaintiffs to resolve the litigation on July 17, 2019. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the defendants collectively shall pay a total of $305.0 million, with the defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the defendants. At June 30, 2022 and 2021, the Company had accruals for this agreement reported on the balance sheet of $52.7 million and $64.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $40.7 million and $52.7 million, respectively, included in Other long-term liabilities.
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
The Commonwealth Court granted the defendants’ petitions for permission to appeal in both the Montgomery County and Lehigh County actions on February 18, 2022, and stayed all proceedings in the trial courts pending the appellate court proceedings. The Company filed its opening appellate briefs in both actions on May 18, 2022. Montgomery County and Lehigh County filed their appellate briefs on July 21, 2022.
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
On March 31, 2022, the plaintiffs filed a motion seeking to alter or amend the judgment. The Company and the other defendants opposed the motion on April 21, 2022. The plaintiffs filed a reply in support of the motion on May 6, 2022.
On August 24, 2021, the plaintiff in Arrieona Beal v. Armstrong Containers, Inc., et al. filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The defendants answered the plaintiff’s complaint on December 17, 2021. On March 2, 2022, the plaintiff filed a motion for declaratory judgment seeking to clarify Wisconsin law following the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases, to which the Company responded on April 15, 2022. Prior to filing its response to the declaratory judgment motion, the Company removed the case to the United States District Court for the Eastern District of Wisconsin on March 25, 2022. The plaintiff filed a motion to remand the case to the state circuit court on April 7, 2022, the Company opposed the motion to remand on May 6, 2022, and the plaintiff filed a reply in support of the motion on May 12, 2022. On May 10, 2022, the plaintiff filed a motion for sanctions related to the Company’s removal of the case to federal court, to which the Company responded on May 27, 2022.
On May 10, 2022, select plaintiffs in the Wisconsin federal court cases filed a petition to take jurisdiction of the original action with the Supreme Court of Wisconsin. The petition requests the Supreme Court to provide guidance on certain legal questions involved in the plaintiffs’ pending federal court cases (the same questions presented in Beal’s declaratory judgment motion pending in the Eastern District of Wisconsin). On June 22, 2022, the Wisconsin Supreme Court ordered the defendants to file a response addressing whether the Supreme Court should take original jurisdiction. The Company and other defendants filed their response on July 20, 2022.
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
On October 8, 2021, the circuit court entered an order granting the defendants’ motion for decertification of the class, denying the petition to intervene by the Illinois Department of Healthcare and Family Services, and noting that an entry of final judgment in the defendants’ favor was now appropriate. On October 19, 2021, the circuit court entered final judgment in favor of the defendants. The Illinois Department of Healthcare and Family Services appealed to the Appellate Court of Illinois, First District and filed its opening brief on May 25, 2022. The Company filed a response to the opening brief on July 13, 2022.
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

NOTE 10 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2022		2021
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.60	$150.9	$0.55	$151.8
Second Quarter	0.60	156.2	0.55	145.9
Total	$1.20	$307.1	$1.10	$297.7
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of June 30, 2022, the Company had remaining authorization from its Board of Directors to purchase 46.0 million shares of its common stock. The table below summarizes share repurchases during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Treasury stock purchases (millions of dollars)	$296.4	$870.1	$703.5	$1,645.5
Treasury stock purchases (shares)	1,100,000	3,100,000	2,550,000	6,400,000
Average price per share	$269.46	$280.70	$275.89	$257.12
In February 2022, the Company received proceeds of $22.0 million in conjunction with the issuance of treasury shares to fund Company contributions to the domestic defined contribution plan. In April 2021, the Company received proceeds of $11.7 million in conjunction with the issuance of shares to fund obligations related to a non-qualified benefit plan.
Other Activity
During the six months ended June 30, 2022, 280,974 stock options were exercised at a weighted average price per share of $93.63. In addition, 356,551 restricted stock units vested during this period.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2021	$(702.1)	$(32.2)	$35.9	$(698.4)
Amounts recognized in AOCI	(216.7)			(216.7)
Amounts reclassified from AOCI		2.5	(2.0)	0.5
Balance at June 30, 2022	$(918.8)	$(29.7)	$33.9	$(914.6)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2020	$(671.5)	$(87.2)	$40.4	$(718.3)
Amounts recognized in AOCI	16.3			16.3
Amounts reclassified from AOCI		3.2	(2.4)	0.8
Balance at June 30, 2021	$(655.2)	$(84.0)	$38.0	$(701.2)

NOTE 12 - DERIVATIVES AND HEDGING
The Company has two U.S. Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. At December 31, 2021, the contracts had a notional value of $500.0 million and $244.0 million, respectively, and maturity dates of June 1, 2024 and June 1, 2027, respectively. In April 2022, the Company settled a portion of the $244.0 million contract, which reduced the outstanding notional value to $162.7 million. An immaterial loss was recognized in AOCI at the time of settlement.
The following table summarizes the balance sheet location of the cross currency swaps. See Note 13 for additional information on the fair value of these contracts.

	June 30,	December 31,	June 30,
	2022	2021	2021
Other assets	$15.4	$—	$—
Other accruals	—	—	22.8
Other long-term liabilities	—	36.5	40.4
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses) for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Unrealized gains (losses)	$40.8	$(8.0)	$51.5	$22.6
Tax effect	(10.0)	2.0	(12.6)	(5.5)
Unrealized gains (losses), net of taxes	$30.8	$(6.0)	$38.9	$17.1

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

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$72.0	$41.8	$30.2		$80.4	$43.1	$37.3
Qualified Replacement Plan assets	29.6	29.6			98.8	98.8
Net investment hedge asset	15.4		15.4
	$117.0	$71.4	$45.6	$—	$179.2	$141.9	$37.3	$—

Liabilities:
Net investment hedge liability	$—				$36.5		$36.5
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $65.2 million and $63.0 million at June 30, 2022 and December 31, 2021, respectively.
The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. The investments are valued using quoted prices multiplied by the number of shares. The cost basis of the investment funds was $31.2 million and $86.9 million at June 30, 2022 and December 31, 2021, respectively.
The net investment hedge asset and liability represent the fair value of the cross currency swaps (see Note 12). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,592.5	$7,639.8	$8,849.6	$9,777.4
Non-publicly traded debt	1.7	1.6	1.9	1.9

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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2021	$2,352.4	$60.9	$131.2	$259.8	$9.2
Balance at June 30, 2022	2,982.5	65.1	110.4	252.7	7.2
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	2022	2021
Balance at January 1	$48.9	$53.5
Bad debt expense	36.5	18.0
Uncollectible accounts written off, net of recoveries	(13.6)	(4.9)
Balance at June 30	$71.8	$66.6
NOTE 15 - OTHER
Other general expense (income) - net
Included in Other general expense (income) - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provisions for environmental matters - net	$4.1	$2.5	$4.7	$5.0
Loss on divestiture of business (see Note 3)	—	—	—	111.9
Loss (gain) on sale or disposition of assets	0.3	(7.7)	2.2	(4.6)
Other general expense (income) - net	$4.4	$(5.2)	$6.9	$112.3
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
The loss (gain) on sale or disposition of assets represents net realized losses (gains) associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.

Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment losses (gains)	$8.2	$(11.8)	$14.9	$(18.3)
Net expense from banking activities	3.0	2.5	5.9	5.1
Foreign currency transaction related losses	6.2	9.1	10.3	11.6
Miscellaneous pension expense	1.0	1.1	1.9	2.0
Other income	(10.4)	(7.3)	(17.9)	(12.5)
Other expense	7.5	5.3	16.7	8.8
Other expense (income) - net	$15.5	$(1.1)	$31.8	$(3.3)
Investment losses (gains) primarily relate to the change in market value of the investments held in the deferred compensation plan and Qualified Replacement Plan. See Note 13 for additional information on the fair value of these investments.
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at June 30, 2022 and 2021.
Miscellaneous pension expense consists of the non-service components of Net periodic benefit cost. See Note 7.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.

NOTE 16 - INCOME TAXES
The effective tax rate was 21.9% and 21.0% for the second quarter and first six months of 2022, respectively, compared to 20.8% and 20.3% for the second quarter and first six months of 2021, respectively. The effective tax rate was less favorably impacted by tax benefits related to employee share based payments in the second quarter and first six months of 2022 than in the same periods last year. The other significant components of the Company’s effective tax rate were consistent year over year.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2021 during the six months ended June 30, 2022.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS audited the Company's 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest, submitted additional information for consideration, and is currently in the appeals process with the IRS. The Company continues to evaluate the adjustments and believes that it is adequately reserved for any potential exposure. As of June 30, 2022, the federal statute of limitations had not expired for the 2013 through 2021 tax years.
At June 30, 2022, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2021. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2021.
NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic
Net income	$577.9	$648.6	$948.7	$1,058.2
Average shares outstanding	258.1	262.8	258.5	264.3
Basic net income per share	$2.24	$2.47	$3.67	$4.00

Diluted
Net income	$577.9	$648.6	$948.7	$1,058.2
Average shares outstanding assuming dilution:
Average shares outstanding	258.1	262.8	258.5	264.3
Stock options and other contingently issuable shares (1)	3.7	5.0	4.0	4.7
Average shares outstanding assuming dilution	261.8	267.8	262.5	269.0
Diluted net income per share	$2.21	$2.42	$3.61	$3.93
(1)There were 1.0 million stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2022. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2021.

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

	Three Months Ended June 30, 2022
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,343.1	$737.9	$1,790.3	$1.0	$5,872.3
Intersegment transfers	—	1,498.6	53.3	(1,551.9)	—
Total net sales and intersegment transfers	$3,343.1	$2,236.5	$1,843.6	$(1,550.9)	$5,872.3

Segment profit	$700.4	$63.5	$196.8		$960.7
Interest expense				$(92.9)	(92.9)
Administrative expenses and other				(127.9)	(127.9)
Income before income taxes	$700.4	$63.5	$196.8	$(220.8)	$739.9

	Three Months Ended June 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,093.4	$731.5	$1,554.5	$0.4	$5,379.8
Intersegment transfers	—	1,099.6	37.9	(1,137.5)	—
Total net sales and intersegment transfers	$3,093.4	$1,831.1	$1,592.4	$(1,137.1)	$5,379.8

Segment profit	$727.3	$122.8	$144.8		$994.9
Interest expense				$(83.5)	(83.5)
Administrative expenses and other				(92.2)	(92.2)
Income before income taxes	$727.3	$122.8	$144.8	$(175.7)	$819.2

	Six Months Ended June 30, 2022
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,987.2	$1,437.3	$3,444.4	$2.1	$10,871.0
Intersegment transfers	—	2,705.1	105.6	(2,810.7)	—
Total net sales and intersegment transfers	$5,987.2	$4,142.4	$3,550.0	$(2,808.6)	$10,871.0

Segment profit	$1,145.8	$128.4	$341.3		$1,615.5
Interest expense				$(181.3)	(181.3)
Administrative expenses and other				(233.2)	(233.2)
Income before income taxes	$1,145.8	$128.4	$341.3	$(414.5)	$1,201.0

	Six Months Ended June 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,596.5	$1,509.6	$2,928.8	$0.9	$10,035.8
Intersegment transfers	—	2,083.6	69.9	(2,153.5)	—
Total net sales and intersegment transfers	$5,596.5	$3,593.2	$2,998.7	$(2,152.6)	$10,035.8

Segment profit	$1,207.3	$266.5	$288.6		$1,762.4
Interest expense				$(166.7)	(166.7)
Administrative expenses and other				(267.5)	(267.5)
Income before income taxes	$1,207.3	$266.5	$288.6	$(434.2)	$1,328.2

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
Net external sales of all consolidated foreign subsidiaries were $1.121 billion and $1.102 billion for the three months ended June 30, 2022 and 2021, respectively. Net external sales of all consolidated foreign subsidiaries were $2.198 billion and $2.139 billion for the six months ended June 30, 2022 and 2021, respectively. Long-lived assets of these subsidiaries totaled $2.833 billion and $2.844 billion at June 30, 2022 and 2021, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2022 and 2021.
For further details on the Company's Reportable Segments, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 19 - NON-TRADED INVESTMENTS
The Company has invested in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. The carrying value of the investments is recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments:

	June 30,	December 31,	June 30,
	2022	2021	2021
Other assets	$528.1	$355.8	$186.2
Other accruals	48.4	61.8	42.9
Other long-term liabilities	470.4	289.7	141.5

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
SUMMARY
•Consolidated net sales increased 9.2% in the quarter to $5.872 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 6.4% in the quarter
•Diluted net income per share was $2.21 per share in the quarter compared to $2.42 per share in the second quarter 2021
OUTLOOK
Demand remained strong during the second quarter in The Americas Group and the Performance Coatings Group, as both groups delivered sales within our guidance. The Americas Group saw continued strength across all professional architectural markets, with momentum that increased as the quarter progressed, and which has further improved into July. The Performance Coatings Group’s strength in North America was partially offset by COVID-related lockdowns in China and macro-economic uncertainty in Europe. Sales in our Consumer Brands Group did not improve as expected, as unfavorable trends persisted in primarily softer DIY demand in North America where consumers have been impacted by inflation, a challenging economic environment in Europe, and COVID-related lockdowns in China.
Consolidated gross margin improved sequentially but at a slower pace than anticipated. Segment profit improved sequentially in The Americas Group as well as in the Performance Coatings Group, where margin also improved on a year over year basis. At the same time, we experienced weaker than expected earnings results in the quarter, which were primarily related to the lower than expected sales in the Consumer Brands Group, supply chain inefficiencies incurred in serving our customers, no meaningful improvement in raw material costs, further inflationary pressures related to labor and transportation, and higher interest and other expense.
Despite the lower than expected earnings, we continue to execute our disciplined capital allocation approach, focused on driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions, and investments that fit our growth strategy, and we expect to use any excess cash to make open market purchases of our common stock. We have a strong liquidity position, with $312.6 million in cash and $1.506 billion of unused capacity under our credit facilities at June 30, 2022. We are in compliance with bank covenants and expect to remain in compliance.
RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2022 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

Net Sales

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
The Americas Group	$3,343.1	$3,093.4	$249.7	8.1%	$5,987.2	$5,596.5	$390.7	7.0%
Consumer Brands Group	737.9	731.5	6.4	0.9%	1,437.3	1,509.6	(72.3)	(4.8)%
Performance Coatings Group	1,790.3	1,554.5	235.8	15.2%	3,444.4	2,928.8	515.6	17.6%
Administrative	1.0	0.4	0.6	150.0%	2.1	0.9	1.2	133.3%
Total	$5,872.3	$5,379.8	$492.5	9.2%	$10,871.0	$10,035.8	$835.2	8.3%
Three Months Ended June 30, 2022
Consolidated net sales increased in the second quarter of 2022 primarily due to selling price increases in all segments, higher professional architectural sales volume in North America paint stores and higher sales volumes in our Packaging and Coil businesses within the Performance Coatings Group. These increases were partially offset by lower protective and marine sales volume in North America paint stores and lower sales volumes outside of North America in the the Consumer Brands and Performance Coatings Groups primarily due to challenging prior year comparisons. Currency translation rate changes decreased consolidated net sales by 1.4% in the second quarter. Net sales of all consolidated foreign subsidiaries increased 1.7% to $1.121 billion in the second quarter compared to $1.102 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the second quarter was due primarily to higher sales volumes in most end markets and selling price increases in the Performance Coatings Group, partially offset by lower sales in the Consumer Brands Group as well as unfavorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased 11.1% to $4.752 billion in the second quarter compared to $4.278 billion in the same period last year.
Net sales in The Americas Group increased in the second quarter due primarily to selling price increases and higher professional contractor architectural sales volume in North America paint stores, partially offset by lower sales volumes in protective and marine and DIY end markets. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 6.4% in the second quarter compared to last year’s comparable period. Sales of non-paint products decreased 1.5% compared to last year's second quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the second quarter due primarily to selling price increases in all regions, partially offset by lower sales volume outside of North America. Currency translation rate changes decreased the Consumer Brands Group's net sales by 1.2% in the second quarter.
Net sales in the Performance Coatings Group increased in the second quarter due to higher sales in most end markets, primarily attributable to selling price increases and sales volume growth in our Packaging and Coil businesses. Currency translation rate changes decreased the Performance Coatings Group's net sales by 3.7% in the second quarter.
Six Months Ended June 30, 2022
Consolidated net sales increased in the six months of 2022 primarily due to selling price increases in all segments, partially offset by lower sales volume in the Consumer Brands and The Americas Groups. Currency translation rate changes decreased net sales by 1.1% in the first six months. Net sales of all consolidated foreign subsidiaries increased 2.8% to $2.198 billion in the first six months compared to $2.139 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first six months was due primarily to selling price increases in most end markets, partially offset by lower sales volume in the Consumer Brands Group as a result of the Wattyl divestiture and challenging prior year sales volume comparisons in the EMEAI and APAC regions, as well as unfavorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased 9.8% to $8.673 billion in the first six months compared to $7.896 billion in the same period last year.
Net sales in The Americas Group increased in the first six months due primarily to selling price increases in all professional end markets, partially offset by lower sales volumes in DIY, protective and marine, and challenging prior year sales volume comparisons in residential repaint and new residential. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 5.2% in the first six months compared to last year’s comparable period. Sales of non-paint products decreased 1.8% compared to last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.

Net sales of the Consumer Brands Group decreased in the first six months due primarily to the Wattyl divestiture and lower sales volumes outside of North America, partially offset by selling price increases. Currency translation rate changes decreased the Consumer Brands Group's net sales by 0.7% in the first six months.
Net sales in the Performance Coatings Group increased in the first six months due to higher sales in all end markets, primarily attributable to selling price increases and sales volume growth in our Packaging and Coil businesses. Currency translation rate changes decreased the Performance Coatings Group's net sales by 2.8% in the first six months.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$5,872.3	100.0%	$5,379.8	100.0%	$10,871.0	100.0%	$10,035.8	100.0%
Cost of goods sold	3,423.3	58.3%	2,968.4	55.2%	6,369.1	58.6%	5,512.4	54.9%
Gross profit	2,449.0	41.7%	2,411.4	44.8%	4,501.9	41.4%	4,523.4	45.1%
SG&A	1,519.1	25.9%	1,437.8	26.7%	2,926.6	26.9%	2,763.7	27.5%
Other general expense (income) - net	4.4	0.1%	(5.2)	(0.1)%	6.9	0.1%	112.3	1.1%
Amortization	78.5	1.3%	77.8	1.4%	156.5	1.4%	157.0	1.6%
Interest expense	92.9	1.5%	83.5	1.6%	181.3	1.7%	166.7	1.7%
Interest income	(1.3)	—%	(0.6)	—%	(2.2)	—%	(1.2)	—%
Other expense (income) - net	15.5	0.3%	(1.1)	—%	31.8	0.3%	(3.3)	—%
Income before income taxes	$739.9	12.6%	$819.2	15.2%	$1,201.0	11.0%	$1,328.2	13.2%
Three Months Ended June 30, 2022
Consolidated cost of goods sold increased $454.9 million, or 15.3%, in the second quarter of 2022 compared to the same period in 2021 primarily due to higher raw material (including titanium dioxide and petrochemical feedstock sources), supply chain inefficiencies, freight and transportation, and other input costs, partially offset by lower sales volumes in the Consumer Brands Group due primarily to weaker international sales and favorable currency translation rate changes. Currency translation rate changes decreased Cost of goods sold by 1.9% in the second quarter of 2022.
Consolidated gross profit increased $37.6 million in the second quarter of 2022 compared to the same period in 2021. Consolidated gross profit as a percent of consolidated net sales decreased in the second quarter to 41.7% compared to 44.8% during the same period in 2021. Consolidated gross profit dollars increased primarily due to higher sales in the Performance Coatings Group, partially offset by higher raw material costs in each Reportable Segment and lower sales volume in the Consumer Brands Group. The gross margin rate decreased primarily as a result of higher raw material costs and supply chain inefficiencies in each Reportable Segment.
The Americas Group’s gross profit in the second quarter was lower than the same period last year by $4.5 million due primarily to higher raw material costs and lower sales volume, partially offset by selling price increases. The Americas Group’s gross profit as a percent of net sales decreased in the second quarter compared to the same period in 2021 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $28.2 million in the second quarter compared to the same period last year due primarily to lower sales volume, higher raw material costs and supply chain inefficiencies, partially offset by selling price increases. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the second quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $72.5 million in the second quarter compared to the same period last year due primarily to higher sales, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of net sales decreased in the second quarter compared to the same period last year primarily due to higher raw material costs.

Consolidated selling, general and administrative expenses (SG&A) increased $81.3 million in the second quarter versus the same period last year due primarily to increased expenses to support net new store openings and investments in digital technologies and system upgrades, partially offset by favorable currency translation rate changes. As a percent of net sales, consolidated SG&A decreased 80 basis points in the second quarter compared to the same period last year primarily due to good cost control.
The Americas Group’s SG&A increased $29.1 million in the second quarter compared to the same period last year due primarily to increased spending from new store openings, higher costs to serve our customers and investments in information systems. The Consumer Brands Group’s SG&A increased $32.5 million in the second quarter compared to the same period last year due to higher marketing spend and investments in customer programs. The Performance Coatings Group’s SG&A increased $16.5 million in the second quarter compared to the same period last year to support higher sales levels, partially offset by good cost control and favorable currency translation rate changes. The Administrative segment’s SG&A increased $3.2 million in the second quarter compared to the same period last year due primarily to higher investments in digital technologies, partially offset by favorable changes in compensation expense.
In the second quarter of 2022, Other general expense (income) - net declined $9.6 million compared to the same period in 2021 primarily due to higher losses from the sale and disposition of fixed assets in the Administrative segment. See Note 15 of Item 1 for additional information.
Interest expense increased $9.4 million in the second quarter compared to the same period last year due primarily to an increase in short-term borrowings and higher interest rates. See Note 6 of Item 1 for additional information on the Company’s outstanding debt.
In the second quarter of 2022, Other expense (income) - net declined $16.6 million compared to the same period in 2021 primarily due to lower returns on investments held in the Administrative segment. See Note 15 of Item 1 for additional information.
Six Months Ended June 30, 2022
Consolidated cost of goods sold increased $856.7 million, or 15.5%, in the first six months of 2022 compared to the same period in 2021 primarily due to higher raw material costs (including titanium dioxide and petrochemical feedstock sources), supply chain inefficiencies, freight and transportation, and other input costs, partially offset by lower sales volumes in the Consumer Brands and The Americas Groups, as well as favorable currency translation rate changes. Currency translation rate changes decreased Cost of goods sold by 1.5% in the first six months of 2022.
Consolidated gross profit decreased $21.5 million in the first six months of 2022 compared to the same period in 2021. Consolidated gross profit as a percent of consolidated net sales decreased in the first six months to 41.4% compared to 45.1% during the same period in 2021. Consolidated gross profit dollars decreased primarily due to higher raw material costs in each Reportable Segment and lower sales volumes in The Americas Group and the Consumer Brands Group, partially offset by selling price increases in each Reportable Segment. The gross margin rate decreased primarily as a result of higher raw material costs and supply chain inefficiencies in each Reportable Segment.
The Americas Group’s gross profit in the first six months was lower than the same period last year by $20.6 million due primarily to lower sales volume and higher raw material costs, partially offset by selling price increases. The Americas Group’s gross profit as a percent of net sales decreased in the first six months compared to the same period in 2021 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $102.5 million in the first six months compared to the same period last year due primarily to lower sales volume (including the impact from the Wattyl divestiture), higher raw material costs and supply chain inefficiencies. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the first six months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $101.3 million in the first six months compared to the same period last year due primarily to higher sales, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of net sales decreased in the first six months compared to the same period last year primarily due to higher raw material costs.
Consolidated SG&A increased $162.9 million in the first six months versus the same period last year due primarily to increased expenses to support net new store openings and investments in digital technologies and system upgrades, partially offset by favorable currency translation rate changes. As a percent of net sales, consolidated SG&A decreased 60 basis points in the first six months compared to the same period last year primarily due to good cost control.
The Americas Group’s SG&A increased $51.7 million in the first six months compared to the same period last year due primarily to increased spending from new store openings, higher costs to serve our customers and investments in information systems. The Consumer Brands Group’s SG&A increased $41.9 million in the first six months compared to the same period last year due to higher marketing spend and investments in customer programs. The Performance Coatings Group’s SG&A increased $36.9 million in the first six months compared to the same period last year to support higher sales levels, partially offset by good cost control and favorable currency translation rate changes. The Administrative segment’s SG&A increased $32.4 million in the first six months compared to the same period last year due primarily to higher investments in digital technologies.
In the first six months of 2022, Other general expense (income) - net improved $105.4 million compared to the same period in 2021 primarily due to the recognition of a $111.9 million loss on the Wattyl divestiture in the Administrative segment in the first quarter of 2021. See Note 15 of Item 1 for additional information.
For information on the amortization of acquired intangible assets and related impairment considerations, see Note 5 of Item 1 and Note 5 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Interest expense increased $14.6 million in the first six months of 2022 compared to the same period last year due primarily to an increase in short-term borrowings and higher interest rates. See Note 6 of Item 1 for additional information on the Company’s outstanding debt.
In the first six months of 2022, Other expense (income) - net declined $35.1 million compared to the same period in 2021 primarily due to lower returns on investments held in the Administrative segment. See Note 15 of Item 1 for additional information.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Income Before Income Taxes:
The Americas Group	$700.4	$727.3	(3.7)%	$1,145.8	$1,207.3	(5.1)%
Consumer Brands Group	63.5	122.8	(48.3)%	128.4	266.5	(51.8)%
Performance Coatings Group	196.8	144.8	35.9%	341.3	288.6	18.3%
Administrative	(220.8)	(175.7)	(25.7)%	(414.5)	(434.2)	4.5%
Total	$739.9	$819.2	(9.7)%	$1,201.0	$1,328.2	(9.6)%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	21.0%	23.5%		19.1%	21.6%
Consumer Brands Group	8.6%	16.8%		8.9%	17.7%
Performance Coatings Group	11.0%	9.3%		9.9%	9.9%
Administrative	nm	nm		nm	nm
Total	12.6%	15.2%		11.0%	13.2%

nm - not meaningful
Income Tax Expense
The effective tax rate was 21.9% for the second quarter of 2022 compared to 20.8% for the second quarter of 2021, and 21.0% for the first six months of 2022 compared to 20.3% for the first six months of 2021. The effective tax rate was favorably impacted by tax benefits related to employee share based payments during 2022 and 2021. The other significant components of the Company's tax rate were consistent year over year. See Note 16 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the second quarter of 2022 decreased to $2.21 per share compared to $2.42 per share in the second quarter of 2021. Diluted net income per share for the second quarter of 2022 included a $0.20 per share charge for acquisition-related amortization expense. Diluted net income per share for the second quarter of 2021 included a $0.23 per share charge for acquisition-related amortization expense. Currency translation rate changes did not have a meaningful impact on diluted net income per share in the second quarter.

Diluted net income per share for the first six months of 2022 decreased to $3.61 per share compared to $3.93 per share in the first six months of 2021. Diluted net income per share for the first six months of 2022 included a $0.41 per share charge for acquisition-related amortization expense. Diluted net income per share for the first six months of 2021 included a $0.34 per share loss from the Wattyl divestiture and a $0.44 per share charge for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.01 in the first six months.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at June 30, 2022. During the first six months of 2022, the Company generated $639.7 million in net operating cash despite increasing working capital requirements as a result of higher selling prices and raw material costs. During the first six months of 2022, the Company’s EBITDA decreased 6.7% to $1.669 billion. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents increased $146.9 million during the first six months of 2022. Cash flow from operations and increased short-term borrowings funded normal seasonal working capital increases and allowed the Company to return $1.011 billion to shareholders in the form of share buybacks and cash dividends during the first six months of 2022, as well as repay $260.2 million in long-term debt.
At June 30, 2022, the Company had cash and cash equivalents of $312.6 million and total debt outstanding of $10.606 billion. Total debt, net of cash and cash equivalents, was $10.294 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as total current assets less total current liabilities, increased $66.0 million to a deficit of $938.7 million at June 30, 2022 compared to a deficit of $1,004.7 million at June 30, 2021. The net working capital increase is due to an increase in current assets, partially offset by an increase in current liabilities.
Current asset balances increased $1.074 billion at June 30, 2022 compared to June 30, 2021 primarily due to cash and cash equivalents increase of $93.0 million, accounts receivable increase of $391.9 million due to higher sales, inventories increase of $607.5 million due to higher raw material costs, and other current assets decrease of $18.6 million primarily related to prepaid expenses.
Current liability balances increased $1.008 billion at June 30, 2022 compared to June 30, 2021 primarily due to an increase in current debt as short-term borrowings increased $1.250 billion, partially offset by a $686.5 million decrease in the current portion of long-term debt. Excluding short-term borrowings and the current portion of long-term debt, current liabilities increased $444.4 million primarily due to the timing of payments related to accounts payable and accrued taxes. At June 30, 2022, the Company’s current ratio was 0.87 compared to 0.88 and 0.84 at December 31, 2021 and June 30, 2021, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $94.6 million in the first six months of 2022 and increased $155.6 million in the twelve months since June 30, 2021. The increase in the first six months was primarily due to capital expenditures of $235.8 million and incremental assets recognized through acquisitions of $23.5 million, partially offset by depreciation expense of $130.3 million and the sale or disposition of fixed assets of $14.1 million. Since June 30, 2021, the increase was primarily due to capital expenditures of $456.4 million and incremental assets recognized through acquisition of $51.8 million, partially offset by depreciation expense of $257.0 million, unfavorable changes in foreign currency translation of $77.1 million and sale or disposition of fixed assets of $18.5 million.
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
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $74.9 million from December 31, 2021 and decreased $122.1 million from June 30, 2021. The net decrease during the first six months of 2022 was primarily due to amortization of $156.5 million and foreign currency translation of $108.2 million, partially offset by incremental goodwill and intangible assets recognized from acquisitions of $189.8 million. The net decrease over the twelve month period from June 30, 2021 was primarily due to amortization of $309.0 million and foreign currency translation of $168.1 million, partially offset by incremental goodwill and intangible assets recognized from acquisitions of $355.0 million.
See Note 3 in Item 1 for additional information on the Company’s recognition of incremental goodwill and intangible assets in the current year in connection with recent acquisitions. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Other Assets
Other assets increased $138.8 million from December 31, 2021 and increased $347.7 million from June 30, 2021. The increase in the first six months was primarily due to an increase in other investments, partially offset by the sale of investments to fund the Company’s domestic defined contribution plan. The increase from June 30, 2021 was primarily due to an increase in other investments (including an increase in deferred pension assets) and deferred tax assets, partially offset by the sale of investments to fund the Company’s domestic defined contribution plan. See Notes 13 and 19 in Item 1 for additional information on the Company’s investments.
Debt (including Short-term borrowings)

	June 30,	December 31,	June 30,
	2022	2021	2021
Long-term debt (including current portion)	$8,594.2	$8,851.5	$8,290.9
Short-term borrowings	2,012.0	763.5	762.1
Total debt outstanding	$10,606.2	$9,615.0	$9,053.0
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company had unused capacity under its various credit agreements of $1.506 billion at June 30, 2022. See Note 6 in Item 1 of this report for additional information.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2021 and June 30, 2021. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes decreased $14.2 million from December 31, 2021, and decreased $49.4 million from June 30, 2021, primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2022. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2022. See Note 8 in Item 1 for further information on environmental-related long-term liabilities.

Contractual Obligations, Commercial Commitments and Warranties
During the second quarter of 2022, the Company completed the acquisition of the European industrial coatings business of Sika AG (Sika). This business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. The acquired business will be reported within the Company’s Performance Coatings Group.
Subsequent to quarter end, the Company completed the acquisition of a domestic floor coatings company and a European coatings company. These acquired businesses will be reported within the Company’s Performance Coatings Group. The Company funded the acquisitions, totaling approximately $425 million, in July 2022 through cash generated from operating activities and borrowings available under committed credit agreements.
Except for the closing of the acquisitions discussed above and in Note 3 of Item 1, and the incremental short-term borrowings discussed above, there have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2022 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	June 30,	December 31,	June 30,
	2022	2021	2021
Total shareholders’ equity	$2,224.6	$2,437.2	$2,840.4
Shareholders’ equity decreased $212.6 million during the first six months of 2022 as a result of $725.5 million of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $307.1 million and a decrease in Accumulated other comprehensive loss of $216.2 million, partially offset by net income of $948.7 million and an increase in Other capital of $87.3 million primarily associated with stock-based compensation expense and stock option exercises.
Shareholders’ equity decreased $615.8 million since June 30, 2021 as a result of $1.834 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $596.5 million, partially offset by net income of $1.755 billion and an increase in Other capital of $272.2 million primarily associated with stock-based compensation expense and stock option exercises.
During the first six months of 2022, the Company purchased 2.55 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2022 to purchase 46.0 million shares of its common stock.
In February 2022, the Company's Board of Directors increased the quarterly cash dividend from $.55 per share to $.60 per share. If approved in all subsequent quarters, this quarterly dividend will result in an annual dividend for 2022 of $2.40 per share or a 34% payout of 2021 diluted net income per share.
Cash Flow
Net operating cash for the six months ended June 30, 2022 was a cash source of $639.7 million compared to a cash source of $1.201 billion for the same period in 2021. The decrease in net operating cash was primarily due to the change in net income, including the effect of the loss on the Wattyl divestiture in the prior year comparable period, and an increase in cash requirements for working capital.
Net investing cash usage increased $401.4 million in the first six months of 2022 to a usage of $473.9 million compared to a usage of $72.5 million for the same period in 2021 primarily due to an increase in cash used for acquisitions and capital expenditures, as well as the proceeds received from the Wattyl divestiture in the prior year. See Note 3 in Item 1 for additional information on acquisitions.
Net financing cash usage decreased $1.117 billion in the first six months of 2022 to a usage of $8.0 million from a usage of $1.125 billion for the same period in 2021 primarily due to lower treasury stock purchases and incremental cash provided by short-term borrowings, partially offset by an increase in long-term debt repayments.

In the twelve month period from July 1, 2021 through June 30, 2022, the Company generated net operating cash of $1.683 billion, used $877.8 million in investing activities and used $716.7 million in financing activities.
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
See Note 12 in Item 1 for disclosures related to the $662.7 million of outstanding U.S. Dollar to Euro cross currency swap contracts designed to hedge the Company’s net investment in its European subsidiaries.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s leverage ratio is not to exceed 3.75 to 1.00. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At June 30, 2022, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company’s debt and related covenant.
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

The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$577.9	$648.6	$948.7	$1,058.2
Interest expense	92.9	83.5	181.3	166.7
Income taxes	162.0	170.6	252.3	270.0
Depreciation	64.8	71.0	130.3	136.4
Amortization	78.5	77.8	156.5	157.0
EBITDA	$976.1	$1,051.5	$1,669.1	$1,788.3
Loss on divestiture	—	—	—	111.9
Adjusted EBITDA	$976.1	$1,051.5	$1,669.1	$1,900.2
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the six months ended June 30, 2022, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s second quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	75,000	$281.75	75,000	47,050,000

May 1 - May 31
Share repurchase program (1)	925,000	$268.47	925,000	46,125,000

June 1 - June 30
Share repurchase program (1)	100,000	$269.43	100,000	46,025,000

Quarter Total
Share repurchase program (1)	1,100,000	$269.46	1,100,000	46,025,000
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
Item 5. Other Information.
None.

Item 6. Exhibits.

4.1
Amendment No. 16 to the Credit Agreement, dated as of May 23, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2022, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 27, 2022	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

July 27, 2022	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer