Form 10-Q
period 2022-09-30
SHERWIN WILLIAMS CO
filed 2022-10-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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

Common Stock, $0.33-1/3 Par Value – 259,143,416 shares as of September 30, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$6,047.4	$5,146.7	$16,918.4	$15,182.5
Cost of goods sold	3,458.0	3,007.1	9,827.1	8,519.5
Gross profit	2,589.4	2,139.6	7,091.3	6,663.0
Percent to net sales	42.8%	41.6%	41.9%	43.9%
Selling, general and administrative expenses	1,528.6	1,368.9	4,455.2	4,132.6
Percent to net sales	25.3%	26.6%	26.3%	27.2%
Other general (income) expense - net	(14.4)	(1.1)	(7.5)	111.2
Amortization	81.3	76.2	237.8	233.2
Interest expense	101.2	83.1	282.5	249.8
Interest income	(2.6)	(0.7)	(4.8)	(1.9)
Other expense (income) - net	18.1	1.7	49.9	(1.6)
Income before income taxes	877.2	611.5	2,078.2	1,939.7
Income taxes	192.1	109.3	444.4	379.3
Net income	$685.1	$502.2	$1,633.8	$1,560.4

Net income per common share:
Basic	$2.66	$1.92	$6.33	$5.92
Diluted	$2.62	$1.88	$6.23	$5.82

Weighted average shares outstanding:
Basic	257.7	261.6	258.2	263.4
Diluted	261.1	266.6	262.2	268.1

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$685.1	$502.2	$1,633.8	$1,560.4

Other comprehensive loss, net of tax:

Foreign currency translation adjustments (1)	(148.0)	(86.2)	(364.7)	(69.9)

Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	1.0	1.4	3.5	4.6

Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(0.7)	(2.9)	(3.1)

Other comprehensive loss	(147.9)	(85.5)	(364.1)	(68.4)

Comprehensive income	$537.2	$416.7	$1,269.7	$1,492.0
(1)    The three months ended September 30, 2022 and 2021 include unrealized gains, net of taxes, of $30.9 million and $14.5 million, respectively, related to net investment hedges. The nine months ended September 30, 2022 and 2021 include unrealized gains, net of taxes, of $69.8 million and $31.6 million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $(0.3) million and $(0.6) million in the three months ended September 30, 2022 and 2021, respectively. Net of taxes of $(1.1) million and $(1.7) million in the nine months ended September 30, 2022 and 2021, respectively.
(3)    Net of taxes of $0.3 million and $0.6 million in the three months ended September 30, 2022 and 2021, respectively. Net of taxes of $1.0 million in the nine months ended September 30, 2022 and 2021.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$130.5	$165.7	$313.3
Accounts receivable, net	2,897.6	2,352.4	2,598.0
Inventories	2,547.8	1,927.2	1,816.0
Other current assets	541.3	608.4	651.1
Total current assets	6,117.2	5,053.7	5,378.4
Property, plant and equipment, net	2,041.2	1,867.3	1,827.2
Goodwill	7,318.2	7,134.6	6,996.3
Intangible assets	3,958.3	4,001.5	4,068.8
Operating lease right-of-use assets	1,853.0	1,820.6	1,774.4
Other assets	957.9	789.0	691.5
Total assets	$22,245.8	$20,666.7	$20,736.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$945.2	$763.5	$709.4
Accounts payable	2,808.4	2,403.0	2,675.4
Compensation and taxes withheld	650.6	716.6	692.1
Accrued taxes	205.3	160.3	181.3
Current portion of long-term debt	0.6	260.6	662.1
Current portion of operating lease liabilities	418.1	409.7	398.8
Other accruals	1,067.8	1,005.8	1,159.4
Total current liabilities	6,096.0	5,719.5	6,478.5
Long-term debt	9,588.9	8,590.9	7,604.9
Postretirement benefits other than pensions	256.5	259.4	271.8
Deferred income taxes	691.8	768.2	801.5
Long-term operating lease liabilities	1,492.4	1,470.7	1,433.9
Other long-term liabilities	1,522.4	1,420.8	1,455.7
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
259.1 million, 261.1 million and 262.2 million shares outstanding
at September 30, 2022, December 31, 2021 and September 30, 2021, respectively	91.1	90.8	90.5
Other capital	3,919.6	3,793.0	3,688.1
Retained earnings	3,292.6	2,121.7	1,961.8
Treasury stock, at cost	(3,643.0)	(2,869.9)	(2,263.4)
Accumulated other comprehensive loss	(1,062.5)	(698.4)	(786.7)
Total shareholders' equity	2,597.8	2,437.2	2,690.3
Total liabilities and shareholders’ equity	$22,245.8	$20,666.7	$20,736.6

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Nine Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES
Net income	$1,633.8	$1,560.4
Adjustments to reconcile net income to net operating cash:
Depreciation	194.8	199.8
Non-cash lease expense	310.5	295.0
Amortization of intangible assets	237.8	233.2
Loss on divestiture of business	—	111.9
Amortization of credit facility and debt issuance costs	5.3	4.9
Stock-based compensation expense	80.0	64.9
Provisions for environmental-related matters	11.1	5.5
Defined benefit pension plans net cost	4.1	5.7
Deferred income taxes	(108.8)	(24.3)
Other	48.2	38.5
Change in working capital accounts - net	(818.2)	(166.0)
Change in operating lease liabilities	(312.8)	(297.2)
Costs incurred for environmental-related matters	(19.3)	(34.0)
Other	12.4	52.4
Net operating cash	1,278.9	2,050.7

INVESTING ACTIVITIES
Capital expenditures	(410.7)	(248.1)
Acquisitions of businesses, net of cash acquired	(626.8)	(25.3)
Proceeds from divestiture of business	—	122.5
Proceeds from sale of assets	33.2	14.8
Other	(46.2)	(90.6)
Net investing cash	(1,050.5)	(226.7)

FINANCING ACTIVITIES
Net increase in short-term borrowings	184.5	707.9
Proceeds from long-term debt	999.7	—
Payments of long-term debt	(260.3)	(24.6)
Payments for credit facility and debt issuance costs	(7.3)	(1.7)
Payments of cash dividends	(462.9)	(442.9)
Proceeds from stock options exercised	38.9	121.3
Treasury stock purchased	(751.1)	(2,076.5)
Proceeds from treasury stock issued	22.0	11.7
Other	(27.1)	(32.9)
Net financing cash	(263.6)	(1,737.7)

Effect of exchange rate changes on cash	—	0.4
Net (decrease) increase in cash and cash equivalents	(35.2)	86.7
Cash and cash equivalents at beginning of year	165.7	226.6
Cash and cash equivalents at end of period	$130.5	$313.3

Income taxes paid	$430.2	$423.9
Interest paid	266.9	238.5

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
Net income			370.8			370.8
Other comprehensive loss					(43.6)	(43.6)
Treasury stock purchased				(407.1)		(407.1)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.2	38.3		(32.9)		5.6
Other adjustments		0.4	(0.1)			0.3
Cash dividends -- $0.60 per share			(150.9)			(150.9)
Balance at March 31, 2022	$91.0	$3,842.7	$2,341.5	$(3,298.9)	$(742.0)	$2,234.3
Net income			577.9			577.9
Other comprehensive loss					(172.6)	(172.6)
Treasury stock purchased				(296.4)		(296.4)
Stock-based compensation activity		41.5				41.5
Other adjustments		(3.9)	0.1	(0.1)		(3.9)
Cash dividends -- $0.60 per share			(156.2)			(156.2)
Balance at June 30, 2022	$91.0	$3,880.3	$2,763.3	$(3,595.4)	$(914.6)	$2,224.6
Net income			685.1			685.1
Other comprehensive loss					(147.9)	(147.9)
Treasury stock purchased				(47.6)		(47.6)
Stock-based compensation activity	0.1	39.0		(0.1)		39.0
Other adjustments		0.3		0.1		0.4
Cash dividends -- $0.60 per share			(155.8)			(155.8)
Balance at September 30, 2022	$91.1	$3,919.6	$3,292.6	$(3,643.0)	$(1,062.5)	$2,597.8

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
Net income			409.6			409.6
Other comprehensive loss					(45.5)	(45.5)
Treasury stock purchased				(775.4)		(775.4)
Stock-based compensation activity	0.3	51.5		(21.5)		30.3
Other adjustments		0.7				0.7
Cash dividends -- $0.55 per share			(151.8)			(151.8)
Balance at March 31, 2021	$90.2	$3,543.6	$1,102.1	$(893.4)	$(763.8)	$3,078.7
Net income			648.6			648.6
Other comprehensive income					62.6	62.6
Treasury stock purchased				(870.1)		(870.1)
Treasury stock issued		9.3		2.4		11.7
Stock-based compensation activity	0.4	54.6		(0.8)		54.2
Other adjustments		0.6				0.6
Cash dividends -- $0.55 per share			(145.9)			(145.9)
Balance at June 30, 2021	$90.6	$3,608.1	$1,604.8	$(1,761.9)	$(701.2)	$2,840.4
Net income			502.2			502.2
Other comprehensive loss					(85.5)	(85.5)
Treasury stock purchased				(501.5)		(501.5)
Stock-based compensation activity		80.2				80.2
Other adjustments	(0.1)	(0.2)				(0.3)
Cash dividends -- $0.55 per share			(145.2)			(145.2)
Balance at September 30, 2021	$90.5	$3,688.1	$1,961.8	$(2,263.4)	$(786.7)	$2,690.3

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended September 30, 2022 and 2021
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
There have been no significant changes in significant accounting policies since December 31, 2021. Accounting estimates were revised as necessary during the first nine months of 2022 based on new information and changes in facts and circumstances.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2022 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
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
Closed in Prior Year
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
Closed in Current Year
In April 2022, the Company completed the acquisition of the European industrial coatings business of Sika AG (Sika). This business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. In July 2022, the Company completed the acquisitions of Gross & Perthun GmbH, a German-based developer, manufacturer, and distributor of coatings primarily for the heavy equipment and transportation industries, Dur-A-Flex, Inc., a domestic floor coatings company, and Powdertech Oy Ltd., a Finland-based distributor of powder coatings and related products. The acquired businesses will be reported within the Company’s Performance Coatings Group.
The aggregate purchase price for the businesses acquired in the nine months ended September 30, 2022 was approximately $649.1 million, including amounts withheld as security for certain representations, warranties and obligations of the sellers. The purchase price for each acquisition was preliminarily allocated to identifiable assets and liabilities based on information available at the date of acquisition and may change as the Company completes its analysis of net assets acquired, primarily the identification and valuation of intangible assets. As of September 30, 2022, $214.2 million of intangible assets and $380.5 million of goodwill were recognized from these transactions. The Company expects to finalize the purchase price allocation for each of the acquisitions within the allowable measurement period. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Pending
During the third quarter of 2022, the Company signed an agreement to acquire Industria Chimica Adriatica S.p.A. (ICA), an Italian designer, manufacturer and distributor of industrial wood coatings with global operations and production facilities in Italy and Poland. The transaction is subject to customary closing conditions and is expected to close by the end of 2022. The acquired business will be reported within the Company’s Performance Coatings Group.
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
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	September 30,	December 31,	September 30,
	2022	2021	2021
Finished goods	$1,925.6	$1,378.8	$1,276.6
Work in process and raw materials	622.2	548.4	539.4
Inventories	$2,547.8	$1,927.2	$1,816.0
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

NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	September 30,	December 31,	September 30,
	2022	2021	2021
Land	$245.6	$257.7	$257.6
Buildings	1,133.6	1,157.8	1,077.6
Machinery and equipment	3,121.9	3,043.6	3,016.2
Construction in progress	453.2	205.4	231.6
Property, plant and equipment, gross	4,954.3	4,664.5	4,583.0
Less allowances for depreciation	2,913.1	2,797.2	2,755.8
Property, plant and equipment, net	$2,041.2	$1,867.3	$1,827.2
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	September 30,	December 31,	September 30,
	2022	2021	2021
Long-term debt (including current portion)	$9,589.5	$8,851.5	$8,267.0
Short-term borrowings	945.2	763.5	709.4
Total debt outstanding	$10,534.7	$9,615.0	$8,976.4
Long-Term Debt
The Company’s long-term debt primarily consists of senior notes. In August 2022, the Company issued $600.0 million of 4.050% Senior Notes due 2024 and $400.0 million of 4.250% Senior Notes due 2025 in a public offering. The net proceeds from the issuance of these notes were used to repay borrowings outstanding under the Company’s credit agreement dated May 9, 2016, as amended, and domestic commercial paper program. For further details on the Company’s debt, including available credit facilities and related agreements, see Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Short-Term Borrowings
On May 23, 2022, the Company amended its credit agreement dated May 9, 2016, as amended, to extend the maturity of $150.0 million of the commitments available for borrowing or letters of credit.
On multiple dates during the third quarter of 2022, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturities of $250.0 million, in the aggregate, of the commitments available for borrowing or letters of credit.
On August 30, 2022, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.250 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit Agreement replaced the $2.000 billion credit agreement dated June 29, 2021, as amended, which was terminated effective August 30, 2022. The New Credit Agreement will mature on August 30, 2027 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the New Credit Agreement provides that the Borrowers may increase the aggregate size of the facility up to an additional amount of $750.0 million, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At September 30, 2022, the Company had unused capacity under its various credit agreements of $2.826 billion. The following table summarizes the Company’s short-term borrowings:

	September 30,	December 31,	September 30,
	2022	2021	2021
Short-term borrowings:
Domestic commercial paper	$889.3	$739.9	$694.9
Foreign facilities	55.9	23.6	14.5
Total	$945.2	$763.5	$709.4

Weighted average interest rate:
Domestic commercial paper	3.3%	0.3%	0.2%
Foreign facilities	4.4%	9.5%	4.7%

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Three Months Ended September 30:
Net periodic benefit cost:
Service cost	$1.3	$1.3	$1.6	$1.9	$0.3	$0.3
Interest cost	0.8	0.6	1.9	1.4	1.4	1.2
Expected return on assets	(2.0)	(1.7)	(2.6)	(2.4)
Amortization of prior service cost (credit)	0.2	0.3			(0.1)	0.1
Amortization of actuarial losses			0.1	0.4	1.1	1.2
Net periodic benefit cost	$0.3	$0.5	$1.0	$1.3	$2.7	$2.8

Nine Months Ended September 30:
Net periodic benefit cost:
Service cost	$3.8	$3.8	$4.9	$5.6	$0.9	$1.0
Interest cost	2.4	2.0	4.8	4.2	4.4	3.8
Expected return on assets	(5.8)	(5.3)	(7.7)	(7.2)
Amortization of prior service cost (credit)	0.7	0.8	(0.1)		(0.3)	0.2
Amortization of actuarial losses			1.1	1.1	3.2	3.5
Ongoing net periodic benefit cost	1.1	1.3	3.0	3.7	8.2	8.5
Divestiture of business				0.7
Net periodic benefit cost	$1.1	$1.3	$3.0	$4.4	$8.2	$8.5
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2022 and 2021, the Company had accruals reported on the balance sheet as Other long-term liabilities of $268.0 million and $271.1 million, respectively. Estimated costs of current investigation and remediation activities of $45.9 million and $68.6 million are included in Other accruals at September 30, 2022 and 2021, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $92.6 million higher than the minimum accruals at September 30, 2022. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2022. At September 30, 2022, $269.8 million, or 86.0% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $92.6 million at September 30, 2022, $70.7 million, or 76.4%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
The largest and most complex of the Major Sites is the Gibbsboro, New Jersey site (Gibbsboro) which comprises the substantial majority of the environmental-related accrual. Gibbsboro, a former manufacturing plant, and related areas, which ceased operations in 1978, has had various areas included on the National Priorities List since 1999. This location has soil, waterbodies, and groundwater contamination related to the historic operations of the facility. Gibbsboro has been divided by the Environmental Protection Agency (EPA) into six operable units (OUs) based on location and characteristics, whose investigation and remediation efforts are likely to occur over an extended period of time. Each of the OUs are in various phases of investigation and remediation with the EPA that provide enough information to reasonably estimate cost ranges and record environmental-related accruals. The most significant assumptions underlying the reliability and precision of remediation cost estimates for the Gibbsboro site are the type and extent of future remedies to be selected by the EPA and the costs of implementing those remedies.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At September 30, 2022, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Santa Clara County, California Proceeding. The Santa Clara County, California proceeding was initiated in March 2000 in the Superior Court of the State of California, County of Santa Clara. After nearly twenty years of litigation, the Company and two other defendants (ConAgra Grocery Products Company and NL Industries, Inc.) reached an agreement in principle with the plaintiffs to resolve the litigation on July 17, 2019. The agreement provides that, in full and final satisfaction of any and all claims of the plaintiffs, the defendants collectively shall pay a total of $305.0 million, with the defendants each paying approximately $101.7 million as follows: (i) an initial payment of $25.0 million within sixty days after the entry of a dismissal order and judgment; (ii) subsequent annual payments of $12.0 million one year after the initial payment and for a period of four years thereafter; and (iii) a final payment of approximately $16.7 million on the sixth anniversary of the initial payment. Should NL Industries fail to make any of its payments required under the agreement, the Company has agreed to backstop and pay on behalf of NL Industries a maximum amount of $15.0 million. On July 24, 2019, the trial court approved the agreement, discharged the receiver, and granted a judgment of dismissal with prejudice in favor of the defendants. At September 30, 2022 and 2021, the Company had accruals for this agreement reported on the balance sheet of $40.7 million and $52.7 million, respectively, with $12.0 million included in Current liabilities and the remaining $28.7 million and $40.7 million, respectively, included in Other long-term liabilities.
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
The Commonwealth Court granted the defendants’ petitions for permission to appeal in both the Montgomery County and Lehigh County actions on February 18, 2022, and stayed all proceedings in the trial courts pending the appellate court proceedings. The Company filed its opening appellate briefs in both actions on May 18, 2022. Montgomery County and Lehigh County filed their appellate briefs on July 21, 2022. The Company filed its reply briefs in both actions on September 9, 2022. Oral argument is tentatively scheduled to occur during the week of December 12, 2022.
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
On March 31, 2022, the plaintiffs filed a motion seeking to alter or amend the judgment. The Company and the other defendants opposed the motion on April 21, 2022. The plaintiffs filed a reply in support of the motion on May 6, 2022. On August 16, 2022, the district court denied the plaintiffs’ motion to alter or amend the judgment.
On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants.
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
On May 10, 2022, select plaintiffs in the Wisconsin federal court cases filed a petition to take jurisdiction of the original action with the Supreme Court of Wisconsin, requesting that the Supreme Court provide guidance on certain legal questions involved in the plaintiffs’ pending federal court cases (the same questions presented in Beal’s declaratory judgment motion pending in the Eastern District of Wisconsin). On June 22, 2022, the Wisconsin Supreme Court ordered the defendants to file a response addressing whether the Supreme Court should take original jurisdiction. The Company and other defendants filed their response on July 20, 2022, to which the plaintiffs replied on August 4, 2022. On October 11, 2022, the Supreme Court denied the plaintiffs’ petition.
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
On October 8, 2021, the circuit court entered an order granting the defendants’ motion for decertification of the class, denying the petition to intervene by the Department, and noting that an entry of final judgment in the defendants’ favor was now appropriate. On October 19, 2021, the circuit court entered final judgment in favor of the defendants. The Department appealed to the Appellate Court of Illinois, First District and filed its opening brief on May 25, 2022. The Company filed a response to the opening brief on July 13, 2022, to which the Department replied on August 10, 2022.
The appellate court entered an order on August 19, 2022, affirming the denial of the Department’s petition to intervene and the granting of the defendants’ motion for final judgment.
Insurance coverage litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The insurers’ action, which was filed on February 23, 2006 in the Supreme Court of the State of New York, County of New York, was dismissed. The Company’s action, filed on March 3, 2006 in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive. On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The trial court entered an order on December 4, 2020, granting the insurers’ motion for summary judgment, denying the Company’s motion, and entering final judgment in favor of the insurers. The trial court sided with the Company on all of the issues presented, except one. On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. Briefing on the issues concluded, and oral argument occurred on August 25, 2021. The insurers then filed on January 13, 2022, a motion for leave to file a supplemental brief to address the Eighth Appellate District’s recent decision in Cincinnati Ins. Co. v. Discount Drug Mart, Inc. The Company filed a response to the insurers’ motion on January 19, 2022. On March 25, 2022, the Company filed a notice of additional authority, submitting a March 24, 2022 decision from the New York Appellate Division, First Judicial Department in Certain Underwriters at Lloyd’s, London, et al., v. NL Industries, Inc., et al. The insurers filed a response to the notice on April 1, 2022. On April 20, 2022, the insurers filed a notice of additional authority, submitting an April 19, 2022 decision from the California Court of Appeal, First Appellate Division in Certain Underwriters at Lloyd’s, London v. ConAgra Grocery Products Co. The Company filed a response to the notice on April 25, 2022.
On September 1, 2022, the appellate court reversed the trial court’s grant of summary judgment, finding in favor of the Company on its appeal and against the insurers on their cross-appeal, and remanded the case to the trial court for further proceedings. On September 12, 2022, the insurers applied to the appellate court for reconsideration of its decision, en banc review, or certification of an appeal to the Ohio Supreme Court. The Company filed its opposition to the applications on September 22, 2022. On September 30, 2022, the appellate court denied the insurers’ applications for reconsideration and certification. The parties are awaiting the appellate court’s decision on the insurers’ application for en banc review.
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
NOTE 10 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2022		2021
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.60	$150.9	$0.55	$151.8
Second Quarter	0.60	156.2	0.55	145.9
Third Quarter	0.60	155.8	$0.55	145.2
Total	$1.80	$462.9	$1.65	$442.9
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of September 30, 2022, the Company had remaining authorization from its Board of Directors to purchase 45.8 million shares of its common stock. The table below summarizes share repurchases during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Treasury stock purchases (millions of dollars)	$47.6	$501.5	$751.1	$2,147.0
Treasury stock purchases (shares)	200,000	1,675,000	2,750,000	8,075,000
Average price per share	$237.81	$299.37	$273.12	$265.88

In February 2022, the Company received proceeds of $22.0 million in conjunction with the issuance of treasury shares to fund Company contributions to the domestic defined contribution plan. In April 2021, the Company received proceeds of $11.7 million in conjunction with the issuance of shares to fund obligations related to a non-qualified benefit plan.
Other Activity
During the nine months ended September 30, 2022, 442,347 stock options were exercised at a weighted average price per share of $88.46. In addition, 356,743 restricted stock units vested during this period.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2021	$(702.1)	$(32.2)	$35.9	$(698.4)
Amounts recognized in AOCI	(364.7)			(364.7)
Amounts reclassified from AOCI		3.5	(2.9)	0.6
Balance at September 30, 2022	$(1,066.8)	$(28.7)	$33.0	$(1,062.5)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2020	$(671.5)	$(87.2)	$40.4	$(718.3)
Amounts recognized in AOCI	(69.9)			(69.9)
Amounts reclassified from AOCI		4.6	(3.1)	1.5
Balance at September 30, 2021	$(741.4)	$(82.6)	$37.3	$(786.7)
NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
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

	September 30,	December 31,	September 30,
	2022	2021	2021
Other assets	$56.4	$—	$—
Other accruals	—	—	16.4
Other long-term liabilities	—	36.5	27.4
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Unrealized gains	$41.0	$19.4	$92.5	$42.0
Tax effect	(10.1)	(4.9)	(22.7)	(10.4)
Unrealized gains, net of taxes	$30.9	$14.5	$69.8	$31.6
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The total notional value of foreign currency forward contracts outstanding at September 30, 2022 was $194.5 million. At September 30, 2022, the Company recorded a $3.1 million liability in Other accruals to recognize the fair value of these outstanding foreign currency contracts. There were no material foreign currency option and forward contracts outstanding at December 31, 2021 and September 30, 2021. The related gains and losses are recorded in Other expense (income) - net. See Note 15.
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

	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$70.3	$41.4	$28.9		$80.4	$43.1	$37.3
Qualified Replacement Plan assets	28.4	28.4			98.8	98.8
Net investment hedge asset	56.4		56.4
	$155.1	$69.8	$85.3	$—	$179.2	$141.9	$37.3	$—

Liabilities:
Foreign currency forward contracts	$3.1		$3.1		$—		$—
Net investment hedge liability	—				36.5		36.5
	$3.1	$—	$3.1	$—	$36.5	$—	$36.5
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $65.2 million and $63.0 million at September 30, 2022 and December 31, 2021, respectively.
The Qualified Replacement Plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution plan. See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. The investments are valued using quoted prices multiplied by the number of shares. The cost basis of the investment funds was $31.4 million and $86.9 million at September 30, 2022 and December 31, 2021, respectively.

The net investment hedge asset and liability represent the fair value of outstanding cross currency swaps (see Note 12). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
The foreign currency forward contracts liability represents the fair value of outstanding contracts (see Note 12). The fair value is based on a valuation model that uses observable inputs, including foreign currency forward rates.
The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,587.9	$8,195.3	$8,849.6	$9,777.4
Non-publicly traded debt	1.6	1.5	1.9	1.9
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
The remaining revenue is governed by long-term supply agreements and related purchase orders (contracts) that specify shipping terms and aspects of the transaction price including rebates, discounts and other sales incentives, such as advertising support. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
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

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2021	$2,352.4	$60.9	$131.2	$259.8	$9.2
Balance at September 30, 2022	2,897.6	75.8	111.1	300.6	7.1
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	2022	2021
Balance at January 1	$48.9	$53.5
Bad debt expense	43.4	25.2
Uncollectible accounts written off, net of recoveries	(29.2)	(16.9)
Balance at September 30	$63.1	$61.8

NOTE 15 - OTHER
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provisions for environmental matters - net	$6.4	$0.5	$11.1	$5.5
Loss on divestiture of business (see Note 3)	—	—	—	111.9
Gain on sale or disposition of assets	(20.8)	(1.6)	(18.6)	(6.2)
Other general (income) expense - net	$(14.4)	$(1.1)	$(7.5)	$111.2
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
Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment losses (gains)	$1.1	$—	$16.0	$(18.3)
Net expense from banking activities	3.1	2.6	9.0	7.7
Foreign currency transaction related losses (gains)	19.2	(1.2)	29.5	10.4
Miscellaneous pension expense	0.8	1.1	2.7	3.1
Other income	(8.5)	(6.9)	(26.4)	(19.4)
Other expense	2.4	6.1	19.1	14.9
Other expense (income) - net	$18.1	$1.7	$49.9	$(1.6)
Investment losses (gains) primarily relate to the change in market value of the investments held in the deferred compensation plan and Qualified Replacement Plan. See Note 13 for additional information on the fair value of these investments.
Foreign currency transaction related losses (gains) include the impact from foreign currency transactions and net realized losses (gains) from foreign currency option and forward contracts. See Note 12 for additional information regarding these foreign currency contracts.
Miscellaneous pension expense consists of the non-service components of Net periodic benefit cost. See Note 7.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.

NOTE 16 - INCOME TAXES
The effective tax rate was 21.9% and 21.4% for the third quarter and first nine months of 2022, respectively, compared to 17.9% and 19.6% for the third quarter and first nine months of 2021, respectively. The effective tax rate was less favorably impacted by tax benefits related to employee share based payments in the third quarter and first nine months of 2022 than in the same periods last year. The other significant components of the Company’s effective tax rate were consistent year over year.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2021 during the nine months ended September 30, 2022.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS audited the Company's 2013, 2014, 2015 and 2016 income tax returns. As a result of these audits, certain adjustments have been assessed. The Company has filed a protest, submitted additional information for consideration, and is currently in the appeals process with the IRS. The Company continues to evaluate the adjustments and believes that it is adequately reserved for any potential exposure. The IRS is currently auditing the Company’s 2017, 2018 and 2019 income tax returns. As of September 30, 2022, the federal statute of limitations had not expired for the 2013 through 2021 tax years.
At September 30, 2022, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2021. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2021.
NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic
Net income	$685.1	$502.2	$1,633.8	$1,560.4
Average shares outstanding	257.7	261.6	258.2	263.4
Basic net income per share	$2.66	$1.92	$6.33	$5.92

Diluted
Net income	$685.1	$502.2	$1,633.8	$1,560.4
Average shares outstanding assuming dilution:
Average shares outstanding	257.7	261.6	258.2	263.4
Stock options and other contingently issuable shares (1)	3.4	5.0	4.0	4.7
Average shares outstanding assuming dilution	261.1	266.6	262.2	268.1
Diluted net income per share	$2.62	$1.88	$6.23	$5.82
(1)There were 1.9 million and 1.1 million stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2022, respectively. There were no stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2021.

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

	Three Months Ended September 30, 2022
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,602.7	$701.9	$1,741.7	$1.1	$6,047.4
Intersegment transfers	—	1,513.2	55.7	(1,568.9)	—
Total net sales and intersegment transfers	$3,602.7	$2,215.1	$1,797.4	$(1,567.8)	$6,047.4

Segment profit	$764.1	$94.9	$236.3		$1,095.3
Interest expense				$(101.2)	(101.2)
Administrative expenses and other				(116.9)	(116.9)
Income before income taxes	$764.1	$94.9	$236.3	$(218.1)	$877.2

	Three Months Ended September 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,967.0	$646.7	$1,532.5	$0.5	$5,146.7
Intersegment transfers	—	1,155.3	40.5	(1,195.8)	—
Total net sales and intersegment transfers	$2,967.0	$1,802.0	$1,573.0	$(1,195.3)	$5,146.7

Segment profit	$631.5	$75.8	$110.4		$817.7
Interest expense				$(83.1)	(83.1)
Administrative expenses and other				(123.1)	(123.1)
Income before income taxes	$631.5	$75.8	$110.4	$(206.2)	$611.5

	Nine Months Ended September 30, 2022
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$9,589.9	$2,139.2	$5,186.1	$3.2	$16,918.4
Intersegment transfers	—	4,218.3	161.3	(4,379.6)	—
Total net sales and intersegment transfers	$9,589.9	$6,357.5	$5,347.4	$(4,376.4)	$16,918.4

Segment profit	$1,909.9	$223.3	$577.6		$2,710.8
Interest expense				$(282.5)	(282.5)
Administrative expenses and other				(350.1)	(350.1)
Income before income taxes	$1,909.9	$223.3	$577.6	$(632.6)	$2,078.2

	Nine Months Ended September 30, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$8,563.5	$2,156.3	$4,461.3	$1.4	$15,182.5
Intersegment transfers	—	3,238.9	110.4	(3,349.3)	—
Total net sales and intersegment transfers	$8,563.5	$5,395.2	$4,571.7	$(3,347.9)	$15,182.5

Segment profit	$1,838.8	$342.3	$399.0		$2,580.1
Interest expense				$(249.8)	(249.8)
Administrative expenses and other				(390.6)	(390.6)
Income before income taxes	$1,838.8	$342.3	$399.0	$(640.4)	$1,939.7

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
Net external sales of all consolidated foreign subsidiaries were $1.064 billion and $1.019 billion for the three months ended September 30, 2022 and 2021, respectively. Net external sales of all consolidated foreign subsidiaries were $3.262 billion and $3.158 billion for the nine months ended September 30, 2022 and 2021, respectively. Long-lived assets of these subsidiaries totaled $2.839 billion and $2.772 billion at September 30, 2022 and 2021, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2022 and 2021.
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

	September 30,	December 31,	September 30,
	2022	2021	2021
Other assets	$521.6	$355.8	$313.1
Other accruals	32.5	61.8	46.0
Other long-term liabilities	470.4	289.7	268.9
NOTE 20 - SUBSEQUENT EVENT
In October 2022, management approved an initial set of action plans to simplify the Company’s operating model and portfolio of brands within the Consumer Brands Group and to reduce costs in all regions in the Performance Coatings Group, Consumer Brands Group and the Administrative segment. These actions better position the Company to continue to add above market growth and long-term shareholder value. Key focus areas within the Consumer Brands Group include the China architectural business, aerosol portfolio and optimization of the overall retail portfolio. While management continues to develop the comprehensive set of actions expected to be taken, management currently expects the actions to result in pre-tax charges in the range of $160 million to $180 million during the next four quarters, with approximately half of the charges occurring in the fourth quarter of 2022. The amount of these expected charges is an estimate, and the amount and timing of actual charges may vary due to a variety of factors.

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
The Company is structured into three reportable segments - The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 18 of Item 1 for additional information on the Company's Reportable Segments.
SUMMARY
•Consolidated net sales increased 17.5% in the quarter to $6.047 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 20.7% in the quarter
•Diluted net income per share was $2.62 per share in the quarter compared to $1.88 per share in the third quarter 2021
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) increased to $1.124 billion, or 18.6% of sales, in the quarter
OUTLOOK
Demand remained strong during the third quarter as pricing initiatives were realized in each of our businesses and volumes increased in all architectural paint end markets in The Americas Group. In the Performance Coatings Group, sales grew in every division as a result of pricing actions and contributions from acquisitions. The Consumer Brands Group continued to gain momentum in North America with our retail partners. Consolidated gross margin and profit improved sequentially and year-over-year.
The Company expects the strong positive results we experienced in the third quarter to continue into the fourth quarter, driven by continued momentum in both The Americas Group and North American industrial end markets, continued price realization, good cost control, and softer year-over-year comparisons. In the near term, our team will continue to remain focused on new account growth, expanding product offerings to existing customers and managing expenses tightly, given interest rate actions designed to slow U.S. demand and the expectations of continued macro headwinds in Europe and China into next year. The trajectory of raw material costs is trending favorably as we exit the year, although the pace and level of potential relief next year is difficult to project. We remain confident in our strategy, our capabilities and solutions, and our people.
We maintained our disciplined capital allocation approach, focused on driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions, and investments that fit our growth strategy, and we expect to use any excess cash to make open market purchases of our common stock. We have a strong liquidity position, with $130.5 million in cash and $2.826 billion of unused capacity under our credit facilities at September 30, 2022. We are in compliance with bank covenants and expect to remain in compliance.
RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2022 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.

Net Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
The Americas Group	$3,602.7	$2,967.0	$635.7	21.4%	$9,589.9	$8,563.5	$1,026.4	12.0%
Consumer Brands Group	701.9	646.7	55.2	8.5%	2,139.2	2,156.3	(17.1)	(0.8)%
Performance Coatings Group	1,741.7	1,532.5	209.2	13.7%	5,186.1	4,461.3	724.8	16.2%
Administrative	1.1	0.5	0.6	120.0%	3.2	1.4	1.8	128.6%
Total	$6,047.4	$5,146.7	$900.7	17.5%	$16,918.4	$15,182.5	$1,735.9	11.4%
Three Months Ended September 30, 2022
Consolidated net sales increased in the third quarter of 2022 primarily due to selling price increases in all segments and higher architectural sales volume in The Americas Group, partially offset by lower sales volume in the Consumer Brands Group. Currency translation rate changes decreased consolidated net sales by 2.1% in the third quarter. Net sales of all consolidated foreign subsidiaries increased 4.5% to $1.064 billion in the third quarter compared to $1.019 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the third quarter was due primarily to selling price increases in the Latin America and APAC regions, partially offset by lower sales volumes in most end markets for the EMEAI region and unfavorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased 20.7% to $4.983 billion in the third quarter compared to $4.128 billion in the same period last year.
Net sales in The Americas Group increased in the third quarter due primarily to higher architectural sales volume across all end markets and selling price increases. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 20.7% in the third quarter compared to last year’s comparable period. Sales of non-paint products increased 4.9% compared to last year's third quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the third quarter due primarily to selling price increases in all regions, partially offset by lower sales volume outside of North America and continued tightness in alkyd resins impacting certain product sales in North America. Currency translation rate changes decreased the Consumer Brands Group's net sales by 1.6% in the third quarter.
Net sales in the Performance Coatings Group increased in the third quarter due to higher sales volume in most end markets, primarily attributable to selling price increases and acquisitions, partially offset by lower sales volume outside of North America. Currency translation rate changes decreased the Performance Coatings Group's net sales by 5.1% in the third quarter.
Nine Months Ended September 30, 2022
Consolidated net sales increased in the first nine months of 2022 primarily due to selling price increases in all segments and higher architectural sales volume in The Americas Group, partially offset by lower sales volume outside of North America. Currency translation rate changes decreased net sales by 1.4% in the first nine months. Net sales of all consolidated foreign subsidiaries increased 3.3% to $3.262 billion in the first nine months compared to $3.158 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries in the first nine months was due primarily to selling price increases in most end markets, partially offset by lower sales volume in the Consumer Brands Group as a result of the Wattyl divestiture and challenging prior year sales volume comparisons in the EMEAI and APAC regions, as well as unfavorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased 13.6% to $13.656 billion in the first nine months compared to $12.025 billion in the same period last year.
Net sales in The Americas Group increased in the first nine months due primarily to selling price increases and higher sales volume in all professional end markets, partially offset by lower sales volume in DIY. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 10.6% in the first nine months compared to last year’s comparable period. Sales of non-paint products increased 0.5% compared to last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased in the first nine months due primarily to the Wattyl divestiture and lower sales volumes outside of North America, partially offset by selling price increases. Currency translation rate changes decreased the Consumer Brands Group's net sales by 1.0% in the first nine months.

Net sales in the Performance Coatings Group increased in the first nine months due to higher sales in all end markets, primarily attributable to selling price increases and contributions from acquisitions. Currency translation rate changes decreased the Performance Coatings Group's net sales by 3.6% in the first nine months.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$6,047.4	100.0%	$5,146.7	100.0%	$16,918.4	100.0%	$15,182.5	100.0%
Cost of goods sold	3,458.0	57.2%	3,007.1	58.4%	9,827.1	58.1%	8,519.5	56.1%
Gross profit	2,589.4	42.8%	2,139.6	41.6%	7,091.3	41.9%	6,663.0	43.9%
SG&A	1,528.6	25.3%	1,368.9	26.6%	4,455.2	26.3%	4,132.6	27.2%
Other general (income) expense - net	(14.4)	(0.2)%	(1.1)	—%	(7.5)	—%	111.2	0.7%
Amortization	81.3	1.3%	76.2	1.5%	237.8	1.4%	233.2	1.5%
Interest expense	101.2	1.6%	83.1	1.6%	282.5	1.6%	249.8	1.7%
Interest income	(2.6)	—%	(0.7)	—%	(4.8)	—%	(1.9)	—%
Other expense (income) - net	18.1	0.3%	1.7	—%	49.9	0.3%	(1.6)	—%
Income before income taxes	$877.2	14.5%	$611.5	11.9%	$2,078.2	12.3%	$1,939.7	12.8%
Three Months Ended September 30, 2022
Consolidated cost of goods sold increased $450.9 million, or 15.0%, in the third quarter of 2022 compared to the same period in 2021 primarily due to higher sales volume in The Americas Group and higher raw material costs (including titanium dioxide and petrochemical feedstock sources), freight and transportation, and other input costs, partially offset by lower sales volume outside of North America in the Consumer Brands Group and favorable currency translation rate changes. Currency translation rate changes decreased Cost of goods sold by 2.7% in the third quarter of 2022.
Consolidated gross profit increased $449.8 million in the third quarter of 2022 compared to the same period in 2021. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter to 42.8% compared to 41.6% during the same period in 2021. Consolidated gross profit dollars increased primarily due to selling price increases in all Reportable Segments and higher sales volume in The Americas Group, partially offset by higher raw material costs in each Reportable Segment and lower sales volume in the Consumer Brands Group. The gross margin rate decreased primarily as a result of higher raw material costs and supply chain inefficiencies in each Reportable Segment.
The Americas Group’s gross profit in the third quarter was higher than the same period last year by $284.5 million due primarily to selling price increases and higher sales volume in all architectural paint end markets, partially offset by higher raw material costs. The Americas Group’s gross profit as a percent of net sales decreased in the third quarter compared to the same period in 2021 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit increased by $18.3 million in the third quarter compared to the same period last year due primarily to selling price increases, partially offset by higher raw material costs, lower sales volume and supply chain inefficiencies. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the third quarter compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $141.1 million in the third quarter compared to the same period last year due primarily to selling price increases, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of net sales increased in the third quarter compared to the same period last year primarily due to selling price increases, partially offset by higher raw material costs.
Consolidated selling, general and administrative expenses (SG&A) increased $159.7 million in the third quarter versus the same period last year due primarily to increased expenses to support net new store openings and investments in digital technologies and system upgrades, partially offset by favorable currency translation rate changes. As a percent of net sales, consolidated SG&A decreased 130 basis points in the third quarter compared to the same period last year primarily due to good cost control.
The Americas Group’s SG&A increased $157.2 million in the third quarter compared to the same period last year due primarily to increased spending from new store openings and higher costs to serve our customers. The Consumer Brands Group’s SG&A decreased $1.2 million in the third quarter compared to the same period last year due to lower marketing spend and good cost control. The Performance Coatings Group’s SG&A increased $10.7 million in the third quarter compared to the same period last year primarily due to acquisitions, partially offset by good cost control and favorable currency translation rate changes. The Administrative segment’s SG&A decreased $7.0 million in the third quarter compared to the same period last year due primarily to lower investments in digital technologies.
In the third quarter of 2022, Other general (income) expense - net improved $13.3 million compared to the same period in 2021 primarily due to higher gains from the sale and disposition of fixed assets, partially offset by an increase in provisions for environmental matters in the Administrative segment. See Note 15 of Item 1 for additional information.
Interest expense increased $18.1 million in the third quarter compared to the same period last year due primarily to higher interest rates and an increase in outstanding debt. See Note 6 of Item 1 for additional information on the Company’s outstanding debt.
In the third quarter of 2022, Other expense (income) - net declined $16.4 million compared to the same period in 2021 primarily due to higher foreign currency transaction related losses in the Administrative segment. See Note 15 of Item 1 for additional information.
Nine Months Ended September 30, 2022
Consolidated cost of goods sold increased $1.308 billion, or 15.3%, in the first nine months of 2022 compared to the same period in 2021 primarily due to higher sales volume in The Americas Group and higher raw material costs (including titanium dioxide and petrochemical feedstock sources), supply chain inefficiencies, freight and transportation, and other input costs, partially offset by lower sales volume in the Consumer Brands Group, as well as favorable currency translation rate changes. Currency translation rate changes decreased Cost of goods sold by 1.9% in the first nine months of 2022.
Consolidated gross profit increased $428.3 million in the first nine months of 2022 compared to the same period in 2021. Consolidated gross profit as a percent of consolidated net sales decreased in the first nine months to 41.9% compared to 43.9% during the same period in 2021. Consolidated gross profit dollars increased primarily due to selling price increases in each Reportable Segment and higher sales volume in The Americas Group, partially offset by higher raw material costs in each Reportable Segment and lower sales volumes in the Consumer Brands Group. The gross margin rate decreased primarily as a result of higher raw material costs in each Reportable Segment and supply chain inefficiencies in the Consumer Brands Group.
The Americas Group’s gross profit in the first nine months was higher than the same period last year by $263.9 million due primarily to selling price increases and higher sales volume, partially offset by higher raw material costs. The Americas Group’s gross profit as a percent of net sales decreased in the first nine months compared to the same period in 2021 primarily due to higher raw material costs. The Consumer Brands Group’s gross profit decreased by $84.2 million in the first nine months compared to the same period last year due primarily to lower sales volume (including the impact from the Wattyl divestiture), higher raw material costs and supply chain inefficiencies. The Consumer Brands Group’s gross profit as a percent of net sales decreased in the first nine months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $242.4 million in the first nine months compared to the same period last year due primarily to higher selling prices, partially offset by higher raw material costs and unfavorable currency translation rate changes. The Performance Coatings Group’s gross profit as a percent of net sales increased in the first nine months compared to the same period last year primarily due to higher selling prices, partially offset by higher raw material costs.
Consolidated SG&A increased $322.6 million in the first nine months versus the same period last year due primarily to increased expenses to support net new store openings and investments in digital technologies and system upgrades, partially offset by favorable currency translation rate changes. As a percent of net sales, consolidated SG&A decreased 90 basis points in the first nine months compared to the same period last year primarily due to good cost control.
The Americas Group’s SG&A increased $208.9 million in the first nine months compared to the same period last year due primarily to increased spending from new store openings, higher costs to serve our customers and investments in information systems. The Consumer Brands Group’s SG&A increased $40.7 million in the first nine months compared to the same period last year due to higher marketing spend and investments in customer programs. The Performance Coatings Group’s SG&A increased $47.6 million in the first nine months compared to the same period last year due primarily to acquisitions and to support higher sales levels, partially offset by good cost control and favorable currency translation rate changes. The Administrative segment’s SG&A increased $25.4 million in the first nine months compared to the same period last year due primarily to integration costs related to acquisitions and higher investments in digital technologies.
In the first nine months of 2022, Other general (income) expense - net improved $118.7 million compared to the same period in 2021 primarily due to the recognition of a $111.9 million loss on the Wattyl divestiture in the Administrative segment in the first quarter of 2021. See Note 15 of Item 1 for additional information.

For information on the amortization of acquired intangible assets and related impairment considerations, see Note 5 of Item 1 and Note 5 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Interest expense increased $32.7 million in the first nine months of 2022 compared to the same period last year due primarily to higher interest rates and an increase in outstanding debt. See Note 6 of Item 1 for additional information on the Company’s outstanding debt.
In the first nine months of 2022, Other expense (income) - net declined $51.5 million compared to the same period in 2021 primarily due to lower returns on investments held in the Administrative segment and higher foreign currency transaction related losses. See Note 15 of Item 1 for additional information.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Income Before Income Taxes:
The Americas Group	$764.1	$631.5	21.0%	$1,909.9	$1,838.8	3.9%
Consumer Brands Group	94.9	75.8	25.2%	223.3	342.3	(34.8)%
Performance Coatings Group	236.3	110.4	114.0%	577.6	399.0	44.8%
Administrative	(218.1)	(206.2)	(5.8)%	(632.6)	(640.4)	1.2%
Total	$877.2	$611.5	43.5%	$2,078.2	$1,939.7	7.1%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	21.2%	21.3%		19.9%	21.5%
Consumer Brands Group	13.5%	11.7%		10.4%	15.9%
Performance Coatings Group	13.6%	7.2%		11.1%	8.9%
Administrative	nm	nm		nm	nm
Total	14.5%	11.9%		12.3%	12.8%

nm - not meaningful
Income Tax Expense
The effective tax rate was 21.9% for the third quarter of 2022 compared to 17.9% for the third quarter of 2021, and 21.4% for the first nine months of 2022 compared to 19.6% for the first nine months of 2021. The effective tax rate was less favorably impacted by tax benefits related to employee share based payments in the third quarter and first nine months of 2022 than in the same periods last year. The other significant components of the Company's tax rate were consistent year over year. See Note 16 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the third quarter of 2022 increased 39.4% to $2.62 per share compared to $1.88 per share in the third quarter of 2021. Diluted net income per share for the third quarter of 2022 included a $0.21 per share charge for acquisition-related amortization expense. Diluted net income per share for the third quarter of 2021 included a $0.21 per share charge for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.04 in the third quarter.
Diluted net income per share for the first nine months of 2022 increased 7.0% to $6.23 per share compared to $5.82 per share in the first nine months of 2021. Diluted net income per share for the first nine months of 2022 included a $0.61 per share charge for acquisition-related amortization expense. Diluted net income per share for the first nine months of 2021 included a $0.34 per share loss from the Wattyl divestiture and a $0.64 per share charge for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.06 in the first nine months.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at September 30, 2022. During the first nine months of 2022, the Company generated $1.279 billion in net operating cash despite increasing working capital requirements as a result of higher selling prices and raw material costs. During the first nine months of 2022, the Company’s EBITDA increased 6.5% to $2.793 billion. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents decreased $35.2 million during the first nine months of 2022. Cash flow from operations, along with increased short-term borrowings and long-term debt, funded normal seasonal working capital increases and allowed the Company to return $1.214 billion to shareholders in the form of share buybacks and cash dividends, repay $260.3 million in long-term debt, and close acquisitions with an aggregate purchase price of $649.1 million during the first nine months of 2022.
At September 30, 2022, the Company had cash and cash equivalents of $130.5 million and total debt outstanding of $10.535 billion. Total debt, net of cash and cash equivalents, was $10.404 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as total current assets less total current liabilities, increased $1.121 billion to a surplus of $21.2 million at September 30, 2022 compared to a deficit of $1.100 billion at September 30, 2021. The net working capital increase is due to an increase in current assets and a decrease in current liabilities.
Current asset balances increased $738.8 million at September 30, 2022 compared to September 30, 2021 primarily due to an increase in inventories of $731.8 million due to higher raw material costs and an increase in accounts receivable of $299.6 million due to higher sales, partially offset by a decrease in cash and cash equivalents of $182.8 million and a decrease in other current assets of $109.8 million primarily related to prepaid expenses and refundable income taxes.
Current liability balances decreased $382.5 million at September 30, 2022 compared to September 30, 2021 primarily due to a decrease in current debt as current portion of long-term debt decreased $661.5 million, partially offset by an increase in short-term borrowings of $235.8 million. Excluding short-term borrowings and the current portion of long-term debt, current liabilities increased $43.2 million primarily due to the timing of payments related to accounts payable and accrued taxes. At September 30, 2022, the Company’s current ratio was 1.00 compared to 0.88 and 0.83 at December 31, 2021 and September 30, 2021, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $173.9 million in the first nine months of 2022 and increased $214.0 million in the twelve months since September 30, 2021. The increase in the first nine months was primarily due to capital expenditures of $397.5 million and incremental assets recognized through acquisitions of $46.9 million, partially offset by depreciation expense of $194.8 million, unfavorable changes in foreign currency translation of $52.8 million and the sale or disposition of fixed assets of $22.9 million. Since September 30, 2021, the increase was primarily due to capital expenditures of $521.5 million and incremental assets recognized through acquisition of $75.2 million, partially offset by depreciation expense of $258.1 million, unfavorable changes in foreign currency translation of $98.6 million and sale or disposition of fixed assets of $26.0 million.
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
Goodwill and Intangible Assets
Goodwill and intangible assets increased $140.4 million from December 31, 2021 and increased $211.4 million from September 30, 2021. The net increase during the first nine months of 2022 was primarily due to incremental goodwill and intangible assets recognized from acquisitions of $600.7 million and capitalized software of $13.2 million, partially offset by amortization of $237.8 million and foreign currency translation of $235.7 million. The net increase over the twelve month period from September 30, 2021 was primarily due to incremental goodwill and intangible assets recognized from acquisitions of $765.9 million and capitalized software of $13.2 million, partially offset by amortization of $314.1 million and foreign currency translation of $253.6 million.

See Note 3 in Item 1 for additional information on the Company’s recognition of incremental goodwill and intangible assets in the current year in connection with recent acquisitions. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company's goodwill and intangible assets, including impairment testing of these assets.
Other Assets
Other assets increased $168.9 million from December 31, 2021 and increased $266.4 million from September 30, 2021. The increase in the first nine months was primarily due to an increase in other investments and the net investment hedge asset, partially offset by the sale of investments to fund the Company’s domestic defined contribution plan. The increase from September 30, 2021 was primarily due to an increase in other investments (including an increase in deferred pension assets), the net investment hedge asset and deferred tax assets, partially offset by the sale of investments to fund the Company’s domestic defined contribution plan. See Notes 13 and 19 in Item 1 for additional information on the Company’s investments.
Debt (including Short-term borrowings)

	September 30,	December 31,	September 30,
	2022	2021	2021
Long-term debt (including current portion)	$9,589.5	$8,851.5	$8,267.0
Short-term borrowings	945.2	763.5	709.4
Total debt outstanding	$10,534.7	$9,615.0	$8,976.4
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In August 2022, the Company issued $600.0 million of 4.050% Senior Notes due 2024 and $400.0 million of 4.250% Senior Notes due 2025 in a public offering. The net proceeds from the issuance of these notes were used to repay borrowings outstanding under the Company’s credit agreement dated May 9, 2016, as amended, and domestic commercial paper program.
On August 30, 2022, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.250 billion credit agreement (New Credit Agreement). The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The New Credit Agreement replaced the $2.000 billion credit agreement dated June 29, 2021, as amended, which was terminated effective August 30, 2022. The New Credit Agreement will mature on August 30, 2027 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the New Credit Agreement provides that the Borrowers may increase the aggregate size of the facility up to an additional amount of $750.0 million, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million.
The Company had unused capacity under its various credit agreements of $2.826 billion at September 30, 2022. See Note 6 in Item 1 of this report for additional information.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2021 and September 30, 2021. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes decreased $76.4 million from December 31, 2021, and decreased $109.7 million from September 30, 2021, primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2022. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2022. See Note 8 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
During the first nine months of 2022, the Company completed the acquisition of a domestic floor coatings company and three European coatings companies. The acquired businesses will be reported within the Company’s Performance Coatings Group. The Company funded the acquisitions, totaling approximately $649.1 million, through cash generated from operating activities and borrowings under committed credit agreements.
During the third quarter of 2022, the Company signed an agreement to acquire Industria Chimica Adriatica S.p.A. (ICA), an Italian designer, manufacturer and distributor of industrial wood coatings with global operations and production facilities in Italy and Poland. The transaction is subject to customary closing conditions and is expected to close by the end of 2022.
Except for the acquisitions discussed above and in Note 3 of Item 1, and the debt transactions discussed above and in Note 6 of Item 1, there have been no other significant changes to the Company’s contractual obligations and commercial commitments in the first nine months of 2022 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	September 30,	December 31,	September 30,
	2022	2021	2021
Total shareholders’ equity	$2,597.8	$2,437.2	$2,690.3
Shareholders’ equity increased $160.6 million during the first nine months of 2022 as a result of net income of $1,633.8 million and an increase in Other capital of $126.6 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $773.1 million of Treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $462.9 million and a decrease in Accumulated other comprehensive loss of $364.1 million.
Shareholders’ equity decreased $92.5 million since September 30, 2021 as a result of $1.380 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $607.1 million, partially offset by net income of $1.938 billion and an increase in Other capital of $231.5 million primarily associated with stock-based compensation expense and stock option exercises.
During the first nine months of 2022, the Company purchased 2.75 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2022 to purchase 45.8 million shares of its common stock.
In February 2022, the Company's Board of Directors increased the quarterly cash dividend from $.55 per share to $.60 per share. This quarterly dividend was approved in all subsequent quarters and will result in an annual dividend for 2022 of $2.40 per share or a 34% payout of 2021 diluted net income per share.
Cash Flow
Net operating cash for the nine months ended September 30, 2022 was a cash source of $1.279 billion compared to a cash source of $2.051 billion for the same period in 2021. The decrease in net operating cash was primarily due to an increase in cash requirements for working capital.

Net investing cash usage increased $823.8 million in the first nine months of 2022 to a usage of $1.051 billion compared to a usage of $226.7 million for the same period in 2021 primarily due to an increase in cash used for acquisitions and capital expenditures, as well as the proceeds received from the Wattyl divestiture in the prior year. See Note 3 in Item 1 for additional information on acquisitions.
Net financing cash usage decreased $1.474 billion in the first nine months of 2022 to a usage of $263.6 million from a usage of $1.738 billion for the same period in 2021 primarily due to lower level of cash used for treasury stock purchases and an increase in net proceeds from debt (including short-term borrowings and long-term debt).
In the twelve month period from October 1, 2021 through September 30, 2022, the Company generated net operating cash of $1.473 billion, used $1,300.2 million in investing activities and used $359.9 million in financing activities.
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
See Note 12 in Item 1 for disclosures related to the $662.7 million of outstanding U.S. Dollar to Euro cross currency swap contracts designed to hedge the Company’s net investment in its European subsidiaries and $194.5 million of outstanding foreign currency forward contracts not designated as hedging instruments.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At September 30, 2022, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the Company’s debt and related covenant.
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

The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$685.1	$502.2	$1,633.8	$1,560.4
Interest expense	101.2	83.1	282.5	249.8
Income taxes	192.1	109.3	444.4	379.3
Depreciation	64.5	63.4	194.8	199.8
Amortization	81.3	76.2	237.8	233.2
EBITDA	$1,124.2	$834.2	$2,793.3	$2,622.5
Loss on divestiture	—	—	—	111.9
Adjusted EBITDA	$1,124.2	$834.2	$2,793.3	$2,734.4
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the nine months ended September 30, 2022, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s third quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	50,000	$241.09	50,000	45,975,000

August 1 - August 31
Share repurchase program (1)	100,000	$238.22	100,000	45,875,000

September 1 - September 30
Share repurchase program (1)	50,000	$233.70	50,000	45,825,000
Employee transactions (2)	277	$233.48		N/A

Quarter Total
Share repurchase program (1)	200,000	$237.81	200,000	45,825,000
Employee transactions (2)	277	$233.48
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.
Item 5. Other Information.
None.

Item 6. Exhibits.

4.1
Indenture, dated August 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

4.2
First Supplemental Indenture, dated August 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

4.3
Second Supplemental Indenture, dated August 10, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

4.4
Credit Agreement, dated August 30, 2022, by and among the Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2022, and incorporated herein by reference.

4.5
Amendment No. 4 to the Amended and Restated Credit Agreement, dated August 15, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2022, and incorporated herein by reference.

4.6
Amendment No. 5 to the Amended and Restated Credit Agreement, dated August 26, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2022, and incorporated herein by reference.

4.7
Amendment No. 6 to the Amended and Restated Credit Agreement, dated September 8, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 8, 2022, and incorporated herein by reference.

4.8
Amendment No. 7 to the Amended and Restated Credit Agreement, dated September 14, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 25, 2022	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

October 25, 2022	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer