Form 10-K
period 2022-12-31
SHERWIN WILLIAMS CO
filed 2023-02-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐        No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2022 was $57,920,449,955 (computed by reference to the price at which the common stock was last sold on such date).
At January 31, 2023, 258,442,281 shares of common stock were outstanding, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2023 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022 are incorporated by reference into Part III of this report.

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
Available Information
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). You may access these documents on our Investor Relations website, investors.sherwin.com.
We also make available free of charge on our website our Corporate Governance Guidelines, our Director Independence Standards, our Code of Conduct and the charters of our Audit Committee, our Compensation and Management Development Committee and our Nominating and Corporate Governance Committee. You may access these documents on our Investor Relations website, investors.sherwin.com.
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company has three reportable operating segments: The Americas Group, Consumer Brands Group and Performance Coatings Group (individually, a “Reportable Segment” and collectively, the “Reportable Segments”). The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see Note 23 to the Consolidated Financial Statements in Item 8.
The Americas Group
The Americas Group consisted of 4,931 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2022. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. In addition to our stores in the Latin America region, The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment.
Consumer Brands Group
The Consumer Brands Group manufactures and supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in China and Europe. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 67% of the total sales of the Consumer Brands Group in 2022 were intersegment transfers of products primarily sold through The Americas Group. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures at sites currently in operation.
Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 317 company-

operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment.
Administrative Segment
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment is interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters and other expenses which are not directly associated with the Reportable Segments. The Administrative segment does not include any significant foreign operations. Also included in the Administrative segment is the operations of a real estate management unit that is responsible for the ownership, management, and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Sales of this segment represent external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. Material gains and losses from the sale of property are infrequent and not a significant operating factor in determining the performance of the Administrative segment.
Raw Materials and Products Purchased for Resale
Raw materials and products purchased for resale make up the majority of our consolidated cost of goods sold. Raw materials may vary considerably by the specific paint or coating being manufactured but can generally be divided into the following categories: resins and latex, pigments, additives, solvents, and metal or plastic containers. A significant portion of these raw materials are derived from various upstream petrochemical and related commodity feedstocks, notably propylene. Raw materials are sourced from multiple suppliers globally, typically within the geographic region where our products are being manufactured. A portion of specialized resins and other products are manufactured in house. We also purchase a variety of products for resale that are highly complementary to our paint and coating offerings, notably spray equipment and parts, floorcovering, and assorted sundries. We attempt, if feasible, to mitigate our potential risk associated with the sourcing of our raw materials and other products through inventory management, strategic relationships with key suppliers, alternative sourcing strategies and long-term investments to expand our manufacturing capabilities. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
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
•The Americas Group: Sherwin-Williams®, A-100®, Builders Solution®, Captivate®, Cashmere®, Colorgin®, Condor®, Duration®, Emerald®, Kem Tone®, Latitude®, Loxon®, Metalatex®, Novacor®, Painters Edge Plus™, ProClassic®, ProCraft®, Pro Industrial™, ProMar®, SuperDeck®, SuperPaint®, Woodscapes®
•Consumer Brands Group: Cabot®, Dupli-Color®, Dutch Boy®, Geocel®, HGTV HOME® by Sherwin-Williams, Huarun®, Krylon®, Minwax®, Purdy®, Ronseal®, Thompson’s® WaterSeal®, Valspar®, White Lightning®
•Performance Coatings Group: Sherwin-Williams®, Acrolon®, AcromaPro®, ATX®, DeBeer Refinish®, Duraspar®, EcoDex®, Envirolastic®, Excelo®, EzDex®, Fastline®, Firetex®, Fluropon®, Heat-Flex®, House of Kolor®, Huarun®, Inver®, Kem Aqua®, Lazzuril®, Macropoxy®, Martin Senour®, Matrix Edge®, M.L. Campbell®, Octoral®, PermaClad®, Polane®, Powdura®, Sayerlack®, Sher-Wood®, Sumaré®, Ultra 9K®, Ultra 7000®, ValPure®, Valspar®

Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, The Americas Group and the Performance Coatings Group derive a portion of their income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not typically significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. During 2022, we experienced raw material shortages and labor constraints that impacted our production and ability to meet customer orders. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products during 2023.
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
Human Capital Resources
The success of our business and ability to execute on our strategy depend in large part on our ability to attract, retain, develop and progress a diverse population of qualified employees at all levels of our organization. At December 31, 2022, we employed 64,366 people worldwide, of which 75% were in the United States and 25% were in other global regions.
Our commitment to our people is embedded in the Company’s corporate purpose and guiding values. Through our purpose, we strive to inspire and improve the world by coloring and protecting what matters. Our employees are instrumental in fulfilling this purpose through the development, manufacture, distribution and sale of innovative paint and coatings products. The Company’s seven guiding values — integrity, people, service, quality, performance, innovation and growth — drive how we fulfill our purpose, emphasize the importance of our global workforce and serve as the foundation of our culture of excellence.
We have developed key strategies, objectives and measures as part of the overall management of our business that support our global workforce and enable us to attract, retain, develop and progress top talent in a competitive labor market. These strategies, objectives and measures are advanced through programs, policies and initiatives focused on inclusion, diversity and equity (ID&E), talent acquisition and employee engagement, occupational health and safety and total rewards, which includes compensation and benefits programs and practices.
Inclusion, Diversity and Equity. We strive to foster a culture of inclusion and belonging where differences are welcomed, appreciated and celebrated to positively impact our people and business. Reflected in the Company’s Code of Conduct and reinforced through our actions, training and attitudes, fostering an inclusive culture is a moral and business imperative. The building blocks of our ID&E strategy include:
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
Creating a supportive, welcoming environment across our global footprint is the shared responsibility of all employees, including our senior leaders. Each year, our senior leaders attend an ID&E education and training session to assist us in maintaining our commitment to leading with inclusion and leveraging the diversity of our workforce. During 2022, we held our annual CEO Forums on Inclusion, which are designed to encourage open discussions with employees that are led by our Chief Executive Officer and other senior leaders about opportunities to advance our culture of inclusion and belonging. We also continued our focus on driving allyship and empathy through conscious inclusion training across our global workforce and elevating the visibility and prominence of our Employee Resource Groups (ERGs). These voluntary, employee-led networks are organized around a shared underrepresented demographic, and membership spans across 250 chapters globally. ERGs bring together employees from various groups, divisions and functional teams to foster more inclusive workplaces, create greater synergy around business objectives and serve as a hub for professional development and mentorship opportunities that enable our employees to thrive and find long-term success at Sherwin-Williams.
Talent Acquisition and Employee Engagement. Through our integrated talent management strategy, we strive to attract, retain, develop and progress a workforce that embraces our culture of inclusion and reflects our diversity efforts. This strategy connects major milestones in the employee journey, including talent acquisition, onboarding, performance management, leadership and management development, succession and career progression, and is supported by our focus on employee engagement, ID&E, workforce analytics and human resources information technology governance. The Company’s early talent programs, including our management trainee program and similar programs across our global business, play a critical role in attracting, developing and advancing a diverse pipeline of talent. During 2022, we hired approximately 1,400 college graduates through our management trainee program as part of our long-term growth initiatives. We also partner with various colleges and universities, including Historically Black Colleges and Universities and Hispanic-Serving Institutions, to attract women, underrepresented racial or ethnic groups, individuals with disabilities, veterans and other candidates into the talent pipeline.
We invest in our people by providing learning and employee networking opportunities, including through our ERGs, to drive retention, development and engagement and help employees excel in their current and future roles. During 2022, our employees completed thousands of hours of online and instructor-led courses across a broad range of categories, including leadership, ID&E, professional skills, technical and compliance. We measure our progress toward creating an inclusive culture that empowers employees to learn, grow and achieve their aspirations by conducting periodic pulse surveys and our global engagement survey, which we first conducted during 2021 and expect to conduct every other year. We are focused on using these survey results to drive continued progress with our efforts.
Occupational Health and Safety. Providing safe and healthy working environments for our employees is a core value. We have a consistent focus on Environmental, Health and Safety excellence that promotes employee health and safety, process safety, and occupational health, including evaluation and implementation of reasonable preventative measures to reduce workplace injuries and illness. We strive for incident-free workplaces — continuously assessing and improving the programs that are in place to help keep our employees, customers and communities safe.
Since the onset of the COVID-19 pandemic, we have implemented modifications throughout our business and health and safety programs designed to protect the health and well-being of our employees and customers. These efforts have included, and may continue to include where necessary and appropriate, enhanced cleaning and sanitation procedures and return to work protocols. These efforts also continue to include permitting remote, alternate and flexible work arrangements where possible to promote increased flexibility and support employee health and safety, while maintaining our focus on innovation, collaboration, and engagement.
Total Rewards. We prioritize the fair, consistent and equitable treatment of our employees in relation to working conditions, wages, benefits, policies and procedures. The Company’s policies and programs are designed to respond to the needs of our employees in a manner that provides a safe, professional, efficient and rewarding workplace. Our total rewards programs are designed to offer competitive compensation, comprehensive benefits and other programs to support employees’ growth, both personally and professionally, and the diverse needs and well-being of our employees worldwide.
Over the past few years, we have enhanced certain of the Company’s benefits and practices to support the health and well-being of our employees through the COVID-19 pandemic and other challenges. Our enhanced benefits have included tele-health, paid sick leave, family leave and voluntary leave of absence policies and programs. We also have rewarded our employees’ resiliency and hard work and made changes in our business to encourage retention, including through wage increases, reduced store hours and employee benefits enhancements. During 2022, we continued enhancing the benefits we provide to our employees, including by extending our employee assistance program to our global workforce. The program provides mental health and well-being, family, career, lifestyle, legal and financial resources, tools and services designed to support our employees across all aspects of their lives.
Regulatory Compliance
For additional information regarding environmental-related matters, see Notes 1, 11 and 20 to the Consolidated Financial Statements in Item 8.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Letter to Shareholders” and elsewhere in this report constitute “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “believe,” “expect,” “may,” “will,” “should,” “project,” “could,” “plan,” “goal,” “target,” “potential,” “seek,” “intend,” “aspire,” “strive” or “anticipate” or the negative thereof or comparable terminology.
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
•disruptions in the supply chain, including those caused by industry capacity constraints, labor shortages, raw material availability, and transportation and logistics delays and constraints;
•adverse weather conditions or natural disasters, including those that may be related to climate change or otherwise, and public health crises, including the COVID-19 pandemic;
•losses of or changes in our relationships with customers and suppliers;
•competitive factors, including pricing pressures and product innovation and quality;
•our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;
•our ability to achieve expected benefits of restructuring and productivity initiatives;
•weakening of global credit markets and our ability to generate cash to service our indebtedness;
•risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets, including general economic conditions, policy changes affecting international trade, political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict (including the ongoing conflict between Russia and Ukraine), war and other economic and political factors;
•the achievement of growth in foreign markets, such as Asia, Europe and South America;
•cybersecurity incidents and other disruptions to our information technology systems and operations;
•our ability to protect or enforce our material trademarks and other intellectual property rights;
•our ability to attract, retain, develop and progress a qualified global workforce;
•damage to our business, reputation, image or brands due to negative publicity;
•increasingly stringent domestic and foreign governmental regulations, including those affecting health, safety and the environment;
•inherent uncertainties involved in assessing our potential liability for environmental-related activities;
•other changes in governmental policies, laws and regulations, including changes in tariff policies, as well as changes in accounting policies and standards and taxation requirements (such as new or revised tax laws or interpretations); and

•the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto.
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
ITEM 1A.    RISK FACTORS
The risks described below and in other documents we file from time to time with the SEC could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. While we believe we have identified and discussed below the key risks affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, results of operations, cash flow, liquidity or financial condition in the future. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
ECONOMIC AND STRATEGIC RISKS
Adverse changes in general business and economic conditions in the United States and worldwide may adversely affect our results of operations, cash flow, liquidity or financial condition.
Our business is sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide may reduce the demand for some of our products, adversely impact our ability to predict and meet any future changes in the demand for our products, and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions, changing governmental policies, laws and regulations, business disruptions due to cybersecurity incidents, terrorist activity, armed conflict (including the ongoing conflict between Russia and Ukraine), war, public health crises (including the COVID-19 pandemic), adverse weather conditions or natural disasters (including those that may be related to climate change or otherwise), supply chain disruptions (including those caused by industry capacity constraints, labor shortages, raw material availability, and transportation and logistics delays and constraints), and other economic factors have in the past and could in the future adversely affect demand for some of our products, our ability to predict and meet any future changes in the demand for our products, the availability, delivery or cost of raw materials, our ability to adequately staff and maintain operations at affected facilities and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers. With respect to inflation in particular, we expect inflationary pressure to impact consumer behavior during 2023, including in the United States and Europe housing markets and as a result of elevated mortgage rates. Any such shift in consumer behavior could adversely affect the demand for some of our products and our results of operations, cash flow, liquidity or financial condition.
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
In response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022 and since then, has signaled it expects to make additional rate increases. We expect inflationary pressure to impact consumer behavior during 2023, particularly in the United States and Europe housing markets and as a result of elevated mortgage rates. Rising interest rates and any such shift in consumer behavior may adversely affect the demand for new residential homes, existing home turnover and new non-residential construction. A worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
In the U.S. construction and housing segments, we continue to see project backlogs due to contractors experiencing a shortage of skilled workers, resulting in an adverse effect on the growth rate of demand for our products. While we would typically expect to see higher demand for our products as project backlogs are reduced in the future, rising inflation and other economic conditions may delay a recovery in demand, which may result in the labor shortage and such other conditions adversely impacting our sales, earnings, cash flow or financial condition.
Public health crises, including pandemics and the measures taken by public health and governmental authorities to address them, could adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future.
Our business, results of operations, cash flow and financial condition were adversely affected by the COVID-19 pandemic, including the impacts resulting from efforts by public health and governmental authorities to contain and combat the outbreak and spread of COVID-19. The pandemic caused us to make significant changes throughout our business designed to protect the health and well-being of our employees and customers. These changes resulted in additional costs and adversely impacted our business and financial performance. We continue to evaluate the changes we have made in our business and work with public health, government and other authorities and organizations, as necessary and appropriate, to maintain our operations and support the health and well-being of our employees, customers and their families. The pandemic also severely impacted the global economy (and continues to impact certain regional economies more than others), disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which have adversely affected our business, including as a result of occasional, temporary disruptions and closures of some of our facilities, shifts in consumer behaviors and preferences and impacts in the demand for some of our products.
Public health crises (including the COVID-19 pandemic if current conditions were to worsen for an extended period) and the measures taken by public health and governmental authorities to address them, could adversely impact our business, results of operations, cash flow, liquidity and financial condition in the future. The extent of the impact of any public health crisis to our business will depend on numerous factors that we may not be able to predict or control, including, but not limited to: (a) the duration, severity and scope of the crisis, including the spread of new virus strains and variants; (b) rapidly-changing governmental and public health directives to address it; (c) the development, availability, effectiveness and distribution of treatments and vaccines; (d) the extent and duration of its adverse and/or volatile effects on economic and social activity, supply chain logistics, inflationary pressures, consumer confidence, discretionary spending and preferences, labor and healthcare costs, labor markets and unemployment rates; (e) our ability to sell, provide and meet the demand for our services and products; (f) any temporary reduction in our workforce or closures of our offices and facilities and our ability to adequately staff and maintain our operations; (g) the ability of our customers and suppliers to continue their operations; and (h) any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions.
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
Although we have available credit facilities to fund our current operating needs, we cannot be certain we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Downgrades in these ratings likely would increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
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
At December 31, 2022, we had total debt of approximately $10.570 billion, which is an increase of $954.7 million since December 31, 2021. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general business, economic, financial, competitive, legislative, regulatory and other factors beyond our control, including public health crises, such as the COVID-19 pandemic, adverse weather conditions or natural disasters (including those that may be related to climate change or otherwise), supply chain disruptions, changes in raw material and energy supplies and pricing and related impacts. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
The degree to which we are leveraged could have important consequences for shareholders. For example, it could:
•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other long-term growth initiatives and general corporate purposes;
•increase our vulnerability to adverse business, economic or industry conditions;
•limit our ability to obtain additional financing in the future to enable us to react to changes in our business or general business, economic or industry conditions; or
•place us at a competitive disadvantage compared to businesses in our industry that have less debt.
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
We purchase raw materials (including petrochemical-derived resins, latex and solvents, titanium dioxide and various additives) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs, supply chain disruptions, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise), or public health crises have disrupted, and may in the future disrupt, the availability of raw material and fuel supplies, adversely impact our ability to meet customer demands for some of our products or adequately staff and maintain operations at affected facilities and increase our costs. In addition, environmental and social regulations, including regulations related to climate change or otherwise, may negatively impact us or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy.
Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow. In the event we experience supply chain disruptions from our suppliers, we may not be able to timely shift to internal production or secure alternate sources in order to prevent significant impacts to our business, or we may experience quality issues with raw materials and energy sourced from alternate sources. During 2022, industry-wide shortages of alkyd resins impacted our ability to manufacture and meet the demand of some of our products, including certain stains, aerosols and industrial products. If these shortages continue or worsen, and we are unable to offset the shortages through internal production or alternate sources, we may experience adverse impacts to our business, including adverse effects to our earnings and cash flow.
If the cost of raw materials and energy increases, we may not be able to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. In recent years, some raw material and energy prices have increased, particularly titanium dioxide and petrochemical feedstock sources, such as propylene and ethylene, as well as metal and plastic packaging. While we have started to see a decline in some raw material prices in recent months, the cost of raw materials and energy could continue to experience periods of volatility in the future and may adversely affect our earnings and cash flow.
Adverse weather conditions and natural disasters, including those that may be related to climate change or otherwise, may temporarily reduce the demand for some of our products, impact our ability to meet the demand for our products or cause supply chain disruptions and increased costs, and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, adverse weather conditions and natural disasters, including those that may be related to climate change or otherwise, have had or may have an adverse effect on our sales, manufacture and distribution of paint, coatings and related products. In the event adverse weather conditions or a natural disaster cause significant damage to any one or more of our principal manufacturing or distribution facilities, we may not be able to manufacture the products needed to meet customer demand, which could have an adverse effect on our sales of certain paint, coatings and related products.
Also from time to time, the impact of these risks to our suppliers have had or may have an adverse effect on our sales, manufacture and distribution of certain of our products. Adverse weather conditions or natural disasters and their impacts have resulted, and may in the future result, in industry-wide supply chain disruptions, increased raw material and other costs, and our hindered ability to manufacture the products needed to fully meet customer demand.
In any of these instances, an adverse effect on sales may cause a reduction in our earnings or cash flow.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution platform. During 2022, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer or the loss of a significant amount of sales to any one customer, the loss of any of these large customers, or the loss of significant amount of sales to any of these large customers, could have an adverse effect on our sales, earnings or cash flow.
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

Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product innovation and development (including relating to increased customer interest in the sustainability attributes of products and our related key strategies and initiatives for expanding our product offerings), breadth of product line, technical expertise, distribution, service and price are key competitive factors for our business. Competition in any of these areas, or failure to keep pace with developments in any of these areas, may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate past and future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.
We have historically made strategic acquisitions of businesses in the paint and coatings industry and likely will acquire additional businesses in the future as part of our long-term growth strategy and initiatives. During 2022, we invested $1.003 billion to complete five acquisitions. The success of past and future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event we do not successfully integrate such past and future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
We may not successfully execute or achieve the expected benefits of our current business restructuring plan or other productivity initiatives we may take in the future.
In the fourth quarter of 2022, we approved a business restructuring plan to simplify our operating model and portfolio of brands within the Consumer Brands Group and to reduce costs in all regions in the Consumer Brands Group, Performance Coatings Group and the Administrative segment. Key focus areas within the Consumer Brands Group include the China architectural business, aerosol portfolio and optimization of the overall retail portfolio. The majority of these restructuring actions are expected to be completed by the end of 2023. In the event we do not successfully execute on our restructuring plan or other productivity initiatives and are unable to realize expected benefits, our results of operations, cash flow or financial condition could be adversely affected. We discuss the restructuring plan in more detail in Note 4 to the Consolidated Financial Statements in Item 8.
Risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets could adversely affect our results of operations, cash flow, liquidity or financial condition.
Net external sales of our consolidated foreign subsidiaries totaled approximately 19.4%, 21.2% and 19.5% of our total consolidated net sales in 2022, 2021 and 2020, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, sanctions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflict (including the ongoing conflict between Russia and Ukraine), war, difficulties in staffing and managing foreign operations and other economic and political factors. In addition, public health crises (including the COVID-19 pandemic) in foreign jurisdictions may temporarily reduce the demand for some of our products and adversely affect the availability and cost of raw materials. During 2022, COVID-related lockdowns in China caused significant weakness in the demand for some of our products and adversely affected our sales in the region. Our inability to successfully manage the risks and uncertainties relating to any of these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
In many foreign countries, it is not uncommon for others to engage in certain business practices we are prohibited from engaging in because of regulations applicable to us, such as the Foreign Corrupt Practices Act and the UK Bribery Act. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and an increase in criminal and civil proceedings brought against companies and individuals. Although we have internal control policies and procedures designed to promote compliance with these regulations, there can be no assurance our policies and procedures will prevent a violation of these regulations. Any violation could cause an adverse effect on our results of operations, cash flow or financial condition.
Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.
Due to the international scope of our operations, changes in government policies on foreign trade and investment may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, which may include the United States-Mexico-Canada Agreement and EU-UK Trade and Cooperation Agreement, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.
Cybersecurity incidents and other disruptions to our information technology systems could interfere with our operations, result in the compromise or loss of critical and confidential information and severely harm our business.
We rely on information technology systems to conduct our business, including recording and processing transactions, manufacturing and selling our products, researching and developing new products, maintaining and growing our competitive position, and supporting and communicating with our employees, customers, suppliers and other vendors. These information technology systems are important to many business-critical processes including, but not limited to, production planning, manufacturing, finance, company operations, research and development, sales and customer service. Some of these systems are maintained or operated by third-party providers, including cloud-based systems. Cyber attacks and cybersecurity threats are increasingly sophisticated, constantly evolving and originate from many sources globally, and often cannot be recognized until launched against a target. Despite our efforts to prevent these threats and disruptions to our information technology systems, these systems may be affected by damage or interruption resulting from, among other causes, cyber attacks, security breaches, power outages, system failures or malware that take the form of phishing and other computer viruses, ransomware, worms, Trojan horses, spyware, adware, rogue software and other programs that act against the system user. These risks are expected to continue to be magnified due to the increased reliance on information technology systems to conduct our business, including those used in furtherance of supporting remote and hybrid in-office work environments and managing our global operations. Disruptions to these systems may impair our ability to conduct business and have a material adverse effect on our business, results of operations and financial condition.
As part of our business, we collect and handle sensitive and confidential information about our business, customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those third parties with which we do business, may be vulnerable to cyber attacks, security breaches, malware, viruses, ransomware, power outages, system failures, acts of vandalism, human or technical errors or other similar events or disruptions. Our information, facilities and systems could also be impacted by the intentional or unintentional improper conduct of our employees, vendors or others who have access to and may misappropriate sensitive and confidential information. Any such event involving the misappropriation, loss or other unauthorized disclosure of information, whether impacting us or third parties with which we do business, could result in losses, damage our reputation or relationships with customers and suppliers, expose us to the risks of litigation, regulatory action and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. We continue to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems (including through upgrades to our security and information technology systems), providing annual training for all employees (with more enhanced or frequent training based on role or responsibility), assessing the continued appropriateness of relevant insurance coverage and strengthening our controls and procedures to monitor, mitigate and respond appropriately to these threats.
The domestic and international regulatory environment related to information security, collection and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which often require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, the California Consumer Privacy Act, the California Privacy Rights Act and other international and domestic regulations, are costly and will result in additional costs in our efforts to continue to comply.
Our ability to attract, retain, develop and progress a qualified global workforce could adversely impact our business and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract and onboard qualified candidates with the requisite education, background, skills and experience and our ability to retain, develop, progress and engage qualified employees across our business, including our stores, fleet, manufacturing, research and development, information technology, corporate and other operations and functions. Competition for talent is intense, and we are facing increased wage rates and labor shortages due to a tightened labor market and other macroeconomic conditions. To the extent we are unable to remain competitive with our total rewards programs (which includes compensation and benefits programs and practices), talent management strategy, inclusive workplace culture and related inclusion, diversity and equity and employee engagement strategies, initiatives, programs and practices, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and may be unable to attract, retain, develop and progress a qualified global workforce, which could adversely affect our business and future success and impair our ability to meet our strategic objectives and the needs of our customers.

Our business, reputation, image and brands could be damaged by negative publicity.
Our reputation, image and recognized brands significantly contribute to our business and success. Our reputation and image is critical to retaining and growing our customer base and our relationships with other stakeholders. Our business and brands depend on our ability to maintain a positive perception of us and our business, including through our seven guiding values of integrity, people, service, quality, performance, innovation, and growth. Significant negative claims or publicity involving us, our business or our products, services, culture, values, strategies and practices, undermine confidence, and could materially damage our reputation and image, even if such claims are inaccurate. Damage to our reputation and image could adversely impact our ability to attract new and retain existing customers, employees and other business and stakeholder relationships. Additionally, negative or inaccurate postings, articles, or comments on social media and the internet about us could generate negative publicity that could damage our business, reputation, image and brands. Damage to our business, reputation or image, or negative publicity, could adversely affect the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
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
LEGAL AND REGULATORY RISKS
We are subject to a wide variety of complex domestic and foreign laws, rules and regulations, compliance with which could adversely affect our results of operations, cash flow or financial condition.
We are subject to a wide variety of complex domestic and foreign laws, rules and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, data privacy and cybersecurity laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. From time to time, our Company, our operations and the industries in which we operate may be reviewed or investigated by regulators, which could lead to enforcement actions or the assertion of private litigation claims and damages.
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
We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. We are affected by changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance, such as the Inflation Reduction Act enacted in August 2022. This law provides for, among other things, a corporate alternative minimum tax on adjusted financial statement income and an excise tax on corporate stock repurchases. We are continuing to evaluate the impact this new law may have on our results of operations, cash flow or financial condition. In addition, in the ordinary course of our business, we are subject to examinations and investigations by various tax authorities and other regulators. In addition to existing examinations and investigations, there could be additional examinations and investigations in the future, and existing examinations and investigations could be expanded.
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
We discuss risks and uncertainties with regard to taxes in more detail in Note 21 to the Consolidated Financial Statements in Item 8.
We are required to comply with, and may become subject to additional, numerous complex and increasingly stringent domestic and foreign health, safety and environmental (including related to climate change) laws, regulations and requirements, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.
Our operations are subject to various domestic and foreign health, safety and environmental laws, regulations and requirements, including those related to climate change, chemicals registration and management and the COVID-19 pandemic. These laws, regulations and requirements not only govern our current operations and products, but also may impose potential liability on us for our past operations.
Increased global focus on climate change may result in the imposition of new or additional regulations or requirements applicable to, and increased financial and transition risks for, our business and industry. A number of government authorities and agencies have introduced, or are contemplating, regulatory changes to address climate change, including the regulation and disclosure of greenhouse gas emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in fees or restrictions on certain activities or materials and new or additional requirements, including to fund energy efficiency activities or renewable energy use and to disclose information regarding our greenhouse gas emissions performance, renewable energy usage and efficiency, waste generation and recycling rates, climate-related risks, opportunities and oversight and related strategies and initiatives across our global operations. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, additional investments in renewable energy use and other initiatives, reduced emission allowances or additional restrictions on production or operations. We may not be able to timely recover the cost of compliance with such new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition. Despite our efforts to timely comply with climate change initiatives, implement measures to improve our operations and execute on our related strategies and initiatives, any actual or perceived failure to comply with new or additional requirements or meet stakeholder expectations with respect to the impacts of our operations on the environment and related strategies and initiatives may result in adverse publicity, increased litigation risk, and adversely affect our business and reputation, which could adversely impact our results of operations, cash flow and financial condition.
We expect health, safety and additional environmental laws, regulations and requirements to be increasingly stringent upon our industry in the future. Our costs to comply with these laws, regulations and requirements may increase as they become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.
We are involved with environmental investigation and remediation activities at some of our currently- and formerly-owned sites, as well as a number of third-party sites, for which our ultimate liability may exceed the current amount we have accrued.
We are involved with environmental investigation and remediation activities at some of our currently- and formerly-owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We continuously assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail in the “Environmental-Related Liabilities” and “Environmental Matters” sections in Item 7 and in Note 11 to the Consolidated Financial Statements in Item 8.

The nature, cost, quantity and outcome of pending and future litigation, such as litigation arising from the historical manufacture and sale of lead pigments and lead-based paint, could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.
In the course of our business, we are subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental (including natural resource damages), intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred or the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
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
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings, or the effect any legislation and/or administrative regulations may have on the litigation or against us. Further, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the California public nuisance litigation, we have not accrued any amounts for such litigation because we do not believe it is probable that a loss has occurred, and we believe it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail in Note 12 to the Consolidated Financial Statements in Item 8.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own our world headquarters located in Cleveland, Ohio, which includes the world headquarters for The Americas, Consumer Brands and Performance Coatings Groups and the Administrative segment. The Company has entered into an agreement to sell its current headquarters and its research and development center. The sale is expected to be completed during 2023. Refer to Item 7 for further information on the construction of our new headquarters and research and development center.
Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained and are suitable and adequate, with sufficient productive capacity, to meet our current needs.

	Manufacturing (1)			Distribution (1)
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Africa		1	1		1	1
Asia	3	4	7	3	2	5
Canada		3	3	1		1
Europe	1	17	18	3	15	18
Jamaica		1	1		1	1
Latin America	3	10	13	5	10	15
United States	6	40	46	11	10	21
Total	13	76	89	23	39	62

Performance Coatings Group
Europe	1	5	6	4	2	6
United States		2	2	3		3
Total	1	7	8	7	2	9
(1)     Certain geographic locations may contain both manufacturing and distribution facilities.
The operations of The Americas Group included a leased distribution facility in Uruguay and 4,931 company-operated specialty paint stores, of which 216 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia, Uruguay, Brazil, Chile, Peru, Mexico, Ecuador and Barbados at December 31, 2022. These paint stores are divided into six separate operating divisions that are responsible for the sale of predominantly architectural, protective and marine and related products through the paint stores located within their geographical region. At the end of 2022:
•the Mid Western Division operated 1,172 paint stores primarily located in the midwestern and upper west coast states;
•the Eastern Division operated 901 paint stores along the upper east coast and New England states;
•the Canada Division operated 252 paint stores throughout Canada;
•the Southeastern Division operated 1,171 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados;
•the Southwestern Division operated 1,128 paint stores in the central plains and the lower west coast states; and
•the Latin America Division operated 307 paint stores in Uruguay, Brazil, Chile, Peru, Mexico and Ecuador.
During 2022, The Americas Group opened 72 net new stores, consisting of 89 new stores opened (71 in the United States, 11 in Mexico, 6 in Canada and 1 in South America) and 17 stores closed (2 in the United States, 14 in South America and 1 in Mexico).

The Performance Coatings Group operated 223 branches in the United States, of which 8 were owned, at December 31, 2022. The Performance Coatings Group also operated 94 branches internationally, of which 7 were owned, at December 31, 2022, consisting of branches in Europe (47), Canada (22), Chile (11), Mexico (5), Peru (3), Vietnam (3), Ecuador (2), and Brazil (1). During 2022, this segment added 35 net new branches, consisting of 39 opened or acquired branches and 4 branches closed.
All real property within the Administrative segment is owned by us. For additional information regarding real property within the Administrative segment, see the information set forth in Item 1 of this report, which is incorporated herein by reference.
For additional information regarding real property leases, see Note 10 to the Consolidated Financial Statements in Item 8.
ITEM 3.    LEGAL PROCEEDINGS
SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to these regulations, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.
For information regarding certain environmental-related matters and other legal proceedings, see the information included under the captions titled “Other Long-Term Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 11, 12 and 20 to the “Notes to Consolidated Financial Statements” in Item 8. The information contained in Note 12 to the Consolidated Financial Statements is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is the name, age and position of each of our executive officers and all prior positions held by each person during the last five years. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Position
John G. Morikis	59	Chairman and Chief Executive Officer, Director
Heidi G. Petz	48	President and Chief Operating Officer
Allen J. Mistysyn	54	Senior Vice President - Finance and Chief Financial Officer
Jane M. Cronin	55	Senior Vice President - Enterprise Finance
Mary L. Garceau	50	Senior Vice President, General Counsel and Secretary
James R. Jaye	56	Senior Vice President - Investor Relations and Corporate Communications
Gregory P. Sofish	57	Senior Vice President - Human Resources
Bryan J. Young	47	Senior Vice President - Corporate Strategy and Development
Justin T. Binns	47	President, The Americas Group
Karl J. Jorgenrud	46	President, Performance Coatings Group
Todd D. Rea	48	President, Consumer Brands Group
Joseph F. Sladek	52	President & General Manager, Global Supply Chain Division, Consumer Brands Group

Mr. Morikis has served as Chairman since January 2017 and Chief Executive Officer since January 2016. Mr. Morikis also served as President from March 2021 to March 2022 and October 2006 to March 2019 and Chief Operating Officer from October 2006 to January 2016. Mr. Morikis has served as a Director since October 2015 and has been employed with the Company since December 1984.
Ms. Petz has served as President and Chief Operating Officer since March 2022. Ms. Petz served as President, The Americas Group from March 2021 to March 2022, Senior Vice President, Marketing, The Americas Group from November 2020 to March 2021 and President, Consumer Brands Group from September 2020 to November 2020. Also within the Consumer Brands Group, Ms. Petz served as President & General Manager, Retail North America from March 2019 to September 2020 and Senior Vice President, Marketing from June 2017 to March 2019. Ms. Petz joined the Company in June 2017 in connection with the Valspar acquisition.
Mr. Mistysyn has served as Senior Vice President - Finance and Chief Financial Officer since January 2017. Mr. Mistysyn has been employed with the Company since June 1990.
Ms. Cronin has served as Senior Vice President - Enterprise Finance since July 2022. Ms. Cronin served as Senior Vice President - Corporate Controller from October 2016 to July 2022. Ms. Cronin has been employed with the Company since September 1989.
Ms. Garceau has served as Senior Vice President, General Counsel and Secretary since August 2017. Ms. Garceau has been employed with the Company since February 2014.
Mr. Jaye has served as Senior Vice President - Investor Relations and Corporate Communications since June 2019. Mr. Jaye served as Vice President - Investor Relations from October 2017 to June 2019. Mr. Jaye has been employed with the Company since October 2017.
Mr. Sofish has served as Senior Vice President - Human Resources since January 2023. Mr. Sofish served as Vice President, Total Rewards from August 2019 to January 2023 and Vice President, Executive Compensation from March 2015 to August 2019. Mr. Sofish has been employed with the Company since September 1996.
Mr. Young has served as Senior Vice President - Corporate Strategy and Development since March 2021. Mr. Young served as Vice President - Corporate Strategy and Development from June 2017 to March 2021. Mr. Young joined the Company in June 2017 in connection with the Valspar acquisition.
Mr. Binns has served as President, The Americas Group since March 2022. Mr. Binns served as President, Performance Coatings Group from November 2020 to March 2022, President & General Manager, Automotive Finishes Division,

Performance Coatings Group from July 2018 to November 2020 and President & General Manager, Eastern Division, The Americas Group from October 2016 to July 2018. Mr. Binns has been employed with the Company since August 1997.
Mr. Jorgenrud has served as President, Performance Coatings Group since March 2022. Mr. Jorgenrud served as President & General Manager, General Industrial Division, Performance Coatings Group from January 2020 to March 2022 and President & General Manager, Protective & Marine Division, Performance Coatings Group from June 2017 to December 2019. Mr. Jorgenrud joined the Company in June 2017 in connection with the Valspar acquisition.
Mr. Rea has served as President, Consumer Brands Group since November 2021. Mr. Rea served within the Consumer Brands Group as President of North America Sales from November 2020 to November 2021, Senior Vice President of Sales, Retail and National Accounts from November 2019 to November 2020, Senior Vice President of Sales, Lowe’s Business Unit from March 2018 to November 2019 and Senior Vice President of Sales, National Accounts from August 2017 to February 2018. Mr. Rea has been employed with the Company since April 1993.
Mr. Sladek has served as President & General Manager, Global Supply Chain Division, Consumer Brands Group since January 2021. Mr. Sladek served within the Global Supply Chain Division, Consumer Brands Group as Senior Vice President, Global Operations & Engineering from August 2020 to January 2021, Senior Vice President, International & Industrial Operations from April 2019 to August 2020 and Vice President, Excellence Initiatives from March 2017 to March 2019. Mr. Sladek has been employed with the Company since May 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2023 was 5,232. The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated by reference into Part III of this report.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (1)	150,000	$223.07	150,000	45,675,000
Employee transactions (2)	2,281	$211.09		N/A

November 1 – November 30
Share repurchase program (1)	450,000	$219.24	450,000	45,225,000
Employee transactions (2)	—	$—		N/A

December 1 – December 31
Share repurchase program (1)	—	$—	—	45,225,000
Employee transactions (2)	37	$252.23		N/A
Total
Share repurchase program (1)	600,000	$220.20	600,000	45,225,000
Employee transactions (2)	2,318	$211.75		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at December 31, 2022 to purchase 45,225,000 shares. There is no expiration date specified for the program.
(2)All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Comparison of Cumulative Total Return
The following graph compares the cumulative total shareholder return on Sherwin-Williams common stock with the cumulative five-year total return of the companies listed on the Standard & Poor’s 500 Stock Index and the peer groups of companies selected on a line-of-business basis. The cumulative five-year total return assumes $100 was invested on December 31, 2017 in Sherwin-Williams common stock, the S&P 500 and the peer group. The cumulative five-year total return, including reinvestment of dividends, represents the cumulative value through December 31, 2022.

Comparison of Cumulative Five-Year Return
$500
$400
$300
$200
$100
2017
2018
2019
2020
2021
2022
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
The Company is structured into three reportable segments – The Americas Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) – and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Notes 23 and 24 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s Reportable Segments.
Summary
•Consolidated net sales increased 11.1% in the year to a record $22.149 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 11.7% in the year
•Diluted net income per share increased to $7.72 per share in the year compared to $6.98 per share in the full year 2021
◦Adjusted diluted net income per share increased to $8.73 per share in the year compared to $8.15 per share in the full year 2021
•Generated strong net operating cash of $1.920 billion
◦Deployed $1.003 billion toward five acquisitions that will add to our product offerings and capabilities
◦Invested $883.2 million in share repurchases and paid $618.5 million in dividends to return value to our shareholders
Outlook
During 2022, we continued to experience the effects of macroeconomic challenges such as raw material inflation, less than optimal raw material availability, armed conflict in Europe, and COVID-related lockdowns in Asia. Our focus on cost control measures remains steady as we execute on targeted restructuring actions to simplify our business. The growth investments we made during the year, including five completed acquisitions, are well-positioned to contribute to our resilient portfolio. While we anticipate a challenging demand environment in 2023, our long-term strategy and customer-focused solutions drive confidence in our outlook.
We anticipate inflationary pressure in 2023 to impact consumer behavior in both the United States and Europe, particularly in housing markets. Elevated mortgage rates may have a negative impact on new residential volume. Certain other costs, such as wages, energy and transportation are expected to increase. We are focused on gaining market share despite this challenging environment, while leveraging our exposure in more historically resilient end markets such as residential repaint, property maintenance, auto refinish, and packaging. During 2023, we expect to benefit from price increases we implemented during 2021 and 2022. Additionally, we expect to realize approximately $50 million to $70 million in estimated annual savings from previously announced restructuring actions, of which we expect 75% will be realized by the end of 2023. Our deliberate cost control and ongoing continuous improvement initiatives, coupled with anticipated raw material cost deflation, are expected to drive full year gross margin expansion in 2023.
Our capital deployment strategy remains balanced and consistent. We do not have any long-term debt maturities due in 2023 and expect to reduce short-term borrowings while generating net operating cash. We have plans to invest in the construction of new facilities, including our new global headquarters (new headquarters) in downtown Cleveland, Ohio and new research and development (R&D) center in the Cleveland suburb of Brecksville, and in the expansion of certain existing manufacturing and distribution facilities. We plan to expand our footprint by opening 80 to 100 new stores in the United States and Canada in 2023, and pursue acquisitions that align with our long-term growth strategy. We will also return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock.
Please see Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K for further information regarding the current and potential impact of macroeconomic conditions on the Company, including those relating to supply chain disruptions, raw material availability, and inflation, and the Company’s restructuring actions.

RESULTS OF OPERATIONS
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the years ended December 31, 2022 and 2021. For comparisons of the years ended December 31, 2021 and 2020, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 17, 2022.
Net Sales

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net Sales:
The Americas Group	$12,661.0	$11,217.0	$1,444.0	12.9%
Consumer Brands Group	2,690.7	2,721.6	(30.9)	(1.1)%
Performance Coatings Group	6,793.5	6,003.8	789.7	13.2%
Administrative	3.7	2.2	1.5	68.2%
Total	$22,148.9	$19,944.6	$2,204.3	11.1%
Consolidated Net sales for 2022 increased 11.1% primarily due to selling price increases in all Reportable Segments and higher product sales volume in The Americas Group, partially offset by lower sales volume in the Consumer Brands and Performance Coatings Groups. Currency translation rate changes decreased 2022 consolidated Net sales by 1.5%, while acquisitions which were completed during the past twelve months added approximately 1.1% to consolidated Net sales. Net sales of all consolidated foreign subsidiaries increased 1.7% to $4.294 billion for 2022 versus $4.223 billion for 2021 primarily due to benefits from acquisitions offset by weakening demand in the Europe and Asia Pacific regions. Net sales of all operations other than consolidated foreign subsidiaries increased 13.6% to $17.855 billion for 2022 versus $15.722 billion for 2021.
Net sales in The Americas Group increased primarily due to selling price increases as well as volume growth in all end markets, particularly residential repaint. Net sales from stores in U.S. and Canada open for more than twelve calendar months increased 11.7% in the year over last year’s comparable period. Currency translation rate changes reduced Net sales by 0.4% compared to 2021. During 2022, The Americas Group opened 89 new stores and closed 17 redundant locations for a net increase of 72 stores, with a net increase of 75 new stores in the U.S. and Canada. The total number of stores in operation at December 31, 2022 was 4,931 in the United States, Canada, Latin America and the Caribbean. The Americas Group’s objective is to expand its store base by an average of 2% each year, primarily through organic growth. Sales of products other than paint increased approximately 0.2% over last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group decreased in 2022 primarily due to lower sales volumes in all regions and the Wattyl divestiture, offset by selling price increases in all regions. Currency translation rate changes decreased Net sales by 1.1% compared to 2021.
The Performance Coatings Group’s Net sales in 2022 increased primarily due to higher organic sales driven by selling price increases in all end markets, partially offset by lower sales volumes. Currency translation rate changes decreased Net sales 3.8% compared to 2021, largely offset by the impact of acquisitions completed during the past twelve months which added approximately 3.7% to Net sales. In 2022, the Performance Coatings Group added 35 new branches, increasing the total to 317 branches open in the United States, Canada, Mexico, South America, Europe and Asia.
Net sales in the Administrative segment, which primarily consists of external leasing revenue of excess headquarters space and leasing of facilities no longer used by the Company in its primary business, increased by an insignificant amount in 2022.

Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

	Year Ended December 31,
	2022		2021
		% of Net Sales		% of Net Sales
Net sales	$22,148.9	100.0%	$19,944.6	100.0%
Cost of goods sold	12,823.8	57.9%	11,401.9	57.2%
Gross profit	9,325.1	42.1%	8,542.7	42.8%
Selling, general, and administrative expenses (SG&A)	6,014.5	27.2%	5,572.5	27.9%
Other general (income) expense - net	(24.9)	(0.1)%	101.8	0.5%
Amortization	317.1	1.4%	309.5	1.5%
Impairment of trademarks	15.5	0.1%	—	—
Interest expense	390.8	1.8%	334.7	1.7%
Interest income	(8.0)	—%	(4.9)	—%
Other expense (income) - net	47.0	0.1%	(19.5)	(0.1)%
Income before income taxes	$2,573.1	11.6%	$2,248.6	11.3%
Consolidated Cost of goods sold increased $1.422 billion, or 12.5%, in 2022 compared to the same period in 2021 primarily due to higher raw material costs (including petrochemical-derived resins, latex and solvents, and titanium dioxide), partially offset by lower product volume and favorable currency translation rate changes. Currency translation rate changes decreased Cost of goods sold by 2.0% in the current year.
Consolidated Gross profit increased $782.4 million in 2022 compared to the same period in 2021. This increase in Gross profit dollars was driven by higher sales in The Americas Group and Performance Coatings Group. This was partially offset by higher raw material costs in each Reportable Segment and lower sales in the Consumer Brands Group. Consolidated Gross profit as a percent to consolidated Net sales decreased to 42.1% in 2022 from 42.8% in 2021. The gross margin rate decreased primarily as a result of higher raw material costs.
The Americas Group’s Gross profit for 2022 increased $477.7 million compared to the same period in 2021. The Americas Group’s Gross profit dollars increased primarily as a result of selling price increases, partially offset by higher raw material costs. The Americas Group’s gross margin rate decreased primarily due to higher raw material costs. The Consumer Brands Group’s Gross profit decreased $68.6 million in 2022 compared to the same period in 2021. The Consumer Brands Group’s Gross profit dollars and margin rate decreased primarily as a result of lower sales volume and higher raw material costs. The Performance Coatings Group’s Gross profit for 2022 increased $363.7 million compared to the same period in 2021. The Performance Coatings Group’s Gross profit dollars and margin rate increased due to higher sales, partially offset by higher raw material costs.
Consolidated SG&A increased by $442.0 million compared to the same period in 2021 primarily due to increased expenses to support higher sales levels and net new store openings. As a percent of Net sales, SG&A decreased 70 basis points compared to the same period in 2021 as a result of effective cost control measures.
The Americas Group’s SG&A increased $304.4 million for the year due primarily to increased spending from new store openings and costs to support higher sales levels, including the hiring of additional sales representatives. The Consumer Brands Group’s SG&A increased by $52.6 million for the year primarily due to restructuring actions and higher employee costs, offset by favorable currency translation rate changes. The Performance Coatings Group’s SG&A increased by $82.1 million for the year primarily due to restructuring actions and to support higher sales levels, partially offset by favorable currency translation rate changes and effective cost control measures. The Administrative segment’s SG&A increased $2.9 million primarily due to higher employee costs. Refer to Note 4 to the Consolidated Financial Statements in Item 8 for additional information on the restructuring actions.
Other general (income) expense - net improved $126.7 million in 2022 compared to 2021. The change was primarily attributable to the prior year recognition of a $111.9 million loss on the Wattyl divestiture in March 2021, a $3.1 million decrease in provisions for environmental matters in the Administrative segment, and an $11.7 million increase in the Gain on sale or disposition of assets. See Notes 3, 11 and 20 to the Consolidated Financial Statements in Item 8 for additional information concerning the Wattyl divestiture, environmental matters and Other general (income) expense - net, respectively.

For information on the amortization of acquired intangible assets and related impairment considerations, see Note 7 to the Consolidated Financial Statements in Item 8.
Interest expense increased $56.1 million in 2022 primarily due to higher interest rates associated with short-term borrowings.     See Note 8 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s outstanding debt.
Other expense (income) - net increased $66.5 million in 2022 compared to 2021 primarily due to increased investment losses of $40.1 million and foreign currency transaction related losses which increased by $21.6 million. See Note 20 to the Consolidated Financial Statements in Item 8 for additional information related to Other expense (income) - net.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Income Before Income Taxes:
The Americas Group	$2,436.6	$2,239.1	$197.5	8.8%
Consumer Brands Group	225.7	358.4	(132.7)	(37.0)%
Performance Coatings Group	734.9	486.2	248.7	51.2%
Administrative	(824.1)	(835.1)	11.0	1.3%
Total	$2,573.1	$2,248.6	$324.5	14.4%

Income Before Income Taxes as a % of Net Sales:
The Americas Group	19.2%	20.0%
Consumer Brands Group	8.4%	13.2%
Performance Coatings Group	10.8%	8.1%
Administrative	nm	nm
Total	11.6%	11.3%

nm - not meaningful
Income Tax Expense
The effective income tax rate for 2022 was 21.5% compared to 17.1% in 2021. The increase in the effective rate was primarily due to a decrease in tax benefits related to employee share-based payments and a net unfavorable impact of various other tax benefits received by the Company in 2022 as compared to 2021. See Note 21 to the Consolidated Financial Statements in Item 8 for additional information.
Net Income Per Share
Diluted net income per share for 2022 increased to $7.72 per share from $6.98 per share in 2021. Diluted net income per share in 2022 included acquisition-related amortization expense of $0.81 per share, severance and other expense of $0.15 per share, and a $0.05 per share charge related to trademark impairments. Refer to Notes 4 and 7 to the Consolidated Financial Statements in Item 8 for additional information regarding the restructuring actions and trademark impairments, respectively. Currency translation rate changes decreased diluted net income per share in the year by $0.07 per share.
Diluted net income per share in 2021 included acquisition-related amortization expense of $0.83 per share and a $0.34 per share loss from the Wattyl divestiture. See Note 3 to the Consolidated Financial Statements in Item 8 for additional information regarding the Wattyl divestiture.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong in 2022. The Company generated $1.920 billion in net operating cash despite higher raw material costs and inflationary pressures which negatively impacted gross margin and net income. The net operating cash generation was primarily attributable to operating results as consolidated income before income taxes was $2.573 billion or 11.6% of net sales. This strong cash generation enabled the Company to invest

$1.003 billion in acquisitions and $644.5 million in capital expenditures, and return $1.502 billion to shareholders in the form of cash dividends and share repurchases during the year.
During 2022, the Company generated EBITDA of $3.545 billion and Adjusted EBITDA of $3.608 billion. See the Non-GAAP Financial Measures section in Item 7 for the definitions and calculations of EBITDA and Adjusted EBITDA. As of December 31, 2022, the Company had Cash and cash equivalents of $198.8 million and total debt outstanding of $10.570 billion. Total debt, net of Cash and cash equivalents, was $10.371 billion and was 2.9 times the Company’s Adjusted EBITDA in 2022.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, increased $612.8 million to a deficit of $53.0 million at December 31, 2022 from a deficit of $665.8 million at December 31, 2021. The net working capital increase was primarily due to an increase in current assets, particularly Inventories.
Comparing current asset balances at December 31, 2022 to December 31, 2021, Accounts receivable increased $211.2 million due to higher sales, Inventories increased $699.3 million due to higher raw material costs and inventory levels, and Other current assets decreased $89.6 million primarily related to refundable income taxes and prepaid expenses.
Current liability balances increased $241.2 million at December 31, 2022 compared to December 31, 2021 primarily due to the timing of payments related to Other accruals and Accrued taxes.
As a result of the net effect of these changes, the Company’s current ratio improved to 0.99 at December 31, 2022 from 0.88 at December 31, 2021. Accounts receivable as a percent of Net sales decreased to 11.6% in 2022 from 11.8% in 2021. Accounts receivable days outstanding increased to 58 days in 2022 from 57 days in 2021. In 2022, provisions for allowance for doubtful collection of accounts increased $7.7 million, or 15.7%. Inventories as a percent of net sales increased to 11.9% in 2022 from 9.7% in 2021. Inventory days outstanding was 98 days in 2022 compared to 75 days in 2021. The Company has sufficient total available borrowing capacity to fund its current operating needs.
Property, Plant and Equipment
Net property, plant and equipment increased $339.7 million to $2.207 billion at December 31, 2022 due primarily to capital expenditures of $644.5 million and assets acquired through business combinations of $93.7 million, partially offset by depreciation expense of $264.0 million, sale or disposition of assets with remaining net book value of $24.9 million, and currency translation and other adjustments of $109.6 million, which primarily includes government incentives associated with the construction of our new headquarters and R&D center. See Note 1 to the Consolidated Financial Statements in Item 8 for additional information on government incentives. The Company has entered into an agreement to sell its current headquarters and R&D center. The sale is expected to be completed during 2023.
Capital expenditures during 2022 in The Americas Group were primarily attributable to the opening of new paint stores and renovation and improvements in existing stores. In the Consumer Brands Group and the Performance Coatings Group, capital expenditures during 2022 were primarily attributable to operational efficiencies, capacity and health and safety initiatives at sites currently in operation. The Administrative segment incurred capital expenditures primarily related to construction activities associated with the new headquarters and R&D center. Construction on the new headquarters and R&D center is expected to continue in 2023, with completion expected in 2024 at the earliest.
In 2023, the Company expects to spend more than 2022 for capital expenditures, which it will fund primarily through operating cash generated. Core capital expenditures in support of growth initiatives in 2023 are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities, new store openings and new or upgraded information systems hardware. Additionally, the Company will continue to construct its new headquarters and R&D center. Refer to “Real Estate Financing” section below for further information on the financing transaction for the new headquarters.
Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new headquarters. As part of the terms of the transaction, the Company is contractually obligated for completing the construction of the building and related improvements at the new headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction.
The Company received initial proceeds at closing related to the transaction. Additionally, the Company will receive incremental reimbursement of construction and other costs incurred, generally on a quarterly basis, until completion of construction with total proceeds expected to be received under this agreement approximating $800 million to $850 million. The initial lease term includes the construction period and extends for 30 years thereafter, and the Company has the right and option to extend the lease term. The lease payment amounts during the construction period are dependent upon the timing and amount of total reimbursement of construction and other costs received by the Company. Lease payments over the next twelve months are expected to be approximately $22 million, while lease payments through the remaining construction period are expected to be approximately $55 million. The amount of the lease payments during the initial 30 year lease term will be calculated upon completion of the construction period and receipt of total reimbursement of construction and other costs.
In December 2022, the Company received approximately $210 million at closing. The net proceeds were recognized as proceeds from real estate financing transactions within the Financing Activities section of the Statements of Consolidated Cash Flows, and corresponding financing obligations were recognized within Other long-term liabilities and Other accruals on the Consolidated Balance Sheets. The Company will continue to recognize the related assets within Property, plant and equipment, net on the Consolidated Balance Sheets under US GAAP. These assets will be subject to depreciation over their useful lives in accordance with the Company’s accounting policies. The Company will also allocate payments between interest and repayment of the financing liability over the life of the agreement.
Refer to Note 1 to the Consolidated Financial Statements within Item 8 for further information.
Goodwill and Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, increased $448.6 million in 2022 primarily due to incremental goodwill recognized in 2022 acquisitions of $493.5 million, partially offset by foreign currency translation rate fluctuations.
Intangible assets increased $0.5 million in 2022 primarily due to finite-lived intangible assets recognized in 2022 through acquisitions of $361.0 million and capitalized software of $21.9 million, partially offset by amortization of finite-lived intangible assets of $317.1 million, foreign currency translation rate fluctuations of $51.1 million, and $15.5 million of trademark impairment charges.
See Note 3 to the Consolidated Financial Statements in Item 8 for additional information related to acquisitions and divestitures. See Note 7 to the Consolidated Financial Statements in Item 8 for a description of goodwill, identifiable intangible assets and asset impairments recognized in accordance with the Goodwill and Other Intangibles Topic of the ASC and summaries of the remaining carrying values of goodwill and intangible assets.
Other Assets
Other assets increased $238.3 million to $1.027 billion at December 31, 2022. The increase was primarily due to non-traded investments. See Note 1 to the Consolidated Financial Statements in Item 8 for additional information.
Debt (including Short-term borrowings)

	December 31,	December 31,
	2022	2021
Long-term debt	$9,591.6	$8,851.5
Short-term borrowings	978.1	763.5
Total debt outstanding	$10,569.7	$9,615.0
Total debt outstanding including Short-term borrowings increased by $954.7 million to $10.570 billion in 2022. Short-term borrowings are primarily comprised of amounts outstanding under the Company’s domestic commercial paper program and various foreign credit facilities. The Company’s Long-term debt primarily consists of senior notes.
In August 2022, the Company issued $600.0 million of 4.05% Senior Notes due August 2024 and $400.0 million of 4.25% Senior Notes due August 2025 in a public offering. The net proceeds from the issuance of these notes were used to repay borrowings outstanding under the Company’s credit agreement dated May 9, 2016, as amended, and domestic commercial paper program.

On August 30, 2022, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.250 billion credit agreement (2022 Credit Agreement). The 2022 Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The 2022 Credit Agreement replaced the $2.000 billion credit agreement dated June 29, 2021, as amended, which was terminated effective August 30, 2022. The 2022 Credit Agreement will mature on August 30, 2027 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the 2022 Credit Agreement provides that the Borrowers may increase the aggregate size of the facility up to an additional amount of $750.0 million, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2022, the Company had unused capacity under its various credit agreements of $2.742 billion.
See Note 8 to the Consolidated Financial Statements in Item 8 for a detailed description and summary of the Company’s outstanding debt, short-term borrowings and other available financing programs.
Defined Benefit Pension and Other Postretirement Benefit Plans
In accordance with the accounting prescribed by the Retirement Benefits Topic of the ASC, the Company’s total liability for unfunded or underfunded defined benefit pension plans decreased $20.5 million to $58.5 million primarily due to changes in the actuarial assumptions. The Company’s liability for other postretirement benefits decreased $122.6 million to $153.8 million at December 31, 2022 due primarily to a plan amendment and changes in the actuarial assumptions.
The assumed discount rate used to determine the projected benefit obligation for the domestic defined benefit pension plan increased to 5.3% at December 31, 2022 from 3.1% at December 31, 2021. The assumed discount rate used to determine the projected benefit obligation for foreign defined benefit pension plans increased to 5.1% at December 31, 2022 from 2.3% at December 31, 2021. The assumed discount rate used to determine the projected benefit obligation for other postretirement benefit obligations increased to 5.2% at December 31, 2022 from 2.8% at December 31, 2021. The increase in the discount rates was primarily due to higher interest rates.
In deciding on the rates of compensation increases, management considered historical Company increases as well as expectations for future increases. The rate of compensation increases used to determine the projected benefit obligation at December 31, 2022 was 3.0% for the domestic pension plan and 3.4% for foreign pension plans, which was comparable to the rates used in the prior year.
In establishing the expected long-term rate of return on plan assets, management considered the historical rates of return, the nature of investments and an expectation for future investment strategies. The expected long-term rate of return on assets for the domestic defined benefit pension plan increased to 6.3% at December 31, 2022 from 5.0% at December 31, 2021. The expected long-term rate of return on assets for the foreign defined benefit pension plans increased to 5.6% at December 31, 2022 from 3.2% at December 31, 2021.
In developing the assumed health care cost trend rates, management considered industry data, historical Company experience and expectations for future health care costs. The assumed health care cost trend rates used to determine the projected benefit obligation for other postretirement benefit obligations at December 31, 2022 were 5.5% and 8.3% for medical and prescription drug cost increases, respectively, both decreasing gradually to 4.5% in 2032. The assumed health care cost trend rates for medical and prescription costs used to determine the projected benefit obligation for other postretirement benefit obligations at December 31, 2021 were 5.1% and 8.3%, respectively.
The respective year-end assumptions described above for the Company’s defined benefit plans are also used to determine expense for the next year. Net pension cost in 2023 for the domestic pension plan and foreign pension plans is expected to be approximately $1.9 million and $1.6 million, respectively. Net periodic benefit credit for other postretirement benefits in 2023 is expected to be approximately $15.8 million. The credit for 2023 is primarily due to amortization of the impact of a plan amendment. See Note 9 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s obligations and funded status of its defined benefit pension plans and other postretirement benefits.
Deferred Income Taxes
Deferred income taxes at December 31, 2022 decreased $86.6 million from the prior year primarily due to the change in deferred taxes as a result of the amortization of intangible assets in the current year. See Note 21 to the Consolidated Financial Statements in Item 8 for additional information on deferred taxes.

Other Long-Term Liabilities
Other long-term liabilities increased $185.6 million during 2022 due primarily to an increase in long-term commitments related to investments in U.S. affordable housing and historic renovation real estate partnerships and liabilities associated with real estate financing transactions, partially offset by the impact of expected settlements related to tax positions over the next twelve months as disclosed in Note 21 to the Consolidated Financial Statements in Item 8, favorable fair value movements related to the Company’s outstanding cross currency swap contracts and favorable employee benefit plan experience.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during 2022. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2023. See Note 11 to the Consolidated Financial Statements in Item 8 for further information on environmental-related long-term liabilities.
Contractual and Other Obligations and Commercial Commitments
During 2022, the Company signed agreements related to various acquisitions, including related to the German-based Specialized Industrial Coatings Holding (SIC Holding), a Peter Möhrle Holding and GP Capital UG venture comprised of Oskar Nolte GmbH and Klumpp Coatings GmbH. The SIC Holding transaction is expected to close in 2023. Refer to Note 3 for additional information. The Company has certain obligations and commitments to make future payments under contractual and other obligations and commercial commitments. The Company believes that cash generated from operating activities and borrowings available under long-term and short-term debt, including its committed credit agreements and commercial paper program, will be sufficient for it to meet its contractual and other obligations and commercial commitments. The following tables summarize such obligations and commitments as of December 31, 2022.

	Payments Due by Period
Contractual and Other Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt	$9,674.5	$0.6	$2,150.9	$1,969.5	$5,553.5
Interest on Long-term debt	4,611.2	348.9	646.3	489.2	3,126.8
Operating leases	2,131.5	479.7	791.7	487.7	372.4
Short-term borrowings	978.1	978.1
Real estate financing transactions (1)	178.1	15.2	30.9	31.6	100.4
Purchase obligations (2)	474.4	474.4
Other contractual obligations (3)	613.9	108.7	139.2	107.5	258.5
Total contractual cash obligations	$18,661.7	$2,405.6	$3,759.0	$3,085.5	$9,411.6
(1)Excludes real estate financing transactions related to the new headquarters. Refer to “Real Estate Financing” section herein for further information.
(2)Relate to open purchase orders for raw materials at December 31, 2022.
(3)Relate primarily to estimated future capital contributions to investments in the U.S. affordable housing and historic renovation real estate partnerships and various other contractual obligations.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Standby letters of credit	$149.8	$149.8
Surety bonds	240.7	240.7
Total commercial commitments	$390.5	$390.5	$—	$—	$—

Warranties
The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2022 and 2021, including customer satisfaction settlements during the year, were as follows:

	2022	2021
Balance at January 1	$35.2	$43.3
Charges to expense	30.1	27.5
Settlements	(29.1)	(35.6)
Balance at December 31	$36.2	$35.2
Shareholders’ Equity
Shareholders’ equity increased $664.9 million to $3.102 billion at December 31, 2022 from $2.437 billion last year. The increase was primarily attributable to the generation of $2.020 billion of net income and benefits from stock option exercises and the recognition of stock-based compensation expense of $134.0 million. This was partially offset by the repurchase of $883.2 million in Treasury stock and the payment of $618.5 million in cash dividends. See the Statements of Consolidated Shareholders’ Equity and Statements of Consolidated Comprehensive Income in Item 8 for additional information.
The Company purchased 3.4 million shares of its common stock for treasury purposes through open market purchases during 2022. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at December 31, 2022 to purchase 45.2 million shares of its common stock.
The Company’s 2022 annual cash dividend of $2.40 per share represented 34% of 2021 diluted net income per share. The 2022 annual dividend represented the 44th consecutive year of increased dividend payments. On February 15, 2023, the Board of Directors increased the quarterly cash dividend to $0.605 per share. This quarterly dividend, if approved in each of the remaining quarters of 2023, would result in an annual dividend for 2023 of $2.42 per share or a 31% payout of 2022 diluted net income per share.
Cash Flow
Net operating cash decreased $324.7 million in 2022 to a cash source of $1.920 billion from $2.245 billion in 2021 due primarily to incremental working capital requirements. Net operating cash decreased as a percent to sales to 8.7% in 2022 compared to 11.3% in 2021.
Net investing cash usage increased $1.131 billion to a usage of $1.608 billion in 2022 from a usage of $476.4 million in 2021 due primarily to cash used for acquisitions and an increase in capital expenditures. See Note 3 to the Consolidated Financial Statements in Item 8 for additional information on acquisitions and divestitures.
Net financing cash usage decreased $1.552 billion to a usage of $282.4 million in 2022 from a usage of $1.834 billion in 2021. This was due primarily to a decrease in incremental share repurchases of $1.869 billion, proceeds from real estate financing transactions and lower repayments of long-term debt, partially offset by a reduction in proceeds from short-term borrowings and stock option exercises as compared to 2021.
Litigation
See Note 12 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2022 and 2021, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency and cross currency swap contracts to hedge its net investment in European operations. See Notes 1, 17 and 20 to the Consolidated Financial Statements in Item 8 for additional information related to the Company’s use of derivative instruments.

The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00; however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section in Item 7 for a reconciliation of EBITDA to net income. At December 31, 2022, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in Item 8 for additional information.
Defined Contribution Savings Plan
Participants in the Company’s salaried defined contribution savings plan are allowed to contribute up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. The Company’s matching contributions to the defined contribution savings plan charged to operations were $140.0 million in 2022 compared to $133.7 million in 2021. At December 31, 2022, there were 19,689,197 shares of the Company’s common stock being held by the defined contribution savings plan, representing 7.6% of the total number of voting shares outstanding. See Note 14 to the Consolidated Financial Statements in Item 8 for additional information concerning the Company’s defined contribution savings plan.

NON-GAAP FINANCIAL MEASURES
Management utilizes certain financial measures that are not in accordance with US GAAP to analyze and manage the performance of the business. The required disclosures for these non-GAAP measures are shown below. The Company provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate the Company’s operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with US GAAP.
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes and interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that excludes restructuring and impairment expense in 2022 and the loss on the Wattyl divestiture in 2021. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to net income or net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Consolidated Cash Flows in Item 8.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the years indicated below:

	Year Ended December 31,
	2022	2021
Net income	$2,020.1	$1,864.4
Interest expense	390.8	334.7
Income taxes	553.0	384.2
Depreciation	264.0	263.1
Amortization	317.1	309.5
EBITDA	3,545.0	3,155.9
Restructuring and impairment	62.8	—
Loss on Wattyl divestiture	—	111.9
Adjusted EBITDA	$3,607.8	$3,267.8
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
The following table summarizes Free cash flow as calculated by management for the years indicated below:

	Year Ended December 31,
	2022	2021
Net operating cash	$1,919.9	$2,244.6
Capital expenditures	(644.5)	(372.0)
Cash dividends	(618.5)	(587.1)
Free cash flow	$656.9	$1,285.5

Adjusted Diluted Net Income Per Share
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of diluted net income per share excluding Valspar acquisition-related amortization expense in 2022 and 2021, restructuring expense in 2022, and the loss on the divestiture of Wattyl in 2021. This adjusted earnings per share measurement is not in accordance with US GAAP. It should not be considered a substitute for earnings per share in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile diluted net income per share computed in accordance with US GAAP to adjusted diluted net income per share.

	Year Ended
	December 31, 2022
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$7.72

Restructuring expense:
Severance and other	$.18	$.03	.15
Impairment	.06	.01	.05
Total	.24	.04	.20
Acquisition-related amortization expense (2)	1.06	.25	.81

Adjusted diluted net income per share			$8.73

	Year Ended
	December 31, 2021
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$6.98

Loss on divestiture	$.41	$.07	.34

Acquisition-related amortization expense (2)	1.10	.27	.83

Adjusted diluted net income per share			$8.15

(1)    The tax effect is calculated based on the statutory rate and the nature of the item, unless otherwise noted.
(2)    Acquisition-related amortization expense consists primarily of the amortization of intangible assets related to the Valspar acquisition and is included in Amortization.

Adjusted Segment Profit
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of segment profit excluding Valspar acquisition-related amortization expense in 2022 and 2021, restructuring expense in 2022, and the loss on the divestiture of Wattyl in 2021. This adjusted segment profit measurement is not in accordance with US GAAP. It should not be considered a substitute for segment profit in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies. The following tables reconcile segment profit computed in accordance with US GAAP to adjusted segment profit.

	Year Ended December 31, 2022
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$12,661.0	$2,690.7	$6,793.5	$3.7	$22,148.9

Income before income taxes	$2,436.6	$225.7	$734.9	$(824.1)	$2,573.1
as a % of Net external sales	19.2%	8.4%	10.8%		11.6%

Restructuring expense	—	41.1	22.2	—	63.3
Acquisition-related amortization expense (1)	—	76.2	200.1	—	276.3

Adjusted segment profit	$2,436.6	$343	$957.2	$(824.1)	$2,912.7
as a % of Net external sales	19.2%	12.7%	14.1%		13.2%

	Year Ended December 31, 2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net external sales	$11,217.0	$2,721.6	$6,003.8	$2.2	$19,944.6

Income before income taxes	$2,239.1	$358.4	$486.2	$(835.1)	$2,248.6
as a % of Net external sales	20.0%	13.2%	8.1%		11.3%

Loss on Wattyl divestiture	—	—	—	111.9	111.9
Acquisition-related amortization expense (1)	—	82.8	211.2	—	294.0

Adjusted segment profit	$2,239.1	$441.2	$697.4	$(723.2)	$2,654.5
as a % of Net external sales	20.0%	16.2%	11.6%		13.3%
(1)    Acquisition-related amortization expense consists primarily of the amortization of intangible assets related to the Valspar acquisition and is included in Amortization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. These determinations were made based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
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
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment per the Segment Reporting Topic of the ASC or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. At the time of goodwill impairment testing (if performing a quantitative assessment), management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the current carrying value, then impairment of the reporting unit exists. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (WACC) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting units’ fair value is reconciled to the total market capitalization of the Company.
The Company had seven components, some of which are aggregated due to similar economic characteristics, to form three reporting units (also the operating segments) with goodwill as of October 1, 2022, the date of the annual impairment test. The annual impairment review performed as of October 1, 2022 did not result in any of the reporting units having impairment or deemed at risk for impairment.

In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuations at acquisition. Management utilizes the royalty savings method and valuation model to determine the estimated fair value for each indefinite-lived intangible asset or trademark. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include discount rates, royalty rates, growth rates, sales projections, terminal value rates and, to a lesser extent, tax rates. Discount rates used are similar to the rates developed by the WACC methodology considering any differences in Company-specific risk factors between reporting units and trademarks. Royalty rates are established by management and valuation experts and periodically substantiated by valuation experts. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections for each significant trademark. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. The royalty savings valuation methodology and calculations used in 2022 impairment testing are consistent with prior years. The annual impairment review performed as of October 1, 2022, which incorporated the impact of a business restructuring plan, resulted in trademark impairments totaling $15.5 million in the Consumer Brands Group related to the discontinuation of an architectural paint brand and lower than anticipated sales of an acquired brand. No other impairments or risks for impairment were identified as a result of this review.
The discounted cash flow and royalty savings valuation methodologies require management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value considering the current economic conditions. See Note 7 to the Consolidated Financial Statements in Item 8 for a discussion of goodwill and intangible assets and the impairment tests performed in accordance with the Goodwill and Other Intangibles Topic of the ASC.
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
In accordance with the Retirement Benefits Topic of the ASC, the Company recognizes each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in Accumulated other comprehensive income (AOCI). The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs.

In 2023, pension and other postretirement benefit plan costs are expected to decrease based on the actuarial assumptions being applied. See Note 9 to the Consolidated Financial Statements in Item 8 for information concerning the Company’s defined benefit pension plans and other postretirement benefit plans.
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved. See Note 11 to the Consolidated Financial Statements in Item 8 for information concerning the accrual for extended environmental-related activities and a discussion concerning unaccrued future loss contingencies.
Litigation and Other Contingent Liabilities
In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. Management believes that the Company has properly accrued for all known liabilities that existed and those where a loss was deemed probable for which a fair value was available or an amount could be reasonably estimated in accordance with US GAAP. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. See Note 12 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. Income tax expense is adjusted in our Statements of Consolidated Income in the period in which these events occur. See Note 21 to the Consolidated Financial Statements in Item 8 for information concerning income taxes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. In 2022 and 2021, the Company utilized U.S. Dollar to Euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. See Note 17 to the Consolidated Financial Statements in Item 8. The Company entered into forward foreign currency exchange contracts during 2022 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2022. Forward foreign currency exchange contracts are described in Note 20 to the Consolidated Financial Statements in Item 8. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

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
In order to ensure that the Company’s internal control over financial reporting was effective as of December 31, 2022, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group, including our principal executive officer and principal financial officer. This assessment was based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by SEC rules, we have excluded the operations and related assets of the 2022 acquisitions from the scope of our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The Total assets and Net sales of the 2022 acquisitions represented approximately 5.0% and 0.6% of the Company's respective consolidated Total assets and Net sales as of and for the year ended December 31, 2022.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control – Integrated Framework, we have concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on the effectiveness of our internal control over financial reporting is included on page 41 of this report.
J. G. Morikis
Chairman and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Enterprise Finance

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company

Opinion on Internal Control Over Financial Reporting
We have audited The Sherwin-Williams Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Sherwin-Williams Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Report of Management On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sika AG, Gross & Perthun GmbH, Dur-A-Flex, Inc., Powdertech Oy Ltd., and Industria Chimica Adriatica S.p.A. (collectively the 2022 acquisitions), which are included in the 2022 consolidated financial statements of the Company and constituted 5.0% of Total assets as of December 31, 2022 and 0.6% of Net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2022 acquisitions excluded from the scope of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of The Sherwin-Williams Company as of December 31, 2022, 2021, and 2020, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in Item 15(a) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young, LLP

Cleveland, Ohio
February 22, 2023

Report of Management
On the Consolidated Financial Statements

Shareholders of The Sherwin-Williams Company
We are responsible for the preparation and fair presentation of the consolidated financial statements, accompanying notes and related financial information included in this report of The Sherwin-Williams Company and its consolidated subsidiaries (collectively, the “Company”) as of December 31, 2022, 2021 and 2020 and for the years then ended in accordance with U.S. generally accepted accounting principles. The consolidated financial information included in this report contains certain amounts that were based upon our best estimates, judgments and assumptions that we believe were reasonable under the circumstances.
We have conducted an assessment of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in the Report of Management on Internal Control Over Financial Reporting on page 40 of this report, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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

J. M. Cronin
Senior Vice President - Enterprise Finance

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company (the “Company”) as of December 31, 2022, 2021 and 2020, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
As described in Note 11 to the consolidated financial statements, the Company had short-term and long-term accruals for environmental-related activities of $50.2 million and $240.2 million, respectively, at December 31, 2022. The Company’s largest and most complex site is the Gibbsboro, New Jersey site (“Gibbsboro”) and the substantial majority of the environmental-related accrual relates to this site. Gibbsboro consists of six operable units which contain a combination of soil, sediment, waterbodies and groundwater contamination, and are in various phases of investigation and remediation with the Environmental Protection Agency (“EPA”). The Company’s estimated environmental-related accrual for Gibbsboro is based on industry standards and professional judgement, and the most significant assumptions underlying the estimated cost of remediation efforts reserved for Gibbsboro are the types and extent of future remediation.

Auditing the Company’s environmental-related accrual at the Gibbsboro site required complex judgement due to the inherent challenges in identifying the type and extent of future remedies in determining the probable and reasonably estimable loss for which the Company will be responsible.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to estimate the Gibbsboro environmental-related accrual. For example, we tested controls over management’s review of the environmental loss calculations and the key assumptions affecting those calculations as described above.

To test the Gibbsboro environmental-related accrual, our audit procedures included, among others, a review of correspondence with the EPA supporting the Company’s assessment of the type, extent and cost of remediation at the Gibbsboro site for which the Company is responsible. We assessed the appropriateness of the Company’s policies and procedures and tested management’s environmental reserve estimate. We involved our environmental specialists to confirm our understanding of the remediation plans for the most significant operable units within the Gibbsboro site and to evaluate the impact of current year investigation and remediation activities on the Company's methodology and assumptions used to estimate the cost and extent of remediation in accordance with industry practice, applicable laws and regulations. We reconciled types and extent of remediation identified in communications between the Company and the EPA to the Company’s remediation cost estimates recorded for Gibbsboro. We also conducted a search for publicly available information that might indicate facts contrary to the types and extent of remediation currently identified in the Company’s remediation cost estimates recorded for Gibbsboro.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 1908.
Cleveland, Ohio
February 22, 2023

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

(in millions, except per share data)	Year Ended December 31,
	2022	2021	2020
Net sales	$22,148.9	$19,944.6	$18,361.7
Cost of goods sold	12,823.8	11,401.9	9,679.1
Gross profit	9,325.1	8,542.7	8,682.6
Percent to Net sales	42.1%	42.8%	47.3%
Selling, general and administrative expenses	6,014.5	5,572.5	5,477.9
Percent to Net sales	27.2%	27.9%	29.8%
Other general (income) expense - net	(24.9)	101.8	27.7
Amortization	317.1	309.5	313.4
Impairment of trademarks	15.5	—	2.3
Interest expense	390.8	334.7	340.4
Interest income	(8.0)	(4.9)	(3.6)
Other expense (income) - net	47.0	(19.5)	5.3
Income before income taxes	2,573.1	2,248.6	2,519.2
Income tax expense	553.0	384.2	488.8
Net income	$2,020.1	$1,864.4	$2,030.4

Net income per share:
Basic	$7.83	$7.10	$7.48
Diluted	$7.72	$6.98	$7.36

Weighted average shares outstanding:
Basic	258.0	262.5	271.3
Diluted	261.8	267.1	275.8

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(in millions)	Year Ended December 31,
	2022	2021	2020
Net income	$2,020.1	$1,864.4	$2,030.4

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments (1)	(108.7)	(30.6)	(14.1)

Pension and other postretirement benefit adjustments:
Amounts recognized in AOCI (2)	106.8	48.7	(19.4)
Amounts reclassified from AOCI (3)	3.7	6.3	1.4
	110.5	55.0	(18.0)

Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (4)	(4.0)	(4.5)	(6.7)

Other comprehensive (loss) income, net of tax	(2.2)	19.9	(38.8)

Comprehensive income	$2,017.9	$1,884.3	$1,991.6

(1)    The years ended December 31, 2022, 2021 and 2020 include unrealized gains (losses), net of taxes, of $34.1 million, $37.1 million and $(54.0) million, respectively, related to net investment hedges. See Note 17.
(2)    Net of taxes of $(33.8) million, $(12.6) million and $3.4 million in 2022, 2021 and 2020, respectively.
(3)    Net of taxes of $(1.2) million, $(2.1) million and $(0.4) million in 2022, 2021 and 2020, respectively.
(4)    Net of taxes of $1.1 million, $1.0 million and $2.2 million in 2022, 2021 and 2020, respectively.
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31,
	2022	2021	2020
Assets
Current assets:
Cash and cash equivalents	$198.8	$165.7	$226.6
Accounts receivable, less allowance	2,563.6	2,352.4	2,078.1
Inventories	2,626.5	1,927.2	1,804.1
Other current assets	518.8	608.4	482.6
Total current assets	5,907.7	5,053.7	4,591.4
Property, plant and equipment, net	2,207.0	1,867.3	1,834.5
Goodwill	7,583.2	7,134.6	7,049.1
Intangible assets, net	4,002.0	4,001.5	4,471.2
Operating lease right-of-use assets	1,866.8	1,820.6	1,761.1
Other assets	1,027.3	789.0	694.3
Total Assets	$22,594.0	$20,666.7	$20,401.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$978.1	$763.5	$0.1
Accounts payable	2,436.5	2,403.0	2,117.8
Compensation and taxes withheld	784.5	716.6	752.7
Accrued taxes	197.4	160.3	183.5
Current portion of long-term debt	0.6	260.6	25.1
Current portion of operating lease liabilities	425.3	409.7	387.3
Other accruals	1,138.3	1,005.8	1,127.9
Total current liabilities	5,960.7	5,719.5	4,594.4
Long-term debt	9,591.0	8,590.9	8,266.9
Postretirement benefits other than pensions	139.3	259.4	275.6
Deferred income taxes	681.6	768.2	846.1
Long-term operating lease liabilities	1,512.9	1,470.7	1,434.1
Other long-term liabilities	1,606.4	1,420.8	1,373.7
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
258.9, 261.1, and 268.7 million shares outstanding
at December 31, 2022, 2021 and 2020, respectively	91.2	90.8	89.9
Other capital	3,963.9	3,793.0	3,491.4
Retained earnings	3,523.2	2,121.7	844.3
Treasury stock, at cost	(3,775.6)	(2,869.9)	(96.5)
Accumulated other comprehensive loss	(700.6)	(698.4)	(718.3)
Total shareholders’ equity	3,102.1	2,437.2	3,610.8
Total Liabilities and Shareholders’ Equity	$22,594.0	$20,666.7	$20,401.6

See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

(in millions)	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income	$2,020.1	$1,864.4	$2,030.4
Adjustments to reconcile net income to net operating cash:
Depreciation	264.0	263.1	268.0
Non-cash lease expense	416.9	400.7	381.3
Amortization of intangible assets	317.1	309.5	313.4
Loss on divestiture of business	—	111.9	—
(Gain) loss on extinguishment of debt	—	(1.4)	21.3
Impairment of trademarks	15.5	—	2.3
Amortization of credit facility and debt issuance costs	7.6	6.4	7.2
Provisions for environmental-related matters	(7.1)	(4.0)	37.1
Provisions for restructuring	47.3	—	—
Deferred income taxes	(144.8)	(80.3)	(145.3)
Defined benefit pension plans net cost	5.1	6.8	7.6
Stock-based compensation expense	99.7	97.7	95.9
Amortization of non-traded investments	38.5	53.6	84.8
Gain on sale or disposition of assets	(10.7)	(6.1)	(9.4)
Other	29.6	(6.4)	(6.9)
Change in working capital accounts:
(Increase) decrease in accounts receivable	(200.2)	(287.8)	10.3
(Increase) decrease in inventories	(666.7)	(228.1)	84.4
Increase in accounts payable	46.6	346.1	227.2
(Decrease) increase in accrued taxes	(38.1)	(32.7)	99.2
Increase (decrease) in accrued compensation and taxes withheld	65.8	(10.9)	197.7
Decrease (increase) in refundable income taxes	47.6	(38.5)	40.6
Other	32.5	(46.8)	(62.0)
Change in operating lease liabilities	(405.3)	(401.4)	(371.4)
Costs incurred for environmental-related matters	(23.8)	(41.3)	(39.0)
Other	(37.3)	(29.9)	133.9
Net operating cash	1,919.9	2,244.6	3,408.6

Investing Activities
Capital expenditures	(644.5)	(372.0)	(303.8)
Acquisitions of businesses, net of cash acquired	(1,003.1)	(210.9)	—
Proceeds from divestiture of business	—	122.5	—
Proceeds from sale of assets	33.2	14.8	60.7
Other	6.8	(30.8)	(79.3)
Net investing cash	(1,607.6)	(476.4)	(322.4)

Financing Activities
Net increase (decrease) in short-term borrowings	214.4	763.9	(204.6)
Proceeds from long-term debt	999.7	994.8	999.0
Payments of long-term debt	(260.3)	(422.9)	(1,204.7)
Payments for credit facility and debt issuance costs	(7.3)	(11.5)	(10.0)
Payments of cash dividends	(618.5)	(587.1)	(488.0)
Proceeds from stock options exercised	67.3	192.8	182.7
Treasury stock purchased	(883.2)	(2,752.3)	(2,446.3)
Proceeds from treasury stock issued	22.0	11.7	182.4
Proceeds from real estate financing transactions	207.3	—	—
Other	(23.8)	(23.4)	(30.6)
Net financing cash	(282.4)	(1,834.0)	(3,020.1)

Effect of exchange rate changes on cash	3.2	4.9	(1.3)
Net increase (decrease) in cash and cash equivalents	33.1	(60.9)	64.8
Cash and cash equivalents at beginning of year	165.7	226.6	161.8
Cash and cash equivalents at end of year	$198.8	$165.7	$226.6

Taxes paid on income	$580.1	$466.3	$437.2
Interest paid on debt	371.1	338.8	340.8
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2020	$119.4	$3,153.0	$7,366.9	$(5,836.5)	$(679.5)	$4,123.3
Net income			2,030.4			2,030.4
Other comprehensive loss					(38.8)	(38.8)
Adjustment to initially adopt ASU 2016-13			(3.0)			(3.0)
Treasury stock purchased				(2,446.3)		(2,446.3)
Treasury stock issued		61.6		120.8		182.4
Treasury stock retired	(30.6)		(8,061.6)	8,092.2		—
Stock-based compensation activity	1.1	276.4		(26.7)		250.8
Other adjustments		0.4	(0.4)			—
Cash dividends -- $1.7867 per share			(488.0)			(488.0)
Balance at December 31, 2020	89.9	3,491.4	844.3	(96.5)	(718.3)	3,610.8
Net income			1,864.4			1,864.4
Other comprehensive income					19.9	19.9
Treasury stock purchased				(2,752.3)		(2,752.3)
Treasury stock issued		9.3		2.4		11.7
Stock-based compensation activity	0.9	290.9		(23.5)		268.3
Other adjustments		1.4	0.1			1.5
Cash dividends -- $2.20 per share			(587.1)			(587.1)
Balance at December 31, 2021	90.8	3,793.0	2,121.7	(2,869.9)	(698.4)	2,437.2
Net income			2,020.1			2,020.1
Other comprehensive loss					(2.2)	(2.2)
Treasury stock purchased				(883.2)		(883.2)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.4	167.1		(33.5)		134.0
Other adjustments		(7.2)	(0.1)			(7.3)
Cash dividends -- $2.40 per share			(618.5)			(618.5)
Balance at December 31, 2022	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1

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
See Note 23 for further details.
Cash Equivalents
Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the time of credit sales, net of allowance for credit losses. The Company records an allowance for doubtful accounts to reduce Accounts receivable to the net amount expected to be collected (estimated net realizable value).
Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASC 326). Under ASC 326, the Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance for doubtful accounts based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance for doubtful accounts if a final determination of uncollectibility is made. All provisions for the allowance for doubtful accounts are included in Selling, general and administrative expenses. See Note 19 for further details.
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
Goodwill and Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Intangible assets include trademarks, customer relationships and intellectual property. In accordance with the Goodwill and Other Intangibles Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), goodwill and indefinite-lived trademarks are not amortized, but instead are tested for impairment on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Finite-lived intangible assets are amortized on a straight-line basis over the expected period of benefit, which ranges primarily from 7 to 20 years. See Note 7 for further details.

Impairment of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and remaining lives of long-lived assets (including right-of-use assets) whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. See Note 6 for further details.
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
The Company entered into foreign currency forward contracts with maturity dates of less than twelve months in 2022, 2021, and 2020, primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at December 31, 2022, 2021 and 2020. See Note 20 for further details.
The Company also entered into cross currency swap contracts to hedge its net investment in European operations in 2022, 2021, and 2020. These contracts qualified for and were designated as net investment hedges as permitted under US GAAP. The changes in fair value for the cross currency swaps are recognized in the foreign currency translation adjustments component of accumulated other comprehensive income (loss) (AOCI). The cash flow impact of these instruments is classified as an investing activity in the Statements of Consolidated Cash Flows. See Note 17 for further details.
Non-Traded Investments
The Company has investments in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities which qualify for certain tax credits. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of ASU 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying value of the investments are recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments.

	2022	2021	2020
Other assets	$587.0	$355.8	$198.2
Other accruals	89.8	61.8	89.0
Other long-term liabilities	476.5	289.7	127.3
Standby Letters of Credit
The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $149.8 million, $89.2 million and $51.3 million at December 31, 2022, 2021 and 2020, respectively.

Product Warranties
The Company offers assurance type product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2022, 2021 and 2020, including customer satisfaction settlements during the year, were as follows:

	2022	2021	2020
Balance at January 1	$35.2	$43.3	$42.3
Charges to expense	30.1	27.5	38.1
Settlements	(29.1)	(35.6)	(37.1)
Balance at December 31	$36.2	$35.2	$43.3
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with the Retirement Benefits Topic of the ASC, which requires the Company recognize an asset for overfunded defined benefit pension or other postretirement benefit plans and a liability for unfunded or underfunded plans. In addition, actuarial gains and losses and prior service costs of such plans are recorded in AOCI. The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension cost (credit) and net periodic benefit cost (credit). See Note 9 for further details.
Environmental Matters
Capital expenditures for ongoing environmental compliance measures are recorded in Property, plant and equipment, and related expenses are included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. Accrued amounts are primarily recorded on an undiscounted basis and have not been recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. Environmental-related expenses include direct costs of investigation and remediation and indirect costs such as compensation and benefits for employees directly involved in the investigation and remediation activities and fees paid to outside engineering, consulting and law firms. See Notes 11 and 20 for further details.
Defined Contribution Savings Plan
The Company accounts for its salaried defined contribution savings plan in accordance with the Defined Contribution Plans Subtopic of the Compensation – Retirement Benefits Topic of the ASC. The Company recognized compensation expense for amounts contributed to the defined contribution savings plan. See Note 14 for further details on the defined contribution savings plan.
Stock-Based Compensation
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. See Note 15 for further details.
Other Liabilities
The Company retains risk for certain liabilities, primarily workers’ compensation claims, employee medical and disability benefits, and automobile, property, general and product liability claims. Estimated amounts are accrued for certain workers’ compensation, employee medical and disability benefits, automobile and property claims filed but unsettled and estimated claims incurred but not reported. Estimates are based upon management’s estimated aggregate liability for claims incurred using historical experience, actuarial assumptions followed in the insurance industry and actuarially-developed models for estimating certain liabilities. Certain estimated general and product liability claims filed but unsettled are accrued based on management’s best estimate of ultimate settlement or actuarial calculations of potential liability using industry experience and actuarial assumptions developed for similar types of claims.

Foreign Currency Translation
All consolidated non-highly inflationary foreign operations use the local currency of the country of operation as the functional currency. Local currency asset and liability accounts are translated at year-end exchange rates while income and expense accounts are translated at average exchange rates. The resulting translation adjustments are included in AOCI.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer. Collectibility of amounts recorded as revenue was probable at the time of recognition. See Note 19 for further details.
Customer and Vendor Consideration
The Company offers certain customers rebate and sales incentive programs which are classified as reductions in net sales. Such programs are in the form of volume rebates, rebates that constituted a percentage of sales or rebates for attaining certain sales goals. The Company receives consideration from certain suppliers of raw materials in the form of volume rebates or rebates that constituted a percentage of purchases. These rebates are recognized on an accrual basis by the Company as a reduction of the purchase price of the raw materials and a subsequent reduction of Cost of goods sold when the related product was sold.
Cost of Goods Sold
Included in Cost of goods sold are costs for materials, manufacturing, distribution and related support. Distribution costs include expenses related to the distribution of products including inbound freight charges, purchase and receiving costs, warehousing costs, internal transfer costs and other costs incurred to ship products. Also included in Cost of goods sold are total technical expenditures, which include research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs included in technical expenditures were $119.3 million, $115.9 million and $97.1 million for 2022, 2021 and 2020, respectively.
Selling, General and Administrative Expenses
Selling costs include advertising expenses, marketing costs, employee and store costs and sales commissions. The cost of advertising is expensed as incurred. The Company incurred $314.4 million, $311.9 million and $363.4 million in advertising costs during 2022, 2021 and 2020, respectively. General and administrative expenses include human resources, legal, finance and other support and administrative functions.
Government Incentives
The Company receives incentives from various government entities in the form of tax rebates or credits, grants, and loans. These incentives typically require that the Company maintain specified spending levels and other operational metrics and may be subject to reimbursement if conditions are not met or maintained. Government incentives are recorded in the Company’s consolidated financial statements in accordance with their purpose as a reduction of expense, a reduction of the cost of the capital investment or other income. The benefit of these incentives is recorded when received and all conditions as specified in the agreement are fulfilled.
There were $86.6 million and $49.4 million of government incentives received as cash payments related to the construction of the Company’s new headquarters and R&D center in 2022 and 2021, respectively. These government incentives were recorded as a reduction in the carrying amount of the respective assets under construction within Property, plant and equipment, net on the Consolidated Balance Sheets and within Other as an investing activity on the Statements of Consolidated Cash Flows.
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. These arrangements primarily consist of our new headquarters currently under construction, for which we expect to receive total proceeds approximating $800 million to $850 million on an incremental basis until the completion of construction. In December 2022, the Company received $210 million at closing pursuant to the transaction. The net proceeds are recognized within the Financing Activities section of the Statements of Consolidated Cash Flows, and corresponding financing obligations are recognized within Other long-term liabilities and Other accruals on the Consolidated Balance Sheets. Future payments are estimated to be $77 million during the remaining construction period, of which $22 million is estimated to be paid in the following twelve months.

Earnings Per Share
Common stock held in a revocable trust (see Note 13) is not included in outstanding shares for basic or diluted income per share calculations. Basic and diluted net income per share are calculated using the treasury stock method in accordance with the Earnings Per Share Topic of the ASC. Basic net income per share amounts are computed based on the weighted-average number of shares outstanding during the year. Diluted net income per share amounts are computed based on the weighted-average number of shares outstanding plus all dilutive securities potentially outstanding during the year. See Note 22 for further details.
NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted in 2022
Effective January 1, 2022, the Company adopted Accounting Standards Update (ASU) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU requires disclosures for material government assistance transactions during annual reporting periods. The disclosures include information about the nature of the transaction, the related accounting policies used to account for the government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions. The adoption of ASU 2021-10 did not affect the Company’s financial position, results of operations or cash flows as the standard only impacts annual financial statement footnote disclosures. See Note 1 for additional information.
Not Yet Adopted
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the program, amount of obligations outstanding at the end of the reporting period, and a rollforward of activity within the program during the period. The ASU is effective as of January 1, 2023 and will not affect the Company’s financial position, results of operations or cash flows as the standard only impacts financial statement footnote disclosures.
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
NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisitions
Pending
During the fourth quarter of 2022, the Company signed an agreement to acquire German-based Specialized Industrial Coatings Holding (SIC Holding), a Peter Möhrle Holding and GP Capital UG venture comprised of Oskar Nolte GmbH and Klumpp Coatings GmbH. The transaction is subject to customary closing conditions and is expected to close in 2023. The acquired business will be reported within the Company’s Performance Coatings Group.
Closed in Current Year
In April 2022, the Company completed the acquisition of the European industrial coatings business of Sika AG. This business engineers, manufactures and sells corrosion protection coating systems and fire protection coating systems. In July 2022, the Company completed the acquisitions of Gross & Perthun GmbH, a German-based developer, manufacturer, and distributor of coatings primarily for the heavy equipment and transportation industries, Dur-A-Flex, Inc., a domestic floor coatings company, and Powdertech Oy Ltd., a Finland-based distributor of powder coatings and related products. The acquired businesses will be reported within the Company’s Performance Coatings Group. In December 2022, the Company completed the acquisition of Industria Chimica Adriatica S.p.A. (ICA), an Italian designer, manufacturer and distributor of industrial wood coatings with global operations.
The aggregate purchase price for the acquisitions completed in 2022 was approximately $1.024 billion, including amounts withheld as security for certain representations, warranties and obligations of the sellers. The purchase price for each acquisition was preliminarily allocated to identifiable assets and liabilities based on information available at the date of acquisition and may change as the Company completes its analysis of net assets acquired, primarily the identification and valuation of intangible assets. As of December 31, 2022, $282.8 million of intangible assets and $565.8 million of goodwill were recognized from these transactions. The Company expects to finalize the purchase price allocation for each of the acquisitions within the allowable measurement period. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Closed in Prior Year
During the first quarter of 2021, the Company completed the acquisition of a domestic coatings company. The acquisition expanded the Performance Coatings Group’s platform for growth and portfolio of brands and technologies. During the fourth quarter of 2021, the Company completed the acquisition of Specialty Polymers, Inc. (Specialty Polymers), a leading manufacturer and developer of water-based polymers used in architectural and industrial coatings and other applications. The acquisition added to the Company’s existing internal resin manufacturing capabilities. Specialty Polymers is reported within the Company’s Performance Coatings Group.
The aggregate purchase price for acquisitions completed in 2021 was approximately $227.0 million, including amounts withheld as security for certain representations, warranties and obligations of the sellers. The purchase price for each acquisition was preliminarily allocated to identifiable assets and liabilities based on information available at the date of acquisition. As of December 31, 2021, $155.6 million of goodwill and $11.3 million of intangible assets were recognized from these transactions. During the first quarter of 2022, the Company made certain adjustments to the preliminary purchase accounting adjustments associated with the net assets acquired in its 2021 acquisition of Specialty Polymers. The fair value of finite-lived intangible assets increased by $61.3 million and property, plant and equipment assets acquired increased by $11.0 million, offset by a corresponding net decrease in goodwill. There was no material impact on previously reported financial results from these adjustments. The Company completed the preliminary purchase price allocation for the acquisitions completed in 2021 within the allowable measurement period. See Note 7 for additional information related to the acquisitions. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Divestiture
On March 31, 2021, the Company divested Wattyl, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million. The divestiture will enable the Company to focus its resources on global opportunities which better align with our long-term strategies. In connection with this transaction, the Company recognized a pre-tax loss of $111.9 million within Other general (income) expense - net (see Note 20). The Wattyl divestiture does not meet the criteria to be reported as discontinued operations in our consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

NOTE 4 – RESTRUCTURING
In the fourth quarter of 2022, the Company approved a business restructuring plan (Restructuring Plan) to simplify the Company’s operating model and portfolio of brands within the Consumer Brands Group and to reduce costs in all regions in the Consumer Brands Group, Performance Coatings Group and the Administrative segment. The actions taken under the Restructuring Plan better position the Company to continue to add long-term shareholder value. Key focus areas within the Consumer Brands Group include the China architectural business, aerosol portfolio and optimization of the overall retail portfolio. The majority of these restructuring actions are expected to be completed by the end of 2023.
The following table summarizes the activity and remaining liabilities associated with the Restructuring Plan:

	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Balance at January 1, 2022	$—	$—	$—	$—

Provisions:
Severance and related costs	14.5	19.5		34.0
Other qualified costs	11.1	2.7		13.8
Total	25.6	22.2	—	47.8

Payments		(5.7)		(5.7)

Currency impact and other adjustments		(0.4)		(0.4)

Balance at December 31, 2022	$25.6	$16.1	$—	$41.7

Restructuring Plan Expense:
Total expense incurred to date	$25.6	$22.2	$—	$47.8
Additional expense expected	93.9	2.8	10.0	106.7
Total expected expense	$119.5	$25.0	$10.0	$154.5
In addition to the provisions above, which were primarily recorded in Cost of goods sold and Selling, general and administrative expense, trademark impairment of $15.5 million was also recorded in the Consumer Brands Group. See Note 7 for further information.
NOTE 5 – INVENTORIES
Included in Inventories were the following:

	2022	2021	2020
Finished goods	$1,957.7	$1,378.8	$1,427.6
Work in process and raw materials	668.8	548.4	376.5
Inventories	$2,626.5	$1,927.2	$1,804.1
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

	2022	2021	2020
Percentage of total inventories on LIFO	74%	70%	72%
Excess of FIFO over LIFO	$792.7	$593.0	$312.1
During 2021, certain inventories accounted for on the LIFO method were reduced, resulting in the liquidation of certain quantities carried at costs prevailing in prior years. The 2021 liquidation increased net income by $25.8 million.
The Company recorded a reserve for obsolescence of $139.0 million, $118.6 million and $125.8 million at December 31, 2022, 2021 and 2020, respectively, to reduce Inventories to their estimated net realizable value.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Included in Property, plant and equipment, net were the following:

	2022	2021	2020
Land	$263.0	$257.7	$283.5
Buildings	1,199.3	1,157.8	1,098.0
Machinery and equipment	3,230.2	3,043.6	3,026.8
Construction in progress	496.1	205.4	140.5
Property, plant and equipment, gross	5,188.6	4,664.5	4,548.8
Less allowances for depreciation	2,981.6	2,797.2	2,714.3
Property, plant and equipment, net	$2,207.0	$1,867.3	$1,834.5
In accordance with the Property, Plant and Equipment Topic of the ASC, whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable or the useful life may have changed, impairment tests are to be performed. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are not recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. No material impairments of long-lived assets were recorded in 2022, 2021 or 2020.
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
During 2022, the Company acquired five companies which resulted in the recognition of goodwill of $565.8 million and finite-lived intangibles of $282.8 million. The acquired intangibles are being amortized over a weighted-average useful life of approximately 14 years. During 2021, the Company acquired two companies which resulted in the recognition of goodwill of $155.6 million and finite-lived intangibles of $11.3 million. As a result of certain adjustments to the preliminary purchase accounting for the 2021 acquisitions during 2022, goodwill decreased by $72.3 million and the fair value of finite-lived intangibles assets increased by $61.3 million. In addition, during 2021, the Company divested its Wattyl business in Australia and New Zealand. See Note 3 for additional information related to the acquisitions and divestiture.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill at the reporting unit level and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. October 1 has been established for the annual impairment review. An optional qualitative assessment may alleviate the need to perform quantitative goodwill and indefinite-lived intangible asset impairment tests when impairment is unlikely. Should a quantitative impairment test be performed, values are estimated separately for goodwill and indefinite-lived intangible assets using a valuation model, incorporating discount rates commensurate with the risks involved for each group of assets.
The annual impairment review performed as of October 1, 2022, which incorporated the impact of the Restructuring Plan, resulted in trademark impairments totaling $15.5 million in the Consumer Brands Group related to the discontinuation of an architectural paint brand and lower than anticipated sales of an acquired brand and no goodwill impairment.

The annual impairment review performed as of October 1, 2021 did not result in any trademark or goodwill impairment. The annual impairment review performed as of October 1, 2020 resulted in trademark impairment of $2.3 million in the Performance Coatings Group related to lower than anticipated sales of an acquired brand and no goodwill impairment.
A summary of changes in the Company’s carrying value of goodwill by Reportable Segment is as follows:

Goodwill	The Americas Group	Consumer Brands Group	Performance Coatings Group	Consolidated Totals
Balance at January 1, 2020 (1)	$2,256.6	$1,753.9	$2,994.3	$7,004.8
Currency and other adjustments		0.7	43.6	44.3
Balance at December 31, 2020 (1)	2,256.6	1,754.6	3,037.9	7,049.1
Acquisitions			155.6	155.6
Currency and other adjustments		(45.7)	(24.4)	(70.1)
Balance at December 31, 2021 (1)	2,256.6	1,708.9	3,169.1	7,134.6
Acquisitions and acquisition adjustments	49.7	21.3	422.5	493.5
Currency and other adjustments		(2.8)	(42.1)	(44.9)
Balance at December 31, 2022 (1)	$2,306.3	$1,727.4	$3,549.5	$7,583.2
(1)    Net of accumulated impairment losses of $19.4 million ($10.5 million in The Americas Group, $8.1 million in the Consumer Brands Group and $0.8 million in the Performance Coatings Group).
A summary of the Company’s carrying value of intangible assets is as follows:

	Finite-Lived Intangible Assets					Trademarks With Indefinite Lives (1)	Total Intangible Assets
	Software	Customer Relationships	Intellectual Property	All Other	Subtotal
December 31, 2022
Gross	$180.2	$3,121.2	$1,732.5	$427.5	$5,461.4
Accumulated amortization	(148.1)	(1,132.1)	(477.4)	(258.0)	(2,015.6)
Net value	$32.1	$1,989.1	$1,255.1	$169.5	$3,445.8	$556.2	$4,002.0

December 31, 2021
Gross	$166.0	$3,005.7	$1,730.3	$303.5	$5,205.5
Accumulated amortization	(149.3)	(961.6)	(396.5)	(279.7)	(1,787.1)
Net value	$16.7	$2,044.1	$1,333.8	$23.8	$3,418.4	$583.1	$4,001.5

December 31, 2020
Gross	$166.8	$3,181.6	$1,730.3	$306.8	$5,385.5
Accumulated amortization	(142.8)	(804.7)	(310.0)	(273.4)	(1,530.9)
Net value	$24.0	$2,376.9	$1,420.3	$33.4	$3,854.6	$616.6	$4,471.2
(1)    Trademarks are net of accumulated impairment losses of $139.9 million as of December 31, 2022 and $124.4 million as of December 31, 2021 and 2020.
Amortization of finite-lived intangible assets is estimated as follows for the next five years: $323.1 million in 2023, $320.0 million in 2024, $311.1 million in 2025, $302.9 million in 2026 and $298.9 million in 2027.
Although the Company believes its estimates of fair value related to reporting units and indefinite-lived intangible assets are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact and future impairment charges may be required.

NOTE 8 – DEBT
Long-Term Debt
The table below summarizes the carrying value of the Company’s outstanding debt, net of capitalized debt issuance costs:

	Due Date	2022	2021	2020
3.45% Senior Notes	2027	$1,492.1	$1,490.4	$1,488.6
4.50% Senior Notes	2047	1,232.3	1,231.6	1,230.8
2.95% Senior Notes	2029	793.6	792.6	791.7
4.05% Senior Notes	2024	596.9	—	—
3.80% Senior Notes	2049	543.2	543.0	542.8
3.125% Senior Notes	2024	499.0	498.3	497.7
2.30% Senior Notes	2030	496.7	496.2	495.8
2.20% Senior Notes	2032	494.2	493.6	—
3.30% Senior Notes	2050	494.1	493.9	493.7
2.90% Senior Notes	2052	491.5	491.3	—
3.45% Senior Notes	2025	399.1	398.7	398.3
4.25% Senior Notes	2025	397.7	—	—
4.55% Senior Notes	2045	395.0	394.7	394.5
3.95% Senior Notes	2026	354.7	356.2	357.8
4.00% Senior Notes	2042	296.9	296.7	296.6
3.30% Senior Notes	2025	249.8	249.6	249.5
4.40% Senior Notes	2045	240.5	240.0	239.6
7.375% Debentures	2027	119.2	119.2	119.1
7.45% Debentures	2097	3.5	3.5	3.5
0.53% to 8.00% Promissory Notes	Through 2026	1.6	2.0	2.3
2.75% Senior Notes	2022	—	260.0	259.6
4.20% Senior Notes	2022	—	—	405.7
0.92% Fixed Rate Loan	2021	—	—	24.4
Total (1)		9,591.6	8,851.5	8,292.0
Less amounts due within one year		0.6	260.6	25.1
Long-term debt		$9,591.0	$8,590.9	$8,266.9
(1)     Net of capitalized debt issuance costs of $57.3 million, $57.6 million and $52.9 million at December 31, 2022, 2021 and 2020, respectively.
Maturities of long-term debt are as follows for the next five years: $0.6 million in 2023; $1.101 billion in 2024; $1.050 billion in 2025, $350.1 million in 2026 and $1.619 billion in 2027. Interest expense on long-term debt was $348.4 million, $320.4 million and $320.5 million for 2022, 2021 and 2020, respectively.
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
In August 2022, the Company issued $600.0 million of 4.05% Senior Notes due August 2024 and $400.0 million of 4.25% Senior Notes due August 2025 in a public offering. The net proceeds from the issuance of these notes were used to repay borrowings outstanding under the Company’s credit agreement dated May 9, 2016, as amended, and domestic commercial paper program.
In November 2021, the Company issued $500.0 million of 2.20% Senior Notes due March 2032 and $500.0 million of 2.90% Senior Notes due March 2052 in a public offering. The net proceeds from the issuance of these notes were used to repay outstanding borrowings under the Company’s domestic commercial paper program.
In October 2021, the Company exercised its optional redemption rights to redeem the entire outstanding $400.0 million aggregate principal amount of its 4.20% Senior Notes due 2022 and its 4.20% Notes due 2022 initially issued by The Valspar

Corporation (collectively, the 4.20% Senior Notes). The 4.20% Senior Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued interest, and resulted in a gain of $1.4 million recorded in Other expense (income) - net. See Note 20.
Short-Term Borrowings
On August 30, 2022, the Company and two of its wholly-owned subsidiaries, Sherwin-Williams Canada Inc. (SW Canada) and Sherwin-Williams Luxembourg S.à r.l. (SW Luxembourg, together with the Company and SW Canada, the Borrowers), entered into a new five-year $2.250 billion credit agreement (2022 Credit Agreement). The 2022 Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. The 2022 Credit Agreement replaced the $2.000 billion credit agreement dated June 29, 2021, as amended, which was terminated effective August 30, 2022. The 2022 Credit Agreement will mature on August 30, 2027 and provides that the Company may request to extend the maturity date of the facility for two additional one-year periods. In addition, the 2022 Credit Agreement provides that the Borrowers may increase the aggregate size of the facility up to an additional amount of $750.0 million, subject to the discretion of each lender to participate in the increase, and the Borrowers may request letters of credit in an amount of up to $250.0 million.
On August 2, 2021, the Company entered into an amended and restated $625.0 million credit agreement (2021 Credit Agreement), which amends and restates the five-year credit agreement entered into in September 2017. The 2021 Credit Agreement was subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement.
On May 9, 2016, the Company entered into a five-year credit agreement (2016 Credit Agreement), subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement. The 2016 credit agreement gives the Company the right to borrow and obtain letters of credit up to an aggregate availability of $875.0 million. These credit agreements are being used for general corporate purposes. At December 31, 2022, 2021 and 2020, there were no borrowings outstanding under these credit agreements.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2022, the Company had unused capacity under its various credit agreements of $2.742 billion. The table below summarizes the Company’s short-term borrowings:

	2022	2021	2020
Domestic commercial paper	$938.5	$739.9	$—
Foreign facilities	39.6	23.6	0.1
Total	$978.1	$763.5	$0.1

Weighted average interest rate:
Domestic	4.6%	0.3%	—%
Foreign	6.7%	9.5%	0.2%
Interest expense on Short-term borrowings was $42.4 million, $14.3 million and $19.9 million for 2022, 2021 and 2020, respectively.

NOTE 9 – PENSION, HEALTH CARE AND OTHER POSTRETIREMENT BENEFITS
The Company provides pension benefits to substantially all full-time employees through primarily noncontributory defined contribution or defined benefit plans and certain health care and life insurance benefits to domestic active employees and eligible retirees.
Health Care Plans
The Company provides certain domestic health care plans that are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 30,009, 29,016 and 27,782 active employees covered by the benefits under these plans at December 31, 2022, 2021 and 2020, respectively. The cost of these benefits for active employees, which includes claims incurred but not reported, amounted to $347.4 million, $336.0 million and $298.8 million for 2022, 2021 and 2020, respectively.
Defined Contribution Pension Plans
The Company’s annual contribution for its domestic defined contribution pension plan was $88.9 million, $85.3 million and $77.0 million for 2022, 2021 and 2020, respectively. The contribution percentage ranges from two percent to seven percent of compensation for covered employees based on an age and service formula. Assets in employee accounts of the domestic defined contribution pension plan are invested in various investment funds as directed by the participants. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
The Company’s annual contributions for its foreign defined contribution pension plans, which are based on various percentages of compensation for covered employees up to certain limits, were $19.4 million, $17.9 million and $22.5 million for 2022, 2021 and 2020, respectively. Assets in employee accounts of the foreign defined contribution pension plans are invested in various investment funds. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
Defined Benefit Pension Plans
At December 31, 2022, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $91.7 million, fair value of plan assets of $119.4 million and excess plan assets of $27.7 million. The plan was funded in accordance with all applicable regulations at December 31, 2022.
The Company has thirty-four foreign defined benefit pension plans. At December 31, 2022, twenty-seven of the Company’s foreign defined benefit pension plans were unfunded or underfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and deficiencies of plan assets of $65.8 million, $78.5 million, $20.0 million and $58.5 million, respectively.
The Company expects to make the following benefit payments for all domestic and foreign defined benefit pension plans: $15.4 million in 2023; $16.4 million in 2024; $17.4 million in 2025; $18.5 million in 2026; $19.4 million in 2027; and $114.9 million in 2028 through 2032. The Company expects to contribute $5.5 million to the foreign plans in 2023.
The estimated net actuarial gains and prior service costs for the defined benefit pension plans that are expected to be amortized from AOCI into net pension costs in 2023 are $(1.1) million and $1.1 million, respectively.

The following table summarizes the components of the net pension costs and AOCI related to the defined benefit pension plans:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2022	2021	2020	2022	2021	2020
Net pension cost:
Service cost	$4.6	$4.9	$4.4	$6.3	$7.4	$6.8
Interest cost	3.2	2.7	3.2	7.3	5.7	6.9
Expected return on plan assets	(7.6)	(7.1)	(6.3)	(9.4)	(9.6)	(10.0)
Amortization of prior service cost (credit)	1.0	1.1	1.4	(0.2)	(0.1)
Amortization of actuarial losses				0.2	1.5	1.0
Ongoing pension cost	1.2	1.6	2.7	4.2	4.9	4.7
Settlement costs				(0.3)	0.3	0.2
Net pension cost	1.2	1.6	2.7	3.9	5.2	4.9
Other changes in plan assets and projected benefit obligation recognized in AOCI (before taxes):
Net actuarial losses (gains) arising during the year	5.0	(10.5)	(4.5)	(29.6)	(44.9)	7.0
Prior service cost (credit) arising during the year	1.6	1.4	0.2	(0.3)	(1.0)	(0.5)
Amortization of actuarial losses				(0.2)	(1.5)	(1.0)
Amortization of prior service (cost) credit	(1.0)	(1.1)	(1.4)	0.2	0.1
Gain (loss) recognized for settlement				0.3	(0.3)	(0.2)
Exchange rate (loss) gain recognized during the year				(0.4)	(0.6)	1.7
Total recognized in AOCI	5.6	(10.2)	(5.7)	(30.0)	(48.2)	7.0
Total recognized in net pension cost and AOCI	$6.8	$(8.6)	$(3.0)	$(26.1)	$(43.0)	$11.9
Service cost is recorded in Cost of goods sold and Selling, general and administrative expense. All other components of Net pension costs are recorded in Other expense (income) - net.
The Company employs a total return investment approach for the domestic and foreign defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies. The target allocations for plan assets are 35% – 65% equity securities, 35% – 55% fixed income securities and 0% – 5% other (including alternative investments and cash).

The following tables summarize the fair value of the defined benefit pension plan assets at December 31, 2022, 2021 and 2020. The presentation is in accordance with the Fair Value Topic of the ASC.

	Fair value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$80.1	$8.5	$71.6
Fixed income investments (2)	117.6		117.6
Other assets (3)	34.4		34.4
Total investments in fair value hierarchy	232.1	$8.5	$223.6
Investments measured at NAV or its equivalent (4)	110.9
Total investments	$343.0

	Fair value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$133.1	$13.5	$119.6
Fixed income investments (2)	172.1		172.1
Other assets (3)	36.7		36.7
Total investments in fair value hierarchy	341.9	$13.5	$328.4
Investments measured at NAV or its equivalent (4)	141.7
Total investments	$483.6

	Fair value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$134.9	$13.9	$121.0
Fixed income investments (2)	182.3	24.3	158.0
Other assets (3)	39.2		39.2
Total investments in fair value hierarchy	356.4	$38.2	$318.2
Investments measured at NAV or its equivalent (4)	106.1
Total investments	$462.5
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

The following table summarizes the obligations, plan assets and assumptions used for the defined benefit pension plans, which are all measured as of December 31:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2022	2021	2020	2022	2021	2020
Accumulated benefit obligations at end of year	$90.3	$117.0	$114.2	$209.3	$334.8	$370.2
Projected benefit obligations:
Balances at beginning of year	$120.8	$118.6	$103.0	$362.7	$401.1	$360.7
Service cost	4.6	4.9	4.4	6.3	7.4	6.8
Interest cost	3.2	2.7	3.2	7.3	5.7	6.9
Actuarial (gains) losses	(32.6)	(2.8)	11.0	(112.4)	(26.0)	25.3
Contributions and other	1.6	1.4	0.2	3.2	(4.6)	(0.1)
Settlements				(2.4)	(1.7)	(4.3)
Effect of foreign exchange				(28.8)	(9.8)	16.0
Benefits paid	(5.9)	(4.0)	(3.2)	(5.5)	(9.4)	(10.2)
Balances at end of year	91.7	120.8	118.6	230.4	362.7	401.1
Plan assets:
Balances at beginning of year	155.2	144.3	125.9	328.4	318.2	288.1
Actual returns on plan assets	(29.9)	14.9	21.6	(73.4)	27.9	28.9
Contributions and other				5.8	(1.1)	5.9
Settlements				(2.4)	(1.7)	(4.3)
Effect of foreign exchange				(29.3)	(5.5)	9.8
Benefits paid	(5.9)	(4.0)	(3.2)	(5.5)	(9.4)	(10.2)
Balances at end of year	119.4	155.2	144.3	223.6	328.4	318.2
Excess (deficient) plan assets over projected benefit obligations	$27.7	$34.4	$25.7	$(6.8)	$(34.3)	$(82.9)
Assets and liabilities recognized in the Consolidated Balance Sheets:
Deferred pension assets	$27.7	$34.4	$25.7	$51.7	$44.7	$27.4
Other accruals				(3.0)	(3.3)	(2.5)
Other long-term liabilities				(55.5)	(75.7)	(107.8)
	$27.7	$34.4	$25.7	$(6.8)	$(34.3)	$(82.9)
Amounts recognized in AOCI:
Net actuarial gains (losses)	$8.0	$13.0	$2.5	$31.7	$1.9	$(45.4)
Prior service (costs) credits	(7.1)	(6.5)	(6.2)	1.6	1.4	0.5
	$0.9	$6.5	$(3.7)	$33.3	$3.3	$(44.9)
Weighted-average assumptions used to determine projected benefit obligations:
Discount rate	5.27%	3.12%	2.85%	5.06%	2.26%	1.63%
Rate of compensation increase	3.00%	3.00%	3.00%	3.39%	3.25%	2.91%
Weighted-average assumptions used to determine net pension cost:
Discount rate	3.12%	2.85%	3.44%	2.26%	1.63%	2.17%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	3.19%	3.17%	3.62%
Rate of compensation increase	3.00%	3.00%	3.00%	3.25%	2.91%	3.09%

Other Postretirement Benefits
Employees of the Company hired in the United States prior to January 1, 1993 who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for health care and life insurance benefits upon retirement, subject to the terms of the unfunded plans. There were 3,409, 3,410 and 3,465 retired employees covered by these postretirement benefits at December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the obligation and the assumptions used for other postretirement benefits:

	Other Postretirement Benefits
	2022	2021	2020
Benefit obligation:
Balance at beginning of year - unfunded	$276.4	$291.6	$280.5
Service cost	1.2	1.4	1.5
Interest cost	6.0	4.9	7.6
Actuarial (gain) loss	(54.5)	(4.1)	19.7
Plan amendments	(62.8)	(2.2)	1.0
Benefits paid	(12.5)	(15.2)	(18.7)
Balance at end of year - unfunded	$153.8	$276.4	$291.6
Liabilities recognized in the Consolidated Balance Sheets:
Other accruals	$(14.5)	$(17.0)	$(16.0)
Postretirement benefits other than pensions	(139.3)	(259.4)	(275.6)
	$(153.8)	$(276.4)	$(291.6)
Amounts recognized in AOCI:
Net actuarial gains (losses)	$4.7	$(54.0)	$(62.8)
Prior service credits (cost)	64.0	1.6	(0.9)
	$68.7	$(52.4)	$(63.7)
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.16%	2.83%	2.49%
Health care cost trend rate - pre-65	6.25%	6.38%	6.06%
Health care cost trend rate - post-65	5.50%	5.13%	5.13%
Prescription drug cost increases	8.25%	8.25%	8.25%
Employer Group Waiver Plan (EGWP) trend rate	N/A	8.25%	8.25%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.83%	2.49%	3.22%
Health care cost trend rate - pre-65	6.38%	6.06%	6.38%
Health care cost trend rate - post-65	5.13%	5.13%	5.25%
Prescription drug cost increases	8.25%	8.25%	9.00%

The following table summarizes the components of the net periodic benefit cost and AOCI related to postretirement benefits other than pensions:

	Other Postretirement Benefits
	2022	2021	2020
Net periodic benefit cost:
Service cost	$1.2	$1.4	$1.5
Interest cost	6.0	4.9	7.6
Amortization of actuarial losses	4.2	4.7	2.0
Amortization of prior service (credit) cost	(0.4)	0.3	(1.1)
Net periodic benefit cost	11.0	11.3	10.0

Other changes in projected benefit obligation recognized in AOCI (before taxes):
Net actuarial (gain) loss arising during the year	(54.5)	(4.1)	19.7
Prior service (credit) cost arising during the year	(62.8)	(2.2)	0.9
Amortization of actuarial losses	(4.2)	(4.7)	(2.0)
Amortization of prior service credit (cost)	0.4	(0.3)	1.1
Total recognized in AOCI	(121.1)	(11.3)	19.7
Total recognized in net periodic benefit cost and AOCI	$(110.1)	$—	$29.7
The estimated net actuarial losses and prior service credits for other postretirement benefits that are expected to be amortized from AOCI into net periodic benefit cost in 2023 are $0.1 million and $(24.0) million, respectively.
The assumed health care cost trend rate and prescription drug cost increases used to determine the net periodic benefit cost for postretirement health care benefits for 2023 both decrease in each successive year until reaching 4.5% in 2032.
The Company expects to make retiree health care benefit cash payments as follows:

2023	$14.5
2024	15.0
2025	15.5
2026	15.4
2027	14.9
2028 through 2032	59.3
Total expected benefit cash payments	$134.6

NOTE 10 – LEASES
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
Additional lease information is summarized below:

	2022	2021	2020
Operating lease cost	$498.0	$478.0	$464.5
Short-term lease cost	47.1	43.8	41.1
Variable lease cost	89.9	84.4	80.7

Operating cash outflows from operating leases	$480.1	$461.4	$446.1
Leased assets obtained in exchange for new operating lease liabilities	$463.1	$505.2	$469.9

Weighted average remaining lease term	5.6 years	5.8 years	6.0 years
Weighted average discount rate	3.3%	3.0%	3.4%
The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized on the balance sheet as of December 31, 2022. The reconciliation excludes short-term leases that are not recorded on the balance sheet.

Year Ending December 31,
2023	$479.7
2024	429.1
2025	362.6
2026	286.2
2027	201.5
Thereafter	372.4
Total lease payments	2,131.5
Amount representing interest	(193.3)
Present value of operating lease liabilities	$1,938.2

NOTE 11 – OTHER LONG-TERM LIABILITIES
The operations of the Company, like those of other companies in its industry, are subject to various domestic and foreign environmental laws and regulations. These laws and regulations not only govern current operations and products, but also impose potential liability on the Company for past operations. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and the industry in the future. Management believes that the Company conducts its operations in compliance with applicable environmental laws, regulations and requirements and has implemented various programs designed to protect the environment and promote continued compliance.
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2022, 2021 and 2020, the Company had accruals reported on the balance sheet as Other long-term liabilities of $240.2 million, $277.4 million and $300.5 million, respectively. Estimated costs of current investigation and remediation activities of $50.2 million, $45.9 million and $68.6 million are included in Other accruals at December 31, 2022, 2021 and 2020, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $94.2 million higher than the minimum accruals at December 31, 2022. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (“Major Sites”) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at December 31, 2022. At December 31, 2022, $246.6 million, or 84.9% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $94.2 million at December 31, 2022, $72.7 million, or 77.2%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
The largest and most complex of the Major Sites is the Gibbsboro, New Jersey site (“Gibbsboro”) which comprises the substantial majority of the environmental-related accrual. Gibbsboro, a former manufacturing plant, and related areas, which ceased operations in 1978, has had various areas included on the National Priorities List since 1999. This location has soil, sediment, waterbodies, and groundwater contamination related to the historic operations of the facility. Gibbsboro has been divided by the Environmental Protection Agency (“EPA”) into six operable units (“OUs”) based on location and characteristics, whose investigation and remediation efforts are likely to occur over an extended period of time. Each of the OUs are in various phases of investigation and remediation with the EPA that provide enough information to reasonably estimate cost ranges and record environmental-related accruals. The most significant assumptions underlying the reliability and precision of remediation cost estimates for the Gibbsboro site are the type and extent of future remedies to be selected by the EPA and the costs of implementing those remedies.
The remaining three Major Sites comprising the majority of the accrual include: (1) a multi-party Superfund site that (a) has received a record of decision from the federal EPA and is currently in the remedial design phase for one OU, (b) has received a record of decision from the federal EPA for an interim remedy for another OU, and (c) has a remedial investigation ongoing for another OU, (2) a closed paint manufacturing facility that is in the operation and maintenance phase of remediation under both federal and state EPA programs, and (3) a formerly-owned site containing warehouse and office space that is in the remedial investigation phase under a state EPA program. Each of these three Major Sites are in phases of investigation and remediation that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At December 31, 2022, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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

NOTE 12 – LITIGATION
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

Public Nuisance Claim Litigation. The Company and other companies are or were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island; the City of St. Louis, Missouri; various cities and counties in the State of New Jersey; various cities in the State of Ohio and the State of Ohio; the City of Chicago, Illinois; the City of Milwaukee, Wisconsin; the County of Santa Clara, California, and other public entities in the State of California; and Lehigh and Montgomery Counties in Pennsylvania. Except for the Santa Clara County, California proceeding in which the Company reached a court-approved agreement in 2019 after nearly twenty years of litigation, and the pending Pennsylvania proceedings, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.
Pennsylvania Proceedings. Two proceedings in Pennsylvania were initiated in October 2018. The Pennsylvania counties of Montgomery and Lehigh filed complaints against the Company and several other former lead-based paint and lead pigment manufacturers in the Courts of Common Pleas of Montgomery County and Lehigh County, respectively. In both actions, the counties request declaratory relief establishing the existence of a public nuisance and the defendants’ contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys’ fees. After the defendants removed the actions to federal court and the actions were remanded to state court, the defendants filed preliminary objections on December 21, 2020, seeking to dismiss the complaints with prejudice.
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
The Commonwealth Court granted the defendants’ petitions for permission to appeal in both the Montgomery County and Lehigh County actions on February 18, 2022, and stayed all proceedings in the trial courts pending the appellate court proceedings. The parties filed their respective briefs in both actions, and oral argument occurred on December 14, 2022.
Litigation seeking damages from alleged personal injury. The Company and other companies are or have been defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. These proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint and claims for damages allegedly incurred by the children’s parents or guardians. These proceedings generally seek compensatory and punitive damages, and seek other relief including medical monitoring costs. These proceedings include purported claims by individuals, groups of individuals and class actions.
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
Wisconsin is the only jurisdiction to date to apply a theory of liability with respect to alleged personal injury (i.e., risk contribution/market share liability) that does not require the plaintiff to identify the manufacturer of the product that allegedly injured the plaintiff in the lead pigment and lead-based paint litigation. Although the risk contribution liability theory was applied during the Thomas trial, the constitutionality of this theory as applied to the lead pigment cases has not been judicially determined by the Wisconsin state courts. However, in an unrelated action filed in the United States District Court for the Eastern District of Wisconsin, Gibson v. American Cyanamid, et al., on November 15, 2010, the district court held that

Wisconsin’s risk contribution theory as applied in that case violated the defendants’ right to substantive due process and is unconstitutionally retroactive. The district court’s decision in Gibson v. American Cyanamid, et al., was appealed by the plaintiff to the United States Court of Appeals for the Seventh Circuit. On July 24, 2014, the Seventh Circuit reversed the judgment. On January 16, 2015, the defendants filed a petition for certiorari in the United States Supreme Court seeking review of the Seventh Circuit’s decision, and on May 18, 2015, the United States Supreme Court denied the defendants’ petition. The case was remanded to the district court for further proceedings.
The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial was held in May 2019 and resulted in a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). After post-trial motions resulted in the damages award to plaintiff Glenn Burton, Jr. being reduced to $800,000, the Company filed a notice of appeal with the Seventh Circuit. On April 15, 2021, the Seventh Circuit reversed the judgments and held that the Company was entitled to judgment as a matter of law on all claims filed by the three plaintiffs. The plaintiffs filed a petition with the Seventh Circuit on April 27, 2021, seeking a rehearing en banc and, in the alternative, a request for certification of questions to the Wisconsin Supreme Court. The plaintiffs’ petition was denied on May 12, 2021.
On May 20, 2021, the Company and the three other defendants filed motions for summary judgment to dismiss the claims of all plaintiffs then pending in the Eastern District of Wisconsin as a result of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases. On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants on all claims then pending in the district court.
On March 31, 2022, the plaintiffs filed a motion seeking to alter or amend the judgment. Briefing on the motion concluded, and the district court denied the plaintiffs’ motion to alter or amend the judgment on August 16, 2022.
On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. The plaintiffs filed their brief in support on December 9, 2022. The defendants’ brief in opposition is due on February 22, 2023.
On August 24, 2021, the plaintiff in Arrieona Beal v. Armstrong Containers, Inc., et al. filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The defendants answered the plaintiff’s complaint on December 17, 2021. On March 2, 2022, the plaintiff filed a motion for declaratory judgment seeking to clarify Wisconsin law following the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases, to which the Company responded on April 15, 2022. Prior to filing its response to the declaratory judgment motion, the Company removed the case to the Eastern District of Wisconsin on March 25, 2022. The plaintiff filed a motion to remand the case to the state circuit court on April 7, 2022, which the Company opposed. On May 10, 2022, the plaintiff filed a motion for sanctions related to the Company’s removal of the case to federal court, to which the Company responded on May 27, 2022.
Other lead-based paint and lead pigment litigation. In Mary Lewis v. Lead Industries Association, et al., which was pending in the Circuit Court of Cook County, Illinois, plaintiff parents sought to recover the cost of their children’s blood lead testing against the Company and three other defendants that made (or whose alleged corporate predecessors made) white lead pigments. The circuit court had certified a statewide class and a Chicago subclass of parents or legal guardians of children who lived in high-risk zip codes identified by the Illinois Department of Health and who were screened for lead toxicity between August 1995 and February 2008. Excluded from the class were those parents or guardians who have incurred no expense, liability or obligation to pay for the cost of their children’s blood lead testing. In 2017, the defendants moved for summary judgment on the grounds that the three named plaintiffs have not paid and have no obligation or liability to pay for their children’s blood lead testing because Medicaid paid for the children of two plaintiffs and private insurance paid for the third plaintiff without any evidence of a co-pay or deductible. The circuit court granted the motion, but on September 7, 2018, the appellate court reversed with respect to the two plaintiffs for whom Medicaid paid for their children’s testing. Defendants appealed to the Supreme Court of Illinois, and on May 21, 2020, the Supreme Court reversed the appellate court’s judgment, affirmed the circuit court’s summary judgment dismissing the claims of the two plaintiffs for whom Medicaid paid for their children’s testing, and remanded the case for further proceedings consistent with the Supreme Court’s decision. On August 19, 2020, the defendants filed their renewed motion for class decertification and entry of final judgment with the circuit court. The parties filed their respective briefs on the motion, and oral argument occurred on February 4, 2021.
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
The time period for any further appeal by the Department or the plaintiffs has now expired.
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
On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. On September 1, 2022, the appellate court reversed the trial court’s grant of summary judgment, finding in favor of the Company on its appeal and against the insurers on their cross-appeal, and remanded the case to the trial court for further proceedings. On September 12, 2022, the insurers applied to the appellate court for reconsideration of its decision, en banc review, or certification of an appeal to the Ohio Supreme Court, which the Company opposed. On September 30, 2022, the appellate court denied the insurers’ applications for reconsideration and certification. On January 9, 2023, the appellate court denied the insurers’ application for en banc review.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The court has scheduled a trial date of September 26, 2023.

NOTE 13 – CAPITAL STOCK
At December 31, 2022, there were 900,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance. Of the authorized serial preferred stock, 3,000,000 shares are designated as cumulative redeemable serial preferred stock.
Under the 2006 Equity and Performance Incentive Plan (2006 Employee Plan), 71,100,000 shares may be issued or transferred. An aggregate of 17,939,143, 19,135,222 and 21,007,911 shares of common stock at December 31, 2022, 2021 and 2020, respectively, were reserved for the exercise and future grants of option rights and future grants of restricted stock and restricted stock units. See Note 15 for additional information related to stock-based compensation.
Shares outstanding shown in the following table included 1,426,883, 1,426,883 and 1,469,712 shares of common stock held in a revocable trust at December 31, 2022, 2021 and 2020, respectively. The revocable trust is used to accumulate assets for the purpose of funding the ultimate obligation of certain non-qualified benefit plans. Transactions between the Company and the trust are accounted for in accordance with the Deferred Compensation – Rabbi Trusts Subtopic of the Compensation Topic of the ASC, which requires the assets held by the trust be consolidated with the Company’s accounts.

	Shares in Treasury	Shares Outstanding
Balance at January 1, 2020	81,866,907	276,434,517
Shares issued for exercise of option rights		2,873,646
Shares tendered as payment for option rights exercised	10,140	(10,140)
Shares issued for vesting of restricted stock units		386,685
Shares tendered in connection with vesting of restricted stock units	133,077	(133,077)
Treasury stock purchased	11,700,000	(11,700,000)
Treasury stock retired	(91,746,432)
Treasury stock sold (1)	(825,000)	825,000
Balance at December 31, 2020	1,138,692	268,676,631
Shares issued for exercise of option rights		2,365,168
Shares tendered as payment for option rights exercised	4,324	(4,324)
Shares issued for vesting of restricted stock units		276,948
Shares tendered in connection with vesting of restricted stock units	95,618	(95,618)
Treasury stock purchased	10,075,000	(10,075,000)
Balance at December 31, 2021	11,313,634	261,143,805
Shares issued for exercise of option rights		778,075
Shares tendered as payment for option rights exercised	3,861	(3,861)
Shares issued for vesting of restricted stock units		357,832
Shares tendered in connection with vesting of restricted stock units	124,852	(124,852)
Treasury stock purchased	3,350,000	(3,350,000)
Treasury stock sold (1)	(75,000)	75,000
Balance at December 31, 2022	14,717,347	258,875,999
(1)    During the years ended December 31, 2020 and 2022, the Company sold treasury shares to fund Company contributions to the domestic defined contribution plan. The related proceeds were $182.4 million and $22.0 million, respectively.

NOTE 14 – DEFINED CONTRIBUTION SAVINGS PLAN
As of December 31, 2022, 45,075 employees contributed to the Company’s defined contribution savings plan, voluntary to all eligible salaried employees. Participants are allowed to contribute, on a pretax or after-tax basis, up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. Such participant contributions may be invested in a variety of investment funds or a Company common stock fund and may be exchanged between investments as directed by the participant. Participants are permitted to diversify both future and prior Company matching contributions previously allocated to the Company common stock fund into a variety of investment funds.
The Company made contributions to the defined contribution savings plan on behalf of participating employees, representing amounts authorized by employees to be withheld from their earnings, of $240.1 million, $224.3 million and $196.5 million in 2022, 2021 and 2020, respectively. The Company’s matching contributions to the defined contribution savings plan charged to operations were $140.0 million, $133.7 million and $120.0 million for 2022, 2021 and 2020, respectively.
At December 31, 2022, there were 19,689,197 shares of the Company’s common stock being held by the defined contribution savings plan, representing 7.6% of the total number of voting shares outstanding. Shares of Company common stock credited to each member’s account under the defined contribution savings plan are voted by the trustee under instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.
NOTE 15 – STOCK-BASED COMPENSATION
The 2006 Employee Plan authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 71,100,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Company issues new shares upon exercise of option rights (options) and vesting of restricted stock units (RSUs). The 2006 Employee Plan permits the granting of options, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees. At December 31, 2022, no appreciation rights, performance shares or performance units had been granted under the 2006 Employee Plan. Shares available for future grants under the 2006 Employee Plan were 8,612,672 at December 31, 2022.
The 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 600,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Nonemployee Director Plan permits the granting of options, appreciation rights, restricted stock and RSUs to members of the Board of Directors who are not employees of the Company. At December 31, 2022, no options or appreciation rights had been granted under the Nonemployee Director Plan. Shares available for future grants under the Nonemployee Director Plan were 223,833 at December 31, 2022.
At December 31, 2022, the Company had total unrecognized stock-based compensation expense of $125.2 million that is expected to be recognized over a weighted-average period of 1.05 years.

	2022	2021	2020
Stock-based compensation expense	$99.7	$97.7	$95.9
Income tax benefit recognized	24.6	24.1	23.6
Excess tax benefits from share-based payments are recognized as an income tax benefit in the Statements of Consolidated Income when options are exercised and RSUs vest. For the years ended December 31, 2022, 2021 and 2020, the Company’s excess tax benefit from options exercised and RSUs vested reduced the income tax provision by $35.4 million, $108.7 million and $94.7 million respectively.

Options
The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted:

	2022	2021	2020
Risk-free interest rate	4.00%	1.11%	.39%
Expected life of options	5.05 years	5.05 years	5.05 years
Expected dividend yield of stock	.92%	.75%	.88%
Expected volatility of stock	31.6%	26.8%	26.7%
The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options was calculated using a scenario analysis model. Historical data was used to aggregate the holding period from actual exercises, post-vesting cancellations and hypothetical assumed exercises on all outstanding options. The expected dividend yield of stock is the Company’s best estimate of the expected future dividend yield. Expected volatility of stock was calculated using historical and implied volatilities.
Grants of non-qualified and incentive stock options have been awarded to certain officers and key employees under the 2006 Employee Plan. The options generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to options granted to eligible employees amounted to $84.4 million at December 31, 2022. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period, net of estimated forfeitures based on historical activity, and is expected to be recognized over a weighted-average period of 1.09 years.
The following table summarizes the Company’s option activity:

	Optioned Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2022	8,982,935	$147.83	$1,835.5	6.09
Granted	1,000,863	220.57
Exercised	(780,677)	86.91
Forfeited	(81,902)	247.92
Expired	(18,581)	182.48
Outstanding at December 31, 2022	9,102,638	$160.09	$756.6	5.82

Exercisable at December 31, 2022	7,088,732	$137.09	$727.7	4.91
The following table summarizes fair value and intrinsic value information for option activity:

	2022	2021	2020
Weighted average grant date fair value per share	$69.82	$68.63	$46.56
Total fair value of options vested	57.9	53.2	51.0
Total intrinsic value of options exercised	125.4	485.8	407.9

RSUs
The fair value of each RSU is equal to the market value of a share of the Company’s stock on the grant date. Grants of time-based RSUs, which generally require three years of continuous employment from the date of grant before vesting and receiving the stock without restriction, have been awarded to certain officers and key employees under the 2006 Employee Plan. The February 2022, 2021 and 2020 grants of performance-based RSUs vest at the end of a three-year period based on the Company’s achievement of specified financial and operating performance goals relating to earnings per share and return on net assets employed.
Unrecognized compensation expense with respect to grants of RSUs to eligible employees amounted to $39.1 million at December 31, 2022. The unrecognized compensation expense is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 0.85 years.
Grants of RSUs have been awarded to nonemployee directors under the Nonemployee Director Plan. These grants generally vest and stock is received without restriction to the extent of one-third of the RSUs for each year following the date of grant. Unrecognized compensation expense with respect to grants of RSUs to nonemployee directors amounted to $1.7 million at December 31, 2022. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted-average period of 0.89 years.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2022	510,680	$185.38	$179.8	0.96
Granted	254,935	271.75
Vested	(357,832)	145.47
Forfeited	(5,859)	225.42
Outstanding at December 31, 2022	401,924	231.09	$95.4	1.02
The following table summarizes the fair value and intrinsic value information for RSU activity:

	2022	2021	2020
Weighted average grant date fair value per share	$271.75	$238.89	$193.79
Intrinsic value of RSUs vested during year	97.5	66.3	75.0

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of AOCI, including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at January 1, 2020	$(657.4)	$(69.2)	$47.1	$(679.5)
Amounts recognized in AOCI	(14.1)	(19.4)		(33.5)
Amounts reclassified from AOCI		1.4	(6.7)	(5.3)
Balance at December 31, 2020	(671.5)	(87.2)	40.4	(718.3)
Amounts recognized in AOCI	(30.6)	48.7		18.1
Amounts reclassified from AOCI		6.3	(4.5)	1.8
Balance at December 31, 2021	(702.1)	(32.2)	35.9	(698.4)
Amounts recognized in AOCI	(108.7)	106.8		(1.9)
Amounts reclassified from AOCI		3.7	(4.0)	(0.3)
Balance at December 31, 2022	$(810.8)	$78.3	$31.9	$(700.6)
NOTE 17 – DERIVATIVES AND HEDGING
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
In February 2020, the Company settled its $400.0 million U.S. Dollar to Euro cross currency swap contract entered into on May 9, 2019 to hedge the Company’s net investment in its European operations. At the time of the settlement, an unrealized gain of $11.8 million, net of tax, was recognized in AOCI.
The following table summarizes the balance sheet location of the cross currency swaps. See Note 18 for additional information on the fair value of these contracts.

	December 31,	December 31,	December 31,
	2022	2021	2020
Other assets	$9.1	$—	$—
Other accruals	—	—	31.0
Other long-term liabilities	—	36.5	54.8
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the gains (losses) for the years ended December 31:

	2022	2021	2020
Gain (loss)	$45.2	$49.3	$(71.7)
Tax effect	(11.1)	(12.2)	17.7
Gain (loss), net of taxes	$34.1	$37.1	$(54.0)

NOTE 18 – FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at December 31, 2022, 2021 and 2020. Except for the acquisition and divestiture-related fair value measurements described in Note 3 and the trademark impairments described in Note 7, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	December 31, 2022			December 31, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan assets	$74.1	$43.7	$30.4	$80.4	$43.1	$37.3	$69.2	$37.9	$31.3
Qualified replacement plan assets	29.8	29.8		98.8	98.8		161.5	161.5
Net investment hedge asset	9.1		9.1	—			—
	$113.0	$73.5	$39.5	$179.2	$141.9	$37.3	$230.7	$199.4	$31.3

Liabilities:
Net investment hedge liability	$—			$36.5		$36.5	$85.8		$85.8
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor quotes. The cost basis of the investment funds was $67.2 million, $63.0 million, and $58.1 million at December 31, 2022, 2021 and 2020, respectively.
The qualified replacement plan assets consist of investment funds maintained for future contributions to the Company’s domestic defined contribution pension plan. See Note 9. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The investments are valued using quoted market prices multiplied by the number of shares. The cost basis of the investment funds was $29.8 million, $86.9 million and $159.6 million at December 31, 2022, 2021 and 2020, respectively.
The net investment hedge asset and liability represent the fair value of the cross currency swaps. See Note 17. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rate.
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

	December 31,
	2022		2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,590.0	$8,382.3	$8,849.6	$9,777.4	$8,265.2	$9,707.0
Non-traded debt	1.6	1.5	1.9	1.9	26.8	26.5

NOTE 19 – REVENUE
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
Refer to Note 23 for the Company’s disaggregation of net sales by Reportable Segment. As the Reportable Segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Approximately 80% of the Company’s net external sales are in the Company’s North America region (which is comprised of the United States, Canada and the Caribbean region), slightly less than 10% in the EMEAI region (Europe, Middle East, Africa and India), with the remaining global regions accounting for the residual balance. No individual country outside of the United States is individually significant.
The Company has made payments or given credits for various incentives at the beginning of a long-term contract where future revenue is expected and before satisfaction of performance obligations. Under these circumstances, the Company recognizes a contract asset and amortizes these prepayments over the expected benefit life of the long-term contract typically on a straight-line basis.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2021	$2,352.4	$60.9	$131.2	$259.8	$9.2
Balance at December 31, 2022	2,563.6	43.8	117.7	292.9	7.1
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the contractual performance obligation and the associated payment.
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
The following table summarizes the movement in the Company’s allowance for doubtful accounts:

	2022	2021	2020
Beginning balance	$48.9	$53.5	$36.5
Adjustment upon adoption of ASU 2016-13(1)			3.0
Bad debt expense	65.3	33.8	56.8
Uncollectible accounts written off, net of recoveries	(57.6)	(38.4)	(42.8)
Ending balance	$56.6	$48.9	$53.5
(1)The Company adopted ASU 2016-13 effective January 1, 2020, using the modified retrospective transition method, electing to not restate prior periods. Refer to Note 1 for additional detail.
NOTE 20 – OTHER EXPENSE (INCOME)
Other General (Income) Expense - Net
Included in Other general (income) expense - net were the following:

	2022	2021	2020
Provisions for environmental matters - net	$(7.1)	$(4.0)	$37.1
Loss on divestiture (see Note 3)	—	111.9	—
Gain on sale or disposition of assets	(17.8)	(6.1)	(9.4)
Total	$(24.9)	$101.8	$27.7
Provisions for environmental matters – net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals. These provisions are recorded or adjusted as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. See Note 11 for further details on the Company’s environmental-related activities.
The gain on sale or disposition of assets represents the net realized gain associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.

Other Expense (Income) - Net
Included in Other expense (income) - net were the following:

	2022	2021	2020
Investment losses (gains)	$9.7	$(30.4)	$(16.4)
(Gain) loss on extinguishment of debt (see Note 8)	—	(1.4)	21.3
Net expense from banking activities	12.2	10.3	10.4
Foreign currency transaction related losses	33.6	12.0	7.2
Miscellaneous pension expense	4.0	4.4	4.9
Other income	(39.6)	(29.0)	(44.7)
Other expense	27.1	14.6	22.6
Total	$47.0	$(19.5)	$5.3
Investment losses (gains) primarily relate to the change in market value of the investments held in the deferred compensation plan and qualified replacement plan. See Note 18 for additional information on the fair value of these investments. Foreign currency transaction related losses include the impact from foreign currency transactions and net realized (gains) losses from foreign currency option and forward contracts. There were no material foreign currency option and forward contracts outstanding at December 31, 2022, 2021 and 2020.
Miscellaneous pension expense consists of the non-service components of Net periodic benefit cost. See Note 9.
Other income and Other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within Other income or Other expense that were individually significant at December 31, 2022, 2021 and 2020.

NOTE 21 – INCOME TAXES
Significant components of the provisions for income taxes were as follows:

	2022	2021	2020
Current:
Federal	$505.5	$331.2	$457.7
Foreign	90.3	86.5	92.0
State and local	102.0	46.8	84.4
Total current	697.8	464.5	634.1
Deferred:
Federal	(81.7)	(36.5)	(102.7)
Foreign	(47.3)	(40.4)	(19.0)
State and local	(15.8)	(3.4)	(23.6)
Total deferred	(144.8)	(80.3)	(145.3)
Total provisions for income taxes	$553.0	$384.2	$488.8
A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes	2.8	2.2	2.5
Investment vehicles	(0.4)	(0.8)	(0.8)
Employee share-based payments	(1.4)	(4.8)	(3.8)
Research and development credits	(0.6)	(0.6)	(0.5)
Amended returns and refunds	0.4	0.2	0.3
Other - net	(0.3)	(0.1)	0.7
Reported effective tax rate	21.5%	17.1%	19.4%
The increase in the effective tax rate for 2022 compared to 2021 was primarily due to a decrease in tax benefits related to employee share-based payments and the net unfavorable impact of various other tax benefits received by the Company in 2022 compared to 2021.
Significant components of income before income taxes as used for income tax purposes, were as follows:

	2022	2021	2020
Domestic	$2,427.6	$2,106.8	$2,317.9
Foreign	145.5	141.8	201.3
	$2,573.1	$2,248.6	$2,519.2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Deferred tax assets:
Environmental and other similar items	$66.4	$73.2	$82.9
Employee related and benefit items	157.1	170.3	166.6
Operating lease liabilities	478.1	463.1	448.9
Research and development capitalization	52.6
Other items	204.1	192.0	232.8
Total deferred tax assets	958.3	898.6	931.2

Deferred tax liabilities:
Intangible assets and Property, plant, and equipment	973.4	1,053.7	1,156.4
LIFO inventories	97.3	68.6	87.6
Operating lease right-of-use assets	460.5	448.4	434.0
Other items	31.7	33.3	31.7
Total deferred tax liabilities	1,562.9	1,604.0	1,709.7

Net deferred tax liabilities	$604.6	$705.4	$778.5
As of December 31, 2022, the Company’s net deferred income tax liability relates primarily to deferred tax liabilities recorded for intangible assets acquired through the Valspar acquisition.
Netted against the Company’s other deferred tax assets were valuation allowances of $97.5 million, $97.2 million and $104.6 million at December 31, 2022, 2021 and 2020, respectively. The Company has $15.7 million of domestic net operating loss carryforwards acquired through acquisitions that have expiration dates through tax year 2037, foreign tax credits of $18.0 million that expire in calendar years 2028 through 2032 and foreign net operating losses of $339.0 million. The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that expire between tax years 2022 to 2042.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS audited the Company’s 2013 through 2016 income tax returns. As a result of these audits, certain adjustments have been agreed upon with the IRS. The Company continues to evaluate its position and believes that it is adequately reserved for any potential exposure. The IRS is currently auditing the Company’s 2017, 2018 and 2019 income tax returns. As of December 31, 2022, the U.S. federal statute of limitations has not expired for the 2013 through 2021 tax years.
As of December 31, 2022, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2021. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at beginning of year	$228.5	$227.0	$203.0
Additions based on tax positions related to the current year	18.7	14.0	13.8
Additions for tax positions of prior years	10.6	23.1	16.4
Reductions for tax positions of prior years	(6.0)	(22.1)	(3.3)
Settlements	(1.7)	(5.6)	(2.0)
Lapses of statutes of limitations	(7.7)	(7.9)	(0.9)
Balance at end of year	$242.4	$228.5	$227.0

The increase in unrecognized tax benefits was primarily related to the reversal of benefits recognized from certain positions taken on current and prior year income tax returns filed in U.S. federal and various state jurisdictions. These additions were partially offset by various positions taken on prior year income tax returns filed in U.S. and various foreign jurisdictions that were no longer deemed to be at risk. At December 31, 2022, 2021 and 2020, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $230.3 million, $218.9 million and $216.3 million, respectively.
Included in the balance of unrecognized tax benefits at December 31, 2022 is $92.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents expected settlements related to federal renewable energy tax credit funds with DC Solar Solutions, Inc. and certain of its affiliates and also includes items currently under review with IRS Appeals in each of the years 2013 through 2016.
The Company classifies all income tax related interest and penalties as income tax expense. During the year ended December 31, 2022, there was an increase in income tax interest and penalties of $10.3 million. During the years ended December 31, 2021 and 2020, there was a (decrease) increase in income tax interest and penalties of $(2.7) million and $4.0 million, respectively. The Company accrued $36.6 million, $26.4 million and $30.3 million at December 31, 2022, 2021 and 2020, respectively, for the potential payment of interest and penalties.
NOTE 22 – NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	2022	2021	2020
Basic
Net income	$2,020.1	$1,864.4	$2,030.4
Average shares outstanding	258.0	262.5	271.3
Basic net income per share	$7.83	$7.10	$7.48

Diluted
Net income	$2,020.1	$1,864.4	$2,030.4
Average shares outstanding assuming dilution:
Average shares outstanding	258.0	262.5	271.3
Stock options and other contingently issuable shares (1)	3.8	4.6	4.5
Average shares outstanding assuming dilution	261.8	267.1	275.8
Diluted net income per share	$7.72	$6.98	$7.36
(1)    Stock options and other contingently issuable shares excludes 1.9 million, 0.9 million and 1.0 million shares at December 31, 2022, 2021 and 2020, respectively, due to their anti-dilutive effect.
NOTE 23 – REPORTABLE SEGMENT INFORMATION
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

The Americas Group consisted of 4,931 company-operated specialty paint stores in the United States, Canada, Latin America and the Caribbean region at December 31, 2022. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The Americas Group sells a variety of architectural paints, coatings and related products through dedicated dealers, home centers, distributors, hardware stores and other retailers throughout Latin America. The Americas Group meets regional customer demands through developing, licensing, manufacturing, distributing and selling a variety of architectural paints, coatings and related products in North and South America. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2022, this segment opened 72 net new stores, consisting of 89 new stores opened (71 in the United States, 11 in Mexico, 6 in Canada and 1 in South America) and 17 stores closed (2 in the United States, 14 in South America and 1 in Mexico). In 2021 and 2020, this segment opened 85 and 16 net new stores, respectively. The CODM uses discrete financial information about The Americas Group, supplemented with information by geographic region, product type and customer type, to assess performance of and allocate resources to The Americas Group as a whole. In accordance with ASC 280-10-50-9, The Americas Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Consumer Brands Group manufactures and supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers and distributors throughout North America, as well as in China and Europe. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 67% of the total sales of the Consumer Brands Group in 2022 were intersegment transfers of products primarily sold through The Americas Group. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to operational efficiencies, capacity and health and safety initiatives at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by product type and customer type, to assess performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through The Americas Group and this segment’s 317 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2022, this segment added 35 net new branches, consisting of 39 opened or acquired branches and 4 branches closed. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s headquarters site, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. In addition, the Administrative segment included a $111.9 million pre-tax loss on the Wattyl divestiture recognized during the year ended December 31, 2021. See Notes 3 and 20 for additional information on the Wattyl divestiture. Sales of this segment represented external leasing revenue of excess headquarters space or leasing of facilities no longer used by the Company in its primary businesses. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $4.294 billion, $4.223 billion and $3.581 billion for 2022, 2021 and 2020, respectively.

Long-lived assets consisted of Property, plant and equipment, Goodwill, Intangible assets, Operating lease right-of-use assets, Deferred pension assets and Other assets. The aggregate total of long-lived assets for the Company was $16.686 billion, $15.613 billion and, $15.810 billion at December 31, 2022, 2021 and 2020, respectively. Long-lived assets of consolidated foreign subsidiaries totaled $3.369 billion, $2.785 billion and $3.167 billion at December 31, 2022, 2021 and 2020, respectively.
Total Assets of the Company were $22.594 billion, $20.667 billion and $20.402 billion at December 31, 2022, 2021 and 2020, respectively. Total assets of consolidated foreign subsidiaries were $5.337 billion, $4.653 billion and $4.834 billion, which represented 23.6%, 22.5% and 23.7% of the Company’s total assets at December 31, 2022, 2021 and 2020, respectively.
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

	2022
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$12,661.0	$2,690.7	$6,793.5	$3.7	$22,148.9
Intersegment transfers	—	5,508.7	203.7	(5,712.4)	—
Total net sales and intersegment transfers	$12,661.0	$8,199.4	$6,997.2	$(5,708.7)	$22,148.9

Segment profit	$2,436.6	$225.7	$734.9		$3,397.2
Interest expense				$(390.8)	(390.8)
Administrative expenses and other				(433.3)	(433.3)
Income before income taxes	$2,436.6	$225.7	$734.9	$(824.1)	$2,573.1
% to net external sales	19.2%	8.4%	10.8%		11.6%

Identifiable assets	$6,018.2	$6,605.0	$8,296.8	$1,674.0	$22,594.0
Capital expenditures	92.9	289.4	38.7	223.5	644.5
Depreciation	76.1	124.0	29.1	34.8	264.0
Amortization	3.5	79.6	232.0	2.0	317.1

	2021
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$11,217.0	$2,721.6	$6,003.8	$2.2	$19,944.6
Intersegment transfers	—	4,411.8	149.7	(4,561.5)	—
Total net sales and intersegment transfers	$11,217.0	$7,133.4	$6,153.5	$(4,559.3)	$19,944.6

Segment profit	$2,239.1	$358.4	$486.2		$3,083.7
Interest expense				$(334.7)	(334.7)
Administrative expenses and other				(500.4)	(500.4)
Income before income taxes	$2,239.1	$358.4	$486.2	$(835.1)	$2,248.6
% to net external sales	20.0%	13.2%	8.1%		11.3%

Identifiable assets	$5,627.9	$5,161.1	$8,388.6	$1,489.1	$20,666.7
Capital expenditures	79.2	123.9	90.8	78.1	372.0
Depreciation	73.4	86.7	66.2	36.8	263.1
Amortization	3.7	83.7	218.9	3.2	309.5

	2020
	The Americas Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$10,383.2	$3,053.4	$4,922.4	$2.7	$18,361.7
Intersegment transfers	—	3,688.4	137.1	(3,825.5)	—
Total net sales and intersegment transfers	$10,383.2	$6,741.8	$5,059.5	$(3,822.8)	$18,361.7

Segment profit	$2,294.1	$579.6	$500.1		$3,373.8
Interest expense				$(340.4)	(340.4)
Administrative expenses and other				(514.2)	(514.2)
Income before income taxes	$2,294.1	$579.6	$500.1	$(854.6)	$2,519.2
% to net external sales	22.1%	19.0%	10.2%		13.7%

Identifiable assets	$5,386.6	$5,387.4	$8,071.1	$1,556.5	$20,401.6
Capital expenditures	63.9	89.8	43.0	107.1	303.8
Depreciation	73.0	87.6	69.1	38.3	268.0
Amortization	4.5	90.0	213.9	5.0	313.4
NOTE 24 – SUBSEQUENT EVENT
During the first quarter of 2023, the Company realigned its organizational structure to manage the Latin America Division within the Consumer Brands Group. Previously, the Latin America Division was managed and reported within The Americas Group; however, Latin America architectural demand and service model trends are shifting to align more closely with the Consumer Brands Group’s strategy. In addition, the new structure enables The Americas Group to focus on the core U.S. and Canada stores business. Beginning with the quarterly reporting for the period ending March 31, 2023, the Company will report the Latin America Division within the Consumer Brands Group and will also reflect the change in the comparable prior period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors and director nominees is set forth in our Proxy Statement under the caption “Proposal 1 – Election of 9 Directors” and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2022. Please refer to the information set forth in our Proxy Statement under the caption “Board Committees,” which is incorporated herein by reference.
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
Please refer to the information set forth in our Proxy Statement under the caption “Code of Conduct,” which is incorporated herein by reference. Our Code of Conduct and Code of Ethics for Senior Financial Management are available on our Investor Relations website, investors.sherwin.com.
We intend to disclose on our Investor Relations website, investors.sherwin.com, any amendment to, or waiver from, a provision of our Code of Conduct or Code of Ethics for Senior Financial Management that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the SEC.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our Proxy Statement under the captions “2022 Director Compensation Table,” “Director Compensation Program,” “Executive Compensation” and “Executive Compensation Tables” and is incorporated herein by reference.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2022, 2021 and 2020 is set forth below. All other schedules for which provision is made in the applicable SEC accounting regulations are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)

Changes in deferred tax asset valuation allowances were as follows:

(millions of dollars)	2022	2021	2020
Beginning balance	$97.2	$104.6	$84.6
Additions (deductions) (1)	0.3	(7.4)	20.0
Ending balance	$97.5	$97.2	$104.6

(1) Additions (deductions) did not have a material impact on the Income Statement in 2022, 2021 or 2020.

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
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference.

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

(x)
Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

(y)
First Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

(z)
Second Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022 (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

(aa)
Credit Agreement, dated as of August 30, 2022, by and among the Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2022, and incorporated herein by reference.

(bb)
Credit Agreement, dated as of May 9, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

(cc)
Agreement for Letter of Credit, dated as of May 9, 2016, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

(dd)
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

(ee)
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

(ff)
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

(gg)
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

(hh)
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

(ii)
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

(jj)
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

(kk)
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

(ll)
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

(mm)
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

(nn)
Amendment No. 11 to the Credit Agreement, dated as of September 14, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2020, and incorporated herein by reference.

(oo)
Amendment No. 12 to the Credit Agreement, dated as of November 9, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2020, and incorporated herein by reference.

(pp)
Amendment No. 13 to the Credit Agreement, dated as of December 7, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 7, 2020, and incorporated herein by reference.

(qq)
Amendment No. 14 to the Credit Agreement, dated as of February 16, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2021, and incorporated herein by reference.

(rr)
Amendment No. 15 to the Credit Agreement, dated as of May 3, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 2021, and incorporated herein by reference.

(ss)
Amendment No. 16 to the Credit Agreement, dated as of May 23, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2022, and incorporated herein by reference.

(tt)
Amendment No. 17 to the Credit Agreement, dated as of October 31, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 31, 2022, and incorporated herein by reference.

(uu)
Amendment No. 18 to the Credit Agreement, dated as of November 28, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 28, 2022, and incorporated herein by reference.

(vv)
Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A., filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

(ww)
Amended and Restated Credit Agreement, dated as of August 2, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2021, and incorporated herein by reference.

(xx)
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 6, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2021, and incorporated herein by reference.

(yy)
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2021, and incorporated herein by reference.

(zz)
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of November 30, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2021, and incorporated herein by reference.

(aaa)
Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of August 15, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2022, and incorporated herein by reference.

(bbb)
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of August 26, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2022, and incorporated herein by reference.

(ccc)
Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of September 8, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 8, 2022, and incorporated herein by reference.

(ddd)
Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of September 14, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, and incorporated herein by reference.

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

**(w)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference.

**(x)	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).

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

**(aa)
The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of April 19, 2017) filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

**(bb)
The Sherwin-Williams Company Key Employee Separation Plan as Amended and Restated Effective March 1, 2022 filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference.

21.	Subsidiaries (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24. (a)	Powers of Attorney (filed herewith).

(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31. (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32. (a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.
**	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2023.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary

* JOHN G. MORIKIS	Chairman and Chief Executive Officer, Director (Principal Executive Officer)
John G. Morikis
* ALLEN J. MISTYSYN	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Allen J. Mistysyn
* JANE M. CRONIN	Senior Vice President – Enterprise Finance (Principal Accounting Officer)
Jane M. Cronin
* KERRII B. ANDERSON	Director
Kerrii B. Anderson
* ARTHUR F. ANTON	Director
Arthur F. Anton
* JEFF M. FETTIG	Director
Jeff M. Fettig
* RICHARD J. KRAMER	Director
Richard J. Kramer
* CHRISTINE A. POON	Director
Christine A. Poon
* AARON M. POWELL	Director
Aaron M. Powell
* MARTA R. STEWART	Director
Marta R. Stewart
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* STEVEN H. WUNNING	Director
Steven H. Wunning

*	The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	MARY L. GARCEAU	February 22, 2023
Mary L. Garceau, Attorney-in-fact