Form 10-Q
period 2023-03-31
SHERWIN WILLIAMS CO
filed 2023-04-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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

Common Stock, $0.33-1/3 Par Value – 257,890,316 shares as of March 31, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended March 31,
	2023	2022
Net sales	$5,442.4	$4,998.7
Cost of goods sold	3,021.5	2,945.8
Gross profit	2,420.9	2,052.9
Percent to net sales	44.5%	41.1%
Selling, general and administrative expenses	1,693.0	1,485.5
Percent to net sales	31.1%	29.7%
Other general expense - net	10.5	2.5
Interest expense	109.3	88.4
Interest income	(3.5)	(0.9)
Other (income) expense - net	(3.2)	16.3
Income before income taxes	614.8	461.1
Income taxes	137.4	90.3
Net income	$477.4	$370.8

Net income per common share:
Basic	$1.86	$1.43
Diluted	$1.84	$1.41

Weighted average shares outstanding:
Basic	256.7	258.8
Diluted	259.7	263.1

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended
	March 31,
	2023	2022
Net income	$477.4	$370.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	40.2	(43.6)
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(4.5)	1.0
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(1.0)
Other comprehensive income (loss)	34.8	(43.6)
Comprehensive income	$512.2	$327.2
(1)    The three months ended March 31, 2023 and 2022 include unrealized unrealized gains (losses), net of taxes, of $(4.2) million and $8.1 million, respectively, related to net investment hedges. See Note 13 for additional information.
(2)    Net of taxes of $1.7 million and $(0.2) million in the three months ended March 31, 2023 and 2022, respectively.
(3)    Net of taxes of $0.3 million in the three months ended March 31, 2023 and 2022.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$151.4	$198.8	$401.1
Accounts receivable, net	2,909.2	2,563.6	2,783.6
Inventories	2,707.8	2,626.5	2,328.6
Other current assets	524.4	518.8	573.1
Total current assets	6,292.8	5,907.7	6,086.4
Property, plant and equipment, net	2,362.0	2,207.0	1,907.3
Goodwill	7,445.4	7,583.2	7,058.8
Intangible assets	4,103.5	4,002.0	4,004.0
Operating lease right-of-use assets	1,854.2	1,866.8	1,837.9
Other assets	1,072.0	1,027.3	836.0
Total assets	$23,129.9	$22,594.0	$21,730.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,481.3	$978.1	$1,739.7
Accounts payable	2,513.6	2,436.5	2,860.8
Compensation and taxes withheld	528.0	784.5	572.3
Accrued taxes	315.1	197.4	178.2
Current portion of long-term debt	0.6	0.6	260.7
Current portion of operating lease liabilities	430.2	425.3	416.0
Other accruals	1,037.2	1,138.3	925.4
Total current liabilities	6,306.0	5,960.7	6,953.1
Long-term debt	9,593.1	9,591.0	8,592.3
Postretirement benefits other than pensions	139.3	139.3	258.4
Deferred income taxes	739.9	681.6	760.2
Long-term operating lease liabilities	1,494.9	1,512.9	1,481.2
Other long-term liabilities	1,689.9	1,606.4	1,450.9
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
257.9 million, 258.9 million and 260.1 million shares outstanding
at March 31, 2023, December 31, 2022 and March 31, 2022, respectively	91.3	91.2	91.0
Other capital	3,998.0	3,963.9	3,842.7
Retained earnings	3,844.1	3,523.2	2,341.5
Treasury stock, at cost	(4,100.8)	(3,775.6)	(3,298.9)
Accumulated other comprehensive loss	(665.8)	(700.6)	(742.0)
Total shareholders' equity	3,166.8	3,102.1	2,234.3
Total liabilities and shareholders’ equity	$23,129.9	$22,594.0	$21,730.4

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES
Net income	$477.4	$370.8
Adjustments to reconcile net income to net operating cash:
Depreciation	70.4	65.5
Non-cash lease expense	109.0	109.9
Amortization of intangible assets	83.7	78.0
Amortization of credit facility and debt issuance costs	2.2	1.7
Stock-based compensation expense	22.5	26.8
Amortization of non-traded investments	19.4	10.6
(Gain) loss on sale or disposition of assets	(4.6)	1.9
Provisions for environmental-related matters	12.7	0.6
Provisions for restructuring	0.9	—
Defined benefit pension plans net cost	0.9	1.4
Other postretirement benefit plan net cost	(4.5)	—
Deferred income taxes	(2.7)	(11.6)
Other	4.4	4.9
Change in working capital accounts - net	(534.2)	(498.2)
Change in operating lease liabilities	(109.6)	(110.4)
Costs incurred for environmental-related matters	(4.4)	(5.0)
Costs incurred for restructuring	(11.7)	—
Other	(43.6)	(20.6)
Net operating cash	88.2	26.3

INVESTING ACTIVITIES
Capital expenditures	(209.9)	(106.3)
Acquisitions of businesses, net of cash acquired	(0.3)	(0.4)
Proceeds from sale of assets	—	10.8
Other	(23.2)	(99.7)
Net investing cash	(233.4)	(195.6)

FINANCING ACTIVITIES
Net increase in short-term borrowings	503.0	972.2
Payments of cash dividends	(156.5)	(150.9)
Proceeds from stock options exercised	11.4	11.6
Treasury stock purchased	(301.7)	(407.1)
Proceeds from treasury stock issued	—	22.0
Proceeds from real estate financing transactions	66.5	—
Other	(24.6)	(32.1)
Net financing cash	98.1	415.7

Effect of exchange rate changes on cash	(0.3)	(11.0)
Net (decrease) increase in cash and cash equivalents	(47.4)	235.4
Cash and cash equivalents at beginning of year	198.8	165.7
Cash and cash equivalents at end of period	$151.4	$401.1

Income taxes paid	$40.7	$38.9
Interest paid	113.0	76.1

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1
Net income			477.4			477.4
Other comprehensive income					34.8	34.8
Treasury stock purchased				(301.7)		(301.7)
Stock-based compensation activity	0.1	33.8		(23.5)		10.4
Other adjustments		0.3				0.3
Cash dividends -- $0.605 per share			(156.5)			(156.5)
Balance at March 31, 2023	$91.3	$3,998.0	$3,844.1	$(4,100.8)	$(665.8)	$3,166.8

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
Net income			370.8			370.8
Other comprehensive loss					(43.6)	(43.6)
Treasury stock purchased				(407.1)		(407.1)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.2	38.3		(32.9)		5.6
Other adjustments		0.4	(0.1)			0.3
Cash dividends -- $0.60 per share			(150.9)			(150.9)
Balance at March 31, 2022	$91.0	$3,842.7	$2,341.5	$(3,298.9)	$(742.0)	$2,234.3

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended March 31, 2023 and 2022
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2023 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
Since December 31, 2022, accounting estimates were revised as necessary during the first three months of 2023 based on new information and changes in facts and circumstances. Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2022 have been reclassified to conform to the 2023 presentation.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Reportable Segments
During the first quarter of 2023, the Company realigned its organizational structure to manage the Latin America architectural paint business within the Consumer Brands Group. Previously, the Latin America architectural paint business was managed within The Americas Group; however, Latin America architectural demand and service model trends are shifting to align more closely with the Consumer Brand Group’s strategy. As a result of the change, The Americas Group has been renamed the Paint Stores Group which now focuses on the core U.S., Canada and Caribbean region stores business. All reported segment information herein, including comparable prior periods, include the Latin America architectural paint business within the Consumer Brands Group. See Notes 6 and 19 for additional information.
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. These arrangements primarily consist of our new headquarters currently under construction. During the first quarter of 2023, the Company received $66.5 million pursuant to the transaction. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning real estate financing.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. The Company is not a party to agreements between the suppliers and the financial institutions. These arrangements provide participating suppliers the option to settle outstanding Accounts payable incurred by the Company in the normal course of business early at a discount and do not impact our rights and obligations with suppliers, including amounts due and scheduled payment terms. Under the terms of our agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. On the invoice due date, the Company settles the outstanding amount with the respective financial institution. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $251.3 million, $258.1 million and $250.6 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

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

	March 31,	December 31,	March 31,
	2023	2022	2022
Other assets	$573.8	$587.0	$420.2
Other accruals	75.0	89.8	49.7
Other long-term liabilities	482.1	476.5	357.4
NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted
Effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the programs and the obligations outstanding at the end of the reporting period. The adoption of ASU 2022-04 did not affect the Company’s financial position, results of operations or cash flows as the standard only impacts financial statement footnote disclosures. See Note 1 for additional information. In addition, a required rollforward of activity within the programs will be disclosed prospectively beginning with the annual period ending December 31, 2024.
Effective January 1, 2023, the Company adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of ASU 2021-08 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Not Yet Adopted
In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for investments in tax credit structures using the proportional amortization method.” This ASU allows entities to apply the proportional amortization method to all tax equity investments if certain conditions are met. In addition, the ASU requires certain disclosures about the nature and financial implications of tax equity investments on an entity’s financial position, results of operations and cash flows, including the impact of transition on the periods presented, if any. This ASU is effective for fiscal years and interim periods beginning after December 15, 2023, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
NOTE 3 - ACQUISITIONS AND DIVESTITURES
Pending Acquisition
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
Acquisitions Closed in Prior Year
In April 2022, the Company completed the acquisition of the European industrial coatings business of Sika AG. In July 2022, the Company completed the acquisitions of Gross & Perthun GmbH, Dur-A-Flex, Inc. and Powdertech Oy Ltd. In December 2022, the Company completed the acquisition of Industria Chimica Adriatica S.p.A. (ICA). The acquired businesses are reported within the Company’s Performance Coatings Group.
During the first quarter of 2023, the Company revised the purchase price allocation from Goodwill to the various net assets acquired through its 2022 acquisition of ICA. Goodwill decreased $149.6 million and deferred tax liabilities increased $59.0 million, offset by an increase in finite-lived intangible assets of $192.7 million, with the remaining purchase price allocated to various other assets acquired and liabilities assumed in the transaction. There was no material impact on previously reported financial results from these adjustments. The Company expects to finalize the purchase price allocation for each of the acquisitions within the allowable measurement period. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Subsequent Events
In April 2023, the Company signed a definitive agreement to divest the Consumer Brand Group’s China architectural business with annual revenue of approximately $100 million and 300 employees. The divestiture will enable the Company to focus its resources on opportunities which better align with its long-term strategies. The transaction is expected to close in the second half of 2023, subject to regulatory approval and other customary closing conditions. We expect to incur a loss in the second quarter of 2023, but are unable to estimate the amount at this time due to uncertainty of the impact closing conditions will have on the transaction. The Company also signed a definitive agreement to divest a non-core domestic aerosol business within the Consumer Brands Group. This transaction closed in April 2023 and will result in the recognition of an immaterial gain during the second quarter of 2023.
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
The following table summarizes the activity and remaining liabilities associated with the Restructuring Plan:

	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Balance at January 1, 2023	$25.6	$16.1	$—	$41.7
Provisions for severance and related costs (1)	1.0	(0.1)	—	0.9
Payments	(7.7)	(4.0)	—	(11.7)
Currency impact and other adjustments	(2.0)	0.3	—	(1.7)
Balance at March 31, 2023	$16.9	$12.3	$—	$29.2

Restructuring Plan Expense:
Total expense incurred to date	$24.6	$22.4	$—	$47.0
Additional expense expected	94.9	2.6	10.0	107.5
Total expected expense	$119.5	$25.0	$10.0	$154.5
(1) Provisions were primarily recorded in Selling, general and administrative expenses.

NOTE 5 - INVENTORIES
Included in Inventories were the following:

	March 31,	December 31,	March 31,
	2023	2022	2022
Finished goods	$2,093.9	$1,957.7	$1,729.5
Work in process and raw materials	613.9	668.8	599.1
Inventories	$2,707.8	$2,626.5	$2,328.6
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on the Company’s inventory valuation, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
NOTE 6 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	March 31,	December 31,	March 31,
	2023	2022	2022
Land	$264.7	$263.0	$246.6
Buildings	1,211.8	1,199.3	1,140.6
Machinery and equipment	3,306.6	3,230.2	3,145.8
Construction in progress	638.6	496.1	245.6
Property, plant and equipment, gross	5,421.7	5,188.6	4,778.6
Less allowances for depreciation	3,059.7	2,981.6	2,871.3
Property, plant and equipment, net	$2,362.0	$2,207.0	$1,907.3
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. As a result of the Latin America architectural paint business moving to the Consumer Brands Group reportable segment, the Company performed a quantitative impairment analysis for the impacted reporting units and determined both before and after the change, there is no indication of impairment.
NOTE 7 - DEBT
The following table summarizes the Company’s outstanding debt:

	March 31,	December 31,	March 31,
	2023	2022	2022
Long-term debt (including current portion)	$9,593.7	$9,591.6	$8,853.0
Short-term borrowings	1,481.3	978.1	1,739.7
Total debt outstanding	$11,075.0	$10,569.7	$10,592.7
Short-Term Borrowings
On February 28, 2023, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturity of $125.0 million of the commitments available for borrowing and for the issuance, renewal, extension, and increase of a letter of credit under the credit agreement from June 20, 2023 to December 20, 2027.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At March 31, 2023, the Company had unused capacity under its various credit agreements of $2.228 billion. The following table summarizes the Company’s short-term borrowings:

	March 31,	December 31,	March 31,
	2023	2022	2022
Short-term borrowings:
Domestic commercial paper	$1,452.3	$938.5	$1,651.5
Foreign facilities	29.0	39.6	88.2
Total	$1,481.3	$978.1	$1,739.7

Weighted average interest rate:
Domestic commercial paper	5.1%	4.6%	0.8%
Foreign facilities	3.7%	6.7%	7.6%
For further details on the Company’s debt, including available credit facilities and related agreements, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost (credit) for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Three Months Ended March 31:
Net periodic benefit cost (credit):
Service cost	$0.8	$1.3	$1.1	$1.6	$0.1	$0.3
Interest cost	1.2	0.8	2.9	2.0	1.9	1.4
Expected return on assets	(1.8)	(1.9)	(3.1)	(2.6)
Amortization of prior service cost (credit)	0.3	0.2	(0.1)	(0.1)	(6.0)	(0.1)
Amortization of actuarial losses			(0.4)	0.1		1.1
Total	$0.5	$0.4	$0.4	$1.0	$(4.0)	$2.7
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other (income) expense - net. For further details on the Company’s pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
NOTE 9 - OTHER LONG-TERM LIABILITIES
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2023 and 2022, the Company had accruals reported on the balance sheet as Other long-term liabilities of $248.2 million and $272.5 million, respectively. Estimated costs of current investigation and remediation activities of $50.2 million and $45.9 million are included in Other accruals at March 31, 2023 and 2022, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $83.5 million higher than the minimum accruals at March 31, 2023. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2023. At March 31, 2023, $254.5 million, or 85.3% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $83.5 million at March 31, 2023, $62.3 million, or 74.6%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The remaining three Major Sites comprising the majority of the accrual include (1) a multi-party Superfund site that (a) has received a record of decision from the federal EPA and is currently in the remedial design phase for one OU, (b) has received a record of decision from the federal EPA for an interim remedy for another OU, and (c) has a remedial investigation ongoing for another OU, (2) a closed paint manufacturing facility that is in the operation and maintenance phase of remediation under both federal and state EPA programs, and (3) a formerly-owned site containing warehouse and office space that is in the remedial investigation/design phase under a state EPA program. Each of these three Major Sites are in phases of investigation and remediation that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
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

Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At March 31, 2023, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
NOTE 10 - LITIGATION
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs have sought various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company believes that the litigation brought to date is without merit or subject to meritorious defenses and is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. The Company will continue to vigorously defend against any additional lead pigment and lead-based paint litigation that may be filed, including utilizing all avenues of appeal, if necessary.
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
Litigation seeking damages from alleged personal injury. The Company and other companies are or have been defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. The current proceedings include claims by children allegedly injured from ingestion of lead pigment or lead-containing paint. The plaintiffs generally seek compensatory damages and have invoked Wisconsin’s risk contribution theory (which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff.
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
On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. The plaintiffs filed their brief in support on December 9, 2022. The defendants filed their brief in opposition on February 22, 2023. On March 24, 2023, the plaintiffs filed their reply brief, which included a motion to certify issues to the Wisconsin Supreme Court. On March 31, 2023, the defendants filed a motion to strike and response in opposition to plaintiffs’ motion to certify. On April 7, 2023, the plaintiffs filed a response in opposition to defendants’ motion to strike. On April 14, 2023, the defendants filed a reply in support of their motion to strike.
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

On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. On September 1, 2022, the appellate court reversed the trial court’s grant of summary judgment, finding in favor of the Company on its appeal and against the insurers on their cross-appeal, and remanded the case to the trial court for further proceedings. On September 12, 2022, the insurers applied to the appellate court for reconsideration of its decision, en banc review, or certification of an appeal to the Ohio Supreme Court, which the Company opposed. On September 30, 2022, the appellate court denied the insurers’ applications for reconsideration and certification. On January 9, 2023, the appellate court denied the insurers’ application for en banc review. On February 21, 2023, the insurers filed with the Ohio Supreme Court a notice of appeal and memorandum in support of jurisdiction, to which the Company responded in opposition on March 22, 2023.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The court has scheduled a trial date of September 16, 2024.
NOTE 11 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2023		2022
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.605	$156.5	$0.60	$150.9
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of March 31, 2023, the Company had remaining authorization from its Board of Directors to purchase 43.9 million shares of its common stock. The table below summarizes share repurchases during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Treasury stock purchases	$301.7	$407.1
Treasury stock purchases (shares)	1,300,000	1,450,000
Average price per share	$232.08	$280.77

In February 2022, the Company received proceeds of $22.0 million in conjunction with the issuance of treasury shares to fund Company contributions to the domestic defined contribution pension plan.
Other Activity
During the three months ended March 31, 2023, 120,769 stock options were exercised at a weighted average price per share of $95.38. In addition, 301,425 restricted stock units vested during the same period.
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2022	$(810.8)	$78.3	$31.9	$(700.6)
Amounts recognized in AOCI	40.2			40.2
Amounts reclassified from AOCI		(4.5)	(0.9)	(5.4)
Balance at March 31, 2023	$(770.6)	$73.8	$31.0	$(665.8)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2021	$(702.1)	$(32.2)	$35.9	$(698.4)
Amounts recognized in AOCI	(43.6)			(43.6)
Amounts reclassified from AOCI		1.0	(1.0)	—
Balance at March 31, 2022	$(745.7)	$(31.2)	$34.9	$(742.0)
NOTE 13 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has U.S. Dollar to Euro cross currency swap contracts to hedge the Company's net investment in its European operations. The contracts were entered into on February 13, 2020, November 8, 2021 and March 28, 2023 with various counterparties. The total notional value of the outstanding contracts entered into on each date are $500.0 million, $162.7 million, and $150.0 million, respectively, and mature on June 1, 2024, June 1, 2027 and August 8, 2024, respectively. During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt.
The following table summarizes amounts recognized in Consolidated Balance Sheets for cross currency swap contracts. See Note 14 for additional information on the fair value of these contracts.

	March 31,	December 31,	March 31,
	2023	2022	2022
Other assets	$3.7	$9.1	$—
Other long-term liabilities	0.2	—	25.8

The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses) for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Unrealized (losses) gains	$(5.6)	$10.7
Tax effect	1.4	(2.6)
Unrealized (losses) gains, net of taxes	$(4.2)	$8.1
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at March 31, 2023, December 31, 2022 and March 31, 2022. The related gains and losses are recorded in Other (income) expense - net. See Note 16.
NOTE 14 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
Except for the acquisition related fair value measurements described in Note 3 and the reporting unit impairment analysis described in Note 6, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$77.4	$45.9	$31.5		$74.1	$43.7	$30.4
Qualified replacement plan assets	—				29.8	29.8
Net investment hedge asset	3.7		3.7		9.1		$9.1
	$81.1	$45.9	$35.2	$—	$113.0	$73.5	$39.5	$—

Liabilities:
Net investment hedge liability	$0.2		$0.2		$—
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $68.3 million and $67.2 million at March 31, 2023 and December 31, 2022, respectively.
The qualified replacement plan assets consisted of investment funds maintained for future contributions to the Company’s domestic defined contribution pension plan. During the first quarter of 2023, the remaining balance was fully utilized to fund the Company’s domestic defined contribution pension plan. The cost basis of the investment funds was $29.8 million at December 31, 2022 and the fair value was based on quoted prices multiplied by the number of shares.

The net investment hedge asset and liability represent the fair value of outstanding cross currency swaps (see Note 13). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,592.1	$8,576.8	$9,590.0	$8,382.3
Non-publicly traded debt	1.6	1.5	1.6	1.5
NOTE 15 - REVENUE
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
Refer to Note 19 for the Company's disaggregation of net sales by Reportable Segment. As the Reportable Segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Approximately 80% of the Company’s net external sales are in the Company’s North America region (which is comprised of the United States, Canada and the Caribbean region), slightly less than 10% in the EMEAI region (Europe, Middle East, Africa and India), with the remaining global regions accounting for the residual balance. No country outside of the United States is individually significant.
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

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2022	$2,563.6	$43.8	$117.7	$292.9	$7.1
Balance at March 31, 2023	2,909.2	45.9	141.6	229.2	7.7
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
Warranty liabilities are excluded from the table above. Amounts recognized from deferred revenue were not material. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$56.6	$48.9
Bad debt expense	14.0	12.6
Uncollectible accounts written off, net of recoveries	(3.6)	(3.9)
Ending balance	$67.0	$57.6

NOTE 16 - OTHER
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended March 31,
	2023	2022
Provisions for environmental matters - net	$12.7	$0.6
(Gains) losses on sale or disposition of assets	(4.6)	1.9
Other	2.4	—
Other general expense - net	$10.5	$2.5
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
The gains (losses) on sale or disposition of assets represents net realized gains (losses) associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.
Other (income) expense - net
Included in Other (income) expense - net were the following:

	Three Months Ended March 31,
	2023	2022
Investment (gains) losses	$(3.2)	$6.7
Net expense from banking activities	3.9	2.9
Foreign currency transaction related losses (gains)	6.8	4.1
Miscellaneous pension (credit) expense	(5.1)	0.9
Other income	(14.6)	(7.5)
Other expense	9.0	9.2
Other (income) expense - net	$(3.2)	$16.3
Investment (gains) losses primarily relate to the change in market value of the investments held in the deferred compensation plan and qualified replacement plan. See Note 14 for additional information on the fair value of these investments.
Foreign currency transaction related losses (gains) include the impact from foreign currency transactions and net realized losses (gains) from foreign currency option and forward contracts. See Note 13 for additional information regarding these foreign currency contracts.
Miscellaneous pension (credit) expense consists of the non-service components of net periodic benefit cost (credit). See Note 8.
Other income and Other expense includes items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.

NOTE 17 - INCOME TAXES
The effective tax rate was 22.3% for the first quarter of 2023, compared to 19.6% for the first quarter of 2022. The effective tax rate was less favorably impacted by tax benefits related to employee share based payments in the first quarter of 2023 than in the same period last year. The other significant components of the Company’s effective tax rate were consistent year over year.
At December 31, 2022, the Company had $242.4 million in unrecognized tax benefits, the recognition of which would have an effect of $230.3 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2022 was $92.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2022, the Company had accrued $36.6 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2022 during the three months ended March 31, 2023.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS audited the Company's 2013 through 2016 income tax returns. As a result of these audits, certain adjustments have been agreed upon with the IRS. The Company continues to evaluate its position and believes that it is adequately reserved for any potential exposure. The IRS is currently auditing the Company’s 2017, 2018 and 2019 income tax returns. As of March 31, 2023, the federal statute of limitations had not expired for the 2013 through 2022 tax years.
At March 31, 2023, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2022. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2022.
NOTE 18 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended March 31,
	2023	2022
Basic
Net income	$477.4	$370.8
Average shares outstanding	256.7	258.8
Basic net income per share	$1.86	$1.43

Diluted
Net income	$477.4	$370.8
Average shares outstanding assuming dilution:
Average shares outstanding	256.7	258.8
Stock options and other contingently issuable shares (1)	3.0	4.3
Average shares outstanding assuming dilution	259.7	263.1
Diluted net income per share	$1.84	$1.41
(1)There were 2.8 million and 1.0 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2023 and 2022, respectively.

NOTE 19 - REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the ASC. As mentioned in Note 1, the Company realigned the Latin America architectural paint business during the first quarter of 2023. While this changed the composition of certain reportable segments, the Company determined it continues to have three reportable segments: Paint Stores Group (formally known as The Americas Group), Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Refer to Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further details on the Company's Reportable Segments. Certain information within the Form 10-K Reportable Segment Information Note impacted by the realignment has been revised herein.

	Three Months Ended March 31, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,859.1	$872.7	$1,709.8	$0.8	$5,442.4
Intersegment transfers	—	1,253.4	48.5	(1,301.9)	—
Total net sales and intersegment transfers	$2,859.1	$2,126.1	$1,758.3	$(1,301.1)	$5,442.4

Segment profit	$526.7	$93.8	$218.9		$839.4
Interest expense				$(109.3)	(109.3)
Administrative expenses and other				(115.3)	(115.3)
Income before income taxes	$526.7	$93.8	$218.9	$(224.6)	$614.8

	Three Months Ended March 31, 2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$2,491.3	$852.2	$1,654.1	$1.1	$4,998.7
Intersegment transfers	—	1,139.6	52.3	(1,191.9)	—
Total net sales and intersegment transfers	$2,491.3	$1,991.8	$1,706.4	$(1,190.8)	$4,998.7

Segment profit	$428.8	$81.5	$144.5		$654.8
Interest expense				$(88.4)	(88.4)
Administrative expenses and other				(105.3)	(105.3)
Income before income taxes	$428.8	$81.5	$144.5	$(193.7)	$461.1

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
Net external sales of all consolidated foreign subsidiaries were $1.087 billion and $1.078 billion for the three months ended March 31, 2023 and 2022, respectively. Long-lived assets of these subsidiaries totaled $3.458 billion and $2.796 billion at March 31, 2023 and 2022, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2023 and 2022.
For further details on the Company's Reportable Segments, see Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 19 of Item 1 for additional information on the Company's Reportable Segments.
Effective January 1, 2023, the Company changed its organizational structure to manage and report the Latin America architectural paint business within the Consumer Brands Group to more closely align demand and service model trends with its current business strategy. The Latin America business was formerly part of The Americas Group, which has become the Paint Stores Group concurrent with this change. The Company will report segment results for the newly realigned Paint Stores Group and Consumer Brands Group, for both current and prior periods presented, beginning with the first quarter of 2023.
SUMMARY
•Consolidated net sales increased 8.9% in the quarter to $5.442 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 14.2% in the quarter
•Diluted net income per share increased 30.5% to $1.84 per share in the quarter compared to $1.41 per share in the first quarter 2022
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) increased 26.7% to $878.2 million in the quarter
The Company delivered strong first quarter results as pricing initiatives were realized in each of our businesses. Sales growth was driven primarily by architectural paint, protective and marine, commercial and residential repaint end markets within the Paint Stores Group. In the Performance Coatings Group, sales benefited from pricing actions and contributions from acquisitions. Growth was strongest in Automotive Refinish, with modest improvements in General Industrial and Coil Coatings. This growth was partially offset by softness in Packaging and Industrial Wood. Within the Consumer Brands Group, strength in the Latin America region was partially offset by weakness in all other regions, particularly Europe and China. Consolidated gross profit and margin in the first quarter improved both sequentially and year-over-year.
OUTLOOK
We continue to expect a very challenging demand environment, particularly in the second half of 2023 against difficult year-over-year comparisons. Although our visibility remains limited at this time, we anticipate softness in new residential and retail home improvement end markets, particularly in North America. Our industrial end markets are expected to be impacted by slow economic recovery in Europe and China, and we are experiencing increased pressure within North America. However, we will continue to prioritize our focus on recession resilient markets, new account growth, and managing expenses prudently. We are confident in our differentiated strategy, capabilities, product and service solutions, and our people.
Our capital deployment strategy remains balanced and disciplined, with an emphasis on driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions, and investments that fit our long-term growth strategy. We will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $151.4 million in cash and $2.228 billion of unused capacity under our credit facilities at March 31, 2023. We are in compliance with bank covenants and expect to remain in compliance.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2023 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three months ended March 31, 2023 and 2022.
Net Sales

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Paint Stores Group	$2,859.1	$2,491.3	$367.8	14.8%
Consumer Brands Group	872.7	852.2	20.5	2.4%
Performance Coatings Group	1,709.8	1,654.1	55.7	3.4%
Administrative	0.8	1.1	(0.3)	(27.3)%
Total	$5,442.4	$4,998.7	$443.7	8.9%
Three Months Ended March 31, 2023
Consolidated net sales increased in the first quarter of 2023 primarily due to selling price increases in all segments and higher architectural sales volume in the Paint Stores Group, partially offset by lower sales volume in the Consumer Brands and Performance Coatings Groups. Acquisitions added 1.8% to net sales, while currency translation rate changes decreased consolidated net sales by 1.0% in the first quarter. Net sales of all consolidated foreign subsidiaries increased to $1.087 billion in the first quarter compared to $1.078 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries was due to growth in the Latin America and Europe regions driven primarily from sales price increases, as well as contributions from acquisitions, partially offset by lower sales in most end markets for the Asia region and unfavorable currency translation. Net sales of all operations other than consolidated foreign subsidiaries increased to $4.356 billion in the first quarter compared to $3.921 billion in the same period last year.
Net sales in the Paint Stores Group increased in the first quarter due primarily to higher volume in protective and marine, property maintenance, commercial and residential repaint, as well as selling price increases. Net sales from stores open for more than twelve calendar months increased 14.2% in the first quarter compared to last year’s comparable period. Sales of non-paint products increased 26.5% compared to last year's first quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales of the Consumer Brands Group increased in the first quarter due primarily to selling price increases in all regions and strong growth within Latin America, partially offset by lower sales volumes in all other regions. Currency translation rate changes decreased the Consumer Brands Group's net sales by 1.7% in the first quarter.
Net sales in the Performance Coatings Group increased in the first quarter primarily due to selling price increases in all end markets and incremental sales from acquisitions, partially offset by lower sales volumes in Asia and Europe. Acquisitions added 5.4% to the Performance Coatings Group’s net sales, while currency translation rate changes decreased net sales by 1.9% in the first quarter.
Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

	Three Months Ended March 31,
	2023		2022
		% of Net Sales		% of Net Sales
Net sales	$5,442.4	100.0%	$4,998.7	100.0%
Cost of goods sold	3,021.5	55.5%	2,945.8	58.9%
Gross profit	2,420.9	44.5%	2,052.9	41.1%
SG&A	1,693.0	31.1%	1,485.5	29.7%
Other general expense - net	10.5	0.2%	2.5	0.1%
Interest expense	109.3	2.0%	88.4	1.7%
Interest income	(3.5)	(0.1)%	(0.9)	—%
Other (income) expense - net	(3.2)	—%	16.3	0.3%
Income before income taxes	$614.8	11.3%	$461.1	9.3%
Three Months Ended March 31, 2023
Consolidated cost of goods sold increased $75.7 million, or 2.6%, in the first quarter of 2023 compared to the same period in 2022 primarily due to higher sales volume in the Paint Stores Group, as well as impacts of inflation in wages and other employee-related costs. This increase was partially offset by lower sales volumes in the Consumer Brands and Performance Coatings Groups, a slight decrease in raw material costs, and favorable impacts of currency translation rate changes. Currency translation rate changes decreased Cost of goods sold by 1.1% in the first quarter of 2023.
Consolidated gross profit increased $368.0 million in the first quarter of 2023 compared to the same period in 2022. Consolidated gross profit as a percent of consolidated net sales increased in the first quarter to 44.5% compared to 41.1% during the same period in 2022. Consolidated gross profit dollars increased primarily due to selling price increases in all Reportable Segments and higher sales volume in the Paint Stores Group, partially offset by lower sales volumes in the Consumer Brands and Performance Coatings Groups and unfavorable currency translation rate changes. The gross margin rate increased primarily as a result of benefits from selling price increases in each Reportable Segment.
The Paint Stores Group’s gross profit in the first quarter was higher than the same period last year by $225.7 million due primarily to selling price increases and higher sales volume in architectural paint end markets. The Paint Stores Group’s gross profit as a percent of net sales increased in the first quarter compared to the same period in 2022 primarily due to higher sales driven by both increased volume and selling price actions. The Consumer Brands Group’s gross profit increased by $22.5 million in the first quarter compared to the same period last year due primarily to selling price increases, partially offset by lower sales volume and inflation in wages and other employee related costs. The Consumer Brands Group’s gross profit as a percent of net sales was comparable in the first quarter to the same period last year. The Performance Coatings Group’s gross profit increased $130.4 million in the first quarter compared to the same period last year due primarily to selling price increases. The Performance Coatings Group’s gross profit as a percent of net sales increased in the first quarter compared to the same period last year also due to selling price increases.
Consolidated selling, general and administrative expenses (SG&A) increased $207.5 million in the first quarter versus the same period last year due primarily to increased expenses to support higher sales levels and net new store openings, and investments in digital technologies and system upgrades. These increases were partially offset by favorable currency translation rate changes. As a percent of net sales, consolidated SG&A increased 140 basis points in the first quarter compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $140.7 million in the first quarter compared to the same period last year due primarily to investments in long-term growth initiatives, including increased spending from new store openings and costs to support higher sales levels. The Consumer Brands Group’s SG&A increased $6.5 million in the first quarter compared to the same period last year due to higher employee costs including in the Latin America region to support higher sales levels, partially offset by favorable currency translation rate changes. The Performance Coatings Group’s SG&A increased $48.3 million in the first quarter compared to the same period last year primarily due to costs to support higher sales levels and acquisitions, partially offset by favorable currency translation rate changes. The Administrative segment’s SG&A increased $12.0 million in the first quarter compared to the same period last year due primarily to higher compensation and investments in digital technologies.

In the first quarter of 2023, Other general expense - net increased $8.0 million compared to the same period in 2022 primarily due to an increase in provisions for environmental matters in the Administrative segment, partially offset by higher gains from the sale and disposition of assets. See Note 16 of Item 1 for additional information.
Interest expense increased $20.9 million in the first quarter compared to the same period last year due primarily to higher interest rates and an increase in outstanding debt. See Note 7 of Item 1 for additional information on the Company’s outstanding debt.
In the first quarter of 2023, Other (income) expense - net improved $19.5 million compared to the same period in 2022 primarily due to higher returns on investments held in the Administrative segment. See Note 16 of Item 1 for additional information.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Three Months Ended March 31,
	2023	2022	% Change
Income Before Income Taxes:
Paint Stores Group	$526.7	$428.8	22.8%
Consumer Brands Group	93.8	81.5	15.1%
Performance Coatings Group	218.9	144.5	51.5%
Administrative	(224.6)	(193.7)	(16.0)%
Total	$614.8	$461.1	33.3%

Income Before Income Taxes as a % of Net Sales:
Paint Stores Group	18.4%	17.2%
Consumer Brands Group	10.7%	9.6%
Performance Coatings Group	12.8%	8.7%
Administrative	nm	nm
Total	11.3%	9.2%

nm - not meaningful
Income Tax Expense
The effective tax rate was 22.3% for the first quarter of 2023 compared to 19.6% for the first quarter of 2022. The effective tax rate was less favorably impacted by tax benefits related to employee share based payments in the first quarter of 2023 than in the same period last year. The other significant components of the Company's tax rate were consistent year over year. See Note 17 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the first quarter of 2023 increased 30.5% to $1.84 per share compared to $1.41 per share in the first quarter of 2022. Diluted net income per share for the first quarter of 2023 included a $0.20 per share charge for acquisition-related amortization expense. Diluted net income per share for the first quarter of 2022 included a $0.20 per share charge for acquisition-related amortization expense. Currency translation rate changes decreased diluted net income per share by $0.01 in the first quarter.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at March 31, 2023. During the first three months of 2023, the Company generated $88.2 million in net operating cash primarily as a result of higher profit driven by selling price actions, despite the normal seasonal increase in working capital requirements. During the first three months of 2023, the Company’s EBITDA increased 26.7% to $878.2 million. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents decreased $47.4 million during the first three months of 2023. Cash flow from operations, along with increased short-term borrowings, funded working capital increases and allowed the Company to return $458.2 million to shareholders in the form of share buybacks and cash dividends during the first three months of 2023.
At March 31, 2023, the Company had cash and cash equivalents of $151.4 million and total debt outstanding of $11.075 billion. Total debt, net of cash and cash equivalents, was $10.924 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, increased $853.5 million to a deficit of $13.2 million at March 31, 2023 compared to a deficit of $866.7 million at March 31, 2022. The net working capital increase is primarily due to an increase in current assets and a decrease in current liabilities.
Current asset balances increased $206.4 million at March 31, 2023 compared to March 31, 2022 primarily due to an increase in Inventories of $379.2 million driven by higher inventory levels and a slight decrease in year over year raw material costs, and an increase in Accounts receivable, net of $125.6 million due to higher sales. These increases were partially offset by a decrease in Cash and cash equivalents of $249.7 million and a decrease of $48.7 million in Other current assets primarily related to refundable income taxes and prepaid expenses.
Current liability balances decreased $647.1 million at March 31, 2023 compared to March 31, 2022 primarily due to a decrease in the current portion of long-term debt, which decreased $260.1 million, and a decrease in short-term borrowings of $258.4 million. Excluding short-term borrowings and the current portion of long-term debt, current liabilities decreased $128.6 million primarily due to the timing of payments related to accounts payable and accrued taxes. At March 31, 2023, the Company’s current ratio was 1.00 compared to 0.99 and 0.88 at December 31, 2022 and March 31, 2022, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $155.0 million in the first three months of 2023 and increased $454.7 million in the twelve months since March 31, 2022. The increase in the first three months was primarily due to capital expenditures of $209.9 million, incremental assets recognized through acquisitions of $9.0 million, and currency translation and other adjustments of $7.0 million, offset by depreciation expense of $70.4 million and the sale or disposition of fixed assets of $0.5 million. Since March 31, 2022, the increase was primarily due to capital expenditures of $748.1 million and incremental assets recognized through acquisitions of $91.2 million, partially offset by depreciation expense of $268.9 million, sale or disposition of fixed assets of $11.8 million, and currency translation and other adjustments of $103.9 million, which primarily includes government incentives associated with the construction of our new headquarters and research and development (R&D) center. The Company has entered into an agreement to sell its current headquarters and R&D center. The sale is expected to be completed during 2023.
Capital expenditures primarily represented expenditures in the Paint Stores Group associated with the opening of new paint stores and renovation and improvements in existing stores, and expenditures associated with operational efficiencies, capacity, health and safety at sites currently in operation in the Consumer Brands and Performance Coatings Groups. The Administrative segment incurred capital expenditures primarily related to construction activities associated with expenditures related to the construction of our new headquarters and R&D center. Construction on the new headquarters and R&D center is expected to complete in 2024 at the earliest.
In 2023, the Company expects to spend more than 2022 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures in support of growth initiatives in 2023 are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities, new store openings and new or upgraded information systems hardware. Additionally, the Company will continue to construct its new headquarters and R&D center. Refer to “Real Estate Financing” section below for further information on the financing transaction for the new headquarters.
Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. During the first quarter of 2023, the Company received $66.5 million pursuant to the transaction. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning real estate financing.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $36.3 million from December 31, 2022 and increased $486.1 million from March 31, 2022 as compared to March 31, 2023. The net decrease during the first three months of 2023 was primarily due to amortization of $83.7 million, offset by purchase accounting allocations of $43.1 million and foreign currency translation and other adjustments of $4.3 million. The net increase over the twelve month period from March 31, 2022 was primarily due to incremental goodwill and intangible assets recognized from acquisitions of $891.6 million, partially offset by amortization of $322.8 million, foreign currency translation and other adjustments of $67.2 million and impairment of trademarks of $15.5 million.
See Note 6 in Item 1 for additional information on the Company’s goodwill and intangible assets, including the quantitative impairment analysis performed as a result of the Latin America architectural paint business moving to the Consumer Brands Group reportable segment. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company's goodwill and intangible assets.
Other Assets
Other assets increased $44.7 million from December 31, 2022 and increased $236.0 million from March 31, 2022. The increase in the first quarter was primarily due to an increase in deposits and prepaid expenses. The increase from March 31, 2022 was primarily due to an increase in non-traded investments. See Note 1 in Item 1 for additional information on the Company’s non-traded investments.
Debt (including Short-term borrowings)

	March 31,	December 31,	March 31,
	2023	2022	2022
Long-term debt (including current portion)	$9,593.7	$9,591.6	$8,853.0
Short-term borrowings	1,481.3	978.1	1,739.7
Total debt outstanding	$11,075.0	$10,569.7	$10,592.7
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
On February 28, 2023, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturity of $125.0 million of the commitments available for borrowing and for the issuance, renewal, extension, and increase of a letter of credit under the credit agreement from June 20, 2023 to December 20, 2027.
The Company had unused capacity under its various credit agreements of $2.228 billion at March 31, 2023. See Note 7 in Item 1 of this report for additional information.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2022 and March 31, 2022. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes increased $58.3 million from December 31, 2022 primarily due to incremental deferred tax liabilities recognized in connection with the acquisition of ICA as result of adjustments to the preliminary purchase allocation in the first quarter. Compared to March 31, 2022, deferred income taxes decreased $20.3 million primarily due to amortization of acquisition-related intangible assets, partially offset by the incremental deferred tax liabilities recognized in connection with the acquisitions closed during the past 12 months. See Note 3 in Item 1 of this report for more information regarding the Company’s recent acquisitions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2023. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2023. See Note 9 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first three months of 2023 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 3 in Item 1 for information on contractual obligations and commercial commitments related to acquisitions and divestitures.
Litigation
See Note 10 in Item 1 for information concerning litigation.
Shareholders’ Equity

	March 31,	December 31,	March 31,
	2023	2022	2022
Total shareholders’ equity	$3,166.8	$3,102.1	$2,234.3
Shareholders’ equity increased $64.7 million during the first three months of 2023 as a result of net income of $477.4 million, an increase in Other capital of $34.1 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $325.2 million of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $156.5 million.
Shareholders’ equity increased $932.5 million since March 31, 2022 as a result of net income of $2.127 billion and an increase in Other capital of $155.3 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $801.9 million of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $624.1 million.
During the first three months of 2023, the Company purchased 1.30 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2023 to purchase 43.9 million shares of its common stock.
In February 2023, the Company's Board of Directors increased the quarterly cash dividend from $.60 per share to $.605 per share. If approved in all subsequent quarters, this quarterly dividend will result in an annual dividend for 2023 of $2.42 per share or a 31% payout of 2022 diluted net income per share.

Cash Flow
Net operating cash for the three months ended March 31, 2023 was a cash source of $88.2 million compared to a cash source of $26.3 million for the same period in 2022. The improvement in net operating cash was primarily due to higher net income, partially offset by an increase in cash requirements for working capital.
Net investing cash usage increased $37.8 million in the first three months of 2023 to a usage of $233.4 million compared to a usage of $195.6 million for the same period in 2022 primarily due to an increase in cash used for capital expenditures.
Net financing cash for the three months ended March 31, 2023 was a cash source of $98.1 million compared to a cash source of $415.7 million for the same period in 2022 primarily due to lower net proceeds from short-term borrowings, partially offset by lower treasury stock purchases and proceeds from real estate financing transactions.
In the twelve month period from April 1, 2022 through March 31, 2023, the Company generated net operating cash of $1.982 billion, used $1.645 billion in investing activities and used $600.0 million in financing activities.
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
See Note 13 in Item 1 for disclosures related to the $812.7 million of outstanding U.S. Dollar to Euro cross currency swap contracts designed to hedge the Company’s net investment in its European subsidiaries.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At March 31, 2023, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company’s debt and related covenant.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes, interest, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure defined as EBITDA that excludes restructuring expense. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to net income or net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Condensed Consolidated Cash Flows in Item 1.

The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended March 31,
	2023	2022
Net income	$477.4	$370.8
Interest expense	109.3	88.4
Income taxes	137.4	90.3
Depreciation	70.4	65.5
Amortization	83.7	78.0
EBITDA	$878.2	$693.0
Restructuring	0.9	—
Adjusted EBITDA	$879.1	$693.0
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
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chairman and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In January 2023, the Company implemented two cloud-based systems consisting of a general ledger and a consolidation tool which replace the Company’s existing enterprise performance management system. The new systems resulted in changes to the Company’s financial reporting process and consequently, resulted in changes to the design of certain internal controls over activities related to the recording and reporting of information in our consolidated financial statements. Other than these system implementation changes, there have been no other changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For information regarding certain environmental-related matters and other legal proceedings, see the information included under the captions titled “Other Long-Term Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 9 and 10 of the “Notes to Condensed Consolidated Financial Statements.” The information contained in Note 10 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2023, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s first quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)	500,000	$231.01	500,000	44,725,000

February 1 - February 28
Share repurchase program (1)	725,000	$234.39	725,000	44,000,000
Employee transactions (2)	106,374	$226.23		N/A

March 1 - March 31
Share repurchase program (1)	75,000	$216.86	75,000	43,925,000

Quarter Total
Share repurchase program (1)	1,300,000	$232.08	1,300,000	43,925,000
Employee transactions (2)	106,374	$226.23		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.
Item 5. Other Information.
None.

Item 6. Exhibits.

4.1
Amendment No. 8 to the Amended and Restated Credit Agreement, dated February 28, 2023, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2023, and incorporated herein by reference.

10(a)	The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of March 1, 2023) (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 25, 2023	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

April 25, 2023	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer