Form 10-Q
period 2023-06-30
SHERWIN WILLIAMS CO
filed 2023-07-25
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.33-1/3 Par Value – 257,148,607 shares as of June 30, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$6,240.6	$5,872.3	$11,683.0	$10,871.0
Cost of goods sold	3,368.3	3,423.3	6,389.8	6,369.1
Gross profit	2,872.3	2,449.0	5,293.2	4,501.9
Percent to net sales	46.0%	41.7%	45.3%	41.4%
Selling, general and administrative expenses	1,760.0	1,597.6	3,453.0	3,083.1
Percent to net sales	28.2%	27.2%	29.6%	28.4%
Other general (income) expense - net	(32.5)	4.4	(22.0)	6.9
Impairment	34.0	—	34.0	—
Interest expense	111.7	92.9	221.0	181.3
Interest income	(7.2)	(1.3)	(10.7)	(2.2)
Other (income) expense - net	(5.8)	15.5	(9.0)	31.8
Income before income taxes	1,012.1	739.9	1,626.9	1,201.0
Income taxes	218.4	162.0	355.8	252.3
Net income	$793.7	$577.9	$1,271.1	$948.7

Net income per common share:
Basic	$3.10	$2.24	$4.96	$3.67
Diluted	$3.07	$2.21	$4.90	$3.61

Weighted average shares outstanding:
Basic	256.0	258.1	256.3	258.5
Diluted	258.9	261.8	259.3	262.5

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$793.7	$577.9	$1,271.1	$948.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	19.9	(173.1)	60.1	(216.7)
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(4.5)	1.5	(9.0)	2.5
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(1.0)	(1.8)	(2.0)
Other comprehensive income (loss)	14.5	(172.6)	49.3	(216.2)
Comprehensive income	$808.2	$405.3	$1,320.4	$732.5
(1)    The three months ended June 30, 2023 and 2022 include unrealized (losses) gains, net of taxes, of $(8.6) million and $30.8 million, respectively, related to net investment hedges. The six months ended June 30, 2023 and 2022 include unrealized (losses) gains, net of taxes, of $(12.8) million and $38.9 million, respectively, related to net investment hedges. See Note 14 for additional information.
(2)    Net of taxes of $1.3 million and $(0.6) million for the three months ended June 30, 2023 and 2022, respectively. Net of taxes of $3.0 million and $(0.8) million for the six months ended June 30, 2023 and 2022, respectively.
(3)    Net of taxes of $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Net of taxes of $0.6 million and $0.7 million for the six months months ended June 30, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$209.4	$198.8	$312.6
Accounts receivable, net	3,117.8	2,563.6	2,982.5
Inventories	2,439.0	2,626.5	2,411.6
Other current assets	584.4	518.8	552.8
Total current assets	6,350.6	5,907.7	6,259.5
Property, plant and equipment, net	2,442.5	2,207.0	1,961.9
Goodwill	7,446.5	7,583.2	7,106.1
Intangible assets	3,934.4	4,002.0	3,955.1
Operating lease right-of-use assets	1,869.2	1,866.8	1,842.4
Other assets	1,122.9	1,027.3	927.8
Total assets	$23,166.1	$22,594.0	$22,052.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$806.2	$978.1	$2,012.0
Accounts payable	2,489.7	2,436.5	2,992.9
Compensation and taxes withheld	700.5	784.5	587.6
Accrued taxes	308.0	197.4	185.6
Current portion of long-term debt	499.5	0.6	0.6
Current portion of operating lease liabilities	436.1	425.3	418.1
Other accruals	1,099.1	1,138.3	1,001.4
Total current liabilities	6,339.1	5,960.7	7,198.2
Long-term debt	9,095.7	9,591.0	8,593.6
Postretirement benefits other than pensions	139.3	139.3	257.5
Deferred income taxes	710.9	681.6	754.0
Long-term operating lease liabilities	1,503.2	1,512.9	1,483.1
Other long-term liabilities	1,746.8	1,606.4	1,541.8
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
257.1 million, 258.9 million and 259.2 million shares outstanding
at June 30, 2023, December 31, 2022 and June 30, 2022, respectively	91.4	91.2	91.0
Other capital	4,044.6	3,963.9	3,880.3
Retained earnings	4,481.5	3,523.2	2,763.3
Treasury stock, at cost	(4,335.1)	(3,775.6)	(3,595.4)
Accumulated other comprehensive loss	(651.3)	(700.6)	(914.6)
Total shareholders' equity	3,631.1	3,102.1	2,224.6
Total liabilities and shareholders’ equity	$23,166.1	$22,594.0	$22,052.8

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Six Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES
Net income	$1,271.1	$948.7
Adjustments to reconcile net income to net operating cash:
Depreciation	146.1	130.3
Non-cash lease expense	225.0	208.4
Amortization of intangible assets	166.7	156.5
Gain on divestiture of business	(20.1)	—
Impairment	34.0	—
Amortization of credit facility and debt issuance costs	4.5	3.3
Stock-based compensation expense	46.0	53.7
Amortization of non-traded investments	39.7	21.4
(Gain) loss on sale or disposition of assets	(20.8)	2.2
Provisions for environmental-related matters	13.3	4.7
Provisions for restructuring	15.3	—
Defined benefit pension plans net cost	1.7	2.8
Other postretirement benefit plan net cost	(9.0)	—
Deferred income taxes	(27.1)	(24.2)
Other	5.1	9.2
Change in working capital accounts - net	(239.1)	(668.1)
Change in operating lease liabilities	(226.4)	(209.4)
Costs incurred for environmental-related matters	(12.4)	(12.0)
Other	(119.0)	12.2
Net operating cash	1,294.6	639.7

INVESTING ACTIVITIES
Capital expenditures	(416.0)	(235.8)
Acquisitions of businesses, net of cash acquired	(23.2)	(211.8)
Proceeds from divestiture of business	33.0	—
Proceeds from sale of assets	47.2	14.9
Other	(58.9)	(41.2)
Net investing cash	(417.9)	(473.9)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(171.6)	1,248.5
Payments of long-term debt	—	(260.2)
Payments of cash dividends	(312.8)	(307.1)
Proceeds from stock options exercised	35.3	26.3
Treasury stock purchased	(535.9)	(703.5)
Proceeds from treasury stock issued	—	22.0
Proceeds from real estate financing transactions	140.2	—
Other	(24.8)	(34.0)
Net financing cash	(869.6)	(8.0)

Effect of exchange rate changes on cash	3.5	(10.9)
Net increase in cash and cash equivalents	10.6	146.9
Cash and cash equivalents at beginning of year	198.8	165.7
Cash and cash equivalents at end of period	$209.4	$312.6

Income taxes paid	$305.6	$177.2
Interest paid	219.7	177.9
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1
Net income			477.4			477.4
Other comprehensive income					34.8	34.8
Treasury stock purchased				(301.7)		(301.7)
Stock-based compensation activity	0.1	33.8		(23.5)		10.4
Other adjustments		0.3				0.3
Cash dividends -- $0.605 per share			(156.5)			(156.5)
Balance at March 31, 2023	$91.3	$3,998.0	$3,844.1	$(4,100.8)	$(665.8)	$3,166.8
Net income			793.7			793.7
Other comprehensive income					14.5	14.5
Treasury stock purchased				(234.2)		(234.2)
Stock-based compensation activity	0.1	47.5		(0.1)		47.5
Other adjustments		(0.9)				(0.9)
Cash dividends -- $0.605 per share			(156.3)			(156.3)
Balance at June 30, 2023	$91.4	$4,044.6	$4,481.5	$(4,335.1)	$(651.3)	$3,631.1

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
Net income			370.8			370.8
Other comprehensive loss					(43.6)	(43.6)
Treasury stock purchased				(407.1)		(407.1)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.2	38.3		(32.9)		5.6
Other adjustments		0.4	(0.1)			0.3
Cash dividends -- $0.60 per share			(150.9)			(150.9)
Balance at March 31, 2022	$91.0	$3,842.7	$2,341.5	$(3,298.9)	$(742.0)	$2,234.3
Net income			577.9			577.9
Other comprehensive loss					(172.6)	(172.6)
Treasury stock purchased				(296.4)		(296.4)
Stock-based compensation activity		41.5				41.5
Other adjustments		(3.9)	0.1	(0.1)		(3.9)
Cash dividends -- $0.60 per share			(156.2)			(156.2)
Balance at June 30, 2022	$91.0	$3,880.3	$2,763.3	$(3,595.4)	$(914.6)	$2,224.6

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended June 30, 2023 and 2022
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2023 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
Since December 31, 2022, accounting estimates were revised as necessary during the first six months of 2023 based on new information and changes in facts and circumstances. Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2022 have been reclassified to conform to the 2023 presentation.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Reportable Segments
During the first quarter of 2023, the Company realigned its organizational structure to manage the Latin America architectural paint business within the Consumer Brands Group. Previously, the Latin America architectural paint business was managed within The Americas Group; however, Latin America architectural demand and service model trends are shifting to align more closely with the Consumer Brand Group’s strategy. As a result of the change, The Americas Group has been renamed the Paint Stores Group which now focuses on the core U.S., Canada and Caribbean region stores business. All reported segment information herein, including comparable prior periods, include the Latin America architectural paint business within the Consumer Brands Group. See Notes 7 and 20 for additional information.
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. These arrangements primarily consist of our new headquarters currently under construction. During the second quarter of 2023, the Company received $72.2 million pursuant to the transaction for a total amount in 2023 of $138.7 million. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning real estate financing.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. The Company is not a party to agreements between the suppliers and the financial institutions. These arrangements provide participating suppliers the option to settle outstanding Accounts payable incurred by the Company in the normal course of business early at a discount and do not impact our rights and obligations with suppliers, including amounts due and scheduled payment terms. Under the terms of our agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. On the invoice due date, the Company settles the outstanding amount with the respective financial institution. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $242.3 million, $258.1 million and $267.1 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

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

	June 30,	December 31,	June 30,
	2023	2022	2022
Other assets	$605.0	$587.0	$528.1
Other accruals	53.9	89.8	48.4
Other long-term liabilities	530.8	476.5	470.4
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
During 2023, the Company revised the purchase price allocation from Goodwill to the various net assets acquired through its 2022 acquisition of ICA. Goodwill decreased $149.6 million and deferred tax liabilities increased $59.0 million, offset by an increase in finite-lived intangible assets of $192.7 million, with the remaining purchase price allocated to various other assets acquired and liabilities assumed in the transaction. There was no material impact on previously reported financial results from these adjustments. Furthermore, in accordance with certain purchase agreements, the Company paid $22.9 million in 2023 related to holdbacks for acquisitions completed in prior years. The Company has finalized the purchase price allocation for Sika AG and expects to complete this process for the remaining 2022 acquisitions within the allowable measurement period. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
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
Divestitures
Closed
The Company completed the divestiture of a non-core domestic aerosol business within the Consumer Brands Group in April 2023. This transaction resulted in the recognition of a $20.1 million gain within the Administrative segment. This gain was recorded within the Other general (income) expense - net caption in the Statements of Consolidated Income during the second quarter of 2023.
Pending
In April 2023, the Company signed a definitive agreement to divest the Consumer Brand Group’s China architectural business with annual revenue of approximately $100 million and 300 employees. The divestiture will enable the Company to focus its resources on opportunities which better align with its long-term strategies. The transaction is subject to customary closing conditions. Refer to Note 4 for further information regarding the assets and liabilities held for sale as of June 30, 2023.
NOTE 4 - HELD FOR SALE
During the second quarter of 2023, the Company determined the China architectural business within the Consumer Brands Group reportable segment met the criteria to be classified as held for sale in accordance with the Property, Plant, and Equipment Topic of the ASC. The assets and liabilities held for sale as of June 30, 2023 are measured at the lower of carrying value or fair value less cost to sell and were determined to not meet the criteria of a discontinued operation as the pending divestiture did not represent a strategic shift for the Company. Depreciation and amortization expense was not recorded for the period in which the long-lived assets were classified as held for sale.
Following the prescribed order of impairment testing, the Company first reviewed individual tangible and intangible assets under their applicable Topic of the ASC to determine if their carrying value was higher than their respective fair value. As a result, the Company recorded an impairment charge of $6.9 million within the Consumer Brands Group related to China architectural trademarks using the royalty savings valuation method. For more information on the Company’s Goodwill and Intangible Assets critical accounting policy, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company then compared the updated carrying value of the assets and liabilities comprising the disposal group as a whole to its respective fair value which was determined to be equal to the selling price, less costs to sell. As a result of this comparison, the Company recorded an additional impairment charge of $27.1 million within the Administrative segment in the second quarter of 2023 and classified the remaining assets as Other current assets and remaining liabilities as Other accruals at June 30, 2023. The disposal group is classified as level 2 in the fair value hierarchy as it is based on a specific price and other observable inputs for similar items with no active market.
The assets, liabilities and valuation adjustment held for sale at June 30, 2023 were as follows:

June 30, 2023
Tangible assets	$22.5
Intangible assets	93.3
Valuation adjustment	(27.1)
Total assets	$88.7

Total liabilities	$20.9

NOTE 5 – RESTRUCTURING
In the fourth quarter of 2022, the Company announced a business restructuring plan (Restructuring Plan) to simplify the Company’s operating model and portfolio of brands within the Consumer Brands Group and to reduce costs in all regions in the Consumer Brands Group, Performance Coatings Group and the Administrative segment. The actions taken under the Restructuring Plan better position the Company to continue to add long-term shareholder value. Key focus areas within the Consumer Brands Group include the China architectural business, aerosol portfolio and optimization of the overall retail portfolio. Multiple alternatives were considered to determine the course of action related to the focus areas. The Company ultimately determined that divestiture, rather than restructuring, of the China architectural business and a non-core domestic aerosol business was the highest and best use of resources to drive long-term shareholder value. For more information on these divestitures, see Note 3. As a result of continuing evaluation in the second quarter of 2023, the Company determined that these divestitures and previous actions under the Restructuring Plan achieved the original objectives of the focus areas. Accordingly, and in conjunction with other restructuring actions during 2023, there is no additional expense expected to be incurred under the Restructuring Plan.
The following table summarizes the activity and remaining liabilities associated with the Restructuring Plan:

	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Balance at January 1, 2023	$25.6	$16.1	$—	$41.7

Provisions:
Severance and related costs (1)	3.6	(0.2)	1.3	4.7
Other qualified costs (2)	10.6	—	—	10.6
Total	14.2	(0.2)	1.3	15.3

Payments, currency and other adjustments	(31.8)	(8.8)	(1.3)	(41.9)

Balance at June 30, 2023	$8.0	$7.1	$—	$15.1

Restructuring Plan Expense:
Total expense incurred to date	$39.8	$22.0	$1.3	$63.1
Additional expense expected	—	—	—	—
Total expected expense	$39.8	$22.0	$1.3	$63.1
(1) Severance and related costs were recorded in Selling, general and administrative expenses.
(2) Other qualified costs of $5.7 million were recorded in Selling, general and administrative expenses and the remaining $4.9 million was recorded in Cost of goods sold.

NOTE 6 - INVENTORIES
Included in Inventories were the following:

	June 30,	December 31,	June 30,
	2023	2022	2022
Finished goods	$1,924.7	$1,957.7	$1,812.1
Work in process and raw materials	514.3	668.8	599.5
Inventories	$2,439.0	$2,626.5	$2,411.6
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
NOTE 7 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	June 30,	December 31,	June 30,
	2023	2022	2022
Land	$264.3	$263.0	$255.3
Buildings	1,049.1	1,199.3	1,137.2
Machinery and equipment	3,339.5	3,230.2	3,124.8
Construction in progress	732.2	496.1	330.5
Property, plant and equipment, gross	5,385.1	5,188.6	4,847.8
Less allowances for depreciation	2,942.6	2,981.6	2,885.9
Property, plant and equipment, net	$2,442.5	$2,207.0	$1,961.9
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. As a result of the Latin America architectural paint business moving to the Consumer Brands Group reportable segment, the Company performed a quantitative impairment analysis for the impacted reporting units and determined both before and after the change, there was no indication of impairment. In addition, see Note 4 for information on the impairment test performed as a result of the China architectural business classification change to held for sale.
NOTE 8 - DEBT
The following table summarizes the Company’s outstanding debt:

	June 30,	December 31,	June 30,
	2023	2022	2022
Long-term debt (including current portion)	$9,595.2	$9,591.6	$8,594.2
Short-term borrowings	806.2	978.1	2,012.0
Total debt outstanding	$10,401.4	$10,569.7	$10,606.2
Short-Term Borrowings
On February 28, 2023, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturity of $125.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension, and increase of a letter of credit under the credit agreement from June 20, 2023 to December 20, 2027.

On May 1, 2023, the Company amended its credit agreement dated May 9, 2016, as amended, to extend the maturity of $125.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension, and increase of a letter of credit under the credit agreement from June 20, 2023 to June 20, 2028.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At June 30, 2023, the Company had unused capacity under its various credit agreements of $2.874 billion. The following table summarizes the Company’s short-term borrowings:

	June 30,	December 31,	June 30,
	2023	2022	2022
Short-term borrowings:
Domestic commercial paper	$805.6	$938.5	$1,708.8
Revolving credit facility	—	—	250.0
Foreign facilities	0.6	39.6	53.2
Total	$806.2	$978.1	$2,012.0

Weighted average interest rate:
Domestic commercial paper	5.4%	4.6%	1.7%
Revolving credit facility	—%	—%	2.6%
Foreign facilities	11.4%	6.7%	6.5%
For further details on the Company’s debt, including available credit facilities and related agreements, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost (credit) for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Three Months Ended June 30:
Service cost	$0.8	$1.2	$1.0	$1.7	$0.2	$0.3
Interest cost	1.1	0.8	2.8	0.9	1.8	1.6
Expected return on assets	(1.9)	(1.9)	(3.1)	(2.5)
Amortization of prior service cost (credit)	0.4	0.3			(6.0)	(0.1)
Amortization of actuarial (gains) losses			(0.3)	0.9	0.1	1.0
Net periodic benefit cost (credit)	$0.4	$0.4	$0.4	$1.0	$(3.9)	$2.8

Six Months Ended June 30:
Service cost	$1.6	$2.5	$2.1	$3.3	$0.3	$0.6
Interest cost	2.3	1.6	5.7	2.9	3.7	3.0
Expected return on assets	(3.7)	(3.8)	(6.2)	(5.1)
Amortization of prior service cost (credit)	0.7	0.5	(0.1)	(0.1)	(12.0)	(0.2)
Amortization of actuarial (gains) losses			(0.7)	1.0	0.1	2.1
Net periodic benefit cost (credit)	$0.9	$0.8	$0.8	$2.0	$(7.9)	$5.5
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other (income) expense - net. For further details on the Company’s pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 10 - OTHER LONG-TERM LIABILITIES
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2023 and 2022, the Company had accruals reported on the balance sheet as Other long-term liabilities of $240.7 million and $269.2 million, respectively. Estimated costs of current investigation and remediation activities of $50.2 million and $45.9 million are included in Other accruals at June 30, 2023 and 2022, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $85.9 million higher than the minimum accruals at June 30, 2023. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2023. At June 30, 2023, $248.6 million, or 85.4% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $85.9 million at June 30, 2023, $60.9 million, or 70.9%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At June 30, 2023, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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

NOTE 11 - LITIGATION
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
The Commonwealth Court granted the defendants’ petitions for permission to appeal in both the Montgomery County and Lehigh County actions on February 18, 2022, and stayed all proceedings in the trial courts pending the appellate court proceedings. The parties filed their respective briefs in both actions, and oral argument occurred on December 14, 2022. On May 5, 2023, the Commonwealth Court reversed both trial courts’ orders denying the defendants’ preliminary objections and remanded the cases for entry of an order dismissing the actions. On June 5, 2023, Montgomery and Lehigh Counties each filed a petition for allowance of appeal in the Supreme Court of Pennsylvania. The Company filed its opposition briefs on June 20, 2023.
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
On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. The plaintiffs filed their brief in support on December 9, 2022. The defendants filed their brief in opposition on February 22, 2023. On March 24, 2023, the plaintiffs filed their reply brief, which included a motion to certify issues to the Wisconsin Supreme Court. On March 31, 2023, the defendants filed a motion to strike and response in opposition to plaintiffs’ motion to certify. On April 7, 2023, the plaintiffs filed a response in opposition to defendants’ motion to strike. On April 14, 2023, the defendants filed a reply in support of their motion to strike. Oral argument is set for September 26, 2023.
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
On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. On September 1, 2022, the appellate court reversed the trial court’s grant of summary judgment, finding in favor of the Company on its appeal and against the insurers on their cross-appeal, and remanded the case to the trial court for further proceedings. On September 12, 2022, the insurers applied to the appellate court for reconsideration of its decision, en banc review, or certification of an appeal to the Ohio Supreme Court, which the Company opposed. On September 30, 2022, the appellate court denied the insurers’ applications for reconsideration and certification. On January 9, 2023, the appellate court denied the insurers’ application for en banc review. On February 21, 2023, the insurers filed with the Ohio Supreme Court a notice of appeal and memorandum in support of jurisdiction, to which the Company responded in opposition on March 22, 2023. On May 9, 2023, the Ohio Supreme Court accepted the insurers’ appeal. The insurers filed their merit brief with the Ohio Supreme Court on July 17, 2023. Briefing is scheduled to be completed in September 2023.
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
NOTE 12 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2023		2022
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.605	$156.5	$0.60	$150.9
Second Quarter	0.605	156.3	0.60	156.2
Total	$1.21	$312.8	$1.20	$307.1
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of June 30, 2023, the Company had remaining authorization from its Board of Directors to purchase 42.9 million shares of its common stock. The table below summarizes share repurchases during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Treasury stock purchases (in millions)	$234.2	$296.4	$535.9	$703.5
Treasury stock purchases (shares)	1,000,000	1,100,000	2,300,000	2,550,000
Average price per share	$234.15	$269.49	$232.98	$275.89
In February 2022, the Company received proceeds of $22.0 million in conjunction with the issuance of treasury shares to fund Company contributions to the domestic defined contribution pension plan.
Other Activity
During the six months ended June 30, 2023, 384,767 stock options were exercised at a weighted average price per share of $92.75. In addition, 301,651 restricted stock units vested during the same period.
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2022	$(810.8)	$78.3	$31.9	$(700.6)
Amounts recognized in AOCI	60.1			60.1
Amounts reclassified from AOCI		(9.0)	(1.8)	(10.8)
Balance at June 30, 2023	$(750.7)	$69.3	$30.1	$(651.3)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2021	$(702.1)	$(32.2)	$35.9	$(698.4)
Amounts recognized in AOCI	(216.7)			(216.7)
Amounts reclassified from AOCI		2.5	(2.0)	0.5
Balance at June 30, 2022	$(918.8)	$(29.7)	$33.9	$(914.6)
NOTE 14 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has U.S. Dollar to Euro cross currency swap contracts with various counterparties to hedge the Company's net investment in its European operations. The outstanding contracts as of June 30, 2023 are summarized in the table below.

Contract Date	Notional Value	Maturity Date
February 13, 2020	$500.0	June 1, 2024
November 8, 2021	162.7	June 1, 2027
March 28, 2023	150.0	August 8, 2024
June 28, 2023	200.0	August 8, 2025
During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt.
The following table summarizes amounts recognized in the Consolidated Balance Sheets for cross currency swap contracts. See Note 15 for additional information on the fair value of these contracts.

	June 30,	December 31,	June 30,
	2023	2022	2022
Other assets	$—	$9.1	$15.4
Other accruals	5.0	—	—
Other long-term liabilities	2.8	—	—
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized (losses) gains for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
(Losses) gains	$(11.3)	$40.8	$(16.9)	$51.5
Tax effect	2.7	(10.0)	4.1	(12.6)
(Losses) gains, net of taxes	$(8.6)	$30.8	$(12.8)	$38.9
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at June 30, 2023, December 31, 2022 and June 30, 2022. The related gains and losses are recorded in Other (income) expense - net. See Note 17.

NOTE 15 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
Except for the acquisition related fair value measurements described in Note 3, the assets held for sale described in Note 4, and the reporting unit impairment analysis described in Note 7, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$87.0	$48.5	$38.5		$74.1	$43.7	$30.4
Qualified replacement plan assets	—				29.8	29.8
Net investment hedge asset	—				9.1		9.1
	$87.0	$48.5	$38.5	$—	$113.0	$73.5	$39.5	$—

Liabilities:
Net investment hedge liability	$7.8		$7.8		$—
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $75.0 million and $67.2 million at June 30, 2023 and December 31, 2022, respectively.
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
The net investment hedge asset and liability represent the fair value of outstanding cross currency swaps (see Note 14). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.
The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,594.3	$8,464.9	$9,590.0	$8,382.3
Non-publicly traded debt	0.9	0.9	1.6	1.5

NOTE 16 - REVENUE
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
Refer to Note 20 for the Company's disaggregation of net sales by Reportable Segment. As the Reportable Segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Approximately 80% of the Company’s net external sales are in the Company’s North America region (which is comprised of the United States, Canada and the Caribbean region), slightly less than 10% in the EMEAI region (Europe, Middle East, Africa and India), with the remaining global regions accounting for the residual balance. No country outside of the United States is individually significant.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2022	$2,563.6	$43.8	$117.7	$292.9	$7.1
Balance at June 30, 2023	3,117.8	46.0	141.4	267.2	8.6
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the contractual performance obligation and the associated payment.
Provisions for estimated returns are established and the expected costs continue to be recognized as contra-revenue when the products are sold. The Company only offers an assurance type warranty on products sold, and there is no material service to the customer beyond fixing defects that existed at the time of sale and no warranties are sold separately.

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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$56.6	$48.9
Bad debt expense	32.4	36.5
Uncollectible accounts written off, net of recoveries	(12.3)	(13.6)
Ending balance	$76.7	$71.8
NOTE 17 - OTHER
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provisions for environmental matters - net	$0.6	$4.1	$13.3	$4.7
Gain on divestiture of business (see Note 3)	(20.1)	—	(20.1)	—
(Gains) losses on sale or disposition of assets	(16.2)	0.3	(20.8)	2.2
Other	3.2	—	5.6	—
Other general (income) expense - net	$(32.5)	$4.4	$(22.0)	$6.9
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
The (Gains) losses on sale or disposition of assets represents net realized (gains) losses associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.

Other (income) expense - net
Included in Other (income) expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment (gains) losses	$(15.5)	$8.2	$(18.7)	$14.9
Net expense from banking activities	3.9	3.0	7.8	5.9
Foreign currency transaction related losses	16.8	6.2	23.6	10.3
Miscellaneous pension (credit) expense	(5.1)	1.0	(10.2)	1.9
Other income	(15.8)	(10.4)	(30.4)	(17.9)
Other expense	9.9	7.5	18.9	16.7
Other (income) expense - net	$(5.8)	$15.5	$(9.0)	$31.8
Investment (gains) losses primarily relate to the change in market value of the investments held in the deferred compensation plan and qualified replacement plan. See Note 15 for additional information on the fair value of these investments.
Foreign currency transaction related losses (gains) include the impact from foreign currency transactions and net realized losses (gains) from foreign currency option and forward contracts. See Note 14 for additional information regarding these foreign currency contracts.
Miscellaneous pension (credit) expense consists of the non-service components of net periodic benefit cost (credit). See Note 9.
Other income and Other expense includes items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.
NOTE 18 - INCOME TAXES
The effective tax rate was 21.6% and 21.9% for the second quarter and first six months of 2023, respectively, compared to 21.9% and 21.0% for the second quarter and first six months of 2022, respectively. The effective tax rate was less favorably impacted by tax benefits related to employee share based payments in the first six months of 2023 than in the same period last year. The other significant components of the Company’s effective tax rate were consistent year over year.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2022 during the six months ended June 30, 2023.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS audited the Company's 2013 through 2016 income tax returns. As a result of these audits, certain adjustments have been agreed upon with the IRS. The Company continues to evaluate its position and believes that it is adequately reserved for any potential exposure. The IRS is currently auditing the Company’s 2017, 2018 and 2019 income tax returns. As of June 30, 2023, the federal statute of limitations had not expired for the 2013 through 2022 tax years.
At June 30, 2023, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2022. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2022.

NOTE 19 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic
Net income	$793.7	$577.9	$1,271.1	$948.7
Average shares outstanding	256.0	258.1	256.3	258.5
Basic net income per share	$3.10	$2.24	$4.96	$3.67

Diluted
Net income	$793.7	$577.9	$1,271.1	$948.7
Average shares outstanding assuming dilution:
Average shares outstanding	256.0	258.1	256.3	258.5
Stock options and other contingently issuable shares (1)	2.9	3.7	3.0	4.0
Average shares outstanding assuming dilution	258.9	261.8	259.3	262.5
Diluted net income per share	$3.07	$2.21	$4.90	$3.61
(1)There were 2.0 million and 2.8 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2023, respectively. There were 1.0 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2022.

NOTE 20 - REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources in accordance with the Segment Reporting Topic of the ASC. As mentioned in Note 1, the Company realigned the Latin America architectural paint business during the first quarter of 2023. While this changed the composition of certain reportable segments, the Company determined it continues to have three reportable segments: Paint Stores Group (formerly known as The Americas Group), Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Refer to Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further details on the Company's Reportable Segments. Certain information within the Form 10-K Reportable Segment Information Note impacted by the realignment has been revised herein.

	Three Months Ended June 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,498.7	$945.8	$1,794.9	$1.2	$6,240.6
Intersegment transfers	—	1,433.7	61.3	(1,495.0)	—
Total net sales and intersegment transfers	$3,498.7	$2,379.5	$1,856.2	$(1,493.8)	$6,240.6

Segment profit	$849.3	$110.3	$272.7		$1,232.3
Interest expense				$(111.7)	(111.7)
Administrative expenses and other				(108.5)	(108.5)
Income before income taxes	$849.3	$110.3	$272.7	$(220.2)	$1,012.1

	Three Months Ended June 30, 2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,181.0	$900.0	$1,790.3	$1.0	$5,872.3
Intersegment transfers	—	1,427.6	53.3	(1,480.9)	—
Total net sales and intersegment transfers	$3,181.0	$2,327.6	$1,843.6	$(1,479.9)	$5,872.3

Segment profit	$684.0	$79.9	$196.8		$960.7
Interest expense				$(92.9)	(92.9)
Administrative expenses and other				(127.9)	(127.9)
Income before income taxes	$684.0	$79.9	$196.8	$(220.8)	$739.9

	Six Months Ended June 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$6,357.8	$1,818.5	$3,504.7	$2.0	$11,683.0
Intersegment transfers	—	2,687.1	109.8	(2,796.9)	—
Total net sales and intersegment transfers	$6,357.8	$4,505.6	$3,614.5	$(2,794.9)	$11,683.0

Segment profit	$1,376.0	$204.1	$491.6		$2,071.7
Interest expense				$(221.0)	(221.0)
Administrative expenses and other				(223.8)	(223.8)
Income before income taxes	$1,376.0	$204.1	$491.6	$(444.8)	$1,626.9

	Six Months Ended June 30, 2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$5,672.3	$1,752.2	$3,444.4	$2.1	$10,871.0
Intersegment transfers	—	2,567.2	105.6	(2,672.8)	—
Total net sales and intersegment transfers	$5,672.3	$4,319.4	$3,550.0	$(2,670.7)	$10,871.0

Segment profit	$1,112.8	$161.4	$341.3		$1,615.5
Interest expense				$(181.3)	(181.3)
Administrative expenses and other				(233.2)	(233.2)
Income before income taxes	$1,112.8	$161.4	$341.3	$(414.5)	$1,201.0

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
Net external sales of all consolidated foreign subsidiaries were $1.150 billion and $1.121 billion for the three months ended June 30, 2023 and 2022, respectively. Net external sales of all consolidated foreign subsidiaries were $2.237 billion and $2.198 billion for the six months ended June 30, 2023 and 2022, respectively. Long-lived assets of these subsidiaries totaled $3.348 billion and $2.833 billion at June 30, 2023 and 2022, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2023 and 2022.
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
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding allocation of resources. See Note 20 of Item 1 for additional information on the Company's Reportable Segments.
Effective January 1, 2023, the Company changed its organizational structure to manage and report the Latin America architectural paint business within the Consumer Brands Group to more closely align demand and service model trends with its current business strategy. The Latin America business was formerly part of The Americas Group, which has become the Paint Stores Group concurrent with this change. The Company will report segment results for the newly realigned Paint Stores Group and Consumer Brands Group, for both current and prior periods presented herein.
SUMMARY
•Consolidated net sales increased 6.3% in the quarter to $6.241 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 9.5% in the quarter
•Diluted net income per share increased 38.9% to $3.07 per share in the quarter compared to $2.21 per share in the second quarter 2022
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) increased 31.4% to $1.283 billion in the quarter, or 20.6% of net sales
The Company delivered record net sales in the second quarter, due to mid-single digit percentage impacts from selling price increases and mid-single digit volume growth due to higher architectural sales volume in the Paint Stores Group, partially offset by a high-single digit sales volume decrease in the Performance Coatings Group. Net sales growth was driven primarily by protective and marine, commercial, property maintenance and residential repaint end markets within the Paint Stores Group. In the Performance Coatings Group, net sales benefited from pricing actions and contributions from acquisitions. Growth was strongest in Automotive Refinish, General Industrial and Industrial Wood, offset by softness in Packaging and Coil. Within the Consumer Brands Group, strength in the Latin America, Europe and North America regions was partially offset by weakness in China. Consolidated gross profit and margin in the second quarter improved both sequentially and year-over-year.
OUTLOOK
Entering the second half of 2023, we face challenging year-over-year comparisons and anticipate a wide variation in demand by region and end market. We expect new residential demand to remain soft, particularly in North America, but anticipate solid demand in commercial, property maintenance, protective and marine and residential repaint. We continue to see the impacts of slow economic recovery in Europe and Asia. We will continue to prioritize investments in new stores, sales and technical personnel, innovation, digital and other growth initiatives that will allow us to capitalize on our strengths both now and as markets begin to recover more fully. We remain committed to our differentiated strategy, capabilities, product and service solutions, and our people. Improved visibility into the second half of 2023, coupled with strong first half results, gives us confidence in our ability to continue delivering above market growth and returns.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy. We will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $209.4 million in cash and $2.874 billion of unused capacity under our credit facilities at June 30, 2023. We are in compliance with bank covenants and expect to remain in compliance.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2023 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and six months ended June 30, 2023 and 2022.
Net Sales

	Three Months Ended June 30,
	2023	2022	$ Change	% Change	Currency Impact	Acquisitions and Divestitures Impact
Paint Stores Group	$3,498.7	$3,181.0	$317.7	10.0%	(0.1)%	—%
Consumer Brands Group	945.8	900.0	45.8	5.1%	(0.3)%	nm
Performance Coatings Group	1,794.9	1,790.3	4.6	0.3%	(0.2)%	4.5%
Administrative	1.2	1.0	0.2	20.0%	—%	—%
Total	$6,240.6	$5,872.3	$368.3	6.3%	(0.2)%	1.4%

nm - not meaningful
Three Months Ended June 30, 2023
Consolidated net sales increased by 6.3% in the second quarter of 2023 primarily driven by selling price increases in all segments, which impacted net sales by a mid-single digit percentage, mid-single digit volume growth due to higher architectural sales volume in the Paint Stores Group and a low-single digit increase from the impact of acquisitions, partially offset by a high-single digit sales volume decrease in the Performance Coatings Group. Net sales of all consolidated foreign subsidiaries increased to $1.150 billion in the second quarter compared to $1.121 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries was due to growth in the Latin America and Europe regions driven primarily from selling price increases, as well as contributions from acquisitions, partially offset by lower net sales in most end markets for the Asia region. Net sales of all operations other than consolidated foreign subsidiaries increased to $5.091 billion in the second quarter compared to $4.752 billion in the same period last year.
Net sales in the Paint Stores Group increased by 10.0% in the second quarter primarily due to mid-single digit sales volume growth across most end markets as well as selling price increases, which impacted net sales by a mid-single digit percentage. Net sales from stores open for more than twelve calendar months increased 9.5% in the second quarter compared to last year’s comparable period. Net sales of non-paint products increased 19.2% compared to last year's second quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group increased by 5.1% in the second quarter primarily due to selling price increases in all regions, which impacted net sales by a mid-single digit percentage.
Net sales in the Performance Coatings Group increased by 0.3% in the second quarter primarily due to a mid-single digit increase from the impact of acquisitions and selling price increases in all end markets, which also impacted net sales by a mid-single digit percentage, partially offset by a high-single digit sales volume decrease in most regions.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change	Currency Impact	Acquisitions and Divestitures Impact
Paint Stores Group	$6,357.8	$5,672.3	$685.5	12.1%	(0.2)%	—%
Consumer Brands Group	1,818.5	1,752.2	66.3	3.8%	(1.0)%	nm
Performance Coatings Group	3,504.7	3,444.4	60.3	1.8%	(1.0)%	5.0%
Administrative	2.0	2.1	(0.1)	(4.8)%	—%	—%
Total	$11,683.0	$10,871.0	$812.0	7.5%	(0.6)%	1.6%

nm - not meaningful
Six Months Ended June 30, 2023
Consolidated net sales increased by 7.5% in the first six months of 2023 primarily due to selling price increases, which impacted net sales by a mid-single digit percentage, mid-single digit volume growth due to higher architectural sales volume in the Paint Stores Group and a low-single digit increase from the impact of acquisitions, partially offset by a low-double digit sales volume decrease in the Performance Coatings Group. Net sales of all consolidated foreign subsidiaries increased to $2.237 billion in the first six months compared to $2.198 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries was due to growth in the Latin America and Europe regions driven primarily from selling price increases, as well as contributions from acquisitions, partially offset by lower net sales in most end markets for the Asia region. Net sales of all operations other than consolidated foreign subsidiaries increased 8.9% to $9.446 billion in the first six months compared to $8.673 billion in the same period last year.
Net sales in the Paint Stores Group increased by 12.1% in the first six months of 2023 primarily due to mid-single digit sales volume growth across most end markets, as well as selling price increases, which impacted net sales by a mid-single digit percentage. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 11.6% in the first six months compared to last year’s comparable period. Net sales of non-paint products increased 22.5% compared to last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group increased 3.8% in the first six months primarily due to selling price increases, which impacted net sales by a mid-single digit percentage.
Net sales in the Performance Coatings Group increased by 1.8% in the first six months primarily due to a mid-single digit increase from the impact of acquisitions and selling price increases in all end markets, which impacted net sales by a high-single digit percentage, partially offset by a low-double digit sales volume decrease in most regions.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$6,240.6	100.0%	$5,872.3	100.0%	$11,683.0	100.0%	$10,871.0	100.0%
Cost of goods sold	3,368.3	54.0%	3,423.3	58.3%	6,389.8	54.7%	6,369.1	58.6%
Gross profit	2,872.3	46.0%	2,449.0	41.7%	5,293.2	45.3%	4,501.9	41.4%
SG&A	1,760.0	28.2%	1,597.6	27.2%	3,453.0	29.6%	3,083.1	28.4%
Other general (income) expense - net	(32.5)	(0.5)%	4.4	0.1%	(22.0)	(0.2)%	6.9	0.1%
Impairment	34.0	0.5%	—	—%	34.0	0.3%	—	—%
Interest expense	111.7	1.8%	92.9	1.5%	221.0	1.9%	181.3	1.6%
Interest income	(7.2)	(0.1)%	(1.3)	—%	(10.7)	(0.1)%	(2.2)	—%
Other (income) expense - net	(5.8)	(0.1)%	15.5	0.3%	(9.0)	(0.1)%	31.8	0.3%
Income before income taxes	$1,012.1	16.2%	$739.9	12.6%	$1,626.9	13.9%	$1,201.0	11.0%
Three Months Ended June 30, 2023
Consolidated cost of goods sold decreased $55.0 million, or 1.6%, in the second quarter of 2023 compared to the same period in 2022 primarily due to lower sales volume in the Performance Coatings Group, moderating raw material costs and improvements in operational efficiencies, partially offset by higher sales volume in the Paint Stores Group and the impacts of increases in wages and other employee-related costs. Currency translation rate changes decreased Cost of goods sold by an insignificant amount in the second quarter of 2023.
Consolidated gross profit increased $423.3 million in the second quarter of 2023 compared to the same period in 2022. Consolidated gross profit as a percent of consolidated net sales increased in the second quarter to 46.0% compared to 41.7% during the same period in 2022. Consolidated gross profit dollars increased primarily due to selling price increases in all Reportable Segments, higher sales volume in the Paint Stores Group and moderating raw material costs, partially offset by lower sales volume in the Performance Coatings Group and unfavorable currency translation rate changes.
The Paint Stores Group’s gross profit in the second quarter was higher than the same period last year by $274.6 million due primarily to selling price increases, higher sales volume in architectural paint end markets and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of net sales increased in the second quarter compared to the same period in 2022 for these same reasons. The Consumer Brands Group’s gross profit increased by $49.5 million in the second quarter compared to the same period last year due primarily to selling price increases and moderating raw material costs, partially offset by increases in wages and other employee-related costs. The Consumer Brands Group’s gross profit as a percent of net sales increased in the second quarter compared to the same period in 2022 for these same reasons. The Performance Coatings Group’s gross profit increased $104.0 million in the second quarter compared to the same period last year due primarily to selling price increases and moderating raw material costs, partially offset by lower sales volume and increases in wages and other employee-related costs. The Performance Coatings Group’s gross profit as a percent of net sales increased in the second quarter compared to the same period last year for these same reasons.
Consolidated selling, general and administrative expenses (SG&A) increased $162.4 million in the second quarter versus the same period last year due primarily to increased employee-related costs, expenses to support higher sales levels and net new store openings and incremental SG&A for acquisitions. As a percent of net sales, consolidated SG&A increased 100 basis points in the second quarter compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $108.4 million in the second quarter compared to the same period last year due primarily to higher employee-related costs, investments in long-term growth initiatives, including increased spending from new store openings, and costs to support higher sales levels. The Consumer Brands Group’s SG&A increased $4.2 million in the second quarter compared to the same period last year due to higher employee-related costs, including in the Latin America region to support higher sales levels, and restructuring charges, partially offset by favorable currency translation rate changes and effective cost control in all other regions. The Performance Coatings Group’s SG&A increased $32.2 million in the second quarter compared to the same period last year primarily due to costs to support higher sales levels and incremental costs from acquisitions. The Administrative segment’s SG&A increased $17.6 million in the second quarter compared to the same period last year due primarily to higher employee-related costs.

In the second quarter of 2023, Other general (income) expense - net improved $36.9 million compared to the same period in 2022 due primarily to a gain on the divestiture of a business and an increase in gains from the sale and disposition of assets. See Note 17 of Item 1 for additional information.
For information on impairment, see Notes 4 and 7 of Item 1 and Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Interest expense increased $18.8 million in the second quarter compared to the same period last year due primarily to higher interest rates, offset by a decrease in outstanding debt. See Note 8 of Item 1 for additional information on the Company’s outstanding debt.
In the second quarter of 2023, Other (income) expense - net improved $21.3 million compared to the same period in 2022 primarily due to higher returns on investments held in the Administrative segment, offset by an increase in foreign currency transaction related losses. See Note 17 of Item 1 for additional information.
Six Months Ended June 30, 2023
Consolidated cost of goods sold increased $20.7 million, or 0.3%, in the first six months of 2023 compared to the same period in 2022 primarily due to higher sales volume in the Paint Stores Group, partially offset by lower sales volume in the Performance Coatings Group and moderating raw material costs. Currency translation rate changes decreased Cost of goods sold by an insignificant amount in the first six months of 2023.
Consolidated gross profit increased $791.3 million in the first six months of 2023 compared to the same period in 2022. Consolidated gross profit as a percent of consolidated net sales increased in the first six months to 45.3% compared to 41.4% during the same period in 2022. Consolidated gross profit dollars increased primarily due to selling price increases in each Reportable Segment, higher sales volume in the Paint Stores Group and moderating raw material costs, partially offset by lower sales volume in the Performance Coatings Group.
The Paint Stores Group’s gross profit in the first six months was higher than the same period last year by $500.3 million due primarily to selling price increases, higher sales volume and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of net sales increased in the first six months compared to the same period in 2022 for these same reasons. The Consumer Brands Group’s gross profit increased by $72.0 million in the first six months compared to the same period last year due primarily due to selling price increases and moderating raw material costs, partially offset by increases in wages and other employee-related costs. The Consumer Brands Group’s gross profit as a percent of net sales increased in the first six months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $234.4 million in the first six months compared to the same period last year due primarily to higher selling prices and moderating raw material costs, partially offset by lower sales volume and increases in wages and other employee related costs. The Performance Coatings Group’s gross profit as a percent of net sales increased in the first six months compared to the same period last year for these same reasons.
Consolidated SG&A increased $369.9 million in the first six months versus the same period last year due primarily to higher employee-related costs, increased expenses to support net new store openings, investments in digital technologies and system upgrades and acquisitions, partially offset by favorable currency translation rate changes. As a percent of net sales, consolidated SG&A increased 120 basis points in the first six months compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $249.1 million in the first six months compared to the same period last year due primarily to higher employee-related costs, increased spending from new store openings, higher costs to serve customers and investments in information systems. The Consumer Brands Group’s SG&A increased $10.7 million in the first six months compared to the same period last year due to higher employee-related costs and restructuring charges, partially offset by favorable currency translation rate changes and other effective cost control measures. The Performance Coatings Group’s SG&A increased $80.5 million in the first six months compared to the same period last year due primarily to higher employee-related costs, incremental costs from acquisitions and to support higher sales levels, offset by favorable currency translation rate changes. The Administrative segment’s SG&A increased $29.6 million in the first six months compared to the same period last year due primarily to higher employee-related costs.
In the first six months of 2023, Other general (income) expense - net improved $28.9 million compared to the same period in 2022 due primarily to a gain on the divestiture of a business and higher gains from the sale and disposition of assets, partially offset by an increase in the provisions for environmental matters in the Administrative segment. See Note 17 of Item 1 for additional information.
For information on impairment, see Notes 4 and 7 of Item 1 and Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Interest expense increased $39.7 million in the first six months of 2023 compared to the same period last year due primarily to higher interest rates, offset by a decrease in outstanding debt. See Note 8 of Item 1 for additional information on the Company’s outstanding debt.
In the first six months of 2023, Other (income) expense - net improved $40.8 million compared to the same period in 2022 primarily due to higher returns on investments held in the Administrative segment and a miscellaneous pension credit, offset by higher foreign currency transaction related losses. See Note 17 of Item 1 for additional information.
The following table presents Income before income taxes by segment and as a percentage of Net sales by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Income Before Income Taxes:
Paint Stores Group	$849.3	$684.0	24.2%	$1,376.0	$1,112.8	23.7%
Consumer Brands Group	110.3	79.9	38.0%	204.1	161.4	26.5%
Performance Coatings Group	272.7	196.8	38.6%	491.6	341.3	44.0%
Administrative	(220.2)	(220.8)	0.3%	(444.8)	(414.5)	(7.3)%
Total	$1,012.1	$739.9	36.8%	$1,626.9	$1,201.0	35.5%

Income Before Income Taxes as a % of Net Sales:
Paint Stores Group	24.3%	21.5%		21.6%	19.6%
Consumer Brands Group	11.7%	8.9%		11.2%	9.2%
Performance Coatings Group	15.2%	11.0%		14.0%	9.9%
Administrative	nm	nm		nm	nm
Total	16.2%	12.6%		13.9%	11.0%

nm - not meaningful
Income Tax Expense
The effective tax rate was 21.6% for the second quarter of 2023 compared to 21.9% for the second quarter of 2022, and 21.9% for the first six months of 2023 compared to 21.0% for the first six months of 2022. The effective tax rate was less favorably impacted by tax benefits related to employee share based payments in the first six months of 2023 than in the same period last year. The other significant components of the Company's tax rate were consistent year over year. See Note 18 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the second quarter of 2023 increased 38.9% to $3.07 per share compared to $2.21 per share in the second quarter of 2022. Diluted net income per share for the second quarter of 2023 and 2022 both included a $0.20 per share charge for acquisition-related amortization expense. In addition, diluted net income per share for the second quarter of 2023 included a $0.05 per share impairment charge related to the pending divestiture of the China architectural business, as well as severance and other charges totaling $0.03 per share, offset by a $0.06 per share gain on the divestiture of a business. Currency translation rate changes increased diluted net income per share by $0.02 in the second quarter of 2023.
Diluted net income per share for the first six months of 2023 increased 35.7% to $4.90 per share compared to $3.61 per share in the first six months of 2022. Diluted net income per share for the first six months of 2023 included a $0.42 per share charge for acquisition-related amortization expense, a $0.05 per share impairment charge related to the pending divestiture of the China architectural business, as well as severance and other charges totaling $0.03 per share, offset by a $0.06 per share gain on the divestiture of a business. Diluted net income per share for the first six months of 2022 included a $0.41 per share charge for acquisition-related amortization expense. Currency translation rate changes increased diluted net income per share by $0.02 in the first six months of 2023.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at June 30, 2023. During the first six months of 2023, the Company generated $1.295 billion in net operating cash primarily as a result of higher profit and improved working capital management. During the first six months of 2023, the Company’s EBITDA increased 29.5% to $2.161 billion. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents increased $10.6 million during the first six months of 2023. Cash flow from operations allowed the Company to return $848.7 million to shareholders in the form of share buybacks and cash dividends during the first six months of 2023.
At June 30, 2023, the Company had cash and cash equivalents of $209.4 million and total debt outstanding of $10.401 billion. Total debt, net of cash and cash equivalents, was $10.192 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, increased $950.2 million to a surplus of $11.5 million at June 30, 2023 compared to a deficit of $938.7 million at June 30, 2022. The net working capital increase is primarily due to an increase in current assets and a decrease in current liabilities.
Current asset balances increased $91.1 million at June 30, 2023 compared to June 30, 2022 primarily due to an increase in Accounts receivable, net of $135.3 million due to higher net sales, an increase in Inventories of $27.4 million driven by higher inventory levels and moderating raw material costs, and an increase of $31.6 million in Other current assets as a result of the reclassification of assets held for sale (see Note 4 within Item 1), offset by a decrease in refundable income taxes and prepaid expenses. These increases were partially offset by a decrease in Cash and cash equivalents of $103.2 million.
Current liability balances decreased $859.1 million at June 30, 2023 compared to June 30, 2022 primarily due to a decrease in short-term borrowings of $1.206 billion and a decrease in Accounts payable of $503.2 million primarily due to the timing of payments, partially offset by an increase in the current portion of long-term debt of $498.9 million and increases in Accrued taxes and Compensation and taxes withheld. At June 30, 2023, the Company’s current ratio was 1.00 compared to 0.99 and 0.87 at December 31, 2022 and June 30, 2022, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $235.5 million in the first six months of 2023 and increased $480.6 million in the twelve months since June 30, 2022. The increase in the first six months was primarily due to capital expenditures of $416.0 million and currency translation and other adjustments of $1.8 million, partially offset by depreciation expense of $146.1 million and the sale or disposition of fixed assets of $36.2 million. Since June 30, 2022, the increase was primarily due to capital expenditures of $824.7 million and incremental assets recognized through acquisitions of $70.5 million, partially offset by depreciation expense of $279.8 million, currency translation and other adjustments of $87.8 million, which primarily includes government incentives associated with the construction of our new headquarters and research and development (R&D) center, and sale or disposition of fixed assets of $47.0 million. The Company closed a transaction to sell its current headquarters and R&D center during the second quarter of 2023. In connection with the sale, proceeds of $47.2 million were received and an immaterial gain was recognized.
Capital expenditures primarily represented expenditures in the Paint Stores Group associated with the opening of new paint stores and renovation and improvements in existing stores, and expenditures associated with manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups. The Administrative segment incurred capital expenditures primarily related to construction activities associated with expenditures related to the construction of our new headquarters and R&D center. Construction on the new headquarters and R&D center is expected to complete in 2024 at the earliest.
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

Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. During the six months ended 2023, the Company received $138.7 million pursuant to the transaction. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning real estate financing.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $204.3 million from December 31, 2022 and increased $319.7 million from June 30, 2022 as compared to June 30, 2023. The net decrease during the first six months of 2023 was primarily due to amortization of $166.7 million, reclassification to assets held for sale of $93.3 million (see Note 4 within Item 1) and impairment of trademarks of $6.9 million partially offset by purchase accounting allocations of $50.1 million and foreign currency translation and other adjustments of $12.5 million. The net increase over the twelve month period from June 30, 2022 was primarily due to incremental goodwill and intangible assets recognized from acquisitions of $714.8 million and foreign currency translation and other adjustments of $47.9 million, partially offset by amortization of $327.3 million, reclassification to assets held for sale of $93.3 million and impairment of trademarks of $22.4 million.
See Note 7 in Item 1 for additional information on the Company’s goodwill and intangible assets, including the quantitative impairment analysis performed as a result of the Latin America architectural paint business moving to the Consumer Brands Group reportable segment and Note 4 for information on the impairment test performed as a result of the China architectural business classification change to held for sale. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company's goodwill and intangible assets.
Other Assets
Other assets increased $95.6 million from December 31, 2022 and increased $195.1 million from June 30, 2022. The increase in the first six months was primarily due to an increase in deposits and other assets related to contracts with customers. The increase from June 30, 2022 was primarily due to an increase in non-traded investments, deposits and other assets related to contracts with customers. See Note 1 in Item 1 for additional information on the Company’s non-traded investments.
Debt (including Short-term borrowings)

	June 30,	December 31,	June 30,
	2023	2022	2022
Long-term debt (including current portion)	$9,595.2	$9,591.6	$8,594.2
Short-term borrowings	806.2	978.1	2,012.0
Total debt outstanding	$10,401.4	$10,569.7	$10,606.2
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
On February 28, 2023, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturity of $125.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension, and increase of a letter of credit under the credit agreement from June 20, 2023 to December 20, 2027.
On May 1, 2023, the Company amended its credit agreement dated May 9, 2016, as amended, to extend the maturity of $125.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension, and increase of a letter of credit under the credit agreement from June 20, 2023 to June 20, 2028.
The Company had unused capacity under its various credit agreements of $2.874 billion at June 30, 2023. See Note 8 in Item 1 of this report for additional information.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2022 and June 30, 2022. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company’s benefit plan obligations.

Deferred Income Taxes
Deferred income taxes increased $29.3 million from December 31, 2022 primarily due to incremental deferred tax liabilities recognized in connection with the acquisition of ICA as result of adjustments to the preliminary purchase allocation in the first quarter. Compared to June 30, 2022, deferred income taxes decreased $43.1 million primarily due to amortization of acquisition-related intangible assets, partially offset by the incremental deferred tax liabilities recognized in connection with the acquisitions closed during the past 12 months. See Note 3 in Item 1 of this report for more information regarding the Company’s recent acquisitions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2023. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2023. See Note 10 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2023 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 3 in Item 1 for information on contractual obligations and commercial commitments related to acquisitions and divestitures.
Litigation
See Note 11 in Item 1 for information concerning litigation.
Shareholders’ Equity

	June 30,	December 31,	June 30,
	2023	2022	2022
Total shareholders’ equity	$3,631.1	$3,102.1	$2,224.6
Shareholders’ equity increased $529.0 million during the first six months of 2023 as a result of net income of $1.271 billion, an increase in Other capital of $80.7 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $559.5 million of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $312.8 million.
Shareholders’ equity increased $1.407 billion since June 30, 2022 as a result of net income of $2.343 billion and an increase in Other capital of $164.3 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $739.7 million of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $624.2 million.
During the first six months of 2023, the Company purchased 2.30 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2023 to purchase 42.9 million shares of its common stock.
In February 2023, the Company's Board of Directors increased the quarterly cash dividend from $.60 per share to $.605 per share. If approved in all subsequent quarters, this quarterly dividend will result in an annual dividend for 2023 of $2.42 per share or a 31% payout of 2022 diluted net income per share.

Cash Flow
Net operating cash for the six months ended June 30, 2023 was a cash source of $1.295 billion compared to a cash source of $639.7 million for the same period in 2022. The improvement in net operating cash was primarily due to higher net income and improved working capital management.
Net investing cash usage decreased $56.0 million in the first six months of 2023 to a usage of $417.9 million compared to a usage of $473.9 million for the same period in 2022 primarily due to lower cash used for acquisitions, proceeds from the divestiture of a business and an increase in proceeds from the sale of assets, partially offset by increased cash used for capital expenditures.
Net financing cash for the six months ended June 30, 2023 was a cash usage of $869.6 million compared to a cash usage of $8.0 million for the same period in 2022 primarily due to lower net proceeds from short-term borrowings, partially offset by lower repayments of long-term debt, lower treasury stock purchases and increased proceeds from real estate financing transactions.
In the twelve month period from July 1, 2022 through June 30, 2023, the Company generated net operating cash of $2.575 billion, used $1.552 billion in investing activities and used $1.144 billion in financing activities.
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
See Note 14 in Item 1 for disclosures related to the $1.013 billion of outstanding U.S. Dollar to Euro cross currency swap contracts designed to hedge the Company’s net investment in its European subsidiaries.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At June 30, 2023, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company’s debt and related covenant.
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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes, interest expense, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure defined as EBITDA that excludes certain adjustments, such as items related to the previously announced Restructuring Plan. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to net income or net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Condensed Consolidated Cash Flows in Item 1.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$793.7	$577.9	$1,271.1	$948.7
Interest expense	111.7	92.9	221.0	181.3
Income taxes	218.4	162.0	355.8	252.3
Depreciation	75.7	64.8	146.1	130.3
Amortization	83.0	78.5	166.7	156.5
EBITDA	$1,282.5	$976.1	$2,160.7	$1,669.1
Restructuring expense	8.7	—	9.6	—
Impairment of assets held for sale	34.0	—	34.0	—
Gain on divestiture of domestic aerosol business	(20.1)	—	(20.1)	—
Adjusted EBITDA	$1,305.1	$976.1	$2,184.2	$1,669.1
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
•adverse weather conditions or natural disasters, including those that may be related to climate change or otherwise, and public health crises, such as the COVID-19 pandemic;
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
In January 2023, the Company implemented two cloud-based systems consisting of a general ledger and a consolidation tool which replace the Company’s existing enterprise performance management system. The new systems resulted in changes to the Company’s financial reporting process and consequently, resulted in changes to the design of certain internal controls over activities related to the recording and reporting of information in our consolidated financial statements. Other than these system implementation changes, there have been no other changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For information regarding certain environmental-related matters and other legal proceedings, see the information included under the captions titled “Other Long-Term Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 10 and 11 of the “Notes to Condensed Consolidated Financial Statements.” The information contained in Note 11 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the six months ended June 30, 2023, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s second quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	50,000	$236.07	50,000	43,875,000

May 1 - May 31
Share repurchase program (1)	775,000	$232.02	775,000	43,100,000
Employee transactions (2)	449	$222.31		N/A

June 1 - June 30
Share repurchase program (1)	175,000	$243.03	175,000	42,925,000
Employee transactions (2)	260	$241.40		N/A
Quarter Total
Share repurchase program (1)	1,000,000	$234.15	1,000,000	42,925,000
Employee transactions (2)	709	$229.31		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended June 30, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Amended and Restated Regulations
On July 19, 2023, the Company’s Board of Directors (the Board) approved the amendment and restatement of the Company’s Regulations, effective as of such date (the Amended and Restated Regulations). Among other updates, the Amended and Restated Regulations include certain changes to the procedures by which shareholders may recommend nominees to the Board, including to:

•address matters relating to Rule 14a-19 (the Universal Proxy Rule) under the Exchange Act, including (i) requiring that any shareholder submitting a nomination notice make a representation as to whether such shareholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule, and if so, agree in writing that such shareholder will comply with the requirements of the Universal Proxy Rule; (ii) providing the Company a remedy if a shareholder fails to satisfy the Universal Proxy Rule requirements; (iii) requiring that a shareholder inform the Company if such shareholder no longer plans to solicit proxies in accordance with the Universal Proxy Rule; and (iv) requiring shareholders intending to use the Universal Proxy Rule to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rule at least five business days before the meeting upon request by the Company;

•revise and enhance the procedures and disclosure requirements set forth in the advance notice bylaw provisions for director nominations made by shareholders, including (i) requiring additional information, representations, disclosures, and supplements regarding proposing shareholders, proposed nominees, and other persons related to, and acting in concert with, a shareholder and the shareholder’s solicitation of proxies; (ii) requiring a proposing shareholder to continue holding the Company’s shares on the record date and at the time of the shareholder meeting, in addition to at the time of giving notice of the proposal; (iii) clarifying that shareholders are not entitled to make additional or substitute nominations after the submission deadline and may only nominate a number of candidates to the Board that does not exceed the number of directors to be elected at such meeting; (iv) requiring that if requested by the Secretary of the Company, the Board or any committee of the Board, proposed nominees make themselves available for interviews by the Board and any committee of the Board within five business days following the date of such request; (v) clarifying the authority of the Secretary of the Company, the Board, or any committee of the Board to request additional information or written verification to demonstrate the accuracy of previously-provided information with respect to proposing shareholders and proposed nominees; (vi) clarifying that a shareholder’s notice must include explicit cross-references (where relevant) and requiring that responses be explicitly set forth in the notice and not incorporated by reference; (vii) clarifying that a shareholder’s notice must provide all information required by the Amended and Restated Regulations; and (viii) clarifying that nominations may not be brought before a shareholder meeting if the notice contains untrue, incorrect, or incomplete information, or is not updated as relevant, and requiring a representation that information is true, accurate, and complete; and

•clarify that a shareholder’s notice for nominations to be brought before an annual meeting must be delivered to or mailed and received at the principal executive offices of the Company not fewer than 60 nor more than 90 calendar days prior to the anniversary date of the immediately preceding annual meeting.

Item 6. Exhibits.

3.1	Regulations of the Company (As Amended and Restated July 19, 2023), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2023, and incorporated herein by reference.

4.1
Amendment No. 19 to the Credit Agreement, dated as of May 1, 2023, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2023, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 25, 2023	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

July 25, 2023	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer