Form 10-Q
period 2023-09-30
SHERWIN WILLIAMS CO
filed 2023-10-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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

Common Stock, $0.33-1/3 Par Value – 255,966,090 shares as of September 30, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$6,116.7	$6,047.4	$17,799.7	$16,918.4
Cost of goods sold	3,200.5	3,458.0	9,590.3	9,827.1
Gross profit	2,916.2	2,589.4	8,209.4	7,091.3
Percent to net sales	47.7%	42.8%	46.1%	41.9%
Selling, general and administrative expenses	1,756.5	1,609.9	5,209.5	4,693.0
Percent to net sales	28.7%	26.6%	29.3%	27.7%
Other general expense (income) - net	61.9	(14.4)	39.9	(7.5)
Impairment	—	—	34.0	—
Interest expense	101.9	101.2	322.9	282.5
Interest income	(5.1)	(2.6)	(15.8)	(4.8)
Other (income) expense - net	(8.0)	18.1	(17.0)	49.9
Income before income taxes	1,009.0	877.2	2,635.9	2,078.2
Income taxes	247.5	192.1	603.3	444.4
Net income	$761.5	$685.1	$2,032.6	$1,633.8

Net income per common share:
Basic	$2.98	$2.66	$7.94	$6.33
Diluted	$2.95	$2.62	$7.85	$6.23

Weighted average shares outstanding:
Basic	255.1	257.7	255.9	258.2
Diluted	258.4	261.1	258.8	262.2

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$761.5	$685.1	$2,032.6	$1,633.8
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (1)	(99.6)	(148.0)	(39.5)	(364.7)
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(4.6)	1.0	(13.6)	3.5
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(0.9)	(2.7)	(2.9)
Other comprehensive loss	(105.1)	(147.9)	(55.8)	(364.1)
Comprehensive income	$656.4	$537.2	$1,976.8	$1,269.7
(1)    The three months ended September 30, 2023 and 2022 include unrealized gains, net of taxes, of $24.2 million and $30.9 million, respectively, related to net investment hedges. The nine months ended September 30, 2023 and 2022 include unrealized gains, net of taxes, of $11.4 million and $69.8 million, respectively, related to net investment hedges. See Note 13 for additional information.
(2)    Net of taxes of $1.6 million and $(0.3) million for the three months ended September 30, 2023 and 2022, respectively. Net of taxes of $4.6 million and $(1.1) million for the nine months ended September 30, 2023 and 2022, respectively.
(3)    Net of taxes of $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Net of taxes of $0.9 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$503.4	$198.8	$130.5
Accounts receivable, net	2,940.9	2,563.6	2,897.6
Inventories	2,244.3	2,626.5	2,547.8
Other current assets	510.2	518.8	541.3
Total current assets	6,198.8	5,907.7	6,117.2
Property, plant and equipment, net	2,580.6	2,207.0	2,041.2
Goodwill	7,412.3	7,583.2	7,318.2
Intangible assets	3,824.0	4,002.0	3,958.3
Operating lease right-of-use assets	1,874.7	1,866.8	1,853.0
Other assets	1,114.1	1,027.3	957.9
Total assets	$23,004.5	$22,594.0	$22,245.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$338.6	$978.1	$945.2
Accounts payable	2,424.8	2,436.5	2,808.4
Compensation and taxes withheld	768.3	784.5	650.6
Accrued taxes	379.8	197.4	205.3
Current portion of long-term debt	1,098.2	0.6	0.6
Current portion of operating lease liabilities	441.1	425.3	418.1
Other accruals	1,172.4	1,138.3	1,067.8
Total current liabilities	6,623.2	5,960.7	6,096.0
Long-term debt	8,499.2	9,591.0	9,588.9
Postretirement benefits other than pensions	139.3	139.3	256.5
Deferred income taxes	648.4	681.6	691.8
Long-term operating lease liabilities	1,502.9	1,512.9	1,492.4
Other long-term liabilities	1,811.5	1,606.4	1,522.4
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
256.0 million, 258.9 million and 259.1 million shares outstanding
at September 30, 2023, December 31, 2022 and September 30, 2022, respectively	91.7	91.2	91.1
Other capital	4,103.9	3,963.9	3,919.6
Retained earnings	5,087.4	3,523.2	3,292.6
Treasury stock, at cost	(4,746.6)	(3,775.6)	(3,643.0)
Accumulated other comprehensive loss	(756.4)	(700.6)	(1,062.5)
Total shareholders' equity	3,780.0	3,102.1	2,597.8
Total liabilities and shareholders’ equity	$23,004.5	$22,594.0	$22,245.8

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Nine Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES
Net income	$2,032.6	$1,633.8
Adjustments to reconcile net income to net operating cash:
Depreciation	218.0	194.8
Non-cash lease expense	333.4	310.5
Amortization of intangible assets	250.2	237.8
Gain on divestiture of businesses	(20.1)	—
Impairment	34.0	—
Stock-based compensation expense	72.8	80.0
Amortization of non-traded investments	60.3	31.7
Gain on sale or disposition of assets	(8.1)	(11.5)
Provisions for environmental-related matters	52.7	11.1
Other postretirement benefit plan net cost	(13.5)	—
Deferred income taxes	(89.1)	(108.8)
Other	27.4	37.4
Change in working capital accounts - net	194.6	(818.2)
Change in operating lease liabilities	(335.2)	(312.8)
Costs incurred for environmental-related matters	(24.1)	(19.3)
Other	(182.6)	12.4
Net operating cash	2,603.3	1,278.9

INVESTING ACTIVITIES
Capital expenditures	(568.9)	(410.7)
Acquisitions of businesses, net of cash acquired	(23.2)	(626.8)
Proceeds from divestiture of businesses	103.7	—
Proceeds from sale of assets	49.0	33.2
Other	(69.6)	(46.2)
Net investing cash	(509.0)	(1,050.5)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(639.2)	184.5
Proceeds from long-term debt	—	999.7
Payments of long-term debt	(0.6)	(260.3)
Payments for credit facility and debt issuance costs	—	(7.3)
Payments of cash dividends	(468.4)	(462.9)
Proceeds from stock options exercised	66.2	38.9
Treasury stock purchased	(946.0)	(751.1)
Proceeds from treasury stock issued	—	22.0
Proceeds from real estate financing transactions	227.6	—
Other	(24.7)	(27.1)
Net financing cash	(1,785.1)	(263.6)

Effect of exchange rate changes on cash	(4.6)	—
Net increase (decrease) in cash and cash equivalents	304.6	(35.2)
Cash and cash equivalents at beginning of year	198.8	165.7
Cash and cash equivalents at end of period	$503.4	$130.5

Supplemental cash flow information
Income taxes paid	$523.0	$430.2
Interest paid	$324.1	$266.9
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1
Net income			477.4			477.4
Other comprehensive income					34.8	34.8
Treasury stock purchased				(301.7)		(301.7)
Stock-based compensation activity	0.1	33.8		(23.5)		10.4
Other adjustments		0.3				0.3
Cash dividends -- $0.605 per share			(156.5)			(156.5)
Balance at March 31, 2023	$91.3	$3,998.0	$3,844.1	$(4,100.8)	$(665.8)	$3,166.8
Net income			793.7			793.7
Other comprehensive income					14.5	14.5
Treasury stock purchased				(234.2)		(234.2)
Stock-based compensation activity	0.1	47.5		(0.1)		47.5
Other adjustments		(0.9)				(0.9)
Cash dividends -- $0.605 per share			(156.3)			(156.3)
Balance at June 30, 2023	$91.4	$4,044.6	$4,481.5	$(4,335.1)	$(651.3)	$3,631.1
Net income			761.5			761.5
Other comprehensive loss					(105.1)	(105.1)
Treasury stock purchased				(410.1)		(410.1)
Stock-based compensation activity	0.3	58.7		(1.4)		57.6
Other adjustments		0.6				0.6
Cash dividends -- $0.605 per share			(155.6)			(155.6)
Balance at September 30, 2023	$91.7	$4,103.9	$5,087.4	$(4,746.6)	$(756.4)	$3,780.0

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
Net income			370.8			370.8
Other comprehensive loss					(43.6)	(43.6)
Treasury stock purchased				(407.1)		(407.1)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.2	38.3		(32.9)		5.6
Other adjustments		0.4	(0.1)			0.3
Cash dividends -- $0.60 per share			(150.9)			(150.9)
Balance at March 31, 2022	$91.0	$3,842.7	$2,341.5	$(3,298.9)	$(742.0)	$2,234.3
Net income			577.9			577.9
Other comprehensive loss					(172.6)	(172.6)
Treasury stock purchased				(296.4)		(296.4)
Stock-based compensation activity		41.5				41.5
Other adjustments		(3.9)	0.1	(0.1)		(3.9)
Cash dividends -- $0.60 per share			(156.2)			(156.2)
Balance at June 30, 2022	$91.0	$3,880.3	$2,763.3	$(3,595.4)	$(914.6)	$2,224.6
Net income			685.1			685.1
Other comprehensive loss					(147.9)	(147.9)
Treasury stock purchased				(47.6)		(47.6)
Stock-based compensation activity	0.1	39.0		(0.1)		39.0
Other adjustments		0.3		0.1		0.4
Cash dividends -- $0.60 per share			(155.8)			(155.8)
Balance at September 30, 2022	$91.1	$3,919.6	$3,292.6	$(3,643.0)	$(1,062.5)	$2,597.8

See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended September 30, 2023 and 2022
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2023 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
Since December 31, 2022, accounting estimates were revised as necessary during the first nine months of 2023 based on new information and changes in facts and circumstances. Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2022 have been reclassified to conform to the 2023 presentation.
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
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. These arrangements primarily consist of our new headquarters currently under construction. During the third quarter of 2023, the Company received $87.4 million pursuant to the transaction for a total amount in 2023 of $226.1 million. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning real estate financing.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. The Company is not a party to agreements between the suppliers and the financial institutions. These arrangements provide participating suppliers the option to settle outstanding Accounts payable incurred by the Company in the normal course of business early at a discount and do not impact our rights and obligations with suppliers, including amounts due and scheduled payment terms. Under the terms of our agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. On the invoice due date, the Company settles the outstanding amount with the respective financial institution. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $247.7 million, $258.1 million and $290.3 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

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

	September 30,	December 31,	September 30,
	2023	2022	2022
Other assets	$597.0	$587.0	$521.6
Other accruals	48.5	89.8	32.5
Other long-term liabilities	536.6	476.5	470.4
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
During 2023, the Company revised the purchase price allocation from Goodwill to the various net assets acquired through its 2022 acquisition of ICA. Goodwill decreased $149.6 million and deferred tax liabilities increased $59.0 million, partially offset by an increase in finite-lived intangible assets of $192.7 million, with the remaining purchase price allocated to various other assets acquired and liabilities assumed in the transaction. There was no material impact on previously reported financial results from these adjustments. Furthermore, in accordance with certain purchase agreements, the Company paid $22.9 million in 2023 related to holdbacks for acquisitions completed in prior years. The Company has finalized the purchase price allocation for Sika AG, Gross & Perthun GmbH, Dur-A-Flex, Inc. and Powdertech Oy Ltd. and expects to complete this process for ICA within the allowable measurement period. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Subsequent Event
In October 2023, the Company completed the acquisition of the German-based SIC Holding GmbH, a Peter Möhrle Holding venture comprised of Oskar Nolte GmbH and Klumpp Coatings GmbH. This business specializes in foil coatings as well as radiation-cured and waterbased industrial wood coatings for the board, furniture and flooring industry. The acquired business will be reported within the Company’s Performance Coatings Group and the Company expects to complete the preliminary purchase price allocation for the acquisition within the allowable measurement period.
Divestitures
The Company completed the divestiture of a non-core domestic aerosol business within the Consumer Brands Group in April 2023. This transaction resulted in the recognition of a $20.1 million gain within the Administrative segment. This gain was recorded within the Other general expense (income) - net caption in the Statements of Consolidated Income during the second quarter of 2023.
During the second quarter of 2023, the Company signed a definitive agreement to divest the China architectural business within the Consumer Brands Group, with annual revenue of approximately $100 million and 300 employees. The associated net assets were classified as held for sale at June 30, 2023 in accordance with the Property, Plant, and Equipment Topic of the ASC. Following the prescribed order of impairment testing, the Company first reviewed individual tangible and intangible assets under their applicable Topic of the ASC to determine if their carrying value was higher than their respective fair value. As a result, the Company recorded an impairment charge of $6.9 million within the Consumer Brands Group related to China architectural trademarks. The Company then compared the updated carrying value of the assets and liabilities comprising the disposal group as a whole to its respective fair value which was determined to be equal to the selling price, less costs to sell. The fair value of the disposal group was classified as level 2 in the fair value hierarchy as it was based on a specific price and other observable inputs for similar items with no active market. As a result of this comparison, the Company recorded an additional impairment charge of $27.1 million within the Administrative segment. During the third quarter of 2023, the Company completed the divestiture of the China architectural business. The Company expects to finalize an immaterial working capital adjustment in the fourth quarter.

NOTE 4 – RESTRUCTURING
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
The following table summarizes the activity and remaining liabilities associated with the Restructuring Plan:

	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Balance at January 1, 2023	$25.6	$16.1	$—	$41.7
Provisions:
Severance and related costs (1)	3.6	(0.2)	1.3	4.7
Other qualified costs (2)	10.6	—	—	10.6
Total	14.2	(0.2)	1.3	15.3
Payments, currency and other adjustments	(37.5)	(12.7)	(1.3)	(51.5)
Balance at September 30, 2023	$2.3	$3.2	$—	$5.5

Restructuring Plan Expense:
Total expense incurred to date	$39.8	$22.0	$1.3	$63.1
Additional expense expected	—	—	—	—
Total expected expense	$39.8	$22.0	$1.3	$63.1
(1) Severance and related costs were recorded in Selling, general and administrative expenses.
(2) Other qualified costs of $5.7 million were recorded in Selling, general and administrative expenses and the remaining $4.9 million was recorded in Cost of goods sold.

NOTE 5 - INVENTORIES
Included in Inventories were the following:

	September 30,	December 31,	September 30,
	2023	2022	2022
Finished goods	$1,833.7	$1,957.7	$1,925.6
Work in process and raw materials	410.6	668.8	622.2
Inventories	$2,244.3	$2,626.5	$2,547.8
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
NOTE 6 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	September 30,	December 31,	September 30,
	2023	2022	2022
Land	$262.3	$263.0	$245.6
Buildings	1,039.2	1,199.3	1,133.6
Machinery and equipment	3,379.4	3,230.2	3,121.9
Construction in progress	882.0	496.1	453.2
Property, plant and equipment, gross	5,562.9	5,188.6	4,954.3
Less allowances for depreciation	2,982.3	2,981.6	2,913.1
Property, plant and equipment, net	$2,580.6	$2,207.0	$2,041.2
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. As a result of the Latin America architectural paint business moving to the Consumer Brands Group reportable segment, the Company performed a quantitative impairment analysis for the impacted reporting units and determined both before and after the change, there was no indication of impairment. In addition, see Note 3 for information on the impairment tests performed in the second quarter of 2023 for the assets held for sale prior to the divestiture of the China architectural business.
NOTE 7 - DEBT
The following table summarizes the Company’s outstanding debt:

	September 30,	December 31,	September 30,
	2023	2022	2022
Long-term debt (including current portion)	$9,597.4	$9,591.6	$9,589.5
Short-term borrowings	338.6	978.1	945.2
Total debt outstanding	$9,936.0	$10,569.7	$10,534.7
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
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At September 30, 2023, the Company had unused capacity under its various credit agreements of $3.342 billion. The following table summarizes the Company’s short-term borrowings:

	September 30,	December 31,	September 30,
	2023	2022	2022
Short-term borrowings:
Domestic commercial paper	$338.5	$938.5	$889.3
Foreign facilities	0.1	39.6	55.9
Total	$338.6	$978.1	$945.2

Weighted average interest rate:
Domestic commercial paper	5.5%	4.6%	3.3%
Foreign facilities	6.2%	6.7%	4.4%
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
NOTE 8 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost (credit) for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Three Months Ended September 30:
Service cost	$0.9	$1.3	$1.1	$1.6	$0.1	$0.3
Interest cost	1.1	0.8	2.9	1.9	1.9	1.4
Expected return on assets	(1.8)	(2.0)	(3.1)	(2.6)
Amortization of prior service cost (credit)	0.3	0.2	(0.1)		(6.0)	(0.1)
Amortization of actuarial (gains) losses			(0.4)	0.1		1.1
Net periodic benefit cost (credit)	$0.5	$0.3	$0.4	$1.0	$(4.0)	$2.7

Nine Months Ended September 30:
Service cost	$2.5	$3.8	$3.2	$4.9	$0.4	$0.9
Interest cost	3.4	2.4	8.6	4.8	5.6	4.4
Expected return on assets	(5.5)	(5.8)	(9.3)	(7.7)
Amortization of prior service cost (credit)	1.0	0.7	(0.2)	(0.1)	(18.0)	(0.3)
Amortization of actuarial (gains) losses			(1.1)	1.1	0.1	3.2
Net periodic benefit cost (credit)	$1.4	$1.1	$1.2	$3.0	$(11.9)	$8.2
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
The Company continuously assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2023 and 2022, the Company had accruals reported on the balance sheet as Other long-term liabilities of $260.1 million and $268.0 million, respectively. Estimated costs of current investigation and remediation activities of $50.2 million and $45.9 million are included in Other accruals at September 30, 2023 and 2022, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $92.4 million higher than the minimum accruals at September 30, 2023. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2023. At September 30, 2023, $266.7 million, or 86.0% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $92.4 million at September 30, 2023, $69.6 million, or 75.3%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At September 30, 2023, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. The plaintiffs filed their brief in support on December 9, 2022. The defendants filed their brief in opposition on February 22, 2023. On March 24, 2023, the plaintiffs filed their reply brief, which included a motion to certify issues to the Wisconsin Supreme Court. On March 31, 2023, the defendants filed a motion to strike and response in opposition to plaintiffs’ motion to certify. On April 7, 2023, the plaintiffs filed a response in opposition to defendants’ motion to strike. On April 14, 2023, the defendants filed a reply in support of their motion to strike. Oral argument was held on September 26, 2023.
On August 24, 2021, the plaintiff in Arrieona Beal v. Armstrong Containers, Inc., et al. filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The defendants answered the plaintiff’s complaint on December 17, 2021. On March 2, 2022, the plaintiff filed a motion for declaratory judgment seeking to clarify Wisconsin law following the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases, to which the Company responded on April 15, 2022. Prior to filing its response to the declaratory judgment motion, the Company removed the case to the Eastern District of Wisconsin on March 25, 2022. The plaintiff filed a motion to remand the case to the state circuit court on April 7, 2022, which the Company opposed. On May 10, 2022, the plaintiff filed a motion for sanctions related to the Company’s removal of the case to federal court, to which the Company responded on May 27, 2022. On September 30, 2023, the federal court granted the plaintiff’s motion to remand, awarded the plaintiff costs and actual expenses in connection with the notice of removal, but denied the plaintiff’s motion for sanctions.
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
On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. On September 1, 2022, the appellate court reversed the trial court’s grant of summary judgment, finding in favor of the Company on its appeal and against the insurers on their cross-appeal, and remanded the case to the trial court for further proceedings. On September 12, 2022, the insurers applied to the appellate court for reconsideration of its decision, en banc review, or certification of an appeal to the Ohio Supreme Court, which the Company opposed. On September 30, 2022, the appellate court denied the insurers’ applications for reconsideration and certification. On January 9, 2023, the appellate court denied the insurers’ application for en banc review. On February 21, 2023, the insurers filed with the Ohio Supreme Court a notice of appeal and memorandum in support of jurisdiction, to which the Company responded in opposition on March 22, 2023. On May 9, 2023, the Ohio Supreme Court accepted the insurers’ appeal. The insurers filed their merit brief with the Ohio Supreme Court on July 17, 2023. The Company filed its merit brief on September 5, 2023. The insurers filed their reply brief on October 13, 2023. Oral argument is scheduled for October 24, 2023.
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
NOTE 11 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2023		2022
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.605	$156.5	$0.60	$150.9
Second Quarter	0.605	156.3	0.60	156.2
Third Quarter	0.605	155.6	0.60	155.8
Total	$1.815	$468.4	$1.80	$462.9
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of September 30, 2023, the Company had remaining authorization from its Board of Directors to purchase 41.4 million shares of its common stock. The table below summarizes share repurchases during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Treasury stock purchases (in millions)	$410.1	$47.6	$946.0	$751.1
Treasury stock purchases (shares)	1,500,000	200,000	3,800,000	2,750,000
Average price per share	$273.45	$237.81	$248.96	$273.12
In February 2022, the Company received proceeds of $22.0 million in conjunction with the issuance of treasury shares to fund Company contributions to the domestic defined contribution pension plan.
Other Activity
During the nine months ended September 30, 2023, 705,945 stock options were exercised at a weighted average price per share of $96.23. In addition, 301,843 restricted stock units vested during the same period.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2022	$(810.8)	$78.3	$31.9	$(700.6)
Amounts recognized in AOCI	(39.5)			(39.5)
Amounts reclassified from AOCI		(13.6)	(2.7)	(16.3)
Balance at September 30, 2023	$(850.3)	$64.7	$29.2	$(756.4)

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2021	$(702.1)	$(32.2)	$35.9	$(698.4)
Amounts recognized in AOCI	(364.7)			(364.7)
Amounts reclassified from AOCI		3.5	(2.9)	0.6
Balance at September 30, 2022	$(1,066.8)	$(28.7)	$33.0	$(1,062.5)
NOTE 13 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has U.S. Dollar to Euro cross currency swap contracts with various counterparties to hedge the Company's net investment in its European operations. The outstanding contracts as of September 30, 2023 are summarized in the table below.

Contract Date	Notional Value	Maturity Date
February 13, 2020	$500.0	June 1, 2024
November 8, 2021	162.7	June 1, 2027
March 28, 2023	150.0	August 8, 2024
June 28, 2023	200.0	August 8, 2025
August 1, 2023	100.0	February 1, 2027
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

	September 30,	December 31,	September 30,
	2023	2022	2022
Other current assets	$14.7	$—	$—
Other assets	9.6	9.1	56.4

The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Gains	$32.1	$41.0	$15.2	$92.5
Tax effect	(7.9)	(10.1)	(3.8)	(22.7)
Gains, net of taxes	$24.2	$30.9	$11.4	$69.8
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at September 30, 2023 and December 31, 2022. The total notional value of foreign currency forward contracts outstanding as of September 30, 2022 was $194.5 million. At September 30, 2022, the Company recorded a $3.1 million liability in Other accruals to recognize the fair value of these outstanding foreign currency contracts. The related gains and losses are recorded in Other (income) expense - net. See Note 16.
NOTE 14 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
Except for the acquisition related fair value measurements and assets held for sale prior to divestiture described in Note 3 and the reporting unit impairment analysis described in Note 6, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan assets	$84.9	$47.1	$37.8		$74.1	$43.7	$30.4
Qualified replacement plan assets	—				29.8	29.8
Net investment hedge asset	24.3		24.3		9.1		9.1
	$109.2	$47.1	$62.1	$—	$113.0	$73.5	$39.5	$—
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. The cost basis of the investment funds was $74.3 million and $67.2 million at September 30, 2023 and December 31, 2022, respectively.
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
The net investment hedge asset represents the fair value of outstanding cross currency swap contracts (see Note 13). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and foreign currency rates.

The table below summarizes the carrying amounts and fair values of the Company's debt. The Company's publicly traded debt and non-publicly traded debt are classified as level 1 and level 2, respectively, in the fair value hierarchy.

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,596.5	$8,152.2	$9,590.0	$8,382.3
Non-publicly traded debt	0.9	0.8	1.6	1.5
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

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2022	$2,563.6	$43.8	$117.7	$292.9	$7.1
Balance at September 30, 2023	2,940.9	43.4	152.3	325.3	8.3
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
The following table summarizes the movement in the Company's allowance for doubtful accounts:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$56.6	$48.9
Bad debt expense	50.7	43.4
Uncollectible accounts written off, net of recoveries	(32.1)	(29.2)
Ending balance	$75.2	$63.1

NOTE 16 - OTHER
Other general expense (income) - net
Included in Other general expense (income) - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provisions for environmental matters - net	$39.4	$6.4	$52.7	$11.1
Gain on divestiture of businesses (see Note 3)			(20.1)
Losses (gains) on sale or disposition of assets	12.7	(20.8)	(8.1)	(18.6)
Other	9.8		15.4
Other general expense (income) - net	$61.9	$(14.4)	$39.9	$(7.5)
Provisions for environmental matters - net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Environmental-related accruals are not recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. During the third quarter of 2023, provisions for environmental matters - net increased primarily due to new information which impacted the estimate of required remediation at certain Major Sites and other Company locations. See Note 9 for further details on the Company’s environmental-related activities.
The (Gains) losses on sale or disposition of assets represents net realized (gains) losses associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.
Other (income) expense - net
Included in Other (income) expense - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment (gains) losses	$(0.5)	$1.1	$(19.2)	$16.0
Net expense from banking activities	3.1	3.1	10.9	9.0
Foreign currency transaction related losses	1.1	19.2	24.7	29.5
Miscellaneous pension (credit) expense	(5.2)	0.8	(15.4)	2.7
Other income	(10.5)	(8.5)	(40.9)	(26.4)
Other expense	4.0	2.4	22.9	19.1
Other (income) expense - net	$(8.0)	$18.1	$(17.0)	$49.9
Investment (gains) losses primarily relate to the change in market value of the investments held in the deferred compensation plan and qualified replacement plan. See Note 14 for additional information on the fair value of these investments.
Foreign currency transaction related losses include the impact from foreign currency transactions and net realized losses (gains) from foreign currency option and forward contracts. See Note 13 for additional information regarding these foreign currency contracts.
Miscellaneous pension (credit) expense consists of the non-service components of net periodic benefit cost (credit). See Note 8.
Other income and Other expense includes items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the Other income or Other expense caption that were individually significant.

NOTE 17 - INCOME TAXES
The effective tax rate was 24.5% and 22.9% for the third quarter and first nine months of 2023, respectively, compared to 21.9% and 21.4% for the third quarter and first nine months of 2022, respectively. The increase in the effective tax rate for the third quarter was primarily due to a $14.7 million discrete tax expense related to the divestiture of the China architectural business and an unfavorable change in the jurisdictional mix of earnings. For the first nine months, the increase in the effective tax rate was primarily related to an unfavorable change in the jurisdictional mix of earnings. The other significant components of the Company’s effective tax rate were consistent in both comparable periods.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2022 during the nine months ended September 30, 2023.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2013 through 2016 income tax returns and is adequately reserved for the assessment, which is expected to be paid in the fourth quarter. The IRS is currently auditing the Company’s 2017, 2018 and 2019 income tax returns. As of September 30, 2023, the federal statute of limitations had not expired for the 2013 through 2022 tax years.
At September 30, 2023, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2022. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2022.
NOTE 18 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic
Net income	$761.5	$685.1	$2,032.6	$1,633.8
Average shares outstanding	255.1	257.7	255.9	258.2
Basic net income per share	$2.98	$2.66	$7.94	$6.33

Diluted
Net income	$761.5	$685.1	$2,032.6	$1,633.8
Average shares outstanding assuming dilution:
Average shares outstanding	255.1	257.7	255.9	258.2
Stock options and other contingently issuable shares (1)	3.3	3.4	2.9	4.0
Average shares outstanding assuming dilution	258.4	261.1	258.8	262.2
Diluted net income per share	$2.95	$2.62	$7.85	$6.23
(1)There were 1.1 million and 2.0 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2023, respectively. There were 1.9 million and 1.1 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2022, respectively.

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

	Three Months Ended September 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,537.1	$854.8	$1,724.2	$0.6	$6,116.7
Intersegment transfers	—	1,359.1	49.3	(1,408.4)	—
Total net sales and intersegment transfers	$3,537.1	$2,213.9	$1,773.5	$(1,407.8)	$6,116.7

Segment profit	$917.5	$101.6	$279.7		$1,298.8
Interest expense				$(101.9)	(101.9)
Administrative expenses and other				(187.9)	(187.9)
Income before income taxes	$917.5	$101.6	$279.7	$(289.8)	$1,009.0

	Three Months Ended September 30, 2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$3,414.0	$890.6	$1,741.7	$1.1	$6,047.4
Intersegment transfers	—	1,435.6	55.7	(1,491.3)	—
Total net sales and intersegment transfers	$3,414.0	$2,326.2	$1,797.4	$(1,490.2)	$6,047.4

Segment profit	$741.3	$117.7	$236.3		$1,095.3
Interest expense				$(101.2)	(101.2)
Administrative expenses and other				(116.9)	(116.9)
Income before income taxes	$741.3	$117.7	$236.3	$(218.1)	$877.2

	Nine Months Ended September 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$9,894.9	$2,673.3	$5,228.9	$2.6	$17,799.7
Intersegment transfers	—	4,046.2	159.1	(4,205.3)	—
Total net sales and intersegment transfers	$9,894.9	$6,719.5	$5,388.0	$(4,202.7)	$17,799.7

Segment profit	$2,293.5	$305.7	$771.3		$3,370.5
Interest expense				$(322.9)	(322.9)
Administrative expenses and other				(411.7)	(411.7)
Income before income taxes	$2,293.5	$305.7	$771.3	$(734.6)	$2,635.9

	Nine Months Ended September 30, 2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net external sales	$9,086.3	$2,642.8	$5,186.1	$3.2	$16,918.4
Intersegment transfers	—	4,002.8	161.3	(4,164.1)	—
Total net sales and intersegment transfers	$9,086.3	$6,645.6	$5,347.4	$(4,160.9)	$16,918.4

Segment profit	$1,854.1	$279.1	$577.6		$2,710.8
Interest expense				$(282.5)	(282.5)
Administrative expenses and other				(350.1)	(350.1)
Income before income taxes	$1,854.1	$279.1	$577.6	$(632.6)	$2,078.2

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
Net external sales of all consolidated foreign subsidiaries were $1.105 billion and $1.064 billion for the three months ended September 30, 2023 and 2022, respectively. Net external sales of all consolidated foreign subsidiaries were $3.342 billion and $3.262 billion for the nine months ended September 30, 2023 and 2022, respectively. Long-lived assets of these subsidiaries totaled $3.217 billion and $2.839 billion at September 30, 2023 and 2022, respectively. Domestic operations accounted for the remaining net external sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated net external sales, income before taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated sales in 2023 and 2022.
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
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 19 of Item 1 for additional information on the Company's Reportable Segments.
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
SUMMARY
•Consolidated net sales increased 1.1% in the quarter to $6.117 billion and 5.2% in the first nine months of 2023 to $17.800 billion
◦Net sales from stores in U.S. and Canada open more than twelve calendar months increased 3.0% in the quarter and 8.3% in the first nine months of 2023
•Diluted net income per share increased 12.6% to $2.95 per share in the quarter compared to $2.62 per share in the third quarter 2022 and 26.0% to $7.85 per share in the first nine months of 2023 compared to $6.23 in the first nine months of 2022
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) in the quarter increased 12.6% to $1.266 billion in the quarter, or 20.7% of net sales
•Generated net operating cash of $2.603 billion, or 14.6% of net sales, during the first nine months of 2023
The Company delivered strong results in the third quarter despite a challenging year-over-year comparison, due to low-single digit percentage impacts from selling price increases, modest net benefit from acquisitions and divestitures and favorable currency translation rate changes. This growth was mostly offset by a low-single digit volume decrease primarily driven by the Consumer Brands and Performance Coatings Groups. The divestiture of the China architectural business, which was completed on August 1, 2023, also reduced sales volume as compared to the prior year. In the Performance Coatings Group, net sales benefited from pricing actions and contributions from acquisitions, but was more than offset by volume declines. Consolidated gross profit margin in the quarter expanded both sequentially and year-over-year driven by pricing discipline and moderating raw material costs.
OUTLOOK
Our fourth quarter is often sequentially lower due to seasonal trends, and we continue to see inconsistent demand by region and end market. We will continue to prioritize investments in new stores, sales and technical personnel, innovation, digital and other growth initiatives that will allow us to capitalize on our strengths and help our customers be successful. We remain committed to our differentiated strategy, capabilities, product and service solutions, and our people. Given our strong year-to-date results, we have confidence in our ability to continue delivering above market growth and returns.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy. We will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $503.4 million in cash and $3.342 billion of unused capacity under our credit facilities at September 30, 2023. We are, and expect to remain, in compliance with bank covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2023 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.
Net Sales

	Three Months Ended September 30,
	2023	2022	$ Change	% Change	Currency Impact	Acquisitions and Divestitures Impact
Paint Stores Group	$3,537.1	$3,414.0	$123.1	3.6%	(0.1)%	—%
Consumer Brands Group	854.8	890.6	(35.8)	(4.0)%	0.7%	(3.0)%
Performance Coatings Group	1,724.2	1,741.7	(17.5)	(1.0)%	1.9%	3.1%
Administrative	0.6	1.1	(0.5)	(45.5)%	(9.1)%	—%
Total	$6,116.7	$6,047.4	$69.3	1.1%	0.6%	0.5%
Three Months Ended September 30, 2023
Consolidated net sales increased by 1.1% in the third quarter of 2023 primarily driven by selling price increases in all segments, a modest net benefit from the impact of acquisitions and divestitures and favorable currency translation rate changes. This growth was mostly offset by a sales volume decrease primarily driven by the Consumer Brands and Performance Coatings Groups. Net sales of all consolidated foreign subsidiaries increased to $1.105 billion in the third quarter compared to $1.064 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries was due to growth in the Latin America and Europe regions driven primarily from selling price increases, as well as contributions from acquisitions, partially offset by lower net sales in the Asia region from lower sales volumes and the divestiture of the China architectural business. Net sales of all operations other than consolidated foreign subsidiaries increased to $5.012 billion in the third quarter compared to $4.983 billion in the same period last year.
Net sales in the Paint Stores Group increased by 3.6% in the third quarter primarily due to selling price increases, which impacted net sales by a low-single digit percentage. Sales volume was approximately flat year-over-year driven by higher pro architectural sales volume, excluding new residential volume which decreased a high-single digit percentage. Net sales from stores open for more than twelve calendar months increased 3.0% in the third quarter compared to last year’s comparable period. Net sales of non-paint products increased 15.3% compared to last year's third quarter. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 4.0% in the third quarter primarily due to a mid-single digit sales volume decrease and a 3.0% decrease from divestitures, primarily related to the China architectural business. These decreases were partially offset by selling price increases, which impacted net sales by a mid-single digit percentage.
Net sales in the Performance Coatings Group decreased by 1.0% in the third quarter primarily due to a high-single digit sales volume decrease, partially offset by a 3.1% increase from the impact of acquisitions, selling price increases, which also impacted net sales by a low-single digit percentage and favorable currency translation rate changes.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change	Currency Impact	Acquisitions and Divestitures Impact
Paint Stores Group	$9,894.9	$9,086.3	$808.6	8.9%	(0.1)%	—%
Consumer Brands Group	2,673.3	2,642.8	30.5	1.2%	(0.4)%	(1.3)%
Performance Coatings Group	5,228.9	5,186.1	42.8	0.8%	(0.1)%	4.3%
Administrative	2.6	3.2	(0.6)	(18.8)%	(3.1)%	—%
Total	$17,799.7	$16,918.4	$881.3	5.2%	(0.2)%	1.1%
Nine Months Ended September 30, 2023
Consolidated net sales increased by 5.2% in the first nine months of 2023 primarily due to selling price increases, volume growth due to higher architectural sales volume in the Paint Stores Group and a 1.1% net increase from the impact of acquisitions and divestitures, partially offset by a sales volume decrease in the Consumer Brands and Performance Coatings Groups. Net sales of all consolidated foreign subsidiaries increased to $3.342 billion in the first nine months compared to $3.262 billion in the same period last year. The increase in net sales for all consolidated foreign subsidiaries was due to growth in the Latin America and Europe regions, partially offset by lower net sales in the Asia region from lower sales volumes and the divestiture of the China architectural business. Net sales of all operations other than consolidated foreign subsidiaries increased 5.9% to $14.458 billion in the first nine months compared to $13.656 billion in the same period last year.
Net sales in the Paint Stores Group increased by 8.9% in the first nine months of 2023 primarily due to mid-single digit sales volume growth, as well as selling price increases, which impacted net sales by a mid-single digit percentage. Net sales from stores open for more than twelve calendar months in the U.S. and Canada increased 8.3% in the first nine months compared to last year’s comparable period. Net sales of non-paint products increased 19.9% compared to last year's first nine months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group increased 1.2% in the first nine months primarily due to selling price increases, which impacted net sales by a mid-single digit percentage, partially offset by a low-single digit sales volume decrease and a 1.3% decrease from the impact of divestitures.
Net sales in the Performance Coatings Group increased by 0.8% in the first nine months primarily due to a 4.3% increase from the impact of acquisitions and selling price increases, which impacted net sales by a mid-single digit percentage, partially offset by a high-single digit sales volume decrease.
Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$6,116.7	100.0%	$6,047.4	100.0%	$17,799.7	100.0%	$16,918.4	100.0%
Cost of goods sold	3,200.5	52.3%	3,458.0	57.2%	9,590.3	53.9%	9,827.1	58.1%
Gross profit	2,916.2	47.7%	2,589.4	42.8%	8,209.4	46.1%	7,091.3	41.9%
SG&A	1,756.5	28.7%	1,609.9	26.6%	5,209.5	29.3%	4,693.0	27.7%
Other general expense (income) - net	61.9	1.0%	(14.4)	(0.2)%	39.9	0.2%	(7.5)	—%
Impairment	—	—%	—	—%	34.0	0.2%	—	—%
Interest expense	101.9	1.7%	101.2	1.6%	322.9	1.8%	282.5	1.6%
Interest income	(5.1)	(0.1)%	(2.6)	—%	(15.8)	(0.1)%	(4.8)	—%
Other (income) expense - net	(8.0)	(0.1)%	18.1	0.3%	(17.0)	(0.1)%	49.9	0.3%
Income before income taxes	$1,009.0	16.5%	$877.2	14.5%	$2,635.9	14.8%	$2,078.2	12.3%

Three Months Ended September 30, 2023
Consolidated cost of goods sold decreased $257.5 million, or 7.4%, in the third quarter of 2023 compared to the same period in 2022 due primarily to lower sales volumes in the Consumer Brands and Performance Coatings Groups and moderating raw material costs, partially offset by the impacts of increases in wages and other employee-related costs. In addition, lower fixed cost absorption in the Consumer Brands Group due to lower production volumes also increased Cost of goods sold. Currency translation rate changes increased Cost of goods sold by an insignificant amount in the third quarter of 2023.
Consolidated gross profit increased $326.8 million in the third quarter of 2023 compared to the same period in 2022. Consolidated gross profit as a percent of consolidated net sales increased in the third quarter to 47.7% compared to 42.8% during the same period in 2022. Consolidated gross profit dollars increased primarily due to selling price increases in all Reportable Segments, moderating raw material costs and favorable currency translation rate changes, partially offset by lower sales volumes in the Consumer Brands and Performance Coatings Groups.
The Paint Stores Group’s gross profit in the third quarter was higher than the same period last year by $238.2 million due primarily to selling price increases and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of net sales increased in the third quarter compared to the same period in 2022 for these same reasons. The Consumer Brands Group’s gross profit increased by $15.4 million in the third quarter compared to the same period last year due primarily to selling price increases and moderating raw material costs, partially offset by lower sales volume and increases in wages and other employee-related costs. In addition, lower fixed cost absorption in the Consumer Brands Group due to lower production volumes also decreased gross profit. The Consumer Brands Group’s gross profit as a percent of net sales increased in the third quarter compared to the same period in 2022 for these same reasons. The Performance Coatings Group’s gross profit increased $80.9 million in the third quarter compared to the same period last year due primarily to selling price increases and moderating raw material costs, partially offset by lower sales volume and increases in wages and other employee-related costs. The Performance Coatings Group’s gross profit as a percent of net sales increased in the third quarter compared to the same period last year for these same reasons.
Consolidated selling, general and administrative expenses (SG&A) increased $146.6 million in the third quarter versus the same period last year due primarily to increased employee-related costs, expenses to support higher sales levels and net new store openings, incremental SG&A from the acquisition of ICA and unfavorable currency translation rate changes, partially offset by lower SG&A from divestitures. As a percent of net sales, consolidated SG&A increased 210 basis points in the third quarter compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $53.4 million in the third quarter compared to the same period last year due primarily to higher employee-related costs and investments in long-term growth initiatives, including increased spending from new store openings and costs to support higher sales levels. The Consumer Brands Group’s SG&A increased $35.4 million in the third quarter compared to the same period last year due to higher employee-related costs and increased expenses to support manufacturing expansion, partially offset by lower SG&A from divestitures. The Performance Coatings Group’s SG&A increased $42.3 million in the third quarter compared to the same period last year due primarily to higher employee-related costs and incremental costs from the acquisition of ICA. The Administrative segment’s SG&A increased $15.5 million in the third quarter compared to the same period last year due primarily to higher employee-related costs and increased expenses related to technology and systems.
Other general expense (income) - net changed from income of $14.4 million in the third quarter of 2022 to expense of $61.9 million in the third quarter of 2023 primarily due to losses from the sale or disposition of assets in the third quarter of 2023 as compared to gains in the prior year as well as an increase in provisions for environmental matters. See Note 16 of Item 1 for additional information.
Interest expense increased $0.7 million in the third quarter compared to the same period last year due primarily to higher interest rates, partially offset by a decrease in outstanding debt. See Note 7 of Item 1 for additional information on the Company’s outstanding debt.
In the third quarter of 2023, Other (income) expense - net improved $26.1 million compared to the same period in 2022 primarily due to a decrease in foreign currency translation losses and a miscellaneous pension credit. See Note 16 of Item 1 for additional information.

Nine Months Ended September 30, 2023
Consolidated cost of goods sold decreased $236.8 million, or 2.4%, in the first nine months of 2023 compared to the same period in 2022 due primarily to lower sales volumes in the Consumer Brands and Performance Coatings Groups and moderating raw material costs, partially offset by higher sales volume in the Paint Stores Group and the impacts of increases in wages and other employee-related costs. Currency translation rate changes decreased Cost of goods sold by an insignificant amount in the first nine months of 2023.
Consolidated gross profit increased $1.118 billion in the first nine months of 2023 compared to the same period in 2022. Consolidated gross profit as a percent of consolidated net sales increased in the first nine months to 46.1% compared to 41.9% during the same period in 2022. Consolidated gross profit dollars increased primarily due to selling price increases in each Reportable Segment, increased sales volume in the Paint Stores Group and moderating raw material costs, partially offset by lower sales volumes in the Consumer Brands and Performance Coatings Groups and unfavorable currency translation rate changes.
The Paint Stores Group’s gross profit in the first nine months was higher than the same period last year by $738.5 million due primarily to selling price increases, higher sales volume and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of net sales increased in the first nine months compared to the same period in 2022 for these same reasons. The Consumer Brands Group’s gross profit increased by $87.4 million in the first nine months compared to the same period last year due primarily due to selling price increases and moderating raw material costs, partially offset by lower sales volume and increases in wages and other employee-related costs. The Consumer Brands Group’s gross profit as a percent of net sales increased in the first nine months compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $315.3 million in the first nine months compared to the same period last year due primarily to higher selling prices and moderating raw material costs, partially offset by lower sales volume and increases in wages and other employee-related costs. The Performance Coatings Group’s gross profit as a percent of net sales increased in the first nine months compared to the same period last year for these same reasons.
Consolidated SG&A increased $516.5 million in the first nine months versus the same period last year due primarily to increased employee-related costs, expenses to support higher sales levels and net new store openings, partially offset by favorable currency translation rate changes. As a percent of net sales, consolidated SG&A increased 160 basis points in the first nine months compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $302.5 million in the first nine months compared to the same period last year due primarily to higher employee-related costs, increased spending from new store openings, higher costs to serve customers, increased investments in technologies and costs to support higher sales levels. The Consumer Brands Group’s SG&A increased $46.1 million in the first nine months compared to the same period last year due to higher employee-related costs and restructuring charges, partially offset by other effective cost control measures. The Performance Coatings Group’s SG&A increased $122.8 million in the first nine months compared to the same period last year due primarily to higher employee-related costs, costs from acquisitions and costs to support higher sales levels. The Administrative segment’s SG&A increased $45.1 million in the first nine months compared to the same period last year due primarily to higher employee-related costs and increased expenses related to technology and systems.
Other general expense (income) - net changed from income of $7.5 million in the first nine months of 2022 to expense of $39.9 million in the first nine months of 2023 primarily due to an increase in provisions for environmental matters and lower gains from the sale or disposition of assets, partially offset by a gain on the divestiture of businesses. See Note 16 of Item 1 for additional information.
For information on impairment, see Notes 3 and 6 of Item 1 and Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Interest expense increased $40.4 million in the first nine months of 2023 compared to the same period last year due primarily to higher interest rates, partially offset by a decrease in outstanding debt. See Note 7 of Item 1 for additional information on the Company’s outstanding debt.
In the first nine months of 2023, Other (income) expense - net improved $66.9 million compared to the same period in 2022 primarily due to higher returns on investments held in the Administrative segment, a miscellaneous pension credit and an increase in miscellaneous other income. See Note 16 of Item 1 for additional information.

The following table presents Income before income taxes by segment and as a percentage of Net sales by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Income Before Income Taxes:
Paint Stores Group	$917.5	$741.3	23.8%	$2,293.5	$1,854.1	23.7%
Consumer Brands Group	101.6	117.7	(13.7)%	305.7	279.1	9.5%
Performance Coatings Group	279.7	236.3	18.4%	771.3	577.6	33.5%
Administrative	(289.8)	(218.1)	(32.9)%	(734.6)	(632.6)	(16.1)%
Total	$1,009.0	$877.2	15.0%	$2,635.9	$2,078.2	26.8%

Income Before Income Taxes as a % of Net Sales:
Paint Stores Group	25.9%	21.7%		23.2%	20.4%
Consumer Brands Group	11.9%	13.2%		11.4%	10.6%
Performance Coatings Group	16.2%	13.6%		14.8%	11.1%
Administrative	nm	nm		nm	nm
Total	16.5%	14.5%		14.8%	12.3%

nm - not meaningful
Income Tax Expense
The effective tax rate was 24.5% for the third quarter of 2023 compared to 21.9% for the third quarter of 2022, and 22.9% for the first nine months of 2023 compared to 21.4% for the first nine months of 2022. The increase in the effective tax rate for the third quarter was primarily due to a $14.7 million discrete tax expense related to the divestiture of the China architectural business and an unfavorable change in the jurisdictional mix of earnings. For the first nine months, the increase in the effective tax rate was primarily related to an unfavorable change in the jurisdictional mix of earnings. The other significant components of the Company’s effective tax rate were consistent in both comparable periods. See Note 17 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the third quarter of 2023 increased 12.6% to $2.95 per share compared to $2.62 per share in the third quarter of 2022. Diluted net income per share included a $0.19 and $0.21 per share charge for acquisition-related amortization expense for the third quarter of 2023 and 2022, respectively. In addition, diluted net income per share for the third quarter of 2023 included a $0.06 per share charge related to discrete income tax expense from the divestiture of the China architectural business. Currency translation rate changes decreased diluted net income per share by $0.01 in the third quarter of 2023.
Diluted net income per share for the first nine months of 2023 increased 26.0% to $7.85 per share compared to $6.23 per share in the first nine months of 2022. Diluted net income per share included a $0.60 and $0.61 per share charge for acquisition-related amortization expense for the first nine months of 2023 and 2022, respectively. In addition, diluted net income per share for the first nine months of 2023 included a $0.11 per share charge related to the divestiture of the China architectural business and a $0.04 per share charge related to severance and other charges. These charges were partially offset by a $0.06 per share gain related to the divestiture of a non-core domestic aerosol business. Currency translation rate changes increased diluted net income per share by $0.01 in the first nine months of 2023.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at September 30, 2023. During the first nine months of 2023, the Company generated $2.603 billion in net operating cash primarily as a result of higher profit. In addition, the Company’s EBITDA increased 22.7% to $3.427 billion. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
Cash and cash equivalents increased $304.6 million during the first nine months of 2023. Cash flow from operations allowed the Company to return $1.414 billion to shareholders in the form of share buybacks and cash dividends during the first nine months of 2023 and fund the acquisition of SIC Holding in October 2023. See Note 3 in Item 1 for additional information on the Company’s acquisition of SIC Holding.
At September 30, 2023, the Company had cash and cash equivalents of $503.4 million and total debt outstanding of $9.936 billion. Total debt, net of cash and cash equivalents, was $9.433 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $445.6 million to a deficit of $424.4 million at September 30, 2023 compared to a surplus of $21.2 million at September 30, 2022. The net working capital decrease is primarily due to an increase in current liabilities, partially offset by an increase in current assets.
Current asset balances increased $81.6 million at September 30, 2023 compared to September 30, 2022 primarily due to an increase in Cash and cash equivalents of $372.9 million and Accounts receivable, net of $43.3 million as a result of higher net sales. These increases were partially offset by a decrease in Inventories of $303.5 million driven by lower inventory levels and moderating raw material costs and a decrease of $31.1 million in Other current assets as a result of a decrease in refundable income taxes, miscellaneous other current assets and prepaid expenses, partially offset by an increase in the net investment hedge asset.
Current liability balances increased $527.2 million at September 30, 2023 compared to September 30, 2022 primarily due to an increase in the current portion of long-term debt of $1.098 billion, Accrued taxes of $174.5 million and Compensation and taxes withheld of $117.7 million. These increases were partially offset by a decrease in short-term borrowings of $606.6 million and a decrease in Accounts payable of $383.6 million, primarily due to the timing of payments. At September 30, 2023, the Company’s current ratio was 0.94 compared to 0.99 and 1.00 at December 31, 2022 and September 30, 2022, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $373.6 million in the first nine months of 2023 and increased $539.4 million in the twelve months since September 30, 2022. The increase in the first nine months was primarily due to capital expenditures of $661.2 million, partially offset by depreciation expense of $218.0 million, the sale or disposition of fixed assets of $62.5 million and currency translation and other adjustments of $7.1 million. Since September 30, 2022, the increase was primarily due to capital expenditures of $895.0 million and incremental assets recognized through acquisitions of $46.8 million, partially offset by depreciation expense of $287.2 million, the sale or disposition of fixed assets of $64.5 million and currency translation and other adjustments of $50.7 million, which primarily includes government incentives associated with the construction of our new headquarters and research and development (R&D) center. The Company closed a transaction to sell its current headquarters and R&D center during the second quarter of 2023. In connection with the sale, proceeds of $47.2 million were received and an immaterial gain was recognized.
Capital expenditures primarily represented expenditures in the Paint Stores Group associated with the opening of new paint stores, renovation and improvements in existing stores, and expenditures associated with manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups. The Administrative segment incurred capital expenditures primarily related to construction activities associated with expenditures related to the construction of our new headquarters and R&D center. Construction on the new headquarters and R&D center is expected to complete in 2024 at the earliest.
In 2023, the Company expects to spend more than 2022 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures in support of growth initiatives in 2023 are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities, new store openings and new or upgraded information systems. Additionally, the Company will continue to construct its new headquarters and R&D center. Refer to “Real Estate Financing” section below for further information on the financing transaction for the new headquarters.
Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. During the nine months ended 2023, the Company received $226.1 million pursuant to the transaction. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning real estate financing.
Goodwill and Intangible Assets
Goodwill and intangible assets decreased $348.9 million from December 31, 2022 and decreased $40.2 million from September 30, 2022 as compared to September 30, 2023. The net decrease during the first nine months of 2023 was primarily due to amortization of $250.2 million, dispositions of $93.1 million (primarily related to the divestiture of the China architectural business), foreign currency translation and other adjustments of $48.8 million and impairment of trademarks of $6.9 million, partially offset by purchase accounting allocations of $50.1 million. The net decrease over the twelve month period from September 30, 2022 was primarily due to amortization of $329.5 million, dispositions of $91.8 million (primarily related to the divestiture of the China architectural business) and impairment of trademarks of $22.4 million, partially offset by incremental goodwill and intangible assets recognized from acquisitions of $303.9 million, foreign currency translation and other adjustments of $90.9 million and the capitalization of software of $8.7 million.
See Note 6 in Item 1 for additional information on the Company’s goodwill and intangible assets, including the quantitative impairment analysis performed as a result of the Latin America architectural paint business moving to the Consumer Brands Group reportable segment and Note 3 for information on the impairment test performed as a result of the China architectural business classification change to held for sale as of the second quarter of 2023. See Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company's goodwill and intangible assets.
Other Assets
Other assets increased $86.8 million from December 31, 2022 and increased $156.2 million from September 30, 2022. The increase in the first nine months was primarily due to an increase in other assets related to contracts with customers, deposits, miscellaneous other assets and non-traded investments. The increase from September 30, 2022 was primarily due to an increase in non-traded investments, other assets related to contracts with customers and deposits, partially offset by a decrease in miscellaneous other assets. See Note 1 in Item 1 for additional information on the Company’s non-traded investments.
Debt (including Short-term borrowings)

	September 30,	December 31,	September 30,
	2023	2022	2022
Long-term debt (including current portion)	$9,597.4	$9,591.6	$9,589.5
Short-term borrowings	338.6	978.1	945.2
Total debt outstanding	$9,936.0	$10,569.7	$10,534.7
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
The Company had unused capacity under its various credit agreements of $3.342 billion at September 30, 2023. See Note 7 in Item 1 of this report for additional information.

Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2022 and September 30, 2022 other than the Company’s long-term liability for other postretirement benefit plans which decreased $117.2 million from September 30, 2023 due primarily to a plan amendment and changes in actuarial assumptions. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company’s benefit plan obligations.
Deferred Income Taxes
Deferred income taxes decreased $33.2 million from December 31, 2022 primarily due to amortization of acquisition-related intangible assets, the capitalization of research and development costs for income tax purposes and the divestiture of the China architectural business, partially offset by the incremental deferred tax liabilities recognized in connection with the acquisition of ICA. Compared to September 30, 2022, deferred income taxes decreased $43.4 million primarily due to these same reasons. See Note 3 in Item 1 of this report for more information regarding the Company’s recent acquisitions.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2023. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2023. See Notes 9 and 16 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first nine months of 2023 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 3 in Item 1 for information on contractual obligations and commercial commitments related to acquisitions and divestitures.
Litigation
See Note 10 in Item 1 for information concerning litigation.
Shareholders’ Equity

	September 30,	December 31,	September 30,
	2023	2022	2022
Total shareholders’ equity	$3,780.0	$3,102.1	$2,597.8
Shareholders’ equity increased $677.9 million during the first nine months of 2023 as a result of net income of $2.033 billion, an increase in Other capital of $140.0 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $971.0 million of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $468.4 million.
Shareholders’ equity increased $1.182 billion since September 30, 2022 as a result of net income of $2.419 billion and an increase in Other capital of $184.3 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $1.104 billion of Treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $624.0 million.

During the first nine months of 2023, the Company purchased 3.8 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2023 to purchase 41.4 million shares of its common stock.
In February 2023, the Company's Board of Directors increased the quarterly cash dividend from $0.60 per share to $0.605 per share. This quarterly dividend was approved in all subsequent quarters and will result in an annual dividend for 2023 of $2.42 per share or a 31% payout of 2022 diluted net income per share.
Cash Flow
Net operating cash for the nine months ended September 30, 2023 was a source of $2.603 billion compared to a source of $1.279 billion for the same period in 2022. The improvement in net operating cash was primarily due to higher net income and improved working capital management.
Net investing cash decreased $541.5 million in the first nine months of 2023 to a usage of $509.0 million compared to a usage of $1.051 billion for the same period in 2022 primarily due to lower cash used for acquisitions, proceeds from the divestiture of businesses and an increase in proceeds from the sale of assets, partially offset by increased cash used for capital expenditures.
Net financing cash increased $1.522 billion in the first nine months of 2023 to a usage of $1.785 billion compared to a usage of $263.6 million for the same period in 2022 primarily due to proceeds from long-term debt in the first nine months of 2022 which did not occur in the same current year period, a net decrease in short-term borrowings and an increase in treasury stock purchases. These usages of cash were partially offset by lower payments of long-term debt and real estate financing proceeds received in the first nine months of 2023 which did not occur in the same prior year period.
In the twelve month period from October 1, 2022 through September 30, 2023, the Company generated net operating cash of $3.244 billion, used $1.066 billion in investing activities and used $1.804 billion in financing activities.
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
See Note 13 in Item 1 for disclosures related to the $1.113 billion of outstanding U.S. Dollar to Euro cross currency swap contracts designed to hedge the Company’s net investment in its European subsidiaries.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At September 30, 2023, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the Company’s debt and related covenant.

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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as net income before income taxes, interest expense, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure defined as EBITDA that excludes certain adjustments that do not recur during the normal course of business, such as items related to the previously announced Restructuring Plan. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to net income or net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Condensed Consolidated Cash Flows in Item 1.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$761.5	$685.1	$2,032.6	$1,633.8
Interest expense	101.9	101.2	322.9	282.5
Income taxes	247.5	192.1	603.3	444.4
Depreciation	71.9	64.5	218.0	194.8
Amortization	83.5	81.3	250.2	237.8
EBITDA	$1,266.3	$1,124.2	$3,427.0	$2,793.3
Restructuring expense	—	—	9.6	—
Impairment of assets related to China divestiture	—	—	34.0	—
Gain on divestiture of domestic aerosol business	—	—	(20.1)	—
Adjusted EBITDA	$1,266.3	$1,124.2	$3,450.5	$2,793.3
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the nine months ended September 30, 2023, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s third quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	25,000	$281.19	25,000	42,900,000
Employee transactions (2)	3,271	$267.20		N/A

August 1 - August 31
Share repurchase program (1)	925,000	$273.96	925,000	41,975,000
Employee transactions (2)	1,114	$272.48		N/A

September 1 - September 30
Share repurchase program (1)	550,000	$272.26	550,000	41,425,000
Employee transactions (2)	358	$268.31		N/A
Quarter Total
Share repurchase program (1)	1,500,000	$273.45	1,500,000	41,425,000
Employee transactions (2)	4,743	$268.52		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended September 30, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 24, 2023	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

October 24, 2023	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer