Form 10-K
period 2023-12-31
SHERWIN WILLIAMS CO
filed 2024-02-20
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2023 was $68,095,363,926 (computed by reference to the price at which the common stock was last sold on such date).
At January 31, 2024, 254,464,522 shares of common stock were outstanding, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2024 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2023 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

PART I
ITEM 1.    BUSINESS
Introduction
The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe, Asia and Australia. Our principal executive offices are located at 101 West Prospect Avenue, Cleveland, Ohio 44115-1075, telephone (216) 566-2000. As used in this report, the terms “Sherwin-Williams,” “Company,” “we”, “us” and “our” mean The Sherwin-Williams Company and its consolidated subsidiaries unless the context indicates otherwise.
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
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company has three reportable operating segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative segment. For more information about the Reportable Segments, see Note 23 to the Consolidated Financial Statements in Item 8.
Paint Stores Group
Paint Stores Group consisted of 4,694 company-operated specialty paint stores in the United States, Canada and the Caribbean region at December 31, 2023. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment.
Consumer Brands Group
The Consumer Brands Group manufactures and distributes a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers, including home centers and hardware stores, dedicated dealers and distributors throughout North America, Latin America and Europe. During 2023, the Company divested a non-core domestic aerosol business and the China architectural business, both part of the Consumer Brands Group. See Note 3 to the Consolidated Financial Statements in Item 8 for more information. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group also consisted of 318 company-operated specialty paint stores in Latin America at December 31, 2023. Each store in this segment is engaged in servicing the needs of home, commercial and industrial projects to contractors and do-it-yourself customers in Latin America. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. In addition, each store sells select purchased associated products. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 61% of the total sales of the Consumer Brands Group in 2023 were intersegment transfers of products primarily sold through the Paint Stores Group. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures, manufacturing capacity expansion, operational efficiencies and maintenance projects at sites currently in operation.

Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. During 2023, the Company acquired German-based SIC Holding GmbH which is part of the Performance Coatings Group. See Note 3 to the Consolidated Financial Statements in Item 8 for more information. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group, this segment’s 322 company-operated branches, a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment.
Administrative Segment
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site. Also included in the Administrative segment is interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters and other expenses which are not directly associated with the Reportable Segments. The Administrative segment does not include any significant foreign operations. Also included in the Administrative segment is the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company and disposal of idle facilities. Sales of this segment represent external leasing revenue. Material gains and losses from the sale of property are infrequent and not a significant operating factor in determining the performance of the Administrative segment.
Raw Materials and Products Purchased for Resale
Raw materials and products purchased for resale make up the majority of our consolidated Cost of goods sold. Raw materials may vary considerably by the specific paint or coating being manufactured but can generally be divided into the following categories: resins and latex, pigments, additives, solvents, and metal or plastic containers. A significant portion of these raw materials are derived from various upstream petrochemical and related commodity feedstocks, notably propylene. Raw materials are sourced from multiple suppliers globally, typically within the geographic region where our products are being manufactured. A portion of specialized resins and other products are manufactured in house. We also purchase a variety of products for resale that are highly complementary to our paint and coating offerings, notably spray equipment and parts, floorcovering and assorted sundries. We attempt, if feasible, to mitigate our potential risk associated with the sourcing of our raw materials and other products through inventory management, strategic relationships with key suppliers, alternative sourcing strategies and long-term investments to expand our manufacturing capabilities. See Item 1A Risk Factors for more information regarding cost and sourcing of raw materials.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. Periods of economic downturn, however, can alter these seasonal patterns. There is no significant seasonality in sales for the Administrative segment.
Working Capital
In order to meet increased demand during the second and third quarters, the Company usually builds its inventories during the first quarter. Working capital items (inventories and accounts receivable) are generally financed through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of the Company’s liquidity and capital resources, see Item 7 Financial Condition, Liquidity and Cash Flow.
Trademarks and Trade Names
Customer recognition of trademarks and trade names owned or licensed by the Company collectively contribute significantly to our sales. The major trademarks and trade names used by each of the Reportable Segments are set forth below.
•Paint Stores Group: Sherwin-Williams®, A-100®, Builders Solution®, Captivate®, Cashmere®, Duration®, Emerald®, Gallery Series™, Kem Tone®, Latitude®, Loxon®, Metalatex®, Novacor®, Painters Edge Plus™, ProClassic®, ProCraft®, Pro Industrial™, ProMar®, Scuff Tuff®, SuperDeck®, SuperPaint®, Woodscapes®
•Consumer Brands Group: Cabot®, Colorgin®, Condor®, Dupli-Color®, Dutch Boy®, Geocel®, HGTV HOME® by Sherwin-Williams, Krylon®, Minwax®, Purdy®, Ronseal®, Thompson’s® WaterSeal®, Valspar®, White Lightning®
•Performance Coatings Group: Sherwin-Williams®, Acrolon®, AcromaPro®, ATX®, DeBeer Refinish®, Duraspar®, EcoDex®, Envirolastic®, Excelo®, EzDex®, Fastline®, Firetex®, Fluropon®, Gross & Perthun™, Heat-Flex®, House of Kolor®, Huarun®, ICA®, Inver®, Kem Aqua®, Klumpp Coatings™, Lazzuril®, Macropoxy®, Martin

Senour®, Matrix Edge®, M.L. Campbell®, Octoral®, Oskar Nolte™, PermaClad®, Polane®, Powdura®, Sayerlack®, Sher-Wood®, Sumaré®, Ultra 9K®, Ultra 7000®, ValPure®, Valspar®
Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, the Performance Coatings Group derives a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not typically significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products during 2024.
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
In the Consumer Brands Group, domestic and foreign competitors include manufacturers and distributors of branded and private-label paint and coatings products as well as other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are the key competitive factors for this segment.
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
Human Capital Resources
Our commitment to our people is embedded in the Company’s corporate purpose and guiding values. Through the development, manufacture, distribution and sale of innovative paint and coatings products, our employees are instrumental in fulfilling our corporate purpose to inspire and improve the world by coloring and protecting what matters. The Company’s seven guiding values — integrity, people, service, quality, performance, innovation and growth — drive how we fulfill our purpose, emphasize the importance of our global workforce and serve as the foundation of our culture of excellence.
At December 31, 2023, we employed 64,088 people worldwide, of which approximately 75% were in the United States and 25% were in other global regions. The success of our business and our ability to execute on our strategy depend in large part on our ability to attract, retain, develop and progress qualified employees with diverse skills, experiences and perspectives at all levels of our organization. To deliver on these objectives, we have developed key programs, policies and initiatives focused on belonging and culture, talent acquisition and employee engagement, occupational health and safety and total rewards, which includes compensation and benefits programs and practices.
Belonging and Culture. We strive to foster a culture of belonging to drive employee engagement and performance while attracting, retaining, developing and progressing a diverse pipeline of talent that reflects the communities in which we operate. As reflected in our Code of Conduct and reinforced through our actions, training and attitudes, fostering an inclusive culture is a moral and business imperative. The building blocks of our culture include:
•Communicating impact: Sharing the Company story, goals and priorities at all levels, and educating our workforce on allyship and belonging.
•Leading with inclusion: Creating a culture where we are open and leverage the unique contributions of each employee to positively impact our people and business results.

•Empowering everyone: Investing in our people by providing collaboration, development and learning opportunities to drive retention, progression and engagement.
•Committing to action: Empowering and engaging leaders to use tools and resources to take meaningful action to foster a culture of belonging for all employees.
While our commitment starts at the top, with a Board of Directors with diverse skills, backgrounds and experiences, creating a supportive, welcoming environment across our global footprint is the shared responsibility of all of our employees, including our senior leaders. We strive to ensure our senior leaders have the resources they need to foster inclusion and belonging and ultimately leverage the diversity of our workforce to deliver customer-focused differentiated products, services and solutions. Our senior leaders attend an education and training session every year, and we hold CEO Forums on Inclusion, led by our CEO and other senior leaders, designed to encourage open discussions with employees about opportunities to advance our culture of belonging. In 2023, we also continued our focus on driving allyship and empathy through conscious inclusion training and elevating the visibility and prominence of our Employee Resource Groups (ERGs). These are voluntary, employee-led communities with a shared purpose of developing connections between and among employees and allies with diverse backgrounds. We have over 300 chapters globally that bring together employees from various groups, divisions and functional teams to foster more inclusive workplaces, create greater synergy around business objectives and serve as a hub for professional development and mentorship opportunities that enable our employees to thrive and find long-term success at Sherwin-Williams.
Talent Acquisition and Employee Engagement. We strive to attract, retain, develop and progress a workforce that embraces our culture of inclusion through an integrated talent management strategy. This strategy connects major milestones in the employee journey, including talent acquisition, onboarding, performance management, leadership and management development, succession and career progression, and is supported by our focus on employee engagement, culture, workforce analytics and information technology governance. The Company’s early talent programs, including our management trainee program and similar programs across our global business, play a critical role in attracting, developing and advancing a pipeline of talent with diverse skills, backgrounds and experiences. During 2023, we hired approximately 1,400 college graduates through our management trainee program as part of our long-term growth initiatives. We also collaborate with various colleges and universities to continue to broaden our talent pipeline with qualified women, underrepresented racial or ethnic groups, individuals with disabilities, veterans and other candidates.
We invest in our people by providing learning and employee networking opportunities, including through our ERGs, to drive retention, development and engagement and help employees excel in their current and future roles. During 2023, our employees completed thousands of hours of online and instructor-led courses across a broad range of categories, including leadership, professional skills, technical skills and compliance. We measure our progress toward creating a culture of belonging that empowers employees to learn, grow and achieve their aspirations by conducting periodic pulse surveys and a global engagement survey, which we conducted in 2023 and expect to conduct every other year. We are focused on using these survey results to drive continued progress with our efforts.
Occupational Health and Safety. Providing safe and healthy working environments for our employees is a core value. We have a consistent focus on Environmental, Health and Safety excellence that promotes employee health and safety, process safety and occupational health, including evaluation and implementation of preventative measures to reduce workplace injuries and illness. We strive for incident-free workplaces and are continuously assessing and improving the programs that are in place to help keep our employees, customers and communities safe, including by improving our global management systems, standards and performance measures.
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
Over the past few years, we have enhanced certain of the Company’s benefits and practices to support the health and well-being of our employees. Our enhanced benefits have included tele-health, paid sick leave, family leave and voluntary leave of absence policies and programs. We also have rewarded our employees’ resiliency and hard work and made changes in our business to encourage retention, including through wage increases, reduced store hours and employee benefits enhancements. Additionally, in 2023, we continued to permit remote, alternate and flexible work arrangements where possible to promote increased flexibility and support employee health and well-being, while maintaining our focus on collaboration and engagement.
Regulatory Compliance
For additional information regarding environmental-related matters, see Notes 1, 11 and 20 to the Consolidated Financial Statements in Item 8.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Letter to Shareholders” and elsewhere in this report constitute “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and the lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “believe,” “expect,” “estimate,” “project,” “plan,” “goal,” “target,” “potential,” “intend,” “aspire,” “strive,” “may,” “will,” “should,” “could,” “would,” “seek,” or “anticipate” or the negative thereof or comparable terminology.
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results, performance and experience. These risks, uncertainties and other factors include such things as:
•general business conditions, including the strength of retail and manufacturing economies and growth in the coatings industry;
•changes in general domestic and international economic conditions, including due to changes in inflation rates, interest rates, tax rates, unemployment rates, labor costs, healthcare costs, recessionary conditions, geopolitical conditions, government policies, laws and regulations;
•weakening of global credit markets and our ability to generate cash to service our indebtedness;
•fluctuations in foreign currency exchange rates, including as a result of inflation, central bank monetary policies, currency controls and other exchange restrictions;
•any disruption in the availability of, or increases in the price of, raw material and energy supplies;
•disruptions in the supply chain, including those related to industry capacity constraints, raw material availability, transportation and logistics delays and constraints, political instability or civil unrest;
•catastrophic events, adverse weather conditions and natural disasters, including those that may be related to climate change or otherwise;
•losses of or changes in our relationships with customers and suppliers;
•competitive factors, including pricing pressures and product innovation and quality;
•our ability to successfully integrate past and future acquisitions into our existing operations, as well as the performance of the businesses acquired;
•risks and uncertainties associated with our expansion into and our operations in Asia, Europe, South America and other foreign markets, including general economic conditions, policy changes affecting international trade, political instability, inflation rates, recessions, sanctions, foreign currency exchange rates and controls, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflicts and wars (including the ongoing conflict between Russia and Ukraine and the Israel-Hamas war) and other economic and political factors;
•cybersecurity incidents and other disruptions to our information technology systems, and our reliance on information technology systems;
•our ability to attract, retain, develop and progress a qualified global workforce;
•our ability to execute on our business strategies related to sustainability matters, and achieve related expectations, including as a result of evolving regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs and the availability of requisite financing, and changes in carbon markets;
•damage to our business, reputation, image or brands due to negative publicity;
•our ability to protect or enforce our material trademarks and other intellectual property rights;
•our ability to comply with numerous and evolving U.S. and non-U.S. laws, rules, and regulations and the effectiveness of our compliance efforts;
•adverse changes to our tax positions in U.S. and non-U.S. jurisdictions, including as a result of new or revised tax laws or interpretations;
•increasingly stringent domestic and foreign governmental regulations, including those affecting health, safety and the environment;
•inherent uncertainties involved in assessing our potential liability for environmental-related activities;

•other changes in governmental policies, laws and regulations, including changes in tariff policies, accounting policies and standards; and
•the nature, cost, quantity and outcome of pending and future litigation and other claims, including the lead pigment and lead-based paint litigation, and the effect of any legislation and administrative regulations relating thereto.
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
We operate all over the world serving customers in more than 120 countries. Our business, operations, and business plans and strategies are sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide have in the past impacted and may in the future reduce the demand for some of our products, adversely impact our ability to predict and meet any future changes in the demand for our products, and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Changes in inflation rates, interest rates, tax rates, unemployment rates, labor costs, healthcare costs, recessionary conditions, geopolitical conditions, governmental policies, laws and regulations, business disruptions due to cybersecurity incidents, terrorist activity, armed conflicts and wars (including the ongoing conflict between Russia and Ukraine and the Israel-Hamas war), public health crises, pandemics, outbreaks of disease, catastrophic events, adverse weather conditions or natural disasters (including those that may be related to climate change or otherwise), supply chain disruptions (including those caused by industry capacity constraints, labor shortages, raw material availability, and transportation and logistics delays and constraints), and other economic factors have in the past and could in the future adversely affect demand for some of our products, our ability to predict and meet any future changes in the demand for our products, the availability, delivery or cost of raw materials, our ability to adequately staff and maintain operations at affected facilities and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers. With respect to inflation in particular, high levels of inflation impacted consumer behavior in 2023. We expect inflationary pressure to continue to impact consumer and manufacturing customer behavior during 2024, including in the United States housing market as a result of elevated mortgage rates and in global industrial markets as a result of softer demand. Any such shift in consumer and manufacturing customer behavior could adversely affect the demand for some of our products and our results of operations, cash flow, liquidity or financial condition.
Protracted duration of economic downturns in cyclical segments of the economy may depress the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
Portions of our business involve the sale of paint, coatings and related products to segments of the economy that are cyclical in nature, particularly segments relating to construction, housing, manufacturing and oil production, refining, storage and transportation. Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending have in the past decreased. A decrease in consumer and business discretionary spending has in the past and could in the future reduce the demand for some of our products and has in the past and could in the future adversely affect our sales, earnings, cash flow or financial condition.
Interest rates increased substantially in 2022 and 2023 and may continue to increase. The recent and continued combination of high interest rates and high inflation impacted consumer and manufacturing customer behavior during 2023, which we expect to continue into 2024. Rising interest rates and shifts in consumer behavior have adversely affected and may continue to adversely affect the demand for new residential homes, existing home turnover and new non-residential construction. Any worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
In the U.S. construction and housing segments, we continue to see project backlogs due to contractors experiencing a shortage of skilled workers, resulting in an adverse effect on the growth rate of demand for our products. While we would typically expect to see higher demand for our products as project backlogs are reduced in the future, inflation and other economic conditions may delay a recovery in demand, which may result in the labor shortage and such other conditions adversely impacting our sales, earnings, cash flow or financial condition.
FINANCIAL RISKS
A weakening of global credit markets or changes to our credit ratings may adversely affect our results of operations, cash flow, liquidity or financial condition.
A weakening of global credit markets has in the past and could in the future adversely impact our net sales, the collection of accounts receivable, funding for working capital needs, expected cash flow generation from current and acquired businesses, access to capital and our investments, which has in the past and could in the future adversely impact our results of operations, cash flow, liquidity or financial condition.
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
Although we have available credit facilities to fund our current operating needs, we cannot be certain we will be able to replace our existing credit facilities or refinance our existing or future debt when necessary. Our cost of borrowing and ability to access the capital markets are affected not only by market conditions, but also by our debt and credit ratings assigned by the major credit rating agencies. Rating agencies regularly evaluate our business and could downgrade our credit rating based on a number of factors, including factors beyond our control, such as general business or economic conditions. Downgrades in these ratings likely would increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including our access to the commercial paper market. An inability to access the capital markets with the same flexibility we have now and on terms commercially acceptable to us, or at all, could have a material adverse effect on our results of operations, cash flow, liquidity or financial condition.
We have goodwill and intangible assets recorded on our Consolidated Balance Sheets. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate such value may not be recoverable. An impairment assessment involves judgment as to assumptions regarding future sales and cash flow and the impact of market conditions on those assumptions. Future events, such as the integration or rebranding of trademarks acquired in acquisitions and changing market conditions may impact our assumptions and change our estimates of future sales and cash flow, including our ability to track trademark specific sales and cash flow, resulting in us incurring substantial impairment charges, which could adversely affect our results of operations or financial condition.
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
At December 31, 2023, we had total debt of approximately $9.851 billion, which is a decrease of $718.8 million since December 31, 2022. We have the ability under our existing credit facilities to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general business, economic, financial, competitive, legislative, regulatory and other factors beyond our control, including supply chain disruptions, adverse weather conditions or natural disasters, armed conflicts and wars, changes in raw material and energy supplies, public health crises and pricing and related impacts. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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
A significant portion of our operations are conducted through our subsidiaries. As a result, our ability to generate sufficient cash flow for our needs is dependent to some extent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are separate and distinct legal entities. Our subsidiaries have no obligation to pay any amounts due on our debt or to provide us with funds to meet our cash flow needs, whether in the form of dividends, distributions, loans or other payments. Further, any payment of dividends, loans or advances by our subsidiaries could be subject to statutory or contractual restrictions. Payments to us by our subsidiaries will also be contingent upon our subsidiaries’ earnings and business considerations. Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. Even if we are a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Finally, changes in the laws of foreign jurisdictions in which we operate have in the past and may in the future adversely affect the ability of some of our foreign subsidiaries to repatriate funds to us.
Fluctuations in foreign currency exchange rates and changing monetary policies could adversely affect our results of operations, cash flow, liquidity or financial condition.
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, including as a result of inflation, central bank monetary policies, currency controls and other exchange restrictions, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the Euro, the Brazilian Real, the Mexican Peso, the Canadian Dollar, the Chinese Yuan, the British Pound, and the Argentine Peso, each against the U.S. Dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we have in the past and may in the future experience losses from foreign currency exchange rate fluctuations, and currency controls and restrictions, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition. Currency controls or restrictions may limit our ability to convert foreign currencies into U.S. Dollars, or to remit dividends and other payments from our subsidiaries or businesses located in or conducted within a country imposing such controls or restrictions. For example, we experienced a loss of $41.8 million in 2023 as a result of the significant devaluation of the Argentine Peso in December 2023 as part of economic reforms implemented by the government of Argentina, and we may experience similar losses in the future.
OPERATIONAL RISKS
Unexpected shortages and increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials (including petrochemical-derived resins, latex and solvents, titanium dioxide and various additives) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs, supply chain disruptions, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise), armed conflicts and wars, or public health crises have impacted and may in the future disrupt the availability of raw material and fuel supplies, adversely impact our ability to meet customer demands for some of our products or adequately staff and maintain operations at affected facilities, and increase our costs. In addition, environmental and social regulations, including regulations related to climate change or otherwise, have in the past and may in the future negatively impact us or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy.
Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, supplier capacity constraints, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow. Although we generally have a number of suppliers, in some cases we have limited or single-sources of supply. We purchase raw materials globally from sources around the world, including in the Middle East, Central and South America and other areas that may be less politically stable than other areas. Wars, armed conflicts, political instability, civil disturbances and unrest, terrorist attacks, and actions by governments in these areas (such as the ongoing conflict between Russia and Ukraine and the Israel-Hamas war and any expansion or increase in the severity and intensity of such) may decrease the supply and increase the price of raw materials that we use for our business, which could have a material adverse effect on our sales, earnings, cash flow or results of operations. For example, although we do not have significant operations in the region, the Israel-Hamas war has caused disruption, instability and volatility in supply chains and logistics, including shipping disruptions in the Red Sea and surrounding waterways.
In the event we experience supply chain disruptions from our suppliers, we may not be able to timely shift to internal production or secure alternate sources in order to prevent significant impacts to our business, or we may experience quality issues with raw materials and energy sourced from alternate sources. If we are unable to offset such disruptions through internal production or alternate sources, we may experience adverse impacts to our business, including adverse effects to our earnings and cash flow.
If the cost of raw materials and energy increases, we may not be able to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. Following two years of historic inflation, some raw material and energy prices decreased in 2023, particularly resins and solvents derived from petrochemical feedstock sources such as propylene and ethylene. Ongoing global supply and demand dynamics drive the cost of raw materials and energy, which could continue to experience periods of volatility in the future and may adversely affect our earnings and cash flow.
Catastrophic events, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise) may temporarily reduce the demand for some of our products, impact our ability to meet the demand for our products or cause supply chain disruptions and increased costs, and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, catastrophic events, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise) have caused business disruptions and have had an adverse effect on our sales, manufacture and distribution of paint, coatings and related products. Our facilities and systems are not fully redundant and our disaster recovery planning may not be sufficient to meet business needs in the event of disruptions. In the event of catastrophic events, adverse weather conditions or a natural disaster cause significant damage to any one or more of our principal manufacturing or distribution facilities, we may not be able to manufacture the products needed to meet customer demand, which could have an adverse effect on our sales of certain paint, coatings and related products.
Also from time to time, the impact of these risks to our suppliers has had or may have an adverse effect on our sales, manufacture and distribution of certain of our products. Catastrophic events, adverse weather conditions or natural disasters and their impacts have in the past resulted, and may in the future result, in industry-wide supply chain disruptions, increased raw material and other costs, and our hindered ability to manufacture the products needed to fully meet customer demand.
In any of these instances, an adverse effect on sales may cause a reduction in our earnings or cash flow.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution platform. During 2023, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer or the loss of a significant amount of sales to any one customer, the loss of any of these large customers, or the loss of significant amount of sales to any of these large customers, could have an adverse effect on our sales, earnings or cash flow.
Increased competition or failure to keep pace with developments in key competitive areas of our business may reduce our sales, earnings or cash flow performance.
We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. Some of our competitors operate more extensively in certain regions around the world and have greater financial or operational resources to compete internationally. They may secure better terms from certain vendors, adopt more aggressive pricing, and devote more resources to certain product lines or parts of their business. Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product composition, raw material sourcing, product innovation and development (including relating to increased customer interest in the sustainability attributes of products and our related key strategies and initiatives for expanding our product offerings), breadth of product line, technical expertise, distribution, service and price are key competitive factors for our business. Competition in any of these areas, or failure to keep pace with developments in any of these areas, may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
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
Net sales of our consolidated foreign subsidiaries totaled approximately 19.2%, 19.4% and 21.2% of our total consolidated Net sales in 2023, 2022 and 2021, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition could be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, sanctions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflicts and wars (including the ongoing conflict between Russia and Ukraine and the Israel-Hamas war), difficulties in staffing and managing foreign operations and other economic and political factors. In addition, public health crises in foreign jurisdictions may temporarily reduce the demand for some of our products and adversely affect the availability and cost of raw materials. Our inability to successfully manage the risks and uncertainties relating to any of these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
International, national, and regional laws, regulations, and policies that have the effect of restricting global trade and markets and restricting the import and export of products, services and technology, or those of our customers, or for the benefit of favored industries or sectors, could interfere with our operations, supply chain, manufacturing costs and customer relationships and harm our business. Due to the global scope of our operations, changes in government policies on foreign trade and investment may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Expanding export controls or limits on foreign investment, for example, can impact the global supply of raw materials. Government actions taken in connection with the United States-China trade conflict could impact business, including sales, imports and exports. Our business benefits from free trade agreements, which may include the United States-Mexico-Canada Agreement and EU-UK Trade and Cooperation Agreement, and efforts to withdraw from, or substantially modify such agreements, in addition to trends such as protectionism or nationalism, and the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.

Cybersecurity incidents and other disruptions to our information technology systems may interfere with our operations, result in the compromise or loss of critical and confidential information and severely harm our business.
We rely on information technology systems to conduct our business, including recording and processing transactions, manufacturing and selling our products, researching and developing new products, maintaining and growing our competitive position, and supporting and communicating with our employees, customers, suppliers and other vendors. These information technology systems are important to many business-critical processes including, but not limited to, production planning, manufacturing, distribution, finance, company operations, research and development, sales and customer service. Some of these systems are maintained or operated by third-party providers, including cloud-based systems. Cyber attacks and cybersecurity threats are increasingly sophisticated, constantly evolving and originate from many sources globally, and often cannot be recognized or understood until the target has already been attacked. Despite our efforts to prevent these threats and disruptions to our information technology systems, these systems may be affected by damage or interruption resulting from, among other causes, cyber attacks, security breaches, power outages, system failures or malware (including but not limited to ransomware and other programs that operate with malicious intent). These risks are expected to continue to be magnified due to the increased reliance on information technology systems to conduct our business, including those used in furtherance of supporting remote and hybrid in-office work environments and managing our global operations. Disruptions to these systems may impair our ability to conduct business and have a material adverse effect on our business, results of operations and financial condition. While we maintain cybersecurity insurance, costs related to a cyberattack may exceed the amount of our insurance coverage or may be excluded under the terms of the policy.
As part of our business, we collect and handle sensitive and confidential information about our business, customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those of third parties we rely on or do business with, may be vulnerable to cyber attacks, security breaches, malware (including but not limited to ransomware and other programs that operate with malicious intent), power outages, system failures, acts of vandalism, human or technical errors or other similar events or disruptions. Our information, facilities and systems and those hosted or supported by third parties on our behalf could also be impacted by the intentional or unintentional improper conduct of our employees, vendors or others who have access to and may mishandle or misappropriate sensitive and confidential information. Any such event involving the misappropriation, loss or other unauthorized disclosure of information, whether impacting us or third parties we rely on or do business with, could result in losses, damage our reputation or relationships with customers and suppliers, expose us to the risks of litigation, regulatory action and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. We continue to mitigate these risks in a number of ways, including through additional investment, engagement of third-party experts and consultants, improving the security of our facilities and systems (including through upgrades to our security and information technology systems), providing annual training for all employees (with more enhanced or frequent training based on role or responsibility), assessing the continued appropriateness of relevant insurance coverage and strengthening our controls and procedures to identify, detect, protect against, respond to and mitigate these threats.
We and third parties we rely on or do business with have experienced cybersecurity attacks and incidents in the past, some of which have resulted in unauthorized access to our information and systems and other disruptions to our business operations, and we could in the future experience similar incidents.
The domestic and international regulatory environment related to information security, data collection and transfer, digital marketing or telemarketing, and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which often require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection, Data Security, and Cyber Security Laws, the California Consumer Privacy Act as amended by the California Privacy Rights Act, a growing number of other U.S. comprehensive state privacy laws, and other international and domestic regulations, are costly and will result in additional costs in our efforts to continue to comply. These laws and regulations can provide for significant penalties for non-compliance, which could result in additional costs of compliance, enforcement actions, regulatory investigations and fines, individual or class action litigation, or reputational harm. Ongoing efforts to comply with these laws also may divert management and employee attention from other business and growth initiatives.
Our ability to attract, retain, develop and progress a qualified global workforce could adversely impact our business and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract and onboard qualified candidates with the requisite education, background, skills and experience and our ability to retain, develop, progress and engage qualified employees across our business, including our stores, fleet, manufacturing, research and development, information technology, corporate and other operations and functions. We continue to face elevated wage rates and intense competition for talent due to the ongoing impacts of a tightened labor market and other macroeconomic conditions. To the extent we are unable to remain competitive with our total rewards programs (which include compensation and benefits programs and practices), talent management strategy, inclusive workplace culture and related inclusion, diversity and equity and employee engagement strategies, initiatives, programs and practices, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and may be unable to attract, retain, develop and progress a qualified global workforce, which could adversely affect our business and future success and impair our ability to meet our strategic objectives and the needs of our customers.
We may not achieve our strategies or expectations relating to sustainability considerations, which could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
We have established strategies and expectations for our business relating to certain sustainability considerations, including regarding reducing greenhouse gas emissions, increasing energy efficiency, increasing use of electricity from renewable energy sources, reducing waste and improving safety performance. These strategies and expectations reflect our current business plans and aspirations, and there is no guarantee that they will be achieved. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes and assumptions; the pace of scientific and technological developments; increased costs; the availability of requisite suppliers, energy sources, or financing; and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to these matters could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Furthermore, many governments, regulators, investors, employees, customers, media outlets, and other stakeholders are increasingly focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, human capital, and inclusion and belonging. Our business may face increased scrutiny from such stakeholders and if our strategies relating to sustainability considerations do not meet stakeholder expectations and standards (including with respect to establishing science-based targets), which continue to evolve and may differ across jurisdictions in which we operate, our business, financial condition, results of operations and reputation could be adversely impacted. Similarly, our failure or perceived failure to pursue or fulfill our strategies and expectations; comply with federal, state, or international ethical, environmental, or other standards, regulations, or expectations; adhere to public statements; satisfy reporting standards; or meet evolving and varied stakeholder expectations within the timelines we announce, or at all, could have adverse operational, reputational, financial, and legal impacts.
Our business, reputation, image and brands could be damaged by negative publicity.
Our reputation, image and recognized brands significantly contribute to our business and success, as they are critical to retaining and growing our customer base and our relationships with other stakeholders. Specifically, our ability to maintain a positive perception of us and our business, including through our seven guiding values of integrity, people, service, quality, performance, innovation, and growth, influences our success. Significant negative claims or publicity involving us, our business or our products, services, culture, values, strategies and practices, including postings, articles, or comments on social media and the internet, undermine confidence in our Company, and could materially damage our reputation and image, even if such claims or publicity are inaccurate. Damage to our reputation and image could adversely impact our ability to attract new and retain existing customers, employees and other business and stakeholder relationships, and could adversely affect the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
Inability to protect or enforce our material trademarks and other intellectual property rights could have an adverse effect on our business.
Our competitive position and the value of our products and brands could be reduced and our business adversely affected if we are unable to maintain or adequately protect our intellectual property. We have numerous patents, trade secrets, trademarks, trade names and know-how that are valuable to our business. Despite our efforts to protect such intellectual property and other proprietary information from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our trademarks or such other intellectual property and information without our authorization. We also face attempts, including through cyber attacks and social engineering tactics, to gain unauthorized access to our systems for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect the value of our investment in research and development and our business. Although we rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our intellectual property rights, the laws of some countries may not protect such rights to the same extent as the laws of the United States. Unauthorized use of our intellectual property by third parties, the failure of foreign countries to have laws to protect our intellectual property rights, or an inability to effectively enforce such rights in foreign countries could have an adverse effect on our business.

LEGAL AND REGULATORY RISKS
We are subject to a wide variety of complex U.S. and non-U.S. laws, rules and regulations, as well as compliance risks related to new and existing laws and regulations, compliance with which could increase our costs and could adversely affect our results of operations, cash flow or financial condition.
We maintain significant operations in the U.S. and outside of the U.S. We are subject to a wide variety of complex U.S. and non-U.S. federal, state and local laws, rules and regulations, and legal compliance risks, including laws, rules and regulations involving securities, tax, employment and pensions, competition, environmental, export and trade, intellectual property, data privacy and cybersecurity, and improper business practices, such as anti-bribery and corruption. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. We are also subject to compliance risks related to contract requirements, and risks that any third-party we engage to do work on our behalf might conduct business in a manner that is inconsistent with our Code of Conduct or with legal requirements. Compliance with continuously evolving U.S. and non-U.S. federal, state and local laws, rules, regulations and related interpretations applicable to our business, may increase our compliance costs or require significant capital investment, and our results of operations could be adversely impacted if these costs are greater than we have projected. If we are unable to comply with all of the laws, rules, regulations, and interpretations applicable to us, we could become the subject of inquiries, reviews, or investigations by regulators, an adverse outcome of which could lead to enforcement actions, the imposition of fines or costs, require us to suspend operations at certain facilities, the assertion of private litigation claims and damages, or damage to our reputation.
Although we believe we have adopted appropriate risk management and compliance programs to mitigate these risks, the global and diverse nature of our operations means compliance risks will continue to exist. We face liability and reputational risks even if we comply with all laws and regulations. Investigations, examinations and other proceedings, the nature and outcome of which cannot be predicted, likely will arise from time to time. These investigations, examinations and other proceedings could subject us to significant liability and require us to take significant accruals or pay significant settlements, fines and penalties, which could have a material adverse effect on our results of operations, cash flow or financial condition.
Increases in tax rates, or changes in tax laws or regulations, could increase our costs and could adversely affect our results of operations, cash flow or financial condition.
We are subject to tax laws and regulations in the U.S. and multiple jurisdictions outside of the U.S. We are affected by changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance. Economic and political conditions in the countries where we are subject to taxes, including in the U.S., have in the past and may in the future result in significant changes to tax laws or regulations. Our effective tax rates are affected by changes in our mix of earnings in countries with different tax rates, and changes in laws, regulations and interpretations regarding deferred tax assets and liabilities, among other things. If our effective tax rate were to increase, that could have an adverse effect on our results of operations, cash flow or financial condition. In addition, the increasingly complex global tax environment has in the past and may in the future result in higher compliance costs. In the ordinary course of our business, we are subject to examinations and investigations by various tax authorities and other regulators. In addition to existing examinations and investigations, there could be additional examinations and investigations in the future, and existing examinations and investigations could be expanded.
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
Our operations are subject to various domestic and foreign health, safety and environmental laws, regulations and requirements, including those related to climate change and chemicals registration and management. These laws, regulations and requirements not only govern our current operations and products, but also may impose potential liability on us for our past operations.
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
We are involved with environmental investigation and remediation activities at some of our currently- and formerly-owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We routinely assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail in the “Environmental-Related Liabilities” and “Environmental Matters” sections in Item 7 and in Note 11 to the Consolidated Financial Statements in Item 8.

The nature, cost, quantity and outcome of pending and future litigation could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.
In the course of our business, we are subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, raw materials used in our products, personal injury, environmental (including natural resource damages), intellectual property, commercial, contractual and antitrust claims that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the Accounting Standards Codification (ASC), we accrue for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred or the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
For example, our past operations included the manufacture and sale of lead pigments and lead-based paints. Along with other companies, we are and have been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs seek various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. We have also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. We are vigorously defending such litigation. We expect additional lead pigment and lead-based paint litigation may be filed against us in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. The Company will continue to vigorously defend against any additional lead pigment and lead-based paint litigation that may be filed, including utilizing all avenues of appeal, if necessary.
Litigation is inherently subject to many uncertainties, and we ultimately may not prevail. Adverse court rulings, determinations of liability, or third-party funding of litigation, among other factors, could affect litigation against us, including the lead pigment and lead-based paint litigation, and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which we and other manufacturers have been successful. Legislation and administrative regulations also may be enacted, promulgated, or proposed to impose obligations for the manufacture or sale of other raw materials that are or were used in paints and coatings.
Due to the uncertainties involved, management is unable to predict the outcome of the litigation against us, the number or nature of possible future claims and proceedings, or the effect of any legislation and/or administrative regulations. Further, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the California public nuisance litigation, we have not accrued any amounts for such litigation because we do not believe it is probable that a loss has occurred, and we believe it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail in Note 12 to the Consolidated Financial Statements in Item 8.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We maintain a cybersecurity program that is aligned with our business and focused on managing risks to our Company. As described below, we have established policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats, which are integrated into our overall risk management program and governance structure.
We use various controls, technologies, and other processes designed to identify, protect against, detect, respond to and mitigate cybersecurity risks, in alignment with frameworks established by the National Institute of Standards and Technology (NIST). These include, but are not limited to, internal reporting, monitoring and detection tools, threat intelligence, and general and role-based training. We also maintain third party management processes to identify and manage the cybersecurity risks associated with third party service providers. We periodically evaluate and improve the effectiveness of our cybersecurity program internally and by engaging with consultants and other third party advisors to conduct reviews and assessments of our program. These periodic assessments and reviews may include penetration and vulnerability testing, simulations, table-tops, and other exercises.
Overseeing the assessment and management of our exposure to various risks, including cybersecurity, is a key oversight responsibility for the Board of Directors. We have an enterprise risk management (ERM) program that includes the processes used to identify, assess, and manage our most significant enterprise risks and uncertainties that could materially impact the long-term health of the Company or prevent the achievement of strategic objectives. These risks are identified, measured, monitored and managed across key risk categories, which include the consideration of cybersecurity risks. Our chief financial officer (CFO) facilitates the Company’s ERM program, which includes a formal assessment of the Company’s risk environment at least once per year. The ERM program also facilitates the incorporation of risk assessment and evaluation into the strategic planning process and the provision of regular reports to senior management, including our CEO. The Audit Committee assists the Board with its oversight of both the ERM program and cybersecurity risk, providing regular reports to the Board. Our CFO reviews the ERM program with the Audit Committee at least once per year, including reviewing existing risks and significant emerging risks across the Company’s key risk categories. In reviewing specific threats and risks with the Board, senior management may incorporate reports from consultants and other third party advisors.
Our Chief Information Security Officer (CISO) leads our global cybersecurity program and is responsible for management of our cybersecurity risks. Our CISO reports to our CFO. Our CISO has served in that position since 2022 and has relevant experience in cybersecurity leadership positions, including prior experience as CISO of a public company. The Audit Committee regularly reviews our risk exposures relating to cybersecurity with our CISO and CFO, including the review of the state of the Company’s cybersecurity and emerging cybersecurity developments and threats, and the steps management has taken to monitor and mitigate such exposures. Our CISO manages a team of cybersecurity professionals with expertise and experience in information security.
Our CISO is informed of cybersecurity incidents by the cybersecurity team’s security operations center, which is generally responsible for monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. We have an established process governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident, including for our evaluation of materiality. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and Board of Directors.
Despite our efforts to prevent cybersecurity threats and incidents, our systems may be affected by damage or interruption resulting from, among other causes, cyber attacks, security breaches, power outages, system failures or malware (including ransomware and other programs that operate with malicious intent). Disruptions to these systems may impair our ability to conduct business and have a material adverse effect on our business, results of operations and financial condition. Despite the security measures we have in place, our facilities and systems, and those of third parties we rely on or do business with, may be vulnerable to cyber attacks, security breaches, malware (including ransomware and other programs that operate with malicious intent), power outages, system failures, acts of vandalism, human or technical errors or other similar events or disruptions. Any such event involving the misappropriation, loss or other unauthorized disclosure of information, whether impacting us or third parties we rely on or do business with, could result in losses, damage our reputation or relationships with customers and suppliers, expose us to the risks of litigation, regulatory action and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

To date, we have not experienced a cybersecurity threat or incident that has had a material adverse affect on our business, results of operations and financial condition. We, and third parties we do business with, have experienced cybersecurity attacks and incidents in the past, some of which have resulted in unauthorized access to our information and systems and other disruptions to our business operations, and we could in the future experience similar incidents. See Risk Factors in Item 1A for additional information on cybersecurity risks.

ITEM 2.    PROPERTIES
The Company’s global headquarters, which includes the global headquarters for the Paint Stores, Consumer Brands and Performance Coatings Groups and the Administrative segment, is located in Cleveland, Ohio. During 2023, the Company closed on a transaction to sell and subsequently lease back its current headquarters and research and development center. Construction of the Company’s new global headquarters and research and development center is expected to be completed in 2024. Refer to Item 7 for further information on the construction of our new global headquarters and research and development center.
Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained, suitable and adequate, with sufficient productive capacity, to meet our current needs.

	Manufacturing (1)			Distribution (1)
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Africa		1	1		1	1
Asia	3	6	9	3	3	6
Canada		3	3	1		1
Europe	2	17	19	3	15	18
Jamaica		1	1		1	1
Latin America		12	12	6	10	16
United States	6	42	48	11	12	23
Total	11	82	93	24	42	66

Performance Coatings Group
Asia	2		2	2		2
Europe	1	7	8	4	4	8
United States		1	1	3		3
Total	3	8	11	9	4	13
(1)     Certain geographic locations may contain both manufacturing and distribution facilities.
The operations of the Paint Stores Group included 4,694 company-operated specialty paint stores, of which 205 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados at December 31, 2023. These paint stores are divided into five separate operating divisions based on their geographical region and are responsible for the sale of predominantly Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. At the end of 2023:
•the Mid Western Division operated 1,189 paint stores primarily located in the midwestern and upper west coast states;
•the Eastern Division operated 911 paint stores along the upper east coast and New England states;
•the Canada Division operated 256 paint stores throughout Canada;
•the Southeastern Division operated 1,188 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curacao, Aruba, St. Lucia and Barbados; and
•the Southwestern Division operated 1,150 paint stores in the central plains and lower west coast states.
During 2023, the Paint Stores Group opened 70 net new stores, consisting of 76 new stores opened and 6 stores closed.
The Consumer Brands Group operated 318 specialty paint stores in Latin America at December 31, 2023. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. These paint stores are located in Mexico (162), Chile (58), Brazil (50), Ecuador (37) and Uruguay (11). During 2023, the Consumer Brands Group opened 11 net new stores, consisting of 17 new stores opened and 6 stores closed.

The Performance Coatings Group operated 224 branches in the United States and 98 branches internationally at December 31, 2023. International locations consisted of branches in Europe (47), Canada (22), Chile (11), Mexico (5), Peru (3), Ecuador (2), Brazil (2), Thailand (2), Indonesia (2), Vietnam (1) and China (1). During 2023, this segment added 5 net new branches, consisting of 8 opened or acquired branches and 3 branches closed.
All real property within the Administrative segment is owned with the exception of the current global headquarters, current research and development center and new global headquarters currently under construction. For additional information regarding real property within the Administrative segment, see information set forth in Item 1 and Item 7 of this report, which are incorporated herein by reference.
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

Name	Age	Position
John G. Morikis	60	Executive Chairman, Director
Heidi G. Petz	49	President and Chief Executive Officer, Director
Allen J. Mistysyn	55	Senior Vice President – Finance and Chief Financial Officer
Jane M. Cronin	56	Senior Vice President – Enterprise Finance
Mary L. Garceau	51	Senior Vice President – Chief Legal Officer and Secretary
James R. Jaye	57	Senior Vice President – Investor Relations and Corporate Communications
Gregory P. Sofish	58	Senior Vice President – Human Resources
Bryan J. Young	48	Senior Vice President – Corporate Strategy and Development
Justin T. Binns	48	President, Global Architectural
Karl J. Jorgenrud	47	President, Global Industrial
Todd D. Rea	49	President, Consumer Brands Group
Colin M. Davie	54	President & General Manager, Global Supply Chain Division, Consumer Brands Group

Mr. Morikis has served as Chairman since January 2017, serving as Executive Chairman since January 2024. Mr. Morikis served as Chief Executive Officer from January 2016 to January 2024, President from March 2021 to March 2022 and October 2006 to March 2019 and Chief Operating Officer from October 2006 to January 2016. Mr. Morikis has served as a Director since October 2015 and has been employed with the Company since December 1984.
Ms. Petz has served as President since March 2022 and Chief Executive Officer since January 2024. Ms. Petz served as Chief Operating Officer from March 2022 to January 2024, President, The Americas Group from March 2021 to March 2022, Senior Vice President, Marketing, The Americas Group from November 2020 to March 2021 and President, Consumer Brands Group from September 2020 to November 2020. Also within the Consumer Brands Group, Ms. Petz served as President & General Manager, Retail North America from March 2019 to September 2020 and Senior Vice President, Marketing from June 2017 to March 2019. Ms. Petz has served as a Director since October 2023 and joined the Company in June 2017 in connection with the Valspar acquisition.
Mr. Mistysyn has served as Senior Vice President – Finance and Chief Financial Officer since January 2017. Mr. Mistysyn has been employed with the Company since June 1990.
Ms. Cronin has served as Senior Vice President – Enterprise Finance since July 2022. Ms. Cronin served as Senior Vice President – Corporate Controller from October 2016 to July 2022. Ms. Cronin has been employed with the Company since September 1989.
Ms. Garceau has served as Senior Vice President – Chief Legal Officer and Secretary since February 2024. Ms. Garceau served as Senior Vice President, General Counsel and Secretary from August 2017 to February 2024. Ms. Garceau has been employed with the Company since February 2014.
Mr. Jaye has served as Senior Vice President – Investor Relations and Corporate Communications since June 2019. Mr. Jaye served as Vice President – Investor Relations from October 2017 to June 2019. Mr. Jaye has been employed with the Company since October 2017.
Mr. Sofish has served as Senior Vice President – Human Resources since January 2023. Mr. Sofish served as Vice President, Total Rewards from August 2019 to January 2023 and Vice President, Executive Compensation from March 2015 to August 2019. Mr. Sofish has been employed with the Company since September 1996.
Mr. Young has served as Senior Vice President – Corporate Strategy and Development since March 2021. Mr. Young served as Vice President – Corporate Strategy and Development from June 2017 to March 2021. Mr. Young joined the Company in June 2017 in connection with the Valspar acquisition.

Mr. Binns has served as President, Global Architectural since January 2024. Mr. Binns served as President, Paint Stores Group from January 2023 to January 2024, President, The Americas Group from March 2022 to January 2023, President, Performance Coatings Group from November 2020 to March 2022 and President & General Manager, Automotive Finishes Division, Performance Coatings Group from July 2018 to November 2020. Mr. Binns has been employed with the Company since August 1997.
Mr. Jorgenrud has served as President, Global Industrial since January 2024. Mr. Jorgenrud served as President, Performance Coatings Group from March 2022 to January 2024, President & General Manager, General Industrial Division, Performance Coatings Group from January 2020 to March 2022 and President & General Manager, Protective & Marine Division, Performance Coatings Group from June 2017 to January 2020. Mr. Jorgenrud joined the Company in June 2017 in connection with the Valspar acquisition.
Mr. Rea has served as President, Consumer Brands Group since November 2021. Mr. Rea served within the Consumer Brands Group as President of North America Sales from November 2020 to November 2021, Senior Vice President of Sales, Retail and National Accounts from November 2019 to November 2020 and Senior Vice President of Sales, Lowe’s Business Unit from March 2018 to November 2019. Mr. Rea has been employed with the Company since April 1993.
Mr. Davie has served as President & General Manager, Global Supply Chain Division, Consumer Brands Group since January 2024. Mr. Davie served as Senior Vice President and Chief Procurement Officer from March 2022 to January 2024, Senior Vice President – Purchasing from October 2021 to March 2022, President & General Manager, Industrial Wood Division, Performance Coatings Group from March 2019 to October 2021 and President & General Manager, Engineered Polymer Solutions, Performance Coatings Group from June 2017 to March 2019. Mr. Davie joined the Company in June 2017 in connection with the Valspar acquisition.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2024 was 5,064. The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated by reference into Part III of this report.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (1)	350,000	$240.35	350,000	41,075,000
Employee transactions (2)	593	$249.50		N/A

November 1 – November 30
Share repurchase program (1)	950,000	$268.86	950,000	40,125,000
Employee transactions (2)	1,829	$261.55		N/A

December 1 – December 31
Share repurchase program (1)	500,000	$292.87	500,000	39,625,000
Employee transactions (2)	1,461	$290.10		N/A
Total
Share repurchase program (1)	1,800,000	$269.99	1,800,000	39,625,000
Employee transactions (2)	3,883	$270.45		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at December 31, 2023 to purchase 39,625,000 shares. There is no expiration date specified for the program.
(2)All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Comparison of Cumulative Total Return
The following graph compares the cumulative total shareholder return on the Company’s common stock (NYSE: SHW) with the cumulative five-year total return of the companies listed on the Standard & Poor’s 500 Stock Index and the peer groups of companies selected on a line-of-business basis. The cumulative five-year total return assumes $100 was invested on December 31, 2018 in Sherwin-Williams common stock, the S&P 500 and the peer group. The cumulative five-year total return, including reinvestment of dividends, represents the cumulative value through December 31, 2023.

Comparison of Cumulative Five-Year Return
$500
$400
$300
$200
$100
2018
2019
2020
2021
2022
2023
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
The Company is structured into three reportable segments – Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) – and an Administrative segment in the same way it is internally organized for assessing performance and making decisions regarding the allocation of resources. Effective January 1, 2023, the Company changed its organizational structure to manage and report the Latin America architectural paint business within the Consumer Brands Group to more closely align demand and service model trends with its current business strategy. The Latin America business was formerly part of The Americas Group, which has become the Paint Stores Group concurrent with this change. The Company will report segment results for the newly realigned Paint Stores Group and Consumer Brands Group for both current and prior periods presented herein. See Note 23 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s Reportable Segments.
Summary
•Consolidated Net sales increased 4.1% in the year to a record $23.052 billion
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 6.8% in the year
•Diluted net income per share increased 19.8% to $9.25 per share in the year compared to $7.72 per share in the full year 2022
◦Adjusted diluted net income per share increased to $10.35 per share in the year compared to $8.73 per share in the full year 2022
•Generated Net operating cash of $3.522 billion, or 15.3% of net sales, in the year
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) increased 17.5% in the year to $4.239 billion or 18.4% of net sales
Outlook
During 2023, we executed on our strategy to provide differentiated solutions to enable our customers to increase their productivity and profitability. Net sales grew to a record level, gross margin expanded due to moderating raw material costs and carryover price increases, and Net operating cash increased due to record Net income and improved working capital management. This performance enabled us to continue to invest in our business through customer-focused innovation, complete the acquisition of SIC Holding GmbH, reduce short-term borrowings and long-term debt, and return capital to shareholders through dividends and share repurchases. We enter 2024 with confidence, energy and a commitment to seize profitable growth opportunities in our targeted end-markets, although uncertainties do remain in the marketplace.
Within Paint Stores Group and Consumer Brands Group, we anticipate continued inflationary pressure in 2024 to impact consumer behavior in both the United States and Europe, particularly in housing markets. While mortgage rates are expected to remain high compared to recent historical levels, we expect them to moderate and positively impact new and existing residential sales volume. We also remain focused on gaining market share and leveraging our strategic investments to counteract forecasted declines in remodeling spend in 2024. The outlook for the Performance Coatings Group is varied by end market and region with expected resilience in Automotive Refinish and tailwinds in Industrial Wood. Demand softness is forecasted in General Industrial due to negative manufacturing trends in North America, Europe and Brazil and in Packaging due to expected flat-to-down volumes in the food and beverage industry. As it relates to consolidated expenses, while we expect raw material costs to be down by a low-single digit percentage, certain other costs, such as wages, healthcare, energy and transportation are expected to increase. Selling, general and administrative expenses are expected to increase moderately in 2024 to support targeted investments, but remain tightly controlled in non-customer facing functions.
Our capital deployment strategy remains balanced and consistent. Long-term debt maturities due in 2024 are $1.100 billion and are expected to be refinanced at higher interest rates. We have plans to continue to invest in the construction of new facilities, including our new global headquarters in downtown Cleveland, Ohio and new research and development center in the Cleveland suburb of Brecksville, and in the expansion of certain existing manufacturing and distribution facilities. We plan to expand our footprint by opening 80 to 100 new stores in the United States and Canada in 2024, and pursue acquisitions that align with our long-term growth strategy. We will also return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock.
Please see Item 1A Risk Factors in Part I of this Annual Report on Form 10-K for further information regarding the current and potential impact of macroeconomic conditions on the Company, including those relating to supply chain disruptions, raw material availability, foreign currency and inflation.
RESULTS OF OPERATIONS
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the years ended December 31, 2023 and 2022. For comparisons of the years ended December 31, 2022 and 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023.
Net Sales

	Year Ended December 31,
	2023	2022	$ Change	% Change	Currency Impact	Acquisitions and Divestitures Impact
Paint Stores Group	$12,839.5	$11,963.3	$876.2	7.3%	(0.1)%	—%
Consumer Brands Group	3,365.6	3,388.4	(22.8)	(0.7)%	(0.4)%	(1.9)%
Performance Coatings Group	6,843.1	6,793.5	49.6	0.7%	0.3%	4.1%
Administrative	3.7	3.7	—	—%	—%	—%
Total	$23,051.9	$22,148.9	$903.0	4.1%	—%	1.0%
Consolidated Net sales for 2023 increased 4.1% primarily due to selling price increases, volume growth due to higher architectural sales volume in the Paint Stores Group and a 1.0% net increase from the impact of acquisitions and divestitures completed during the past twelve months, partially offset by sales volume decreases in the Consumer Brands and Performance Coatings Groups. Net sales of all consolidated foreign subsidiaries increased 3.1% to $4.428 billion for 2023 versus $4.294 billion for 2022 due primarily to growth in the Europe and Latin America regions, partially offset by lower net sales in the Asia region as a result of the divestiture of the China architectural business. Net sales of all operations other than consolidated foreign subsidiaries increased 4.3% to $18.624 billion for 2023 versus $17.855 billion for 2022.
Net sales in the Paint Stores Group increased 7.3% primarily due to mid-single digit sales volume growth and selling price increases, which impacted net sales by a low-single digit percentage. Net sales from stores in the Paint Stores Group open for more than twelve calendar months increased 6.8% in the year over the prior year comparable period. During 2023, the Paint Stores Group opened 76 new stores and closed 6 locations for a net increase of 70 stores. The total number of stores in operation at December 31, 2023 was 4,694 in the United States, Canada and the Caribbean region. The Paint Stores Group’s objective is to expand its store base by an approximate average of 2% each year, primarily through organic growth. Sales of products other than paint increased approximately 5.0% over last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased 0.7% in 2023 primarily due to a low-single digit sales volume decrease and a 1.9% decrease from the impact of divestitures, partially offset by selling prices increases, which impacted net sales by a mid-single digit percentage.
Net sales in the Performance Coatings Group increased 0.7% in 2023 primarily due to selling price increases, which impacted net sales by a mid-single digit percentage, and a 4.1% increase from the impact of acquisitions completed during the past twelve months, partially offset by a high-single digit sales volume decrease. In 2023, the Performance Coatings Group added 5 net new branches, increasing the total to 322 branches open in the United States, Canada, Mexico, South America, Europe and Asia.
Net sales in the Administrative segment, which primarily consists of external leasing revenue, remained flat in 2023.

Income Before Income Taxes
The following table presents the components of income before income taxes as a percentage of net sales:

	Year Ended December 31,
	2023		2022
		% of Net Sales		% of Net Sales
Net sales	$23,051.9	100.0%	$22,148.9	100.0%
Cost of goods sold	12,293.8	53.3%	12,823.8	57.9%
Gross profit	10,758.1	46.7%	9,325.1	42.1%
Selling, general, and administrative expenses (SG&A)	7,065.4	30.6%	6,331.6	28.6%
Other general expense (income) - net	67.1	0.3%	(24.9)	(0.1)%
Impairment	57.9	0.3%	15.5	0.1%
Interest expense	417.5	1.8%	390.8	1.8%
Interest income	(25.2)	(0.1)%	(8.0)	—%
Other expense (income) - net	65.5	0.3%	47.0	0.1%
Income before income taxes	$3,109.9	13.5%	$2,573.1	11.6%
Consolidated Cost of goods sold decreased $530.0 million, or 4.1%, in 2023 compared to the same period in 2022 primarily due to lower sales volumes in the Consumer Brands and Performance Coatings Groups and moderating raw material costs, partially offset by higher sales volume in the Paint Stores Group and the impacts of increases in wages and other employee-related expenses. In 2023, certain manufacturing and distribution costs (excluding raw materials) incurred within the Consumer Brands Group were in excess of the Company’s standard conversion cost estimates established at the beginning of the year. Consistent with prior years, these expenses were related to supply chain inefficiencies and remained within the manufacturing and distribution operations of the Consumer Brands Group.
Consolidated Gross profit increased $1.433 billion, or 15.4%, in 2023 compared to the same period in 2022. Consolidated Gross profit as a percent to consolidated Net sales increased to 46.7% in 2023 from 42.1% in 2022. Consolidated gross profit dollars increased primarily due to selling price increases in all Reportable Segments, higher sales volume in the Paint Stores Group and moderating raw material costs, partially offset by lower sales volumes in the Consumer Brands and Performance Coatings Groups.
The Paint Stores Group’s gross profit for 2023 increased $908.6 million compared to the same period in 2022 primarily due to sales volume growth, selling price increases and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of net sales increased for these same reasons. The Consumer Brands Group’s gross profit increased $139.3 million in 2023 compared to the same period in 2022 due primarily to selling price increases and moderating raw material costs, partially offset by a sales volume decrease and increases in wages and other employee-related expenses in manufacturing and distribution operations. The Consumer Brands Group’s gross profit as a percent of net sales increased for these same reasons. The Performance Coatings Group’s gross profit increased $402.2 million compared to the same period in 2022 due primarily to higher selling prices, moderating raw material costs and the impact of acquisitions, partially offset by lower sales volume and increases in wages and other employee-related expenses. The Performance Coatings Group’s gross profit as a percent of net sales increased for these same reasons.
Consolidated SG&A increased by $733.8 million compared to the same period in 2022 primarily due to increased employee-related expenses, including incentive-based compensation expense, expenses to support higher sales levels and net new store openings. As a percent of Net sales, SG&A increased 200 basis points compared to the same period in 2022 for these same reasons.
The Paint Stores Group’s SG&A increased $401.4 million for the year due primarily to higher employee-related expenses, increased spending from new store openings, higher costs to serve customers, increased investments in technologies and costs to support higher sales levels, including the hiring of additional sales representatives. The Consumer Brands Group’s SG&A increased $64.5 million for the year primarily due to higher employee-related expenses and increased spending to support higher sales levels in Latin America. The Performance Coatings Group’s SG&A increased by $139.9 million for the year primarily due to higher employee-related expenses, costs from acquisitions and investments in technology. The Administrative segment’s SG&A increased $128.0 million primarily due to higher employee-related expenses, including stock-based and other incentive compensation, as well as increased expenses related to technology and systems.

Other general expense (income) - net changed by $92.0 million from income of $(24.9) million in 2022 to an expense of $67.1 million in 2023. The change was primarily attributable to an increase in provisions for environmental matters - net due to new information which impacted the estimate of required remediation at certain Major Sites and other Company locations. In addition, the Company incurred a modest loss on the sale or disposition of assets versus a gain in the prior year. These decreases were offset by a gain on the sale of a non-core domestic aerosol business in 2023. See Note 20 to the Consolidated Financial Statements in Item 8 for additional information.
For information on impairment considerations, see Note 7 to the Consolidated Financial Statements in Item 8.
Interest expense increased $26.7 million in 2023 compared to 2022 primarily due to higher interest rates, partially offset by a decrease in outstanding debt. See Note 8 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s outstanding debt.
Other expense (income) - net increased $18.5 million in 2023 compared to 2022 primarily due to the significant devaluation of the Argentine Peso in December 2023 as part of economic reforms implemented by the government of Argentina. As a result of these actions in Argentina, the Company incurred a loss of $41.8 million. In addition, the Company incurred a loss on the extinguishment of its Debentures due 2027 and 2097 of $12.8 million. These increases were partially offset by gains on investments held in the Administrative segment and miscellaneous pension and benefit income. See Note 20 to the Consolidated Financial Statements in Item 8 for additional information related to Other expense (income) - net.
The following table presents income before income taxes by segment and as a percentage of net sales by segment:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Income Before Income Taxes:
Paint Stores Group	$2,860.8	$2,348.1	$512.7	21.8%
Consumer Brands Group	309.3	314.2	(4.9)	(1.6)%
Performance Coatings Group	991.6	734.9	256.7	34.9%
Administrative	(1,051.8)	(824.1)	(227.7)	(27.6)%
Total	$3,109.9	$2,573.1	$536.8	20.9%

Income Before Income Taxes as a % of Net Sales:
Paint Stores Group	22.3%	19.6%
Consumer Brands Group	9.2%	9.3%
Performance Coatings Group	14.5%	10.8%
Administrative	nm	nm
Total	13.5%	11.6%

nm - not meaningful
Income Tax Expense
The effective income tax rate for 2023 was 23.2% compared to 21.5% in 2022. The increase in the effective rate was primarily due to an unfavorable change in the jurisdictional mix of earnings. See Note 21 to the Consolidated Financial Statements in Item 8 for additional information.
Net Income Per Share
Diluted net income per share for 2023 increased to $9.25 per share from $7.72 per share in 2022. Diluted net income per share in 2023 included acquisition-related amortization expense of $0.78 per share, severance and other expense of $0.04 per share, expenses related to the divestiture of the China architectural business of $0.11 per share, impairment related to trademarks of $0.07 per share and expense related to the devaluation of the Argentine Peso of $0.16 per share. These expenses were partially offset by a gain on the divestiture of a non-core domestic aerosol business of $0.06 per share. Currency translation rate changes increased diluted net income per share in the year by $0.05 per share. Diluted net income per share in 2022 included acquisition-related amortization expense of $0.81 per share, severance and other expense of $0.15 per share and impairment related to the Restructuring Plan of $0.05 per share. Refer to Notes 3, 4, 7 and 20 to the Consolidated Financial Statements in Item 8 for additional information.
FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow continued to be strong in 2023. The Company generated $3.522 billion in Net operating cash, primarily due to higher net income and improved working capital management. This strong cash generation enabled the Company to invest $1.011 billion in capital expenditures and approximately $265 million in the acquisition of SIC Holding, reduce short-term borrowings and long-term debt by $718.8 million and return $2.056 billion to shareholders in the form of cash dividends and share repurchases during the year.
During 2023, the Company generated EBITDA of $4.150 billion and Adjusted EBITDA of $4.239 billion. See the Non-GAAP Financial Measures section for the definitions and calculations of EBITDA and Adjusted EBITDA. As of December 31, 2023, the Company had Cash and cash equivalents of $276.8 million and total debt outstanding of $9.851 billion. Total debt, net of Cash and cash equivalents, was $9.574 billion and was 2.3 times the Company’s Adjusted EBITDA in 2023.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $1.061 billion to a deficit of $1.114 billion at December 31, 2023 from a deficit of $53.0 million at December 31, 2022. The net working capital decrease was primarily due to an increase in the Current portion of long-term debt and a decrease in current assets, particularly Inventories, partially offset by a decrease in Short-term borrowings.
Comparing current asset balances at December 31, 2023 to December 31, 2022, Accounts receivable decreased $95.7 million, Inventories decreased $296.7 million due to lower inventory levels and moderating raw material costs and Other current assets decreased $80.4 million, primarily related to prepaid expenses and refundable income taxes. These decreases were partially offset by an increase in Cash and cash equivalents of $78.0 million.
Current liability balances increased $666.2 million at December 31, 2023 compared to December 31, 2022 primarily due an increase in the Current portion of long-term debt of $1.098 billion, an increase in Other Accruals of $191.2 million, primarily related to liabilities from contracts with customers, environmental-related liabilities and miscellaneous other current liabilities, and an increase in Compensation and taxes withheld of $78.2 million. These increases were partially offset by a decrease in Short-term borrowings of $603.9 million and Accounts payable of $121.5 million.
As a result of the net effect of these changes, the Company’s current ratio decreased to 0.83 at December 31, 2023 from 0.99 at December 31, 2022. Accounts receivable as a percent of Net sales decreased to 10.7% in 2023 from 11.6% in 2022. Accounts receivable days outstanding was 58 days in 2023 and 2022. In 2023, provisions for the allowance for current expected credit losses increased $3.0 million, or 5.3%. Inventories as a percent of Net sales decreased to 10.1% in 2023 from 11.9% in 2022. Inventory days outstanding was 94 days in 2023 compared to 98 days in 2022. The Company has sufficient total available borrowing capacity to fund its current operating needs.
Property, Plant and Equipment
Net property, plant and equipment increased $629.8 million to $2.837 billion at December 31, 2023 due primarily to capital expenditures of $1.011 billion, partially offset by depreciation expense of $292.3 million, sale or disposition of assets with remaining net book value of $88.0 million, and currency translation and other adjustments of $(0.5) million. During 2023, the Company closed on a transaction to sell and subsequently lease back its current headquarters and research and development center. In connection with the sale, proceeds of $47.2 million were received and an immaterial gain was recognized.
Capital expenditures during 2023 in the Paint Stores Group were primarily attributable to the opening of new paint stores and renovations and improvements in existing stores. In the Consumer Brands Group and the Performance Coatings Group, capital expenditures during 2023 were primarily related to ongoing environmental compliance measures, manufacturing capacity expansion, operational efficiencies and maintenance projects at sites currently in operation. The Administrative segment incurred capital expenditures primarily related to construction activities associated with the new headquarters and research and development center. Construction of the new headquarters and research and development center is expected to be completed in 2024 at the earliest.
In 2024, the Company expects to spend approximately the same as 2023 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures are targeted to be less than 2% of Net sales in 2024 and are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities and new store openings. Additionally, the Company will continue to construct its new headquarters and research and development center. Refer to the Real Estate Financing section herein for further information on the financing transaction for the new headquarters.
Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new headquarters. As part of the terms of the transaction, the Company is contractually obligated for completing the construction of the building and related improvements at the new headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. The Company expects to receive proceeds approximating $800 million to $850 million on an incremental basis until the completion of construction. The initial lease term includes the construction period and extends for 30 years thereafter, and the Company has the right and option to extend the lease term. The lease payment amounts during the construction period are dependent upon the timing and amount of total reimbursement of construction and other costs received by the Company. Lease payments over the next twelve months, which is the remaining estimated construction period, are expected to be approximately $40 million. The amount of the lease payments during the initial 30 year lease term will be calculated upon completion of the construction period and receipt of total reimbursement of construction and other costs. Once determinable, this is expected to result in a significant increase in the Company’s long-term contractual obligations.
In 2023 and 2022, the Company received $305.0 million and $210.0 million, respectively, pursuant to the transaction. The net proceeds from this transaction and other real estate financing transactions are recognized as proceeds from real estate financing transactions within the Financing Activities section of the Statements of Consolidated Cash Flows. The corresponding financing obligation for the new headquarters was $515.8 million and $207.0 million at December 31, 2023 and 2022, respectively, on the Consolidated Balance Sheets. The short-term portion of the liability recorded in Other accruals was $39.9 million and $20.0 million at December 31, 2023 and 2022, respectively. During 2023, $23.8 million of interest was capitalized with the long-term portion of the liability in Other long-term liabilities. The Company will continue to recognize the related assets within Property, plant and equipment, net on the Consolidated Balance Sheets under US GAAP. These assets will be subject to depreciation over their useful lives in accordance with the Company’s accounting policies. The Company will also allocate payments between interest and repayment of the financing liability over the life of the agreement.
Refer to Note 11 to the Consolidated Financial Statements within Item 8 for further information.
Goodwill and Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, increased $42.8 million in 2023, primarily due to foreign currency translation rate fluctuations and purchase accounting allocations of $8.3 million.
Intangible assets decreased $121.5 million in 2023 primarily due to amortization of finite-lived intangible assets of $325.0 million, dispositions of $83.4 million and trademark impairment charges of $30.9 million, partially offset by purchase accounting allocations of $306.7 million and foreign currency translation rate fluctuations.
See Note 3 to the Consolidated Financial Statements in Item 8 for additional information related to acquisitions and divestitures. See Note 7 to the Consolidated Financial Statements in Item 8 for a description of goodwill, identifiable intangible assets and asset impairments and summaries of the remaining carrying values of goodwill and intangible assets.
Other Assets
Other assets increased $183.5 million to $1.211 billion at December 31, 2023. The increase was primarily due to an increase in non-traded investments and other assets related to contracts with customers and deposits. See Note 1 to the Consolidated Financial Statements in Item 8 for additional information.
Debt (including Short-term borrowings)

	December 31,	December 31,
	2023	2022
Long-term debt	$9,476.7	$9,591.6
Short-term borrowings	374.2	978.1
Total debt outstanding	$9,850.9	$10,569.7
Total debt outstanding, including Short-term borrowings, decreased by $718.8 million to $9.851 billion in 2023. Short-term borrowings are primarily comprised of amounts outstanding under the Company’s domestic commercial paper program and various foreign credit facilities. The Company’s Long-term debt primarily consists of senior notes. The Company targets Net debt, which is total debt outstanding, net of Cash and cash equivalents, to be 2.0 to 2.5 times EBITDA. At December 31, 2023, Net debt was $9.574 billion and was 2.3 times the Company’s EBITDA in 2023. See the Non-GAAP Financial Measures section for the definition and calculation of EBITDA.
In December 2023, the Company exercised its call provision to make-whole the entire outstanding $119.4 million aggregate principal amount of its 7.375% Debentures due 2027 and the entire outstanding $3.5 million aggregate principal amount of its 7.45% Debentures due 2097. The retirement of the Debentures resulted in a loss of $12.8 million recorded in Other general expense (income) - net. See Note 20 to the Consolidated Financial Statements in Item 8 for additional information.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2023, the Company had unused capacity under its various credit agreements of $3.332 billion.
See Note 8 to the Consolidated Financial Statements in Item 8 for a detailed description and summary of the Company’s outstanding debt, short-term borrowings and other available financing programs.
Defined Benefit Pension and Other Postretirement Benefit Plans
In accordance with the accounting prescribed by the Retirement Benefits Topic of the ASC, the Company’s total liability for unfunded or underfunded defined benefit pension plans increased $10.5 million to $69.0 million primarily due to changes in actuarial assumptions. The Company’s liability for other postretirement benefits decreased $6.6 million to $147.2 million at December 31, 2023 due primarily to changes in the actuarial assumptions.
The assumed discount rate used to determine the projected benefit obligation for the domestic defined benefit pension plan decreased to 5.1% at December 31, 2023 from 5.3% at December 31, 2022. The assumed discount rate used to determine the projected benefit obligation for foreign defined benefit pension plans decreased to 4.8% at December 31, 2023 from 5.1% at December 31, 2022. The assumed discount rate used to determine the projected benefit obligation for other postretirement benefit obligations decreased to 5.0% at December 31, 2023 from 5.2% at December 31, 2022. The decrease in the discount rates was primarily due to lower interest rates.
In deciding on the rates of compensation increases, management considered historical Company increases as well as expectations for future increases. The rate of compensation increases used to determine the projected benefit obligation at December 31, 2023 was 3.0% for the domestic pension plan and 3.3% for foreign pension plans, which was comparable to the rates used in the prior year.
In establishing the expected long-term rate of return on plan assets, management considered the historical rates of return, the nature of investments and an expectation for future investment strategies. The expected long-term rate of return on assets for the domestic defined benefit pension plan was 6.3% at December 31, 2023 and 2022. The expected long-term rate of return on assets for the foreign defined benefit pension plans decreased to 4.8% at December 31, 2023 from 5.5% at December 31, 2022.
In developing the assumed health care cost trend rates, management considered industry data, historical Company experience and expectations for future health care costs. The assumed health care cost trend rates used to determine the projected benefit obligation for other postretirement benefit obligations at December 31, 2023 were 6.0% and 9.0% for medical and prescription drug cost increases, respectively, both decreasing gradually to 4.5% in 2032. The assumed health care cost trend rates for medical and prescription costs used to determine the projected benefit obligation for other postretirement benefit obligations at December 31, 2022 were 5.5% and 8.3%, respectively.
The respective year-end assumptions described above for the Company’s defined benefit plans are also used to determine expense for the next year. Net pension cost in 2024 for the domestic pension plan and foreign pension plans is expected to be approximately $1.8 million and $4.4 million, respectively. Net periodic benefit credit for other postretirement benefits in 2024 is expected to be approximately $17.0 million. The credit for 2024 is primarily due to amortization of the impact of a plan amendment executed in 2022. See Note 9 to the Consolidated Financial Statements in Item 8 for additional information on the Company’s obligations and funded status of its defined benefit pension plans and other postretirement benefits.
Deferred Income Taxes
Deferred income taxes at December 31, 2023 increased $1.5 million from the prior year primarily due to an increase in deferred tax liabilities from acquired intangible assets, partially offset by the amortization of intangible assets in the current year. See Notes 3 and 21 to the Consolidated Financial Statements in Item 8 for additional information on deferred taxes.
Other Long-Term Liabilities
Other long-term liabilities increased $301.6 million during 2023 due primarily to liabilities associated with real estate financing transactions and an increase in long-term commitments related to investments in U.S. affordable housing and historic renovation real estate partnerships, partially offset by the impact of expected settlements related to tax positions over the next twelve months as disclosed in Note 21 to the Consolidated Financial Statements in Item 8.
Environmental Matters
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
During 2023, environmental-related liabilities increased $28.5 million to $318.9 million at December 31, 2023 primarily due to new information which impacted the estimate of required remediation at certain Major Sites and other Company locations. Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during 2023. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2024. See Note 11 to the Consolidated Financial Statements in Item 8 for further information on environmental-related liabilities.
Contractual and Other Obligations and Commercial Commitments
The Company has certain obligations and commitments to make future payments under contractual and other obligations and commercial commitments. The Company believes that cash generated from operating activities and borrowings available under long-term and short-term debt, including its committed credit agreements and commercial paper program, will be sufficient for it to meet its contractual and other obligations and commercial commitments. The following tables summarize such obligations and commitments as of December 31, 2023.

	Payments Due by Period
Contractual and Other Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt	$9,550.8	$1,100.2	$1,400.6	$1,500.0	$5,550.0
Interest on Long-term debt	4,212.3	332.2	550.1	416.8	2,913.2
Operating leases	2,189.5	513.5	816.6	475.5	383.9
Short-term borrowings	374.2	374.2
Real estate financing transactions (1)	163.4	15.5	31.0	32.7	84.2
Purchase obligations (2)	427.1	427.1
Other contractual obligations (3)	747.5	162.7	163.8	143.4	277.6
Total contractual cash obligations	$17,664.8	$2,925.4	$2,962.1	$2,568.4	$9,208.9
(1)Excludes real estate financing transactions related to the new headquarters. Refer to “Real Estate Financing” section herein for further information.
(2)Relates to open purchase orders for raw materials at December 31, 2023.
(3)Relates primarily to estimated future capital contributions for investments in the U.S. affordable housing and historic renovation real estate partnerships and various other contractual obligations.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Standby letters of credit	$146.2	$146.2
Surety bonds	230.4	230.4
Total commercial commitments	$376.6	$376.6	$—	$—	$—

Warranties
The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2023 and 2022, including customer satisfaction settlements during the year, were as follows:

	2023	2022
Balance at January 1	$36.2	$35.2
Charges to expense	37.0	30.1
Settlements	(32.8)	(29.1)
Balance at December 31	$40.4	$36.2
Shareholders’ Equity
Shareholders’ equity increased $613.7 million to $3.716 billion at December 31, 2023 from $3.102 billion last year. The increase was primarily attributable to the generation of $2.389 billion of Net income and benefits from stock option exercises and the recognition of stock-based compensation expense of $203.9 million. This was partially offset by the repurchase of $1.432 billion in Treasury stock and the payment of $623.7 million in cash dividends. See the Statements of Consolidated Shareholders’ Equity and Statements of Consolidated Comprehensive Income in Item 8 for additional information.
The Company purchased 5.6 million shares of its common stock for treasury purposes through open market purchases during 2023. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at December 31, 2023 to purchase 39.6 million shares of its common stock.
The Company’s 2023 annual cash dividend of $2.42 per share represented 31% of 2022 diluted net income per share. The 2023 annual dividend represented the 45th consecutive year of increased dividend payments. On February 14, 2024, the Board of Directors increased the quarterly cash dividend to $0.715 per share. This quarterly dividend, if approved in each of the remaining quarters of 2024, would result in an annual dividend for 2024 of $2.86 per share, or a 31% payout of 2023 diluted net income per share.
Cash Flow
Net operating cash increased $1.602 billion in 2023 to a cash source of $3.522 billion from a cash source of $1.920 billion in 2022 due primarily to improved working capital management and higher net income. Net operating cash increased as a percent to Net sales to 15.3% in 2023 compared to 8.7% in 2022.
Net investing cash usage decreased $568.3 million to a usage of $1.039 billion in 2023 from a usage of $1.608 billion in 2022 due primarily to lower cash used for acquisitions, proceeds from the divestiture of businesses and an increase in proceeds from the sale of assets, partially offset by increased cash used for capital expenditures. See Note 3 to the Consolidated Financial Statements in Item 8 for additional information on acquisitions and divestitures.
Net financing cash usage increased $2.142 billion to a usage of $2.425 billion in 2023 from a usage of $282.4 million in 2022. This increase was due primarily to proceeds from long-term debt in 2022 which did not occur in 2023, a net decrease in short-term borrowings and an increase in treasury stock purchases, partially offset by lower payments of long-term debt and higher proceeds from real estate financing transactions.
Litigation
See Note 12 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2023 and 2022, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency and cross currency swap contracts to hedge its net investment in European operations. See Notes 1, 17 and 20 to the Consolidated Financial Statements in Item 8 for additional information related to the Company’s use of derivative instruments.

The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Notes 1 and 20 to the Consolidated Financial Statements in Item 8 for additional information related to foreign currency translation.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00; however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBITDA to Net income. At December 31, 2023, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in Item 8 for additional information.
Defined Contribution Savings Plan
Participants in the Company’s defined contribution savings plan are allowed to contribute up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. The Company’s matching contributions to the defined contribution savings plan charged to operations were $153.9 million in 2023 compared to $140.0 million in 2022. At December 31, 2023, there were 18,680,108 shares of the Company’s common stock being held by the defined contribution savings plan, representing 7.3% of the total number of voting shares outstanding. See Note 14 to the Consolidated Financial Statements in Item 8 for additional information concerning the Company’s defined contribution savings plan.

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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as Net income before Income taxes, Interest expense, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure defined as EBITDA that excludes certain adjustments that management believes enhances investors’ understanding of the Company’s operating performance. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to Net income or Net operating cash as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of Net income and Net operating cash in accordance with US GAAP disclosed in the Statements of Consolidated Income and Statements of Condensed Consolidated Cash Flows in Item 8.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the years indicated below:

	Year Ended December 31,
	2023	2022
Net income	$2,388.8	$2,020.1
Interest expense	417.5	390.8
Income taxes	721.1	553.0
Depreciation	292.3	264.0
Amortization	330.2	317.1
EBITDA	4,149.9	3,545.0
Restructuring expense	9.6	47.3
Impairment related to Restructuring Plan	34.0	15.5
Gain on divestiture of domestic aerosol business	(20.1)	—
Impairment related to trademarks	23.9	—
Devaluation of the Argentine Peso	41.8	—
Adjusted EBITDA	$4,239.1	$3,607.8
Free Cash Flow
Free cash flow is a non-GAAP financial measure defined as Net operating cash, as shown in the Statements of Consolidated Cash Flows, less the amount reinvested in the business for capital expenditures and the return on investment to its shareholders by the payments of cash dividends. Management considers free cash flow to be a useful tool in its determination of appropriate uses of the Company’s Net operating cash. The reader is cautioned that the free cash flow measure should not be compared to other entities unknowingly as it may not be comparable and it does not consider certain non-discretionary cash flows, such as mandatory debt and interest payments. The amount shown below should not be considered an alternative to Net operating cash or other cash flow amounts provided in accordance with US GAAP as disclosed in the Statements of Consolidated Cash Flows in Item 8.
The following table summarizes free cash flow as calculated by management for the years indicated below:

	Year Ended December 31,
	2023	2022
Net operating cash	$3,521.9	$1,919.9
Capital expenditures	(888.4)	(644.5)
Cash dividends	(623.7)	(618.5)
Free cash flow	$2,009.8	$656.9

Adjusted Diluted Net Income Per Share
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of diluted net income per share excluding Valspar acquisition-related amortization expense and certain other adjustments. This adjusted earnings per share measurement is not in accordance with US GAAP. It should not be considered a substitute for earnings per share in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile diluted net income per share computed in accordance with US GAAP to adjusted diluted net income per share.

	Year Ended
	December 31, 2023
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$9.25

Items related to Restructuring Plan:
Severance and other	$.06	$.02	.04
Impairment of assets related to China divestiture	.13	.08	.05
Gain on divestiture of domestic aerosol business	(.08)	(.02)	(.06)
Discrete income tax expense related to China divestiture (1)	—	(.06)	.06
Total	.11	.02	.09
Impairment related to trademarks	.09	.02	.07
Devaluation of the Argentine Peso	.16	—	.16
Acquisition-related amortization expense (2)	1.03	.25	.78
Adjusted diluted net income per share			$10.35

	Year Ended
	December 31, 2022
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$7.72

Items related to Restructuring Plan:
Severance and other	$.18	$.03	.15
Impairment	.06	.01	.05
Total	.24	.04	.20
Acquisition-related amortization expense (2)	1.06	.25	.81
Adjusted diluted net income per share			$8.73
(1)    The tax effect is calculated based on the statutory rate and the nature of the item, unless otherwise noted.
(2)    Acquisition-related amortization expense consists of the amortization of intangible assets related to the Valspar acquisition and is included within Selling, general and administrative expenses.

Adjusted Segment Profit
Management of the Company believes that investors’ understanding of the Company’s operating performance is enhanced by the disclosure of segment profit excluding Valspar acquisition-related amortization expense and certain other adjustments. This adjusted segment profit measurement is not in accordance with US GAAP. It should not be considered a substitute for segment profit in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies. The following tables reconcile segment profit computed in accordance with US GAAP to adjusted segment profit.

	Year Ended December 31, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net sales	$12,839.5	$3,365.6	$6,843.1	$3.7	$23,051.9

Income before income taxes	$2,860.8	$309.3	$991.6	$(1,051.8)	$3,109.9
as a % of Net sales	22.3%	9.2%	14.5%		13.5%

Items related to Restructuring Plan:
Severance and other		14.2	(0.2)	1.3	15.3
Impairment of assets related to China divestiture		6.9		27.1	34.0
Gain on divestiture of domestic aerosol business				(20.1)	(20.1)
Total	—	21.1	(0.2)	8.3	29.2

Impairment related to trademarks		23.9			23.9
Devaluation of the Argentine Peso		30.8	11.0		41.8
Acquisition-related amortization expense (1)		69.3	196.8		266.1
Adjusted segment profit	$2,860.8	$454.4	$1,199.2	$(1,043.5)	$3,470.9
as a % of Net sales	22.3%	13.5%	17.5%		15.1%

	Year Ended December 31, 2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net sales	$11,963.3	$3,388.4	$6,793.5	$3.7	$22,148.9

Income before income taxes	$2,348.1	$314.2	$734.9	$(824.1)	$2,573.1
as a % of Net sales	19.6%	9.3%	10.8%		11.6%

Items related to Restructuring Plan:
Severance and other		25.6	22.2		47.8
Impairment		15.5			15.5
Total	—	41.1	22.2	—	63.3

Acquisition-related amortization expense (1)		76.2	200.1		276.3
Adjusted segment profit	$2,348.1	$431.5	$957.2	$(824.1)	$2,912.7
as a % of Net sales	19.6%	12.7%	14.1%		13.2%
(1)    Acquisition-related amortization expense consists of the amortization of intangible assets related to the Valspar acquisition and is included in Selling, general and administrative expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. These determinations were made based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the critical accounting policies and estimates described below. However, application of these critical accounting policies and estimates involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
All of the significant accounting policies that were followed in the preparation of the consolidated financial statements are disclosed in Note 1 to the Consolidated Financial Statements in Item 8. Management believes that the following critical accounting policies and estimates have a significant impact on our consolidated financial statements.
Inventories
Inventories are stated at the lower of cost or net realizable value with cost determined principally on the last-in, first-out (LIFO) method based on inventory quantities and costs determined during the fourth quarter. Inventory quantities are adjusted throughout the year as formal cycle counts are completed, or during the fourth quarter as a result of annual physical inventory counts. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management records the best estimate of net realizable value for obsolete and discontinued inventories based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is provided for in the reserve for obsolescence. See Note 5 to the Consolidated Financial Statements in Item 8 for more information regarding the impact of the LIFO inventory valuation and the reserve for obsolescence.
Goodwill and Intangible Assets
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management performs impairment tests of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has occurred on a more likely than not basis. An optional qualitative assessment allows companies to forego the annual quantitative test if it is not more likely than not that impairment has occurred based on monitoring key Company financial performance metrics and macroeconomic conditions. The qualitative assessment is performed when deemed appropriate.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests goodwill for impairment at the reporting unit level. Per the Segment Reporting Topic of the ASC, a reporting unit is an operating segment or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. At the time of goodwill impairment testing (if performing a quantitative assessment), management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the current carrying value, the difference represents the amount of impairment attributable to the reporting unit. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing include a discount rate, growth rates, cash flow projections and a terminal value rate. Discount rates are set by using the Weighted Average Cost of Capital (WACC) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and a low long-term growth rate. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting units’ fair value is reconciled to the total market capitalization of the Company within a reasonable and supportable control premium.
The Company had seven components, some of which are aggregated due to similar economic characteristics, to form three reporting units (also the operating segments) with goodwill as of October 1, 2023, the date of the annual impairment test. The

Company performed the optional qualitative impairment test as of October 1, 2023, and determined that there was no indication of impairment on a more likely than not basis in the Company’s three reporting units.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuations at acquisition. Management utilizes the royalty savings method to determine the estimated fair value for each indefinite-lived intangible asset or trademark. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include a discount rate, a royalty rate, growth rates, sales projections, a terminal value rate and, to a lesser extent, a tax rate. The discount rate used is similar to the rate developed by the WACC methodology considering any differences in Company-specific risk factors between reporting units and trademarks. The royalty rate is established by management and valuation experts and periodically substantiated by valuation experts. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections for each significant trademark. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and a low long-term growth rate. The royalty savings valuation methodology and calculations used in 2023 impairment testing are consistent with prior years. The annual impairment review performed as of October 1, 2023 resulted in trademark impairment of $23.9 million in the Consumer Brands Group primarily related to a trademark in Europe. No other impairments or risks for impairment were identified as a result of this review.
The discounted cash flow and royalty savings valuation methodologies require management to make certain assumptions based upon information available at the time the valuations are performed from the perspective of a market participant. Actual results could differ from these assumptions. See Note 7 to the Consolidated Financial Statements in Item 8 for a discussion of goodwill and intangible assets and the impairment tests performed in accordance with the Goodwill and Other Intangibles Topic of the ASC.
Valuation of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, if events or changes in circumstances indicate that the carrying value of long-lived assets, including Operating lease right-of-use assets, may not be recoverable or the useful life has changed, impairment tests are performed or the useful life is adjusted. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. If the usefulness of an asset is determined to be impaired, an updated useful life is assessed based on the period of time for projected use of the asset. Fair value approaches and changes in useful life are based on certain assumptions and information available at the time the valuation or determination is performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value or useful life considering the current economic conditions. As of October 1, 2023, the Company performed an analysis and determined that there were no events or changes in circumstances to suggest the carrying value of each long-lived asset group is not recoverable and therefore, no further impairment tests were performed. See Note 6 to the Consolidated Financial Statements in Item 8 for a discussion of the reductions in carrying value or useful life of long-lived assets in accordance with the Property, Plant and Equipment Topic of the ASC.
Defined Benefit Pension and Other Postretirement Benefit Plans
To determine the Company’s ultimate obligation under its defined benefit pension plans and other postretirement benefit plans, management estimates the future cost of benefits and attributes that cost to the time period during which each covered employee works. To determine the obligations of the benefit plans, management uses actuaries to calculate such amounts using key assumptions which include discount rates, inflation rates, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Management reviews all of these assumptions on an ongoing basis to ensure that the most current information available is considered. An increase or decrease in the assumptions or economic events outside management’s control could have a direct impact on the Company’s results of operations or financial condition.
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved. See Note 11 to the Consolidated Financial Statements in Item 8 for information concerning the accrual for extended environmental-related activities and a discussion concerning unaccrued future loss contingencies.
Litigation and Other Contingent Liabilities
In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims. Management accrues for all known liabilities that existed and those where a loss was deemed probable for which a fair value was available or an amount could be reasonably estimated in accordance with US GAAP. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the liability may result in a material impact on Net income for the annual or interim period during which such liability is accrued. Additionally, due to the uncertainties involved, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. See Note 12 to the Consolidated Financial Statements in Item 8 for information concerning litigation.
Income Taxes
The Company estimates income taxes for each jurisdiction in which it conducts operations. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets and possible exposures related to future tax audits. To the extent these estimates change, adjustments to deferred and accrued income taxes will be made in the period in which the changes occur.
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. Income tax expense is adjusted in our Statements of Consolidated Income in the period in which these events occur. See Note 21 to the Consolidated Financial Statements in Item 8 for information concerning income taxes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. In 2023, 2022 and 2021, the Company utilized U.S. Dollar to Euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. See Note 17 to the Consolidated Financial Statements in Item 8. The Company entered into forward foreign currency exchange contracts during 2023, 2022 and 2021 to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2023. Forward foreign currency exchange contracts are described in Note 20 to the Consolidated Financial Statements in Item 8. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

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
In order to ensure that the Company’s internal control over financial reporting was effective as of December 31, 2023, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group, including our principal executive officer and principal financial officer. This assessment was based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by SEC rules, we have excluded the operations and related assets of the 2023 acquisition of SIC Holding GmbH from the scope of our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The Total assets and Net sales of the 2023 acquisition of SIC Holding GmbH represented approximately 1.3% and 0.1% of the Company's respective consolidated Total assets and Net sales as of and for the year ended December 31, 2023.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control – Integrated Framework, we have concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on the effectiveness of our internal control over financial reporting is included on page 43 of this report.
H. G. Petz
President and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Enterprise Finance

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company

Opinion on Internal Control Over Financial Reporting
We have audited The Sherwin-Williams Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Sherwin-Williams Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Report of Management On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SIC Holding GmbH, which is included in the 2023 consolidated financial statements of the Company and constituted 1.3% of Total assets as of December 31, 2023 and 0.1% of Net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2023 acquisition excluded from the scope of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Sherwin-Williams Company as of December 31, 2023, 2022 and 2021, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 20, 2024

Report of Management
On the Consolidated Financial Statements

Shareholders of The Sherwin-Williams Company
We are responsible for the preparation and fair presentation of the consolidated financial statements, accompanying notes and related financial information included in this report of The Sherwin-Williams Company and its consolidated subsidiaries (collectively, the Company) as of December 31, 2023, 2022 and 2021 and for the years then ended in accordance with U.S. generally accepted accounting principles. The consolidated financial information included in this report contains certain amounts that were based upon our best estimates, judgments and assumptions that we believe were reasonable under the circumstances.
We have conducted an assessment of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in the Report of Management on Internal Control Over Financial Reporting on page 42 of this report, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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

H. G. Petz
President and Chief Executive Officer

A. J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer

J. M. Cronin
Senior Vice President - Enterprise Finance

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company (the Company) as of December 31, 2023, 2022 and 2021, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

Gibbsboro environmental-related accrual

Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company had short-term and long-term accruals for environmental-related activities of $88.1 million and $230.8 million, respectively, at December 31, 2023. The Company’s largest and most complex site is the Gibbsboro, New Jersey site (Gibbsboro) and the substantial majority of the environmental-related accrual relates to this site. Gibbsboro consists of six operable units which contain a combination of soil, sediment, surface water and groundwater contamination, and are in various phases of investigation and remediation with the Environmental Protection Agency (EPA). The Company’s estimated environmental-related accrual for Gibbsboro is based on industry standards and professional judgement, and the most significant assumptions underlying the estimated cost of remediation efforts reserved for Gibbsboro are the types and extent of future remediation.

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

To test the Gibbsboro environmental-related accrual, our audit procedures included, among others, a review of correspondence with the EPA supporting the Company’s assessment of the type, extent and cost of remediation at the Gibbsboro site for which the Company is responsible. We assessed the appropriateness of the Company’s policies and procedures and tested management’s environmental reserve estimate. We involved our environmental specialists to confirm our understanding of the remediation plans for the most significant operable units within the Gibbsboro site and to evaluate the impact of current year investigation and remediation activities on the Company's methodology and assumptions used to estimate the cost and extent of remediation in accordance with industry practice, applicable laws and regulations. We reconciled types and extent of remediation identified in communications between the Company and the EPA, including agreed upon remediation plans with the EPA, to the Company’s remediation cost estimates recorded for Gibbsboro. We also conducted a search for publicly available information that might indicate facts contrary to the types and extent of remediation currently identified in the Company’s remediation cost estimates recorded for Gibbsboro.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 1908.
Cleveland, Ohio
February 20, 2024

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

(in millions, except per share data)	Year Ended December 31,
	2023	2022	2021
Net sales	$23,051.9	$22,148.9	$19,944.6
Cost of goods sold	12,293.8	12,823.8	11,401.9
Gross profit	10,758.1	9,325.1	8,542.7
Percent to Net sales	46.7%	42.1%	42.8%
Selling, general and administrative expenses	7,065.4	6,331.6	5,882.0
Percent to Net sales	30.6%	28.6%	29.5%
Other general expense (income) - net	67.1	(24.9)	101.8
Impairment	57.9	15.5	—
Interest expense	417.5	390.8	334.7
Interest income	(25.2)	(8.0)	(4.9)
Other expense (income) - net	65.5	47.0	(19.5)
Income before income taxes	3,109.9	2,573.1	2,248.6
Income tax expense	721.1	553.0	384.2
Net income	$2,388.8	$2,020.1	$1,864.4

Net income per share:
Basic	$9.35	$7.83	$7.10
Diluted	$9.25	$7.72	$6.98

Weighted average shares outstanding:
Basic	255.4	258.0	262.5
Diluted	258.3	261.8	267.1
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(in millions)	Year Ended December 31,
	2023	2022	2021
Net income	$2,388.8	$2,020.1	$1,864.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	93.9	(108.7)	(30.6)
Pension and other postretirement benefit adjustments:
Amounts recognized in AOCI (2)	3.9	106.8	48.7
Amounts reclassified from AOCI (3)	(17.9)	3.7	6.3
Total	(14.0)	110.5	55.0
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (4)	(3.6)	(4.0)	(4.5)
Other comprehensive income (loss), net of tax	76.3	(2.2)	19.9
Comprehensive income	$2,465.1	$2,017.9	$1,884.3
(1)    The years ended December 31, 2023, 2022 and 2021 include unrealized (losses) gains, net of taxes, of $(24.9) million, $34.1 million and $37.1 million, respectively, related to net investment hedges. See Note 17.
(2)    Net of taxes of $(2.8) million, $(33.8) million and $(12.6) million in 2023, 2022 and 2021, respectively.
(3)    Net of taxes of $5.9 million, $(1.2) million and $(2.1) million in 2023, 2022 and 2021, respectively.
(4)    Net of taxes of $1.2 million, $1.1 million and $1.0 million in 2023, 2022 and 2021, respectively.
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31,
	2023	2022	2021
Assets
Current assets:
Cash and cash equivalents	$276.8	$198.8	$165.7
Accounts receivable, less allowance	2,467.9	2,563.6	2,352.4
Inventories	2,329.8	2,626.5	1,927.2
Other current assets	438.4	518.8	608.4
Total current assets	5,512.9	5,907.7	5,053.7
Property, plant and equipment, net	2,836.8	2,207.0	1,867.3
Goodwill	7,626.0	7,583.2	7,134.6
Intangible assets, net	3,880.5	4,002.0	4,001.5
Operating lease right-of-use assets	1,887.4	1,866.8	1,820.6
Other assets	1,210.8	1,027.3	789.0
Total Assets	$22,954.4	$22,594.0	$20,666.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$374.2	$978.1	$763.5
Accounts payable	2,315.0	2,436.5	2,403.0
Compensation and taxes withheld	862.7	784.5	716.6
Accrued taxes	197.4	197.4	160.3
Current portion of long-term debt	1,098.8	0.6	260.6
Current portion of operating lease liabilities	449.3	425.3	409.7
Other accruals	1,329.5	1,138.3	1,005.8
Total current liabilities	6,626.9	5,960.7	5,719.5
Long-term debt	8,377.9	9,591.0	8,590.9
Postretirement benefits other than pensions	133.2	139.3	259.4
Deferred income taxes	683.1	681.6	768.2
Long-term operating lease liabilities	1,509.5	1,512.9	1,470.7
Other long-term liabilities	1,908.0	1,606.4	1,420.8
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
254.5, 258.9, and 261.1 million shares outstanding
at December 31, 2023, 2022 and 2021, respectively	91.8	91.2	90.8
Other capital	4,193.6	3,963.9	3,793.0
Retained earnings	5,288.3	3,523.2	2,121.7
Treasury stock, at cost	(5,233.6)	(3,775.6)	(2,869.9)
Accumulated other comprehensive loss	(624.3)	(700.6)	(698.4)
Total shareholders’ equity	3,715.8	3,102.1	2,437.2
Total Liabilities and Shareholders’ Equity	$22,954.4	$22,594.0	$20,666.7
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

(in millions)	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$2,388.8	$2,020.1	$1,864.4
Adjustments to reconcile net income to net operating cash:
Depreciation	292.3	264.0	263.1
Non-cash lease expense	452.7	416.9	400.7
Amortization of intangible assets	330.2	317.1	309.5
(Gain) loss on divestiture of business	(20.1)	—	111.9
Loss (gain) on extinguishment of debt	12.8	—	(1.4)
Impairment	57.9	15.5	—
Provisions for environmental-related matters	80.7	(7.1)	(4.0)
Provisions for restructuring	15.3	47.3	—
Deferred income taxes	(88.9)	(144.8)	(80.3)
Other postretirement benefit plan net cost	(15.8)	(1.6)	(3.9)
Stock-based compensation expense	115.9	99.7	97.7
Amortization of non-traded investments	65.4	38.5	53.6
Loss (gain) on sale or disposition of assets	0.9	(10.7)	(6.1)
Other	7.0	43.9	10.7
Change in working capital accounts:
Decrease (increase) in accounts receivable	85.6	(200.2)	(287.8)
Decrease (increase) in inventories	323.4	(666.7)	(228.1)
(Decrease) increase in accounts payable	(241.1)	46.6	346.1
Decrease in accrued taxes	(8.9)	(38.1)	(32.7)
Increase (decrease) in accrued compensation and taxes withheld	75.7	65.8	(10.9)
Decrease (increase) in refundable income taxes	25.8	47.6	(38.5)
Other	306.7	32.5	(46.8)
Change in operating lease liabilities	(453.4)	(405.3)	(401.4)
Costs incurred for environmental-related matters	(35.3)	(23.8)	(41.3)
Other	(251.7)	(37.3)	(29.9)
Net operating cash	3,521.9	1,919.9	2,244.6

Investing Activities
Capital expenditures	(888.4)	(644.5)	(372.0)
Acquisitions of businesses, net of cash acquired	(264.7)	(1,003.1)	(210.9)
Proceeds from divestiture of business	103.7	—	122.5
Proceeds from sale of assets	70.1	33.2	14.8
Other	(60.0)	6.8	(30.8)
Net investing cash	(1,039.3)	(1,607.6)	(476.4)

Financing Activities
Net (decrease) increase in short-term borrowings	(603.9)	214.4	763.9
Proceeds from long-term debt	—	999.7	994.8
Payments of long-term debt	(136.4)	(260.3)	(422.9)
Payments for credit facility and debt issuance costs	—	(7.3)	(11.5)
Payments of cash dividends	(623.7)	(618.5)	(587.1)
Proceeds from stock options exercised	111.6	67.3	192.8
Treasury stock purchased	(1,432.0)	(883.2)	(2,752.3)
Proceeds from treasury stock issued	—	22.0	11.7
Proceeds from real estate financing transactions	306.5	207.3	—
Other	(46.7)	(23.8)	(23.4)
Net financing cash	(2,424.6)	(282.4)	(1,834.0)

Effect of exchange rate changes on cash	20.0	3.2	4.9
Net increase (decrease) in cash and cash equivalents	78.0	33.1	(60.9)
Cash and cash equivalents at beginning of year	198.8	165.7	226.6
Cash and cash equivalents at end of year	$276.8	$198.8	$165.7

Supplemental cash flow information
Income taxes paid	$816.7	$580.1	$466.3
Interest paid	416.5	371.1	338.8
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2021	$89.9	$3,491.4	$844.3	$(96.5)	$(718.3)	$3,610.8
Net income			1,864.4			1,864.4
Other comprehensive income					19.9	19.9
Treasury stock purchased				(2,752.3)		(2,752.3)
Treasury stock issued		9.3		2.4		11.7
Stock-based compensation activity	0.9	290.9		(23.5)		268.3
Other adjustments		1.4	0.1			1.5
Cash dividends -- $2.20 per share			(587.1)			(587.1)
Balance at December 31, 2021	90.8	3,793.0	2,121.7	(2,869.9)	(698.4)	2,437.2
Net income			2,020.1			2,020.1
Other comprehensive loss					(2.2)	(2.2)
Treasury stock purchased				(883.2)		(883.2)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.4	167.1		(33.5)		134.0
Other adjustments		(7.2)	(0.1)			(7.3)
Cash dividends -- $2.40 per share			(618.5)			(618.5)
Balance at December 31, 2022	91.2	3,963.9	3,523.2	(3,775.6)	(700.6)	3,102.1
Net income			2,388.8			2,388.8
Other comprehensive income					76.3	76.3
Treasury stock purchased				(1,432.0)		(1,432.0)
Stock-based compensation activity	0.6	229.3		(26.0)		203.9
Other adjustments		0.4				0.4
Cash dividends -- $2.42 per share			(623.7)			(623.7)
Balance at December 31, 2023	$91.8	$4,193.6	$5,288.3	$(5,233.6)	$(624.3)	$3,715.8
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
Reportable Segments
During the first quarter of 2023, the Company realigned its organizational structure to manage the Latin America architectural paint business within the Consumer Brands Group. Previously, the Latin America architectural paint business was managed within The Americas Group; however, Latin America architectural demand and service model trends are shifting to align more closely with the Consumer Brand Group’s strategy. As a result of the change, The Americas Group has been renamed the Paint Stores Group which now focuses on the core U.S., Canada and Caribbean region stores business. All reported segment information herein, including comparable prior periods, include the Latin America architectural paint business within the Consumer Brands Group. See Note 23 for further details on this change and other information on the Company’s reportable segments.
Cash Equivalents
Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Accounts Receivable and Allowance for Current Expected Credit Losses
Accounts receivable are recorded at the time of credit sales, net of an allowance for current expected credit losses. The Company records an allowance for current expected credit losses to reduce Accounts receivable to the net amount expected to be collected (estimated net realizable value).
Under ASC 326, the Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance for current expected credit losses based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance for current expected credit losses if a final determination of uncollectibility is made. All provisions for the allowance for current expected credit losses are included in Selling, general and administrative expenses. See Note 19 for further details.
Inventories
Inventories are stated at the lower of cost or net realizable value with cost determined principally on the last-in, first-out (LIFO) method. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management records an estimate of net realizable value for obsolete and discontinued inventories based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is provided for in the reserve for obsolescence. See Note 5 for further details.

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
Goodwill and Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired in business combinations. Intangible assets include software, customer relationships, intellectual property and trademarks. In accordance with the Goodwill and Other Intangibles Topic of the Financial Accounting Standards Board (FASB) ASC, goodwill and indefinite-lived trademarks are not amortized, but instead are tested for impairment on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has occurred on a more likely than not basis. Finite-lived intangible assets are amortized on a straight-line basis over the expected period of benefit, which ranges primarily from 7 to 20 years. See Note 7 for further details.
Impairment of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and remaining lives of long-lived assets, including right-of-use assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. See Note 6 for further details.
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
The Company entered into foreign currency forward contracts with maturity dates of less than twelve months in 2023, 2022, and 2021, primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at December 31, 2023, 2022 and 2021. See Note 20 for further details.
The Company also entered into cross currency swap contracts to hedge its net investment in European operations in 2023, 2022, and 2021. These contracts qualified for and were designated as net investment hedges under US GAAP. The changes in fair value for the cross currency swaps are recognized in the foreign currency translation adjustments component of AOCI. The cash flow impact of these instruments is classified as an investing activity in the Statements of Consolidated Cash Flows. See Note 17 for further details.
Non-Traded Investments
The Company has investments in the U.S. affordable housing and historic renovation real estate markets and certain other investments that have been identified as variable interest entities which qualify for certain tax credits. However, because the Company does not have the power to direct the day-to-day operations of the investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. In accordance with the Consolidation Topic of the ASC, the investments are not consolidated. For affordable housing investments entered into prior to the January 1, 2015 adoption of Accounting Standards Update (ASU) 2014-01, the Company uses the effective yield method to determine the carrying value of the investments. Under the effective yield method, the initial cost of the investments is amortized to income tax expense over the period that the tax credits are recognized. For affordable housing investments entered into on or after the January 1, 2015 adoption of ASU 2014-01, the Company uses the proportional amortization method. Under the proportional amortization method, the initial cost of the investments is amortized to income tax expense in proportion to the tax credits and other tax benefits received. The carrying value of the investments are recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. The following table summarizes the balances related to the investments.

	2023	2022	2021
Other assets	$675.0	$587.0	$355.8
Other accruals	80.9	89.8	61.8
Other long-term liabilities	568.2	476.5	289.7

Standby Letters of Credit
The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $146.2 million, $149.8 million and $89.2 million at December 31, 2023, 2022 and 2021, respectively.
Product Warranties
The Company offers assurance-type product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2023, 2022 and 2021, including customer satisfaction settlements during the year, were as follows:

	2023	2022	2021
Balance at January 1	$36.2	$35.2	$43.3
Charges to expense	37.0	30.1	27.5
Settlements	(32.8)	(29.1)	(35.6)
Balance at December 31	$40.4	$36.2	$35.2
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with the Retirement Benefits Topic of the ASC, which requires the Company to recognize an asset for overfunded defined benefit pension or other postretirement benefit plans and a liability for unfunded or underfunded plans. In addition, actuarial gains and losses and prior service costs of such plans are recorded in AOCI. The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension cost (credit) and net periodic benefit cost (credit). See Note 9 for further details.
Defined Contribution Savings Plan
The Company accounts for its defined contribution savings plan in accordance with the Defined Contribution Plans Subtopic of the Compensation – Retirement Benefits Topic of the ASC. The Company recognized compensation expense for amounts contributed to the defined contribution savings plan. See Note 14 for further details.
Environmental Matters
Capital expenditures for ongoing environmental compliance measures are recorded in Property, plant and equipment, net, and related expenses are included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. Accrued amounts are primarily recorded on an undiscounted basis and have not been recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. Environmental-related expenses include direct costs of investigation and remediation and indirect costs such as compensation and benefits for employees directly involved in the investigation and remediation activities and fees paid to outside engineering, consulting and law firms. See Notes 11 and 20 for further details.
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
Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary. For subsidiaries operating in highly inflationary economies, the parent’s reporting currency is the functional currency. Monetary assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date and non-monetary assets and liabilities are translated into U.S. dollars at their historical rates of exchange, with remeasurement adjustments and other transaction gains and losses recognized in Net income. See Note 20 for further details.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of the contract are satisfied. This generally occurs with the transfer of control of our products to the customer. Collectibility of amounts recorded as revenue is probable at the time of recognition. See Note 19 for further details.
Customer and Vendor Consideration
The Company offers certain customers rebate and sales incentive programs which are classified as reductions in sales. Such programs are in the form of volume rebates, rebates that constituted a percentage of sales or rebates for attaining certain sales goals. The Company receives consideration from certain suppliers of raw materials in the form of volume rebates or rebates that constitute a percentage of purchases. These rebates are recognized on an accrual basis by the Company as a reduction of the purchase price of the raw materials and a subsequent reduction of Cost of goods sold when the related product was sold.
Cost of Goods Sold
Included in Cost of goods sold are costs for materials, manufacturing, distribution and related support. Distribution costs include expenses related to the distribution of products including inbound freight charges, purchase and receiving costs, warehousing costs, internal transfer costs and other costs incurred to ship products. Also included in Cost of goods sold are research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs were $196.6 million, $119.3 million and $115.9 million for 2023, 2022 and 2021, respectively.
Selling, General and Administrative Expenses
Selling costs include advertising expenses, marketing costs, employee and store costs and sales commissions. The cost of advertising is expensed as incurred. The Company incurred $394.0 million, $314.4 million and $311.9 million in advertising costs during 2023, 2022 and 2021, respectively. General and administrative expenses include human resources, legal, finance and other support and administrative functions.
Government Incentives
The Company receives incentives from various government entities in the form of tax rebates or credits, grants and loans. These incentives typically require that the Company maintain specified spending levels and other operational metrics and may be subject to reimbursement if conditions are not met or maintained. Government incentives are recorded in the Company’s consolidated financial statements in accordance with their purpose as a reduction of expense, a reduction of the cost of the capital investment or other income. The benefit of these incentives is recorded when received and all conditions as specified in the agreement are fulfilled.
There were $86.6 million of government incentives received as cash payments related to the construction of the Company’s new headquarters and research and development center in 2022. These government incentives were recorded as a reduction in the carrying amount of the respective assets under construction within Property, plant and equipment, net on the Consolidated Balance Sheets and within Other as an investing activity on the Statements of Consolidated Cash Flows. There were no material government incentives received in 2023 or 2021.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. The Company is not a party to agreements between the suppliers and the financial institutions. These arrangements provide participating suppliers the option to settle outstanding accounts payable incurred by the Company in the normal course of business early at a discount and do not impact our rights and obligations with suppliers, including amounts due and scheduled payment terms. Under the terms of our agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. On the invoice due date, the Company settles the outstanding amount with the respective financial institution. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $213.1 million, $258.1 million and $221.7 million at December 31, 2023, 2022 and 2021, respectively.
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
Reclassifications
Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for 2022 and 2021 have been reclassified to conform to the 2023 presentation.
NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted
Effective January 1, 2023, the Company adopted ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the programs and the obligations outstanding at the end of the reporting period. The adoption of ASU 2022-04 did not affect the Company’s financial position, results of operations or cash flows as the standard only impacts financial statement footnote disclosures. See Note 1 for additional information. In addition, a required rollforward of activity within the programs will be disclosed prospectively beginning with the annual period ending December 31, 2024.
Effective January 1, 2023, the Company adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of ASU 2021-08 did not have a material impact on the Company’s financial position, results of operations, cash flows or financial statement footnote disclosures.
Not Yet Adopted
In March 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for investments in tax credit structures using the proportional amortization method.” This ASU allows entities to apply the proportional amortization method to all tax equity investments if certain conditions are met. In addition, the ASU requires certain disclosures about the nature and financial implications of tax equity investments on an entity’s financial position, results of operations and cash flows, including the impact of transition on the periods presented, if any. This ASU is effective for fiscal years and interim periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position, results of operations or cash flows and the Company will provide required disclosures, as applicable, in accordance will the provisions of the ASU.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU.
NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisitions
Closed in Current Year
In October 2023, the Company completed the acquisition of German-based SIC Holding GmbH, a Peter Möhrle Holding venture comprised of Oskar Nolte GmbH and Klumpp Coatings GmbH (SIC Holding). This business specializes in foil coatings as well as radiation-cured and waterbased industrial wood coatings for the board, furniture and flooring industry. The Company funded the acquisition with approximately $265 million in cash. The purchase price is subject to certain closing conditions which are expected to be finalized in 2024. As of December 31, 2023, $110.8 million of finite-lived intangible assets, $154.2 million of goodwill, $46.1 million of other assets, net of cash and $46.7 million of liabilities were recognized from this transaction. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. SIC Holding is reported within the Company’s Performance Coatings Group and the results of operations for the acquisition have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Closed in 2022
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
During 2023, the Company revised the purchase price allocation from Goodwill to the various net assets acquired through its 2022 acquisition of ICA. Goodwill decreased $145.9 million and deferred tax liabilities increased $57.4 million, partially offset by an increase in finite-lived intangible assets of $195.9 million, with the remaining purchase price allocated to various other assets acquired and liabilities assumed in the transaction. There was no material impact on previously reported financial results from these adjustments. Furthermore, in accordance with certain purchase agreements, the Company paid $29.2 million in 2023 related to holdbacks for acquisitions completed in prior years. The Company finalized the purchase price allocation for Sika AG, Gross & Perthun GmbH, Dur-A-Flex, Inc., Powdertech Oy Ltd. and ICA within the allowable measurement period. These businesses are reported within the Company’s Performance Coatings Group and the results of operations for these acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Closed in 2021
In February 2021, the Company completed the acquisition of a domestic coatings company. The acquisition expanded the Company’s platform for growth and portfolio of brands and technologies. In December 2021, the Company completed the acquisition of Specialty Polymers, Inc. (Specialty Polymers), a leading manufacturer and developer of water-based polymers used in architectural and industrial coatings and other applications. The acquisition added to the Company’s existing internal resin manufacturing capabilities. The aggregate purchase price for acquisitions completed in 2021 was approximately $227.0 million, including amounts withheld as security for certain representations, warranties and obligations of the sellers. The purchase price for each acquisition was preliminarily allocated to identifiable assets and liabilities based on information available at the date of acquisition. As of December 31, 2021, $155.6 million of goodwill and $11.3 million of intangible assets were recognized from these transactions.

During 2022, the Company made certain adjustments to the preliminary purchase accounting adjustments associated with the net assets acquired in its 2021 acquisition of Specialty Polymers. The fair value of finite-lived intangible assets increased by $61.3 million and property, plant and equipment assets acquired increased by $11.0 million, offset by a corresponding net decrease in goodwill. There was no material impact on previously reported financial results from these adjustments. The Company completed the preliminary purchase price allocation for the acquisitions completed in 2021 within the allowable measurement period. These businesses are reported within the Company’s Performance Coatings Group and the results of operations for these acquisitions have been included in the consolidated financial statements since the respective acquisition dates. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Divestitures
Closed in Current Year
The Company completed the divestiture of a non-core domestic aerosol business within the Consumer Brands Group in April 2023. This transaction resulted in the recognition of a $20.1 million gain within the Administrative segment. This gain was recorded within Other general expense (income) - net (see Note 20).
In April 2023, the Company signed a definitive agreement to divest the China architectural business within the Consumer Brands Group, with annual revenue of approximately $100 million and 300 employees. The associated net assets were classified as held for sale at June 30, 2023 in accordance with the Property, Plant, and Equipment Topic of the ASC. Following the prescribed order of impairment testing, the Company first reviewed individual tangible and intangible assets under their applicable Topic of the ASC to determine if their carrying value was higher than their respective fair value. As a result, the Company recorded an impairment charge of $6.9 million within the Consumer Brands Group related to China architectural trademarks. The Company then compared the updated carrying value of the assets and liabilities comprising the disposal group as a whole to its respective fair value which was determined to be equal to the selling price, less costs to sell. The fair value of the disposal group was classified as level 2 in the fair value hierarchy as it was based on a specific price and other observable inputs for similar items with no active market. As a result of this comparison, the Company recorded an additional impairment charge of $27.1 million within the Administrative segment. During the third quarter of 2023, the Company completed the divestiture of the China architectural business. The Company expects to finalize an immaterial working capital adjustment during 2024.
These divestitures did not meet the criteria to be reported as discontinued operations in the consolidated financial statements as the Company’s decision to divest these businesses did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

Closed in 2021
In March 2021, the Company divested Wattyl within the Consumer Brands Group, an Australian and New Zealand manufacturer and seller of architectural and protective paint and coatings with annual revenue of approximately $200 million. In connection with this transaction, the Company recognized a loss of $111.9 million within the Administrative segment. This loss was recorded within Other general expense (income) - net (see Note 20). The Wattyl divestiture did not meet the criteria to be reported as discontinued operations in the consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
NOTE 4 – RESTRUCTURING
In the fourth quarter of 2022, the Company announced a business restructuring plan (Restructuring Plan) to simplify the Company’s operating model and portfolio of brands within the Consumer Brands Group and to reduce costs in all regions in the Consumer Brands Group, Performance Coatings Group and the Administrative segment. The actions taken under the Restructuring Plan better position the Company to continue to add long-term shareholder value. Key focus areas within the Consumer Brands Group included the China architectural business, aerosol portfolio and optimization of the overall retail portfolio. Multiple alternatives were considered to determine the course of action related to the focus areas. The Company ultimately determined that divestiture, rather than restructuring, of a non-core domestic aerosol business and the China architectural business was the highest and best use of resources to drive long-term shareholder value. For more information on these divestitures, see Note 3. As of December 31, 2023, the Restructuring Plan is complete and no further expense will be incurred.

The following table summarizes the activity associated with the Restructuring Plan:

	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Balance at January 1, 2022	$—	$—	$—	$—
Provisions:
Severance and related costs	14.5	19.5	—	34.0
Other qualified costs	11.1	2.7	—	13.8
Total	25.6	22.2	—	47.8
Payments, currency, and other adjustments	—	(6.1)	—	(6.1)
Balance at December 31, 2022	25.6	16.1	—	41.7
Provisions:
Severance and related costs	3.6	(0.2)	1.3	4.7
Other qualified costs	10.6	—	—	10.6
Total	14.2	(0.2)	1.3	15.3
Payments, currency, and other adjustments	(39.8)	(15.9)	(1.3)	(57.0)
Balance at December 31, 2023	$—	$—	$—	$—

Total expense incurred	$39.8	$22.0	$1.3	$63.1
In addition to the provisions above, which were primarily recorded in Cost of goods sold and Selling, general and administrative expense, trademark impairment related to the Restructuring Plan of $15.5 million was also recorded in the Consumer Brands Group in 2022. See Note 7 for further information.
NOTE 5 – INVENTORIES
Included in Inventories were the following:

	2023	2022	2021
Finished goods	$1,810.9	$1,957.7	$1,378.8
Work in process and raw materials	518.9	668.8	548.4
Inventories	$2,329.8	$2,626.5	$1,927.2
Inventories were stated at the lower of cost or net realizable value, with cost primarily determined on the LIFO method. Management believes that the use of LIFO results in a better matching of costs and revenues.
The following table summarizes the extent to which the Company’s Inventories use the LIFO cost method, and presents the effect on Inventories had the Company used the first-in, first-out (FIFO) inventory valuation method.

	2023	2022	2021
Percentage of total inventories on LIFO	74%	74%	70%
Excess of FIFO over LIFO	$668.0	$792.7	$593.0
During 2023 and 2021, certain inventories accounted for on the LIFO method were reduced, resulting in the liquidation of certain quantities carried at costs prevailing in prior years. The 2023 and 2021 liquidations increased Net income in those years by $1.2 million and $25.8 million, respectively.
The Company recorded a reserve for obsolescence of $170.8 million, $139.0 million and $118.6 million at December 31, 2023, 2022 and 2021, respectively, to reduce Inventories to their estimated net realizable value.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Included in Property, plant and equipment, net were the following:

	2023	2022	2021
Land	$257.5	$263.0	$257.7
Buildings	1,048.7	1,199.3	1,157.8
Machinery and equipment	3,459.8	3,230.2	3,043.6
Construction in progress	1,111.0	496.1	205.4
Property, plant and equipment, gross	5,877.0	5,188.6	4,664.5
Less allowances for depreciation	3,040.2	2,981.6	2,797.2
Property, plant and equipment, net	$2,836.8	$2,207.0	$1,867.3
In accordance with the Property, Plant and Equipment Topic of the ASC, whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable or the useful life may have changed, impairment tests are to be performed. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are not recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. See Note 3 for information on the impairment tests performed in the second quarter of 2023 for the assets held for sale prior to the divestiture of the China architectural business. No other material impairments of Property, plant and equipment were recorded in 2023, 2022 or 2021.
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
In October 2023, the Company completed the acquisition of SIC Holding, which resulted in the recognition of goodwill of $154.2 million and finite-lived intangibles of $110.8 million. The acquired intangibles are being amortized over a weighted-average useful life of approximately 15 years. In addition, during 2023, the Company divested a non-core domestic aerosol business and its China architectural business.
During 2022, the Company acquired five companies which resulted in the recognition of goodwill of $565.8 million and finite-lived intangibles of $282.8 million. As a result of certain adjustments to the preliminary purchase price accounting during 2023, goodwill decreased $145.9 million and the fair value of finite-lived intangible assets increased by $195.9 million. The acquired intangibles are being amortized over a weighted-average useful life of approximately 14 years.
During 2021, the Company acquired two companies which resulted in the recognition of goodwill of $155.6 million and finite-lived intangibles of $11.3 million. As a result of certain adjustments to the preliminary purchase accounting during 2022, goodwill decreased by $72.3 million and the fair value of finite-lived intangibles assets increased by $61.3 million. In addition, during 2021, the Company divested its Wattyl business in Australia and New Zealand. See Note 3 for additional information related to the acquisitions and divestitures.
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill at the reporting unit level and indefinite-lived intangible assets are tested for impairment annually. In addition, interim impairment tests are performed whenever required as a result of a specific event or circumstances which indicate potential impairment on a more likely than not basis. October 1 has been established for the annual impairment review. An optional qualitative assessment may alleviate the need to perform quantitative goodwill and indefinite-lived intangible asset impairment tests when there is no indication of impairment on a more likely than not basis. Should a quantitative impairment test be performed, values are estimated separately for goodwill and indefinite-lived intangible assets using applicable valuation models, incorporating discount rates commensurate with the risks involved for each group of assets.
As a result of the Latin America architectural paint business moving to the Consumer Brands Group reportable segment effective January 1, 2023, the Company performed a quantitative impairment analysis for the impacted reporting units and determined both before and after the change, there was no indication of impairment.
The annual impairment review performed as of October 1, 2023 resulted in no goodwill impairment and trademark impairment of $23.9 million in the Consumer Brands Group primarily related to a trademark in Europe. The annual impairment review performed as of October 1, 2022, which incorporated the impact of the Restructuring Plan, resulted in trademark impairments totaling $15.5 million in the Consumer Brands Group related to the discontinuation of an architectural paint brand and lower than anticipated sales of an acquired brand and no goodwill impairment. The annual impairment review performed as of October 1, 2021 did not result in any trademark or goodwill impairment.
A summary of changes in the Company’s carrying value of goodwill by Reportable Segment is as follows:

Goodwill	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Consolidated Totals
Balance at January 1, 2021 (1)	$2,256.6	$1,754.6	$3,037.9	$7,049.1
Reclassification related to segment change (2)	(74.5)	74.5		—
Acquisitions			155.6	155.6
Currency and other adjustments		(45.7)	(24.4)	(70.1)
Balance at December 31, 2021 (1)	2,182.1	1,783.4	3,169.1	7,134.6
Acquisitions and acquisition adjustments	49.7	21.3	422.5	493.5
Currency and other adjustments		(2.8)	(42.1)	(44.9)
Balance at December 31, 2022 (1)	2,231.8	1,801.9	3,549.5	7,583.2
Acquisitions and acquisition adjustments			8.3	8.3
Currency and other adjustments		(9.1)	43.6	34.5
Balance at December 31, 2023 (1)	$2,231.8	$1,792.8	$3,601.4	$7,626.0
(1)    Net of accumulated impairment losses of $19.4 million ($10.2 million in Paint Stores Group, $8.4 million in Consumer Brands Group and $0.8 million in Performance Coatings Group).
(2)    Effective January 1, 2023, the Company realigned its organizational structure to manage the Latin America architectural paint business within the Consumer Brands Group. Goodwill balances have been retrospectively adjusted to reflect the change. See Note 23.

A summary of the Company’s carrying value of intangible assets is as follows:

	Finite-Lived Intangible Assets					Trademarks With Indefinite Lives (1)	Total Intangible Assets
	Software	Customer Relationships	Intellectual Property	All Other	Subtotal
December 31, 2023
Gross	$158.2	$3,263.4	$1,968.5	$232.6	$5,622.7
Accumulated amortization	(152.8)	(1,310.6)	(644.4)	(152.9)	(2,260.7)
Net value	$5.4	$1,952.8	$1,324.1	$79.7	$3,362.0	$518.5	$3,880.5

December 31, 2022
Gross	$180.2	$3,121.2	$1,732.5	$427.5	$5,461.4
Accumulated amortization	(148.1)	(1,132.1)	(477.4)	(258.0)	(2,015.6)
Net value	$32.1	$1,989.1	$1,255.1	$169.5	$3,445.8	$556.2	$4,002.0

December 31, 2021
Gross	$166.0	$3,005.7	$1,730.3	$303.5	$5,205.5
Accumulated amortization	(149.3)	(961.6)	(396.5)	(279.7)	(1,787.1)
Net value	$16.7	$2,044.1	$1,333.8	$23.8	$3,418.4	$583.1	$4,001.5
(1)    Trademarks are net of accumulated impairment losses of $163.8 million, $139.9 million, and $124.4 million as of December 31, 2023, 2022 and 2021, respectively.
Amortization of finite-lived intangible assets is estimated as follows for the next five years: $329.4 million in 2024, $321.7 million in 2025, $318.0 million in 2026, $314.0 million in 2027 and $307.7 million in 2028.
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
NOTE 8 – DEBT
Long-Term Debt
The table below summarizes the carrying value of the Company’s outstanding debt, net of capitalized debt issuance costs and discounts:

	Due Date	2023	2022	2021
3.45% Senior Notes	2027	$1,493.9	$1,492.1	$1,490.4
4.50% Senior Notes	2047	1,233.0	1,232.3	1,231.6
2.95% Senior Notes	2029	794.6	793.6	792.6
4.05% Senior Notes	2024	598.8	596.9	—
3.80% Senior Notes	2049	543.6	543.2	543.0
3.125% Senior Notes	2024	499.7	499.0	498.3
2.30% Senior Notes	2030	497.1	496.7	496.2
2.20% Senior Notes	2032	494.8	494.2	493.6
3.30% Senior Notes	2050	494.3	494.1	493.9
2.90% Senior Notes	2052	491.9	491.5	491.3
3.45% Senior Notes	2025	399.4	399.1	398.7
4.25% Senior Notes	2025	398.6	397.7	—
4.55% Senior Notes	2045	395.2	395.0	394.7
3.95% Senior Notes	2026	353.1	354.7	356.2
4.00% Senior Notes	2042	297.0	296.9	296.7
3.30% Senior Notes	2025	249.9	249.8	249.6
4.40% Senior Notes	2045	240.9	240.5	240.0
0.53% to 8.00% Promissory Notes	Through 2026	0.9	1.6	2.0
7.375% Debentures	2027	—	119.2	119.2
7.45% Debentures	2097	—	3.5	3.5
2.75% Senior Notes	2022	—	—	260.0
Total (1)		9,476.7	9,591.6	8,851.5
Less amounts due within one year		1,098.8	0.6	260.6
Long-term debt		$8,377.9	$9,591.0	$8,590.9
(1)     Net of capitalized debt issuance costs of $49.3 million, $57.3 million and $57.6 million and net of discounts of $25.2 million, $25.7 million, and $26.0 million at December 31, 2023, 2022 and 2021, respectively.
Maturities of long-term debt are as follows for the next five years: $1.100 billion in 2024; $1.051 billion in 2025; $350.1 million in 2026; $1.500 billion in 2027 and none in 2028. Interest expense on long-term debt was $374.6 million, $348.4 million and $320.4 million for 2023, 2022 and 2021, respectively.
In December 2023, the Company exercised its call provision to make-whole the entire outstanding $119.4 million aggregate principal amount of its 7.375% Debentures due 2027 and the entire outstanding $3.5 million aggregate principal amount of its 7.45% Debentures due 2097. The retirement of the Debentures resulted in a loss of $12.8 million recorded in Other general expense (income) - net. See Note 20.
In August 2022, the Company issued $600.0 million of 4.05% Senior Notes due August 2024 and $400.0 million of 4.25% Senior Notes due August 2025 in a public offering. The net proceeds from the issuance of these notes were used to repay borrowings outstanding under the Company’s credit agreement dated May 9, 2016, as amended, and the domestic commercial paper program.
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
At December 31, 2023, 2022 and 2021, there were no borrowings outstanding under these credit agreements.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2023, the Company had unused capacity under its various credit agreements of $3.332 billion. The table below summarizes the Company’s Short-term borrowings:

	2023	2022	2021
Domestic commercial paper	$347.7	$938.5	$739.9
Foreign facilities	26.5	39.6	23.6
Total	$374.2	$978.1	$763.5

Weighted average interest rate:
Domestic	5.5%	4.6%	0.3%
Foreign	3.6%	6.7%	9.5%
Interest expense on Short-term borrowings was $42.9 million, $42.4 million and $14.3 million for 2023, 2022 and 2021, respectively.

NOTE 9 – PENSION, HEALTH CARE AND OTHER POSTRETIREMENT BENEFITS
The Company provides pension benefits to substantially all full-time employees through primarily noncontributory defined contribution or defined benefit pension plans and certain health care and life insurance benefits to domestic active employees and eligible retirees.
Health Care Plans
The Company provides certain domestic health care plans that are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 31,327, 30,009 and 29,016 active employees covered by the benefits under these plans at December 31, 2023, 2022 and 2021, respectively. The cost of these benefits for active employees, which includes claims incurred but not reported, amounted to $363.2 million, $347.4 million and $336.0 million for 2023, 2022 and 2021, respectively.
Defined Contribution Pension Plans
The Company’s annual contribution for its domestic defined contribution pension plan was $97.8 million, $88.9 million and $85.3 million for 2023, 2022 and 2021, respectively. The contribution percentage ranges from two percent to seven percent of compensation for covered employees based on an age and service formula. Assets in employee accounts of the domestic defined contribution pension plan are invested in various investment funds as directed by the participants. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
The Company’s annual contributions for its foreign defined contribution pension plans, which are based on various percentages of compensation for covered employees up to certain limits, were $19.5 million, $19.4 million and $17.9 million for 2023, 2022 and 2021, respectively. Assets in employee accounts of the foreign defined contribution pension plans are invested in various investment funds. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
Defined Benefit Pension Plans
At December 31, 2023, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $102.1 million, fair value of plan assets of $135.1 million and excess plan assets of $33.0 million. The plan was funded in accordance with all applicable regulations at December 31, 2023.
The Company has thirty-three foreign defined benefit pension plans. At December 31, 2023, twenty-six of the Company’s foreign defined benefit pension plans were unfunded or underfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and deficiencies of plan assets of $76.0 million, $89.4 million, $20.4 million and $69.0 million, respectively.
The Company expects to make the following benefit payments for all domestic and foreign defined benefit pension plans: $17.7 million in 2024; $17.5 million in 2025; $18.7 million in 2026; $20.0 million in 2027; $21.2 million in 2028; and $133.1 million in 2029 through 2033. The Company expects to contribute $6.1 million to the foreign defined benefit pension plans in 2024.
The estimated net actuarial gains and prior service costs for the defined benefit pension plans that are expected to be amortized from AOCI into net pension costs in 2024 are $(1.4) million and $1.8 million, respectively.

The following table summarizes the components of the net pension costs and AOCI related to the defined benefit pension plans:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2023	2022	2021	2023	2022	2021
Net pension cost:
Service cost	$3.0	$4.6	$4.9	$4.4	$6.3	$7.4
Interest cost	4.6	3.2	2.7	11.8	7.3	5.7
Expected return on plan assets	(7.3)	(7.6)	(7.1)	(12.3)	(9.4)	(9.6)
Amortization of prior service cost (credit)	1.3	1.0	1.1	(0.2)	(0.2)	(0.1)
Amortization of actuarial (gains) losses				(1.5)	0.2	1.5
Ongoing pension cost	1.6	1.2	1.6	2.2	4.2	4.9
Settlement (credits) costs				(1.1)	(0.3)	0.3
Net pension cost	1.6	1.2	1.6	1.1	3.9	5.2
Other changes in plan assets and projected benefit obligation recognized in AOCI (before taxes):
Net actuarial (gains) losses arising during the year	(8.6)	5.0	(10.5)	5.8	(29.6)	(44.9)
Prior service cost (credit) arising during the year	3.0	1.6	1.4	1.1	(0.3)	(1.0)
Amortization of actuarial gains (losses)				1.5	(0.2)	(1.5)
Amortization of prior service (cost) credit	(1.3)	(1.0)	(1.1)	0.2	0.2	0.1
Loss (gain) recognized for settlement				1.1	0.3	(0.3)
Exchange rate (loss) recognized during the year				(1.5)	(0.4)	(0.6)
Total recognized in AOCI	(6.9)	5.6	(10.2)	8.2	(30.0)	(48.2)
Total recognized in net pension cost and AOCI	$(5.3)	$6.8	$(8.6)	$9.3	$(26.1)	$(43.0)
Service cost is recorded in Cost of goods sold and Selling, general and administrative expense. All other components of Net pension costs are recorded in Other expense (income) - net.
The Company employs a total return investment approach for the domestic and foreign defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies. The target allocations for plan assets are 30% – 65% equity securities, 35% – 70% fixed income securities and 0% – 5% other (including alternative investments and cash).

The following tables summarize the fair value of the defined benefit pension plan assets at December 31, 2023, 2022 and 2021. The presentation is in accordance with the Fair Value Topic of the ASC.

	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$133.0	$72.9	$60.1
Fixed income investments (2)	188.9	36.8	152.1
Other assets (3)	34.6		34.6
Total investments in fair value hierarchy	356.5	$109.7	$246.8
Investments measured at NAV or its equivalent (4)	25.3
Total investments	$381.8

	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$80.1	$8.5	$71.6
Fixed income investments (2)	117.6		117.6
Other assets (3)	34.4		34.4
Total investments in fair value hierarchy	232.1	$8.5	$223.6
Investments measured at NAV or its equivalent (4)	110.9
Total investments	$343.0

	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$133.1	$13.5	$119.6
Fixed income investments (2)	172.1		172.1
Other assets (3)	36.7		36.7
Total investments in fair value hierarchy	341.9	$13.5	$328.4
Investments measured at NAV or its equivalent (4)	141.7
Total investments	$483.6
(1)    This category includes actively managed equity assets that track primarily to the S&P 500 or an international equity index.
(2)    This category includes government and corporate bonds that track primarily to the Barclays Capital Aggregate Bond Index or an international bond index.
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

The following table summarizes the obligations, plan assets and assumptions used for the defined benefit pension plans, which are all measured as of December 31:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2023	2022	2021	2023	2022	2021
Accumulated benefit obligations at end of year	$100.5	$90.3	$117.0	$236.4	$209.3	$334.8
Projected benefit obligations:
Balances at beginning of year	$91.7	$120.8	$118.6	$230.4	$362.7	$401.1
Service cost	3.0	4.6	4.9	4.4	6.3	7.4
Interest cost	4.6	3.2	2.7	11.8	7.3	5.7
Actuarial losses (gains)	2.8	(32.6)	(2.8)	8.8	(112.4)	(26.0)
Contributions and other	3.0	1.6	1.4	2.0	3.2	(4.6)
Settlements				(3.7)	(2.4)	(1.7)
Effect of foreign exchange				14.1	(28.8)	(9.8)
Benefits paid	(3.0)	(5.9)	(4.0)	(10.0)	(5.5)	(9.4)
Balances at end of year	102.1	91.7	120.8	257.8	230.4	362.7
Plan assets:
Balances at beginning of year	119.4	155.2	144.3	223.6	328.4	318.2
Actual returns on plan assets	18.7	(29.9)	14.9	15.4	(73.4)	27.9
Contributions and other				8.6	5.8	(1.1)
Settlements				(3.7)	(2.4)	(1.7)
Effect of foreign exchange				12.8	(29.3)	(5.5)
Benefits paid	(3.0)	(5.9)	(4.0)	(10.0)	(5.5)	(9.4)
Balances at end of year	135.1	119.4	155.2	246.7	223.6	328.4
Excess (deficient) plan assets over projected benefit obligations	$33.0	$27.7	$34.4	$(11.1)	$(6.8)	$(34.3)
Assets and liabilities recognized in the Consolidated Balance Sheets:
Deferred pension assets	$33.0	$27.7	$34.4	$57.9	$51.7	$44.7
Other accruals				(3.4)	(3.0)	(3.3)
Other long-term liabilities				(65.6)	(55.5)	(75.7)
	$33.0	$27.7	$34.4	$(11.1)	$(6.8)	$(34.3)
Amounts recognized in AOCI:
Net actuarial gains	$16.6	$8.0	$13.0	$24.8	$31.7	$1.9
Prior service (costs) credits	(8.8)	(7.1)	(6.5)	0.3	1.6	1.4
	$7.8	$0.9	$6.5	$25.1	$33.3	$3.3
Weighted-average assumptions used to determine projected benefit obligations:
Discount rate	5.09%	5.27%	3.12%	4.81%	5.06%	2.26%
Rate of compensation increase	3.00%	3.00%	3.00%	3.33%	3.39%	3.25%
Weighted-average assumptions used to determine net pension cost:
Discount rate	5.27%	3.12%	2.85%	5.06%	2.26%	1.63%
Expected long-term rate of return on assets	6.25%	5.00%	5.00%	5.48%	3.19%	3.17%
Rate of compensation increase	3.00%	3.00%	3.00%	3.39%	3.25%	2.91%

Other Postretirement Benefits
Employees of the Company hired in the United States prior to January 1, 1993 who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for health care and life insurance benefits upon retirement, subject to the terms of the unfunded plans. There were 3,367, 3,409 and 3,410 retired employees covered by these postretirement benefits at December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the obligation and the assumptions used for other postretirement benefits:

	Other Postretirement Benefits
	2023	2022	2021
Benefit obligation:
Balance at beginning of year - unfunded	$153.8	$276.4	$291.6
Service cost	0.6	1.2	1.4
Interest cost	7.4	6.0	4.9
Actuarial gain	(8.0)	(54.5)	(4.1)
Plan amendments		(62.8)	(2.2)
Benefits paid	(6.6)	(12.5)	(15.2)
Balance at end of year - unfunded	$147.2	$153.8	$276.4
Liabilities recognized in the Consolidated Balance Sheets:
Other accruals	$(14.0)	$(14.5)	$(17.0)
Postretirement benefits other than pensions	(133.2)	(139.3)	(259.4)
	$(147.2)	$(153.8)	$(276.4)
Amounts recognized in AOCI:
Net actuarial gains (losses)	$12.9	$4.7	$(54.0)
Prior service credits	40.0	64.0	1.6
	$52.9	$68.7	$(52.4)
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.97%	5.16%	2.83%
Health care cost trend rate - pre-65	7.00%	6.25%	6.38%
Health care cost trend rate - post-65	6.00%	5.50%	5.13%
Prescription drug cost increases	9.00%	8.25%	8.25%
Employer Group Waiver Plan (EGWP) trend rate	N/A	N/A	8.25%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.16%	2.83%	2.49%
Health care cost trend rate - pre-65	6.25%	6.38%	6.06%
Health care cost trend rate - post-65	5.50%	5.13%	5.13%
Prescription drug cost increases	8.25%	8.25%	8.25%

The following table summarizes the components of the net periodic benefit cost and AOCI related to other postretirement benefits:

	Other Postretirement Benefits
	2023	2022	2021
Net periodic benefit cost:
Service cost	$0.6	$1.2	$1.4
Interest cost	7.4	6.0	4.9
Amortization of actuarial losses	0.1	4.2	4.7
Amortization of prior service (credit) cost	(23.9)	(0.4)	0.3
Net periodic benefit cost	(15.8)	11.0	11.3

Other changes in projected benefit obligation recognized in AOCI (before taxes):
Net actuarial gain arising during the year	(8.0)	(54.5)	(4.1)
Prior service (credit) arising during the year		(62.8)	(2.2)
Amortization of actuarial losses	(0.1)	(4.2)	(4.7)
Amortization of prior service credit (cost)	23.9	0.4	(0.3)
Total recognized in AOCI	15.8	(121.1)	(11.3)
Total recognized in net periodic benefit cost and AOCI	$—	$(110.1)	$—
The estimated net actuarial gains and prior service credits for other postretirement benefits that are expected to be amortized from AOCI into net periodic benefit cost in 2024 are $(0.3) million and $(23.9) million, respectively.
The assumed health care cost trend rate and prescription drug cost increases used to determine the net periodic benefit cost for postretirement health care benefits for 2024 both decrease in each successive year until reaching 4.5% in 2032.
The Company expects to make retiree health care benefit cash payments as follows:

2024	$14.0
2025	14.9
2026	14.8
2027	14.4
2028	13.7
2029 through 2033	53.4
Total expected benefit cash payments	$125.2

NOTE 10 – LEASES
The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating lease agreements. Operating lease right-of-use (ROU) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The majority of the ROU asset and lease liability balances relate to the retail operations of the Paint Stores Group.
Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement. The Company does not account for lease and non-lease components of contracts separately for any underlying asset class. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles or other quantifiable usage factors which are not determinable at the time the lease agreement is entered into by the Company. The Company has made an accounting policy election by underlying asset class to not apply the recognition requirements of ASC 842 to short-term leases. As a result, certain leases with a term of 12 months or less are not recorded on the Consolidated Balance Sheets and expense is recognized on a straight-line basis over the lease term.
Most leases do not contain an incremental borrowing rate which is readily determinable from their associated contract. Therefore, the Company uses its estimated incremental borrowing rate on a collateralized basis which is derived from information available at the lease commencement date, giving consideration to publicly available credit rating data, other risk characteristics and the term of the lease in determining the present value of lease payments.
Additional lease information is summarized below:

	2023	2022	2021
Operating lease cost	$528.5	$498.0	$478.0
Short-term lease cost	58.5	47.1	43.8
Variable lease cost	104.1	89.9	84.4

Operating cash outflows from operating leases	$513.8	$480.1	$461.4
Leased assets obtained in exchange for new operating lease liabilities	$473.3	$463.1	$505.2

Weighted average remaining lease term	5.5 years	5.6 years	5.8 years
Weighted average discount rate	3.8%	3.3%	3.0%
The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating lease liabilities recognized on the Consolidated Balance Sheets as of December 31, 2023. The reconciliation excludes short-term leases that are not recorded on the Consolidated Balance Sheets.

Year Ending December 31,
2024	$513.5
2025	449.3
2026	367.3
2027	279.7
2028	195.8
Thereafter	383.9
Total lease payments	2,189.5
Amount representing interest	(230.7)
Present value of operating lease liabilities	$1,958.8

NOTE 11 – OTHER LONG-TERM LIABILITIES
Environmental Matters
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2023, 2022 and 2021, the Company had accruals reported on the balance sheet as Other long-term liabilities of $230.8 million, $240.2 million and $277.4 million, respectively. Estimated costs of current investigation and remediation activities of $88.1 million, $50.2 million and $45.9 million are included in Other accruals at December 31, 2023, 2022 and 2021, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $94.7 million higher than the minimum accruals at December 31, 2023. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at December 31, 2023. At December 31, 2023, $274.1 million, or 86.0% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $94.7 million at December 31, 2023, $70.3 million, or 74.2%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
The largest and most complex of the Major Sites is the Gibbsboro, New Jersey site (Gibbsboro) which comprises the substantial majority of the environmental-related accrual. Gibbsboro, a former manufacturing plant, and related areas, which ceased operations in 1978, has had various areas included on the National Priorities List since 1999. This location has soil, sediment, surface water and groundwater contamination related to the historic operations of the facility. Gibbsboro has been divided by the Environmental Protection Agency (EPA) into six operable units (OUs) based on location and characteristics, whose investigation and remediation efforts are likely to occur over an extended period of time. To date, the Company has completed remedy construction on three of the six operable units. While there are administrative tasks to be completed before final agency approval, the remediation phase of the work for these three OUs is effectively complete and future work for these OUs is anticipated to be limited. OUs are in various phases of investigation and remediation with the EPA that provide enough information to reasonably estimate cost ranges and record environmental-related accruals. The most significant assumptions underlying the reliability and precision of remediation cost estimates for the Gibbsboro site are the type and extent of future remedies to be selected by the EPA and the costs of implementing those remedies.
The remaining three Major Sites comprising the majority of the accrual include: (1) a multi-party Superfund site that (a) has received a record of decision from the federal EPA and is currently in the remedial design phase for one OU, (b) has received a record of decision from the federal EPA for an interim remedy for another OU, and (c) has a remedial investigation ongoing for another OU, (2) a closed paint manufacturing facility that is in the operation and maintenance phase of remediation under both federal and state EPA programs, and (3) a formerly-owned site containing warehouse and office space that is in the remedial/design investigation phase under a state EPA program. Each of these three Major Sites are in phases of investigation and remediation that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
Excluding the Major Sites discussed above, no sites are individually material to the total accrual balance. There are multiple, future events yet to occur, including further remedy selection and design, remedy implementation and execution and securing applicable governmental agency approvals, all of which have the potential to contribute to the uncertainty surrounding these future events. As these events occur and to the extent that the cost estimates of the environmental remediation change, the existing reserve will be adjusted.
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At December 31, 2023, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Asset Retirement Obligations
The Asset Retirement and Environmental Obligations Topic of the ASC requires a liability to be recognized for the fair value of a conditional asset retirement obligation if a settlement date and fair value can be reasonably estimated. The Company recognizes a liability for any conditional asset retirement obligation when sufficient information is available to reasonably estimate a settlement date to determine the fair value of such a liability. The Company has identified certain conditional asset retirement obligations at various current and closed manufacturing, distribution and store facilities. These obligations relate primarily to asbestos abatement, hazardous waste Resource Conservation and Recovery Act (RCRA) closures, well abandonment, transformers and used oil disposals and underground storage tank closures. Using investigative, remediation and disposal methods that are currently available to the Company, the estimated costs of these obligations were accrued and are not significant. The recording of additional liabilities for future conditional asset retirement obligations may result in a material impact on net income for the annual or interim period during which the costs are accrued. Management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended period of time over which sufficient information may become available regarding the closure or modification of any one or group of the Company’s facilities. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.

Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. These arrangements primarily consist of the new headquarters currently under construction, for which the Company expects to receive total proceeds approximating $800 million to $850 million on an incremental basis until the completion of construction. In 2023 and 2022, the Company received $305.0 million and $210.0 million, respectively. The net proceeds from this transaction and other real estate financing transactions are recognized within the Financing Activities section of the Statements of Consolidated Cash Flows.
The corresponding financing obligation for the new headquarters was $515.8 million and $207.0 million at December 31, 2023 and 2022, respectively, on the Consolidated Balance Sheets. The short-term portion of the liability recorded in Other accruals was $39.9 million and $20.0 million at December 31, 2023 and 2022, respectively. During 2023, $23.8 million of interest was capitalized with the long-term portion of the liability in Other long-term liabilities. Future payments are estimated to be $40 million during the next twelve months, which is the remaining estimated construction period. At the completion of construction, the Company will calculate the remaining obligation under the terms of lease.
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

Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation or resulting from any such legislation and regulations. Except with respect to the litigation in the California Proceedings, discussed below, the Company has not accrued any amounts for such litigation because the Company does not believe it is probable that a loss has occurred, or the Company believes it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
Public Nuisance Claim Litigation. The Company and other companies are or were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island; the City of St. Louis, Missouri; various cities and counties in the State of New Jersey; various cities in the State of Ohio and the State of Ohio; the City of Chicago, Illinois; the City of Milwaukee, Wisconsin; the County of Santa Clara, California, and other public entities in the State of California (the California Proceedings); and Lehigh and Montgomery Counties in Pennsylvania (together, the Pennsylvania Proceedings). Except for the California Proceedings in which the Company reached a court-approved agreement in 2019 after nearly twenty years of litigation, all of the legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.
Pennsylvania Proceedings. The Pennsylvania Proceedings were initiated in October 2018. The Pennsylvania counties of Montgomery and Lehigh filed complaints against the Company and several other former lead-based paint and lead pigment manufacturers in the Courts of Common Pleas of Montgomery County and Lehigh County, respectively. In both actions, the counties requested declaratory relief establishing the existence of a public nuisance and the defendants’ contribution to it, the abatement of an ongoing public nuisance arising from the presence of lead-based paint in housing throughout the applicable county, an injunction against future illicit conduct, and the costs of litigation and attorneys’ fees.
After the defendants removed both actions to federal court and the actions were remanded to state court, the defendants filed preliminary objections on December 21, 2020, seeking to dismiss both complaints with prejudice. The trial courts in both actions denied the defendants’ preliminary objections, and the defendants filed petitions for permission to appeal the trial courts’ orders to the Commonwealth Court, one of Pennsylvania’s intermediate appellate courts.
The Commonwealth Court granted the defendants’ petitions for permission to appeal in both actions on February 18, 2022, and stayed all proceedings in the trial courts pending the appellate court proceedings. The parties filed their respective briefs in both actions, and oral argument occurred on December 14, 2022. On May 5, 2023, the Commonwealth Court reversed both trial courts’ orders denying the defendants’ preliminary objections and remanded both actions to the trial courts for entry of orders dismissing both actions. Montgomery and Lehigh Counties each filed a petition for allowance to appeal with the Supreme Court of Pennsylvania, both of which the Supreme Court of Pennsylvania denied on November 20, 2023. Subsequently, the trial courts dismissed both the Montgomery County and the Lehigh County actions on January 9, 2024 and January 30, 2024, respectively.
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
Wisconsin Proceedings. The United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial was held in May 2019 and resulted in a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). Post-trial motions resulted in a reduced damages award to one plaintiff. Subsequently, the Company filed a notice of appeal with the Seventh Circuit with respect to each of the Owens, Sifuentes and Burton cases. On April 15, 2021, the Seventh Circuit reversed the judgments and held that the Company was entitled to judgment as a matter of law on all claims filed by the three plaintiffs. The plaintiffs filed a petition with the Seventh Circuit on April 27, 2021, seeking a rehearing en banc and, in the alternative, a request for certification of questions to the Wisconsin Supreme Court. The plaintiffs’ petition was denied.
On May 20, 2021, as a result of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases, the Company and the three other defendants filed motions for summary judgment to dismiss all claims of the approximately 150+ plaintiffs then pending in the Eastern District of Wisconsin. On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants on all claims then pending in the district court. On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. As part of the plaintiffs’ appellate reply brief to the Seventh Circuit, the plaintiffs included a motion to certify issues to the Wisconsin Supreme Court. On February 9, 2024, the Seventh Circuit declined to certify any issues to the Wisconsin Supreme Court and affirmed the district court’s summary judgment in favor of the Company and the other defendants in all claims except involving those filed by three plaintiffs, whose cases were remanded to the district court for further proceedings.
On August 24, 2021, the plaintiff in Arrieona Beal v. Armstrong Containers, Inc., et al. filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. Plaintiff also sued her landlords. In March 2022, the Company removed the case to the Eastern District of Wisconsin. The plaintiff filed a motion to remand the case to the state circuit court, and on September 30, 2023, the case was remanded to state court. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL Industries, Inc., and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties.
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
On December 21, 2020, the Company filed a notice of appeal to the Court of Appeals of Cuyahoga County, Ohio, Eighth Appellate District, and the insurers filed cross-appeals. On September 1, 2022, the appellate court reversed the trial court’s grant of summary judgment, finding in favor of the Company on its appeal and against the insurers on their cross-appeal, and remanded the case to the trial court. On September 12, 2022, the insurers applied to the appellate court for reconsideration of its decision, en banc review, or certification of an appeal to the Ohio Supreme Court, which the appellate court denied. The insurers subsequently filed a notice of appeal to the Ohio Supreme Court, to which the Company filed its response. On May 9, 2023, the Ohio Supreme Court accepted the insurers’ appeal. Oral argument was held on October 24, 2023.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The court has scheduled a new trial date of October 15, 2024.

NOTE 13 – SHAREHOLDERS’ EQUITY
Capital Stock
At December 31, 2023, there were 900,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance. Of the authorized serial preferred stock, 3,000,000 shares are designated as cumulative redeemable serial preferred stock.
Under the 2006 Equity and Performance Incentive Plan (2006 Employee Plan), 71,100,000 shares may be issued or transferred. An aggregate of 15,830,386, 17,939,143 and 19,135,222 shares of common stock at December 31, 2023, 2022 and 2021, respectively, were reserved for the exercise and future grants of option rights and future grants of restricted stock and restricted stock units. See Note 15 for additional information related to stock-based compensation.
Shares outstanding shown in the following table included 1,426,883 shares of common stock held in a revocable trust at December 31, 2023, 2022 and 2021. The revocable trust is used to accumulate assets for the purpose of funding the ultimate obligation of certain non-qualified benefit plans. Transactions between the Company and the trust are accounted for in accordance with the Deferred Compensation – Rabbi Trusts Subtopic of the Compensation Topic of the ASC, which requires the assets held by the trust be consolidated with the Company’s accounts.

	Shares in Treasury	Shares Outstanding
Balance at January 1, 2021	1,138,692	268,676,631
Shares issued for exercise of option rights		2,365,168
Shares tendered as payment for option rights exercised	4,324	(4,324)
Shares issued for vesting of restricted stock units		276,948
Shares tendered in connection with vesting of restricted stock units	95,618	(95,618)
Treasury stock purchased	10,075,000	(10,075,000)
Balance at December 31, 2021	11,313,634	261,143,805
Shares issued for exercise of option rights		778,075
Shares tendered as payment for option rights exercised	3,861	(3,861)
Shares issued for vesting of restricted stock units		357,832
Shares tendered in connection with vesting of restricted stock units	124,852	(124,852)
Treasury stock purchased	3,350,000	(3,350,000)
Treasury stock sold (1)	(75,000)	75,000
Balance at December 31, 2022	14,717,347	258,875,999
Shares issued for exercise of option rights		1,081,815
Shares tendered as payment for option rights exercised	10,467	(10,467)
Shares issued for vesting of restricted stock units		302,713
Shares tendered in connection with vesting of restricted stock units	106,770	(106,770)
Treasury stock purchased	5,600,000	(5,600,000)
Balance at December 31, 2023	20,434,584	254,543,290
(1)    During the year ended December 31, 2022, the Company sold treasury shares to fund Company contributions to the domestic defined contribution plan. The related proceeds were $22.0 million.

Dividends
The following table summarizes the dividends declared and paid on common stock:

	2023	2022	2021
Cash dividend per share	$2.42	$2.40	$2.20
Total dividends (in millions)	623.7	618.5	587.1
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of December 31, 2023, the Company had remaining authorization from its Board of Directors to purchase 39.6 million shares of its common stock. The table below summarizes the Company’s share repurchase activity:

	2023	2022	2021
Treasury stock purchases (in millions)	$1,432.0	$883.2	$2,752.3
Treasury stock purchases (shares)	5,600,000	3,350,000	10,075,000
Average price per share	$255.72	$263.64	$273.18
NOTE 14 – DEFINED CONTRIBUTION SAVINGS PLAN
As of December 31, 2023, 45,017 employees contributed to the Company’s defined contribution savings plan, voluntary to all eligible salaried employees and any employee in a group of employees to which coverage has been extended on a non-discriminatory basis by the plan’s Administration Committee. Participants are allowed to contribute, on a pretax or after-tax basis, up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. Such participant contributions may be invested in a variety of investment funds or a Company common stock fund and may be exchanged between investments as directed by the participant. Participants are permitted to diversify both future and prior Company matching contributions previously allocated to the Company common stock fund into a variety of investment funds.
The Company made contributions to the defined contribution savings plan on behalf of participating employees, representing amounts authorized by employees to be withheld from their earnings, of $260.5 million, $240.1 million and $224.3 million in 2023, 2022 and 2021, respectively. The Company’s matching contributions to the defined contribution savings plan charged to operations were $153.9 million, $140.0 million and $133.7 million for 2023, 2022 and 2021, respectively.
At December 31, 2023, there were 18,680,108 shares of the Company’s common stock being held by the defined contribution savings plan, representing 7.3% of the total number of voting shares outstanding. Shares of Company common stock credited to each member’s account under the defined contribution savings plan are voted by the trustee under instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.
NOTE 15 – STOCK-BASED COMPENSATION
The 2006 Employee Plan authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 71,100,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Company issues new shares upon exercise of option rights (options) and vesting of restricted stock units (RSUs). The 2006 Employee Plan permits the granting of options, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees. At December 31, 2023, no appreciation rights, performance shares or performance units had been granted under the 2006 Employee Plan. Shares available for future grants under the 2006 Employee Plan were 6,689,354 at December 31, 2023.
The 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 600,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Nonemployee Director Plan permits the granting of options, appreciation rights, restricted stock and RSUs to members of the Board of Directors who are not employees of the Company. At

December 31, 2023, no options or appreciation rights had been granted under the Nonemployee Director Plan. Shares available for future grants under the Nonemployee Director Plan were 216,021 at December 31, 2023.
At December 31, 2023, the Company had total unrecognized stock-based compensation expense of $169.3 million that is expected to be recognized over a weighted-average period of 1.08 years.

	2023	2022	2021
Stock-based compensation expense	$115.9	$99.7	$97.7
Income tax benefit recognized	28.6	24.6	24.1
Excess tax benefits from share-based payments are recognized as an income tax benefit in the Statements of Consolidated Income when options are exercised and RSUs vest. For the years ended December 31, 2023, 2022 and 2021, the Company’s excess tax benefit from options exercised and RSUs vested reduced the income tax provision by $35.7 million, $35.4 million and $108.7 million, respectively.
Options
The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted:

	2023	2022	2021
Risk-free interest rate	4.57%	4.00%	1.11%
Expected life of options	5.02 years	5.05 years	5.05 years
Expected dividend yield of stock	.94%	.92%	.75%
Expected volatility of stock	29.3%	31.6%	26.8%
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
Grants of non-qualified and incentive stock options have been awarded to certain officers and key employees under the 2006 Employee Plan. The options generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to options granted to eligible employees amounted to $91.3 million at December 31, 2023. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period, net of estimated forfeitures based on historical activity, and is expected to be recognized over a weighted-average period of 1.10 years.
The following table summarizes the Company’s option activity:

	Optioned Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2023	9,102,638	$160.09	$756.6	5.82
Granted	994,305	247.58
Exercised	(1,086,468)	105.23
Forfeited	(65,225)	245.11
Expired	(20,239)	234.69
Outstanding at December 31, 2023	8,925,011	$175.70	$1,215.6	5.64

Exercisable at December 31, 2023	7,002,046	$156.54	$1,087.8	4.69
The following table summarizes fair value and intrinsic value information for option activity:

	2023	2022	2021
Weighted average grant date fair value per share	$77.08	$69.82	$68.63
Total fair value of options vested	61.3	57.9	53.2
Total intrinsic value of options exercised	170.6	125.4	485.8
RSUs
The fair value of each RSU is equal to the market value of a share of the Company’s stock on the grant date. Grants of time-based RSUs, which generally require three years of continuous employment from the date of grant before vesting and receiving the stock without restriction, have been awarded to certain officers and key employees under the 2006 Employee Plan. The February 2023, 2022 and 2021 grants of performance-based RSUs vest at the end of a three-year period based on the Company’s achievement of specified financial and operating performance goals relating to earnings per share and return on net assets employed.
Unrecognized compensation expense with respect to grants of RSUs to eligible employees amounted to $76.1 million at December 31, 2023. The unrecognized compensation expense is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 1.01 years.
Grants of RSUs have been awarded to nonemployee directors under the Nonemployee Director Plan. These grants generally vest and stock is received without restriction to the extent of one-third of the RSUs for each year following the date of grant. Unrecognized compensation expense with respect to grants of RSUs to nonemployee directors amounted to $1.9 million at December 31, 2023. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted-average period of 0.94 years.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2023	401,924	$231.09	$95.4	1.02
Granted	343,564	232.22
Vested	(302,713)	194.37
Forfeited	(7,901)	246.91
Outstanding at December 31, 2023	434,874	244.21	$135.6	1.26
The following table summarizes the fair value and intrinsic value information for RSU activity:

	2023	2022	2021
Weighted average grant date fair value per share	$232.22	$271.75	$238.89
Intrinsic value of RSUs vested during year	68.5	97.5	66.3

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of AOCI, including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefits Adjustments (2)	Unrealized Net Gains on Cash Flow Hedges (3)	Total
Balance at January 1, 2021	$(671.5)	$(87.2)	$40.4	$(718.3)
Amounts recognized in AOCI	(30.6)	48.7		18.1
Amounts reclassified from AOCI		6.3	(4.5)	1.8
Balance at December 31, 2021	(702.1)	(32.2)	35.9	(698.4)
Amounts recognized in AOCI	(108.7)	106.8		(1.9)
Amounts reclassified from AOCI		3.7	(4.0)	(0.3)
Balance at December 31, 2022	(810.8)	78.3	31.9	(700.6)
Amounts recognized in AOCI	93.9	3.9		97.8
Amounts reclassified from AOCI		(17.9)	(3.6)	(21.5)
Balance at December 31, 2023	$(716.9)	$64.3	$28.3	$(624.3)
(1)    Includes changes in the fair value of cross currency swap contracts of $(24.9) million, $34.1 million, $37.1 million in 2023, 2022 and 2021, respectively. See Note 17.
(2)    Net of taxes of $3.1 million, $(35.0) million, $(14.7) million in 2023, 2022 and 2021, respectively. See Note 9.
(3)    Net of taxes of $1.2 million, $1.1 million and $1.0 million in 2023, 2022 and 2021, respectively. See Statements of Consolidated Comprehensive Income.

NOTE 17 – DERIVATIVES AND HEDGING
The Company has entered into U.S. Dollar to Euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The outstanding contracts as of December 31, 2023 are summarized in the table below.

Contract Date	Notional Value	Maturity Date
February 13, 2020	$500.0	June 1, 2024
November 8, 2021	162.7	June 1, 2027
March 28, 2023	150.0	August 8, 2024
June 28, 2023	200.0	August 8, 2025
December 7, 2023	150.0	August 15, 2029
In December 2023, the Company settled its $100.0 million U.S. Dollar to Euro cross currency swap contract entered into on August 1, 2023. At the time of settlement, an immaterial unrealized gain was recognized in AOCI.
The following table summarizes the balance sheet location of the cross currency swap contracts. See Note 18 for additional information on the fair value of these contracts.

	December 31,	December 31,	December 31,
	2023	2022	2021
Other assets	$—	$9.1	$—
Other accruals	(12.0)	—	—
Other long-term liabilities	(12.4)	—	36.5

The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. See Note 16. The following table summarizes the unrealized (losses) gains for the years ended December 31:

	2023	2022	2021
(Losses) gains	$(33.1)	$45.2	$49.3
Tax effect	8.2	(11.1)	(12.2)
(Losses) gains, net of taxes	$(24.9)	$34.1	$37.1
NOTE 18 – FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at December 31, 2023, 2022 and 2021. Except for the acquisition-related fair value measurements and assets held for sale prior to divestiture described in Note 3 and the reporting unit impairment analysis and trademark quantitative impairment test described in Note 7, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	December 31, 2023			December 31, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$84.7	$84.7		$74.1	$43.7	$30.4	$80.4	$43.1	$37.3
Qualified replacement plan	—			29.8	29.8		98.8	98.8
Net investment hedges	—			9.1		9.1	—
	$84.7	$84.7	$—	$113.0	$73.5	$39.5	$179.2	$141.9	$37.3

Liabilities:
Net investment hedges	$24.4		$24.4	$—			$36.5		$36.5
The deferred compensation plan assets consist of the investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. As of December 31, 2023, $6.4 million of deferred compensation plan assets were held in partnership funds measured using NAV (or its equivalent) as a practical expedient. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan and qualified replacement plan was $76.3 million, $67.2 million, and $63.0 million at December 31, 2023, 2022 and 2021, respectively.
The qualified replacement plan assets consisted of investment funds maintained for future contributions to the Company’s domestic defined contribution pension plan. See Note 9. During the first quarter of 2023, the remaining balance was fully utilized to fund the Company’s domestic defined contribution pension plan. The cost basis of the investment funds was $29.8 million and $86.9 million at December 31, 2022 and 2021, respectively.

The net investment hedge asset and liability represent the fair value of the cross currency swaps. See Note 17. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the Euro foreign currency rate.
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

	December 31,
	2023		2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,475.8	$8,615.1	$9,590.0	$8,382.3	$8,849.6	$9,777.4
Non-traded debt	0.9	0.8	1.6	1.5	1.9	1.9
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
The Company has made payments or given credits for various incentives at the beginning of a long-term contract where future revenue is expected and before satisfaction of performance obligations. Under these circumstances, the Company recognizes a contract asset and amortizes these prepayments over the expected benefit life of the long-term contract, typically on a straight-line basis.
The majority of variable consideration in the Company’s contracts include a form of volume rebate, discounts, and other incentives, where the customer receives a retrospective percentage rebate based on the amount of their purchases. In these situations, the rebates are accrued as a fixed percentage of sales and recorded as a reduction of net sales until paid to the customer per the terms of the contract. Forms of variable consideration such as tiered rebates, whereby a customer receives a retrospective price decrease dependent on the volume of their purchases, are calculated using a forecasted percentage to determine the most likely amount to accrue. Management creates a baseline calculation using historical sales and then utilizing forecast information, estimates the anticipated sales volume each quarter to calculate the expected reduction to sales. The remainder of the transaction price is fixed as agreed upon with the customer, limiting estimation of revenues, including constraints.

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2022	$2,563.6	$43.8	$117.7	$292.9	$7.1
Balance at December 31, 2023	2,467.9	46.2	151.7	365.7	3.8
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
Allowance for Current Expected Credit Losses
The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	2023	2022	2021
Beginning balance	$56.6	$48.9	$53.5
Bad debt expense	67.9	65.3	33.8
Uncollectible accounts written off, net of recoveries	(64.9)	(57.6)	(38.4)
Ending balance	$59.6	$56.6	$48.9
NOTE 20 – OTHER EXPENSE (INCOME)
Other General Expense (Income) - Net
Included in Other general expense (income) - net were the following:

	2023	2022	2021
Provisions for environmental matters - net	$80.7	$(7.1)	$(4.0)
(Gain) loss on divestiture of businesses (see Note 3)	(20.1)	—	111.9
Loss (gain) on sale or disposition of assets	0.9	(17.8)	(6.1)
Other	5.6	—	—
Total	$67.1	$(24.9)	$101.8
Provisions for environmental matters – net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals. These provisions are recorded or adjusted as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. During 2023, provisions for environmental matters - net increased primarily due to new information which impacted the estimate of required remediation at certain Major Sites and other Company locations. See Note 11 for further details on the Company’s environmental-related activities.
The loss (gain) on sale or disposition of assets represents the net realized loss (gain) associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.

Other Expense (Income) - Net
Included in Other expense (income) - net were the following:

	2023	2022	2021
Investment (gains) losses	$(22.9)	$9.7	$(30.4)
Loss (gain) on extinguishment of debt (see Note 8)	12.8	—	(1.4)
Net expense from banking activities	15.0	12.2	10.3
Foreign currency transaction related losses - net	80.5	33.6	12.0
Miscellaneous pension and benefit (income) expense	(21.1)	4.0	4.4
Other income	(48.5)	(39.6)	(29.0)
Other expense	49.7	27.1	14.6
Total	$65.5	$47.0	$(19.5)
Investment (gains) losses primarily relate to the change in market value of the investments held in the deferred compensation plan and qualified replacement plan. See Note 18 for additional information on the fair value of these investments.
Foreign currency transaction related losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized losses from foreign currency option and forward contracts. During 2023, foreign currency transaction related losses - net increased primarily as a result of the significant devaluation of the Argentine Peso in December 2023 as part of economic reforms implemented by the government of Argentina. As a result of these actions in Argentina, the Company incurred a loss of $41.8 million. There were no material foreign currency option and forward contracts outstanding at December 31, 2023, 2022 and 2021.
Miscellaneous pension and benefit (income) expense consists of the non-service components of net periodic pension and benefit cost. See Note 9.
Other income and other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within other income or other expense that were individually significant at December 31, 2023, 2022 and 2021.
NOTE 21 – INCOME TAXES
Significant components of the provisions for income taxes were as follows:

	2023	2022	2021
Current:
Federal	$553.4	$505.5	$331.2
Foreign	147.6	90.3	86.5
State and local	109.0	102.0	46.8
Total current	810.0	697.8	464.5
Deferred:
Federal	(39.9)	(81.7)	(36.5)
Foreign	(51.5)	(47.3)	(40.4)
State and local	2.5	(15.8)	(3.4)
Total deferred	(88.9)	(144.8)	(80.3)
Total provisions for income taxes	$721.1	$553.0	$384.2

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes	3.0	2.8	2.2
Investment vehicles	(0.5)	(0.4)	(0.8)
Employee share-based payments	(1.1)	(1.4)	(4.8)
Research and development credits	(0.4)	(0.6)	(0.6)
Amended returns and refunds	0.2	0.4	0.2
Taxes on non-U.S. earnings	0.8	0.2	(0.4)
Other - net	0.2	(0.5)	0.3
Reported effective tax rate	23.2%	21.5%	17.1%
The increase in the effective tax rate for 2023 compared to 2022 was primarily related to an unfavorable change in the jurisdictional mix of earnings.
Significant components of income before income taxes as used for income tax purposes, were as follows:

	2023	2022	2021
Domestic	$2,817.0	$2,427.6	$2,106.8
Foreign	292.9	145.5	141.8
	$3,109.9	$2,573.1	$2,248.6
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Deferred tax assets:
Environmental and other similar items	$72.0	$66.4	$73.2
Employee related and benefit items	162.1	157.1	170.3
Operating lease liabilities	483.2	478.1	463.1
Research and development capitalization	81.5	52.6
Other items	205.6	204.1	192.0
Total deferred tax assets	1,004.4	958.3	898.6

Deferred tax liabilities:
Intangible assets and Property, plant, and equipment	1,001.1	973.4	1,053.7
LIFO inventories	115.2	97.3	68.6
Operating lease right-of-use assets	465.6	460.5	448.4
Other items	28.6	31.7	33.3
Total deferred tax liabilities	1,610.5	1,562.9	1,604.0

Net deferred tax liabilities	$606.1	$604.6	$705.4
As of December 31, 2023, the Company’s net deferred income tax liability relates primarily to deferred tax liabilities recorded for intangible assets acquired through the Valspar acquisition.
Netted against the Company’s other deferred tax assets were valuation allowances of $106.6 million, $97.5 million and $97.2 million at December 31, 2023, 2022 and 2021, respectively. The Company has $14.6 million of domestic net operating loss carryforwards acquired through acquisitions that have expiration dates through tax year 2037, foreign tax credits of $26.5 million that expire in calendar years 2028 through 2033 and foreign net operating losses of $361.7 million. The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that expire between tax years 2023 to 2043.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2011 and 2013 through 2016 income tax returns and paid the tax assessment for 2013 through 2016 in the fourth quarter. The Company expects to pay the remaining assessment related to tax and interest in 2024. The IRS is currently auditing the Company’s 2017, 2018 and 2019 income tax returns. As of December 31, 2023, the U.S. federal statute of limitations has not expired for the 2013 through 2023 tax years.
As of December 31, 2023, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2023. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at beginning of year	$242.4	$228.5	$227.0
Additions based on tax positions related to the current year	14.2	18.7	14.0
Additions for tax positions of prior years	12.6	10.6	23.1
Reductions for tax positions of prior years	(16.9)	(6.0)	(22.1)
Settlements	(123.2)	(1.7)	(5.6)
Lapses of statutes of limitations	(7.3)	(7.7)	(7.9)
Balance at end of year	$121.8	$242.4	$228.5
The decrease in unrecognized tax benefits was primarily settlements related to federal renewable energy tax credit funds with DC Solar Solutions, Inc. and certain of its affiliates and other adjustments with the IRS in each of the tax years 2011 and 2013 through 2016. There were also additions in unrecognized tax benefits related to the reversal of benefits recognized from certain positions taken on current and prior year income tax returns filed in U.S. federal and various state jurisdictions. These additions were primarily offset by various positions taken on prior year income tax returns filed in U.S. and various foreign jurisdictions that were no longer deemed to be at risk. At December 31, 2023, 2022 and 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $109.4 million, $230.3 million and $218.9 million, respectively.
Included in the balance of unrecognized tax benefits at December 31, 2023 is $8.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. During the year ended December 31, 2023, there was an increase in income tax interest and penalties of $5.9 million. During the years ended December 31, 2022 and 2021, there was a increase (decrease) in income tax interest and penalties of $10.3 million and $(2.7) million, respectively. The Company accrued $20.4 million, $36.6 million and $26.4 million at December 31, 2023, 2022 and 2021, respectively, for the potential payment of interest and penalties.

NOTE 22 – NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	2023	2022	2021
Basic
Net income	$2,388.8	$2,020.1	$1,864.4
Weighted average shares outstanding	255.4	258.0	262.5
Basic net income per share	$9.35	$7.83	$7.10

Diluted
Net income	$2,388.8	$2,020.1	$1,864.4
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	255.4	258.0	262.5
Stock options and other contingently issuable shares (1)	2.9	3.8	4.6
Weighted average shares outstanding assuming dilution	258.3	261.8	267.1
Diluted net income per share	$9.25	$7.72	$6.98
(1)    Stock options and other contingently issuable shares excludes 2.8 million, 1.9 million and 0.9 million shares at December 31, 2023, 2022 and 2021, respectively, due to their anti-dilutive effect.
NOTE 23 – REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. During 2023, the Company realigned its organizational structure to manage the Latin America architectural paint business within the Consumer Brands Group due to the Latin America architectural demand and service models shifting to align more closely with the Consumer Brands Group’s strategy. Previously, the Latin America architectural paint business was managed within The Americas Group. As a result of this change, The Americas Group was renamed the Paint Stores Group. All reported segment results have been adjusted retrospectively to reflect this change.
The Company has three reportable operating segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management structure directly accountable to the Company’s CODM for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative segment.
The Company’s CODM has been identified as the Chief Executive Officer because they have the final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives discrete financial information about each Reportable Segment as well as a significant amount of additional financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessments and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on segment profit or loss and cash generated from operations. The accounting policies of the Reportable Segments are the same as those described in Note 1.
The Paint Stores Group consisted of 4,694 company-operated specialty paint stores in the United States, Canada, and the Caribbean region at December 31, 2023. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2023, this segment opened 70 net new stores, consisting of 76 new stores opened and 6 stores closed. In 2022 and 2021, this segment opened 75 and 73 net new stores, respectively. The CODM uses discrete financial information about the Paint Stores Group, supplemented with information by geographic region, product type and customer type, to assess the performance of and allocate resources to the Paint Stores Group as a whole. In accordance with ASC

280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Consumer Brands Group manufactures and supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers, including home centers and hardware stores, dedicated dealers and distributors throughout North America, Latin America and Europe. During 2023, the Company divested a non-core domestic aerosol business and the China architectural business, both part of the Consumer Brands Group (see Note 3). In 2022, the Consumer Brands Group had a $15.5 million pre-tax loss for trademark impairments related to the Restructuring Plan (see Note 7). Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group also consisted of 318 company-operated specialty paint stores in Latin America at December 31, 2023. Each store in this segment is engaged in servicing the needs of home, commercial and industrial projects to contractors and do-it-yourself customers in Latin America. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. In addition, each store sells select purchased associated products. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. During 2023, the segment opened 11 net new stores, consisting of 17 stores opened and 6 stores closed. In 2022 and 2021, this segment (closed) opened (3) and 12 net new stores, respectively.
The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 61% of the total sales of the Consumer Brands Group in 2023 were intersegment transfers of products primarily sold through the Paint Stores Group. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures, manufacturing capacity expansion, operational efficiencies and maintenance projects at sites currently in operation. The CODM uses discrete financial information about the Consumer Brands Group, supplemented with information by geographic region, product type and customer type, to assess the performance of and allocate resources to the Consumer Brands Group as a whole. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide, including Sherwin-Williams® and other controlled brand products which are distributed through the Paint Stores Group, this segment’s 322 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2023, the segment added 5 net new branches, consisting of 8 opened or acquired branches and 3 branches closed. The CODM uses discrete financial information about the Performance Coatings Group, supplemented with information about geographic divisions, business units and subsidiaries, to assess the performance of and allocate resources to the Performance Coatings Group as a whole. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Administrative segment includes the administrative expenses of the Company’s corporate headquarters site and the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s current global headquarters, and disposal of idle facilities. Also included in the Administrative segment was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters, and other expenses that were not directly associated with the Reportable Segments. The Administrative segment included a $20.1 million pre-tax gain on the divestiture of a non-core domestic aerosol business and a $27.1 million pre-tax loss for the impairment of assets related to the divestiture of China architectural business in 2023 and a $111.9 million pre-tax loss on the Wattyl divestiture in 2021. See Notes 3, 4 and 20 for additional information. Sales of this segment represented external leasing revenue. The Administrative segment did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative segment.
Net external sales of all consolidated foreign subsidiaries were $4.428 billion, $4.294 billion and $4.223 billion for 2023, 2022 and 2021, respectively.

Long-lived assets consisted of Property, plant and equipment, net, Goodwill, Intangible assets, net, Operating lease right-of-use assets, deferred pension assets and Other assets. The aggregate total of long-lived assets for the Company was $17.441 billion, $16.686 billion and $15.613 billion at December 31, 2023, 2022 and 2021, respectively. Long-lived assets of consolidated foreign subsidiaries totaled $3.586 billion, $3.369 billion and $2.785 billion at December 31, 2023, 2022 and 2021, respectively.
Total Assets of the Company were $22.954 billion, $22.594 billion and $20.667 billion at December 31, 2023, 2022 and 2021, respectively. Total assets of consolidated foreign subsidiaries were $5.718 billion, $5.337 billion and $4.653 billion, which represented 24.9%, 23.6% and 22.5% of the Company’s total assets at December 31, 2023, 2022 and 2021, respectively.
No single geographic area outside the United States was significant relative to consolidated Net sales or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all years presented.
In the reportable segment financial information that follows, Segment profit represents each segment’s Income before income taxes. Due to the nature of the Company’s integrated manufacturing operations and centralized administrative and information technology support, a substantial amount of allocations are made to determine segment financial information. Domestic intersegment transfers are primarily accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs for paint products. Non-paint domestic and all international intersegment transfers are primarily accounted for at values comparable to normal unaffiliated customer sales. All intersegment transfers are eliminated within the Administrative segment. In 2023, the absorbed manufactured cost standards utilized for domestic intersegment transfers were established inclusive of forecasted cost reductions from planned initiatives. Deviations from the forecasted cost reductions were recognized within the Consumer Brands Group. Identifiable assets were those directly identified with each Reportable Segment. The Administrative segment assets consisted primarily of cash and cash equivalents, investments, deferred pension assets and property, plant and equipment related to the new global headquarters currently under construction. The segment results in the tables below reflect the segment change described above.

	2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$12,839.5	$3,365.6	$6,843.1	$3.7	$23,051.9
Intersegment transfers		5,234.0	197.8	(5,431.8)	—
Total net sales and intersegment transfers	$12,839.5	$8,599.6	$7,040.9	$(5,428.1)	$23,051.9

Segment profit	$2,860.8	$309.3	$991.6		$4,161.7
Interest expense				$(417.5)	(417.5)
Administrative expenses and other				(634.3)	(634.3)
Income before income taxes	$2,860.8	$309.3	$991.6	$(1,051.8)	$3,109.9
% to net sales	22.3%	9.2%	14.5%		13.5%

Identifiable assets	$5,745.3	$6,631.8	$8,266.6	$2,310.7	$22,954.4
Capital expenditures	111.4	309.6	32.6	434.8	888.4
Depreciation	79.0	151.4	26.0	35.9	292.3
Amortization	3.3	72.4	253.0	1.5	330.2

	2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$11,963.3	$3,388.4	$6,793.5	$3.7	$22,148.9
Intersegment transfers		5,214.8	203.7	(5,418.5)	—
Total net sales and intersegment transfers	$11,963.3	$8,603.2	$6,997.2	$(5,414.8)	$22,148.9

Segment profit	$2,348.1	$314.2	$734.9		$3,397.2
Interest expense				$(390.8)	(390.8)
Administrative expenses and other				(433.3)	(433.3)
Income before income taxes	$2,348.1	$314.2	$734.9	$(824.1)	$2,573.1
% to net sales	19.6%	9.3%	10.8%		11.6%

Identifiable assets	$5,873.6	$6,749.6	$8,296.8	$1,674.0	$22,594.0
Capital expenditures	87.3	295.0	38.7	223.5	644.5
Depreciation	73.9	126.2	29.1	34.8	264.0
Amortization	3.3	79.8	232.0	2.0	317.1

	2021
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$10,616.2	$3,322.4	$6,003.8	$2.2	$19,944.6
Intersegment transfers		4,183.6	149.7	(4,333.3)	—
Total net sales and intersegment transfers	$10,616.2	$7,506.0	$6,153.5	$(4,331.1)	$19,944.6

Segment profit	$2,182.2	$415.3	$486.2		$3,083.7
Interest expense				$(334.7)	(334.7)
Administrative expenses and other				(500.4)	(500.4)
Income before income taxes	$2,182.2	$415.3	$486.2	$(835.1)	$2,248.6
% to net sales	20.6%	12.5%	8.1%		11.3%

Identifiable assets	$5,501.3	$5,287.7	$8,388.6	$1,489.1	$20,666.7
Capital expenditures	77.6	125.5	90.8	78.1	372.0
Depreciation	71.3	88.8	66.2	36.8	263.1
Amortization	3.5	83.9	218.9	3.2	309.5

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
ITEM 9B.    OTHER INFORMATION
Trading Arrangements
During the quarter ended December 31, 2023, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information regarding our directors and director nominees is set forth in our Proxy Statement under the caption “Proposal 1 – Election of 11 Directors” and is incorporated herein by reference.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors. Please refer to the information set forth in our Proxy Statement under the caption “Board Committees,” which is incorporated herein by reference.
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
Code of Ethics
We have adopted a Code of Conduct, which applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, of Sherwin-Williams and our subsidiaries wherever located. Our Code of Conduct contains the general guidelines and principles for conducting Sherwin-Williams’ business consistent with the highest standards of business ethics.
We have also adopted a Code of Ethics for Senior Financial Management, pursuant to which our chief executive officer, chief financial officer and senior financial management are responsible for creating and maintaining a culture of high ethical standards and of commitment to compliance throughout our Company to ensure the fair and timely reporting of Sherwin-Williams’ financial results and condition. Senior financial management includes the controller, the treasurer, the principal financial/accounting personnel in our operating groups and divisions, and all other financial/accounting personnel within our corporate departments and operating groups and divisions with staff supervision responsibilities.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our Proxy Statement under the captions “2023 Director Compensation Table,” “Director Compensation Program,” “Executive Compensation,” “Executive Compensation Tables” and “2023 CEO Pay Ratio” and is incorporated herein by reference (other than the Compensation Committee Report, which will be deemed furnished).

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2023, 2022 and 2021 is set forth below. All other schedules for which provision is made in the applicable SEC accounting regulations are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)

Changes in deferred tax asset valuation allowances were as follows:

(millions of dollars)	2023	2022	2021
Beginning balance	$97.5	$97.2	$104.6
Additions (deductions) (1)	9.1	0.3	(7.4)
Ending balance	$106.6	$97.5	$97.2

(1) Additions (deductions) did not have a material impact on the Income Statement in 2023, 2022 or 2021.

(3) Exhibits

3.	(a)
Amended and Restated Articles of Incorporation of the Company, as amended through February 18, 2015, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated February 18, 2015, and incorporated herein by reference.

(b)
Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended through February 18, 2015, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2021, and incorporated herein by reference.

	(c)	Regulations of the Company (As Amended and Restated July 19, 2023), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2023, and incorporated herein by reference.

4.	(a)
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

(c)
Third Supplemental Indenture by and between the Company and The Bank of New York Mellon, as trustee (including Form of Note), dated as of December 7, 2012, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 4, 2012, and incorporated herein by reference.

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

(k)
Eleventh Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

(l)
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

(n)
Fourteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated August 26, 2019 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

(o)
Fifteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated March 17, 2020 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

(p)
Sixteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated March 17, 2020 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

(q)
Seventeenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as trustee, dated November 10, 2021 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

(r)
Eighteenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as Trustee, dated November 10, 2021 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

(s)
Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

(t)
First Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

(u)
Second Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022 (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

(v)
Credit Agreement, dated as of August 30, 2022, by and among the Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2022, and incorporated herein by reference.

(w)
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

(z)
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

(aa)
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

(bb)
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

(cc)
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

(dd)
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

(ee)
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

(ff)
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

(gg)
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

(hh)
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

(ii)
Amendment No. 11 to the Credit Agreement, dated as of September 14, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2020, and incorporated herein by reference.

(jj)
Amendment No. 12 to the Credit Agreement, dated as of November 9, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2020, and incorporated herein by reference.

(kk)
Amendment No. 13 to the Credit Agreement, dated as of December 7, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 7, 2020, and incorporated herein by reference.

(ll)
Amendment No. 14 to the Credit Agreement, dated as of February 16, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2021, and incorporated herein by reference.

(mm)
Amendment No. 15 to the Credit Agreement, dated as of May 3, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 2021, and incorporated herein by reference.

(nn)
Amendment No. 16 to the Credit Agreement, dated as of May 23, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2022, and incorporated herein by reference.

(oo)
Amendment No. 17 to the Credit Agreement, dated as of October 31, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 31, 2022, and incorporated herein by reference.

(pp)
Amendment No. 18 to the Credit Agreement, dated as of November 28, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 28, 2022, and incorporated herein by reference.

(qq)
Amendment No. 19 to the Credit Agreement, dated as of May 1, 2023, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2023, and incorporated herein by reference.

(rr)
Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A., filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

(ss)
Amended and Restated Credit Agreement, dated as of August 2, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2021, and incorporated herein by reference.

(tt)
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 6, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2021, and incorporated herein by reference.

(uu)
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2021, and incorporated herein by reference.

(vv)
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of November 30, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2021, and incorporated herein by reference.

(ww)
Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of August 15, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2022, and incorporated herein by reference.

(xx)
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of August 26, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2022, and incorporated herein by reference.

(yy)
Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of September 8, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 8, 2022, and incorporated herein by reference.

(zz)
Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of September 14, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, and incorporated herein by reference.

(aaa)
Amendment No. 8 to the Amended and Restated Credit Agreement, dated as of February 28, 2023, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2023, and incorporated herein by reference.

10.	**(a)	Forms of Amended and Restated Severance Agreements (filed herewith).

	**(b)	Schedule of Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10(a) above (filed herewith).

	**(c)	Form of Director, Executive Officer and Corporate Officer Indemnity Agreement (filed herewith).

**(d)
Amended and Restated Aircraft Time Sharing Agreement between the Company and John G. Morikis, dated October 1, 2019, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference.

	**(e)	Aircraft Time Sharing Agreement between the Company and Heidi G. Petz, dated January 2, 2024 (filed herewith).

**(f)
The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (Amended and Restated Effective as of January 1, 2016) filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

	**(g)	The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (Amended and Restated Effective as of October 13, 2023) (filed herewith).

**(h)
The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of March 1, 2023) filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and incorporated herein by reference.

**(i)
The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (SEC File Number 001-04851), and incorporated herein by reference.

**(j)
Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

**(k)
Summary of The Sherwin-Williams Company Revised Executive Disability Plan filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

**(l)
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

	**(m)	The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of October 13, 2023) (filed herewith).

**(n)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

**(o)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

**(p)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and incorporated herein by reference.

**(q)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

**(r)
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

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

**(v)
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference.

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

	**(z)	The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of October 13, 2023) (filed herewith).

	**(aa)	The Sherwin-Williams Company Key Employee Separation Plan as Amended and Restated Effective October 13, 2023 (filed herewith).

21.		Subsidiaries (filed herewith).

23.		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.	(a)	Powers of Attorney (filed herewith).

(b)	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31. (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32. (a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

97.	The Sherwin-Williams Company Section 16 Executive Officer Clawback Policy, Effective October 10, 2023 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.
**	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2024.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary

* HEIDI G. PETZ	President and Chief Executive Officer, Director (Principal Executive Officer)
Heidi G. Petz
* JOHN G. MORIKIS	Executive Chairman, Director
John G. Morikis
* ALLEN J. MISTYSYN	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Allen J. Mistysyn
* JANE M. CRONIN	Senior Vice President – Enterprise Finance (Principal Accounting Officer)
Jane M. Cronin
* KERRII B. ANDERSON	Director
Kerrii B. Anderson
* ARTHUR F. ANTON	Director
Arthur F. Anton
* JEFF M. FETTIG	Director
Jeff M. Fettig
* CHRISTINE A. POON	Director
Christine A. Poon
* AARON M. POWELL	Director
Aaron M. Powell
* MARTA R. STEWART	Director
Marta R. Stewart
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* THOMAS L. WILLIAMS	Director
Thomas L. Williams

*	The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	MARY L. GARCEAU	February 20, 2024
Mary L. Garceau, Attorney-in-fact