Form 10-Q
period 2024-03-31
SHERWIN WILLIAMS CO
filed 2024-04-30
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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

Common Stock, $0.33-1/3 Par Value – 253,549,049 shares as of March 31, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended March 31,
	2024	2023
Net sales	$5,367.3	$5,442.4
Cost of goods sold	2,836.3	3,021.5
Gross profit	2,531.0	2,420.9
Percent to net sales	47.2%	44.5%
Selling, general and administrative expenses	1,799.8	1,693.0
Percent to net sales	33.5%	31.1%
Other general expense - net	2.0	10.5
Interest expense	103.0	109.3
Interest income	(6.1)	(3.5)
Other income - net	(7.7)	(3.2)
Income before income taxes	640.0	614.8
Income taxes	134.8	137.4
Net income	$505.2	$477.4

Net income per common share:
Basic	$2.00	$1.86
Diluted	$1.97	$1.84

Weighted average shares outstanding:
Basic	252.5	256.7
Diluted	255.8	259.7
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended
	March 31,
	2024	2023
Net income	$505.2	$477.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(75.3)	40.2
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(4.5)	(4.5)
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(0.9)
Other comprehensive (loss) income	(80.7)	34.8
Comprehensive income	$424.5	$512.2
(1)    The three months ended March 31, 2024 and 2023 include unrealized gains (losses), net of taxes, of $18.3 million and $(4.2) million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $1.5 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.
(3)    Net of taxes of $0.3 million for the three months ended March 31, 2024 and 2023.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$179.9	$276.8	$151.4
Accounts receivable, net	2,809.1	2,467.9	2,909.2
Inventories	2,378.0	2,329.8	2,707.8
Other current assets	475.4	438.4	524.4
Total current assets	5,842.4	5,512.9	6,292.8
Property, plant and equipment, net	3,008.8	2,836.8	2,362.0
Goodwill	7,621.4	7,626.0	7,445.4
Intangible assets	3,777.5	3,880.5	4,103.5
Operating lease right-of-use assets	1,878.9	1,887.4	1,854.2
Other assets	1,299.1	1,210.8	1,072.0
Total assets	$23,428.1	$22,954.4	$23,129.9

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,256.3	$374.2	$1,481.3
Accounts payable	2,453.9	2,315.0	2,513.6
Compensation and taxes withheld	560.2	862.7	528.0
Accrued taxes	240.0	197.4	315.1
Current portion of long-term debt	1,349.1	1,098.8	0.6
Current portion of operating lease liabilities	454.0	449.3	430.2
Other accruals	1,170.0	1,329.5	1,037.2
Total current liabilities	7,483.5	6,626.9	6,306.0
Long-term debt	8,129.5	8,377.9	9,593.1
Postretirement benefits other than pensions	133.2	133.2	139.3
Deferred income taxes	666.3	683.1	739.9
Long-term operating lease liabilities	1,495.1	1,509.5	1,494.9
Other long-term liabilities	2,016.8	1,908.0	1,689.9
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
253.5 million, 254.5 million and 257.9 million shares outstanding
at March 31, 2024, December 31, 2023 and March 31, 2023, respectively	92.0	91.8	91.3
Other capital	4,298.8	4,193.6	3,998.0
Retained earnings	5,611.0	5,288.3	3,844.1
Treasury stock, at cost	(5,793.1)	(5,233.6)	(4,100.8)
Accumulated other comprehensive loss	(705.0)	(624.3)	(665.8)
Total shareholders' equity	3,503.7	3,715.8	3,166.8
Total liabilities and shareholders’ equity	$23,428.1	$22,954.4	$23,129.9
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES
Net income	$505.2	$477.4
Adjustments to reconcile net income to net operating cash:
Depreciation	71.1	70.4
Non-cash lease expense	116.6	109.0
Amortization of intangible assets	82.1	83.7
Stock-based compensation expense	24.6	22.5
Amortization of non-traded investments	20.1	19.4
Gain on sale or disposition of assets	(3.4)	(4.6)
Provisions for environmental-related matters	3.6	12.7
Other postretirement benefit plan net cost	(6.1)	(4.5)
Deferred income taxes	(16.4)	(2.7)
Other	1.7	8.4
Change in working capital accounts - net	(682.1)	(534.2)
Change in operating lease liabilities	(117.8)	(109.6)
Costs incurred for environmental-related matters	(6.7)	(4.4)
Other	(51.4)	(55.3)
Net operating cash	(58.9)	88.2

INVESTING ACTIVITIES
Capital expenditures	(283.8)	(209.9)
Acquisition of business, net of cash acquired	—	(0.3)
Other	(37.5)	(23.2)
Net investing cash	(321.3)	(233.4)

FINANCING ACTIVITIES
Net increase in short-term borrowings	882.5	503.0
Payments of cash dividends	(182.5)	(156.5)
Proceeds from stock options exercised	78.2	11.4
Treasury stock purchased	(545.5)	(301.7)
Proceeds from real estate financing transactions	77.0	66.5
Other	(20.1)	(24.6)
Net financing cash	289.6	98.1

Effect of exchange rate changes on cash	(6.3)	(0.3)
Net decrease in cash and cash equivalents	(96.9)	(47.4)
Cash and cash equivalents at beginning of year	276.8	198.8
Cash and cash equivalents at end of period	$179.9	$151.4

Supplemental cash flow information
Income taxes paid	$69.7	$40.7
Interest paid	$107.5	$113.0
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$91.8	$4,193.6	$5,288.3	$(5,233.6)	$(624.3)	$3,715.8
Net income			505.2			505.2
Other comprehensive loss					(80.7)	(80.7)
Treasury stock purchased				(545.5)		(545.5)
Stock-based compensation activity	0.2	104.3		(14.0)		90.5
Other adjustments		0.9				0.9
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at March 31, 2024	$92.0	$4,298.8	$5,611.0	$(5,793.1)	$(705.0)	$3,503.7

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1
Net income			477.4			477.4
Other comprehensive income					34.8	34.8
Treasury stock purchased				(301.7)		(301.7)
Stock-based compensation activity	0.1	33.8		(23.5)		10.4
Other adjustments		0.3				0.3
Cash dividends -- $0.605 per share			(156.5)			(156.5)
Balance at March 31, 2023	$91.3	$3,998.0	$3,844.1	$(4,100.8)	$(665.8)	$3,166.8
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended March 31, 2024 and 2023
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2024 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
Since December 31, 2023, accounting estimates were revised as necessary during the first three months of 2024 based on new information and changes in facts and circumstances. Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2023 have been reclassified to conform to the 2024 presentation.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $238.7 million, $213.1 million and $251.3 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
Non-Traded Investments
The Company has invested in U.S. affordable housing, historic renovation and other real estate investments (Non-Traded Investments) that have been identified as variable interest entities which qualify for certain tax credits and other tax benefits. Since the Company does not have the power to direct the day-to-day operations of the Non-Traded Investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. Therefore, in accordance with the Consolidation Topic of the Accounting Standards Codification (ASC), the Non-Traded Investments are not consolidated.
Under the Investments - Equity Method and Joint Ventures Topic of the ASC, the Company uses the proportional amortization method, whereby the initial cost and any subsequent changes in the level of investment of Non-Traded Investments is amortized in proportion to the receipt of related tax credits. The Company reasonably expects amortization based on the receipt of tax credits would produce a measurement substantially similar to amortization based on the receipt of tax credits and other tax benefits. Both the amortization and related tax credits and other tax benefits are recognized in Income tax expense on the Statements of Consolidated Net Income. In the three months ended March 31, 2024, the Company received tax credits and other tax benefits of $21.8 million and proportionally recognized $20.1 million in the amortization of Non-Traded Investments. In the three months ended March 31, 2023, the Company received tax credits and other tax benefits of $24.3 million and proportionally recognized $19.4 million in the amortization of Non-Traded Investments. The tax credits and other tax benefits received are presented in Deferred income taxes and as a change in Accrued taxes within Operating activities on the Statements of Condensed Consolidated Cash Flows.

The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred tax asset within Deferred income taxes. The following table summarizes the balances related to the Non-Traded Investments and related tax credits and other tax benefits:

	March 31,	December 31,	March 31,
	2024	2023	2023
Other assets	$688.0	$675.0	$573.8
Other accruals	55.9	80.9	75.0
Other long-term liabilities	592.1	568.2	482.1
Reduction of Accrued taxes	21.8	94.8	24.3
Net deferred income tax asset	24.6	19.4	25.8
NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted
Effective January 1, 2024, the Company adopted Accounting Standards Update (ASU) 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for investments in tax credit structures using the proportional amortization method.” This ASU allows entities to apply the proportional amortization method to all tax equity investments if certain conditions are met. In addition, the ASU requires certain disclosures about the nature and financial implications of tax equity investments on an entity’s financial position, results of operations and cash flows, including the impact of transition on the periods presented, if any. The adoption of the ASU did not materially affect the Company’s financial position, results of operations or cash flows since the Company has historically applied the proportional amortization method to its Non-Traded Investments, however, certain disclosures have been added based on the requirements of the ASU. See Note 1 for further details.
Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 will be effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.
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
Divestitures
Closed in Prior Year
During the third quarter of 2023, the Company completed the divestiture of the China architectural business. An immaterial working capital adjustment was finalized during the first quarter of 2024.
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	March 31,	December 31,	March 31,
	2024	2023	2023
Finished goods	$1,864.4	$1,810.9	$2,093.9
Work in process and raw materials	513.6	518.9	613.9
Inventories	$2,378.0	$2,329.8	$2,707.8
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on the Company’s inventory valuation, see Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	March 31,	December 31,	March 31,
	2024	2023	2023
Land	$256.3	$257.5	$264.7
Buildings	1,078.8	1,048.7	1,211.8
Machinery and equipment	3,538.1	3,459.8	3,306.6
Construction in progress	1,262.4	1,111.0	638.6
Property, plant and equipment, gross	6,135.6	5,877.0	5,421.7
Less allowances for depreciation	3,126.8	3,040.2	3,059.7
Property, plant and equipment, net	$3,008.8	$2,836.8	$2,362.0
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.

NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	March 31,	December 31,	March 31,
	2024	2023	2023
Long-term debt (including current portion)	$9,478.6	$9,476.7	$9,593.7
Short-term borrowings	1,256.3	374.2	1,481.3
Total debt outstanding	$10,734.9	$9,850.9	$11,075.0
Short-Term Borrowings
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At March 31, 2024, the Company had unused capacity under its various credit agreements of $2.445 billion. The following table summarizes the Company’s short-term borrowings:

	March 31,	December 31,	March 31,
	2024	2023	2023
Short-term borrowings:
Domestic commercial paper	$1,235.3	$347.7	$1,452.3
Foreign facilities	21.0	26.5	29.0
Total	$1,256.3	$374.2	$1,481.3

Weighted average interest rate:
Domestic commercial paper	5.5%	5.5%	5.1%
Foreign facilities	3.5%	3.6%	3.7%
For further details on the Company’s debt, including available credit facilities and related agreements, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost (credit) for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Three Months Ended March 31:
Service cost	$0.9	$0.8	$1.2	$1.1	$0.1	$0.1
Interest cost	1.3	1.2	3.0	2.9	1.7	1.9
Expected return on assets	(2.1)	(1.8)	(2.8)	(3.1)
Amortization of prior service cost (credit)	0.5	0.3		(0.1)	(6.0)	(6.0)
Amortization of actuarial gains	(0.1)		(0.3)	(0.4)	(0.1)
Net periodic benefit cost (credit)	$0.5	$0.5	$1.1	$0.4	$(4.3)	$(4.0)
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other income - net. For further details on the Company’s pension and other postretirement benefits, see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 8 - OTHER LONG-TERM LIABILITIES
Environmental Matters
The operations of the Company, like those of other companies in its industry, are subject to various domestic and foreign environmental laws and regulations. These laws and regulations not only govern current operations and products, but also impose potential liability on the Company for past operations. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and the industry in the future. Management believes that the Company conducts its operations in compliance with applicable environmental laws, regulations and requirements and has implemented various programs designed to help protect the environment and promote continued compliance.
The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites (including sites that were previously owned and/or operated by businesses acquired by the Company). In addition, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third-party sites, primarily Superfund sites. In general, these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. The Company may be similarly designated with respect to additional third-party sites in the future.
The Company initially provides for estimated costs of environmental-related activities relating to its past operations and third-party sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. Costs for environmental-related activities may not be reasonably estimable, particularly at early stages of investigation, and therefore would not be included in the accrued amount. The costs which are estimable are mostly undiscounted and determined based on currently available facts regarding each site. If the reasonably estimable costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is provided.
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2024 and 2023, the Company had accruals reported on the balance sheet as Other long-term liabilities of $224.8 million and $248.2 million, respectively. Estimated costs of current investigation and remediation activities of $92.4 million and $50.2 million are included in Other accruals at March 31, 2024 and 2023, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $92.9 million higher than the minimum accruals at March 31, 2024.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2024. At March 31, 2024, $268.6 million, or 84.7% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $92.9 million at March 31, 2024, $68.9 million, or 74.2%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At March 31, 2024, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Asset Retirement Obligation
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
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. These arrangements primarily consist of the new headquarters currently under construction, for which the Company expects to receive total proceeds approximating $800 million to $850 million on an incremental basis until completion of construction. During the first quarter of 2024 and 2023, the Company received $77.0 million and $66.5 million, respectively. The net proceeds from this transaction and other real estate financing transactions are recognized within the Financing Activities section of the Statements of Consolidated Cash Flows.

The corresponding financing obligation for the new headquarters on the Consolidated Balance Sheets was $594.0 million and $274.2 million at March 31, 2024 and March 31, 2023, respectively. The short-term portion of the liability recorded in Other accruals was $43.3 million and $24.8 million at March 31, 2024 and March 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, interest of $9.4 million and $4.0 million, respectively, was capitalized within the long-term portion of the liability in Other long-term liabilities. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning real estate financing.
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
Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions, and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs have sought various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. The Company is vigorously defending such litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. The Company will continue to vigorously defend against any additional lead pigment and lead-based paint litigation that may be filed, including utilizing all avenues of appeal, if necessary.
Litigation is inherently subject to many uncertainties, including costs, unpredictable court or jury decisions, and differing laws in jurisdictions where the Company operates, and the Company ultimately may not prevail. Adverse court rulings or determinations of liability in a particular case, among other factors, could affect other lead pigment and lead-based paint litigation against the Company and encourage an increase in the number and nature of future claims and proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful.
Due to the uncertainties involved, management is unable to predict the outcome of the lead pigment and lead-based paint litigation, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. Except with respect to the litigation in the California Proceedings, discussed below, the Company has not accrued any amounts for such litigation because the Company does not believe it is probable that a loss has occurred, or the Company believes it is not possible to estimate the range of potential losses. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
Public Nuisance Claim Litigation. The Company and other companies were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island; the City of St. Louis, Missouri; various cities and counties in the State of New Jersey; various cities in the State of Ohio and the State of Ohio; the City of Chicago, Illinois; the City of Milwaukee, Wisconsin; the County of Santa Clara, California, and other public entities in the State of California (the California Proceedings); and Lehigh and Montgomery Counties in Pennsylvania (together, the Pennsylvania Proceedings). Except for the California Proceedings in which the Company reached a court-approved agreement in 2019 after nearly twenty years of litigation, all of the legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.
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
Wisconsin Proceedings. In April 2016, the United States District Court for the Eastern District of Wisconsin consolidated three cases (Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al., and Glenn Burton, Jr. v. American Cyanamid, et al.) for purposes of trial. A trial was held in May 2019 and resulted in a jury verdict for the three plaintiffs in the amount of $2.0 million each for a total of $6.0 million against the Company and two other defendants (Armstrong Containers Inc. and E.I. du Pont de Nemours). Post-trial motions resulted in reduced damages award to one plaintiff. Subsequently, the Company filed a notice of appeal with the Seventh Circuit with respect to each of the Owens, Sifuentes and Burton cases. On April 15, 2021, the Seventh Circuit reversed the judgments and held that the Company was entitled to judgment as a matter of law on all claims filed by the three plaintiffs. The plaintiffs filed a petition with the Seventh Circuit on April 27, 2021, seeking a rehearing en banc and, in the alternative, a request for certification of questions to the Wisconsin Supreme Court. The plaintiffs’ petition was denied.
On May 20, 2021, as a result of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases, the Company and the three other defendants filed motions for summary judgment to dismiss all claims of the approximately 150 plaintiffs then pending in the Eastern District of Wisconsin. On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants on all claims then pending in the district court. On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. As part of the plaintiffs’ appellate reply brief to the

Seventh Circuit, the plaintiffs included a motion to certify issues to the Wisconsin Supreme Court. On February 9, 2024, the Seventh Circuit declined to certify any issues to the Wisconsin Supreme Court and affirmed the district court’s summary judgment in favor of the Company and the other defendants in all claims except involving those filed by three plaintiffs, whose cases were remanded to the district court for further proceedings. On March 4, 2024, the Seventh Circuit denied all of the plaintiffs’ request for a stay pending a petition for writ of certiorari and issued its mandate on March 11, 2024. Upon remand of the cases filed by the three remaining plaintiffs, the Company and the other defendants filed a motion for summary judgment on March 12, 2024. On April 3, 2024, the three plaintiffs filed a motion to amend their pleadings and to stay defendants’ renewed motion for summary judgment. On April 22, 2024, the district court granted plaintiffs’ motion to amend their pleadings to the extent that plaintiffs may file an amended complaint on or before May 7, 2024. The district court denied plaintiffs’ motion to stay defendants’ summary judgment but extended plaintiffs’ deadline for responding to defendants’ summary judgment motion to June 13, 2024.
In a separate proceeding, on August 24, 2021, the plaintiff in Arrieona Beal v. Hattie and Jerry Mitchell filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. Plaintiff previously had sued her landlords. In March 2022, the Company removed the case to the Eastern District of Wisconsin. The plaintiff filed a motion to remand the case to the state circuit court, and on September 30, 2023, the case was remanded to state court. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL Industries, Inc., and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. The parties are conducting discovery, and the state court held a scheduling conference on April 22, 2024. Plaintiff has reported that she would like to file a motion for partial judgment on the pleadings and a motion hearing has been scheduled for August 6, 2024.
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
An ultimate loss in the insurance coverage litigation would mean that insurance proceeds could be unavailable under the policies at issue to mitigate any ultimate abatement related costs and liabilities. The Company has not recorded any assets related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual. Therefore, an ultimate loss in the insurance coverage litigation without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, however, except with respect to the litigation in the California Proceedings discussed above, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The parties are conducting expert discovery. Trial is scheduled to start on October 15, 2024.
NOTE 10 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2024		2023
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.715	$182.5	$0.605	$156.5
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of March 31, 2024, the Company had remaining authorization from its Board of Directors to purchase 37.9 million shares of its common stock. The table below summarizes share repurchases during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Treasury stock purchases (in millions)	$545.5	$301.7
Treasury stock purchases (shares)	1,700,000	1,300,000
Average price per share	$320.86	$232.08
Other Activity
During the three months ended March 31, 2024, 638,201 stock options were exercised at a weighted average price per share of $125.58. In addition, 119,141 restricted stock units vested during the same period.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2023	$(716.9)	$64.3	$28.3	$(624.3)
Amounts recognized in AOCI (1)	(75.3)			(75.3)
Amounts reclassified from AOCI (2), (3)		(4.5)	(0.9)	(5.4)
Balance at March 31, 2024	$(792.2)	$59.8	$27.4	$(705.0)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $18.3 million during the three months ended March 31, 2024. See Note 12.
(2)    Pension and other postretirement benefit adjustments are net of taxes of $1.5 million for the three months ended March 31, 2024. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.3 million for the three months ended March 31, 2024. See Statements of Consolidated Comprehensive Income.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2022	$(810.8)	$78.3	$31.9	$(700.6)
Amounts recognized in AOCI (1)	40.2			40.2
Amounts reclassified from AOCI (2), (3)		(4.5)	(0.9)	(5.4)
Balance at March 31, 2023	$(770.6)	$73.8	$31.0	$(665.8)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $(4.2) million during the three months ended March 31, 2023. See Note 12.
(2)    Pension and other postretirement benefit adjustments are net of taxes of $1.7 million for the three months ended March 31, 2023. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.3 million for the three months ended March 31, 2023. See Statements of Consolidated Comprehensive Income.
NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has U.S. Dollar to Euro cross currency swap contracts with various counterparties to hedge the Company's net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The outstanding contracts as of March 31, 2024 are summarized in the table below.

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

	March 31,	December 31,	March 31,
	2024	2023	2023
Other current assets	$2.6	$—	$—
Other assets	0.7	—	3.7
Other accruals	—	12.0	—
Other long-term liabilities	3.4	12.4	0.2
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses) for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Gains (losses)	$24.3	$(5.6)
Tax effect	(6.0)	1.4
Gains (losses), net of taxes	$18.3	$(4.2)

Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other income - net. See Note 15. There were no material foreign currency option and forward contracts outstanding at March 31, 2024, December 31, 2023 and March 31, 2023.
NOTE 13 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at March 31, 2024 and December 31, 2023. Except for the acquisition related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$90.7	$90.7			$84.7	$84.7
Net investment hedges	3.3		3.3		—
Available-for-sale debt securities	4.7		4.7		—
	$98.7	$90.7	$8.0	$—	$84.7	$84.7	$—	$—

Liabilities:
Net investment hedges	$3.4	$—	$3.4	—	$24.4	$—	$24.4	$—
The deferred compensation plan assets consist of the investment funds maintained for the future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares. The deferred compensation plan assets also include partnership funds measured using net asset value (or its equivalent) as a practical expedient, which are not classified in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the fair value of the partnership funds was $6.6 million and $6.4 million, respectively. The cost basis of all investments within the deferred compensation plan was $78.1 million and $76.3 million at March 31, 2024 and December 31, 2023, respectively.
The net investment hedges represent the fair value of outstanding cross currency swap contracts (see Note 12). The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the Euro foreign currency rate.
The available-for-sale debt securities consist of bonds issued by a foreign government and mature in 2027. The fair value is based on pricing models that use observable data from a market with limited activity. The cost basis at March 31, 2024 was $6.7 million.

The fair value of the Company’s publicly traded debt is based on quoted market prices. The fair value of the Company’s non-publicly traded debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The Company’s publicly traded debt and non-traded debt are classified as Level 1 and Level 2, respectively, in the fair value hierarchy. The following table summarizes the carrying amounts and fair values of the Company’s publicly traded debt and non-publicly traded debt.

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,477.9	$8,464.2	$9,475.8	$8,615.1
Non-publicly traded debt	0.7	0.6	0.9	0.8
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
Refer to Note 18 for the Company's disaggregation of Net sales by Reportable Segment. As the Reportable Segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Approximately 80% of the Company’s net sales are in the Company’s North America region (which is comprised of the United States, Canada and the Caribbean region), slightly less than 10% in the EMEAI region (Europe, Middle East, Africa and India), with the remaining global regions accounting for the residual balance. No country outside of the United States is individually significant.
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

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2023	$2,467.9	$46.2	$151.7	$365.7	$3.8
Balance at March 31, 2024	2,809.1	61.5	226.3	254.0	4.7
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
The following table summarizes the movement in the Company's allowance for current expected credit losses:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$59.6	$56.6
Bad debt expense	18.1	14.0
Uncollectible accounts written off, net of recoveries	(12.0)	(3.6)
Ending balance	$65.7	$67.0

NOTE 15 - OTHER
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended March 31,
	2024	2023
Provisions for environmental matters - net	$3.6	$12.7
Gain on sale or disposition of assets	(3.4)	(4.6)
Other	1.8	2.4
Other general expense - net	$2.0	$10.5
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
The gain on sale or disposition of assets represents gains associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.
Other income - net
Included in Other income - net were the following:

	Three Months Ended March 31,
	2024	2023
Net investment gains	$(5.1)	$(3.2)
Net expense from banking activities	3.3	3.9
Foreign currency transaction related losses - net	7.6	6.8
Miscellaneous periodic benefit income	(4.9)	(5.1)
Other income	(9.0)	(14.6)
Other expense	0.4	9.0
Other income - net	$(7.7)	$(3.2)
Net investment gains primarily relate to the change in market value of the investments held in the deferred compensation plan and bonds issued by a foreign government. See Note 13 for additional information on the fair value of these investments.
Foreign currency transaction related losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized losses from foreign currency option and forward contracts. See Note 12 for additional information regarding these foreign currency contracts.
Miscellaneous periodic benefit income consists of the non-service components of pension and other postretirement benefit net periodic benefit cost (credit). See Note 7.
Other income and other expense include items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no other items within the other income or other expense caption that were individually significant.

NOTE 16 - INCOME TAXES
The effective tax rate was 21.1% for the first quarter of 2024, compared to 22.3% for the first quarter of 2023. The decrease in the effective tax rate was primarily due to a more favorable impact of tax benefits related to employee share-based payments in the first quarter of 2024 compared to the same period last year. This benefit was partially offset by unfavorable audit settlements in the first quarter of 2024. The other significant components of the Company’s effective tax rate were consistent year-over-year.
At December 31, 2023, the Company had $121.8 million in unrecognized tax benefits, the recognition of which would have an effect of $109.4 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2023 was $8.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2023, the Company had accrued $20.4 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2023 during the three months ended March 31, 2024.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2013 through 2016 income tax returns in 2023 and paid the related assessments in the fourth quarter of 2023 and first quarter of 2024. The Company finalized the IRS audit for the 2011 income tax return in 2023 and expects to pay the related assessment in 2024. The IRS is currently auditing the Company’s 2017 through 2019 income tax returns. As of March 31, 2024, the federal statute of limitations has not expired for the 2017 through 2023 tax years.
At March 31, 2024, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2023. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2023.
NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended March 31,
	2024	2023
Basic
Net income	$505.2	$477.4
Average shares outstanding	252.5	256.7
Basic net income per share	$2.00	$1.86

Diluted
Net income	$505.2	$477.4
Average shares outstanding assuming dilution:
Average shares outstanding	252.5	256.7
Stock options and other contingently issuable shares (1)	3.3	3.0
Average shares outstanding assuming dilution	255.8	259.7
Diluted net income per share	$1.97	$1.84
(1)There were 0.1 million and 2.8 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2024 and 2023, respectively.

NOTE 18 - REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company determined it has three reportable segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Refer to Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further details on the Company's Reportable Segments.

	Three Months Ended March 31, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$2,873.0	$811.0	$1,681.9	$1.4	$5,367.3
Intersegment transfers	—	1,211.8	37.1	(1,248.9)	—
Total net sales and intersegment transfers	2,873.0	2,022.8	1,719.0	(1,247.5)	5,367.3

Segment profit	493.2	153.4	237.7		884.3
Interest expense				(103.0)	(103.0)
Administrative expenses and other				(141.3)	(141.3)
Income before income taxes	$493.2	$153.4	$237.7	$(244.3)	$640.0

	Three Months Ended March 31, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$2,859.1	$872.7	$1,709.8	$0.8	$5,442.4
Intersegment transfers	—	1,253.4	48.5	(1,301.9)	—
Total net sales and intersegment transfers	2,859.1	2,126.1	1,758.3	(1,301.1)	5,442.4

Segment profit	526.7	93.8	218.9		839.4
Interest expense				(109.3)	(109.3)
Administrative expenses and other				(115.3)	(115.3)
Income before income taxes	$526.7	$93.8	$218.9	$(224.6)	$614.8

In the reportable segment financial information, Segment profit represents each reportable segment’s Income before income taxes. Due to the nature of the Company’s integrated manufacturing operations and centralized administrative and information technology support, a substantial amount of allocations are made to determine segment financial information. Domestic intersegment transfers are primarily accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs for paint products. Non-paint domestic and all international intersegment transfers are primarily accounted for at values comparable to normal unaffiliated customer sales. All intersegment transfers are eliminated within the Administrative function. In 2023, absorbed manufactured cost standards for domestic intersegment transfers were established inclusive of forecasted cost reductions from planned initiatives for which unfavorable deviations were recognized within the Consumer Brands Group. The manufactured cost standards established at the beginning of 2024 did not include forecasted cost reductions.
Net sales of all consolidated foreign subsidiaries were $1.103 billion and $1.087 billion for the three months ended March 31, 2024 and 2023, respectively. Long-lived assets of these subsidiaries totaled $3.524 billion and $3.458 billion at March 31, 2024 and 2023, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated Net sales in 2024 and 2023.
For further details on the Company's Reportable Segments, see Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
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
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative function in the same way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 18 of Item 1 for additional information on the Company's Reportable Segments.
SUMMARY
•Consolidated Net sales decreased 1.4% in the quarter to $5.367 billion
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months were approximately flat in the quarter
•Diluted net income per share increased 7.1% to $1.97 per share in the quarter compared to $1.84 per share in the first quarter 2023
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) in the quarter increased 2.0% to $896.2 million in the quarter, or 16.7% of Net sales
OUTLOOK
We remain highly confident in our customer focused strategy and are well-positioned as the painting season begins. While uncertainties persist in the macroeconomic environment, we are encouraged by pro architectural demand and sentiment in the second quarter. We will continue to prioritize investments in new stores, sales and technical personnel, innovation, digital and other growth initiatives that will allow us to capitalize on our strengths and help our customers be successful. Demand in the Performance Coatings Group is expected to remain variable by business and region. We remain committed to our differentiated strategy, capabilities, product and service solutions, and our people.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy. We will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $179.9 million in cash and $2.445 billion of unused capacity under our credit facilities at March 31, 2024. We are, and expect to remain, in compliance with bank covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2024 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three months ended March 31, 2024 and 2023.
Net Sales

	Three Months Ended March 31,
	2024	2023	$ Change	% Change	Currency Impact	Acquisitions and Divestitures Impact
Paint Stores Group	$2,873.0	$2,859.1	$13.9	0.5%	—%	—%
Consumer Brands Group	811.0	872.7	(61.7)	(7.1)%	(1.1)%	(2.6)%
Performance Coatings Group	1,681.9	1,709.8	(27.9)	(1.6)%	0.4%	1.3%
Administrative	1.4	0.8	0.6	75.0%	—%	—%
Total	$5,367.3	$5,442.4	$(75.1)	(1.4)%	(0.1)%	—%
Three Months Ended March 31, 2024
Consolidated Net sales decreased by 1.4% in the first quarter of 2024 primarily due to lower sales volumes in the Consumer Brands Group (inclusive of the impact from the divestiture of the China architectural business and a non-core domestic aerosol business in the prior year) and the Performance Coatings Group in North America. Net sales in the Paint Stores Group was essentially flat in the quarter. Net sales of all consolidated foreign subsidiaries increased to $1.103 billion in the first quarter compared to $1.087 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was due to growth in the Europe region, partially offset by lower Net sales in the Asia region from the divestiture of the China architectural business. Net sales in the Latin America region was essentially flat in the quarter. Net sales of all operations other than consolidated foreign subsidiaries decreased to $4.264 billion in the first quarter compared to $4.355 billion in the same period last year.
Net sales in the Paint Stores Group increased by 0.5% in the first quarter primarily due to a modest impact from the February 2024 price increase with sales volume approximately flat year-over-year. Net sales growth in the residential repaint, commercial and protective & marine end markets was partially offset by lower Net sales in the new residential and property maintenance end markets. Net sales from stores open for more than twelve calendar months were approximately flat in the quarter. Net sales of non-paint products decreased 1.3% compared to last year's first quarter. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 7.1% in the first quarter primarily due to a mid-single digit percentage sales volume decline, the impact from the divestitures in the prior year, which reduced sales by approximately 2.6% in the quarter and unfavorable currency translation. Sales volume decreased in North America, but was partially offset by sales volume growth in Europe and selling price increases in Latin America and Europe, which impacted Net sales by a low-single digit percentage.
Net sales in the Performance Coatings Group decreased by 1.6% in the first quarter primarily due to a low-single digit percentage sales volume decline. Lower sales volumes in North America and Latin America were partially offset by higher sales volumes in Europe, inclusive of acquisition impact which increased sales by approximately 1.3% in the quarter, and Asia. Selling prices also unfavorably impacted Net sales by a low-single digit percentage, which was partially offset by favorable currency translation.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended March 31,
	2024		2023
		% of Net Sales		% of Net Sales
Net sales	$5,367.3	100.0%	$5,442.4	100.0%
Cost of goods sold	2,836.3	52.8%	3,021.5	55.5%
Gross profit	2,531.0	47.2%	2,420.9	44.5%
SG&A	1,799.8	33.5%	1,693.0	31.1%
Other general expense - net	2.0	—%	10.5	0.2%
Interest expense	103.0	1.9%	109.3	2.0%
Interest income	(6.1)	—%	(3.5)	(0.1)%
Other income - net	(7.7)	(0.1)%	(3.2)	—%
Income before income taxes	$640.0	11.9%	$614.8	11.3%
Three Months Ended March 31, 2024
Consolidated Cost of goods sold decreased $185.2 million, or 6.1%, in the first quarter of 2024 compared to the same period in 2023 due primarily to moderating raw material costs and lower sales volumes in the Consumer Brands Group (inclusive of the impact from the divestitures in the prior year) and the Performance Coatings Group. Currency translation rate changes increased Cost of goods sold by an insignificant amount in the first quarter of 2024.
Consolidated gross profit increased $110.1 million in the first quarter of 2024 compared to the same period in 2023. Consolidated gross profit as a percent of consolidated Net sales increased in the first quarter to 47.2% compared to 44.5% during the same period in 2023. Consolidated gross profit dollars increased primarily due to moderating raw material costs, partially offset by lower sales volumes in the Consumer Brands Group (inclusive of the impact from the divestitures in the prior year) and the Performance Coatings Group.
The Paint Stores Group’s gross profit in the first quarter was higher than the same period last year by $28.9 million due primarily to moderating raw material costs and a modest impact from the recently announced price increase. The Paint Stores Group’s gross profit as a percent of Net sales increased in the first quarter compared to the same period in 2023 for these same reasons. The Consumer Brands Group’s gross profit increased by $71.5 million in the first quarter compared to the same period last year due primarily to higher fixed cost absorption in the manufacturing and distribution operations within the segment, moderating raw material costs, and selling price increases, partially offset by a sales volume decrease. The Consumer Brands Group’s gross profit as a percent of Net sales increased in the first quarter compared to the same period in 2023 for these same reasons. The Performance Coatings Group’s gross profit increased $5.8 million in the first quarter compared to the same period last year due primarily to moderating raw material costs, partially offset by lower sales volume and selling prices. The Performance Coatings Group’s gross profit as a percent of Net sales increased in the first quarter compared to the same period last year for these same reasons.
Consolidated selling, general and administrative expenses (SG&A) increased $106.8 million in the first quarter versus the same period last year due primarily to higher employee-related costs and investments in long-term growth strategies including expenses to support net new store openings. As a percent of Net sales, consolidated SG&A increased 240 basis points in the first quarter compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $55.4 million in the first quarter compared to the same period last year due primarily to higher employee-related costs and investments in long-term growth initiatives, including increased spending from new store openings. The Consumer Brands Group’s SG&A increased $7.9 million in the first quarter compared to the same period last year due primarily to higher employee-related costs. The Performance Coatings Group’s SG&A decreased $0.2 million in the first quarter compared to the same period last year. The Administrative function’s SG&A increased $43.7 million in the first quarter compared to the same period last year due primarily to higher employee-related costs and increased expenses related to digital technologies and systems.
Other general expense - net decreased $8.5 million in the first quarter compared to the same period last year primarily due to a decrease in provisions for environmental matters in the Administrative function. See Note 15 of Item 1 for additional information.

Interest expense decreased $6.3 million in the first quarter compared to the same period last year due primarily to a decrease in outstanding debt. See Note 6 of Item 1 for additional information on the Company’s outstanding debt.
Other income - net increased $4.5 million in the first quarter compared to the same period last year due primarily to higher returns on investments held in the Administrative function. See Note 15 of Item 1 for additional information.
The following table presents Income before income taxes by segment and as a percentage of Net sales by segment:

	Three Months Ended March 31,
	2024	2023	% Change
Income Before Income Taxes:
Paint Stores Group	$493.2	$526.7	(6.4)%
Consumer Brands Group	153.4	93.8	63.5%
Performance Coatings Group	237.7	218.9	8.6%
Administrative	(244.3)	(224.6)	(8.8)%
Total	$640.0	$614.8	4.1%

Income Before Income Taxes as a % of Net Sales:
Paint Stores Group	17.2%	18.4%
Consumer Brands Group	18.9%	10.7%
Performance Coatings Group	14.1%	12.8%
Administrative	nm	nm
Total	11.9%	11.3%

nm - not meaningful
Income Tax Expense
The effective tax rate was 21.1% for the first quarter of 2024 compared to 22.3% for the first quarter of 2023. The decrease in the effective tax rate for the first quarter was due primarily to a more favorable impact of tax benefits related to employee share-based payments in the first quarter of 2024 compared to the same period last year. This benefit was partially offset by unfavorable audit settlements in the first quarter of 2024. The other significant components of the Company’s effective tax rate were consistent in both comparable periods. See Note 16 of Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the first quarter of 2024 increased 7.1% to $1.97 per share compared to $1.84 per share in the first quarter of 2023. Diluted net income per share included a $0.20 per share charge for acquisition-related amortization expense in both the first quarter of 2024 and 2023. Currency translation rate changes did not have a meaningful impact on diluted net income per share in the first quarter of 2024.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at March 31, 2024. The Company used $58.9 million in Net operating cash during the first quarter of 2024 primarily as a result of seasonal increases in working capital requirements, partially offset by Net income. This Net operating cash usage was funded through an increase in Short-term borrowings. The Company returned cash of $728.0 million to its shareholders in the form of dividends and share repurchases during the first quarter of 2024. The Company’s EBITDA increased 2.0% to $896.2 million. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At March 31, 2024, the Company had Cash and cash equivalents of $179.9 million and total debt outstanding of $10.735 billion. Total debt, net of cash and cash equivalents, was $10.555 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $1.628 billion to a deficit of $1.641 billion at March 31, 2024 compared to a deficit of $13.2 million at March 31, 2023. The net working capital decrease is due to an increase in current liabilities and a decrease in current assets.
Current asset balances decreased $450.4 million at March 31, 2024 compared to March 31, 2023 primarily due to a decrease in Inventories of $329.8 million driven by lower inventory levels and moderating raw material costs, a decrease of $100.1 million in Accounts receivable, net and a decrease of $49.0 million in Other current assets primarily due to a decrease in refundable income taxes and other tax receivables. These decreases were partially offset by an increase in Cash and cash equivalents of $28.5 million.
Current liability balances increased $1.178 billion at March 31, 2024 compared to March 31, 2023 primarily due to an increase in Current portion of long-term debt of $1.349 billion, an increase in Other accruals of $132.8 million, an increase in Compensation and taxes withheld of $32.2 million and an increase in the Current portion of operating lease liabilities of $23.8 million, partially offset by a decrease in Short-term borrowings of $225.0 million, a decrease in Accrued taxes of $75.1 million and a decrease in Accounts payable of $59.7 million primarily due to the timing of payments. At March 31, 2024, the Company’s current ratio was 0.78 compared to 0.83 and 1.00 at December 31, 2023 and March 31, 2023, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $172.0 million in the first three months of 2024 and $646.8 million in the twelve months since March 31, 2023. The increase in the first three months was primarily due to capital expenditures of $258.5 million, partially offset by depreciation expense of $71.1 million and currency translation and other adjustments of $15.4 million. Since March 31, 2023, the increase was primarily due to capital expenditures of $1.059 billion, partially offset by depreciation expense of $293.0 million, the sale or disposition of fixed assets of $87.5 million and currency translation and other adjustments of $31.7 million.
Capital expenditures primarily represented expenditures in the Paint Stores Group associated with the opening of new paint stores, renovation and improvements in existing stores, and expenditures associated with manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups. The Administrative function incurred capital expenditures primarily related to construction activities associated with the new headquarters and research and development (R&D) center. Construction of the new headquarters and R&D center is expected to be complete in 2024 at the earliest.
In 2024, the Company expects to spend approximately the same as 2023 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures are targeted to be less than 2% of Net sales in 2024 and are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and R&D facilities and new store openings. Additionally, the Company will continue to construct its new headquarters and R&D center. Refer to “Real Estate Financing” below for further information on the financing transaction for the new headquarters.
Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new headquarters. As part of the terms of the transaction, the Company is contractually obligated for completing the construction of the building and related improvements at the new headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. The Company expects to receive total proceeds approximating $800 million to $850 million on an incremental basis until completion of construction. The initial lease term includes the construction period and extends for 30 years thereafter, and the Company has the right and option to extend the lease term. The lease payment amounts during the construction period are dependent upon the timing and amount of total reimbursement of construction and other costs received by the Company. The amount of the lease payments during the initial 30 year lease term will be calculated upon completion of the construction period and receipt of total reimbursement of construction and other costs. Once determinable, this is expected to result in a significant increase in the Company’s long-term contractual obligations.
During the first quarter of 2024 and 2023, the Company received $77.0 million and $66.5 million, respectively, pursuant to the transaction. The net proceeds from this transaction and other real estate financing transactions are recognized within the Financing Activities section of the Statements of Consolidated Cash Flows. The corresponding financing obligation for the new headquarters on the Consolidated Balance Sheets was $594.0 million and $274.2 million at March 31, 2024 and 2023, respectively. The short-term portion of the liability recorded in Other accruals was $43.3 million and $24.8 million at March 31, 2024 and 2023, respectively. Interest capitalized within the long-term portion of the liability was $9.4 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively. See Note 8 in Item 1 and Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning real estate financing.
Goodwill and Intangible Assets
Goodwill decreased $4.6 million from December 31, 2023 and increased $176.0 million from March 31, 2023. The decrease during the first three months of 2024 was primarily due to foreign currency translation fluctuations and other adjustments of $31.8 million, partially offset by purchase accounting allocations of $27.2 million. The increase over the twelve month period from March 31, 2023 was primarily due to purchase accounting allocations of $185.1 million, partially offset by foreign currency translation fluctuations and other adjustments.
Intangible assets decreased $103.0 million from December 31, 2023 and $326.0 million from March 31, 2023. The decrease during the first three months of 2024 was primarily due to amortization of $82.1 million and foreign currency translation fluctuations and other adjustments of $20.9 million. The decrease over the twelve month period from March 31, 2023 was primarily due to amortization of $323.4 million, disposition of assets of $83.4 million, trademark impairment of $30.9 million and foreign currency translation fluctuations and other adjustments, partially offset by purchase accounting allocations of $113.9 million.
See Note 5 in Item 1 and Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company's Goodwill and Intangible assets.
Other Assets
Other assets increased $88.3 million from December 31, 2023 and $227.1 million from March 31, 2023. The increase in the first quarter was primarily due to an increase in other assets related to contracts with customers and Non-Traded Investments. The increase from March 31, 2023 was primarily due to an increase in Non-Traded Investments and other assets related to contracts with customers and deposits and other receivables. See Note 1 in Item 1 for additional information on the Company’s Non-Traded Investments.
Debt (including Short-term borrowings)

	March 31,	December 31,	March 31,
	2024	2023	2023
Long-term debt (including current portion)	$9,478.6	$9,476.7	$9,593.7
Short-term borrowings	1,256.3	374.2	1,481.3
Total debt outstanding	$10,734.9	$9,850.9	$11,075.0
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The Company had unused capacity under its various credit agreements of $2.445 billion at March 31, 2024. See Note 6 in Item 1 of this report for additional information.

Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2023. The changes from March 31, 2023 are primarily due to changes in actuarial assumptions. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.
Deferred Income Taxes
Deferred income taxes decreased $16.8 million from December 31, 2023 and $73.6 million from March 31, 2023 primarily due to amortization of acquisition-related intangible assets.
Environmental-Related Liabilities
The operations of the Company, like those of other companies in the same industry, are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern current operations and products, but also impose potential liability on the Company for past operations. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and the industry in the future. Management believes that the Company conducts its operations in compliance with applicable environmental laws, regulations and requirements and has implemented various programs designed to help protect the environment and promote continued compliance.
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2024. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2024. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first three months of 2024 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	March 31,	December 31,	March 31,
	2024	2023	2023
Total shareholders’ equity	$3,503.7	$3,715.8	$3,166.8
Shareholders’ equity decreased $212.1 million during the first three months of 2024 as a result of $559.5 million of treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $182.5 million, partially offset by Net income of $505.2 million and an increase in Other capital of $105.2 million primarily associated with stock-based compensation expense and stock option exercises.
Shareholders’ equity increased $336.9 million since March 31, 2023 as a result of Net income of $2.417 billion and an increase in Other capital of $300.8 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $1.692 billion of treasury stock activity primarily attributable to treasury stock repurchases and cash dividends paid on common stock of $649.7 million.
During the first three months of 2024, the Company purchased 1.7 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2024 to purchase 37.9 million shares of its common stock.
In February 2024, the Company's Board of Directors increased the quarterly cash dividend from $0.605 per share to $0.715 per share. If approved in all subsequent quarters, this quarterly dividend will result in an annual dividend for 2024 of $2.86 per share or a 31% payout of 2023 diluted net income per share.

Cash Flow
Net operating cash for the three months ended March 31, 2024 was a usage of $58.9 million compared to a source of $88.2 million for the same period in 2023. The decrease in net operating cash was primarily due to higher cash requirements for working capital, partially offset by higher Net income.
Net investing cash usage increased $87.9 million in the first three months of 2024 to a usage of $321.3 million compared to a usage of $233.4 million for the same period in 2023 primarily due to an increase in cash used for capital expenditures.
Net financing cash increased $191.5 million in the first three months of 2024 to a source of $289.6 million compared to a source of $98.1 million for the same period in 2023 primarily due to a net increase in Short-term borrowings and higher proceeds from stock options exercised, partially offset by an increase in treasury stock purchases.
In the twelve month period from April 1, 2023 through March 31, 2024, the Company generated net operating cash of $3.375 billion, used $1.127 billion in investing activities and used $2.233 billion in financing activities.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2024 and 2023, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency. The Company also has cross currency swap contracts to hedge its net investment in European operations. See Notes 12 and 15 in Item 1 for additional information related to the Company’s use of derivative instruments.
The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At March 31, 2024, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company’s debt and related covenant.

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
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended March 31,
	2024	2023
Net income	$505.2	$477.4
Interest expense	103.0	109.3
Income taxes	134.8	137.4
Depreciation	71.1	70.4
Amortization	82.1	83.7
EBITDA	$896.2	$878.2
Restructuring expense	—	0.9
Adjusted EBITDA	$896.2	$879.1
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements. These determinations were made based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the condensed consolidated financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2023.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2024, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s first quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)	225,000	$306.80	225,000	39,400,000
Employee transactions (2)				N/A

February 1 - February 29
Share repurchase program (1)	1,025,000	$315.44	1,025,000	38,375,000
Employee transactions (2)	44,260	$312.72		N/A

March 1 - March 31
Share repurchase program (1)	450,000	$340.23	450,000	37,925,000
Employee transactions (2)	1,948	$337.85		N/A
Quarter Total
Share repurchase program (1)	1,700,000	$320.86	1,700,000	37,925,000
Employee transactions (2)	46,208	$313.78		N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 30, 2024	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

April 30, 2024	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer