Form 10-Q
period 2024-06-30
SHERWIN WILLIAMS CO
filed 2024-07-23
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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

Common Stock, $0.33-1/3 Par Value – 252,257,630 shares as of June 30, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$6,271.5	$6,240.6	$11,638.8	$11,683.0
Cost of goods sold	3,208.1	3,368.3	6,044.4	6,389.8
Gross profit	3,063.4	2,872.3	5,594.4	5,293.2
Percent to net sales	48.8%	46.0%	48.1%	45.3%
Selling, general and administrative expenses	1,845.7	1,760.0	3,645.5	3,453.0
Percent to net sales	29.4%	28.2%	31.3%	29.6%
Other general income - net	(33.6)	(32.5)	(31.6)	(22.0)
Impairment	—	34.0	—	34.0
Interest expense	110.8	111.7	213.8	221.0
Interest income	(0.9)	(7.2)	(7.0)	(10.7)
Other income - net	(32.0)	(5.8)	(39.7)	(9.0)
Income before income taxes	1,173.4	1,012.1	1,813.4	1,626.9
Income taxes	283.5	218.4	418.3	355.8
Net income	$889.9	$793.7	$1,395.1	$1,271.1

Net income per common share:
Basic	$3.55	$3.10	$5.54	$4.96
Diluted	$3.50	$3.07	$5.47	$4.90

Weighted average shares outstanding:
Basic	251.0	256.0	251.8	256.3
Diluted	254.2	258.9	255.1	259.3
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$889.9	$793.7	$1,395.1	$1,271.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(66.6)	19.9	(141.9)	60.1
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(4.4)	(4.5)	(8.9)	(9.0)
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(0.9)	(1.8)	(1.8)
Other comprehensive (loss) income	(71.9)	14.5	(152.6)	49.3
Comprehensive income	$818.0	$808.2	$1,242.5	$1,320.4
(1)    The three months ended June 30, 2024 and 2023 include unrealized gains (losses), net of taxes, of $5.8 million and $(8.6) million, respectively, related to net investment hedges. The six months ended June 30, 2024 and 2023 include unrealized gains (losses), net of taxes, of $24.1 million and $(12.8) million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $1.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. Net of taxes of $2.9 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively.
(3)    Net of taxes of $0.3 million for the three months ended June 30, 2024 and 2023. Net of taxes of $0.6 million for the six months ended June 30, 2024 and 2023.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$200.0	$276.8	$209.4
Accounts receivable, net	3,048.1	2,467.9	3,117.8
Inventories	2,289.1	2,329.8	2,439.0
Other current assets	513.4	438.4	584.4
Total current assets	6,050.6	5,512.9	6,350.6
Property, plant and equipment, net	3,136.6	2,836.8	2,442.5
Goodwill	7,606.9	7,626.0	7,446.5
Intangible assets	3,692.8	3,880.5	3,934.4
Operating lease right-of-use assets	1,890.8	1,887.4	1,869.2
Other assets	1,356.3	1,210.8	1,122.9
Total assets	$23,734.0	$22,954.4	$23,166.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,358.3	$374.2	$806.2
Accounts payable	2,493.9	2,315.0	2,489.7
Compensation and taxes withheld	708.6	862.7	700.5
Accrued taxes	347.1	197.4	308.0
Current portion of long-term debt	849.7	1,098.8	499.5
Current portion of operating lease liabilities	457.8	449.3	436.1
Other accruals	1,251.2	1,329.5	1,099.1
Total current liabilities	7,466.6	6,626.9	6,339.1
Long-term debt	8,130.8	8,377.9	9,095.7
Postretirement benefits other than pensions	133.2	133.2	139.3
Deferred income taxes	642.0	683.1	710.9
Long-term operating lease liabilities	1,502.9	1,509.5	1,503.2
Other long-term liabilities	2,106.7	1,908.0	1,746.8
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
252.3 million, 254.5 million and 257.1 million shares outstanding
at June 30, 2024, December 31, 2023 and June 30, 2023, respectively	92.1	91.8	91.4
Other capital	4,342.0	4,193.6	4,044.6
Retained earnings	6,322.3	5,288.3	4,481.5
Treasury stock, at cost	(6,227.7)	(5,233.6)	(4,335.1)
Accumulated other comprehensive loss	(776.9)	(624.3)	(651.3)
Total shareholders' equity	3,751.8	3,715.8	3,631.1
Total liabilities and shareholders’ equity	$23,734.0	$22,954.4	$23,166.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Six Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES
Net income	$1,395.1	$1,271.1
Adjustments to reconcile net income to net operating cash:
Depreciation	142.9	146.1
Non-cash lease expense	229.8	225.0
Amortization of intangible assets	163.6	166.7
Gain on divestiture of business	—	(20.1)
Impairment	—	34.0
Stock-based compensation expense	54.7	46.0
Amortization of non-traded investments	42.4	39.7
Gain on sale or disposition of assets	(23.2)	(20.8)
Provisions for environmental-related matters - net	(10.5)	13.3
Other postretirement benefit plan net cost	(12.1)	(9.0)
Deferred income taxes	(38.6)	(27.1)
Other	10.8	26.6
Change in working capital accounts - net	(515.7)	(239.1)
Change in operating lease liabilities	(231.2)	(226.4)
Costs incurred for environmental-related matters	(11.4)	(12.4)
Other	(52.6)	(119.0)
Net operating cash	1,144.0	1,294.6

INVESTING ACTIVITIES
Capital expenditures	(534.7)	(416.0)
Acquisition of business, net of cash acquired	—	(23.2)
Proceeds from divestiture of businesses	—	33.0
Proceeds from sale of assets	9.3	47.2
Other	(56.7)	(58.9)
Net investing cash	(582.1)	(417.9)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	984.7	(171.6)
Payments of long-term debt	(500.0)	—
Payments of cash dividends	(361.1)	(312.8)
Proceeds from stock options exercised	92.5	35.3
Treasury stock purchased	(979.9)	(535.9)
Proceeds from real estate financing transactions	161.5	140.2
Other	(25.5)	(24.8)
Net financing cash	(627.8)	(869.6)

Effect of exchange rate changes on cash	(10.9)	3.5
Net (decrease) increase in cash and cash equivalents	(76.8)	10.6
Cash and cash equivalents at beginning of year	276.8	198.8
Cash and cash equivalents at end of period	$200.0	$209.4

Supplemental cash flow information
Income taxes paid	$242.7	$305.6
Interest paid	$213.6	$219.7
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$91.8	$4,193.6	$5,288.3	$(5,233.6)	$(624.3)	$3,715.8
Net income			505.2			505.2
Other comprehensive loss					(80.7)	(80.7)
Treasury stock purchased				(545.5)		(545.5)
Stock-based compensation activity	0.2	104.3		(14.0)		90.5
Other adjustments		0.9				0.9
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at March 31, 2024	$92.0	$4,298.8	$5,611.0	$(5,793.1)	$(705.0)	$3,503.7
Net income			889.9			889.9
Other comprehensive loss					(71.9)	(71.9)
Treasury stock purchased				(434.4)		(434.4)
Stock-based compensation activity	0.1	44.4		(0.2)		44.3
Other adjustments		(1.2)				(1.2)
Cash dividends -- $0.715 per share			(178.6)			(178.6)
Balance at June 30, 2024	$92.1	$4,342.0	$6,322.3	$(6,227.7)	$(776.9)	$3,751.8

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1
Net income			477.4			477.4
Other comprehensive income					34.8	34.8
Treasury stock purchased				(301.7)		(301.7)
Stock-based compensation activity	0.1	33.8		(23.5)		10.4
Other adjustments		0.3				0.3
Cash dividends -- $0.605 per share			(156.5)			(156.5)
Balance at March 31, 2023	$91.3	$3,998.0	$3,844.1	$(4,100.8)	$(665.8)	$3,166.8
Net income			793.7			793.7
Other comprehensive income					14.5	14.5
Treasury stock purchased				(234.2)		(234.2)
Stock-based compensation activity	0.1	47.5		(0.1)		47.5
Other adjustments		(0.9)				(0.9)
Cash dividends -- $0.605 per share			(156.3)			(156.3)
Balance at June 30, 2023	$91.4	$4,044.6	$4,481.5	$(4,335.1)	$(651.3)	$3,631.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended June 30, 2024 and 2023
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2024 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
Since December 31, 2023, accounting estimates were revised as necessary during the first six months of 2024 based on new information and changes in facts and circumstances. Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2023 have been reclassified to conform to the 2024 presentation.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $242.6 million, $213.1 million and $242.3 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Amortization of Non-Traded Investments	$22.3	$20.3	$42.4	$39.7
Tax credits and other tax benefits received	25.6	24.9	47.4	49.2

The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for the estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Condensed Consolidated Cash Flows, the tax credits and other tax benefits are presented as a change in Accrued taxes and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $47.4 million, $94.8 million and $49.2 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The following table summarizes the balances related to the Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	June 30,	December 31,	June 30,
	2024	2023	2023
Other assets	$732.7	$675.0	$605.0
Other accruals	79.2	80.9	53.9
Other long-term liabilities	613.5	568.2	530.8
Net deferred income tax asset	25.8	19.4	22.6
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU.

NOTE 3 - ACQUISITIONS AND DIVESTITURES
Acquisitions
Pending
During the second quarter of 2024, the Company signed a purchase agreement to acquire a metal packaging coatings business. The business develops, manufactures and sells coatings for the food and household product markets. The transaction is subject to customary closing conditions and is expected to close in the second half of 2024. The acquired business will be reported within the Company’s Performance Coatings Group.
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
Divestitures
Closed in Prior Year
The Company completed the divestiture of a non-core domestic aerosol business within the Consumer Brands Group in the second quarter of 2023. This transaction resulted in the recognition of a $20.1 million gain within the Administrative function and was recorded within Other general income - net in the Statements of Consolidated Income.
During the third quarter of 2023, the Company completed the divestiture of the China architectural business within the Consumer Brands Group. An immaterial working capital adjustment was finalized during the first quarter of 2024. As of June 30, 2023, the pending divestiture was determined to not meet the criteria of a discontinued operation as it did not represent a strategic shift for the Company, but the business did meet the criteria to be classified as held for sale in accordance with the Property, Plant, and Equipment Topic of the ASC. As such, the assets and liabilities of the China architectural business as of June 30, 2023 were measured at the lower of carrying value or fair value less cost to sell. Following the prescribed order of impairment testing, the Company first reviewed individual tangible and intangible assets under their applicable Topic of the ASC to determine if their carrying value was higher than their respective fair value. As a result, the Company recorded an impairment charge of $6.9 million within the Consumer Brands Group in the second quarter of 2023 related to China architectural trademarks using the royalty savings valuation method. The Company then compared the updated carrying value of the assets and liabilities comprising the disposal group as a whole to its respective fair value which was determined to be equal to the selling price, less costs to sell. As a result of this comparison, the Company recorded an additional impairment charge of $27.1 million within the Administrative function in the second quarter of 2023 and classified the remaining assets as Other current assets and remaining liabilities as Other accruals at June 30, 2023. The disposal group was classified as level 2 in the fair value hierarchy as fair value was based on a specific price and other observable inputs for similar items with no active market. The assets, liabilities and valuation adjustment held for sale at June 30, 2023 were as follows:

June 30, 2023
Tangible assets	$22.5
Intangible assets	93.3
Valuation adjustment	(27.1)
Total assets	$88.7

Total liabilities	$20.9

NOTE 4 - INVENTORIES
Included in Inventories were the following:

	June 30,	December 31,	June 30,
	2024	2023	2023
Finished goods	$1,787.7	$1,810.9	$1,924.7
Work in process and raw materials	501.4	518.9	514.3
Inventories	$2,289.1	$2,329.8	$2,439.0
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
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	June 30,	December 31,	June 30,
	2024	2023	2023
Land	$254.0	$257.5	$264.3
Buildings	1,084.6	1,048.7	1,049.1
Machinery and equipment	3,575.7	3,459.8	3,339.5
Construction in progress	1,380.0	1,111.0	732.2
Property, plant and equipment, gross	6,294.3	5,877.0	5,385.1
Less allowances for depreciation	3,157.7	3,040.2	2,942.6
Property, plant and equipment, net	$3,136.6	$2,836.8	$2,442.5
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred. See Note 3 for information on the impairment test performed as a result of the China architectural business classification change to held for sale as of June 30, 2023.
NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	June 30,	December 31,	June 30,
	2024	2023	2023
Long-term debt (including current portion)	$8,980.5	$9,476.7	$9,595.2
Short-term borrowings	1,358.3	374.2	806.2
Total debt outstanding	$10,338.8	$9,850.9	$10,401.4

During the second quarter of 2024, the Company paid the principal of $500 million related to its 3.125% Senior Notes due June 1, 2024.
Short-Term Borrowings
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At June 30, 2024, the Company had unused capacity under its various credit agreements of $2.343 billion. The following table summarizes the Company’s short-term borrowings:

	June 30,	December 31,	June 30,
	2024	2023	2023
Short-term borrowings:
Domestic commercial paper	$1,337.2	$347.7	$805.6
Foreign facilities	21.1	26.5	0.6
Total	$1,358.3	$374.2	$806.2

Weighted average interest rate:
Domestic commercial paper	5.5%	5.5%	5.4%
Foreign facilities	3.5%	3.6%	11.4%
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
NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost (credit) for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Three Months Ended June 30:
Service cost	$0.9	$0.8	$1.2	$1.0	$0.1	$0.2
Interest cost	1.1	1.1	3.0	2.8	1.7	1.8
Expected return on assets	(2.1)	(1.9)	(2.8)	(3.1)	—	—
Amortization of prior service cost (credit)	0.5	0.4	(0.1)	—	(5.9)	(6.0)
Amortization of actuarial (gains) losses	—	—	(0.2)	(0.3)	(0.1)	0.1
Net periodic benefit cost (credit)	$0.4	$0.4	$1.1	$0.4	$(4.2)	$(3.9)

Six Months Ended June 30:
Service cost	$1.8	$1.6	$2.4	$2.1	$0.2	$0.3
Interest cost	2.4	2.3	6.0	5.7	3.4	3.7
Expected return on assets	(4.2)	(3.7)	(5.6)	(6.2)	—	—
Amortization of prior service cost (credit)	1.0	0.7	(0.1)	(0.1)	(11.9)	(12.0)
Amortization of actuarial (gains) losses	(0.1)	—	(0.5)	(0.7)	(0.2)	0.1
Net periodic benefit cost (credit)	$0.9	$0.9	$2.2	$0.8	$(8.5)	$(7.9)
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2024 and 2023, the Company had accruals reported on the balance sheet as Other long-term liabilities of $222.1 million and $240.7 million, respectively. Estimated costs of current investigation and remediation activities of $94.4 million and $50.2 million are included in Other accruals at June 30, 2024 and 2023, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company's future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company's accrual for environmental-related activities would be $91.4 million higher than the minimum accruals at June 30, 2024.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2024. At June 30, 2024, $266.4 million, or 84.4% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $91.4 million at June 30, 2024, $67.8 million, or 74.2%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10%, and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company's loss contingency as more information becomes available over time. At June 30, 2024, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. Net proceeds are recognized within the Financing Activities section in the Statements of Consolidated Cash Flows. These arrangements primarily consist of the new headquarters currently under construction, for which the Company expects to receive total proceeds approximating $800 million to $850 million on an incremental basis until completion of construction. The following table summarizes the activity related to this transaction during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Proceeds received	$84.5	$72.2	$161.5	$138.7
Capitalized interest (1)	10.8	5.2	20.2	9.2
(1) Interest is capitalized within Other long-term liabilities.
The financing obligation for the new headquarters was $680.1 million and $347.2 million at June 30, 2024 and June 30, 2023, respectively. The short-term portion of the liability recorded in Other accruals was $46.6 million and $29.8 million at June 30, 2024 and June 30, 2023, respectively. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning real estate financing.
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
Public Nuisance Claim Litigation. The Company and other companies were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island; the City of St. Louis, Missouri; various cities and counties in the State of New Jersey; various cities in the State of Ohio and the State of Ohio; the City of Chicago, Illinois; the City of Milwaukee, Wisconsin; the County of Santa Clara, California, and other public entities in the State of California (the California Proceedings); and Lehigh and Montgomery Counties in Pennsylvania. Except for the California Proceedings in which the Company reached a court-approved agreement in 2019 after nearly twenty years of litigation, all of those legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings. Most recently, on May 7, 2024, as further described below in “Wisconsin Proceedings,” the plaintiffs in the Gibson and Valoe cases filed amended complaints alleging, in part, public nuisance claims.
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
On May 20, 2021, as a result of the Seventh Circuit’s decision in favor of the Company in the Owens, Sifuentes and Burton cases, the Company and the three other defendants filed motions for summary judgment to dismiss all claims of the approximately 150 plaintiffs then pending in the Eastern District of Wisconsin (Maniya Allen, et al. v. American Cyanamid, et al.; Ernest Gibson v. American Cyanamid, et al.; Dijonae Trammel, et al. v. American Cyanamid, et al., and Deziree Valoe, et al. v. American Cyanamid, et al.). On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants on all claims then pending in the district court. On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. As part of the plaintiffs’ appellate reply brief to the Seventh Circuit, the plaintiffs included a motion to certify issues to the Wisconsin Supreme Court. On February 9, 2024, the Seventh Circuit declined to certify any issues to the Wisconsin Supreme Court and affirmed the district court’s summary judgment in favor of the Company and the other defendants in all claims except involving those filed by three plaintiffs in the Gibson and Valoe cases, which cases were remanded to the district court for further proceedings. Following remand of the Gibson and Valoe cases, the three remaining plaintiffs filed amended complaints on May 7, 2024, alleging strict liability, negligence, and public nuisance claims. The defendants filed motions to dismiss the plaintiffs’ amended complaints on June 20, 2024.
In a separate proceeding, on August 24, 2021, the plaintiff in Arrieona Beal v. Hattie and Jerry Mitchell filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL Industries, Inc., and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On May 15, 2024, the plaintiff filed a motion for partial judgment on the pleadings to strike the Company and other manufacturing defendants’ affirmative defenses, which motion the defendants have moved to strike. The manufacturing defendants’ motion is set for hearing on August 6, 2024, and the plaintiff’s motion will be heard subsequently, if at all.
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
Other litigation. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The parties have been conducting expert discovery. Trial is scheduled to start on March 15, 2025.
NOTE 10 - SHAREHOLDERS' EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2024		2023
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.715	$182.5	$0.605	$156.5
Second Quarter	0.715	178.6	0.605	156.3
Total	$1.43	$361.1	$1.21	$312.8

Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of June 30, 2024, the Company had remaining authorization from its Board of Directors to purchase 36.5 million shares of its common stock. The table below summarizes share repurchases during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Treasury stock purchases (in millions)	$434.4	$234.2	$979.9	$535.9
Treasury stock purchases (shares)	1,400,000	1,000,000	3,100,000	2,300,000
Average price per share	$310.29	$234.15	$316.09	$232.98
Other Activity
During the six months ended June 30, 2024, 734,266 stock options were exercised at a weighted average price per share of $128.72. In addition, 119,731 restricted stock units vested during the same period.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2023	$(716.9)	$64.3	$28.3	$(624.3)
Amounts recognized in AOCI (1)	(141.9)			(141.9)
Amounts reclassified from AOCI (2), (3)		(8.9)	(1.8)	(10.7)
Balance at June 30, 2024	$(858.8)	$55.4	$26.5	$(776.9)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $24.1 million during the six months ended June 30, 2024. See Note 12.
(2)    Pension and other postretirement benefit adjustments are net of taxes of $2.9 million for the six months ended June 30, 2024. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.6 million for the six months ended June 30, 2024. See Statements of Consolidated Comprehensive Income.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2022	$(810.8)	$78.3	$31.9	$(700.6)
Amounts recognized in AOCI (1)	60.1			60.1
Amounts reclassified from AOCI (2), (3)		(9.0)	(1.8)	(10.8)
Balance at June 30, 2023	$(750.7)	$69.3	$30.1	$(651.3)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $(12.8) million during the six months ended June 30, 2023. See Note 12.
(2)    Pension and other postretirement benefit adjustments are net of taxes of $3.0 million for the six months ended June 30, 2023. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.6 million for the six months ended June 30, 2023. See Statements of Consolidated Comprehensive Income.

NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has U.S. Dollar to Euro cross currency swap contracts with various counterparties to hedge the Company's net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company's U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The outstanding contracts as of June 30, 2024 are summarized in the table below.

Contract Date	Notional Value	Maturity Date
March 28, 2023	$150.0	August 8, 2024
June 28, 2023	200.0	August 8, 2025
May 21, 2024	175.0	June 1, 2027
November 8, 2021	162.7	June 1, 2027
May 10, 2024	100.0	June 1, 2027
May 21, 2024	225.0	August 15, 2029
December 7, 2023	150.0	August 15, 2029
In May 2024, the Company settled its $500.0 million U.S. Dollar to Euro cross currency swap contract entered into on February 13, 2020. At the time of settlement, an immaterial loss was recognized in AOCI.
The following table summarizes amounts recognized in the Consolidated Balance Sheets for cross currency swap contracts. See Note 13 for additional information on the fair value of these contracts.

	June 30,	December 31,	June 30,
	2024	2023	2023
Other current assets	$1.5	$—	$—
Other assets	7.0	—	—
Other accruals	—	12.0	5.0
Other long-term liabilities	0.1	12.4	2.8
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Gains (losses)	$7.7	$(11.3)	$32.0	$(16.9)
Tax effect	(1.9)	2.7	(7.9)	4.1
Gains (losses), net of taxes	$5.8	$(8.6)	$24.1	$(12.8)
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other income - net. See Note 15. There were no material foreign currency option and forward contracts outstanding at June 30, 2024 and June 30, 2023.

NOTE 13 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at June 30, 2024 and December 31, 2023. Except for the acquisition and divestiture related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$93.8	$93.8	$—	$—	$84.7	$84.7	$—	$—
Net investment hedges	8.5	—	8.5	—	—	—	—	—
	$102.3	$93.8	$8.5	$—	$84.7	$84.7	$—	$—

Liabilities:
Net investment hedges	$0.1	$—	$0.1	$—	$24.4	$—	$24.4	$—
The deferred compensation plan assets consist of the investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares. The deferred compensation plan assets also include partnership funds measured using net asset value (or its equivalent) as a practical expedient, which are not classified in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the fair value of the partnership funds was $6.6 million and $6.4 million, respectively. The cost basis of all investments within the deferred compensation plan was $80.3 million and $76.3 million at June 30, 2024 and December 31, 2023, respectively.
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

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,980.0	$7,850.2	$9,475.8	$8,615.1
Non-publicly traded debt	0.5	0.5	0.9	0.8

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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2023	$2,467.9	$46.2	$151.7	$365.7	$3.8
Balance at June 30, 2024	3,048.1	60.8	223.7	306.3	4.0
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
The following table summarizes the movement in the Company's allowance for current expected credit losses:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$59.6	$56.6
Bad debt expense	37.4	32.4
Uncollectible accounts written off, net of recoveries	(20.1)	(12.3)
Ending balance	$76.9	$76.7
NOTE 15 - OTHER
Other general income - net
Included in Other general income - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provisions for environmental matters - net	$(14.1)	$0.6	$(10.5)	$13.3
Gain on divestiture of business (see Note 3)	—	(20.1)	—	(20.1)
Gain on sale or disposition of assets	(19.8)	(16.2)	(23.2)	(20.8)
Other	0.3	3.2	2.1	5.6
Other general income - net	$(33.6)	$(32.5)	$(31.6)	$(22.0)
Provisions for environmental matters - net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Provisions for environmental matters - net for the three and six months ended June 30, 2024 included an immaterial amount of insurance proceeds related to environmental cleanup at a current manufacturing site. See Note 8 for further details on the Company’s environmental-related activities.
The Gain on sale or disposition of assets represents gains associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.

Other income - net
Included in Other income - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net investment gains	$(3.8)	$(15.5)	$(8.9)	$(18.7)
Net expense from banking activities	4.4	3.9	7.7	7.8
Foreign currency transaction related (gains) losses - net	(4.6)	16.8	3.0	23.6
Miscellaneous periodic benefit income	(4.9)	(5.1)	(9.8)	(10.2)
Other income	(25.2)	(15.8)	(34.2)	(30.4)
Other expense	2.1	9.9	2.5	18.9
Other income - net	$(32.0)	$(5.8)	$(39.7)	$(9.0)
Net investment gains primarily relate to the change in market value of the investments held in the deferred compensation plan and bonds issued by a foreign government. See Note 13 for additional information on the fair value of these investments.
Foreign currency transaction related (gains) losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized (gains) losses from foreign currency option and forward contracts. See Note 12 for additional information regarding these foreign currency contracts.
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
NOTE 16 - INCOME TAXES
The effective tax rate was 24.2% and 23.1% for the second quarter and first six months of 2024, respectively, compared to 21.6% and 21.9% for the second quarter and first six months of 2023, respectively. The increase in the effective tax rate for the second quarter was primarily due to a favorable adjustment in the second quarter of 2023 related to the divestiture of the China architectural business and a less favorable impact from tax benefits related to employee share-based payments. For the first six months, the increase in the effective tax rate was primarily related to a favorable adjustment related to the divestiture of the China architectural business in the second quarter of 2023, partially offset by a more favorable impact from tax benefits related to employee share-based payments during the first six months of 2024. The other significant components of the Company’s effective tax rate were consistent year-over-year.
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
In the second quarter of 2024, the Company agreed to a Notice of Proposed Adjustment by the IRS for $28.7 million related to certain adjustments for 2017 through 2019, and is adequately reserved. There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2023 during the six months ended June 30, 2024.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2013 through 2016 income tax returns in 2023 and paid the related assessments in the fourth quarter of 2023 and first quarter of 2024. The Company finalized the IRS audit for the 2011 income tax return in 2023 and paid the tax assessment in the second quarter of 2024. The Company expects to pay the remaining portion related to interest in 2024. The IRS is currently auditing the Company’s 2017 through 2019 income tax returns. As of June 30, 2024, the federal statute of limitations has not expired for the 2017 through 2023 tax years.

At June 30, 2024, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2023. In addition, the Company is subject to state and local income tax examinations for the tax years 2015 through 2023.
NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Net income	$889.9	$793.7	$1,395.1	$1,271.1
Average shares outstanding	251.0	256.0	251.8	256.3
Basic net income per share	$3.55	$3.10	$5.54	$4.96

Diluted
Net income	$889.9	$793.7	$1,395.1	$1,271.1
Average shares outstanding assuming dilution:
Average shares outstanding	251.0	256.0	251.8	256.3
Stock options and other contingently issuable shares (1)	3.2	2.9	3.3	3.0
Average shares outstanding assuming dilution	254.2	258.9	255.1	259.3
Diluted net income per share	$3.50	$3.07	$5.47	$4.90
(1)There were 0.1 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2024. There were 2.0 million and 2.8 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2023, respectively.

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

	Three Months Ended June 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,619.9	$844.3	$1,806.4	$0.9	$6,271.5
Intersegment transfers	—	1,449.9	6.7	(1,456.6)	—
Total net sales and intersegment transfers	$3,619.9	$2,294.2	$1,813.1	$(1,455.7)	$6,271.5

Segment profit	$907.1	$204.4	$301.5		$1,413.0
Interest expense				$(110.8)	(110.8)
Administrative expenses and other				(128.8)	(128.8)
Income before income taxes	$907.1	$204.4	$301.5	$(239.6)	$1,173.4

	Three Months Ended June 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,498.7	$945.8	$1,794.9	$1.2	$6,240.6
Intersegment transfers	—	1,433.7	61.3	(1,495.0)	—
Total net sales and intersegment transfers	$3,498.7	$2,379.5	$1,856.2	$(1,493.8)	$6,240.6

Segment profit	$849.3	$110.3	$272.7		$1,232.3
Interest expense				$(111.7)	(111.7)
Administrative expenses and other				(108.5)	(108.5)
Income before income taxes	$849.3	$110.3	$272.7	$(220.2)	$1,012.1

	Six Months Ended June 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$6,492.9	$1,655.3	$3,488.3	$2.3	$11,638.8
Intersegment transfers	—	2,661.7	43.8	(2,705.5)	—
Total net sales and intersegment transfers	$6,492.9	$4,317.0	$3,532.1	$(2,703.2)	$11,638.8

Segment profit	$1,400.3	$357.8	$539.2		$2,297.3
Interest expense				$(213.8)	(213.8)
Administrative expenses and other				(270.1)	(270.1)
Income before income taxes	$1,400.3	$357.8	$539.2	$(483.9)	$1,813.4

	Six Months Ended June 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$6,357.8	$1,818.5	$3,504.7	$2.0	$11,683.0
Intersegment transfers	—	2,687.1	109.8	(2,796.9)	—
Total net sales and intersegment transfers	$6,357.8	$4,505.6	$3,614.5	$(2,794.9)	$11,683.0

Segment profit	$1,376.0	$204.1	$491.6		$2,071.7
Interest expense				$(221.0)	(221.0)
Administrative expenses and other				(223.8)	(223.8)
Income before income taxes	$1,376.0	$204.1	$491.6	$(444.8)	$1,626.9

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
Net sales of all consolidated foreign subsidiaries were $1.143 billion and $1.150 billion for the three months ended June 30, 2024 and 2023, respectively. Net external sales of all consolidated foreign subsidiaries were $2.246 billion and $2.237 billion for the six months ended June 30, 2024 and 2023, respectively. Long-lived assets of these subsidiaries totaled $3.456 billion and $3.348 billion at June 30, 2024 and 2023, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated Net sales in 2024 and 2023.
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
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative function in the same way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 18 in Item 1 for additional information on the Company's Reportable Segments.
SUMMARY
•Consolidated Net sales increased 0.5% in the quarter to $6.272 billion
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 2.4% in the quarter
•Diluted net income per share increased 14.0% to $3.50 per share in the quarter compared to $3.07 per share in the second quarter 2023
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) in the quarter increased 12.1% to $1.438 billion in the quarter, or 22.9% of Net sales
OUTLOOK
Entering the second half of 2024, we face continued macroeconomic uncertainties. While we are not immune to market conditions, we are well-positioned in each of our targeted markets and remain highly confident in our customer focused strategy. We will continue to prioritize investments in new stores, sales and technical personnel, innovation, digital and other growth initiatives that will allow us to capitalize on our strengths and drive share gains and above market performance.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy. We will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $200.0 million in cash and $2.343 billion of unused capacity under our credit facilities at June 30, 2024. We are, and expect to remain, in compliance with bank covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2024 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company's seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and six months ended June 30, 2024 and 2023.
Net Sales
Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2024	2023	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$3,619.9	$3,498.7	$121.2	3.5%	(0.1)%	—%
Consumer Brands Group	844.3	945.8	(101.5)	(10.7)%	(2.1)%	(2.2)%
Performance Coatings Group	1,806.4	1,794.9	11.5	0.6%	(1.0)%	1.7%
Administrative	0.9	1.2	(0.3)	(25.0)%	—%	—%
Total	$6,271.5	$6,240.6	$30.9	0.5%	(0.6)%	0.2%
Consolidated Net sales increased by 0.5% in the second quarter of 2024 primarily due to higher sales volumes in the Paint Stores and Performance Coatings Groups, partially offset by lower sales volumes in the Consumer Brands Group, inclusive of the impact from the divestiture of the China architectural business in the prior year. Net sales of all consolidated foreign subsidiaries decreased to $1.143 billion in the second quarter of 2024 compared to $1.150 billion in the same period last year. The decrease in Net sales for all consolidated foreign subsidiaries was due to lower Net sales in the Latin America and Asia regions, partially offset by higher Net sales in the Europe region. Net sales of all operations other than consolidated foreign subsidiaries increased to $5.129 billion in the second quarter of 2024 compared to $5.091 billion in the same period last year.
Net sales in the Paint Stores Group increased by 3.5% in the second quarter of 2024 primarily due to low-single digit sales volume growth and continued realization of higher selling prices implemented earlier in the year. Net sales grew in all end markets, lead by residential repaint, new residential, commercial and protective and marine, with the exception of property maintenance which declined modestly year-over-year. Net sales from stores open for more than twelve calendar months increased by 2.4% in the second quarter of 2024 compared to last year’s comparable period. Net sales of non-paint products increased 1.4% in the second quarter of 2024 compared to last year's second quarter. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 10.7% in the second quarter of 2024 primarily due to a mid-single digit percentage sales volume decline as a result of soft DIY demand in North America, the impact from the divestitures in the prior year and unfavorable currency translation. These decreases were partially offset by selling price increases in Latin America, which impacted Net sales by a low-single digit percentage.
Net sales in the Performance Coatings Group increased by 0.6% in the second quarter of 2024 primarily due to incremental sales from an acquisition and low-single digit percentage sales volume growth, partially offset by selling price decreases, which impacted Net sales by a low-single digit percentage and unfavorable currency translation. Sales volume was varied by region and business unit. Performance was led by Industrial Wood, Coil and Automotive Refinish in North America, partially offset by a decrease in General Industrial across all regions.

Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2024	2023	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$6,492.9	$6,357.8	$135.1	2.1%	—%	—%
Consumer Brands Group	1,655.3	1,818.5	(163.2)	(9.0)%	(1.6)%	(2.4)%
Performance Coatings Group	3,488.3	3,504.7	(16.4)	(0.5)%	(0.3)%	1.5%
Administrative	2.3	2.0	0.3	15.0%	—%	—%
Total	$11,638.8	$11,683.0	$(44.2)	(0.4)%	(0.4)%	0.1%
Consolidated Net sales decreased by 0.4% in the first six months of 2024 primarily due to higher sales volume in the Paint Stores and Performance Coatings Groups, partially offset by lower sales volumes in the Consumer Brands Group, inclusive of the impact from the divestiture of the China architectural business and a non-core domestic aerosol business in the prior year. Net sales of all consolidated foreign subsidiaries increased to $2.246 billion in the first six months of 2024 compared to $2.237 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was due to growth in the Europe region, partially offset by lower Net sales in the Latin America and Asia regions. Net sales of all operations other than consolidated foreign subsidiaries decreased 0.6% to $9.393 billion in the first six months of 2024 compared to $9.446 billion in the same period last year.
Net sales in the Paint Stores Group increased by 2.1% in the first six months of 2024 primarily due to low single digit sales volume growth and realization of higher selling prices that were implemented earlier in the year. Net sales from stores open for more than twelve calendar months increased 1.3% in the first six months of 2024 compared to last year’s comparable period. Net sales of non-paint products increased 0.1% in the first six months of 2024 compared to last year's first six months. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 9.0% in the first six months of 2024 primarily due to a mid-single digit percentage sales volume decline, the impact from divestitures in the prior year and unfavorable currency translation.
Net sales in the Performance Coatings Group decreased by 0.5% in the first six months of 2024 primarily due to selling price decreases, which impacted Net sales by a low-single digit percentage and unfavorable currency translation, partially offset by low single-digit sales volume growth, inclusive of an acquisition in the prior year. Performance was led by Industrial Wood and Coil, but was offset by a decrease in General Industrial and Packaging.
Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$6,271.5	100.0%	$6,240.6	100.0%	$11,638.8	100.0%	$11,683.0	100.0%
Cost of goods sold	3,208.1	51.2%	3,368.3	54.0%	6,044.4	51.9%	6,389.8	54.7%
Gross profit	3,063.4	48.8%	2,872.3	46.0%	5,594.4	48.1%	5,293.2	45.3%
SG&A	1,845.7	29.4%	1,760.0	28.2%	3,645.5	31.3%	3,453.0	29.6%
Other general income - net	(33.6)	(0.5)%	(32.5)	(0.5)%	(31.6)	(0.3)%	(22.0)	(0.2)%
Impairment	—	—%	34.0	0.5%	—	—%	34.0	0.3%
Interest expense	110.8	1.8%	111.7	1.8%	213.8	1.8%	221.0	1.9%
Interest income	(0.9)	—%	(7.2)	(0.1)%	(7.0)	(0.1)%	(10.7)	(0.1)%
Other income - net	(32.0)	(0.6)%	(5.8)	(0.1)%	(39.7)	(0.2)%	(9.0)	(0.1)%
Income before income taxes	$1,173.4	18.7%	$1,012.1	16.2%	$1,813.4	15.6%	$1,626.9	13.9%

Three Months Ended June 30, 2024
Consolidated Cost of goods sold decreased $160.2 million, or 4.8%, in the second quarter of 2024 compared to the same period in 2023 due primarily to moderating raw material costs, partially offset by a low single-digit increase in sales volume. Currency translation rate changes decreased Cost of goods sold by approximately 0.7% in the second quarter of 2024.
Consolidated gross profit increased $191.1 million in the second quarter of 2024 compared to the same period in 2023. Consolidated gross profit as a percent of consolidated Net sales increased in the second quarter of 2024 to 48.8% compared to 46.0% during the same period in 2023. Consolidated gross profit dollars increased primarily due to moderating raw material costs and higher Net sales.
The Paint Stores Group’s gross profit in the second quarter of 2024 was higher than the same period last year by $93.3 million due primarily to higher Net sales and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of Net sales increased in the second quarter of 2024 compared to the same period in 2023 for these same reasons. The Consumer Brands Group’s gross profit increased by $79.6 million in the second quarter of 2024 compared to the same period last year due primarily to higher fixed cost absorption in the manufacturing and distribution operations within the segment and moderating raw material costs, partially offset by lower Net sales. The Consumer Brands Group’s gross profit as a percent of Net sales increased in the second quarter of 2024 compared to the same period in 2023 for these same reasons. The Performance Coatings Group’s gross profit increased $19.9 million in the second quarter of 2024 compared to the same period last year due primarily to moderating raw material costs and higher Net sales. The Performance Coatings Group’s gross profit as a percent of Net sales increased in the second quarter of 2024 compared to the same period last year for these same reasons.
Consolidated Selling, general and administrative expenses (SG&A) increased $85.7 million in the second quarter of 2024 versus the same period last year due primarily to investments in long-term growth strategies, including expenses to support net new store openings and digital technologies, and higher employee-related costs. As a percent of Net sales, consolidated SG&A increased 120 basis points in the second quarter of 2024 compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $36.5 million in the second quarter of 2024 compared to the same period last year due primarily to investments in long-term growth initiatives, including increased spending from new store openings, and higher employee-related costs. The Consumer Brands Group’s SG&A decreased $1.5 million in the second quarter of 2024 compared to the same period last year due primarily to the divestiture of the China architectural business, partially offset by higher employee-related costs. The Performance Coatings Group’s SG&A increased $16.4 million in the second quarter of 2024 compared to the same period last year due to higher employee-related costs. The Administrative function’s SG&A increased $34.3 million in the second quarter of 2024 compared to the same period last year due primarily to higher employee-related costs and increased expenses related to digital technologies and systems.
Other general income - net increased $1.1 million in the second quarter of 2024 compared to the same period last year primarily due to a decrease in provisions for environmental matters, net in the Administrative function, an increase in the gain on sale or disposition of assets and a decrease in miscellaneous expenses. This activity was partially offset by the gain recognized in the prior year related to the divestiture of a business. See Note 15 in Item 1 for additional information.
For information on impairment as a result of the China architectural business classification change to held for sale as of June 30, 2023, see Notes 3 and 5 in Item 1 and Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Interest expense decreased $0.9 million in the second quarter of 2024 compared to the same period last year due primarily to a decrease in outstanding debt. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.
Other income - net increased $26.2 million in the second quarter of 2024 compared to the same period last year due primarily to foreign currency transaction related gains in the current year compared to losses in the prior year, partially offset by a decrease in investment gains. See Note 15 in Item 1 for additional information.
Six Months Ended June 30, 2024
Consolidated Cost of goods sold decreased $345.4 million, or 5.4%, in the first six months of 2024 compared to the same period in 2023 due primarily to moderating raw material costs, partially offset by a low single-digit increase in sales volume. Currency translation rate changes decreased Cost of goods sold by approximately 0.4% in the first six months of 2024.
Consolidated gross profit increased $301.2 million in the first six months of 2024 compared to the same period in 2023. Consolidated gross profit as a percent of consolidated Net sales increased in the first six months of 2024 to 48.1% compared to 45.3% during the same period in 2023. Consolidated gross profit dollars increased primarily due to moderating raw material costs, partially offset by lower Net sales.

The Paint Stores Group’s gross profit in the first six months of 2024 was higher than the same period last year by $122.2 million due primarily to higher Net sales and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of Net sales increased in the first six months of 2024 compared to the same period in 2023 for these same reasons. The Consumer Brands Group’s gross profit increased by $151.1 million in the first six months of 2024 compared to the same period last year due primarily to higher fixed cost absorption in the manufacturing and distribution operations within the segment and moderating raw material costs, partially offset by lower Net sales. The Consumer Brands Group’s gross profit as a percent of Net sales increased in the first six months of 2024 compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $25.7 million in the first six months of 2024 compared to the same period last year due primarily to moderating raw material costs, partially offset by lower Net sales. The Performance Coatings Group’s gross profit as a percent of Net sales increased in the first six months of 2024 compared to the same period last year for these same reasons.
Consolidated SG&A increased $192.5 million in the first six months of 2024 versus the same period last year due primarily to investments in long-term growth strategies, including expenses to support net new store openings and digital technologies, and higher employee-related costs. As a percent of Net sales, consolidated SG&A increased 170 basis points in the first six months of 2024 compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $91.9 million in the first six months of 2024 compared to the same period last year due primarily to investments in long-term growth initiatives, including increased spending from new store openings, and higher employee-related costs. The Consumer Brands Group’s SG&A increased $6.4 million in the first six months of 2024 compared to the same period last year due to higher employee-related costs, partially offset by other effective cost control measures. The Performance Coatings Group’s SG&A increased $16.2 million in the first six months of 2024 compared to the same period last year due primarily to higher employee-related costs and investments in long-term initiatives. The Administrative function’s SG&A increased $78.0 million in the first six months of 2024 compared to the same period last year due primarily to higher employee-related costs and increased expenses related to digital technologies and systems.
Other general income - net increased $9.6 million in the first six months of 2024 compared to the same period last year primarily due to a decrease in provisions for environmental matters, net in the Administrative function, an increase in the gain on sale or disposition of assets and a decrease in miscellaneous expenses. This activity was partially offset by the gain recognized in the prior year related to the divestiture of a business. See Note 15 in Item 1 for additional information.
For information on impairment as a result of the China architectural business classification change to held for sale as of June 30, 2023, see Notes 3 and 5 in Item 1 and Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Interest expense decreased $7.2 million in the first six months of 2024 compared to the same period last year due primarily to a decrease in outstanding debt. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.
Other income - net increased $30.7 million in the first six months of 2024 compared to the same period last year due primarily to lower foreign currency transaction related losses in the current year compared to the prior year, partially offset by a decrease in investment gains. See Note 15 in Item 1 for additional information.

The following table presents Income before income taxes by segment and as a percentage of Net sales by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Income Before Income Taxes:
Paint Stores Group	$907.1	$849.3	6.8%	$1,400.3	$1,376.0	1.8%
Consumer Brands Group	204.4	110.3	85.3%	357.8	204.1	75.3%
Performance Coatings Group	301.5	272.7	10.6%	539.2	491.6	9.7%
Administrative	(239.6)	(220.2)	(8.8)%	(483.9)	(444.8)	(8.8)%
Total	$1,173.4	$1,012.1	15.9%	$1,813.4	$1,626.9	11.5%

Income Before Income Taxes as a % of Net Sales:
Paint Stores Group	25.1%	24.3%		21.6%	21.6%
Consumer Brands Group	24.2%	11.7%		21.6%	11.2%
Performance Coatings Group	16.7%	15.2%		15.5%	14.0%
Administrative	nm	nm		nm	nm
Total	18.7%	16.2%		15.6%	13.9%

nm - not meaningful
Income Tax Expense
The effective tax rate was 24.2% for the second quarter of 2024 compared to 21.6% for the second quarter of 2023, and 23.1% for the first six months of 2024 compared to 21.9% for the first six months of 2023. The increase in the effective tax rate for the second quarter was due primarily to a less favorable impact of tax benefits related to employee share-based payments and a favorable adjustment in the second quarter of 2023 related to the divestiture of the China architectural business. For the first six months, the increase in the effective tax rate was primarily related to the divestiture of the China architectural business in the second quarter of 2023, and partially offset by a more favorable impact of tax benefits related to employee share-based payments during the first six months. The other significant components of the Company’s effective tax rate were consistent in both comparable periods. See Note 16 in Item 1 for additional information.
Net Income Per Share
Diluted net income per share in the second quarter of 2024 increased 14.0% to $3.50 per share compared to $3.07 per share in the second quarter of 2023. Diluted net income per share included a $0.20 per share charge for acquisition-related amortization expense in both the second quarter of 2024 and 2023. In the second quarter of 2023, diluted net income per share also included a net charge of $0.02 per share related to activities associated with the Company’s restructuring plan. Currency translation rate changes decreased diluted net income per share by $0.02 in the second quarter of 2024.
Diluted net income per share for the first six months of 2024 increased 11.6% to $5.47 per share compared to $4.90 per share in the first six months of 2023. Diluted net income per share included a $0.39 and $0.42 per share charge for acquisition-related amortization expense for the first six months of 2024 and 2023, respectively. In the first six months of 2023, diluted net income per share also included a net charge of $0.02 per share related to activities associated with the Company’s restructuring plan. Currency translation rate changes decreased diluted net income per share by $0.02 in the first six months of 2024.
For information on the Company’s restructuring plan, see Note 4 in Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at June 30, 2024. The Company generated $1.144 billion in Net operating cash during the first six months of 2024. The Company returned cash of $1.341 billion to its shareholders in the form of dividends and share repurchases during the first six months of 2024. The Company’s EBITDA increased 8.0% to $2.334 billion. See the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At June 30, 2024, the Company had Cash and cash equivalents of $200.0 million and Total debt outstanding of $10.339 billion. Total debt, net of Cash and cash equivalents, was $10.139 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating needs.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $1.428 billion to a deficit of $1.416 billion at June 30, 2024 compared to a surplus of $11.5 million at June 30, 2023. The net working capital decrease is due to an increase in current liabilities and a decrease in current assets.
Current asset balances decreased $300.0 million at June 30, 2024 compared to June 30, 2023 primarily due to a decrease in Inventories of $149.9 million driven by lower inventory levels and moderating raw material costs, a decrease of $71.0 million in Other current assets, a decrease of $69.7 million in Accounts receivable, net and a decrease in Cash and cash equivalents of $9.4 million. The decrease in Other current assets primarily relates to the assets classified as held for sale as of June 30, 2023 which were subsequently sold (see Note 3 in Item 1).
Current liability balances increased $1.128 billion at June 30, 2024 compared to June 30, 2023 primarily due to an increase in Short-term borrowings of $552.1 million, an increase in the Current portion of long-term debt of $350.2 million, an increase in Other accruals of $152.1 million, primarily related to environmental liabilities, liabilities from contracts with customers and miscellaneous other current liabilities, an increase in Accrued taxes of $39.1 million and an increase in the Current portion of operating lease liabilities of $21.7 million. At June 30, 2024, the Company’s current ratio was 0.81 compared to 0.83 and 1.00 at December 31, 2023 and June 30, 2023, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $299.8 million in the first six months of 2024 and $694.1 million in the twelve months since June 30, 2023. The increase in the first six months was primarily due to capital expenditures of $498.6 million, partially offset by depreciation expense of $142.9 million and currency translation and other adjustments of $55.9 million. Since June 30, 2023, the increase was primarily due to capital expenditures of $1.093 billion, partially offset by depreciation expense of $289.1 million, the sale or disposition of fixed assets of $54.9 million and currency translation and other adjustments of $55.1 million.
Capital expenditures primarily represented expenditures related to construction activities associated with the new headquarters and research and development (R&D) center in the Administrative function. Construction of the new headquarters and R&D center is expected to be complete in 2024 at the earliest. In addition, capital expenditures were related to manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups and the opening of new paint stores and renovation and improvements in existing stores in the Paint Stores Group.
In 2024, the Company expects to spend approximately the same as 2023 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures are targeted to be approximately 2% of Net sales in 2024 and are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and R&D facilities and new store openings. Additionally, the Company will continue to construct its new headquarters and R&D center. Refer to “Real Estate Financing” below for further information on the financing transaction for the new headquarters.
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
See Note 8 in Item 1 and Notes 8 and 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning real estate financing.
Goodwill and Intangible Assets
Goodwill decreased $19.1 million from December 31, 2023 and increased $160.4 million from June 30, 2023. The decrease during the first six months of 2024 was primarily due to foreign currency translation fluctuations and other adjustments of $46.3 million, partially offset by purchase accounting allocations of $27.2 million. The increase over the twelve month period from June 30, 2023 was primarily due to purchase accounting allocations of $181.4 million, partially offset by foreign currency translation fluctuations and other adjustments of $21.0 million.
Intangible assets decreased $187.7 million from December 31, 2023 and $241.6 million from June 30, 2023. The decrease during the first six months of 2024 was primarily due to amortization of $163.6 million and foreign currency translation fluctuations and other adjustments of $39.0 million, partially offset by capitalized software of $14.9 million. The decrease over the twelve month period from June 30, 2023 was primarily due to amortization of $321.9 million, trademark impairment of $24.0 million and foreign currency translation fluctuations and other adjustments of $21.2 million, partially offset by purchase accounting allocations of $110.6 million and capitalized software of $14.9 million.
See Note 5 in Item 1 for more information concerning the Company's Goodwill and Intangible assets and Note 3 in Item 1 for information on the impairment test performed as a result of the China architectural business classification change to held for sale as of June 30, 2023. In addition, see Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company's Goodwill and Intangible assets.
Other Assets
Other assets increased $145.5 million from December 31, 2023 and $233.4 million from June 30, 2023. The increase in the first six months of 2024 and from June 30, 2023 was primarily due to an increase in Non-Traded Investments and other assets related to contracts with customers and deposits and other receivables. See Note 1 in Item 1 for additional information on the Company’s Non-Traded Investments.
Debt (including Short-term borrowings)

	June 30,	December 31,	June 30,
	2024	2023	2023
Long-term debt (including current portion)	$8,980.5	$9,476.7	$9,595.2
Short-term borrowings	1,358.3	374.2	806.2
Total debt outstanding	$10,338.8	$9,850.9	$10,401.4
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The Company had unused capacity under its various credit agreements of $2.343 billion at June 30, 2024. See Note 6 in Item 1 for additional information.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2023. The changes from June 30, 2023 are primarily due to changes in actuarial assumptions. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.

Deferred Income Taxes
Deferred income taxes decreased $41.1 million from December 31, 2023 and $68.9 million from June 30, 2023 primarily due to amortization of acquisition-related intangible assets.
Environmental-Related Liabilities
The operations of the Company, like those of other companies in the same industry, are subject to various domestic and foreign environmental laws and regulations. These laws and regulations not only govern current operations and products, but also impose potential liability on the Company for past operations. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the Company and the industry in the future. Management believes that the Company conducts its operations in compliance with applicable environmental laws, regulations and requirements and has implemented various programs designed to help protect the environment and promote continued compliance.
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2024. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2024. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2024 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	June 30,	December 31,	June 30,
	2024	2023	2023
Total shareholders’ equity	$3,751.8	$3,715.8	$3,631.1
Shareholders’ equity increased $36.0 million during the first six months of 2024 as a result of Net income of $1.395 billion and an increase in Other capital of $148.4 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $994.1 million of treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $361.1 million and a decrease in AOCI of $152.6 million primarily due to foreign currency translation adjustments.
Shareholders’ equity increased $120.7 million since June 30, 2023 as a result of Net income of $2.513 billion and an increase in Other capital of $297.4 million primarily associated with stock-based compensation expense and stock option exercises, partially offset by $1.893 billion of treasury stock activity primarily attributable to treasury stock repurchases, cash dividends paid on common stock of $672.0 million and a decrease in AOCI of $125.6 million primarily due to foreign currency translation adjustments.
During the first six months of 2024, the Company purchased 3.1 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2024 to purchase 36.5 million shares of its common stock.
In February 2024, the Company's Board of Directors increased the quarterly cash dividend from $0.605 per share to $0.715 per share. If approved in all subsequent quarters, this quarterly dividend will result in an annual dividend for 2024 of $2.86 per share or a 31% payout of 2023 diluted net income per share.

Cash Flow
Net operating cash for the six months ended June 30, 2024 was a source of $1.144 billion compared to a source of $1.295 billion for the same period in 2023. The decrease in Net operating cash was primarily due to higher cash requirements for working capital, partially offset by higher Net income.
Net investing cash usage increased $164.2 million in the first six months of 2024 to a usage of $582.1 million compared to a usage of $417.9 million for the same period in 2023 primarily due to an increase in cash used for capital expenditures, reduced proceeds from the sale of assets and the proceeds from the divestiture of a business in the prior year.
Net financing cash usage decreased $241.8 million in the first six months of 2024 to a usage of $627.8 million compared to a usage of $869.6 million for the same period in 2023 primarily due to a net increase in Short-term borrowings, higher proceeds from stock options exercised and real estate financing transactions, partially offset by an increase in payments of long-term debt, treasury stock purchases and cash dividends.
In the twelve month period from July 1, 2023 through June 30, 2024, the Company generated net operating cash of $3.371 billion, used $1.204 billion in investing activities and used $2.183 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated August 30, 2022. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At June 30, 2024, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company’s debt and related covenant.

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
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$889.9	$793.7	$1,395.1	$1,271.1
Interest expense	110.8	111.7	213.8	221.0
Income taxes	283.5	218.4	418.3	355.8
Depreciation	71.8	75.7	142.9	146.1
Amortization	81.5	83.0	163.6	166.7
EBITDA	$1,437.5	$1,282.5	$2,333.7	$2,160.7
Restructuring expense	—	8.7	—	9.6
Impairment of assets related to China divestiture	—	34.0	—	34.0
Gain on divestiture of domestic aerosol business	—	(20.1)	—	(20.1)
Adjusted EBITDA	$1,437.5	$1,305.1	$2,333.7	$2,184.2
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the six months ended June 30, 2024, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s second quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	800,000	$307.34	800,000	37,125,000
Employee transactions (2)	172	$310.45	—	N/A

May 1 - May 31
Share repurchase program (1)	600,000	$314.24	600,000	36,525,000
Employee transactions (2)	178	$319.32	—	N/A

June 1 - June 30
Share repurchase program (1)	—	$—	—	36,525,000
Employee transactions (2)	186	$297.61	—	N/A

Quarter Total
Share repurchase program (1)	1,400,000	$310.29	1,400,000	36,525,000
Employee transactions (2)	536	$308.94	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended June 30, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

4.1
Amendment No. 9 to the Amended and Restated Credit Agreement, dated as of May 1, 2024, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto (filed herewith).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 23, 2024	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

July 23, 2024	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer