Form 10-Q
period 2024-09-30
SHERWIN WILLIAMS CO
filed 2024-10-22
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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

Common Stock, $0.33-1/3 Par Value – 251,853,291 shares as of September 30, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$6,162.5	$6,116.7	$17,801.3	$17,799.7
Cost of goods sold	3,135.0	3,200.5	9,179.4	9,590.3
Gross profit	3,027.5	2,916.2	8,621.9	8,209.4
Percent to net sales	49.1%	47.7%	48.4%	46.1%
Selling, general and administrative expenses	1,893.7	1,756.5	5,539.2	5,209.5
Percent to net sales	30.7%	28.7%	31.1%	29.3%
Other general expense (income) - net	0.7	61.9	(30.9)	39.9
Impairment	—	—	—	34.0
Interest expense	103.4	101.9	317.2	322.9
Interest income	(2.6)	(5.1)	(9.6)	(15.8)
Other expense (income) - net	9.5	(8.0)	(30.2)	(17.0)
Income before income taxes	1,022.8	1,009.0	2,836.2	2,635.9
Income taxes	216.6	247.5	634.9	603.3
Net income	$806.2	$761.5	$2,201.3	$2,032.6

Net income per common share:
Basic	$3.22	$2.98	$8.76	$7.94
Diluted	$3.18	$2.95	$8.65	$7.85

Weighted average shares outstanding:
Basic	250.6	255.1	251.4	255.9
Diluted	253.9	258.4	254.6	258.8
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$806.2	$761.5	$2,201.3	$2,032.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	106.1	(99.6)	(35.8)	(39.5)
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(4.5)	(4.6)	(13.4)	(13.6)
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(0.9)	(2.7)	(2.7)
Other comprehensive income (loss)	100.7	(105.1)	(51.9)	(55.8)
Comprehensive income	$906.9	$656.4	$2,149.4	$1,976.8
(1)    The three months ended September 30, 2024 and 2023 include unrealized (losses) gains, net of taxes, of $(31.4) million and $24.2 million, respectively, related to net investment hedges. The nine months ended September 30, 2024 and 2023 include unrealized (losses) gains, net of taxes, of $(7.3) million and $11.4 million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $1.6 million for the three months ended September 30, 2024 and 2023. Net of taxes of $4.5 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)    Net of taxes of $0.3 million for the three months ended September 30, 2024 and 2023. Net of taxes of $0.9 million for the nine months ended September 30, 2024 and 2023.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$238.2	$276.8	$503.4
Accounts receivable, net	2,973.4	2,467.9	2,940.9
Inventories	2,267.4	2,329.8	2,244.3
Other current assets	495.3	438.4	510.2
Total current assets	5,974.3	5,512.9	6,198.8
Property, plant and equipment, net	3,344.7	2,836.8	2,580.6
Goodwill	7,657.0	7,626.0	7,412.3
Intangible assets	3,656.9	3,880.5	3,824.0
Operating lease right-of-use assets	1,890.0	1,887.4	1,874.7
Other assets	1,445.4	1,210.8	1,114.1
Total assets	$23,968.3	$22,954.4	$23,004.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$915.5	$374.2	$338.6
Accounts payable	2,537.7	2,315.0	2,424.8
Compensation and taxes withheld	726.0	862.7	768.3
Accrued taxes	214.5	197.4	379.8
Current portion of long-term debt	1,048.9	1,098.8	1,098.2
Current portion of operating lease liabilities	462.8	449.3	441.1
Other accruals	1,312.7	1,329.5	1,172.4
Total current liabilities	7,218.1	6,626.9	6,623.2
Long-term debt	8,175.3	8,377.9	8,499.2
Postretirement benefits other than pensions	133.2	133.2	139.3
Deferred income taxes	631.7	683.1	648.4
Long-term operating lease liabilities	1,496.5	1,509.5	1,502.9
Other long-term liabilities	2,157.4	1,908.0	1,811.5
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
251.9 million, 254.5 million and 256.0 million shares outstanding
at September 30, 2024, December 31, 2023 and September 30, 2023, respectively	92.4	91.8	91.7
Other capital	4,471.4	4,193.6	4,103.9
Retained earnings	6,946.0	5,288.3	5,087.4
Treasury stock, at cost	(6,677.5)	(5,233.6)	(4,746.6)
Accumulated other comprehensive loss	(676.2)	(624.3)	(756.4)
Total shareholders’ equity	4,156.1	3,715.8	3,780.0
Total liabilities and shareholders’ equity	$23,968.3	$22,954.4	$23,004.5
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Nine Months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES
Net income	$2,201.3	$2,032.6
Adjustments to reconcile Net income to Net operating cash:
Depreciation	217.3	218.0
Non-cash lease expense	351.3	333.4
Amortization of intangible assets	244.8	250.2
Gain on divestiture of business	—	(20.1)
Impairment	—	34.0
Stock-based compensation expense	82.6	72.8
Amortization of non-traded investments	56.0	60.3
Gain on sale or disposition of assets	(25.2)	(8.1)
Provisions for environmental-related matters - net	(7.7)	52.7
Other postretirement benefit plan net cost	(18.2)	(13.5)
Deferred income taxes	(49.2)	(89.1)
Other	14.5	27.4
Change in working capital accounts - net	(392.5)	194.6
Change in operating lease liabilities	(353.4)	(335.2)
Costs incurred for environmental-related matters	(23.1)	(24.1)
Other	(79.8)	(182.6)
Net operating cash	2,218.7	2,603.3

INVESTING ACTIVITIES
Capital expenditures	(770.0)	(568.9)
Acquisition of business, net of cash acquired	—	(23.2)
Proceeds from divestiture of businesses	—	103.7
Proceeds from sale of assets	9.3	49.0
Other	(150.1)	(69.6)
Net investing cash	(910.8)	(509.0)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	541.4	(639.2)
Proceeds from long-term debt	848.7	—
Payments of long-term debt	(1,100.0)	(0.6)
Payments for credit facility and debt issuance costs	(8.6)	—
Payments of cash dividends	(543.6)	(468.4)
Proceeds from stock options exercised	194.8	66.2
Treasury stock purchased	(1,428.6)	(946.0)
Proceeds from real estate financing transactions	211.9	227.6
Other	(62.3)	(24.7)
Net financing cash	(1,346.3)	(1,785.1)

Effect of exchange rate changes on cash	(0.2)	(4.6)
Net (decrease) increase in cash and cash equivalents	(38.6)	304.6
Cash and cash equivalents at beginning of year	276.8	198.8
Cash and cash equivalents at end of period	$238.2	$503.4

Supplemental cash flow information
Income taxes paid	$597.4	$523.0
Interest paid	$322.3	$324.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$91.8	$4,193.6	$5,288.3	$(5,233.6)	$(624.3)	$3,715.8
Net income			505.2			505.2
Other comprehensive loss					(80.7)	(80.7)
Treasury stock purchased				(545.5)		(545.5)
Stock-based compensation activity	0.2	104.3		(14.0)		90.5
Other adjustments		0.9				0.9
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at March 31, 2024	$92.0	$4,298.8	$5,611.0	$(5,793.1)	$(705.0)	$3,503.7
Net income			889.9			889.9
Other comprehensive loss					(71.9)	(71.9)
Treasury stock purchased				(434.4)		(434.4)
Stock-based compensation activity	0.1	44.4		(0.2)		44.3
Other adjustments		(1.2)				(1.2)
Cash dividends -- $0.715 per share			(178.6)			(178.6)
Balance at June 30, 2024	$92.1	$4,342.0	$6,322.3	$(6,227.7)	$(776.9)	$3,751.8
Net income			806.2			806.2
Other comprehensive income					100.7	100.7
Treasury stock purchased				(448.7)		(448.7)
Stock-based compensation activity	0.3	130.7		(1.1)		129.9
Other adjustments		(1.3)				(1.3)
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at September 30, 2024	$92.4	$4,471.4	$6,946.0	$(6,677.5)	$(676.2)	$4,156.1

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1
Net income			477.4			477.4
Other comprehensive income					34.8	34.8
Treasury stock purchased				(301.7)		(301.7)
Stock-based compensation activity	0.1	33.8		(23.5)		10.4
Other adjustments		0.3				0.3
Cash dividends -- $0.605 per share			(156.5)			(156.5)
Balance at March 31, 2023	$91.3	$3,998.0	$3,844.1	$(4,100.8)	$(665.8)	$3,166.8
Net income			793.7			793.7
Other comprehensive income					14.5	14.5
Treasury stock purchased				(234.2)		(234.2)
Stock-based compensation activity	0.1	47.5		(0.1)		47.5
Other adjustments		(0.9)				(0.9)
Cash dividends -- $0.605 per share			(156.3)			(156.3)
Balance at June 30, 2023	$91.4	$4,044.6	$4,481.5	$(4,335.1)	$(651.3)	$3,631.1
Net income			761.5			761.5
Other comprehensive loss					(105.1)	(105.1)
Treasury stock purchased				(410.1)		(410.1)
Stock-based compensation activity	0.3	58.7		(1.4)		57.6
Other adjustments		0.6				0.6
Cash dividends -- $0.605 per share			(155.6)			(155.6)
Balance at September 30, 2023	$91.7	$4,103.9	$5,087.4	$(4,746.6)	$(756.4)	$3,780.0
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended September 30, 2024 and 2023
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2024 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the reportable segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
Since December 31, 2023, accounting estimates were revised as necessary during the first nine months of 2024 based on new information and changes in facts and circumstances.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $255.2 million, $213.1 million and $247.7 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Amortization of Non-Traded Investments	$13.6	$20.6	$56.0	$60.3
Tax credits and other tax benefits received	27.8	17.6	75.2	66.8

The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Condensed Consolidated Cash Flows, the tax credits and other tax benefits are presented as a change in Accrued taxes and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $75.2 million, $94.8 million and $66.8 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	September 30,	December 31,	September 30,
	2024	2023	2023
Other assets	$724.5	$675.0	$597.0
Other accruals	79.6	80.9	48.5
Other long-term liabilities	606.8	568.2	536.6
Net deferred income tax asset	21.5	19.4	20.0
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
Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 will be effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU and expects the standard will only impact its segment disclosures with no impact to the consolidated financial statements.
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

NOTE 3 - ACQUISITIONS AND DIVESTITURES
Acquisitions
Closed in Prior Year
In October 2023, the Company completed the acquisition of German-based SIC Holding GmbH, a Peter Möhrle Holding venture comprised of Oskar Nolte GmbH and Klumpp Coatings GmbH (SIC Holding). This business specializes in foil coatings as well as radiation-cured and waterbased industrial wood coatings for the board, furniture and flooring industry. The Company has finalized the purchase price allocation for the acquisition within the allowable measurement period. SIC Holding is reported within the Company’s Performance Coatings Group and the results of operations for the acquisition have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material. The total purchase price for the acquisition was approximately $290 million, including an immaterial amount paid in the third quarter of 2024 to finalize certain representations, warranties and closing conditions.
Subsequent Event
The Company completed the acquisition of a metal packaging coatings business in October 2024. The acquisition was funded via an escrow account in September 2024 for approximately $80 million in cash. The deposit is recorded in Other assets on the Consolidated Balance Sheets as of September 30, 2024 and presented in Other investing activities on the Statements of Condensed Consolidated Cash Flows for the nine months then ended. The acquired business develops, manufactures and sells coatings for the food and household product markets and will be reported within the Company’s Performance Coatings Group.
Divestitures
Closed in Prior Year
The Company completed the divestiture of a non-core domestic aerosol business within the Consumer Brands Group in the second quarter of 2023. This transaction resulted in the recognition of a $20.1 million gain within the Administrative function and was recorded within Other general expense (income) - net in the Statements of Consolidated Income.
During the third quarter of 2023, the Company completed the divestiture of the China architectural business within the Consumer Brands Group. An immaterial working capital adjustment was finalized during the first quarter of 2024. The associated net assets were classified as held for sale at June 30, 2023 in accordance with the Property, Plant, and Equipment Topic of the ASC. Following the prescribed order of impairment testing, the Company first reviewed individual tangible and intangible assets under their applicable Topic of the ASC to determine if their carrying value was higher than their respective fair value. As a result, the Company recorded an impairment charge of $6.9 million within the Consumer Brands Group in the second quarter of 2023 related to China architectural trademarks. The Company then compared the updated carrying value of the assets and liabilities comprising the disposal group as a whole to its respective fair value which was determined to be equal to the selling price, less costs to sell. As a result of this comparison, the Company recorded an additional impairment charge of $27.1 million within the Administrative function in the second quarter of 2023 and classified the remaining assets as Other current assets and remaining liabilities as Other accruals at June 30, 2023. The fair value of the disposal group was classified as level 2 in the fair value hierarchy as fair value was based on a specific price and other observable inputs for similar items with no active market.
These divestitures did not meet the criteria to be reported as discontinued operations in the consolidated financial statements as the Company’s decision to divest these businesses did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	September 30,	December 31,	September 30,
	2024	2023	2023
Finished goods	$1,734.2	$1,810.9	$1,833.7
Work in process and raw materials	533.2	518.9	410.6
Inventories	$2,267.4	$2,329.8	$2,244.3
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
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	September 30,	December 31,	September 30,
	2024	2023	2023
Land	$255.2	$257.5	$262.3
Buildings	1,183.7	1,048.7	1,039.2
Machinery and equipment	3,662.6	3,459.8	3,379.4
Construction in progress	1,471.0	1,111.0	882.0
Property, plant and equipment, gross	6,572.5	5,877.0	5,562.9
Less allowances for depreciation	3,227.8	3,040.2	2,982.3
Property, plant and equipment, net	$3,344.7	$2,836.8	$2,580.6
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
NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	September 30,	December 31,	September 30,
	2024	2023	2023
Long-term debt (including current portion)	$9,224.2	$9,476.7	$9,597.4
Short-term borrowings	915.5	374.2	338.6
Total debt outstanding	$10,139.7	$9,850.9	$9,936.0
Long-Term Debt
The Company’s long-term debt primarily consists of senior notes. In August 2024, the Company repaid the principal of $600.0 million related to the Company’s 4.05% senior notes due August 8, 2024 using commercial paper and subsequently issued $400.0 million of 4.55% senior notes due 2028 and $450.0 million of 4.80% senior notes due 2031 in a public offering. The net proceeds from the issuance of these notes were used to repay outstanding borrowings under the Company’s domestic commercial paper program and for general corporate purposes. The newly issued senior notes contain customary qualitative covenants as defined in their respective agreements. The Company is in compliance with these and all other covenants related to the senior notes as of September 30, 2024. During the second quarter of 2024, the Company paid the principal of $500.0 million related to its 3.125% senior notes due June 1, 2024. For further details on the Company’s debt, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Short-Term Borrowings
In July 2024, the Company entered into a new $2.500 billion revolving credit agreement maturing on July 31, 2029 (the New Credit Agreement) which replaced the $2.250 billion credit agreement dated August 30, 2022, as amended. The New Credit Agreement may be used for general corporate purposes, including the financing of working capital requirements. Under the terms of the New Credit Agreement, the Company may request to extend the maturity date for two additional one-year periods, request an uncommitted increase up to $750.0 million and issue letters of credit under a $250.0 million subfacility. The quantitative leverage ratio and other customary qualitative covenants for the revolving credit agreement have not changed under the terms of the New Credit Agreement. The Company is in compliance with these covenants as of September 30, 2024.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At September 30, 2024, the Company had unused capacity under its various credit agreements of $3.026 billion. The following table summarizes the Company’s short-term borrowings:

	September 30,	December 31,	September 30,
	2024	2023	2023
Short-term borrowings:
Domestic commercial paper	$904.0	$347.7	$338.5
Foreign facilities	11.5	26.5	0.1
Total	$915.5	$374.2	$338.6

Weighted average interest rate:
Domestic commercial paper	5.2%	5.5%	5.5%
Foreign facilities	3.4%	3.6%	6.2%
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
NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic benefit cost (credit) for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Three Months Ended September 30:
Service cost	$0.9	$0.9	$1.2	$1.1	$0.1	$0.1
Interest cost	1.3	1.1	3.0	2.9	1.7	1.9
Expected return on assets	(2.0)	(1.8)	(2.8)	(3.1)	—	—
Amortization of prior service cost (credit)	0.4	0.3	—	(0.1)	(6.0)	(6.0)
Amortization of actuarial gains	(0.1)	—	(0.3)	(0.4)	(0.1)	—
Net periodic benefit cost (credit)	$0.5	$0.5	$1.1	$0.4	$(4.3)	$(4.0)

Nine Months Ended September 30:
Service cost	$2.7	$2.5	$3.6	$3.2	$0.3	$0.4
Interest cost	3.7	3.4	9.0	8.6	5.1	5.6
Expected return on assets	(6.2)	(5.5)	(8.4)	(9.3)	—	—
Amortization of prior service cost (credit)	1.4	1.0	(0.1)	(0.2)	(17.9)	(18.0)
Amortization of actuarial (gains) losses	(0.2)	—	(0.8)	(1.1)	(0.3)	0.1
Net periodic benefit cost (credit)	$1.4	$1.4	$3.3	$1.2	$(12.8)	$(11.9)
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2024 and 2023, the Company had accruals reported on the balance sheet as Other long-term liabilities of $209.8 million and $260.1 million, respectively. Estimated costs of current investigation and remediation activities of $93.6 million and $50.2 million are included in Other accruals at September 30, 2024 and 2023, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $88.7 million higher than the minimum accruals at September 30, 2024.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2024. At September 30, 2024, $255.6 million, or 84.2% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $88.7 million at September 30, 2024, $65.2 million, or 73.5%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction, and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At September 30, 2024, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on Net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. Net proceeds are recognized within the Financing Activities section in the Statements of Consolidated Cash Flows. These arrangements primarily consist of the new headquarters currently under construction, for which the Company expects to receive total proceeds approximating $800 million to $850 million on an incremental basis until completion of construction. The following table summarizes the activity related to this transaction during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Proceeds received	$50.4	$87.4	$211.9	$226.1
Capitalized interest (1)	12.1	6.5	32.3	15.7
(1) Interest is capitalized within Other long-term liabilities.
The financing obligation for the new headquarters was $731.9 million and $435.7 million at September 30, 2024 and 2023, respectively. The short-term portion of the liability recorded in Other accruals was $48.5 million and $34.9 million at September 30, 2024 and 2023, respectively. See Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning real estate financing.
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
Public Nuisance Claim Litigation. The Company and other companies were defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by the State of Rhode Island; the City of St. Louis, Missouri; various cities and counties in the State of New Jersey; various cities in the State of Ohio and the State of Ohio; the City of Chicago, Illinois; the City of Milwaukee, Wisconsin; the County of Santa Clara, California, and other public entities in the State of California (the California Proceedings); and Lehigh and Montgomery Counties in Pennsylvania. Except for the California Proceedings in which the Company reached a court-approved agreement in 2019 after nearly twenty years of litigation, all of those legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings. Most recently, on May 7, 2024, as further described below in Wisconsin Proceedings, the plaintiffs in the Gibson and Valoe cases filed amended complaints alleging, in part, public nuisance claims.
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
In a separate proceeding, on August 24, 2021, the plaintiff in Arrieona Beal v. Hattie and Jerry Mitchell filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL Industries, Inc., and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On May 15, 2024, the plaintiff filed a motion for partial judgment on the pleadings to strike the Company and other manufacturing defendants’ affirmative defenses, and on August 6, 2024, the circuit court granted defendants’ motion to strike the plaintiff’s motion. The parties have been conducting discovery.
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
Other matters. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection, and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages, and litigation fees and costs, as well as other costs, damages, declaratory relief, and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. The parties have been conducting expert discovery. Trial is scheduled to start on March 10, 2025.
In July 2024, a third-party assurance, testing, inspection and certification provider changed its listing for one of the Company’s protective coatings products, an intumescent coating used for fire protection of steel beam assemblies. The Company has received claims regarding this matter and is working with its customers and end users to assist in understanding the potential impacts of the listing change, including the extent of potential remedial action that may involve the application of additional product. The Company’s review of this matter is ongoing. Except for an immaterial product warranty liability recorded on the Consolidated Balance Sheets as of September 30, 2024, any additional amount or range of potential loss cannot be reasonably estimated at this time.

NOTE 10 - SHAREHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2024		2023
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.715	$182.5	$0.605	$156.5
Second Quarter	0.715	178.6	0.605	156.3
Third Quarter	0.715	182.5	0.605	155.6
Total	$2.145	$543.6	$1.815	$468.4
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of September 30, 2024, the Company had remaining authorization from its Board of Directors to purchase 35.3 million shares of its common stock. The table below summarizes share repurchases during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Treasury stock purchases (in millions)	$448.7	$410.1	$1,428.6	$946.0
Treasury stock purchases (in shares)	1,250,000	1,500,000	4,350,000	3,800,000
Average price per share	$358.96	$273.45	$328.41	$248.96
Other Activity
During the nine months ended September 30, 2024, 1,584,890 stock options were exercised at a weighted average price per share of $124.82. In addition, 120,973 restricted stock units vested during the same period.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2023	$(716.9)	$64.3	$28.3	$(624.3)
Amounts recognized in AOCI (1)	(35.8)	—	—	(35.8)
Amounts reclassified from AOCI (2), (3)	—	(13.4)	(2.7)	(16.1)
Balance at September 30, 2024	$(752.7)	$50.9	$25.6	$(676.2)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $(7.3) million, net of taxes during the nine months ended September 30, 2024. See Note 12.
(2)    Pension and other postretirement benefit adjustments are net of taxes of $4.5 million for the nine months ended September 30, 2024. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.9 million for the nine months ended September 30, 2024. See Statements of Consolidated Comprehensive Income.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2022	$(810.8)	$78.3	$31.9	$(700.6)
Amounts recognized in AOCI (1)	(39.5)	—	—	(39.5)
Amounts reclassified from AOCI (2), (3)	—	(13.6)	(2.7)	(16.3)
Balance at September 30, 2023	$(850.3)	$64.7	$29.2	$(756.4)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $11.4 million, net of taxes during the nine months ended September 30, 2023. See Note 12.
(2)    Pension and other postretirement benefit adjustments are net of taxes of $4.6 million for the nine months ended September 30, 2023. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.9 million for the nine months ended September 30, 2023. See Statements of Consolidated Comprehensive Income.
NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has U.S. Dollar to Euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to Euro denominated fixed-rate debt. The outstanding contracts as of September 30, 2024 are summarized in the table below.

Contract Date	Notional Value	Maturity Date
June 28, 2023	$200.0	August 8, 2025
November 8, 2021	162.7	June 1, 2027
May 10, 2024	100.0	June 1, 2027
May 21, 2024	175.0	June 1, 2027
August 7, 2024	150.0	June 1, 2027
September 26, 2024	100.0	June 1, 2027
September 12, 2024	100.0	March 1, 2028
December 7, 2023	150.0	August 15, 2029
May 21, 2024	225.0	August 15, 2029
September 24, 2024	100.0	September 1, 2031
In August 2024, the Company settled its $150.0 million U.S. Dollar to Euro cross currency swap contract entered into on March 28, 2023. In May 2024, the Company settled its $500.0 million U.S. Dollar to Euro cross currency swap contract entered into on February 13, 2020. At the time of both of these settlements, an immaterial loss was recognized in AOCI.
The following table summarizes amounts recognized in the Consolidated Balance Sheets for cross currency swap contracts. See Note 13 for additional information on the fair value of these contracts.

	September 30,	December 31,	September 30,
	2024	2023	2023
Other current assets	$—	$—	$14.7
Other assets	—	—	9.6
Other accruals	4.5	12.0	—
Other long-term liabilities	27.5	12.4	—

The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized (losses) gains for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
(Losses) gains	$(41.7)	$32.1	$(9.7)	$15.2
Tax effect	10.3	(7.9)	2.4	(3.8)
(Losses) gains, net of taxes	$(31.4)	$24.2	$(7.3)	$11.4
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other expense (income) - net. See Note 15 for further details. There were no material foreign currency option and forward contracts outstanding at September 30, 2024 and 2023.
NOTE 13 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at September 30, 2024 and December 31, 2023. Except for the acquisition and divestiture related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan	$94.0	$94.0	$—	$—	$84.7	$84.7	$—	$—

Liabilities:
Net investment hedges	$32.0	$—	$32.0	$—	$24.4	$—	$24.4	$—
The deferred compensation plan assets consist of investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares. The deferred compensation plan assets also include partnership funds measured using net asset value (or its equivalent) as a practical expedient, which are not classified in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the fair value of the partnership funds was $6.8 million and $6.4 million, respectively. The cost basis of all investments within the deferred compensation plan was $78.6 million and $76.3 million at September 30, 2024 and December 31, 2023, respectively.
The net investment hedges represent the fair value of outstanding cross currency swap contracts. See Note 12 for further details. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the Euro foreign currency rate.

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

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,224.0	$8,485.0	$9,475.8	$8,615.1
Non-publicly traded debt	0.2	0.2	0.9	0.8
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
The remaining revenue is governed by long-term supply agreements and related purchase orders (contracts) that specify shipping terms and aspects of the transaction price including rebates, discounts and other sales incentives, such as advertising support. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
Refer to Note 18 for the Company’s disaggregation of Net sales by reportable segment. As the reportable segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Approximately 80% of the Company’s Net sales are in the North America region (which is comprised of the United States, Canada and the Caribbean region), slightly less than 10% in the EMEAI region (Europe, Middle East, Africa and India), with the remaining global regions accounting for the residual balance. No country outside of the United States is individually significant.
The Company has made payments or given credits for various incentives at the beginning of a long-term contract where future revenue is expected and before satisfaction of performance obligations. Under these circumstances, the Company recognizes a contract asset and amortizes these prepayments over the expected benefit life of the long-term contract typically on a straight-line basis.
The majority of variable consideration in the Company’s contracts include a form of volume rebate, discounts and other incentives, where the customer receives a retrospective percentage rebate based on the amount of their purchases. In these situations, the rebates are accrued as a fixed percentage of sales and recorded as a reduction of sales until paid to the customer per the terms of the contract. Forms of variable consideration such as tiered rebates, whereby a customer receives a retrospective price decrease dependent on the volume of their purchases, are calculated using a forecasted percentage to determine the most likely amount to accrue. Management creates a baseline calculation using historical sales and then utilizing forecast information, estimates the anticipated sales volume each quarter to calculate the expected reduction to sales. The remainder of the transaction price is fixed as agreed upon with the customer, limiting estimation of revenues including constraints.

The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Consolidated Balance Sheets caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2023	$2,467.9	$46.2	$151.7	$365.7	$3.8
Balance at September 30, 2024	2,973.4	57.8	225.1	363.2	4.0
The difference between the closing and opening balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the contractual performance obligation and the associated payment.
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
Under ASC 326, the Company reviews the collectability of the Accounts receivable balance each reporting period and estimates the allowance for current expected credit losses based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance for current expected credit losses if a final determination of uncollectibility is made. All provisions for the allowance for current expected credit losses are included in Selling, general and administrative expenses.
The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$59.6	$56.6
Bad debt expense	58.8	50.7
Uncollectible accounts written off, net of recoveries	(34.2)	(32.1)
Ending balance	$84.2	$75.2

NOTE 15 - OTHER
Other general expense (income) - net
Included in Other general expense (income) - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provisions for environmental matters - net	$2.8	$39.4	$(7.7)	$52.7
Gain on divestiture of business (see Note 3)	—	—	—	(20.1)
(Gains) losses on sale or disposition of assets	(2.0)	12.7	(25.2)	(8.1)
Other	(0.1)	9.8	2.0	15.4
Other general expense (income) - net	$0.7	$61.9	$(30.9)	$39.9
Provisions for environmental matters - net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Provisions for environmental matters - net for the nine months ended September 30, 2024 included an immaterial amount of insurance proceeds related to environmental cleanup at a current manufacturing site. For the three months ended September 30, 2023, additional provisions were recorded based on new information which impacted the estimate of required remediation at certain Major Sites and other Company locations. See Note 8 for further details on the Company’s environmental-related activities.
(Gains) losses on sale or disposition of assets represents (gains) losses with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.
Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net investment gains	$(1.9)	$(0.5)	$(10.8)	$(19.2)
Net expense from banking activities	3.6	3.1	11.3	10.9
Foreign currency transaction related losses - net	6.8	1.1	9.8	24.7
Miscellaneous periodic benefit income	(4.9)	(5.2)	(14.7)	(15.4)
Other income	(17.5)	(10.5)	(51.7)	(40.9)
Other expense	23.4	4.0	25.9	22.9
Other expense (income) - net	$9.5	$(8.0)	$(30.2)	$(17.0)
Net investment gains primarily relate to the change in market value of the investments held in the deferred compensation plan and realized change in market value of bonds issued by a foreign government. See Note 13 for further details on the fair value of these investments.
Foreign currency transaction related losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized (gains) losses from foreign currency option and forward contracts. See Note 12 for further details regarding these foreign currency contracts.
Miscellaneous periodic benefit income consists of the non-service components of pension and other postretirement benefit net periodic benefit cost (credit). See Note 7 for further details.
Other income and other expense include items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.

NOTE 16 - INCOME TAXES
The effective tax rate was 21.2% and 22.4% for the third quarter and first nine months of 2024, respectively, compared to 24.5% and 22.9% for the third quarter and first nine months of 2023, respectively. The decrease in the effective tax rate for both periods was primarily due to a more favorable impact from tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year.
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
In the second quarter of 2024, the Company agreed to a Notice of Proposed Adjustment by the IRS for $28.7 million related to certain adjustments for 2017 through 2019, and is adequately reserved. There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2023 during the first nine months of 2023.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2013 through 2016 income tax returns in 2023 and paid the related assessments in the fourth quarter of 2023 and first quarter of 2024. The Company finalized the IRS audit for the 2011 income tax return in 2023 and paid the tax assessment in the second quarter of 2024 and the interest assessment in the third quarter of 2024. The IRS is currently auditing the Company’s 2017 through 2019 income tax returns. As of September 30, 2024, the federal statute of limitations has not expired for the 2017 through 2023 tax years.
At September 30, 2024, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2023. In addition, the Company is subject to state and local income tax examinations for the tax years 2016 through 2023.
NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic
Net income	$806.2	$761.5	$2,201.3	$2,032.6
Average shares outstanding	250.6	255.1	251.4	255.9
Basic net income per share	$3.22	$2.98	$8.76	$7.94

Diluted
Net income	$806.2	$761.5	$2,201.3	$2,032.6
Average shares outstanding assuming dilution:
Average shares outstanding	250.6	255.1	251.4	255.9
Stock options and other contingently issuable shares (1)	3.3	3.3	3.2	2.9
Average shares outstanding assuming dilution	253.9	258.4	254.6	258.8
Diluted net income per share	$3.18	$2.95	$8.65	$7.85
(1)There were 0.1 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2024. There were 1.1 million and 2.0 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2023, respectively.

NOTE 18 - REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company determined it has three reportable segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Refer to Note 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further details on the Company’s Reportable Segments.

	Three Months Ended September 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,650.2	$790.5	$1,720.0	$1.8	$6,162.5
Intersegment transfers	—	1,412.2	6.4	(1,418.6)	—
Total net sales and intersegment transfers	$3,650.2	$2,202.7	$1,726.4	$(1,416.8)	$6,162.5

Segment profit	$895.9	$165.5	$259.7		$1,321.1
Interest expense				$(103.4)	(103.4)
Administrative expenses and other				(194.9)	(194.9)
Income before income taxes	$895.9	$165.5	$259.7	$(298.3)	$1,022.8

	Three Months Ended September 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,537.1	$854.8	$1,724.2	$0.6	$6,116.7
Intersegment transfers	—	1,359.1	49.3	(1,408.4)	—
Total net sales and intersegment transfers	$3,537.1	$2,213.9	$1,773.5	$(1,407.8)	$6,116.7

Segment profit	$917.5	$101.6	$279.7		$1,298.8
Interest expense				$(101.9)	(101.9)
Administrative expenses and other				(187.9)	(187.9)
Income before income taxes	$917.5	$101.6	$279.7	$(289.8)	$1,009.0

	Nine Months Ended September 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$10,143.1	$2,445.8	$5,208.3	$4.1	$17,801.3
Intersegment transfers	—	4,073.9	50.2	(4,124.1)	—
Total net sales and intersegment transfers	$10,143.1	$6,519.7	$5,258.5	$(4,120.0)	$17,801.3

Segment profit	$2,296.2	$523.3	$798.9		$3,618.4
Interest expense				$(317.2)	(317.2)
Administrative expenses and other				(465.0)	(465.0)
Income before income taxes	$2,296.2	$523.3	$798.9	$(782.2)	$2,836.2

	Nine Months Ended September 30, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$9,894.9	$2,673.3	$5,228.9	$2.6	$17,799.7
Intersegment transfers	—	4,046.2	159.1	(4,205.3)	—
Total net sales and intersegment transfers	$9,894.9	$6,719.5	$5,388.0	$(4,202.7)	$17,799.7

Segment profit	$2,293.5	$305.7	$771.3		$3,370.5
Interest expense				$(322.9)	(322.9)
Administrative expenses and other				(411.7)	(411.7)
Income before income taxes	$2,293.5	$305.7	$771.3	$(734.6)	$2,635.9

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
Net sales of all consolidated foreign subsidiaries were $1.124 billion and $1.105 billion for the three months ended September 30, 2024 and 2023, respectively. Net external sales of all consolidated foreign subsidiaries were $3.370 billion and $3.342 billion for the nine months ended September 30, 2024 and 2023, respectively. Long-lived assets of these subsidiaries totaled $3.631 billion and $3.217 billion at September 30, 2024 and 2023, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated Net sales in 2024 and 2023.
For further details on the Company’s Reportable Segments, see Note 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative function in the same way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 18 in Item 1 for further details on the Company’s Reportable Segments.
SUMMARY
•Consolidated Net sales increased 0.7% in the quarter to $6.163 billion
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 2.2% in the quarter
•Diluted net income per share increased 7.8% to $3.18 per share in the quarter compared to $2.95 per share in the third quarter 2023
•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) in the quarter increased 1.2% to $1.282 billion in the quarter, or 20.8% of Net sales
OUTLOOK
We remain focused on navigating choppy macroeconomic conditions by purposefully executing our differentiated strategy to provide our customers with solutions that make them more productive and profitable. We remain well-positioned in each of our targeted markets and continue to prioritize investments in new stores, sales and technical personnel, innovation, digital and other growth initiatives that will allow us to generate sustained and profitable above-market growth in an increasingly uncertain and competitive landscape.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy. We will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $238.2 million in cash and $3.026 billion of unused capacity under our credit facilities at September 30, 2024. We are, and expect to remain, in compliance with bank covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2024 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.
Net Sales
Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2024	2023	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$3,650.2	$3,537.1	$113.1	3.2%	(0.1)%	—%
Consumer Brands Group	790.5	854.8	(64.3)	(7.5)%	(3.6)%	(0.6)%
Performance Coatings Group	1,720.0	1,724.2	(4.2)	(0.2)%	(1.0)%	1.3%
Administrative	1.8	0.6	1.2	200.0%	—%	—%
Total	$6,162.5	$6,116.7	$45.8	0.7%	(0.8)%	0.3%
Consolidated Net sales increased by 0.7% in the third quarter of 2024 primarily due to higher sales in the Paint Stores Group and the impact from the acquisition of SIC Holding GmbH in 2023. These increases were partially offset by lower sales in the Consumer Brands and Performance Coatings Groups as well as unfavorable foreign currency translation. Net sales of all consolidated foreign subsidiaries increased to $1.124 billion in the third quarter of 2024 compared to $1.105 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was due to higher Net sales in the Europe and Asia regions. Net sales of all operations other than consolidated foreign subsidiaries increased to $5.038 billion in the third quarter of 2024 compared to $5.012 billion in the same period last year.
Net sales in the Paint Stores Group increased by 3.2% in the third quarter of 2024 primarily due to low-single digit sales volume growth and continued realization of higher selling prices implemented earlier in the year. Net sales increased in most professional customer end markets, led by protective and marine, residential repaint and new residential. Net sales from stores open for more than twelve calendar months increased by 2.2% in the third quarter of 2024 compared to last year’s comparable period. Net sales of non-paint products increased 1.0% in the third quarter of 2024 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 7.5% in the third quarter of 2024 primarily due to soft DIY demand in North America and a 3.6% impact from unfavorable foreign currency translation driven by Latin America. These decreases were partially offset by selling price increases in Latin America, which impacted Net sales by a low-single digit percentage and a low-single digit percentage sales volume increase in Latin America and Europe.
Net sales in the Performance Coatings Group was effectively flat as sales volume growth, inclusive of the impact of the 2023 acquisition of SIC Holding GmbH, was fully offset by unfavorable foreign currency translation. Performance was led by Packaging, which increased in all regions, Coil and Industrial Wood.

Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$10,143.1	$9,894.9	$248.2	2.5%	—%	—%
Consumer Brands Group	2,445.8	2,673.3	(227.5)	(8.5)%	(2.2)%	(1.8)%
Performance Coatings Group	5,208.3	5,228.9	(20.6)	(0.4)%	(0.6)%	1.4%
Administrative	4.1	2.6	1.5	57.7%	—%	—%
Total	$17,801.3	$17,799.7	$1.6	—%	(0.5)%	0.2%
Consolidated Net sales were essentially flat in the first nine months of 2024. Sales volume growth in the Paint Stores and Performance Coatings Groups was offset by lower sales volume in the Consumer Brands Group, inclusive of the impact from the divestiture of the China architectural business and a non-core domestic aerosol business in the prior period. Net sales of all consolidated foreign subsidiaries increased to $3.370 billion in the first nine months of 2024 compared to $3.342 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was due to growth in the Europe region, partially offset by lower Net sales in the Latin America and Asia regions. Net sales of all operations other than consolidated foreign subsidiaries decreased 0.2% to $14.431 billion in the first nine months of 2024 compared to $14.458 billion in the same period last year.
Net sales in the Paint Stores Group increased by 2.5% in the first nine months of 2024 primarily due to low-single digit sales volume growth and realization of higher selling prices that were implemented earlier in the year. Net sales from stores open for more than twelve calendar months increased 1.6% in the first nine months of 2024 compared to last year’s comparable period. Net sales of non-paint products increased 0.5% in the first nine months of 2024 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 8.5% in the first nine months of 2024 primarily due to a mid-single digit percentage sales volume decline primarily due to soft DIY demand in North America and the impact from the divestiture of the China architectural business and a non-core domestic aerosol business in the prior period. In addition, Net sales were unfavorably impacted by foreign currency translation.
Net sales in the Performance Coatings Group decreased by 0.4% in the first nine months of 2024 primarily due to selling price decreases, which impacted Net sales by a low-single digit percentage and unfavorable foreign currency translation, partially offset by mid-single digit sales volume growth, inclusive of the acquisition of SIC Holding GmbH in 2023. Performance was led by Industrial Wood and Coil, but was offset by a decrease in General Industrial and Automotive Refinish.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$6,162.5	100.0%	$6,116.7	100.0%	$17,801.3	100.0%	$17,799.7	100.0%
Cost of goods sold	3,135.0	50.9%	3,200.5	52.3%	9,179.4	51.6%	9,590.3	53.9%
Gross profit	3,027.5	49.1%	2,916.2	47.7%	8,621.9	48.4%	8,209.4	46.1%
SG&A	1,893.7	30.7%	1,756.5	28.7%	5,539.2	31.1%	5,209.5	29.3%
Other general expense (income) - net	0.7	—%	61.9	1.0%	(30.9)	(0.2)%	39.9	0.2%
Impairment	—	—%	—	—%	—	—%	34.0	0.2%
Interest expense	103.4	1.6%	101.9	1.7%	317.2	1.9%	322.9	1.8%
Interest income	(2.6)	—%	(5.1)	(0.1)%	(9.6)	(0.1)%	(15.8)	(0.1)%
Other expense (income) - net	9.5	0.2%	(8.0)	(0.1)%	(30.2)	(0.2)%	(17.0)	(0.1)%
Income before income taxes	$1,022.8	16.6%	$1,009.0	16.5%	$2,836.2	15.9%	$2,635.9	14.8%
Three Months Ended September 30, 2024
Consolidated Cost of goods sold decreased $65.5 million, or 2.0%, in the third quarter of 2024 compared to the same period in 2023 primarily due to improved efficiencies in manufacturing and distribution operations and foreign currency translation rate changes, which decreased Cost of goods sold by approximately 1%. These decreases were partially offset by a low single-digit increase in sales volume.
Consolidated gross profit increased $111.3 million in the third quarter of 2024 compared to the same period in 2023 primarily due to higher Net sales in the Paint Stores Group and improved efficiencies in manufacturing and distribution operations. Consolidated gross profit as a percent of consolidated Net sales increased in the third quarter of 2024 to 49.1% compared to 47.7% during the same period in 2023 for these same reasons.
The Paint Stores Group’s gross profit in the third quarter of 2024 was higher than the same period last year by $59.6 million due primarily to higher Net sales. The Paint Stores Group’s gross profit as a percent of Net sales was effectively flat in the third quarter of 2024 compared to the same period in 2023. The Consumer Brands Group’s gross profit increased by $55.1 million in the third quarter of 2024 compared to the same period last year due primarily to higher fixed cost absorption in the manufacturing and distribution operations within the segment, partially offset by lower Net sales. The Consumer Brands Group’s gross profit as a percent of Net sales increased in the third quarter of 2024 compared to the same period in 2023 for these same reasons. The Performance Coatings Group’s gross profit decreased $14.1 million in the third quarter of 2024 compared to the same period last year due primarily to lower sales in North America and unfavorable foreign currency related impacts. The Performance Coatings Group’s gross profit as a percent of Net sales decreased in the third quarter of 2024 compared to the same period last year for these same reasons.
Consolidated Selling, general and administrative expenses (SG&A) increased $137.2 million in the third quarter of 2024 versus the same period last year primarily due to investments in long-term growth strategies, including expenses to support net new store openings and digital technologies, and higher employee-related costs. As a percent of Net sales, consolidated SG&A increased 200 basis points in the third quarter of 2024 compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $75.0 million in the third quarter of 2024 compared to the same period last year due primarily due to investments in long-term growth initiatives, including increased spending from new store openings, and higher employee-related costs. The Consumer Brands Group’s SG&A decreased $5.4 million in the third quarter of 2024 compared to the same period last year primarily due to effective cost control in managing the operations of the business, partially offset by higher employee-related costs. The Performance Coatings Group’s SG&A decreased $0.5 million in the third quarter of 2024 compared to the same period last year primarily due to lower employee-related costs. The Administrative function’s SG&A increased $68.1 million in the third quarter of 2024 compared to the same period last year due primarily to higher employee-related costs and increased expenses related to digital technologies and systems.
Other general expense (income) - net decreased $61.2 million in the third quarter of 2024 compared to the same period last year primarily due to a decrease in provisions for environmental matters, net in the Administrative function and increased net gains on sale or disposition of assets. See Note 15 in Item 1 for further details.

Interest expense increased $1.5 million in the third quarter of 2024 compared to the same period last year primarily due to an increase in short-term borrowings. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.
Other expense (income) - net was expense of $9.5 million in the third quarter of 2024 compared to income of $8.0 million in the same period last year primarily due to higher foreign currency transaction losses in the current year and an increase in miscellaneous expenses, partially offset by an increase in miscellaneous income. See Note 15 in Item 1 for further details.
Nine Months Ended September 30, 2024
Consolidated Cost of goods sold decreased $410.9 million, or 4.3%, in the first nine months of 2024 compared to the same period in 2023 due primarily to moderating raw material costs, partially offset by a low single-digit increase in sales volume.
Consolidated gross profit increased $412.5 million in the first nine months of 2024 compared to the same period in 2023 primarily due to moderating raw material costs and higher Net sales. Consolidated gross profit as a percent of consolidated Net sales increased in the first nine months of 2024 to 48.4% compared to 46.1% during the same period in 2023 for these same reasons.
The Paint Stores Group’s gross profit in the first nine months of 2024 was higher than the same period last year by $181.8 million due primarily to higher Net sales and moderating raw material costs. The Paint Stores Group’s gross profit as a percent of Net sales increased in the first nine months of 2024 compared to the same period in 2023 for these same reasons. The Consumer Brands Group’s gross profit increased by $206.2 million in the first nine months of 2024 compared to the same period last year due primarily to higher fixed cost absorption in the manufacturing and distribution operations within the segment and moderating raw material costs, partially offset by lower Net sales. The Consumer Brands Group’s gross profit as a percent of Net sales increased in the first nine months of 2024 compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit increased $11.6 million in the first nine months of 2024 compared to the same period last year primarily due to moderating raw material costs, partially offset by lower Net sales. The Performance Coatings Group’s gross profit as a percent of Net sales increased in the first nine months of 2024 compared to the same period last year for these same reasons.
Consolidated SG&A increased $329.7 million in the first nine months of 2024 versus the same period last year primarily due to investments in long-term growth strategies, including expenses to support net new store openings and digital technologies, and higher employee-related costs. As a percent of Net sales, consolidated SG&A increased 180 basis points in the first nine months of 2024 compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $166.9 million in the first nine months of 2024 compared to the same period last year primarily due to investments in long-term growth initiatives, including increased spending from new store openings, costs to support higher sales and higher employee-related costs. The Consumer Brands Group’s SG&A increased $1.0 million in the first nine months of 2024 compared to the same period last year due to higher employee-related costs, partially offset by effective cost control in managing the operations of the business. The Performance Coatings Group’s SG&A increased $15.7 million in the first nine months of 2024 compared to the same period last year due primarily to investments in long-term initiatives. The Administrative function’s SG&A increased $146.1 million in the first nine months of 2024 compared to the same period last year due primarily to higher employee-related costs and increased expenses related to digital technologies and systems.
Other general expense (income) - net was income of $30.9 million in the third quarter of 2024 compared to expense of $39.9 million in the same period last year primarily due to a decrease in provisions for environmental matters, net in the Administrative function, increased net gains on sale or disposition of assets and a decrease in miscellaneous expenses. This activity was partially offset by the gain recognized in the prior period related to the divestiture of a business. See Note 15 in Item 1 for further details.
For information on impairment recognized in prior periods as a result of the divestiture of the China architectural business, see Notes 3 and 5 in Item 1 and Note 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Interest expense decreased $5.7 million in the first nine months of 2024 compared to the same period last year primarily due to a decrease in long-term debt outstanding during the first nine months of 2024 compared to the same period last year, partially offset by higher interest expense on short-term borrowings. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.
Other expense (income) - net was income of $30.2 million in the first nine months of 2024 compared to income of $17.0 million in the same period last year. The increase is primarily due to lower foreign currency transaction related losses in the current year compared to the prior period and an increase in miscellaneous income, partially offset by a decrease in investment gains. See Note 15 in Item 1 for further details.

The following table presents Income before income taxes by segment and as a percentage of Net sales by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Income Before Income Taxes:
Paint Stores Group	$895.9	$917.5	(2.4)%	$2,296.2	$2,293.5	0.1%
Consumer Brands Group	165.5	101.6	62.9%	523.3	305.7	71.2%
Performance Coatings Group	259.7	279.7	(7.2)%	798.9	771.3	3.6%
Administrative	(298.3)	(289.8)	(2.9)%	(782.2)	(734.6)	(6.5)%
Total	$1,022.8	$1,009.0	1.4%	$2,836.2	$2,635.9	7.6%

Income Before Income Taxes as a % of Net Sales:
Paint Stores Group	24.5%	25.9%		22.6%	23.2%
Consumer Brands Group	20.9%	11.9%		21.4%	11.4%
Performance Coatings Group	15.1%	16.2%		15.3%	14.8%
Administrative	nm	nm		nm	nm
Total	16.6%	16.5%		15.9%	14.8%

nm - not meaningful
Income Tax Expense
The effective tax rate was 21.2% for the third quarter of 2024 compared to 24.5% for the third quarter of 2023, and 22.4% for the first nine months of 2024 compared to 22.9% for the first nine months of 2023. The decrease in the effective tax rate for both periods was primarily due to a more favorable impact of tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year in both periods. See Note 16 in Item 1 for further details.
Net Income Per Share
Diluted net income per share in the third quarter of 2024 increased 7.8% to $3.18 per share compared to $2.95 per share in the third quarter of 2023. Diluted net income per share included a $0.19 per share charge for acquisition-related amortization expense in both the third quarter of 2024 and 2023. In the third quarter of 2023, diluted net income per share also included a charge of $0.06 per share related to activities associated with the Company’s restructuring plan. Foreign currency translation rate changes decreased diluted net income per share by $0.04 in the third quarter of 2024.
Diluted net income per share for the first nine months of 2024 increased 10.2% to $8.65 per share compared to $7.85 per share in the first nine months of 2023. Diluted net income per share included a $0.59 and $0.60 per share charge for acquisition-related amortization expense for the first nine months of 2024 and 2023, respectively. In the first nine months of 2023, diluted net income per share included a net charge of $0.09 per share related to activities associated with the Company’s restructuring plan. Foreign currency translation rate changes decreased diluted net income per share by $0.06 in the first nine months of 2024.
For information on the Company’s restructuring plan, see Note 4 in Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at September 30, 2024. The Company generated $2.219 billion in Net operating cash during the first nine months of 2024. The Company returned cash of $1.972 billion to its shareholders in the form of dividends and share repurchases during the first nine months of 2024. The Company’s EBITDA increased 5.5% to $3.616 billion for the first nine months of 2024. Refer to the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At September 30, 2024, the Company had Cash and cash equivalents of $238.2 million and total debt outstanding of $10.140 billion. Total debt, net of Cash and cash equivalents, was $9.902 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating requirements.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $819.4 million to a deficit of $1.244 billion at September 30, 2024 compared to a deficit of $424.4 million at September 30, 2023. The net working capital decrease is due to an increase in current liabilities and a decrease in current assets.
Current asset balances decreased $224.5 million at September 30, 2024 compared to September 30, 2023 primarily due to a decrease in Cash and cash equivalents of $265.2 million primarily due to the timing of the SIC Holding acquisition in October 2023 and a decrease of $14.9 million in Other current assets, partially offset by an increase of $32.5 million in Accounts receivable, net and an increase in Inventories of $23.1 million.
Current liability balances increased $594.9 million at September 30, 2024 compared to September 30, 2023 primarily due to an increase in Short-term borrowings of $576.9 million, an increase in Other accruals of $140.3 million, primarily related to environmental liabilities, liabilities from contracts with customers, commitments related to Non-Traded Investments and miscellaneous other current liabilities, an increase in Accounts payable of $112.9 million and an increase in the Current portion of operating lease liabilities of $21.7 million, partially offset by a decrease in Accrued taxes of $165.3 million, a decrease in the Current portion of long-term debt of $49.3 million and a decrease of $42.3 million in compensation and taxes withheld. At September 30, 2024 and 2023, the Company’s current ratio was 0.83 and 0.94, respectively, compared to 0.83 at December 31, 2023.
Property, Plant and Equipment
Net property, plant and equipment increased $507.9 million in the first nine months of 2024 and $764.1 million in the twelve months since September 30, 2023. The increase in the first nine months was primarily due to capital expenditures of $730.6 million, partially offset by depreciation expense of $217.3 million and foreign currency translation and other adjustments of $5.4 million. Since September 30, 2023, the increase was primarily due to capital expenditures of $1.080 billion and foreign currency translation and other adjustments of $5.6 million, partially offset by depreciation expense of $291.6 million and the sale or disposition of fixed assets of $29.9 million.
Capital expenditures primarily represented expenditures related to construction activities associated with the new headquarters and research and development (R&D) center in the Administrative function. Construction of the new headquarters and R&D center is expected to be complete in 2025. In addition, capital expenditures were related to manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups and the opening of new paint stores and renovation and improvements in existing stores in the Paint Stores Group.
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
Goodwill and Intangible Assets
Goodwill increased $31.0 million from December 31, 2023 and increased $244.7 million from September 30, 2023. The increase during the first nine months of 2024 was primarily due to purchase accounting allocations of $27.1 million and foreign currency translation fluctuations of $3.9 million. The increase over the twelve month period from September 30, 2023 was primarily due to purchase accounting allocations of $181.3 million and foreign currency translation fluctuations and other adjustments of $63.4 million.
Intangible assets decreased $223.6 million from December 31, 2023 and $167.1 million from September 30, 2023. The decrease during the first nine months of 2024 was primarily due to amortization of $244.8 million and foreign currency translation fluctuations and other adjustments of $0.4 million, partially offset by capitalized software of $21.6 million. The decrease over the twelve month period from September 30, 2023 was primarily due to amortization of $319.6 million and trademark impairment of $24.0 million, partially offset by purchase accounting allocations of $110.7 million, capitalized software of $21.6 million, and foreign currency translation fluctuations and other adjustments of $44.2 million.
See Note 5 in Item 1 for further details concerning the Company’s Goodwill and Intangible assets and Note 3 in Item 1 for information on the impairment test performed as a result of the China architectural business divestiture in in the third quarter of 2023. In addition, see Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company’s Goodwill and Intangible assets.
Other Assets
Other assets increased $234.6 million from December 31, 2023 and $331.3 million from September 30, 2023. The increase in the first nine months of 2024 and from September 30, 2023 was primarily due to an increase in Non-Traded Investments and other assets related to contracts with customers, deposits, including the deposit related to the acquisition that closed in October 2024 (see Note 3 in Item 1), and assets related to cloud computing arrangements. See Note 1 in Item 1 for further details on the Company’s Non-Traded Investments.
Debt (including Short-term borrowings)

	September 30,	December 31,	September 30,
	2024	2023	2023
Long-term debt (including current portion)	$9,224.2	$9,476.7	$9,597.4
Short-term borrowings	915.5	374.2	338.6
Total debt outstanding	$10,139.7	$9,850.9	$9,936.0
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. See Note 6 in Item 1 for additional information concerning debt.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2023. The changes from September 30, 2023 are primarily due to changes in actuarial assumptions. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.

Deferred Income Taxes
Deferred income taxes decreased $51.4 million from December 31, 2023 and $16.7 million from September 30, 2023 primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2024. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2024. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first nine months of 2024 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	September 30,	December 31,	September 30,
	2024	2023	2023
Total shareholders’ equity	$4,156.1	$3,715.8	$3,780.0
Shareholders’ equity increased $440.3 million during the first nine months of 2024 primarily as a result of Net income of $2.201 billion and an increase in Other capital of $277.8 million mainly associated with stock-based compensation expense and stock option exercises. These increases were partially offset by $1.444 billion of treasury stock activity mainly attributable to treasury stock repurchases, cash dividends paid on common stock of $543.6 million and a decrease in AOCI of $51.9 million mainly due to foreign currency translation adjustments.
Shareholders’ equity increased $376.1 million since September 30, 2023 primarily as a result of Net income of $2.558 billion and an increase in Other capital of $367.5 million mainly associated with stock-based compensation expense and stock option exercises. These increases were partially offset by $1.931 billion of treasury stock activity mainly attributable to treasury stock repurchases, cash dividends paid on common stock of $698.9 million and an increase in AOCI of $80.2 million mainly due to foreign currency translation adjustments.
During the first nine months of 2024, the Company purchased 4.4 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2024 to purchase 35.3 million shares of its common stock.
In February 2024, the Company’s Board of Directors increased the quarterly cash dividend from $0.605 per share to $0.715 per share. This quarterly dividend was approved in all subsequent quarters and will result in an annual dividend for 2024 of $2.86 per share, or a 31% payout of 2023 diluted net income per share.

Cash Flow
Net operating cash for the nine months ended September 30, 2024 was a source of $2.219 billion compared to a source of $2.603 billion for the same period in 2023. The decrease in Net operating cash was primarily due to higher cash requirements for working capital, partially offset by higher Net income.
Net investing cash usage increased $401.8 million in the first nine months of 2024 to a usage of $910.8 million compared to a usage of $509.0 million for the same period in 2023 primarily due to an increase in cash used for capital expenditures, cash on deposit for a pending acquisition in the current year and reduced proceeds from the sale of assets, partially offset by proceeds from the divestiture of a business in the prior period.
Net financing cash usage decreased $438.8 million in the first nine months of 2024 to a usage of $1.346 billion compared to a usage of $1.785 billion for the same period in 2023 primarily due to an increase in short-term borrowings, proceeds from long-term debt in the current year and higher proceeds from stock options exercised, partially offset by an increase in payments of long-term debt, treasury stock purchases and cash dividends.
In the twelve month period from October 1, 2023 through September 30, 2024, the Company generated net operating cash of $3.137 billion, used $1.441 billion in investing activities and used $1.986 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the New Credit Agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At September 30, 2024, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Note 6 in Item 1 for additional information concerning the Company’s debt and related covenants.

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
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$806.2	$761.5	$2,201.3	$2,032.6
Interest expense	103.4	101.9	317.2	322.9
Income taxes	216.6	247.5	634.9	603.3
Depreciation	74.4	71.9	217.3	218.0
Amortization	81.2	83.5	244.8	250.2
EBITDA	$1,281.8	$1,266.3	$3,615.5	$3,427.0
Restructuring expense	—	—	—	9.6
Impairment of assets related to China divestiture	—	—	—	34.0
Gain on divestiture of domestic aerosol business	—	—	—	(20.1)
Adjusted EBITDA	$1,281.8	$1,266.3	$3,615.5	$3,450.5
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company enters into option and forward currency exchange contracts and commodity swaps to hedge against value changes in foreign currency and commodities. The Company believes it may experience continuing losses from foreign currency translation and commodity price fluctuations. However, the Company does not expect foreign currency translation, transaction, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the nine months ended September 30, 2024, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s third quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 - July 31
Share repurchase program (1)	150,000	$349.11	150,000	36,375,000
Employee transactions (2)	1,423	$340.66	—	N/A

August 1 - August 31
Share repurchase program (1)	550,000	$354.88	550,000	35,825,000
Employee transactions (2)	988	$351.25	—	N/A

September 1 - September 30
Share repurchase program (1)	550,000	$365.72	550,000	35,275,000
Employee transactions (2)	645	$374.97	—	N/A

Quarter Total
Share repurchase program (1)	1,250,000	$358.96	1,250,000	35,275,000
Employee transactions (2)	3,056	$351.33	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended September 30, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

4.1
Credit Agreement, dated as of July 31, 2024, by and among the Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 31, 2024, and incorporated herein by reference.

4.2
Third Supplemental Indenture, dated as of August 9, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 9, 2024, and incorporated herein by reference.

4.3
Fourth Supplemental Indenture, dated as of August 9, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 9, 2024, and incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 22, 2024	By:	/s/ Jane M. Cronin
Jane M. Cronin
Senior Vice President -
Enterprise Finance

October 22, 2024	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer